Form 10-Q
period 2012-06-30
Alexander & Baldwin, Inc.
filed 2012-08-03
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _________________

Commission file number 001-35492

ALEXANDER & BALDWIN, INC.
(Exact name of registrant as specified in its charter)

Hawaii	45-4849780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 3440, Honolulu, Hawaii 822 Bishop Street, Honolulu, Hawaii (Address of principal executive offices)	9680l 96813 (Zip Code)

(808) 525-6611
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of June 30, 2012: 42,403,694

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss)
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating Revenue:
Real estate leasing	$25.5	$24.2	$51.0	$48.9
Real estate development and sales	7.0	5.6	9.4	11.1
Agribusiness	39.9	43.4	53.5	59.3
Total operating revenue	72.4	73.2	113.9	119.3

Operating Costs and Expenses:
Cost of real estate leasing	14.6	14.1	28.9	28.6
Cost of real estate development and sales	3.1	3.2	4.1	6.5
Costs of agribusiness revenues	32.8	34.8	42.9	48.0
Selling, general and administrative	7.4	7.3	15.5	14.4
Impairment of real estate assets (Santa Barbara)	5.1	--	5.1	--
Separation costs, including equity conversion costs	4.4	--	6.1	--
Total operating costs and expenses	67.4	59.4	102.6	97.5

Operating Income	5.0	13.8	11.3	21.8
Other Income and (Expense):
Income (loss) related to real estate joint ventures	(1.1)	(0.4)	(2.7)	1.6
Impairment and equity losses related to Bakersfield joint venture	(4.7)	--	(4.7)	--
Gain on sale of investment and other	--	2.5	--	6.2
Interest income	--	0.2	0.1	0.2
Interest expense	(4.0)	(4.2)	(8.1)	(8.5)
Income (Loss) From Continuing Operations Before Income Taxes	(4.8)	11.9	(4.1)	21.3
Income tax expense (benefit)	(0.4)	5.2	(0.1)	9.2
Income (Loss) From Continuing Operations	(4.4)	6.7	(4.0)	12.1
Income From Discontinued Operations (net of income taxes)	--	5.6	2.4	10.0

Net Income (Loss)	$(4.4)	$12.3	$(1.6)	$22.1

Basic Earnings (Loss) Per Share:
Continuing operations	$(0.10)	$0.16	$(0.10)	$0.28
Discontinued operations	--	0.13	0.06	0.24
Net income (Loss)	$(0.10)	$0.29	$(0.04)	$0.52

Diluted Earnings (Loss) Per Share:
Continuing operations	$(0.10)	$0.16	$(0.10)	$0.28
Discontinued operations	--	0.13	0.06	0.24
Net income (Loss)	$(0.10)	$0.29	$(0.04)	$0.52

Weighted Average Number of Shares Outstanding:
Basic and Diluted	42.4	42.4	42.4	42.4

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income (Loss)	$(4.4)	$12.3	$(1.6)	$22.1
Other Comprehensive Income, Net of Tax:
Defined benefit pension plans:
Net loss and prior service cost	(1.9)		(1.9)
Less: amortization of prior service cost (credit) included in net periodic pension cost	(0.4)	0.2	(0.4)	0.4
Less: amortization of net loss included in net periodic pension cost	2.2	1.3	3.9	2.6
Income taxes	--	(0.6)	(0.9)	(1.2)
Other Comprehensive Income	(0.1)	0.9	0.7	1.8
Comprehensive Income (Loss)	$(4.5)	$13.2	$(0.9)	23.9

See Notes to Condensed Consolidated Financial Statements.

 ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$2.5	$11.7
Accounts receivable, net	7.3	6.7
Inventories	60.0	36.3
Real estate held for sale	1.5	2.8
Deferred income taxes	4.0	3.5
Prepaid expenses and other assets	8.5	7.8
Total current assets	83.8	68.8
Investments in Affiliates	290.5	290.8
Real Estate Developments	158.6	143.3
Property – net	832.1	830.6
Other Assets	59.9	53.1
Total assets	$1,424.9	$1,386.6

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$28.4	$34.5
Accounts payable	27.0	20.8
Accrued and other liabilities	28.3	34.7
Total current liabilities	83.7	90.0
Long-term Liabilities:
Long-term debt	223.8	327.2
Deferred income taxes	156.5	164.1
Accrued pension and postretirement benefits	55.2	54.6
Other non-current liabilities	24.4	24.9
Total long-term liabilities	459.9	570.8
Commitments and Contingencies (Note 3)
Equity:
Common stock, no par value; authorized, 150 million shares; issued and outstanding, 42.4 million shares at June 30, 2012	928.2	--
Preferred stock, no par value; authorized, 15 million shares; none issued or outstanding at June 30, 2012	--	--
Net investment	--	773.4
Accumulated other comprehensive loss	(46.9)	(47.6)
Total equity	881.3	725.8
Total liabilities and equity	$1,424.9	$1,386.6

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash Flows used in Operating Activities	$(24.3)	$(8.5)

Cash Flows from Investing Activities:
Capital expenditures	(12.4)	(7.2)
Proceeds from disposal of property and other assets	0.8	8.7
Payments for purchases of investments in affiliates	(7.3)	(15.0)
Proceeds from investments in affiliates	0.1	7.9
Net cash used in investing activities	(18.8)	(5.6)

Cash Flows from Financing Activities:
Proceeds from issuances of debt	94.0	62.0
Payments of debt and deferred financing costs	(200.9)	(37.1)
Proceeds from (payments on) line-of-credit agreements, net	(5.5)	2.6
Contributions from (distribution to) Alexander & Baldwin Holdings, Inc., net (a)	146.3	(16.3)
Net cash provided by financing activities	33.9	11.2

Cash and Cash Equivalents:
Net decrease for the period	(9.2)	(2.9)
Balance, beginning of period	11.7	5.5
Balance, end of period	$2.5	$2.6

Other Cash Flow Information:
Interest paid	$(9.2)	$(8.3)
Income taxes paid	$(1.0)	$(14.4)

Other Non-cash Information:
Depreciation and amortization expense	$17.6	$17.0
Tax-deferred property sales	$9.0	$36.0
Tax-deferred property purchases	$(9.4)	$(10.9)

(a) Refer to Note 11, “Related Party Transactions.”

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(In millions) (Unaudited)

				Accumulated
				Other
				Compre-
	Common Stock		Net	hensive
	Shares	Value	Investment	Loss	Total

Balance at January 1, 2012	—	$—	$773.4	$(47.6)	$725.8
Net loss	—	—	(1.6)	—	(1.6)
Other comprehensive income, net of tax	—	—	—	0.7	0.7
Contribution from Alexander & Baldwin Holdings, Inc.—net (a)	—	—	156.4	—	156.4
Conversion of net investment of Alexander & Baldwin Holdings, Inc. into common stock	42.4	928.2	(928.2)	—	—
Balance, June 30, 2012	42.4	$928.2	$—	$(46.9)	$881.3

(a) Refer to Note 11, “Related Party Transactions.”

See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)
    Description of Business.  Prior to June 29, 2012, Alexander & Baldwin, Inc. (“A&B” or the “Company”) was a wholly owned subsidiary of Alexander & Baldwin Holdings, Inc. (“Holdings”). On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock in a tax-free distribution (the “Separation”). Holders of Holdings common stock received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company. A&B is headquartered in Honolulu and operates in three segments in two industries—Real Estate and Agribusiness.

    Real Estate:  The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the Mainland. The Real Estate Development and Sales segment generates its revenues through the development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties. Real estate activities are conducted through A&B Properties, Inc. and various other wholly owned subsidiaries of A&B.

    Agribusiness:  Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; and generates and sells electricity, to the extent not used in the Company’s Agribusiness operations.

    Separation. On June 29, 2012, the Company completed its legal separation from Alexander & Baldwin Holdings, Inc. In connection with the Separation, Holdings entered into several agreements with the Company that govern the ongoing relationship between Holdings and the Company, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement.

Additionally, in connection with the Separation and pursuant to the terms of the Separation Agreement with Holdings:

•	Holdings contributed $159.3 million to A&B, which was used to pay down A&B’s revolving credit facilities;

•
Intercompany receivables, payables, loans and other accounts between A&B and its subsidiaries and Holdings and its subsidiaries, in existence immediately prior to the Separation were satisfied and/or settled; and

•	Intercompany agreements and all other arrangements in effect immediately prior to the distribution have been terminated or canceled, subject to certain exceptions.

Separation expenses, excluding incremental share-based compensation, were $4.4 million and $6.1 million for the three and six months ended June 30, 2012, respectively, and were primarily related to professional fees. Included in these separation expenses were $0.8 million of incremental share-based compensation recognized in the second quarter related to the exchange of existing employee options with replacement options in the new company. The Company does not expect to recognize any additional material separation expenses for the remainder of the year. Cash separation costs are expected to total approximately $14 million and, in addition to professional fees, cash separation costs also included debt refinancing fees related to its new credit facilities that will be amortized to expense over time and accrued income taxes that will be paid on previously deferred intercompany gains.

On June 4, 2012, in connection with the Separation, A&B entered into an amended three-year unsecured note purchase and private shelf agreement ("A&B Note Agreement") with Prudential Investment Management, Inc. ("PIM”) and certain affiliates of PIM under which A&B may issue notes in an aggregate amount up to $300 million less the sum of all principal amounts then outstanding. The A&B Note Agreement replaces a $50 million private shelf agreement between Holdings and Prudential dated April 25, 2001 and a $400 million private shelf agreement between Holdings and Prudential dated April 19, 2006, as amended. Under the A&B Note Agreement, approximately $207 million of existing notes, consisting of the Series A Notes, Series B Notes, Series C Notes, Series D Notes, and 2001 Notes (collectively, the "A&B Pru Notes"), were amended or replaced. The interest rates of the A&B Pru Notes remained unchanged, but the Series AX Notes, Series BX Notes, and Series CX Notes extended the maturity dates of the Series A Notes, Series B Notes, and Series C Notes which they replace.

Principal negative covenants contained in the A&B Note Agreement include the requirements that:

(a)	A&B’s consolidated shareholders equity not be less than the sum of $612 million plus, to the extent positive, 25 percent of consolidated net income for each fiscal quarter ended after March 31, 2012;

(b)
A&B’s ratio of adjusted earnings before interest, taxes, depreciation and amortization (commonly referred to as "EBITDA") to fixed charges, as defined, not be less than 1.50 to 1.00 at the end of any fiscal quarter;

(c)	A&B’s ratio of debt to total adjusted asset value, as defined, not be greater than 0.50 to 1.00;

(d)	A&B’s ratio of unencumbered income producing assets value to unsecured debt, as defined, not be less than 1.75 to 1.00; and

(e)	The aggregate principal amount of priority debt, as defined, at any time should not exceed 20 percent of total adjusted asset value, as defined.

On June 4, 2012, also in connection with the Separation, A&B entered into an agreement (the "A&B Revolving Credit Agreement") with First Hawaiian Bank ("FHB"), Bank of America, N.A. ("BAML"), and the other lenders party thereto, for a revolving credit facility. The A&B Revolving Credit Agreement supersedes Holdings’ $230 million Credit Agreement, dated August 5, 2011, with FHB, BAML, and the other lenders party thereto.

The A&B Revolving Credit Agreement, which expires in June 2017, provides A&B with an aggregate $260 million, 5-year unsecured commitment ("A&B Senior Credit Facility"), with an uncommitted $90 million increase option. The A&B Senior Credit Facility also provides for a $100 million sub-limit for the issuance of standby and commercial letters of credit and a $50 million sub-limit for swing line loans.

The A&B Senior Credit Facility is subject to commitment fees, letter of credit fees and interest on draws based on A&B’s ratio of total debt to total adjusted asset value ("A&B Credit Ratio"), as defined. Commitment fees and letter of credit fees are computed using rates tied to a sliding scale, which range from 0.15% to 0.35% for commitment fees and 1.50% to 2.50% for letter of credit fees, based on the A&B Credit Ratio.  Interest rates on draws under the A&B Senior Credit Facility are also tied to a sliding scale of rates based on the A&B Credit Ratio, plus London Interbank Offered Rate ("LIBOR") for the applicable borrowing period.  These rates range from 1.50% to 2.50% plus LIBOR. Alternatively, A&B may select an interest rate based on a "base rate option," as defined in the agreement.

Amounts drawn under the A&B Senior Credit Facility are expected to bear interest at rates ranging from 1.70% to 1.90% plus LIBOR, based on estimates of A&B’s Credit Ratio. The maturity date for revolving draws under the A&B Senior Credit Facility ranges from one week to six months, at A&B’s option. Amounts drawn under the swing line bear interest at a rate agreed between A&B and BAML, and swing line loans mature no later than ten business days from the date of the draw.

The A&B Revolving Credit Agreement contains various restrictive covenants that are substantially the same as those contained in the A&B Note Agreement. Both the A&B Revolving Credit Agreement and the A&B Note Purchase Agreement contain customary representations and warranties and events of default. At June 30, 2012, the Company believes it was in compliance with all of its covenants. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

(2)
    Basis of Presentation.  The consolidated financial statements of A&B include the financial position, results of operations and cash flows of the real estate and agriculture businesses and corporate functions of Alexander & Baldwin, Inc., all of which were under common ownership and common management prior to the Separation, and are presented as if the Separation had occurred as of the earliest period presented. Due to common ownership and control, there was no change in the basis of the assets or liabilities as a result of the Separation. The consolidated financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

    All significant transactions between A&B and Holdings have been included in the consolidated financial statements. In connection with the Separation, the Company completed certain transactions with Holdings, which resulted in a net increase to equity of approximately $156.4 million.

    The condensed consolidated financial statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the combined balance sheets as of December 31, 2011 and 2010, and the related combined statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011 and the notes thereto included in the Company’s Form 10.

(3)
    Commitments, Guarantees and Contingencies.  Commitments and financial arrangements (excluding lease commitments disclosed in Note 8 of the Company’s Form 10) at June 30, 2012, included the following (in millions):

Standby letters of credit related to real estate development projects	$11.9
Performance bonds related to real estate construction	$36.1

These amounts are not recorded on the Company’s condensed consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

Indemnity Agreements:  For certain real estate joint ventures, the Company may be obligated under bond indemnities to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety in exchange for the issuance of surety bonds that cover construction activities, such as project amenities, roads, utilities, and other infrastructure. The recorded amounts of the indemnity liabilities were not material. Under the indemnities, the Company and its joint venture partners agree to indemnify the surety bond issuer from all losses and expenses arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date.

Other Obligations:  Certain of the real estate businesses in which the Company holds a non-controlling interest have long-term debt obligations. One of the Company’s joint ventures has a $10 million loan that matures in August 2015. As a condition to providing the loan to the joint venture, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement is not material, and as of June 30, 2012, the Company had not paid any amounts under the guaranty.

Other than obligations described above, investor obligations do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.

Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 58 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. If the Company is not permitted to utilize sufficient quantities of stream waters from State lands in East Maui, it could have a material adverse effect on the Company’s sugar-growing operations.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 petitions resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party. On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing. On November 17, 2010, the petitioner filed an appeal of the Water Commission’s denial to the Hawaii Intermediate Court of Appeals. On August 31, 2011, the Intermediate Court of Appeals dismissed the petitioner’s appeal. On November 29, 2011, the petitioner appealed the Intermediate Court of Appeals’ dismissal to the Hawaii Supreme Court. On January 11, 2012, the Hawaii Supreme Court vacated the Intermediate Court of Appeals’ dismissal of the petitioner’s appeal and remanded the appeal back to the Intermediate Court of Appeals.

On June 25, 2004, two organizations filed a petition with the Water Commission to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provided approximately 15 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals. On June 23, 2011, the case was transferred to the Hawaii Supreme Court.

The loss of East Maui and West Maui water as a result of the Water Commission’s decisions imposes challenges to the Company’s sugar growing operations. While the resulting water loss does not immediately threaten near-term sugar production, it will result in a future suppression of sugar yields and will have an impact on the Company that will only be quantifiable over time. Accordingly, the Company is unable to predict, at this time, the outcome or financial impact of the water proceedings.

In March 2011, the Environmental Protection Agency (“EPA”) published nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which would apply to Hawaiian Commercial & Sugar Company’s three boilers. The standards require that prescribed emissions be reduced to allowable levels as detailed in the final regulations by early 2014. The EPA subsequently reconsidered the March 2011 rule, and in December 2011, re-proposed the Boiler MACT rule. The Company is not able to evaluate the impact of the new standards until the rule is finalized, which is expected to occur in the third quarter of 2012. Given the potential for changes to the rule, the Company’s continuing evaluation of alternative operating models for its sugar business, and the requirement to perform a thorough analysis of the new standards, the Company is unable to predict at this time, the financial impact of the regulations.

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, Inc. as a defendant. At a hearing on October 26, 2011, the judge dismissed the lawsuit, without prejudice. The EEOC filed a second amended complaint on December 16, 2011. In response, McBryde Resources and Alexander & Baldwin, Inc. filed a motion to dismiss the second amended complaint. The motion was granted in part and denied in part, however, the Court has allowed the EEOC to file another amended complaint. McBryde Resources and Alexander & Baldwin, Inc. will vigorously defend themselves in this matter. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

A&B is a party to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on A&B’s condensed combined financial statements as a whole.

(4)
    Earnings (Loss) Per Share (“EPS”). The computation of basic and diluted earnings (loss) per common share for all periods is calculated using the number of shares of ALEX common stock outstanding on July 2, 2012, the first day of trading following the June 29, 2012 distribution of ALEX common stock to Holdings shareholders. For all periods presented, there were no dilutive shares because no actual A&B shares or share-based awards were outstanding prior to the Separation.

(5)
    Fair Value of Financial Instruments.  The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money markets funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at June 30, 2012 was $228.8 million and $243.8 million, respectively, and $327.2 million and $342.2 million at December 31, 2011, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

    Non-financial assets measured at fair value on a nonrecurring basis at June 30, 2012 consisted of land held for real estate development and an investment in affiliate that was written-down to estimated fair value during the second quarter of 2012. See Note 10 for additional information on impairment and equity losses recognized during the second quarter of 2012. There were no impairment write-downs in the second quarter of 2011. The aggregate fair values of these assets were classified in level 3 of the fair value hierarchy.

(6)
    Share-Based Compensation.  A&B employees have historically participated in equity plans of Alexander & Baldwin Holdings, Inc. The following disclosures represent A&B’s portion of the plans maintained by Holdings, in which A&B’s employees participated prior to the Separation.

Effective as of the completion of the Separation, all A&B employees that held Holdings restricted stock units (“RSUs”) on June 29, 2012 (the “Distribution Date”) received replacement A&B RSUs with terms and conditions substantially identical to the terms and conditions formerly applicable to the Holdings RSUs replaced. Additionally, effective as of the completion of the Separation, A&B employees that held Holdings stock options on the Distribution Date received replacement A&B stock options with terms and conditions substantially identical to the terms and conditions formerly applicable to the Holdings stock options. The number of shares and exercise price of each replacement award were adjusted in order to preserve the aggregate intrinsic value of the awards held by such employee, as follows:

•
The number of A&B replacement stock options was computed by multiplying the number of Holdings stock options held by the employee on the Distribution Date by the ratio of the sum of the A&B when-issued and Holdings when-issued closing stock prices to the A&B when-issued closing stock price on the Distribution Date.

•
The exercise prices of replacement A&B stock options were adjusted by multiplying the exercise prices of Holdings stock options by the ratio of the A&B when-issued closing stock price to the sum of the A&B when-issued and Holdings when-issued closing stock prices on the Distribution Date.

•
The number of A&B replacement RSUs was computed by multiplying the number of Holdings RSUs held by the employee on the Distribution Date by the ratio of the sum of the A&B when-issued and Holdings when-issued closing stock prices to the A&B when-issued closing stock price on the Distribution Date.

The replacement of awards described above constitutes a “modification” under Financial Accounting Standards Board Accounting Standards Codification Topic ASC 718, Compensation-Stock Compensation. Accordingly, the Company measured the excess of the fair value of the replacement awards over the fair value of the replaced awards and recorded incremental share-based compensation expense of $0.8 million in the second quarter of 2012. The remaining $1.2 million of incremental share-based compensation expense will be amortized over a weighted average vesting period of approximately one year.

The replacement awards were made under the Company’s new 2012 Incentive Compensation Plan (“2012 Plan”), which became effective as of the Separation, and allows for the granting of stock options, restricted stock units, and common stock. Under the 2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of June 30, 2012, 1,573,088 million shares of the Company’s common stock remained available for future issuance. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.

As of June 30, 2012, following the Distribution Date, the number of converted non-qualified stock options outstanding was approximately 2,410,000. These options had a weighted average exercise price of $20.01 and a weighted average remaining contractual life of 5.6 years. As of June 30, 2012, the number of unvested restricted stock units outstanding was approximately 317,000, with a weighted average grant-date fair value of $20.11 and a remaining weighted average vesting period of 1.3 years. Approximately 269,000 restricted stock units are time-based awards that vest ratably over three years. The remaining 48,000 restricted stock units represent performance-based awards that vest after three years, provided certain performance targets related to the first year of the vesting period are achieved.

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Share-based expense (net of estimated forfeitures):
Stock options	$1.1	$0.3	$1.4	$0.6
Restricted stock units	1.0	0.8	2.0	1.8
Total share-based expense	2.1	1.1	3.4	2.4
Total recognized tax benefit	(0.7)	(0.2)	(1.1)	(0.6)
Share-based expense (net of tax)	$1.4	$0.9	$2.3	$1.8

(7)
    Discontinued Operations.  In 2012, the revenues and expenses of Firestone Boulevard Building, an industrial property in California, have been classified as a discontinued operation. In 2011, the revenues and expenses of Arbor Park Shopping Center, a retail property in Texas, and Wakea Business Center II, a commercial facility on Maui, have been classified as discontinued operations.

The results of operations from these properties in prior periods were reclassified from continuing operations to discontinued operations to conform to the current period’s accounting presentation. Consistent with the Company’s intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code.

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Proceeds from the Sale of Income-Producing Properties	--	22.4	8.9	36.6
Real Estate Leasing Revenue	--	0.9	0.1	2.1

Gain on Sale of Income-Producing Properties	--	8.7	3.9	15.3
Real Estate Leasing Operating Profit	--	0.6	--	1.4
Total Operating Profit Before Taxes	--	9.3	3.9	16.7
Income Tax Expense	--	3.7	1.5	6.7
Income from Discontinued Operations	$--	$5.6	$2.4	$10.0

(8)
    Pension and Post-retirement Plans.  The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans.

    Effective January 1, 2012, the Company froze benefit accruals under its traditional defined benefit plans for non-bargaining unit employees hired before January 1, 2008 and instituted a cash balance defined benefit pension plan. Employees hired after January 1, 2008 also participate in a cash balance defined benefit pension plan. Retirement benefits under the cash balance pension plan are based on a fixed percentage of employee eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate.

    The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with respect to these plans. Management believes that its assumptions and estimates are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

The components of net periodic benefit cost recorded for the second quarters of 2012 and 2011 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011

Service cost	$0.3	$0.9	$--	$0.1
Interest cost	1.7	2.3	0.1	0.2
Expected return on plan assets	(2.4)	(2.9)	--	--
Amortization of prior service cost	(0.5)	0.2	--	--
Amortization of net loss	2.4	1.2	(0.1)	--
Net periodic benefit cost	$1.5	$1.7	$--	$0.3

The components of net periodic benefit cost recorded for the first half of 2012 and 2011 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011

Service cost	$1.2	$1.8	$0.1	$0.2
Interest cost	4.1	4.6	0.3	0.4
Expected return on plan assets	(5.2)	(5.8)	--	--
Amortization of prior service cost	(0.4)	0.4	--	--
Amortization of net loss	4.0	2.4	(0.1)	--
Net periodic benefit cost	$3.7	$3.4	$0.3	$0.6

    Based on the actuarial report dated as of January 1, 2012, net periodic benefit cost for 2012 is expected to total $7.2 million for pension benefits and $0.4 million for post-retirement benefits. In the first half of 2012, the Company made cash contributions to its pension plans totaling approximately $1.6 million.

(9)
    Investments in Affiliates. At June 30, 2012 and 2011, investments in affiliates consisted principally of equity investments in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The Company’s operating results include its proportionate share of net income (loss) from its equity method investments. Summarized financial information for the Company’s significant equity method investments in its Bakersfield and Kukui’ula joint ventures for the three and six months ended June 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Real Estate joint ventures:
Operating revenue	$ 5.7	$ 2.3	$ 7.3	$ 8.9
Operating income*	$ (7.2)	$ (1.2)	$ (8.7)	$ 1.7
Income (loss) from continuing operations*	$ (7.8)	$ (1.8)	$ (9.7)	$ 0.7
Net income (loss)*	$ (7.8)	$ (1.8)	$ (9.7)	$ 0.7

*	Includes a $6.5 million non-cash impairment write-down of entitled land (recognized at the joint venture level) owned by the Bakersfield joint venture.

(10)
    Impairment of Real Estate and Investment in Joint Venture. The Company’s real estate assets are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. Additionally, the Company’s investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost.

    During the second quarter of 2012, as a result of a change in its development strategy, A&B recorded non-cash impairments and equity losses totaling $9.8 million related to two of its three real estate development projects on the Mainland, of which $5.1 million relates to the Company’s Santa Barbara (CA) landholdings and $4.7 million relates to the Company’s joint venture investment in Bakersfield (CA) for a commercial development. The impairment write-downs to estimated fair values reflect the Company’s change to its development strategy to focus on development projects in Hawaii, and therefore, its related decision not to proceed with the development of these California real estate assets. The impairment of the Santa Barbara landholdings are classified within Operating costs and expenses in the condensed consolidated statements of income and the impairment and equity losses of the Company’s investment in its Bakersfield joint venture is classified as Impairment and equity losses related to Bakersfield joint venture in the condensed consolidated statements of income. The remaining aggregate book value of the two projects is $12.9 million, and the third project, in Palmdale, California, has a book value of $4.7 million.

(11)
    Related Party Transactions.  Effective upon the completion of the Separation, A&B ceased to be a related party of Holdings. Prior to the Separation, transactions with Holdings were considered related party transactions, as discussed below.

    Services and lease agreements.  Historically, Holdings provided vessel management services to the Company for its bulk sugar vessel, the MV Moku Pahu, the cost of which is included in the cost of Agribusiness revenues. Additionally, the Company recognized lease income in Real Estate Leasing revenue for an industrial warehouse space in Savannah, Georgia, that is leased to Holdings. The Company also recognized Agribusiness revenue for equipment and repair services provided to Holdings, and is reimbursed at cost for various other services provided to Holdings.

The amounts of these related party transactions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Vessel management services expenses	$(1.1)	$(1.0)	$(2.0)	$(1.9)
Lease income from affiliate	$1.0	$1.2	$2.1	$2.1
Equipment and repair services income and other	$0.9	$0.6	$1.4	$1.2
Related party income, net	$0.8	$0.8	$1.5	$1.4

Contributions.  Contributions from (Distributions to) Holdings, net, totaled $156.4 million and $(30.7) million for the six months ended June 30, 2012 and 2011, respectively. Distributions to Holdings represent dividends paid by the Company to shareholders of Holdings and contributions from Holdings include dividends and contributions received from Holdings.

(12)
    New Accounting Pronouncements. Comprehensive Income - In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company adopted the standard effective January 1, 2012. The standard changed the presentation of the Company’s condensed consolidated financial statements but did not affect the calculation of net income, comprehensive income or earnings per share.

Fair Value Measurement - In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The update to ASC 820, Fair Value Measurement, was issued to clarify the FASB Board’s intent about the application of existing fair value measurement and disclosure requirements and improve the comparability of fair value measurements presented and disclosed in financial statements. The amendment expands the quantitative disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation process used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs. The amendment also specifies that the highest and best use valuation premise only applies to nonfinancial assets, and requires expanded disclosure about the reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The amendment also requires disclosure of the categorization by level of the fair value hierarchy for items that are not measured at fair value in the financial statements, but for which fair value is required to be disclosed. ASU 2011-04 was adopted by the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

(13)
   Income Taxes.  The Company will be included in the consolidated tax return of Matson, Inc. (formerly Alexander & Baldwin Holdings, Inc.) for results occurring prior to June 30, 2012. Subsequent to June 30, 2012, the Company will be reporting as a separate taxpayer. The current and deferred income tax expense recorded in the condensed consolidated financial statements has been determined by applying the provisions of ASC 740 as if the Company were a separate taxpayer.

    In connection with the Separation, the Company incurred certain financial advisory, legal, tax and other professional fees, a portion of which is not deductible under the tax regulations. Accordingly, the Company’s income taxes for the second quarter of 2012 were impacted by approximately $1.7 million related to the non-deductibility of certain Separation costs. Additionally, the Company will pay approximately $4.7 million in accrued taxes in the second half of 2012 on previously deferred intercompany gains in connection with the Separation.

    The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the condensed consolidated statements of income or balance sheets.

(14)	Segment Results. Segment results for the quarter and the six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Real Estate:
Leasing	$25.5	$25.1	$51.0	$51.0
Development and Sales	7.0	28.0	18.4	47.7
Less amounts reported in discontinued operations	--	(23.3)	(9.0)	(38.7)
Agribusiness	39.9	43.4	53.5	59.3
Total revenue	$72.4	$73.2	$113.9	$119.3

Operating Profit (Loss), Net Income (Loss):
Real Estate:
Leasing	$10.5	$10.4	$21.2	$21.0
Development and Sales	(9.9)	10.6	(9.0)	22.6
Less amounts reported in discontinued operations	--	(9.3)	(3.9)	(16.7)
Agribusiness	7.0	8.5	10.5	11.1
Total operating profit	7.6	20.2	18.8	38.0
Interest Expense	(4.0)	(4.2)	(8.1)	(8.5)
General Corporate Expenses	(4.0)	(4.1)	(8.7)	(8.2)
Separation Costs	(4.4)	--	(6.1)	--
Income (Loss) From Continuing Operations Before Income Taxes	(4.8)	11.9	(4.1)	21.3
Income Tax Expense (Benefit)	(0.4)	5.2	(0.1)	9.2
Income (Loss) From Continuing Operations	(4.4)	6.7	(4.0)	12.1
Income (Loss) From Discontinued Operations (net of income taxes)	--	5.6	2.4	10.0
Net Income (Loss)	$(4.4)	$12.3	$(1.6)	$22.1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in “Risk Factors” of the Company’s Form 10 and other subsequent filings with the SEC. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying condensed consolidated financial statements and provides additional information about A&B’s business, recent developments, financial condition, liquidity and capital resources, cash flows, results of operations and how certain accounting principles, policies and estimates affect A&B’s financial statements. MD&A is organized as follows:

•
Business Overview: This section provides a general description of A&B’s business, as well as recent developments that the Company believes are important in understanding its results of operations and financial condition or in understanding anticipated future trends.

•	Consolidated Results of Operations: This section provides an analysis of A&B’s results of operations for the three and six months ended June 30, 2012 and 2011.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the six months ended June 30, 2012 and 2011, as well as a discussion of A&B’s ability to fund the its future commitments and ongoing operating activities through internal and external sources of capital.

•	Outlook: This section provides a discussion of management’s general outlook about the Hawaii economy and the Company’s markets.

•	Other Matters: This section provides a summary of other matters, such as officer and management changes.

BUSINESS OVERVIEW

Alexander & Baldwin (“A&B”), founded in 1870, is a land and real estate corporation headquartered in Honolulu that operates in three segments in two industries—Real Estate and Agribusiness.

Real Estate: The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the Mainland. The Real Estate Development and Sales segment generates its revenues through the development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties. Real estate activities are conducted through A&B Properties, Inc. and various other wholly owned subsidiaries of A&B.

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; and generates and sells electricity, to the extent not used in A&B’s Agribusiness operations.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Second quarter of 2012 compared with 2011

	Quarter Ended June 30,
(dollars in millions)	2012	2011	Change
Operating revenue	$72.4	$73.2	-1%
Operating costs and expenses	67.4	59.4	13%
Operating income	5.0	13.8	-64%
Other income and (expense)	(9.8)	(1.9)	-5	X
Income (loss) from continuing operations before income taxes	(4.8)	11.9	N	M
Income tax expense (benefit)	(0.4)	5.2	N	M
Discontinued operations (net of income taxes)	--	5.6	N	M
Net income (loss)	$(4.4)	$12.3	N	M

Basic earnings (loss) per share	$(0.10)	$0.29	N	M
Diluted earnings (loss) per share	$(0.10)	$0.29	N	M

Consolidated operating revenue for the second quarter of 2012 decreased $0.8 million, or one percent, compared to the second quarter of 2011. This decrease was principally due to $3.5 million in lower Agribusiness revenue, partially offset by $2.7 million in higher Real Estate Leasing and Real Estate Development and Sales revenue (after subtracting revenue from assets classified as discontinued operations). The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the second quarter of 2012 increased $8.0 million, or 13 percent, compared to the second quarter of 2011, due principally to a $5.1 million impairment of the Company’s Santa Barbara landholdings that resulted from the Company’s change in its development strategy to focus on development projects in Hawaii, as well as $4.4 million in professional fees, which includes $0.8 million of share-based compensation related to the exchange of existing employee options with replacement options in the new company as part of the Separation. The increased costs were partially offset by a $0.8 million favorable adjustment to pension, postretirement and non-qualified benefit expenses resulting from the Company’s annual actuarial analyses. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) was $7.9 million higher in the second quarter of 2012, primarily due to $4.7 million in impairment and equity losses related to the Company’s investment in its Bakersfield joint venture development project in California, resulting from the Company’s change in its development strategy to focus on development projects in Hawaii.

           Income taxes for the second quarter of 2012 decreased by $5.6 million compared to the second quarter of 2011 due to a loss from continuing operations in 2012. The effective tax rate for the second quarter of 2012 was negatively impacted by certain non-deductible separation expenses that were partially offset by tax benefits related to the Company’s solar project on Kauai.

Consolidated – First half of 2012 compared with 2011

	Six Months Ended June 30,
(dollars in millions)	2012	2011	Change
Operating revenue	$113.9	$119.3	-5%
Operating costs and expenses	102.6	97.5	5%
Operating income	11.3	21.8	-48%
Other income and (expense)	(15.4)	(0.5)	-31	X
Income (loss) from continuing operations before income taxes	(4.1)	21.3	N	M
Income tax expense (benefit)	(0.1)	9.2	N	M
Discontinued operations (net of income taxes)	2.4	10.0	-76%
Net income (loss)	$(1.6)	$22.1	N	M

Basic earnings (loss) per share	$(0.04)	$0.52	N	M
Diluted earnings (loss) per share	$(0.04)	$0.52	N	M

Consolidated operating revenue for the first half of 2012 decreased $5.4 million, or five percent, compared to the first half of 2011. This decrease was principally due to $5.8 million in lower Agribusiness revenue and $1.7 million in lower Real Estate Development and Sales revenue, after excluding revenue from discontinued operations. The decrease in revenue was partially offset by $2.1 million in higher Real Estate Leasing revenue, after excluding leasing revenue from assets classified as discontinued operations. The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first half of 2012 increased $5.1 million, or five percent, compared to the first half of 2011, due principally to $6.1 million of professional fees, which included $0.8 million in share-based compensation related to the exchange of existing employee options with replacement options in the new company as part of the Separation, and a $5.1 million impairment of the Company’s Santa Barbara landholdings that resulted from the Company’s change in its development strategy to focus on development projects in Hawaii. These increases were partially offset by $5.1 million in lower Agribusiness costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) was higher by $14.9 million in the first half of 2012 compared with the first half of 2011, due to $4.7 million in impairment and equity losses related to the Company’s Bakersfield joint venture development project in California, resulting from the Company’s change in its development strategy to focus on development projects in Hawaii, a $3.7 million gain on the sale of a joint venture investment interest in the first quarter of 2011, and $2.7 million in joint venture losses in 2012 compared to $1.6 million in joint venture income in 2011 due to the sale of a commercial parcel in 2011 that more than offset joint venture operating costs.

Income taxes in the first half of 2012 were lower than the first half of 2011 due to a loss from continuing operations in 2012. The effective tax rate for the first half of 2012 was negatively impacted by certain non-deductible separation expenses that were partially offset by tax benefits related to the Company’s solar project on Kauai.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

REAL ESTATE INDUSTRY

Real Estate Development and Sales and Real Estate Leasing revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how A&B generates earnings and how A&B’s management evaluates performance and makes decisions regarding capital allocation for A&B’s real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

Effect of Property Sales Mix on Operating Results: Direct year-over-year comparison of the real estate development and sales results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography and timing, are inherently episodic. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed and commercial property, due to the low historical-cost basis of A&B’s Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

Real Estate Leasing – Second quarter of 2012 compared with 2011

	Quarter Ended June 30,
(dollars in millions)	2012	2011	Change
Real estate leasing segment revenue	$25.5	$25.1	2%
Real estate leasing operating costs and expenses	14.6	14.4	1%
Selling, general and administrative	0.5	0.5	--%
Other income	0.1	0.2	-50%
Real estate leasing operating profit	$10.5	$10.4	1%
Operating profit margin	41.2%	41.4%
Average Occupancy Rates:
Mainland	93%	93%
Hawaii	91%	91%
Leasable Space (million sq. ft.) — Improved
Mainland	6.5	6.3
Hawaii	1.4	1.5

Real Estate Leasing revenue for the second quarter of 2012, before subtracting amounts presented as discontinued operations, was two percent higher than 2011, due to the revenue impact resulting from the acquisition of Issaquah Office Center (September 13, 2011) and Union Bank (June 7, 2011), partially offset by the disposition of Wakea Business Center (September 29, 2011), as well as higher common area maintenance recoveries.

Same store average annualized revenue per square foot increased to $1.10 in the second quarter of 2012 from $1.08 in the second quarter of 2011 principally due to higher revenues from a Hawaii retail property and a Mainland retail property primarily related to rents, partially offset by an overall net decrease in revenue from the mainland portfolio (two industrial properties, a retail property and an office building) primarily the result of occupancy. Total same store occupancy for the second quarter of 2012 of 92 percent was consistent with 2011.

Operating profit for the second quarter of 2012, before subtracting amounts presented as discontinued operations, was one percent higher than 2011, due to the same reasons described for the revenue increase.

Leasable space increased 81,900 square feet in the second quarter of 2012 compared with the second quarter of 2011, principally due to the following activity between July 1, 2011 and June 30, 2012:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft

9-11	Wakea Business Center II (HI)	61,500	9-11	Issaquah Office Center (WA)	146,900
3-12	Firestone Boulevard Building (CA)	28,100	12-11	Gateway at Mililani Mauka (HI)	5,900
			6-12	Gateway at Mililani Mauka South (HI)..	18,700
	Total Dispositions	89,600		Total Acquisitions	171,500

Real Estate Leasing – First half of 2012 compared with 2011

	Six Months Ended June 30,
(dollars in millions)	2012	2011	Change
Real estate leasing segment revenue	$51.0	$51.0	--%
Real estate leasing operating costs and expenses	29.0	29.2	-1%
Selling, general and administrative	1.0	0.9	11%
Other income	0.2	0.1	2	X
Real estate leasing operating profit	$21.2	$21.0	1%
Operating profit margin	41.6%	41.2%
Average Occupancy Rates:
Mainland	93%	92%
Hawaii	91%	91%
Leasable Space (million sq. ft.) — Improved
Mainland	6.5	6.3
Hawaii	1.4	1.5

Real Estate Leasing revenue for the first half of 2012, before subtracting amounts presented as discontinued operations, was essentially flat compared to 2011. The favorable revenue impact resulting from the acquisition of Issaquah Office Center (September 13, 2011), was offset by the disposition of Arbor Park (June 7, 2011) and Wakea Business Center (September 29, 2011).

Same store average annualized revenue per square foot decreased to $1.09 in the first half of 2012 from $1.10 in the first half of 2011 due to lower revenues from the Mainland portfolio (two office properties, a retail property and an industrial property) primarily related to occupancy, partially offset by an increase in revenues from two retail properties and an industrial property in Hawaii that were primarily due to rent. Total same store occupancy for the first half of 2012 of 92 percent was consistent with 2011.

Operating profit for the first half of 2012, before subtracting amounts presented as discontinued operations, was one percent higher than 2011, principally due to higher operating income from a Mainland industrial property due to occupancy, the timing of acquisitions and dispositions previously cited, partially offset by higher depreciation and amortization.

Real Estate Development and Sales – Second quarter and first half of 2012 compared with 2011

	Quarter Ended June 30,
(dollars in millions)	2012	2011	Change
Improved property sales revenue	$--	$22.4	N	M
Development sales revenue	6.8	2.9	2	X
Unimproved/other property sales revenue	0.2	2.7	-93%
Total real estate development and sales revenue	7.0	28.0	-75%
Cost of real estate development and sales	3.1	16.9	-82%
Operating expenses	2.9	2.7	7%
Impairment of Santa Barbara development project	5.1	--	N	M
Impairment and equity loss related to Bakersfield joint venture	4.7	--	N	M
Loss from joint ventures	1.1	0.4	3	X
Other income (loss)	--	2.6	N	M
Total real estate development and sales operating profit (loss)	$(9.9)	$10.6	N	M
Real estate development and sales operating profit margin	NM	37.9%

	Six Months Ended June 30,
(dollars in millions)	2012	2011	Change
Improved property sales revenue	$5.0	$36.6	-86%
Development sales revenue	8.1	4.8	69%
Unimproved/other property sales revenue	5.3	6.3	-16%
Total real estate development and sales segment revenue	18.4	47.7	-61%
Cost of real estate development and sales	9.1	27.7	-67%
Operating expenses	5.9	5.3	11%
Impairment of Santa Barbara development project	5.1	--	N	M
Impairment and equity loss related to Bakersfield joint venture	4.7	--	N	M
Earnings (loss) from joint ventures	(2.7)	1.6	N	M
Other income (loss)	0.1	6.3	-98%
Total real estate development and sales operating profit (loss)	$(9.0)	$22.6	N	M
Real estate development and sales operating profit margin	NM	47.4%

2012 Second Quarter: Revenue from Real Estate Development and Sales was $7.0 million and was principally related to the revenue recognized from a 4.1-acre parcel at Maui Business Park II. The margin on the sale described above was more than offset by $9.8 million of impairment charges and equity losses related to the Company’s Santa Barbara and Bakersfield development projects in California, resulting from the Company’s change in its development strategy in the second quarter of 2012 to focus on development projects in Hawaii, as well as joint venture expenses.

2012 First Half: Revenue for the first half of 2012, before subtracting amounts presented as discontinued operations, was $18.4 million and, in addition to the sales described above, included the sales of two leased fee parcels on Maui, two residential units on Oahu, a California office property, and a 79-acre non-core land parcel on Maui. The margin on the sales described above were partially offset by $9.8 million of impairment charges related to Company’s Santa Barbara and Bakersfield development projects in California, resulting from the Company’s change in its development strategy cited above, as well as joint venture expenses.

2011 Second Quarter: Real Estate Development Sales revenue and operating profit were $28.0 million and $10.6 million, respectively, and were principally composed of the sales of Arbor Park Shopping Center (a retail center in San Antonio, Texas), a vacant four-acre Maui parcel, and three units on Oahu.

2011 First Half: Revenue for the first half of 2011, before subtracting amounts presented as discontinued operations, was $47.7 million and, in addition to the sales described above, included the sales of two commercial properties on Maui and Oahu, an 86-acre vacant parcel on Maui, and a condominium unit on Oahu. In addition to the sales described above, operating profit of $22.6 million for the first half of 2011 included a gain from the sale of the Company’s interest in the Bridgeport Marketplace joint venture development in Valencia, California, a four-acre commercial parcel at the Company’s Kukui’ula joint venture on Kauai, and two residential units on the island of Hawaii, partially offset by other joint venture expenses.

Real Estate Discontinued Operations – 2012 compared with 2011

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Proceeds from the Sale of Income-Producing Properties	--	22.4	8.9	36.6
Real Estate Leasing Revenue	--	0.9	0.1	2.1

Gain on Sale of Income-Producing Properties	--	8.7	3.9	15.3
Real Estate Leasing Operating Profit	--	0.6	--	1.4
Total Operating Profit Before Taxes	--	9.3	3.9	16.7
Income Tax Expense	--	3.7	1.5	6.7
Income from Discontinued Operations	$--	$5.6	$2.4	$10.0

2012:  The revenue and expenses related to the sale of the Firestone Boulevard Building, an industrial property in California, and two leased fee parcels on Maui, have been classified as a discontinued operation.

2011:  The revenue and expenses related to the sales of the Arbor Park Shopping Center in San Antonio, Texas and two commercial buildings on Maui and Oahu have been classified as discontinued operations.

The results of operations from these properties in prior periods were reclassified from continuing operations to discontinued operations to conform to the current period’s accounting presentation. Consistent with the Company’s intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code.

AGRIBUSINESS

Agribusiness – Second quarter of 2012 compared with 2011

	Quarter Ended June 30,
(dollars in millions)	2012	2011	Change
Revenue	$39.9	$43.4	-8%
Operating profit	$7.0	$8.5	-18%
Operating profit margin	17.5%	19.6%
Tons sugar produced	57,500	67,700	-15%
Tons sugar sold (bulk raw sugar)	36,000	36,300	-1%

Agribusiness revenue for the second quarter of 2012 decreased $3.5 million, or eight percent, compared to the second quarter of 2011. The decrease was primarily due to $2.7 million lower sugar sales revenue due to higher 2011 pricing and $0.6 million in lower coffee revenue due to the sale of the coffee assets in 2011.

Operating profit for the second quarter of 2012 decreased $1.5 million, or 18 percent, compared to the second quarter of 2011. The decrease was principally due to lower sugar pricing in 2012 relative to 2011.

Agribusiness – First half of 2012 compared with 2011

	Six Months Ended June 30,
(dollars in millions)	2012	2011	Change
Revenue	$53.5	$59.3	-10%
Operating profit	$10.5	$11.1	-5%
Operating profit margin	19.6%	18.7%
Tons sugar produced	59,300	74,400	-20%
Tons sugar sold (bulk raw sugar)	36,000	36,300	-1%

Agribusiness revenue for the first half of 2012 decreased $5.8 million, or 10 percent, compared with the first half of 2011. The decrease was due to $2.5 million lower sugar sales revenue due to higher 2011 pricing, $2.3 million in lower coffee revenue due to the sale of the coffee assets in 2011, and $1.4 million in lower charter revenue.

Operating profit for the first half of 2012 decreased $0.6 million compared to the first half of 2011. The decrease was primarily due to $1.3 million in lower sugar margins, resulting from lower pricing in 2012 relative to 2011, and $1.2 million of lower molasses margins due to lower volume, partially offset by $1.7 million of higher power and lease margins due to the sale of the coffee assets in 2011.

Year-to-date sugar production was 20 percent lower in 2012 than in 2011, due principally to a decrease in the number of acres harvested in the first half of the year as a result of boiler downtime that reduced the pace of factory and field operations, as well as weather-related delays. However, based on expected yields and the harvesting schedule, the Company expects that the production shortfall will be substantially eliminated by the end of the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs have historically been to support working capital requirements and fund capital expenditures and real estate developments. Historically, A&B’s principal sources of liquidity have been cash flows provided by operating activities, and available cash and cash equivalent balances. Prior to Separation, Holdings provided a capital contribution of $159.3 million to A&B, which was used to pay down A&B’s revolving debt balances.

A&B’s operating income is generated by its subsidiaries. There are no restrictions on the ability of A&B’s subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, joint venture investments, share repurchases and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section titled “Risk Factors” in the Company’s Form 10.

On June 4, 2012, in connection with the Separation, A&B entered into an amended three-year unsecured note purchase and private shelf agreement ("A&B Note Agreement") with Prudential Investment Management, Inc. ("PIM”) and certain affiliates of PIM under which A&B may issue notes in an aggregate amount up to $300 million less the sum of all principal amounts then outstanding. The A&B Note Agreement replaces a $50 million private shelf agreement between A&B and Prudential dated April 25, 2001 and a $400 million private shelf agreement between A&B and Prudential dated April 19, 2006, as amended. Under the A&B Note Agreement, approximately $207 million of existing notes, consisting of the Series A Notes, Series B Notes, Series C Notes, Series D Notes, and 2001 Notes (collectively, the "A&B Pru Notes"), were amended or replaced. The interest rates of the A&B Pru Notes remained unchanged, but the Series AX Notes, Series BX Notes, and Series CX Notes extended the maturity dates of the Series A Notes, Series B Notes, and Series C Notes which they replace.

Principal negative covenants contained in the A&B Note Agreement include the requirements that:

(a)	A&B’s consolidated shareholders equity not be less than the sum of $612 million plus, to the extent positive, 25 percent of consolidated net income for each fiscal quarter ended after March 31, 2012;

(b)
A&B’s ratio of adjusted earnings before interest, taxes, depreciation and amortization (commonly referred to as "EBITDA") to fixed charges, as defined, not be less than 1.50 to 1.00 at the end of any fiscal quarter;

(c)	A&B’s ratio of debt to total adjusted asset value, as defined, not be greater than 0.50 to 1.00;

(d)	A&B’s ratio of unencumbered income producing assets value to unsecured debt, as defined, not be less than 1.75 to 1.00; and

(e)	The aggregate principal amount of priority debt, as defined, at any time not exceed 20 percent of total adjusted asset value, as defined.

On June 4, 2012, also in connection with the Separation, A&B entered into an agreement (the "A&B Revolving Credit Agreement") with First Hawaiian Bank ("FHB"), Bank of America, N.A. ("BAML"), and the other lenders party thereto, for a revolving credit facility. The A&B Revolving Credit Agreement supersedes A&B's $230 million Credit Agreement, dated August 5, 2011, with FHB, BAML, and the other lenders party thereto.

The A&B Revolving Credit Agreement, which expires in June 2017, provides A&B with an aggregate $260 million, 5-year unsecured commitment ("A&B Senior Credit Facility"), with an uncommitted $90 million increase option. The A&B Senior Credit Facility also provides for a $100 million sub-limit for the issuance of standby and commercial letters of credit and a $50 million sub-limit for swing line loans.

The A&B Senior Credit Facility is subject to commitment fees, letter of credit fees and interest on draws based on A&B’s ratio of total debt to total adjusted asset value ("A&B Credit Ratio"), as defined. Commitment fees and letter of credit fees are computed using rates tied to a sliding scale, which range from 0.15% to 0.35% for commitment fees and 1.50% to 2.50% for letter of credit fees, based on the A&B Credit Ratio.  Interest rates on draws under the A&B Senior Credit Facility are also tied to a sliding scale of rates based on the A&B Credit Ratio, plus London Interbank Offered Rate ("LIBOR") for the applicable borrowing period.  These rates range from 1.50% to 2.50% plus LIBOR. Alternatively, A&B may select an interest rate based on a "base rate option," as defined in the agreement.

Amounts drawn under the A&B Senior Credit Facility are expected to bear interest at rates ranging from 1.70% to 1.90% plus LIBOR, based on estimates of A&B’s Credit Ratio. The maturity date for draws under the A&B Senior Credit Facility ranges from one week to six months, at A&B’s option. Amounts drawn under the swing line bear interest at a rate agreed between A&B and BAML, and swing line loans mature no later than ten business days from the date of the draw.

The A&B Revolving Credit Agreement contains various restrictive covenants that are substantially the same as those contained in the A&B Note Agreement. Both the A&B Revolving Credit Agreement and the A&B Note Purchase Agreement contain customary representations and warranties and events of default.

Cash Flows:  Cash flows used in operating activities totaled $24.3 million for the first half of 2012, compared with $8.5 million for the first half of 2011. This increase in cash used in operating activities was due principally to $16.7 million in higher real estate development inventory capital expenditures and $12.2 million in higher sugar inventories.

Cash flows used in investing activities totaled $18.8 million for the first half of 2012, compared with $5.6 million in the first half of 2011. The increase in net cash used in investing activities was due primarily to $7.9 million in lower proceeds from property disposals, $7.8 million in lower proceeds from investment in affiliates due to the prior year sale of the Company’s interest in its Bridgeport Marketplace joint venture, and a $5.2 million increase in capital expenditures when compared to 2011, partially offset by a net $7.7 million decrease in investments in affiliates compared to 2011, principally related to investments in the Company’s Kukui’ula joint venture.

Capital expenditures for the first half of 2012 totaled $12.4 million compared with $7.2 million for the first half of 2011. Capital expenditures for the first half of 2012 included $5.3 million for real estate related acquisitions, development and property improvements, $6.8 million related to agricultural operations, and $0.3 million related to other corporate activities. The $12.4 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2012 excludes $9.4 million of tax-deferred real estate purchases under Section 1031 of the IRS code since the Company did not actually take control of the cash during the exchange period. The 2011 expenditures included $3.9 million for real estate related acquisitions, development and property improvements, and $3.3 million related to agricultural operations. The $7.2 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2011 excludes $10.9 million of tax-deferred real estate purchases under Section 1031 of the IRS code since the Company did not actually take control of the cash during the exchange period.

Cash flows provided by financing activities were $33.9 million for the first half of 2012, compared with $11.2 million during the first half of 2011. The increase in cash flows from financing activities was principally due to net contributions of approximately $146.3 million from Holdings, partially offset by a $139.9 million reduction in net borrowings in 2012 as compared to 2011.

The Company believes that funds generated from results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company’s business requirements for the next fiscal year, including working capital, capital expenditures, and potential acquisitions and stock repurchases. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar inventory, totaled $51.3 million at June 30, 2012, an increase of $16.7 million from December 31, 2011. The increase was due primarily to a $25.4 million increase in sugar inventory and a $0.5 million increase in receivables, partially offset by a $9.2 million decrease in cash.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. The total debt as of June 30, 2012 was $252.2 million compared to $361.7 million at the end of 2011. As of June 30, 2012, available capacity under the Company’s revolving credit facility and its Prudential shelf facility totaled $324.6 million. The decrease in debt during the first half of 2012 was principally due to the $159.3 million capital contribution from Holdings prior to the Separation, partially offset by $40.9 million in capital expenditures, including investments in real estate joint ventures and real estate development projects.

Balance Sheet:  The Company had a working capital balance of $0.1 million at June 30, 2012, compared to a negative working capital balance of $21.2 million at the end of 2011. The improvement in working capital is principally due to an increase in sugar inventories. At June 30, 2012, the Company believes it was in compliance with all of its covenants. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges:  Sales – During the second quarter of 2012, approximately $0.1 million of proceeds from the sale of a parcel on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031.  During the second quarter of 2011, approximately $22 million of proceeds from the sale of a shopping center in San Antonio, Texas qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases – During the second quarter of 2012, the Company utilized $9.4 million in proceeds from tax-deferred sales to purchase Gateway at Mililani Mauka on Oahu. During the second quarter of 2011, the Company utilized $11 million in proceeds from tax-deferred sales to purchase the Union Bank facility in Everett, Washington. There were no purchases during the first quarter of 2012 or 2011 that utilized tax-deferred funds.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2012, there were $0.1 million in proceeds from tax-deferred sales that had not been reinvested.

The funds related to 1031 transactions are not included in cash flows from investing activities in the Condensed Consolidated Statement of Cash Flows but are disclosed as non-cash activities. For “reverse 1031” transactions, the Company purchases a property in anticipation of receiving funds from a future property sale. Funds used for reverse 1031 purchases are included as capital expenditures on the Condensed Consolidated Statement of Cash Flows and the related sales of property, for which the proceeds are linked, are included as property sales in the Statement.

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other  commitments, contingencies, and off-balance sheet arrangements at June 30, 2012, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

OUTLOOK

All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 20 to 39 of the Company’s Form 10.

There are two primary sources of periodic economic forecasts and data for the State of Hawaii:  The University of Hawaii Economic Research Organization (UHERO) and the State’s Department of Business, Economic Development and Tourism (DBEDT). Much of the economic information included herein has been derived from economic reports available on UHERO’s and DBEDT’s websites that provide more complete information about the status of, and forecast for, the Hawaii economy. Information below on Oahu residential re-sales is published by the Honolulu Board of Realtors and Title Guaranty. Information below on the Oahu commercial real estate market is provided by Colliers International (Hawaii). Information below on bankruptcy filings is published by the U.S. Bankruptcy Court District of Hawaii. Prices for New York No.16 domestic sugar are from ICE Futures U.S.

The Company’s overall outlook assumes modest growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 2.2 percent in 2012, and is expected to continue to grow at a moderate pace for the next several years. The primary driver of growth is tourism, which is on track this year to set the state’s all-time record high for expenditures and arrivals. Through June 2012, expenditures were up 21 percent compared to last year. Visitor arrivals also were up for the same period by 10 percent, with increased arrivals from all major markets.

The state is beginning to see positive trends in other economic indicators. Unemployment at the end of June was 6.4 percent, down from 6.7 percent in June 2011, and well below the national unemployment rate of 8.2 percent. Bankruptcy filings are down for the first half of 2012 by 26 percent. The median price for a home on Oahu for the first half of the year was $619,750, up 8.7 percent compared to last year; the median price of an Oahu condominium was up one percent at $306,000 for the same comparative period. Months of available inventory remain low—3.9 months for Oahu homes and 4.2 months for Oahu condos—which is lower than the 2011 average of 5.7 months for homes and 5.6 months for condos, and is expected to continue to support the positive trend in pricing. Oahu commercial property vacancies and rents have remained relatively stable. Current vacancies and rents are as follows:

Property Type	Vacancy Rate	Average Asking Rent Per Square Foot Per Month (NNN)
Retail	4.3%	$3.35
Industrial	4.2%	$0.96
Office	13.6%	$1.57

Although there are signs of increased activity, construction has yet to recover fully from the downturn experienced in 2008 and 2009.

The price of New York No.16 domestic sugar, which is the benchmark price at which the Company sells its raw sugar, has declined from 36 cents per pound at December 31, 2011, to 28 cents per pound at June 30, 2012. Because the Company has locked in sugar prices for virtually all of this year’s raw sugar crop and approximately 60 percent of the 2013 crop, reduced prices will not have a near-term impact on agribusiness results. However, future results will be affected by prices in effect at the time additional sugar is priced.

The Company expects that continued growth in the Hawaii economy will generally provide a stable or improving environment for primary housing and commercial properties in the state. However, sales of resort residential real estate and the performance of the Company’s Mainland commercial property portfolio are influenced by the health of the U.S. economy and the particular markets in which those properties are located.
OTHER MATTERS

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements included in the Company’s Registration Statement.

Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Registration Statement.

Share Repurchase Authorization: On June 28, 2012, A&B’s Board of Directors authorized A&B to repurchase up to two million shares of its common stock beginning on July 2, 2012. The authorization expires on December 31, 2013.

Officer and Management Changes: The following table lists A&B executive officers and their titles following Separation. All of the individuals were employees of Holdings or one of its subsidiaries prior to the Separation (refer to the Company’s Registration Statement for further information about the A&B executive officers).

Name	Position
Stanley M. Kuriyama	Chairman and Chief Executive Officer
Christopher J. Benjamin	President and Chief Operating Officer
Meredith J. Ching	Senior Vice President, Government & Community Relations
Nelson N.S. Chun	Senior Vice President and Chief Legal Officer
Paul K. Ito	Senior Vice President, Chief Financial Officer, Treasurer & Controller
George M. Morvis Jr.	Vice President, Corporate Development
Son-Jai Paik	Vice President, Human Resources

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Registration Statement. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)
Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

10.b.1. (xxii) Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors

10.b.1. (xxiii)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors

31.1  Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: August 3, 2012	/s/ Paul K. Ito
Paul K. Ito
Senior Vice President,
Chief Financial Officer, Treasurer
and Controller

EXHIBIT INDEX

10.b.1. (xxii) Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors

10.b.1. (xxiii)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors

31.1  Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.