Form 10-Q
period 2012-09-30
Alexander & Baldwin, Inc.
filed 2012-11-09
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Yes ☐ No ☒

Number of shares of common stock outstanding as of September 30, 2012: 42,865,516

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenue:
Real estate leasing	$24.9	$24.0	$75.8	$72.9
Real estate development and sales	0.1	0.8	9.6	11.9
Agribusiness	67.9	37.1	121.4	96.3
Total operating revenue	92.9	61.9	206.8	181.1

Operating Costs and Expenses:
Cost of real estate leasing	14.4	14.9	43.2	43.4
Cost of real estate development and sales	0.1	0.7	4.3	7.2
Costs of agribusiness revenues	58.6	33.3	101.5	81.3
Selling, general and administrative	6.5	7.4	21.9	21.8
Gain on sale of agricultural parcel	(7.3)	--	(7.3)	--
Impairment of real estate assets (Santa Barbara)	--	--	5.1	--
Separation costs	0.7	--	6.8	--
Total operating costs and expenses	73.0	56.3	175.5	153.7

Operating Income	19.9	5.6	31.3	27.4
Other Income and (Expense):
Income (loss) related to real estate joint ventures	(1.0)	(1.0)	(3.7)	0.6
Impairment and equity losses related to Bakersfield joint venture	--	--	(4.7)	--
Gain on sale of investment and other	--	--	--	6.2
Interest income	--	--	--	0.2
Interest expense	(3.6)	(4.4)	(11.7)	(12.9)
Income From Continuing Operations Before Income Taxes	15.3	0.2	11.2	21.5
Income tax expense	1.9	0.1	1.8	9.3
Income From Continuing Operations	13.4	0.1	9.4	12.2
Income From Discontinued Operations (net of income taxes)	--	4.3	2.4	14.3

Net Income	$13.4	$4.4	$11.8	$26.5

Basic Earnings Per Share:
Continuing operations	$0.31	$--	$0.22	$0.29
Discontinued operations	--	0.10	0.06	0.34
Net income	$0.31	$0.10	$0.28	$0.63

Diluted Earnings Per Share:
Continuing operations	$0.31	$--	$0.22	$0.29
Discontinued operations	--	0.10	0.06	0.34
Net income	$0.31	$0.10	$0.28	$0.63

Weighted Average Number of Shares Outstanding:
Basic	42.6	42.4	42.5	42.4
Diluted	43.3	42.4	42.7	42.4

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$13.4	$4.4	$11.8	$26.5
Other Comprehensive Income, Net of Tax:
Defined benefit pension plans:
Net loss and prior service cost	--	--	(1.9)	--
Less: amortization of prior service cost (credit) included in net periodic pension cost	(0.1)	0.1	(0.5)	0.5
Less: amortization of net loss included in net periodic pension cost	1.8	1.3	5.7	3.9
Income taxes	(0.7)	(0.5)	(1.6)	(1.7)
Other Comprehensive Income	1.0	0.9	1.7	2.7
Comprehensive Income	$14.4	$5.3	$13.5	$29.2

See Notes to Condensed Consolidated Financial Statements.

 ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$4.1	$11.7
Accounts receivable, net	7.7	6.7
Inventories	42.0	36.3
Real estate held for sale	1.9	2.8
Deferred income taxes	4.0	3.5
Prepaid expenses and other assets	10.7	7.8
Total current assets	70.4	68.8
Investments in Affiliates	312.5	290.8
Real Estate Developments	144.6	143.3
Property – net	843.8	830.6
Other Assets	67.1	53.1
Total assets	$1,438.4	$1,386.6

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$8.1	$34.5
Accounts payable	20.4	20.8
Accrued and other liabilities	27.7	34.7
Total current liabilities	56.2	90.0
Long-term Liabilities:
Long-term debt	244.0	327.2
Deferred income taxes	156.3	164.1
Accrued pension and postretirement benefits	54.2	54.6
Other non-current liabilities	22.2	24.9
Total long-term liabilities	476.7	570.8
Commitments and Contingencies (Note 3)
Equity:
Common stock	938.0	--
Preferred stock	--	--
Net investment	--	773.4
Accumulated other comprehensive loss	(45.9)	(47.6)
Retained earnings	13.4	--
Total equity	905.5	725.8
Total liabilities and equity	$1,438.4	$1,386.6

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash Flows used in Operating Activities:	(12.8)	(6.1)

Cash Flows from Investing Activities:
Capital expenditures	(34.4)	(11.5)
Proceeds from disposal of property and other assets	0.8	8.7
Payments for purchases of investments in affiliates	(8.0)	(22.9)
Proceeds from investments in affiliates	1.8	7.9
Net cash used in investing activities	(39.8)	(17.8)

Cash Flows from Financing Activities:
Proceeds from issuances of debt	122.0	120.0
Payments of debt and deferred financing costs	(231.1)	(70.7)
Proceeds from (payments on) line-of-credit agreements, net	(3.5)	0.7
Contributions from (distribution to) Alexander & Baldwin Holdings, Inc., net (a)	146.0	(29.0)
Proceeds from issuances of capital stock, including excess tax benefit	11.6	--
Net cash provided by financing activities	45.0	21.0

Cash and Cash Equivalents:
Net decrease for the period	(7.6)	(2.9)
Balance, beginning of period	11.7	5.5
Balance, end of period	$4.1	$2.6

Other Cash Flow Information:
Interest paid	$(11.9)	$(13.8)
Income taxes paid	$(6.3)	$(14.7)

Other Non-cash Information:
Depreciation and amortization expense	$26.3	$26.0
Tax-deferred property sales	$17.2	$44.3
Tax-deferred property purchases	$(9.4)	$(30.9)
Transfer of real estate development assets to Waihonua joint venture investment	$24.2	$--
Capital expenditures included in accounts payable and accrued expenses	$5.6	$4.3

(a) Refer to Note 10, “Related Party Transactions.”

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(In millions) (Unaudited)

				Accumulated
				Other
				Compre-
	Common Stock		Net	hensive	Retained
	Shares	Value	Investment	Loss	Earnings	Total

Balance at January 1, 2012	—	$—	$773.4	$(47.6)	$—	$725.8
Net income (loss)	—	—	(1.6)	—	13.4	11.8
Other comprehensive income, net of tax	—	—	—	1.7	—	1.7
Contribution from Alexander & Baldwin Holdings, Inc.—net (a)	—	—	154.5	—	—	154.5
Conversion of net investment of Alexander & Baldwin Holdings, Inc. into common stock	42.4	926.3	(926.3)	—	—	—
Share-based compensation	—	0.9	—	—	—	0.9
Shares issued	0.5	10.2	—	—	—	10.2
Excess tax benefit from share-based awards	—	0.6	—	—	—	0.6
Balance, September 30, 2012	42.9	$938.0	$—	$(45.9)	$13.4	$905.5

(a) Refer to Note 10, “Related Party Transactions.”

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

                Real Estate:  Real Estate consists of two segments, both of which have operations in Hawaii and on the Mainland. The Real Estate Development and Sales segment generates its revenues through the development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties. Real estate activities are conducted through A&B Properties, Inc. and various other wholly owned subsidiaries of A&B.

                Agribusiness:  Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; leases agricultural land to third parties; and generates and sells electricity, to the extent not used in the Company’s Agribusiness operations.

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

(2)
                Basis of Presentation.  The financial statements and related financial information pertaining to the period preceding the Separation have been presented on a combined basis and reflect the financial position, results of operations and cash flows of the real estate and agriculture businesses and corporate functions of Alexander & Baldwin, Inc., all of which were under common ownership and common management prior to the Separation. The financial statements and related financial information pertaining to the period subsequent to the Separation have been presented on a consolidated basis. The financial statements for periods prior to the Separation included herein may not necessarily reflect A&B’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had A&B been a stand-alone company during the periods presented.

                The condensed consolidated financial statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the combined balance sheets as of December 31, 2011 and 2010, and the related combined statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011 and the notes thereto included in the information statement filed as exhibit 99.1 to the Company’s registration statement on Form 10.

(3)
                Commitments, Guarantees and Contingencies:  Commitments and financial arrangements (excluding capital lease commitments that are disclosed in Note 8 of the information statement filed as exhibit 99.1 to the Company’s registration statement on Form 10), included the following (in millions):

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

Other Obligations:  Certain of the real estate businesses in which the Company holds a non-controlling interest have long-term debt obligations. One of the Company’s joint ventures has a $10 million loan that matures in August 2015. As a condition to providing the loan to the joint venture, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement is not material, and as of September 30, 2012, the Company had not paid any amounts under the guaranty.

Other than obligations described above, obligations of the Company’s joint ventures do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.

Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by Hawaiian Commercial & Sugar Company (“HC&S”), a division of A&B that produces raw sugar. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 58 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. If the Company is not permitted to utilize sufficient quantities of stream waters from State lands in East Maui, it could have a material adverse effect on the Company’s sugar-growing operations.

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

On June 25, 2004, two organizations filed a petition with the Water Commission to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provided approximately 15 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals. On June 23, 2011, the case was transferred to the Hawaii Supreme Court.  On August 15, 2012, the Hawaii Supreme Court overturned the Water Commission's decision and remanded the case to the Water Commission for further consideration in connection with the establishment of the IIFS.

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

In March 2011, the Environmental Protection Agency (“EPA”) published nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which would apply to Hawaiian Commercial & Sugar Company’s three boilers. The standards require that prescribed emissions be reduced to allowable levels as detailed in the final regulations by early 2014. The EPA subsequently reconsidered the March 2011 rule, and in December 2011, re-proposed the Boiler MACT rule. The Company is not able to evaluate the impact of the new standards until the rule is finalized, which is expected to occur in the fourth quarter of 2012. Given the potential for changes to the rule, the Company’s continuing evaluation of alternative operating models for its sugar business, and the requirement to perform a thorough analysis of the new standards, the Company is unable to predict at this time, the financial impact of the regulations.

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), a wholly-owned subsidiary of the Company, as a defendant. At a hearing on October 26, 2011, the judge dismissed the lawsuit, without prejudice. The EEOC filed a second amended complaint on December 16, 2011. In response, McBryde Resources and Alexander & Baldwin, LLC filed a motion to dismiss the second amended complaint. The motion was granted in part and denied in part, however, the Court allowed the EEOC to file yet another amended complaint, which it did on July 3, 2012. McBryde Resources and Alexander & Baldwin, LLC filed motions to dismiss the third amended complaint.  The Court granted in part, and denied in part, the motions.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

                A&B is a party to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on A&B’s condensed combined financial statements as a whole.

(4)
                Earnings Per Share (“EPS”). The computation of basic and diluted earnings per common share for all periods prior to Separation is calculated using the number of shares of ALEX common stock outstanding on July 2, 2012, the first day of trading following the June 29, 2012 distribution of ALEX common stock to Holdings shareholders, as if those shares were outstanding for those periods. For all periods prior to Separation, there were no dilutive shares because no actual A&B shares or share-based awards were outstanding prior to the Separation.

Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Denominator for basic EPS – weighted average shares	42.6	42.4	42.5	42.4
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.7	--	0.2	--
Denominator for diluted EPS – weighted average shares	43.3	42.4	42.7	42.4

Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares, if any, that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options and restricted stock units.

During the three and nine month periods ended September 30, 2012, there were no anti-dilutive securities outstanding. During the three and nine month periods ended September 30, 2011, there were no non-qualified stock options outstanding.

(5)
                Fair Value of Financial Instruments.  The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money markets funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at September 30, 2012 was $244.0 million and $267.2 million, respectively, and $327.2 million and $342.2 million at December 31, 2011, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

                Non-financial assets measured at fair value on a nonrecurring basis at September 30, 2012 consisted of land held for real estate development and an investment in affiliate that was written-down to estimated fair value during the second quarter of 2012. The aggregate fair values of these assets were classified in level 3 of the fair value hierarchy.

(6)
                Share-Based Compensation.  Effective as of the completion of the Separation, all A&B employees that held Holdings restricted stock units (“RSUs”) on June 29, 2012 (the “Distribution Date”) received replacement A&B RSUs with terms and conditions substantially identical to the terms and conditions formerly applicable to the Holdings RSUs replaced. Additionally, effective as of the completion of the Separation, A&B employees that held Holdings stock options on the Distribution Date received replacement A&B stock options with terms and conditions substantially identical to the terms and conditions formerly applicable to the Holdings stock options. The number of shares and exercise price of each replacement award were adjusted in order to preserve the aggregate intrinsic value of the awards held by such employee.

The replacement of awards described above constitutes a “modification” under Financial Accounting Standards Board Accounting Standards Codification Topic ASC 718, Compensation-Stock Compensation. Accordingly, the Company measured the excess of the fair value of the replacement awards over the fair value of the replaced awards and recorded incremental non-cash share-based compensation expense of $0.2 million and $0.8 million in the third and second quarters of 2012, respectively. The remaining $1.0 million of incremental share-based compensation expense will be amortized over a weighted average vesting period of approximately one year.

The replacement awards were made under the Company’s new 2012 Incentive Compensation Plan (“2012 Plan”), which became effective as of the Separation, and allows for the granting of stock options, restricted stock units, and common stock. Under the 2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of September 30, 2012, 1,559,912 shares of the Company’s common stock remained available for future issuance. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.

Activity in the Company’s stock option plans in 2012 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Weighted	Weighted
		Average	Average	Aggregate
	2012	Exercise	Contractual	Intrinsic
	Plan	Price	Life	Value

Outstanding, January 1, 2012	--	--
Replacement awards granted upon Separation	2,410.1	$20.01
Exercised	(495.3)	$22.85
Forfeited and expired	--	--
Outstanding, September 30, 2012	1,914.8	$19.27	5.8	$19,600

Exercisable, September 30, 2012	1,423.9	$19.18	4.9	$14,700

The following table summarizes non-vested restricted stock unit activity through September 30, 2012 (in thousands, except weighted average grant-date fair value amounts):

2012
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2012	--	--
Replacement awards granted upon Separation	316.8	$20.23
Granted	13.2	$25.30
Vested	--	--
Canceled	--	--
Outstanding, September 30, 2012	330.0	$20.43

A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents performance-based awards that vest over three years, provided certain performance targets related to the first year of the vesting period are achieved.

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Share-based expense (net of estimated forfeitures):
Stock options	$0.4	$0.3	$1.8	$0.9
Restricted stock units	0.4	0.9	2.4	2.7
Total share-based expense	0.8	1.2	4.2	3.6
Total recognized tax benefit	(0.3)	(0.3)	(1.4)	(0.8)
Share-based expense (net of tax)	$0.5	$0.9	$2.8	$2.8

(7)
                Discontinued Operations.  In 2012, the revenues and expenses of Firestone Boulevard Building and an industrial property in California have been classified as discontinued operations. In 2011, the revenues and expenses of 1420 Kapiolani, Triangle Square, Arbor Park Shopping Center, Wakea Business Center II, and two commercial buildings on Maui and Oahu were classified as discontinued operations.

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

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Proceeds from the Sale of Income-Producing Properties	$--	$8.5	$8.9	$45.1
Real Estate Leasing Revenue	--	0.5	0.1	2.6

Gain on Sale of Income-Producing Properties	--	6.9	3.9	22.2
Real Estate Leasing Operating Profit	--	0.3	--	1.7
Total Operating Profit Before Taxes	--	7.2	3.9	23.9
Income Tax Expense	--	2.9	1.5	9.6
Income from Discontinued Operations	$--	$4.3	$2.4	$14.3

(8)
                Pension and Post-retirement Plans.  The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans.

                Effective January 1, 2012, the Company froze benefit accruals under its traditional defined benefit plans for non-bargaining unit employees hired before January 1, 2008 and instituted a cash balance defined benefit pension plan. Non-bargaining unit employees hired after January 1, 2008 were not eligible to participate in the traditional defined benefit pension plan, which has since been frozen for all non-bargaining unit employees, but these employees are participants in the cash balance defined benefit pension plan. Retirement benefits under the cash balance pension plan are based on a fixed percentage of employee eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate.

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

The components of net periodic benefit cost recorded for the third quarters of 2012 and 2011 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011
Service cost	$0.6	$0.8	$--	$--
Interest cost	2.0	2.3	0.1	0.2
Expected return on plan assets	(2.6)	(2.9)	--	--
Amortization of prior service cost (credit)	(0.2)	0.1	--	--
Amortization of net loss (gain)	2.0	1.2	(0.1)	--
Net periodic benefit cost	$1.8	$1.5	$--	$0.2

The components of net periodic benefit cost recorded for the nine months of 2012 and 2011 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011
Service cost	$1.8	$2.6	$0.1	$0.2
Interest cost	6.1	6.9	0.4	0.6
Expected return on plan assets	(7.8)	(8.7)	--	--
Amortization of prior service cost (credit)	(0.6)	0.5	--	--
Amortization of net loss (gain)	6.0	3.6	(0.2)	--
Net periodic benefit cost	$5.5	$4.9	$0.3	$0.8

                Net periodic benefit cost for 2012 is expected to total $7.2 million for pension benefits and $0.4 million for post-retirement benefits. In the nine months ended September 30, 2012, the Company made cash contributions to its pension plans totaling approximately $2.6 million.

(9)
                 Investments in Affiliates. At September 30, 2012, investments in affiliates consisted principally of equity investments in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The Company’s operating results include its proportionate share of net loss from its equity method investments. Summarized financial information for the Company’s significant equity method investments in its Bakersfield and Kukui’ula joint ventures for the three and nine months ended September 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Real Estate joint ventures:
Operating revenue	$ 3.6	$ 1.7	$ 10.9	$ 10.6
Operating income*	$ (0.6)	$ (1.5)	$ (9.3)	$ 0.2
Loss from continuing operations*	$ (1.1)	$ (2.1)	$ (10.9)	$ (1.4)
Net loss*	$ (1.1)	$ (2.1)	$ (10.9)	$ (1.4)

*	Includes a $6.5 million non-cash impairment write-down of entitled land (recognized at the joint venture level) owned by the Bakersfield joint venture in the nine months ended September 30, 2012.

(10)
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

The amounts of these related party transactions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Vessel management services expenses	$ --	$ (1.0)	$ (2.0)	$ (2.9)
Lease income from affiliate	--	1.1	2.1	3.2
Equipment and repair services income and other	--	0.7	1.4	1.9
Related party income, net	$ --	$ 0.8	$ 1.5	$ 2.2

Contributions.  Net contributions from (Distributions to) Holdings totaled $154.5 million and $(26.7) million for the nine months ended September 30, 2012 and 2011, respectively. Distributions to Holdings represent dividends paid by the Company to shareholders of Holdings and contributions from Holdings include dividends and contributions received from Holdings.

(11)
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

(12)
                Income Taxes.  The Company will be included in the consolidated tax return of Matson, Inc. (formerly Alexander & Baldwin Holdings, Inc.) for results occurring prior to June 30, 2012. Subsequent to June 30, 2012, the Company will report as a separate taxpayer. The current and deferred income tax expense recorded in the condensed consolidated financial statements has been determined by applying the provisions of ASC 740 as if the Company were a separate taxpayer.

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

(13)	Segment Results. Segment results for the quarter and the nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Real Estate:
Leasing	$24.9	$24.5	$75.9	$75.5
Development and Sales	8.4	9.3	26.8	57.0
Less amounts reported in discontinued operations	--	(9.0)	(9.0)	(47.7)
Agribusiness	67.9	37.1	121.4	96.3
Reconciling items*	(8.3)	--	(8.3)	--
Total revenue	$92.9	$61.9	$206.8	$181.1

Operating Profit (Loss), Net Income:
Real Estate:
Leasing	$10.2	$9.2	$31.4	$30.2
Development and Sales	3.3	3.5	(5.7)	26.1
Less amounts reported in discontinued operations	--	(7.2)	(3.9)	(23.9)
Agribusiness	9.1	3.8	19.6	14.9
Total operating profit	22.6	9.3	41.4	47.3
Interest Expense	(3.6)	(4.4)	(11.7)	(12.9)
General Corporate Expenses	(3.0)	(4.7)	(11.7)	(12.9)
Separation Costs	(0.7)	--	(6.8)	--
Income From Continuing Operations Before Income Taxes	15.3	0.2	11.2	21.5
Income Tax Expense	1.9	0.1	1.8	9.3
Income From Continuing Operations	13.4	0.1	9.4	12.2
Income From Discontinued Operations (net of income taxes)	--	4.3	2.4	14.3
Net Income	$13.4	$4.4	$11.8	$26.5

* Represents the sale of a 286-acre agricultural parcel in the third quarter of 2012 classified as “Gain on sale of agricultural parcel” in the condensed consolidated statements of income, but reflected as revenue for segment reporting purposes.

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in “Risk Factors” in the information statement filed as Exhibit 99.1 to the Company’s registration statement on Form 10 and other subsequent filings with the SEC. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three and nine months ended September 30, 2012 and 2011.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the nine months ended September 30, 2012 and 2011, as well as a discussion of A&B’s ability to fund the its future commitments and ongoing operating activities through internal and external sources of capital.

•	Outlook: This section provides a discussion of management’s general outlook about the Hawaii economy and the Company’s markets.

•	Other Matters: This section provides a summary of other matters, such as officer and management changes.

BUSINESS OVERVIEW

Alexander & Baldwin (“A&B”), founded in 1870, is a land and real estate corporation headquartered in Honolulu that operates three business segments in two industries—Real Estate and Agribusiness.

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

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; leases agricultural land to third parties; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Third quarter of 2012 compared with 2011

	Quarter Ended September 30,
(dollars in millions)	2012	2011	Change
Operating revenue	$92.9	$61.9	50%
Operating costs and expenses	73.0	56.3	30%
Operating income	19.9	5.6	4	X
Other income and (expense)	(4.6)	(5.4)	-15%
Income from continuing operations before income taxes	15.3	0.2	77	X
Income tax expense	1.9	0.1	19	X
Discontinued operations (net of income taxes)	--	4.3	N	M
Net income	$13.4	$4.4	3	X

Basic earnings per share	$0.31	$0.10	3	X
Diluted earnings per share	$0.31	$0.10	3	X

Consolidated operating revenue for the third quarter of 2012 increased $31.0 million, or 50 percent, compared to the third quarter of 2011. This increase was principally due to $30.8 million in higher Agribusiness revenue. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the third quarter of 2012 increased $16.7 million, or 30 percent, compared to the third quarter of 2011, due principally to $25.3 million in higher Agribusiness costs. The increased costs were partially offset by a $7.3 million gain on the sale of an agricultural parcel, $0.9 million of lower general and administrative costs due to higher professional fees and performance-based compensation accruals in 2011 relative to 2012, $0.6 million related to lower Real Estate Development and Sales costs, and $0.5 million related to lower Real Estate Leasing costs (after subtracting costs from assets classified as discontinued operations). The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was ($4.6) million in the third quarter of 2012 compared to ($5.4) million in the third quarter of 2011, primarily due to $0.8 million in lower interest expense.

Income taxes for the third quarter of 2012 were higher compared to the third quarter of 2011 due principally to higher income from continuing operations. The effective tax rate for the third quarter of 2012 decreased relative to 2011 due principally to tax benefits related to the Company’s solar project on Kauai.

Consolidated – First nine months of 2012 compared with 2011

	Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change
Operating revenue	$206.8	$181.1	14%
Operating costs and expenses	175.5	153.7	14%
Operating income	31.3	27.4	14%
Other income and (expense)	(20.1)	(5.9)	3	X
Income from continuing operations before income taxes	11.2	21.5	-48%
Income tax expense	1.8	9.3	-81%
Discontinued operations (net of income taxes)	2.4	14.3	-83%
Net income	$11.8	$26.5	-55%

Basic earnings per share	$0.28	$0.63	-56%
Diluted earnings per share	$0.28	$0.63	-56%

Consolidated operating revenue for the first nine months of 2012 increased $25.7 million, or 14 percent, compared to the first nine months of 2011. This increase was principally due to $25.1 million in higher Agribusiness revenue and $2.9 million in higher Real Estate Leasing revenue (after excluding revenue from discontinued operations), partially offset by $2.3 million in lower Real Estate Development and Sales revenue (after excluding revenue from discontinued operations). The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first nine months of 2012 increased $21.8 million, or 14 percent, compared to the first nine months of 2011, due principally to $20.2 million in higher Agribusiness costs, $6.8 million in higher professional fees related to the Separation, which included $1.1 in share-based compensation related to the exchange of existing employee options with replacement options in the new company as part of the Separation, and a $5.1 million impairment of the Company’s Santa Barbara landholdings that resulted from the Company’s change in its development strategy to focus on development projects in Hawaii, partially offset by a $7.3 million gain on the sale of an agricultural parcel and $2.9 million in lower Real Estate Development and Sales costs (after excluding costs from discontinued operations). The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) was ($20.1) million in the first nine months of 2012 compared with ($5.9) million the first nine months of 2011, due to $4.7 million in impairment and equity losses related to the Company’s Bakersfield joint venture development project in California, resulting from the Company’s change in its development strategy to focus on development projects in Hawaii, a $3.7 million gain on the sale of a joint venture investment interest in the first quarter of 2011, and $3.7 million in real estate joint venture losses in 2012 compared to $0.6 million in real estate joint venture income in 2011 due to the sale of a commercial parcel in 2011 that more than offset joint venture operating costs.

Income taxes in the first nine months of 2012 were lower than 2011 due primarily to lower income from continuing operations. The effective tax rate for the first nine months of 2012 decreased relative to 2011 due principally to tax benefits related to the Company’s solar project on Kauai, partially offset by certain non-deductible separation expenses.

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

Effect of Property Sales Mix on Operating Results: Direct year-over-year comparison of the real estate development and sales results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography and timing are inherently episodic. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed and commercial property, due to the low historical-cost basis of A&B’s Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

Real Estate Leasing – Third quarter of 2012 compared with 2011

	Quarter Ended September 30,
(dollars in millions)	2012	2011	Change
Real estate leasing segment revenue	$24.9	$24.5	2%
Real estate leasing segment operating costs and expenses	(14.4)	(14.9)	-3%
Selling, general and administrative	(0.5)	(0.3)	67%
Other income	0.2	(0.1)	N	M
Real estate leasing operating profit	$10.2	$9.2	11%
Operating profit margin	41.0%	37.6%
Average Occupancy Rates:
Mainland	93%	92%
Hawaii	93%	91%
Leasable Space (million sq. ft.) — Improved
Mainland	6.5	6.5
Hawaii	1.4	1.4

Real Estate Leasing revenue for the third quarter of 2012, before subtracting amounts presented as discontinued operations, was two percent higher than 2011, primarily due to the revenue impact resulting from the acquisitions of Issaquah Office Center (September 2011), Gateway at Mililani Mauka (December 2011) and Gateway at Mililani Mauka South (June 2012) and a reversal of deferred rent in 2011 related to a tenant bankruptcy, partially offset by the dispositions of Wakea Business Center (September 2011) and Firestone Boulevard Building (March 2012).

Same store average annualized revenue per square foot per month was $1.06 in the third quarter of 2012, compared to $1.07 in the third quarter of 2011. The decline in revenue per square foot per month was principally due to lower rents at two Mainland office buildings (Gateway Oaks and Prospect Park) and a Mainland industrial property (Savannah Logistics), as well as two retail properties in Hawaii (Lanihau Marketplace and Kaneohe Bay Shopping Center). Total same store occupancy for the third quarter of 2012 was 93 percent, compared to 92 percent in the third quarter of 2011.

Operating profit for the third quarter of 2012, before subtracting amounts presented as discontinued operations, was 11 percent higher than 2011, due primarily to lower expenses related to the previously mentioned tenant bankruptcy in 2011, and the favorable impact of acquisitions and dispositions previously described.

Leasable space remained essentially unchanged at 7.9 million square feet in the third quarter of 2012 compared with the third quarter of 2011, principally due to the following activity between July 1, 2011 and September 30, 2012:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft

9-11	Wakea Business Center II (HI)	61,500	9-11	Issaquah Office Center (WA)	146,900
3-12	Firestone Boulevard Building (CA)	28,100	12-11	Gateway at Mililani Mauka (HI)	5,900
			6-12	Gateway at Mililani Mauka South (HI)	18,700
	Total Dispositions	89,600		Total Acquisitions	171,500

Real Estate Leasing – First nine months of 2012 compared with 2011

	Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change
Real estate leasing segment revenue	$75.9	$75.5	1%
Real estate leasing segment operating costs and expenses	(43.2)	(44.3)	-2%
Selling, general and administrative	(1.5)	(1.1)	36%
Other income	0.2	0.1	2	X
Real estate leasing operating profit	$31.4	$30.2	4%
Operating profit margin	41.4%	40.0%
Average Occupancy Rates:
Mainland	93%	92%
Hawaii	92%	91%
Leasable Space (million sq. ft.) — Improved
Mainland	6.5	6.5
Hawaii	1.4	1.4

Real Estate Leasing revenue for the first nine months of 2012, before subtracting amounts presented as discontinued operations, increased by $0.4 million compared to 2011. The revenue increase was primarily the result of the acquisitions of Issaquah Office Center (September 2011), Union Bank (June 2011), Gateway at Mililani Mauka (December 2011), and Gateway at Mililani Mauka South (June 2012) that were partially offset by the dispositions of Arbor Park (June 2011), Wakea Business Center (September 2011), and Firestone Boulevard Building (March 2012), partially offset by lower occupancy at two California office properties.

Same store average annualized revenue per square foot per month was $1.08 in the first nine months of 2012 compared to $1.09 in the first nine months of 2011. The decrease in annualized revenue per square foot per month was due to lower rents at two Mainland office properties (Prospect Park and Gateway Oaks) and a Mainland retail property (Meadows on the Parkway) and a retail property in Hawaii (Lanihau), partially offset by higher rents at a Mainland industrial property (Sparks Business Center) and two Hawaii retail properties (Maui Mall & Kunia Shopping Center) and a Hawaii office property (Kahului Office Building). Total same store occupancy for the first nine months of 2012 of 93 percent was consistent with 2011.

Operating profit for the first nine months of 2012, before subtracting amounts presented as discontinued operations, was 4 percent higher than 2011, principally due to the timing of acquisitions and dispositions previously cited and overall higher Mainland and Hawaii occupancies.

Real Estate Development and Sales – Third quarter and first nine months of 2012 compared with 2011

	Quarter Ended September 30,
(dollars in millions)	2012	2011	Change
Improved property sales revenue	$--	$8.5	N	M
Development sales revenue	--	0.7	N	M
Unimproved/other property sales revenue	8.4	0.1	84	X
Total real estate development and sales segment revenue	8.4	9.3	-10%
Cost of real estate development and sales	(1.1)	(2.4)	-54%
Operating expenses	(2.9)	(2.4)	21%
Loss from joint ventures	(1.1)	(1.0)	10%
Total real estate development and sales operating profit	$3.3	$3.5	-6%
Real estate development and sales operating profit margin	39.3%	37.6%

	Nine Months Ended September 30,
(dollars in millions)	2012		2011	Change
Improved property sales revenue	$5.0		$45.1	-89%
Development sales revenue	8.1		5.5	47%
Unimproved/other property sales revenue	13.7		6.4	2	X
Total real estate development and sales segment revenue	26.8		57.0	-53%
Cost of real estate development and sales	(10.2)		(30.1)	-66%
Operating expenses	(8.8)		(8.2)	7%
Impairment of Santa Barbara development project	(5.1)		--	N	M
Impairment and equity loss related to Bakersfield joint venture	(4.7)		--	N	M
Earnings (loss) from joint ventures	(3.7)		0.6	N	M
Other income (loss)	--		6.8	N	M
Total real estate development and sales operating profit (loss)	$(5.7)		$26.1	N	M
Real estate development and sales operating profit margin	N	M	45.8%

2012 Third Quarter: Revenue from Real Estate Development and Sales was $8.4 million, principally related to the gain on the sale of 286 acres of agricultural-zoned land on Maui. Operating profit also included joint venture sales of a residential lot and two cottages at Kukui’ula and a residential unit on the island of Hawaii, more than offset by joint venture expenses.

2012 - Nine Months Ended September 30: Revenue for the first nine months of 2012, before subtracting amounts presented as discontinued operations, was $26.8 million and, in addition to the sales described above, included the sales of a 4.1-acre parcel at Maui Business Park II, two leased fee parcels on Maui, two residential units on Oahu, a California office property, a 79-acre non-core land parcel on Maui, and joint venture sales of a parcel and a cottage at Kukui’ula and four residential units on the island of Hawaii. The margin on the sales described above was partially offset by $9.8 million of impairment charges in the second quarter of 2012, related to the Company’s Santa Barbara and Bakersfield development projects in California, resulting from the Company’s change in its development strategy to focus on development projects in Hawaii, as well as joint venture expenses.

2011 Third Quarter: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $9.3 million and $3.5 million, respectively, and included the sales of an industrial property on Maui and one residential unit on Oahu. Operating profit also included joint venture expenses.

2011 – Nine Months Ended September 30: Revenue for the first nine months of 2011, before subtracting amounts presented as discontinued operations, was $57.0 million, and included the sales of a retail center in Texas, three commercial properties on Maui and Oahu, an 86-acre vacant parcel and a four-acre vacant parcel on Maui, and four residential units on Oahu. In addition to the sales described above, operating profit of $26.1 million for the first nine months of 2011 included a gain from the sale of the Company’s interest in the Bridgeport Marketplace joint venture development in Valencia, California, a four-acre commercial parcel at the Company’s Kukui’ula joint venture on Kauai, and four units at the Company’s Ka Milo joint venture development on the island of Hawaii, partially offset by ongoing joint venture expenses.

Real Estate Discontinued Operations – 2012 compared with 2011

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Proceeds from the Sale of Income-Producing Properties	$--	$8.5	$8.9	$45.1
Real Estate Leasing Revenue	$--	$0.5	$0.1	$2.6

Gain on Sale of Income-Producing Properties	$--	$6.9	$3.9	$22.2
Real Estate Leasing Operating Profit	--	0.3	--	1.7
Total Operating Profit Before Taxes	--	7.2	3.9	23.9
Income Tax Expense	--	2.9	1.5	9.6
Income from Discontinued Operations	$--	$4.3	$2.4	$14.3

2012:  The revenue and expenses related to the sale of the Firestone Boulevard Building, an industrial property in California, and two leased fee properties in Maui have been classified as discontinued operations.

2011: The revenue and expenses related to the sales of the Arbor Park Shopping Center in San Antonio, Texas, two commercial buildings on Maui and Oahu, and Wakea Business Center on Maui have been classified as discontinued operations.

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

AGRIBUSINESS

Agribusiness – Third quarter of 2012 compared with 2011

	Quarter Ended September 30,
(dollars in millions)	2012	2011	Change
Revenue	$67.9	$37.1	83%
Operating profit	$9.1	$3.8	2	X
Operating profit margin	13.4%	10.2%
Tons sugar produced	78,200	74,300	5%
Tons sugar sold (bulk raw sugar)	72,400	36,300	99%

Agribusiness revenue for the third quarter of 2012 increased $30.8 million, or 83 percent, compared to the third quarter of 2011. The increase was primarily due to $27.4 million of higher sugar sales revenue due to the completion of two sugar voyages in the third quarter of 2012 as compared to the completion of one voyage in the third quarter of 2011. Molasses revenue was also $1.0 million higher in the third quarter of 2012 as compared to the third quarter of 2011 due to the timing of molasses shipments and sales.

Operating profit for the third quarter of 2012 increased $5.3 million, or more than two times, compared to the third quarter of 2011. The increase was principally due to $3.8 million higher sales volume and sugar pricing on raw sugar sold during the quarter as compared to the third quarter in 2011, $0.8 million from higher molasses sales margin due to higher volume sold during the quarter, $0.5 million in higher power margins, primarily due to the higher volume of power sold, and $0.4 million of insurance proceeds.

Agribusiness – First nine months of 2012 compared with 2011

	Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change
Revenue	$121.4	$96.3	26%
Operating profit	$19.6	$14.9	32%
Operating profit margin	16.1%	15.5%
Tons sugar produced	137,500	148,700	-8%
Tons sugar sold (bulk raw sugar)	108,400	72,600	49%

Agribusiness revenue for the first nine months of 2012 increased $25.1 million, or 26 percent, compared with the first nine months of 2011. The increase was due to $24.8 million in higher sugar sales revenue due to the completion of three sugar voyages during the year as compared to the completion of two voyages in 2011, $1.2 million in higher power sales from higher volume and prices, partially offset by $2.3 million in lower coffee revenue due to the sale of the coffee assets in 2011 and $1.4 million in lower charter revenue.

Operating profit for the first nine months of 2012 increased $4.7 million compared to the first nine months of 2011. The increase was primarily due to $1.5 million in higher sugar margins, resulting from higher sales volume and sugar pricing in 2012 relative to 2011, $1.4 million in higher power margins from higher volume and prices, and $1.3 million higher lease and operating margins due to the sale of the coffee assets in 2011, partially offset by $0.7 million of lower charter margin.

Year-to-date sugar production was 8 percent lower in 2012 than in 2011, due principally to lower yields on the acres harvested, resulting from drought conditions and lower water availability. However, based on expected yields of the remaining acres scheduled to be harvested in 2012, the Company expects that full-year production will approximate 2011 production levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs have historically been to support working capital requirements and fund capital expenditures and real estate developments. Historically, A&B’s principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and borrowing capacity under its various credit facilities.

A&B’s operating income is generated by its subsidiaries. There are no restrictions on the ability of A&B’s subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, joint venture investments, share repurchases and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section titled “Risk Factors” in the information statement filed as exhibit 99.1 to the Company’s registration statement on Form 10.

Cash Flows:  Cash flows used in operating activities totaled $12.8 million for the first nine months of 2012, compared with $6.1 million for the first nine months of 2011. This increase in cash used in operating activities was due principally to $23.9 million in higher real estate development inventory capital expenditures, partially offset by $8.4 million in lower income tax payments.

Cash flows used in investing activities totaled $39.8 million for the first nine months of 2012, compared with $17.8 million in the first nine months of 2011. The increase in net cash used in investing activities was due primarily to $7.9 million in lower proceeds from property disposals, $6.1 million in lower proceeds from investment in affiliates due to the prior year sale of the Company’s interest in its Bridgeport Marketplace joint venture, and a $22.9 million increase in capital expenditures when compared to 2011, partially offset by a net $14.9 million decrease in investments in affiliates compared to 2011, principally related to higher investments in the Company’s Kukui’ula joint venture in 2011.

Capital expenditures for the first nine months of 2012 totaled $34.4 million compared with $11.5 million for the first nine months of 2011. Capital expenditures for the first nine months of 2012 included $8.6 million for commercial real estate related acquisitions, development and property improvements, $25.5 million related to agricultural operations, principally investments into the Company’s Kauai solar project, and $0.3 million related to other corporate activities. The $34.4 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2012 excludes $9.4 million of tax-deferred real estate purchases under Section 1031 of the IRS code since the Company did not actually take control of the cash during the exchange period. The 2011 expenditures included $5.9 million for commercial real estate related acquisitions, development and property improvements, and $5.6 related to agricultural operations. The $11.5 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2011 excludes $30.9 million of tax-deferred real estate purchases under Section 1031 of the IRS code since the Company did not actually take control of the cash during the exchange period.

Cash flows provided by financing activities were $45.0 million for the first nine months of 2012, compared with $21.0 million during the first nine months of 2011. The increase in cash flows from financing activities was principally due to net contributions from Holdings and $11.6 million of proceeds from stock option exercises, partially offset by a $162.6 million reduction in net borrowings in 2012 as compared to 2011.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar inventory, totaled $36.5 million at September 30, 2012, an increase of $2.0 million from December 31, 2011. The increase was due primarily to a $8.6 million increase in sugar inventory and a $1.0 million increase in receivables, partially offset by a $7.6 million decrease in cash.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. The total debt as of September 30, 2012 was $252.1 million compared to $361.7 million at the end of 2011. As of September 30, 2012, available capacity under the Company’s revolving credit facility and its Prudential shelf facility totaled $324.6 million. The decrease in debt during the first nine months of 2012 was principally due to net capital contributions from Holdings prior to the Separation, partially offset by $72.3 million in capital expenditures, including net investments in real estate joint ventures and investments in real estate development projects.

Balance Sheet:  The Company had a working capital balance of $14.2 million at September 30, 2012, compared to a negative working capital balance of $21.2 million at the end of 2011. The improvement in working capital is principally due to a decrease in the current portion of long-term debt.

Investments in Affiliates increased by $21.7 million during the nine months ended September 30, 2012, and was principally due to the Company’s equity investment in a joint venture to develop a 341-unit condominium high-rise in Kakaako, Hawaii.

At September 30, 2012, the Company believes it was in compliance with all of its covenants. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges:Sales – During the third quarter of 2012, approximately $8.2 million of proceeds from the sale of 286 acres of agricultural-zoned land on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031. During the third quarter of 2011, approximately $8.2 million of proceeds from the sale of an industrial property on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases – During the third quarter of 2012, the Company made no acquisitions. During the third quarter of 2011, the Company utilized approximately $20 million in proceeds from tax-deferred sales to purchase the Issaquah Office Center, an office building in Issaquah, Washington.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2012, there were $8.3 million in proceeds from tax-deferred sales that had not been reinvested.

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

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other  commitments, contingencies, and off-balance sheet arrangements at September 30, 2012, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

OUTLOOK

All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 20 to 39 of the information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10 and other filings with the SEC.

There are two primary sources of periodic economic forecasts and data for the State of Hawaii:  The University of Hawaii Economic Research Organization (UHERO) and the State’s Department of Business, Economic Development and Tourism (DBEDT). Much of the economic information included herein has been derived from economic reports available on UHERO’s and DBEDT’s websites that provide more complete information about the status of, and forecast for, the Hawaii economy. Information below on Oahu residential re-sales is published by the Honolulu Board of Realtors and Title Guaranty. Information below on the Oahu commercial real estate market is provided by Colliers International (Hawaii). Bankruptcy filing information cited below is published by the U.S. Bankruptcy Court District of Hawaii. Prices for New York No.16 domestic sugar are from ICE Futures U.S.

The Company’s overall outlook assumes modest growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 1.5 percent in 2012, and is expected to continue to grow at a moderate pace for the next several years. The primary driver of growth is tourism, which is on track this year to set the state’s all-time record high for visitor expenditures and arrivals. Through September 2012, visitor expenditures were up 19 percent compared to last year. Visitor arrivals also were up for the same period by 9 percent, with increased arrivals from the U.S. West, U.S. East and Japan.

The state is beginning to see positive trends in other economic indicators. Unemployment at the end of September was 5.7 percent, down from 6.8 percent in September 2011, and well below the national unemployment rate of 7.8 percent. Bankruptcy filings are down for the first nine months of 2012 by 26 percent. The median price for a home on Oahu for the first ten months of the year was $623,250, up 9.3 percent compared to last year; the median price of an Oahu condominium was up 4.0 percent at $315,000 for the same comparative period. At the end of September, months of available inventory remained low—3.3 months for Oahu homes and 3.6 months for Oahu condos—which is lower than the 2011 full-year average of 5.7 months for homes and 5.6 months for condos, and is expected to continue to support the positive trend in pricing. Oahu commercial property vacancies and rents have remained relatively stable. Current vacancies and rents (retail is for the first six months of 2012 and industrial and office are for the third quarter of 2012) are as follows:

Property Type	Vacancy Rate	Average Asking Rent Per Square Foot Per Month (NNN)
Retail	4.3%	$3.35
Industrial	4.3%	$0.98
Office	13.4%	$1.57

Although there are signs of increased activity, construction has yet to recover fully from the downturn experienced in 2008 and 2009, and development sales across the state remain modest.

The price of New York No.16 domestic sugar, which is the benchmark spot price at which the Company sells its raw sugar, has declined from 36 cents per pound at December 31, 2011, to 22.3 cents per pound at November 7, 2012. Because the Company has locked in sugar prices for virtually all of this year’s raw sugar crop and approximately 67 percent of the 2013 crop, reduced prices will not have an impact on agribusiness results for 2012. However, results for 2013 and beyond will be affected by prices in effect at the time additional sugar is priced.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 25, 2004, two organizations filed a petition with the Water Commission to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provided approximately 15 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals. On June 23, 2011, the case was transferred to the Hawaii Supreme Court.  On August 15, 2012, the Hawaii Supreme Court overturned the Water Commission's decision and remanded the case to the Water Commission for further consideration in connection with the establishment of the IIFS.

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), a wholly-owned subsidiary of the Company, as a defendant. At a hearing on October 26, 2011, the judge dismissed the lawsuit, without prejudice. The EEOC filed a second amended complaint on December 16, 2011. In response, McBryde Resources and Alexander & Baldwin, LLC filed a motion to dismiss the second amended complaint. The motion was granted in part and denied in part, however, the Court allowed the EEOC to file yet another amended complaint, which it did on July 3, 2012. McBryde Resources and Alexander & Baldwin, LLC filed motions to dismiss the third amended complaint.  The Court granted in part, and denied in part, the motions.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul 1 - 31, 2012	3,076 (1)	$34.19	--	--
Aug 1 - 31, 2012	25,164 (1)	$32.07	--	--
Sep 1 - 30, 2012	5,191 (1)	$30.12	--	--

(1)	Represents shares accepted for the exercise of options and/or in satisfaction of tax withholding obligations arising upon option exercises or the vesting of restricted stock units.

ITEM 5.  OTHER INFORMATION

We expect to hold our 2013 annual meeting of shareholders, our first annual meeting as a public company since the separation of A&B from Matson, Inc. ("A&B Predecessor"), on or about April 30, 2013. Shareholders interested in submitting a proposal pursuant to Rule 14a-8 under the Exchange Act for consideration at our 2013 annual meeting must do so by sending such proposal to our Corporate Secretary at the headquarters of A&B. Under the SEC’s proxy rules, we have set the deadline for submission of such proposals for the 2013 annual meeting as December 11, 2012, which we believe is a reasonable time before we will begin to print and send our proxy materials for the 2013 annual meeting and which was the deadline for such proposals contained in the proxy statement for A&B Predecessor prior to the separation. Accordingly, in order for a shareholder proposal to be considered for inclusion in our proxy materials for the 2013 annual meeting, any such shareholder proposal must be received by our Corporate Secretary on or before December 11, 2012, and comply with the procedures and requirements set forth in Rule 14a-8 under Exchange Act.  In addition, shareholders interested in submitting proposals outside of Rule 14a-8 under the Exchange Act must submit such proposals not later than the close of business on the tenth day following the filing of this Form 10-Q, in accordance with the requirements of our Bylaws.

ITEM 6.  EXHIBITS

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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012, and September 30, 2011, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012, and September 30, 2011, (iii) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2012, and September 30, 2011, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: November 9, 2012	/s/ Paul K. Ito
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012, and September 30, 2011, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012, and September 30, 2011, (iii) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2012, and September 30, 2011, and (v) the Notes to the Condensed Consolidated Financial Statements.