Form 10-K
period 2012-12-31
Alexander & Baldwin, Inc.
filed 2013-02-28
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 001-35492
(Exact name of registrant as specified in its charter)

Hawaii	45-4849780
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

822 Bishop Street
Post Office Box 3440, Honolulu, Hawaii 96801
(Address of principal executive offices and zip code)

808-525-6611
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, without par value	NYSE

Securities registered pursuant to Section 12(g) of the Act:
None

Number of shares of Common Stock outstanding at February 15, 2013:
43,017,144

Aggregate market value of Common Stock held by non-affiliates at June 30, 2012:
$1,057,054,900

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Documents Incorporated By Reference
Portions of Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders (Part III of Form 10-K)

TABLE OF CONTENTS

PART I

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30

Item 6.	Selected Financial Data	32

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	97

A.	Directors	97

B.	Executive Officers	97

C.	Corporate Governance	98

D.	Code of Ethics	98

Item 11.	Executive Compensation	98

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	98

Item 13.	Certain Relationships and Related Transactions, and Director Independence	98

Item 14.	Principal Accounting Fees and Services	98

PART IV

Item 15.	Exhibits and Financial Statement Schedules	99

A.	Financial Statements	99

B.	Financial Statement Schedules	99

C.	Exhibits Required by Item 601 of Regulation S-K	101

Signatures		106

Consent of Independent Registered Public Accounting Firm		107

ALEXANDER & BALDWIN, INC.

FORM 10-K

Annual Report for the Fiscal Year
Ended December 31, 2012

PART I

ITEMS 1 & 2.  BUSINESS AND PROPERTIES

Overview

Alexander & Baldwin, Inc. (“A&B” or the “Company”) is a premier Hawaii-focused land company with interests in real estate development, real estate leasing and agribusiness. A&B’s assets include approximately 87,000 acres of land in Hawaii, nearly 8.0 million square feet of high-quality retail, office and industrial properties in Hawaii and on the Mainland, and a real estate development portfolio encompassing residential and commercial projects across Hawaii. Its landholdings, primarily on Maui and Kauai, make it the fourth largest private landowner in the state. A&B, whose history in Hawaii dates back to 1870, is Hawaii’s largest farmer with 36,000 acres in productive sugar cane cultivation. A&B also plays a key role as a major provider of renewable energy on Maui and Kauai, supplying approximately six percent of the power consumed on each island.

Prior to June 29, 2012, A&B’s businesses included Matson Navigation Company Inc. (“Matson Navigation”), a wholly owned subsidiary, that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of a newly created entity, Alexander & Baldwin Holdings, Inc. (“Holdings”). On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock in a tax-free distribution (the “Separation”). Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. (“Matson”). On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.

A&B is headquartered in Honolulu and operates in three segments in two industries—Real Estate and Agribusiness. The business industries of A&B are generally as follows:

A.
Real Estate - The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the Mainland. The Real Estate Industry engages in real estate development and ownership activities, including planning, zoning, financing, constructing, purchasing, managing and leasing, selling and exchanging, and investing in real property. Real estate activities are conducted through A&B Properties, Inc. and other wholly owned subsidiaries of A&B.

•
Real Estate Development and Sales segment - generates its revenues and creates value through an active and comprehensive program of land stewardship, planning, entitlement, development and sale of land and commercial and residential properties, principally in Hawaii.

•
Real Estate Leasing segment - owns, operates, and manages a large portfolio of high-quality retail, office, and industrial properties in Hawaii and on the Mainland. The Company also leases land in Hawaii. The significant recurring cash flow generated by this portfolio serves as an important source of funding for A&B’s real estate development and sales activities.

B.
Agribusiness - Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; leases agricultural land to third parties; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations. A&B also is the member of Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services.

The following table contains key information regarding each of the Company’s segments. Since the purchase and sale of real estate is considered an ongoing and recurring core activity of its real estate businesses, Real Estate Development Sales and Real Estate Leasing segment revenue and segment operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company generates earnings and how A&B’s management evaluates performance and makes decisions regarding capital allocation for A&B’s real estate businesses.

Segment	2012 Revenue (in millions)	Percentage of Total 2012 Revenue	2012 Operating Profit (in millions)	Percentage of Total 2012 Operating Profit	Key Facts
Real Estate Leasing	$100.6	32%	$41.6	72%	High-quality commercial portfolio consisting of 45 improved properties in Hawaii and 8 Mainland states totaling nearly 8.0 million square feet.
Real Estate Sales*	$32.2	10%	$(4.4)	(8)%
Hawaii-focused, experienced developer with a large development pipeline encompassing over a dozen projects entitled for approximately 1,700 resort residential, 600 primary residential and 200 commercial units. Fourth largest private landowner in Hawaii with approximately  87,000 acres.

Agribusiness	$182.3	58%	$20.8	36%	Largest farmer in Hawaii and only producer of raw sugar in Hawaii, producing nearly 180,000 tons of sugar in 2012, and provider of approximately 6 percent of renewable energy on both Maui and Kauai.
Total	$315.1	100%	$58.0	100%

*
Revenue includes $8.3 million on the sale of a 286-acre agricultural parcel in the third quarter of 2012 classified as “Gain on sale of agricultural parcel” in the consolidated statements of income, but reflected as revenue for segment reporting purposes. Additionally, operating profit includes impairment and equity losses of $9.8 million related to the Company’s change to its development strategy to focus on development projects in Hawaii.

Further information about the revenue, operating profits and identifiable assets of A&B’s industry segments for the three years ended December 31, 2012 are contained in Note 14 (“Operating Segments”) to A&B’s financial statements in Item 8 of Part II below.

Strategy

A&B strives to create value through superior investments in Hawaii by leveraging its extensive asset base, market knowledge and development expertise to create shareholder value through the entire spectrum of land stewardship and development, including land planning, entitlement, permitting, development and sales. A&B has a long track record of successfully investing in residential and commercial projects on both its legacy landholdings and non-legacy holdings. A&B believes that Hawaii has attractive near- and long-term growth prospects and intends to position its development and investment activities to capitalize on this growth.

A&B is committed to the highest and best use of its agricultural land assets through continued improvements in sugar production and renewable energy generation, and will continue to explore opportunities for conversion to a bio-energy generating model. Additional details regarding A&B’s key strategies across its lands, commercial properties, investments, and agriculture assets are as follows:

Land:

•
Employing lands at their highest and best use:  A&B strives to employ the land it owns at its highest and best use, to the benefit of shareholders, employees, our communities and other key stakeholder groups. For a significant portion of A&B’s substantial Hawaii landholdings, this implies a wide range of non-development uses, ranging from conservation/watershed to pasture to active farming. While a material portion of A&B’s landholdings has limited or no long-term urban development potential, these landholdings remain valuable for other reasons, for example, providing access to natural resources or hydro-electric generation capability.

•
Focus on entitlement and development of core Hawaii lands:  A&B intends to focus on development of a portion of its core landholdings in Hawaii, pursuing appropriate entitlement and development projects that respond to market demand while meeting community needs.

Commercial Properties:

•
Optimize returns of A&B’s diversified commercial portfolio:  A&B has a track record of increasing the value of its commercial property portfolio through active management of a comprehensive program designed to increase occupancy, secure quality tenants, and reduce costs, thereby maximizing the financial performance of these properties. Periodically, when A&B believes it has maximized the value of a select asset, it may market the asset for sale. Upon sale, A&B will seek to redeploy the proceeds on a 1031 tax-deferred basis into a new asset with a higher return potential, with a focus on opportunistically migrating the portfolio to Hawaii over time, while ensuring that the portfolio continues to serve as a stable source of cash flow for A&B’s investment activities.

Real Estate Investment:

•
Invest in high-returning real estate opportunities in Hawaii:  In addition to development of its own lands, A&B will continue to invest in attractive real estate opportunities elsewhere in Hawaii where it can leverage its market knowledge, relationships and financial strength to create significant value and, at the same time, diversify its current portfolio and pipeline.

•
Build a pipeline of development projects scaled to market opportunities and designed to optimize risk-adjusted returns: A&B owns a valuable pipeline of development projects encompassing a wide-range of product types, from resort residential real estate, to industrial, to primary residential housing. A&B employs a disciplined approach to its investments and prudently invests capital to position select projects with ready inventory to meet market demand. A&B also will pursue joint ventures, where appropriate, to supplement its in-house capabilities, access third-party capital, gain access to new opportunities in the Hawaii market, diversify its pipeline, and optimize risk-adjusted returns.

Agriculture:

•
De-risk agricultural operations:  A&B continuously seeks to stabilize and de-risk its agricultural operations. For example, the sale of A&B’s Kauai Coffee Company, Inc. assets to a global coffee manufacturer removed operational cost and product marketing risks and replaced volatile financial results with a stable lease income stream. In addition, A&B has enhanced the management of field and factory at its sugar operations, resulting in a greater than 40 percent increase in sugar yields per acre over the past three years. A&B intends to continue its focus on maximizing its returns from agricultural activities and assets while mitigating the volatility of those returns. To meet this objective, A&B employs a variety of risk-mitigation measures, including forward pricing of sugar sales and fixed-rate contracts for key inputs. Refer to the Company’s “Outlook” on page 51 for an updated discussion on the Company’s sugar pricing.

•
Grow renewable energy operations:  Due to the high cost of transporting fossil fuels to a remote island community, the economics of renewable energy in Hawaii are more favorable relative to other U.S. locations. In fact, Hawaii has mandated a shift to 40 percent clean energy by the year 2030. As a result, A&B expects to evaluate and further capitalize on opportunities to add additional renewable energy capacity to its portfolio through new projects, and to continue research on possible cultivation and conversion of feedstock from A&B’s sugar plantation for use in bio-fuel production.

Seek New Hawaii Opportunities:

•
A&B has a successful long-term track record of expanding into lines of businesses that complement its core land and agribusiness operations. Looking forward, A&B expects to continue its evaluation of Hawaii-centric business opportunities that complement its core land stewardship, agribusiness, property development and property management activities in the state, and leverage A&B’s competitive strengths and the long-term prospects for growth in Hawaii.

Competitive Strengths

Irreplaceable Hawaii Real Estate Assets:

•
Extensive and irreplaceable landholdings:  A&B is the fourth largest private landowner in Hawaii, with approximately 87,000 acres, primarily on Maui and Kauai, including 750 acres fully entitled for urban use.

•
High-quality commercial real estate portfolio producing strong free cash flow:  A&B owns and manages a high-quality commercial portfolio of 45 properties in Hawaii and eight Mainland states that totals nearly 8.0 million square feet, which provides significant, stable, recurring cash flows that support A&B’s real estate investment activities.

•
Diverse pipeline of development projects:  A&B’s development pipeline encompasses over a dozen primary residential, resort residential and commercial projects comprising more than 2,500 units throughout the State of Hawaii, providing for substantial embedded growth opportunities.

•
Largest agricultural operation in Hawaii with upside in renewable energy:  A&B farms roughly 36,000 acres of mostly contiguous lands in Maui’s central valley with extensive infrastructure to meet water, power and transportation needs, consistent with large-scale agronomic activity. Additionally, A&B owns approximately 7,000 acres of high-quality agricultural land on Kauai’s sunny south shore, of which over 4,000 acres are leased to other parties for a variety of agricultural uses, including the cultivation of coffee and seed corn. A&B maintains a portfolio of renewable energy production facilities encompassing biomass combustion, hydro-electric and solar generation capabilities on Maui and Kauai. Total renewable energy production capacity exceeds 48 megawatts, which includes the recently completed six megawatt solar farm on the island of Kauai.

Leading Hawaii Real Estate Capabilities:

•
Deep local knowledge and expertise:  A&B has been in the development business in Hawaii since 1949 when it established Kahului Development Co., Ltd. to develop and market “Dream City,” which today is Kahului, Maui’s principal population center and commercial hub. In the ensuing decades, A&B has expanded and diversified its pipeline of development projects and broadened its development capabilities and expertise. For instance, A&B is the original developer of the world famous Wailea master-planned resort community on Maui’s south shore. The Company’s knowledge, expertise and relationships forged through over six decades of Hawaii development activity enable it to profitably pursue a wide range of long-term commercial and residential developments in a manner that is both responsive to market needs and sensitive to local concerns. This local knowledge and expertise, combined with the Company’s strong financial position, also serve to make A&B an ideal partner for landowners, developers and others seeking to participate in the Hawaii real estate sector.

•
Experienced management team:  A&B’s management team has considerable real estate and agribusiness experience, and a track record of conceptualizing, planning, entitling and developing a wide range of real property projects in Hawaii. The Company’s management team brings decades of Hawaii real estate and business experience, working on commercial and residential developments on every island.

•
Track record of success:  A&B has an extensive and long track record of investing in Hawaii real estate. Since 2000, A&B has invested approximately $500 million in Hawaii real estate outside of its legacy holdings—including four high-rise condominiums in urban Honolulu and premier resort destination communities in Hawaii, such as the Wailea Resort on Maui—and over $850 million in the acquisition of Hawaii and Mainland commercial properties, mainly through tax-deferred property exchanges.

DESCRIPTION OF BUSINESS AND PROPERTIES

Business Segments

A.           Real Estate Development and Sales Segment

A&B is actively involved in the entire spectrum of real estate development and ownership, including planning, zoning, financing, constructing, purchasing, managing and leasing, selling and exchanging, and investing in real property.

(1)           Landholdings

As of December 31, 2012, A&B and its subsidiaries owned approximately 87,707 acres of land, consisting of approximately 87,240 acres in Hawaii and approximately 467 acres on the U.S. Mainland, as follows:

Location	No. of Acres

Maui	66,800
Kauai	20,360
Oahu	70
Big Island	10
TOTAL HAWAII	87,240

Location	No. of Acres

Texas	150
California	96
Georgia	63
Utah	55
Colorado	36
Washington	27
Nevada	21
Arizona	19
TOTAL U.S. MAINLAND	467

As described more fully in the table below, the bulk of this acreage currently is used for agricultural, pasture, watershed and conservation purposes. A portion of these lands is used for urban purposes or planned for development.

Current Use	No. of Acres

Hawaii
Fully entitled urban (defined below)	744
Agricultural, pasture and miscellaneous	57,326
Watershed/conservation	29,170

U.S. Mainland
Fully entitled Urban	467
TOTAL	87,707

The tables above do not include approximately 1,100 acres under joint venture development that are shown below. An additional 2,900 acres on Maui, Kauai and Oahu are leased from third parties, and are not included in any of the tables.

Project	Original Acres	Acres at 12/31/12

Kukui’ula (HI)	1,000	958
Bakersfield (CA)	57	57
Ka Milo (HI)	31	22
Kai Malu (HI)	25	2
Santa Barbara Ranch (CA)*	22	22
Palmdale (CA)	18	18
Crossroads (CA)	7	7
Waihonua (HI)	2	2

TOTAL	1,162	1,088

* The Company consolidates Santa Barbara Ranch for financial reporting purposes because it has determined it has a controlling financial interest in the entity.

(2)           Planning and Zoning

The entitlement process for development of property in Hawaii is complex, time-consuming and costly, involving numerous state and county regulatory approvals. For example, conversion of an agriculturally-zoned parcel to residential zoning usually requires the following approvals:

•	amendment of the County general plan to reflect the desired residential use;

•	approval by the State Land Use Commission to reclassify the parcel from the Agricultural district to the Urban district;

•	amendment of the Community Plan; and

•	County approval to rezone the property to the precise residential use desired.

The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, including, among others, the requirement to construct infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, requirement to provide affordable housing and required phased development of projects.

A&B actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use. A&B designates a parcel as “fully entitled” or “fully zoned” when all of the above-mentioned land use approvals have been obtained.

(3)           Development Projects

The following is a summary of the Company’s real estate development portfolio as of December 31, 2012:

					(Dollars in millions)
Project	Location	Product type	Gross acres at 12/31/12	Original planned units, saleable acres or gross leasable square feet	Esti-mated project cost(1)	A&B net investment as of 12/31/12 (including capitalized interest)	Con-struction timing/ Estimated substantial completion

ACTIVE PLANNING, DEVELOPMENT, AND SALES
Wholly owned
Brydeswood	Kalaheo, Kauai	Agricultural lots	336(1)	24 lots	20	2	2014
Gateway at Mililani Mauka	Mililani, Oahu	Retail	4	29,000 sf	14	7	2014
Maui Business Park II	Kahului, Maui	Light industrial lots	175(4)	155 acres(4)	102	56	2019
The Bluffs at Wailea (MF-11)	Wailea, Maui	Resort residential	7	60 units	39	9	2015
The Ridge at Wailea (MF-19)	Wailea, Maui	Resort residential	7	9 lots	9	9	2009
Wailea B-1	Wailea, Maui	Commercial/retail	11	60,000 sf	tbd	5	2016
Wailea MF-7	Wailea, Maui	Resort residential multi-family	13	75 units	84	9	2016
Total			553(1)

					(Dollars in millions)
Project	Location	Product type	Gross acres at 12/31/12	Original planned units, saleable acres or gross leasable square feet	Esti-mated project cost(6)	A&B net investment as of 12/31/12 (including capitalized interest)	Con-struction timing/ Estimated substantial completion
Joint ventures
Ka Milo at Mauna Lani	Kona, Hawaii	Resort residential	22	137 units	120	10	2016
Kukui’ula	Koloa, Kauai	Resort residential	948	up to 1,500 units on 640 saleable acres	785	250	2030(3)
Kai Malu at Wailea	Wailea, Maui	Resort residential	2	150 units	124	2	2008
Waihonua at Kewalo	Honolulu, Oahu	Primary residential highrise	2	341 units (340 saleable)	210	32	2014

FUTURE DEVELOPMENT
Wholly owned
Aina ‘O Kane	Kahului, Maui	Primary res./commercial	4	103 units	tbd	1	tbd
Gateway at Mililani Mauka S.	Mililani, Oahu	Retail/Office	2(5)	20,000 sf	tbd	2	tbd
Haliimaile	Haliimaile, Maui	Primary residential	55(2)	150-215 units	tbd	1	tbd
Kahului Town Center	Kahului, Maui	Primary res./commercial	19(3)	440 units 225,000 sf	tbd	2	tbd
Kai’Olino	Port Allen, Kauai	Primary residential	4	75 units	tbd	11	tbd
Wailea SF-8	Kihei, Maui	Primary residential	13	90 units	tbd	2	tbd
Wailea MF-6	Wailea, Maui	Resort residential lots	23	60 lots	tbd	6	tbd
Wailea MF-10	Wailea, Maui	Resort residential/commercial	14	9 lots, 36 units, 64,000 sf	tbd	4	tbd
Wailea MF-16	Wailea, Maui	Resort residential lots	7	20 lots	tbd	3	tbd
Wailea, other	Wailea, Maui	Various	71	400 - 600 units	tbd	16	tbd
Total			212(2)(3)(5)

Joint ventures
Bakersfield	Bakersfield, CA	Retail	57	—	—	7	—
Palmdale Center	Palmdale, CA	Office/Industrial	18	—	—	5	—
Santa Barbara Ranch	Santa Barbara, CA	Primary residential lots	22	—	—	6	—

Project	Location	Product type	Acres at 12/31/12	Planned units, saleable acres or gross leasable square feet

ENTITLEMENT
Eleele Community	Eleele, Kauai	Primary residential	840	tbd
Kihei Residential	Kihei, Maui	Primary residential	95	up to 600 units
Waiale	Kahului, Maui	Primary residential	545	up to 2,550 units

JOINT VENTURE DEVELOPMENTS HELD FOR LEASE
Crossroads Plaza	Valencia, CA	Office/Retail	7	56,000 sf
The Shops at Kukui’ula	Poipu, Kauai	Retail	10	78,900 sf

(1)	Brydeswood acreage is included in agricultural, pasture and miscellaneous landholdings.

(2)
Ten of the 55 acres are designated for parks and open space. In addition to the 55 acres, another eight acres are designated for drainage and a waste water treatment plant, and are included in the “Agricultural, pasture and miscellaneous” classification.

(3)	Kahului Town Center acreage is included in Hawaii-commercial improved properties fully entitled landholdings.

(4)	Includes adjacent bulk parcels

(5)	Gateway at Mililani Mauka South acres are included in Hawaii – commercial improved properties.

(6)	Includes land cost at book value and capitalized interest, but excludes sales commissions and closing costs.

A&B is actively pursuing a number of projects in Hawaii, including:

Maui:

(a)           Maui Business Park II.  Maui Business Park II (“MBP II”), 179-acres (155 acres saleable, including adjacent bulk parcels) in Kahului zoned for light industrial, retail and office use, represents the second phase of the Company’s Maui Business Park project. In 2012, mass grading and construction of the onsite roadway and utility improvements were substantially completed for the first increment, consisting of 97 acres (93 acres remaining), including bulk parcels. Offsite highway improvements will be completed in the second quarter of 2013. The potential development or use of a portion or all of the second increment, consisting of 58 acres, will be evaluated at a later date, depending on the first increment sales absorption.

(b)           Wailea.  In October 2003, A&B acquired 270 acres of fully-zoned, undeveloped residential and commercial land at the Wailea Resort on Maui for $67.1 million. A&B was the original developer of the Wailea Resort, beginning in the 1970s and continuing until A&B sold the resort to the Shinwa Golf Group in 1989.

A&B has since sold 29 single-family homesites at Wailea’s Golf Vistas subdivision and six bulk parcels comprising 78 acres. A 25-acre parcel was developed in a joint venture with Armstrong Builders into 150 duplex units, with 138 units sold by 2009. Most of the remaining 12 units were leased. In 2012, two units were sold and another two units closed in February 2013. Eight units remain available for sale. The 7.0-acre MF-19 parcel (Ridge at Wailea) was developed into nine residential lots, which remain available for sale.

A&B currently owns 167 acres, planned for up to 700 units. A&B is evaluating development or sale scenarios for various parcels, which include the following projects:

•
The 7.4-acre MF-11 (Bluffs at Wailea) project was developed for the sale of 12 unimproved residential lots.  Due to limited demand for unimproved lots, A&B is pursuing a joint venture development of 60 multi-family units, with construction projected to commence in 2014.

•
The 13.0-acre MF-7 parcel is fully designed and permitted for the development of a 75-unit multi-family project.  The project has secured the required affordable housing credits and water meters. Depending on market conditions, construction could commence in 2014.

•	At the 11.0-acre B-I parcel, A&B is pursuing a joint venture development of a 60,000 square-foot retail facility. Planning and design work is underway and construction could commence in 2014.

(c)           Haliimaile Subdivision.  A&B’s application to rezone 63 acres and amend the community plan for the development of a 150- to 215-lot residential subdivision in Haliimaile (Upcountry, Maui) was approved by the Maui County Council in September 2005. In 2006, onsite infrastructure design work was submitted to County agencies, but design approval was deferred until an acceptable water source could be confirmed. Two new well permit applications were filed in 2012 to serve a public or private regional water system. In 2012, an additional 80 acres adjacent to the planned Haliimaile residential project was approved by the County Council for future urban growth in the Maui Island Plan.

(d)           Aina ‘O Kane.  Aina ‘O Kane is planned to consist of 103 residential condominium units in five four-story buildings, with 20,000 square-feet of ground-floor commercial space, in Kahului. In 2010, A&B installed the project’s water meters and, in July 2011, a two-year extension of the Special Management Area permit was secured. The project is positioned for development when market conditions improve.

(e)           Kahului Town Center.  The redevelopment plan for the 19-acre Kahului Shopping Center block reflects the creation of a traditional “town center,” consisting of approximately 440 residential condominium units and 225,000 square feet of retail/office space.  This project is being re-evaluated to meet market needs.

Kauai:

(f)           Kukui`ula.  In April 2002, A&B entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities, for the development of Kukui’ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for up to 1,500 resort residential units. In 2004, A&B exercised its option to contribute to the joint venture up to 40 percent of the project’s future capital requirements. In May 2009, A&B entered into an amended agreement with DMBC to increase A&B’s ownership participation in Kukui’ula in exchange for more favorable participation rights to future cash and profit distributions, while limiting DMBC’s required future contributions to $35 million. In 2011, all resort core amenities were completed and opened for business, including the 18-hole golf course, the community’s clubhouse, pool and spa facilities. Total capital contributed by A&B to the joint venture included approximately $229 million as of December 31, 2012, and $30 million representing the value of land initially contributed. DMBC has contributed $188 million, which includes the $35 million mentioned above.

Three developer agreements have been executed on bulk parcels at Kukui’ula, including two agreements executed in 2012. Under these agreements, the joint venture receives a payment of $500,000 to $600,000 for each lot when construction of a home is completed and sold by the developer. These agreements have resulted in increased vertical home construction activity at Kukui’ula, which generated positive sales momentum in 2012, including six constructed homes and a vacant lot. As of December 31, 2012, a total of 88 residential lot sales had closed.

In August 2007, A&B entered into a joint venture arrangement with DMBC to develop The Shops at Kukui’ula, a 78,900 square foot commercial center located adjacent to the Kukui’ula project. The center was 78 percent leased as of December 31, 2012. Total capital contributed is $11 million by both A&B and DMBC as of December 31, 2012.

(g)           Brydeswood.  Brydeswood is a 24-large estate lot subdivision located on 336 acres in Kalaheo, Kauai. Final subdivision approval for the project was received in 2011 and a potable test well was completed with acceptable water quality and sufficient quantity. Pre-sale activities commenced in September 2012. Construction of water system improvements is dependent on acceptable conversion of presales to binding contracts.

Oahu:

(h)           Waihonua at Kewalo.  In 2010, A&B acquired a fully-entitled high-rise condominium development site near the Ala Moana Shopping Center in Honolulu. During 2011, construction plans were prepared and processed for approvals for the 341-unit high-rise development. Condominium documents were approved in November 2011 and sales and marketing commenced in December 2011. In September 2012, the Company formed a joint venture with capital partners who will be providing half of $65 million in total equity required for the project and secured a $120 million construction loan.  Construction has commenced and completion is projected in 2014. As of February 17, 2013, a total of 280 units, or 82 percent of the 340 units available for sale, were sold under binding contracts.

(i)           One Ala Moana. In September 2012, A&B committed to a $20 million preferred loan investment with profit participation in the One Ala Moana luxury condominium project planned to be developed atop the Nordstrom parking structure in the Ala Moana Center. One Ala Moana is a 23-story condominium tower consisting of 206 luxury residential units that is being developed by a partnership of the Howard Hughes Corporation, The MacNaughton Group and Kobayashi Group. As of February 17, 2013, 199 units were sold under binding contracts.

(j)           Gateway at Mililani Mauka Shopping Center.  In December 2011, A&B acquired a 4.3-acre development parcel within the 7.4-acre Gateway at Mililani Mauka Shopping Center on Oahu, including an existing, fully-leased 5,900 square-foot multi-tenant retail building and four fully-infrastructured building pads. A&B plans to develop an additional 29,000 square feet of retail space on the building pads. In 2012, construction commenced on a 11,500 square-foot building that is nearing completion and was 60% pre-leased at year-end.  Another 16,900 square-foot building is being designed, and construction is expected to commence in 2013.

 (k)           Keola La`i.  In 2008, A&B completed construction of a 42-story condominium project near downtown Honolulu, consisting of 352 residential units, averaging 970 square feet, and four commercial units, with the majority of the residential units and two commercial units closed in 2008. The last three units were sold in 2012.

Big Island of Hawaii:

(l)           Ka Milo at Mauna Lani.  In April 2004, A&B entered into a joint venture with Brookfield Homes Hawaii Inc. to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii, planned for 137 single-family units and duplex townhomes. A total of 27 units were constructed in 2007 and 2008, and the last three units sold in 2011. The venture is proceeding with a revised development plan, focusing on more single-family units on the remaining 24 acres. A total of eight new units closed in 2012. Ten units are projected to be completed in 2013.

U.S. Mainland:

(m)           Bakersfield.  In November 2006, A&B entered into a joint venture with Intertex P&G Retail, LLC, for the planned development of a 575,000-square-foot retail center on a 57.3-acre commercial parcel in Bakersfield, California. Based on market conditions, A&B recognized an impairment loss of approximately $4.7 million in 2012. Development plans remain on hold due to current economic conditions.

(n)           Crossroads Plaza.  In June 2004, A&B entered into a joint venture with Intertex Hasley, LLC, for the development of a 56,000-square-foot mixed-use neighborhood retail center on 6.5 acres in Valencia, California. The property was acquired in August 2004. The sale of a pad site building closed in 2007, and construction of the center was completed in 2008. As of December 31, 2012, the center was 100 percent leased.

(o)           Palmdale Trade & Commerce Center.  In December 2007, A&B entered into a joint venture with Intertex Palmdale Trade & Commerce Center LLC, for the planned development of a 315,000-square-foot mixed-use commercial office and light industrial condominium complex on 18.2 acres in Palmdale, California, located 60 miles northeast of Los Angeles and 25 miles northeast of Valencia. The parcel was contributed to the venture in 2008. Development plans remain on hold due to current economic conditions.

(p)           Santa Barbara Ranch.  In November 2007, A&B entered into a joint venture with Vintage Communities, LLC, a residential developer, for the planned development of an exclusive large-lot subdivision, located 12 miles north of the City of Santa Barbara. Based on market conditions, A&B suspended further investment in the project and has to date recognized a total impairment of $10 million. A&B continues to market for sale the venture’s assets that served as collateral for the repayment of A&B’s investment, including a 14-acre oceanfront parcel and an adjacent eight-acre parcel.

B.           Real Estate Leasing Segment

The Company’s commercial portfolio’s gross leasable area (GLA) summarized by geographic location and property type as of December 31, 2012 is as follows:

(square feet, in millions)	Hawaii(1)	Mainland(2)	Total
Industrial	0.5	4.5	5.0
Office	0.2	1.3	1.5
Retail	0.7	0.7	1.4
Total	1.4	6.5	7.9

(1)	The number of commercial properties located in Hawaii by island are as follows: Oahu (9), Maui (8), Kauai (4), and Big Island of Hawaii (1).

(2)	The number of commercial properties located on the Mainland are as follows: California (6), Texas (5), Colorado (3), Utah (3), Arizona (2), Washington (2), Nevada (1), and Georgia (1).

(a)           Hawaii Commercial Properties

A&B’s Hawaii commercial properties portfolio consists of retail, office and industrial properties, comprising approximately 1.4 million square feet of gross leasable area as of December 31, 2012. Most of the commercial properties are located on Maui and Oahu, with smaller holdings in the area of Port Allen, on Kauai, and Kona, on the island of Hawaii. The average occupancy for the Hawaii portfolio was 92 percent in 2012, versus 91 percent in 2011. Higher occupancy was primarily due to improved occupancy at the 238,300 square-foot Komohana Industrial Park on Oahu. In June 2012, A&B acquired a three-acre parcel on Oahu within the Gateway at Mililani Mauka South shopping center, including two fully-leased 18,700 square-foot office buildings, and land with future development potential of an additional 20,000 square feet of leasable space. In January 2013, A&B acquired the 170,300 square-foot Waianae Mall, located on Oahu’s west shore.

The primary Hawaii commercial properties owned as of year-end 2012 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Komohana Industrial Park	Kapolei, Oahu	Industrial	238,300
Maui Mall	Kahului, Maui	Retail	185,700
Waipio Industrial	Waipahu, Oahu	Industrial	158,400
Kaneohe Bay Shopping Center	Kaneohe, Oahu	Retail	123,900
Waipio Shopping Center	Waipahu, Oahu	Retail	113,800
P&L Building	Kahului, Maui	Industrial	104,100
Lanihau Marketplace	Kailua-Kona, Hawaii	Retail	88,300
Port Allen (4 buildings)	Port Allen, Kauai	Industrial/Retail	87,500
Kunia Shopping Center	Waipahu, Oahu	Retail	60,400
Kahului Office Building	Kahului, Maui	Office	58,300
Lahaina Square	Lahaina, Maui	Retail	50,200
Kahului Shopping Center	Kahului, Maui	Retail	46,400
Kahului Office Center	Kahului, Maui	Office	32,900
Stangenwald Building	Honolulu, Oahu	Office	27,100
Judd Building	Honolulu, Oahu	Office	20,300
Gateway at Mililani Mauka South	Mililani, Oahu	Office	18,700
Maui Clinic Building	Kahului, Maui	Office	16,700
Lono Center	Kahului, Maui	Office	13,400
Gateway at Mililani Mauka	Mililani, Oahu	Retail	5,900

 (b)           U.S. Mainland Commercial Properties

On the Mainland, A&B owns a portfolio of commercial properties, acquired primarily by way of tax-deferred exchanges under Internal Revenue Code Section 1031. A&B’s Mainland commercial properties portfolio consists of retail, office and industrial properties, comprising approximately 6.5 million square feet of leasable space as of December 31, 2012. A&B’s Mainland commercial properties’ occupancy rate was 93 percent compared to 92 percent in 2011. Although there is some improvement in the leasing environment in certain Mainland markets, rents in most markets, while showing improvement over 2011, remain below 2007 levels.

In 2012, A&B completed the sales of the 28,100 square-foot Firestone Boulevard Building, an industrial property in California. In January 2013, A&B sold the 119,500 square-foot Northpoint property, an industrial property in California.

A&B’s mainland commercial properties owned as of year-end 2012 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Heritage Business Park	Dallas, TX	Industrial	1,316,400
Savannah Logistics Park	Savannah, GA	Industrial	1,035,700
Midstate 99 Distribution Center	Visalia, CA	Industrial	789,100
Sparks Business Center	Sparks, NV	Industrial	396,100
Republic Distribution Center	Pasadena, TX	Industrial	312,500
Activity Distribution Center	San Diego, CA	Industrial	252,300
Centennial Plaza	Salt Lake City, UT	Industrial	244,000
Meadows on the Parkway	Boulder, CO	Retail	216,500
1800 and 1820 Preston Park	Plano, TX	Office	198,700
Ninigret Office Park X and XI	Salt Lake City, UT	Office	185,500
San Pedro Plaza	San Antonio, TX	Office/Retail	172,000
Rancho Temecula Town Center	Temecula, CA	Retail	165,600
2868 Prospect Park	Sacramento, CA	Office	162,900
Issaquah Office Center	Issaquah, WA	Office	146,900
Little Cottonwood Center	Sandy, UT	Retail	141,600
Concorde Commerce Center	Phoenix, AZ	Office	137,500
Deer Valley Financial Center	Phoenix, AZ	Office	126,600
Northpoint Industrial	Fullerton, CA	Industrial	119,500
Broadlands Marketplace	Broomfield, CO	Retail	103,900
Union Bank	Everett, WA	Office	84,000
2890 Gateway Oaks	Sacramento, CA	Office	58,700
Wilshire Shopping Center	Greeley, CO	Retail	46,500
Royal MacArthur Center	Dallas, TX	Retail	44,200

The Company’s schedule of lease expirations for its Hawaii and U.S. Mainland commercial portfolio is as follows:

Year of expiration	Number of leases	Sq. ft. of expiring leases	Percentage of total leased GLA(1)	Annual gross rent expiring(2) ($ in millions)	Percentage of total annual gross rent(2)
2013	109	699,317	9.9%	7.4	10.5%
2014	111	477,349	6.7%	6.9	9.8%
2015	129	1,197,584	16.9%	12.3	17.7%
2016	78	974,963	13.8%	10.6	15.1%
2017	72	2,007,353	28.3%	14.8	21.2%
2018	26	469,888	6.6%	3.7	5.2%
2019	9	125,870	1.8%	2.0	2.8%
2020	15	197,154	2.8%	2.9	4.2%
2021	6	161,607	2.3%	1.5	2.2%
2022	11	97,839	1.4%	2.0	2.8%
2023	4	20,861	0.3%	0.4	0.6%
Thereafter	21	652,965	9.2%	5.5	7.9%
Total	591	7,082,750	100.0%	70.0	100.0%

(1)	Gross leasable area

(2)	Annual gross rent means the annualized base rent amounts of expiring leases and includes improved properties only.

C.           Agribusiness

(1)           Production

A&B has been engaged in the production of cane sugar in Hawaii since 1870. A&B’s current agribusiness and related operations consist of: (1) a sugar plantation on the island of Maui, operated by its Hawaiian Commercial & Sugar Company (“HC&S”) division, (2) renewable energy operations on the island of Kauai, operated by its McBryde Resources, Inc. (“McBryde”) subsidiary, (3) its Kahului Trucking & Storage, Inc. (“KT&S”) and Kauai Commercial Company, Incorporated (“KCC”) subsidiaries, which provide several types of trucking services, including sugar and molasses hauling on Maui, mobile equipment maintenance and repair services on Maui, Kauai, and the Big Island, and self-service storage facilities on Maui and Kauai, and (4) Hawaiian Sugar & Transportation Cooperative (“HS&TC”), an agricultural cooperative that provides raw sugar marketing and transportation services solely to HC&S. HS&TC owns the MV Moku Pahu, a Jones Act qualified integrated tug barge bulk dry carrier, which is used to transport raw sugar from Hawaii to the U.S. West Coast and coal from the U.S. West Coast to Hawaii.

HC&S is Hawaii’s only producer of raw sugar, producing approximately 178,300 tons of raw sugar in 2012 (compared with 182,800 tons in 2011). The primary reasons for the decrease in production were lower yields on the plantation due to an increase in fields harvested as green cane, which suppresses yields, and drier conditions resulting in lower water deliveries to the crop. HC&S harvested 15,900 acres of sugar cane in 2012 (compared with 15,063 in 2011). Yields averaged 11.3 tons of sugar per acre in 2012 (compared to 12.1 in 2011). As a by-product of sugar production, HC&S also produced approximately 50,500 tons of molasses in 2012 (compared to 53,100 in 2011).

In 2012, approximately 15,600 tons of sugar (compared to 18,700 tons in 2011) were processed by HC&S into specialty food-grade sugars under HC&S’s Maui Brand® trademark or repackaged by distributors under their own labels. This decrease in production was due to planned lower levels to meet customer commitment levels and limited availability of the highest quality syrup to process the specialty sugars.

HC&S and McBryde produce electricity for internal use and for sale to the local electric utility companies. HC&S’s power is produced by burning bagasse (the residual fiber of the sugar cane plant), by hydroelectric power generation and, when necessary, by burning fossil fuels. McBryde produces power through hydroelectric and solar generation. The price for the power sold by HC&S is equal to the utility companies’ “avoided cost” of not producing such power themselves. In addition, HC&S receives a capacity payment to provide a guaranteed power generation capacity to the local utility. The price for the power sold by McBryde is based on fixed prices that vary along a sliding scale tied to volume. See “Energy” below for power production and sales data.

(2)           Marketing of Sugar

Approximately 90 percent of the bulk raw sugar produced by HC&S in 2012 was purchased by C&H Sugar Company, Inc. (“C&H”). C&H processes the raw cane sugar at its refinery at Crockett, California and markets the refined products primarily in the western and central United States.

The remaining 10 percent of the raw sugar was used by HC&S to produce specialty food-grade sugars, which are sold by HC&S to food and beverage producers and to retail stores under its Maui Brand® label, and to distributors that repackage the sugars under their own labels. HC&S’s largest food-grade sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S’s turbinado sugar for their “Sugar in the Raw” product line.

HS&TC, a sugar grower cooperative in Hawaii (of which HC&S is the member), has a supply contract with C&H ending in December 2014. Pursuant to the supply contract, the cooperative sells raw sugar to C&H at a price equal to the New York No. 16 Contract settlement price, less a volume-based discount.

(3)           Sugar Competition and Legislation

 Hawaii has traditionally produced more sugar per acre than most other major producing areas of the world, but that advantage is offset by Hawaii’s high labor costs and the distance to the Mainland market. Hawaiian refined sugar is marketed primarily west of Chicago, Illinois. The region near Chicago is also the largest beet sugar growing and processing area and, as a result, the only market area in the United States that produces more sugar than it consumes. Sugar from sugar beets is the greatest source of competition in the refined sugar market for the Hawaiian sugar industry.

The U.S. Congress historically has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices. The current legislation is the Food Conservation and Energy Act of 2008, which was set to expire on December 31, 2012 (“2008 Farm Bill”), but was extended one year during the national “fiscal cliff” negotiations. The two main elements of U.S. sugar policy are the tariff-rate quota (“TRQ”) import system and the price support loan program. The TRQ system limits imports from countries other than Canada and Mexico by allowing only a quota amount to enter the U.S. after payment of a relatively low tariff. A higher, over-quota tariff is imposed for imported quantities above the quota amount. Also, a new but limited sucrose ethanol program was added in 2008, which allows sugar to be diverted into ethanol production when the market is deemed to be oversupplied.

The 2008 Farm Bill reauthorized the sugar price support loan program, which supports the U.S. price of sugar by providing for commodity-secured loans to producers. A loan rate (support price) of 18.50 cents per pound (“¢/lb”) for raw cane sugar was in effect for the 2010 and 2011 crops. The loan rate increases to 18.75 ¢/lb for the 2012 and 2013 crops (the last year of the bill). The U.S. rates are adjusted by region to reflect the cost of transportation. The 2012 adjusted crop loan rate in Hawaii is 17.57¢/lb. A&B does not currently participate in the sugar price support loan program.

In 2005, the U.S. approved a trade pact with Central America and the Dominican Republic, known as the Central America-Dominican Republic-United States Free Trade Agreement. In 2006, the first year of the agreement, additional sugar market access for participating countries amounted to about 1.2 percent of current U.S. sugar consumption (107,000 metric tons), which will grow to about 1.7 percent (151,000 metric tons) in its fifteenth year.

Implementation of the North American Free Trade Agreement (NAFTA) began in 1994. This agreement removed most barriers to trade and investment among the U.S., Canada and Mexico. Under NAFTA, all non-tariff barriers to agricultural trade between the U.S. and Mexico were eliminated. In addition, many tariffs were eliminated immediately or phased out. Starting in 2008, Mexico was permitted to ship an unlimited quantity of sugar duty-free to the U.S. each year.

U.S. raw sugar prices remained relatively stable and flat for over thirty years. The full implementation of NAFTA in 2008, which unified the U.S. and Mexican sugar markets, increased price volatility. In 2009, a tight NAFTA supply/demand outlook and a soaring world raw sugar market combined to push U.S. raw sugar prices to 29-year highs. Prices have since steadily declined in 2012 due to a recent NAFTA and world market surplus. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York No. 16 Contract settlement price for domestic raw sugar, is shown below (not adjusted for inflation):

(4)           Land Designations and Water

The HC&S sugar plantation, the only remaining sugar plantation in Hawaii, consists of 43,300 acres, with approximately 36,000 acres under active sugar cane cultivation.

On Kauai, approximately 3,000 acres are cultivated in coffee by Massimo Zanetti Beverage USA, Inc., which leases the land from A&B. Additional acreage is cultivated in seed corn and used for pasture purposes.

The Hawaii Legislature, in 2005, passed Important Agricultural Lands (“IAL”) legislation to fulfill the state constitutional mandate to protect agricultural lands, promote diversified agriculture, increase the state’s agricultural self-sufficiency, and assure the availability of agriculturally suitable lands. In 2008, the Legislature passed a package of incentives, which is necessary to trigger the IAL system of land designation. In 2009, A&B received approval from the State Land Use Commission for the designation of over 27,000 acres on Maui and over 3,700 acres on Kauai as IAL. These designations were the result of voluntary petitions filed by A&B.

It is crucial for HC&S to have access to reliable sources of water supply and efficient irrigation systems. HC&S conserves water by using “drip” irrigation systems that distribute water to the roots through small holes in plastic tubes. All but a small area of the cultivated cane land farmed by HC&S is drip irrigated.

A&B owns 16,000 acres of watershed lands in East Maui, which supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the last ten years have supplied approximately 58 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. A&B also holds rights to an irrigation system in West Maui, which provided approximately 14 percent of the irrigation water used by HC&S over the last ten years. For information regarding legal proceedings involving A&B’s irrigation systems, see “Legal Proceedings” below.

(5)           Energy

As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses coal, diesel, fuel oil, and recycled motor oil to generate power during factory shutdown periods when bagasse is not being produced or during periods when bagasse is not produced in sufficient quantities. HC&S also generates a limited amount of hydroelectric power. To the extent it is not used in A&B’s factory and farming operations, HC&S sells electricity. In 2012, HC&S produced and sold, respectively, approximately 182,100 megawatt hours (MWH) and 58,200 MWH of electric power (compared with 191,300 MWH produced and 64,900 MWH sold in 2011). The decrease in power sold was due to increased power used for irrigation pumps to improve soil moisture levels and yields and mechanical problems with one of the boilers at HC&S in the first half of 2012. Hydroelectric generation was depressed during the year due to extended drought conditions on Maui. HC&S’s use of oil in 2012 of 17,600,barrels was 81 percent more than the 9,700 barrels used in 2011. Coal used for power generation was 51,000 short tons, about 7,600 tons less than that used in 2011. Less coal was required because of the higher bagasse production from the fields, lower power deliveries described above, and the higher oil consumption.

In 2012, McBryde produced approximately 30,500 MWH of hydroelectric power (compared with approximately 29,800 MWH in 2011). To the extent it is not used in A&B-related operations, McBryde sells electricity to Kauai Island Utility Cooperative (“KIUC”). Power sales in 2012 amounted to approximately 24,100 MWH (compared with 22,100 MWH in 2011). In December 2012, McBryde placed into service a 6 MW photovoltaic solar power generation facility. The Company expects to sell approximately 10,000 MWH of solar power per annum to KIUC.

Employees and Labor Relations

As of December 31, 2012, A&B and its subsidiaries had 946 regular full-time employees. The Agribusiness segment employed 846 regular full-time employees, the real estate segment employed 43 regular full-time employees, and the remaining employees were employed in administration. Approximately 73 percent were covered by collective bargaining agreements with unions.

Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”). The agreements with the HC&S production unit employees and clerical and technical employees bargaining units cover approximately 640 workers and expire on January 31, 2014. The bargaining unit employees at KT&S also are covered by two collective bargaining agreements with the ILWU. The bulk sugar employees’ agreement expires on June 30, 2014 and the agreement with all other employees expires on March 31, 2015. There are two collective bargaining agreements with Kauai Commercial Company employees represented by the ILWU. These agreements expired on February 28, 2013, with renegotiations underway.

Available Information

A&B files reports with the Securities and Exchange Commission (the “SEC”).  The reports and other information filed include: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and information filed under the Securities Exchange Act of 1934 (the “Exchange Act”).

The public may read and copy any materials A&B files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding A&B and other issuers that file electronically with the SEC.  The address of that website is www.sec.gov.

A&B makes available, free of charge on or through its Internet website, A&B’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  The address of A&B’s Internet website is www.alexanderbaldwin.com.

ITEM 1A.  RISK FACTORS

A&B’s business and its common stock are subject to a number of risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K and the Company’s filings with the U.S. Securities and Exchange Commission. Based on information currently known, A&B believes that the following information identifies the most significant risk factors affecting A&B’s business and its common stock. However, the risks and uncertainties faced by A&B are not limited to those described below, nor are they listed in order of significance. Additional risks and uncertainties not presently known to A&B or that it currently believes to be immaterial may also materially adversely affect A&B’s business, liquidity, financial condition, results of operation and cash flows. This Form 10-K also contains forward-looking statements that involve risks and uncertainties.

If any of the following events occur, A&B’s business, liquidity, financial condition, results of operations, and cash flows could be materially adversely affected, and the trading price of A&B common stock could materially decline.

Risks Relating to A&B’s Business

Changes in economic conditions that result in a decrease in consumer confidence or market demand for A&B’s real estate assets in Hawaii and the Mainland may adversely affect A&B’s financial position, results of operations, liquidity, or cash flows.

A weakening of economic drivers in Hawaii, which include tourism, military spending, construction starts, personal income growth, and employment, or the weakening of consumer confidence, market demand, or economic conditions the Mainland, may adversely affect the demand for or sale of Hawaii real estate and the level of real estate leasing activity in Hawaii and on the Mainland.

A&B may face new or increased competition.

There are numerous other developers, buyers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with A&B for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers for properties. Increased vacancies, decreased rents, sales prices or sales volume, or lack of development opportunities may lead to a deterioration in results from A&B’s real estate businesses.

A&B may face potential difficulties in obtaining operating and development capital.

The successful execution of A&B’s strategy requires substantial amounts of operating and development capital both initially and over time. Sources of such capital could include banks, life insurance companies, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint venture partners. If A&B’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, the cost to borrow may increase, or A&B may not be able to refinance debt at the same levels or on the same terms. Because A&B will rely on its ability to obtain and draw on a revolving credit facility to support its operations, any volatility in the credit and financial markets or deterioration in A&B’s credit profile that prevents A&B from accessing funds could have an adverse effect on A&B’s financial condition and cash flows. There is no assurance that any capital will be available on terms acceptable to A&B or at all in order to satisfy A&B’s short or long-term cash needs.

A&B may increase its debt level or raise additional capital in the future, which could affect its financial health and may decrease its profitability.

To execute its business strategy, A&B may require additional capital. If A&B incurs additional debt or raises equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of A&B common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on A&B’s operations than currently in place. If A&B issues additional common equity, either through public or private offerings or rights offerings, your percentage ownership in A&B would decline if you do not participate on a ratable basis. If A&B is unable to raise additional capital when required, it could affect A&B’s liquidity, financial condition, results of operations and cash flows.

Failure to comply with certain restrictive financial covenants contained in A&B’s credit facilities could impose restrictions on A&B’s business segments, capital availability, the ability to pursue other activities or otherwise adversely affect A&B.

A&B’s credit facilities contain certain restrictive financial covenants. If A&B breaches any of the covenants and such breach is not cured timely or waived by the lenders, and results in default, A&B’s access to credit may be limited or terminated and the lenders could declare any outstanding amounts immediately due and payable.

A rapid increase in interest rates may increase A&B’s overall interest rate expense.

A rapid increase in interest rates could have an immediate adverse impact on A&B due to its outstanding floating-rate debt. In the event of an increase in interest rates, A&B may be unable to refinance maturing debt with new debt at equal or better interest rates.

A&B’s significant operating agreements and leases could be replaced on less favorable terms or may not be replaced.

The significant operating agreements and leases of A&B in its various businesses expire at various points in the future and may not be replaced or could be replaced on less favorable terms, thereby adversely affecting A&B’s future financial position, results of operations and cash flows.

An increase in fuel prices may adversely affect A&B’s profits.

Fuel prices are a significant factor that has a direct impact on the health of the Hawaii economy. The price and supply of fuel are unpredictable and fluctuate based on events beyond A&B’s control. Increases in the price of fuel may result in higher transportation costs to Hawaii and adversely affect visitor counts and the cost to ship goods into Hawaii, thereby affecting the strength of the Hawaii economy and its consumers. Increases in fuel costs also can lead to other direct expense increases to A&B through, for example, increased costs of energy and petroleum-based raw materials. Increases in energy costs for A&B’s leased real estate portfolio are typically recovered from lessees, although A&B’s share of energy costs increases as a result of lower occupancies, and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices also may increase the cost of construction, including delivery costs to Hawaii, and the cost of materials that are petroleum-based, thus affecting A&B’s real estate development projects. Finally, rising fuel prices will impact the cost of producing and transporting sugar.

Noncompliance with, or changes to, federal, state or local law or regulations, including passage of climate change legislation or regulation, may adversely affect A&B’s business.

A&B is subject to federal, state and local laws and regulations, including government rate regulations, land use regulations, tax regulations and federal government administration of the U.S. sugar program. Noncompliance with, or changes to, the laws and regulations governing A&B’s business could impose significant additional costs on A&B and adversely affect A&B’s financial condition and results of operations. For example, the real estate segments are subject to numerous federal, state and local laws and regulations, which, if changed, or not complied with may adversely affect A&B’s business. The Agribusiness segment is subject to the federal government’s administration of the U.S. sugar program, such as the 2008 Farm Bill, and the Hawaii Public Utilities Commission’s regulation of agreements between A&B and Hawaii’s utilities regarding the sale of electric power. Further changes to these laws and regulations could adversely affect A&B. Climate change legislation, such as limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits, if enacted, may have an adverse effect on A&B’s business.

Work stoppages or other labor disruptions by the unionized employees of A&B or other companies in related industries may adversely affect A&B’s operations.

As of December 31, 2012, A&B had 946 regular full-time employees, of which approximately 73 percent were covered by collective bargaining agreements with unions. A&B’s Real Estate and Agribusiness segments may be adversely affected by actions taken by employees of A&B or other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of the failure of A&B or other companies in its industry to negotiate collective bargaining agreements with such unions successfully. For example, in its Real Estate Sales segment, A&B may be unable to complete construction of its projects if building materials or labor are unavailable due to labor disruptions in the relevant trade groups.

The loss of or damage to key vendor and customer relationships may adversely affect A&B’s business.

A&B’s business is dependent on its relationships with key vendors, customers and tenants. For example, in A&B’s Agribusiness segment, HC&S’s relationship with C&H Sugar Company, Inc., the primary buyer of HC&S’s raw sugar, is critical. The loss of or damage to any of these key relationships may affect A&B’s business adversely.

Interruption or failure of A&B’s information technology and communications systems could impair A&B’s ability to operate and adversely affect its business.

A&B is highly dependent on information technology systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. A&B may experience failures caused by the occurrence of a natural disaster, or other unanticipated problems at A&B’s facilities. Any failure of A&B’s systems could result in interruptions in its service or production, reductions in its revenue and profits and damage to its reputation.

A&B is susceptible to weather and natural disasters.

A&B’s real estate operations are vulnerable to natural disasters, such as hurricanes, earthquakes, tsunamis, floods, fires, tornados and unusually heavy or prolonged rain, which could damage its real estate holdings and which could result in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, and could have an adverse effect on its ability to develop, lease and sell properties. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of owning or developing, A&B’s properties.

For the Agribusiness segment, drought, greater than normal rainfall, hurricanes, low-wind conditions, earthquakes, tsunamis, floods, fires, other natural disasters or agricultural pestilence may have an adverse effect on the sugar planting, harvesting and production, electricity generation and sales, and the Agribusiness segment’s facilities, including dams and reservoirs.

A&B maintains casualty insurance under policies it believes to be adequate and appropriate. These policies are generally subject to large retentions and deductibles. Some types of losses, such as losses resulting from physical damage to dams or crop damage, generally are not insured. In some cases A&B retains the entire risk of loss because it is not economically prudent to purchase insurance coverage or because of the perceived remoteness of the risk. Other risks are uninsured because insurance coverage may not be commercially available. Finally, A&B retains all risk of loss that exceeds the limits of its insurance.

Heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism and other acts of violence may adversely impact A&B’s operations and profitability.

War, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawaii, thereby adversely affecting Hawaii’s economy and A&B. Additionally, future terrorist attacks could increase the volatility in the U.S. and worldwide financial markets.

Loss of A&B’s key personnel could adversely affect its business.

A&B’s future success will depend, in significant part, upon the continued services of its key personnel, including its senior management and skilled employees. The loss of the services of key personnel could adversely affect its future operating results because of such employee’s experience and knowledge of its business and customer relationships. If key employees depart, A&B may have to incur significant costs to replace them, and A&B’s ability to execute its business model could be impaired if it cannot replace them in a timely manner. A&B does not expect to maintain key person insurance on any of its key personnel.

A&B is subject to, and may in the future be subject to, disputes, legal or other proceedings, or government inquiries or investigations, that could have an adverse effect on A&B.

The nature of A&B’s business exposes it to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to labor and employment matters, personal injury and property damage, environmental matters, construction litigation, and other matters, as discussed in the other risk factors disclosed in this section. These disputes, individually or collectively, could harm A&B’s business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by A&B, which could have an adverse effect on A&B’s future operating results, including profitability, cash flows, and financial condition. For more information, see Item 3 entitled “Legal Proceedings.” As a real estate developer, A&B may face warranty and construction defect claims, as described below under “—Risks Related to A&B’s Real Estate Segments.”

Changes in the value of pension assets, or a change in pension law or key assumptions, may adversely affect A&B’s financial performance.

The amount of A&B’s employee pension and postretirement benefit costs and obligations are calculated on assumptions used in the relevant actuarial calculations. Adverse changes in any of these assumptions due to economic or other factors, changes in discount rates, higher health care costs, or lower actual or expected returns on plan assets, may adversely affect A&B’s operating results, cash flows, and financial condition. In addition, a change in federal law, including changes to the Employee Retirement Income Security Act and Pension Benefit Guaranty Corporation premiums, may adversely affect A&B’s single-employer pension plans and plan funding. These factors, as well as a decline in the fair value of pension plan assets, may put upward pressure on the cost of providing pension and medical benefits and may increase future pension expense and required funding contributions. Although A&B has actively sought to control increases in these costs, there can be no assurance that it will be successful in limiting future cost and expense increases, and continued upward pressure in costs and expenses could further reduce the profitability of A&B’s businesses.

Risks Relating to A&B’s Real Estate Segments

A&B is subject to risks associated with real estate construction and development.

A&B’s development projects are subject to risks relating to A&B’s ability to complete its projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include, but are not limited to:

•	an inability of A&B or buyers to secure sufficient financing or insurance on favorable terms, or at all;

•	construction delays, defects, or cost overruns, which may increase project development costs;

•	an increase in commodity or construction costs, including labor costs;

•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;

•	an inability to obtain, or significant delay in obtaining, zoning, construction, occupancy and other required governmental permits and authorizations;

•
difficulty in complying with local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities, affordable housing, and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats;

•	an inability to have access to sufficient and reliable sources of water or to secure water service or meters for its projects;

•	an inability to secure tenants or buyers necessary to support the project or maintain compliance with debt covenants;

•	failure to achieve or sustain anticipated occupancy or sales levels;

•	buyer defaults, including defaults under executed or binding contracts;

•	condemnation of all or parts of development or operating properties, which could adversely affect the value or viability of such projects; and

•	an inability to sell A&B’s constructed inventory.

Any of these risks has the potential to adversely affect A&B’s operating results.

The reduction in availability of mortgage financing may adversely affect A&B’s real estate business.

As a result of the financial crisis of 2008 - 2009, the financial industry experienced significant instability due to, among other things, declining property values and increasing defaults on loans. This led to tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Fewer loan products and strict loan qualifications make it more difficult for borrowers to finance the purchase of units in A&B’s projects. Additionally, the stringent requirements to obtain financing for buyers of commercial properties make it significantly more difficult for A&B to sell commercial properties and may negatively impact the sales prices and other terms of such sales. The stringent credit environment may also impact A&B in other ways, including the credit or solvency of customers, vendors, tenants, or joint venture partners, and the ability of partners to fund their financial obligations to joint ventures.

A decline in leasing rental income could adversely affect A&B.

A&B owns a portfolio of commercial income properties. Factors that may adversely affect the portfolio’s profitability include, but are not limited to:

•	a significant number of A&B’s tenants are unable to meet their obligations;

•	increases in non-recoverable operating and ownership costs;

•	A&B is unable to lease space at its properties when the space becomes available;

•	the rental rates upon a renewal or a new lease are significantly lower than prior rents or do not increase sufficiently to cover increases in operating and ownership costs;

•	the providing of lease concessions, such as free or discounted rents and tenant improvement allowances; and

•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues at the property.

The bankruptcy of key tenants may adversely affect A&B’s revenues and profitability.

A&B may derive significant revenues and earnings from certain key tenants. If one or more of these tenants declare bankruptcy or voluntarily vacates from the leased premise and A&B is unable to re-lease such space or to re-lease it on comparable or more favorable terms, A&B’s liquidity, financial position, results of operations and cash flows may be adversely impacted. Additionally, A&B’s results of operations may be further adversely impacted by an impairment or “write-down” of intangible assets, such as lease-in-place value or a deferred asset related to straight-line lease rent, associated with a tenant bankruptcy or vacancy.

Governmental entities have adopted or may adopt regulatory requirements that may restrict A&B’s development activity.

A&B is subject to extensive and complex laws and regulations that affect the land development process, including laws and regulations related to zoning and permitted land uses. Government entities have adopted or may approve regulations or laws that could negatively impact the availability of land and development opportunities within those areas. It is possible that increasingly stringent requirements will be imposed on developers in the future that could adversely affect A&B’s ability to develop projects in the affected markets or could require that A&B satisfy additional administrative and regulatory requirements, which could delay development progress or increase the development costs to A&B. Any such delays or costs could have an adverse effect on A&B’s revenues, earnings and cash flows.

Real estate development projects are subject to warranty and construction defect claims in the ordinary course of business that can be significant.

As a developer, A&B is subject to warranty and construction defect claims arising in the ordinary course of business. The amounts payable under these claims, both in legal fees and remedying any construction defects, can be significant and exceed the profits made from the project. As a consequence, A&B may maintain liability insurance, obtain indemnities and certificates of insurance from contractors generally covering claims related to workmanship and materials, and create warranty and other reserves for projects based on historical experience and qualitative risks associated with the type of project built. Because of the uncertainties inherent to these matters, A&B cannot provide any assurance that its insurance coverage, contractor arrangements and reserves will be adequate to address some or all of A&B’s warranty and construction defect claims in the future. For example, contractual indemnities may be difficult to enforce, A&B may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered and the availability of liability insurance for construction defects could be limited or costly. Accordingly, A&B cannot provide any assurance that such coverage will be adequate, available at an acceptable cost, or available at all.

A&B is involved in joint ventures and is subject to risks associated with joint venture relationships.

A&B is involved in joint venture relationships, and may initiate future joint venture projects. A joint venture involves certain risks such as, among others:

•	A&B may not have voting control over the joint venture;

•	A&B may not be able to maintain good relationships with its venture partners;

•	the venture partner at any time may have economic or business interests that are inconsistent with A&B’s economic or business interests;

•
the venture partner may fail to fund its share of capital for operations and development activities, or to fulfill its other commitments, including providing accurate and timely accounting and financial information to A&B;

•	the joint venture or venture partner could lose key personnel; and

•
the venture partner could become insolvent, requiring A&B to assume all risks and capital requirements related to the joint venture project, and any resulting bankruptcy proceedings could have an adverse impact on the operation of the project or the joint venture.

In connection with its real estate joint ventures, A&B may be asked to guarantee completion of a joint venture’s construction and development of a project, to guarantee joint venture indebtedness, or to indemnify a third party serving as surety for a joint venture’s bonds for such completion. If A&B were to agree to become obligated to perform under such arrangements, A&B may be adversely affected.

A&B’s financial results are significantly influenced by the economic growth and strength of Hawaii.

Virtually all of A&B’s real estate development activity is conducted in Hawaii. Consequently, the growth and strength of Hawaii’s economy has a significant impact on the demand for A&B’s real estate development projects. As a result, any adverse change to the growth or health of Hawaii’s economy could adversely affect A&B’s financial condition and results of operations.

The value of A&B’s development projects and its commercial properties are affected by a number of factors.

The Company has significant investments in various commercial real estate properties, development projects, and joint venture investments. For example, the Company has invested more than $250 million in its Kukui’ula joint venture, including the value of the land. Further weakness in the real estate sector, difficulty in obtaining or renewing project-level financing, and changes in A&B’s investment and development strategy, among other factors, may affect the fair value of these real estate assets owned by A&B or by its joint ventures. If the fair value of A&B’s joint venture development projects were to decline below the carrying value of those assets, and that decline was other-than-temporary, A&B would be required to recognize an impairment loss. Additionally, if the undiscounted cash flows of its commercial properties or development projects were to decline below the carrying value of those assets, A&B would be required to recognize an impairment loss if the fair value of those assets were below their carrying value. Such impairment losses would have an adverse effect on A&B’s financial position and results of operations.

Risks Relating to A&B’s Agribusiness Segment

The lack of water for agricultural irrigation could adversely affect A&B.

It is crucial for A&B’s Agribusiness segment to have access to reliable sources of water for the irrigation of sugar cane. As further described in “Legal Proceedings,” there are regulatory and legal challenges to A&B’s ability to divert water from streams in Maui. In addition, A&B’s access to water is subject to weather patterns that cannot be reliably predicted. If A&B is limited in its ability to divert stream waters for its use or there is insufficient rainfall on an extended basis, it would have an adverse effect on A&B’s sugar operations, including possible cessation of operations, and energy production.

Low raw sugar prices will adversely affect A&B’s business.

The business and results of operations of A&B’s Agribusiness segment are substantially affected by market factors, particularly the domestic prices for raw cane sugar. These market factors are influenced by a variety of forces, including prices of competing crops and suppliers, weather conditions, and United States farm and trade policies. A&B has forward priced approximately 78 percent of its 2013 crop at favorable levels. However, sugar prices have since declined below 25 cents a pound. If the price for sugar does not recover before A&B is required to price its remaining sugar deliveries in the medium- to long-term, A&B’s Agribusiness segment would be adversely affected, including possible cessation of operations.

A&B is subject to risks associated with raw sugar production.

A&B’s production of raw sugar is subject to numerous risks that could adversely affect the volume and quality of sugar produced.  Any of these risks has the potential to adversely affect A&B’s sugar operations, including possible cessation of operations.  These risks include, but are not limited to:

•	equipment accidents or failures in the factory or the power plant, particularly where equipment is old and difficult to repair or replace;

•	government restrictions on farming practices, including cane burning;

•	loss of A&B’s major customer;

•	weather and natural disasters;

•	increases in costs, including, but not limited to fuel, fertilizer, herbicide, and drip tubing;

•	labor, including labor availability (see risk factor above regarding labor disruptions) and loss of qualified personnel;

•	lack of demand for A&B’s production;

•	disease;

•	uncontrolled fires, including arson;

•	and weed control.

A&B’s power sales contracts could be replaced on less favorable terms or may not be replaced.

A&B’s power sales contracts expire at various points in the future and may not be replaced or could be replaced on less favorable terms, which could adversely affect A&B’s agribusiness operations. Recently, the State of Hawaii has approved power sales contracts with third parties that use a fixed price, rather than an avoided cost formula. Such a change in A&B's power sales contracts may adversely affect power revenue and provide less protection against internal power generation costs in a rising oil price market.

The market for power sales in Hawaii is limited.

The power distribution systems in Hawaii are small and island-specific; currently, there is no ability to move power generated on one island to any other island. In addition, Hawaii law limits the ability of independent power producers, such as A&B’s agribusiness operations, to sell their output to firms other than the respective utilities on each island, without themselves becoming utilities and subject to the State’s Public Utilities Commission (PUC) regulation. Further, any sales of electricity by A&B to the utilities on each island are subject to the approval of the PUC. Unlike some areas in the Mainland, Hawaii’s independent power producers have no ability to use utility infrastructure to transfer power to other locations.

A&B has limited options for carriage of sugar to domestic markets.

In order to directly ship bulk or partially processed food-grade sugar from Maui to markets on the U.S. West coast, or any alternate U.S. domestic port, A&B must utilize vessels that are subject to the restrictions delineated in Section 27 of the Merchant Marine Act, 1920, commonly referred to as the Jones Act. A&B currently owns a bulk sugar transportation vessel, the MV Moku Pahu, and therefore, A&B itself is also subject to the restrictions of the Jones Act. Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75 percent owned by U.S. citizens. U.S.-flagged vessels are generally required to be maintained at higher standards than foreign-flagged vessels and are supervised by, as well as subject to rigorous inspections by, or on behalf of, the U.S. Coast Guard, which requires appropriate certifications and background checks of the crew members. Because of these restrictions, A&B would have limited options for carriage of sugar to domestic markets if the MV Moku Pahu no longer qualified under the Jones Act or were taken out of service due to its age.

Risks Relating to the Separation

If the Separation were to fail to qualify as tax-free for U.S. federal income tax purposes, then A&B, Matson and the shareholders who received their shares of A&B common stock in the Separation could be subject to significant tax liability or tax indemnity obligations.

Matson received a private letter ruling from the IRS (which we refer to as the IRS Ruling) that, for U.S. federal income tax purposes, (i) certain transactions to be effected in connection with the Separation qualify as a reorganization under Sections 355 and/or 368 of the Internal Revenue Code of 1986, as amended (which we refer to as the Code), or as a complete liquidation under Section 332(a) of the Code and (ii) the Separation qualifies as a transaction under Section 355 of the Code. In addition to obtaining the IRS Ruling, Matson received a tax opinion (which we refer to as the Tax Opinion) from the law firm of Skadden, Arps, Slate, Meagher & Flom LLP (which Tax Opinion relies on the effectiveness of the IRS Ruling) substantially to the effect that, for U.S. federal income tax purposes, the Separation and certain related transactions qualify as a reorganization under Section 368 of the Code.  The IRS Ruling and Tax Opinion rely on certain facts and assumptions, and certain representations from A&B and Matson regarding the past and future conduct of their respective businesses and other matters. Notwithstanding the IRS Ruling and Tax Opinion, the IRS could determine on audit that the Separation and related transactions should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Separation and related transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Separation or if the IRS were to disagree with the conclusions in the Tax Opinion that are not covered by the IRS Ruling. If the Separation and related transactions ultimately were determined to be taxable, the distribution of our stock in the Separation could be treated as taxable for U.S. federal income tax purposes to the shareholders who received their shares of A&B common stock in the Separation, and such shareholders could incur significant U.S. federal income tax liabilities.  In addition, Matson would recognize gain in an amount equal to the excess of the fair market value of the shares of A&B common stock distributed to Matson's shareholders on the Separation date over Matson tax basis in such shares.

In addition, under the terms of the Tax Sharing Agreement that A&B entered into with Matson, A&B also generally is responsible for any taxes imposed on Matson that arise from the failure of the Separation and certain related transactions to qualify as tax-free for U.S. federal income tax purposes within the meaning of Sections 355 and 368 of the Code, to the extent such failure to qualify is attributable to actions, events or transactions relating to A&B’s stock, assets or business, or a breach of the relevant representations or covenants made by A&B and its subsidiaries in the Tax Sharing Agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representation letter provided to counsel in connection with the Tax Opinion.  The amounts of any such taxes could be significant.

A&B is subject to continuing contingent liabilities of Matson following the Separation.

After the Separation, there are several significant areas where the liabilities of Matson may become A&B’s obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Matson consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Separation is severally liable for the U.S. federal income tax liability of the entire Matson consolidated tax reporting group for such taxable period. In connection with the Separation and related transactions, A&B entered into a Tax Sharing Agreement with Matson that allocates the responsibility for prior period taxes of the Matson consolidated tax reporting group between A&B and Matson.  If Matson were unable to pay any prior period taxes for which it is responsible, however, A&B could be required to pay the entire amount of such taxes, and such amounts could be significant.  Other provisions of U.S. federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.

A&B might not be able to engage in desirable strategic transactions and equity issuances following the Separation because of certain restrictions relating to requirements for tax-free distributions.

A&B’s ability to engage in significant equity transactions could be limited or restricted after the Separation in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Separation to Matson. Even if the Separation otherwise qualifies for tax-free treatment under Section 355 of the Code, the Separation may result in corporate-level taxable gain to Matson under Section 355(e) of the Code if 50% or more, by vote or value, of the shares of A&B’s stock or Matson's stock are treated as acquired or issued as part of a plan or series of related transactions that includes the Separation . The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Any acquisitions or issuances of A&B’s stock or Matson's stock within two years after the Separation generally are presumed to be part of such a plan, although A&B or Matson, as applicable, may be able to rebut that presumption.

To preserve the tax-free treatment of the Separation to Matson, under the Tax Sharing Agreement that A&B entered into with Matson, A&B may be prohibited from taking or failing to take certain actions that could prevent the Separation or certain related transactions from being tax-free under the Code. Further, for the two-year period following the Separation, A&B may be prohibited from:

•	issuing equity securities to satisfy financing needs if the equity securities issued would represent a 50% or greater interest in A&B;
•	acquiring businesses or assets with equity securities if the equity securities issued would represent a 50% or greater interest in A&B; or
•	engaging in mergers or asset transfers that could jeopardize the tax-free status of the Separation or certain related transactions.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

A court could require that we assume responsibility for obligations allocated to Matson under the Separation and Distribution Agreement.

Under the Separation and Distribution Agreement entered into with Matson, we and Matson are each responsible for the debts, liabilities and other obligations related to the businesses which each company owns and operates following the consummation of the Separation. A court, however, could disregard the allocation agreed to between the parties in the Separation and Distribution Agreement, and require that we assume responsibility for obligations allocated to Matson, particularly if Matson were to refuse or were unable to pay or perform the allocated obligations.

Potential indemnification liabilities to Matson pursuant to the Separation and Distribution Agreement could materially adversely affect our company.

Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make our company financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation. If we are required to indemnify Matson under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

In connection with the Separation, Matson is required to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Matson's ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the Separation and Distribution Agreement, Matson is required to indemnify us for substantially all liabilities that may exist relating to Matson’s business activities, whether incurred prior to or after the Separation. However, third parties could seek to hold us responsible for any of the liabilities that Matson agrees to retain, and there can be no assurance that the indemnity from Matson will be sufficient to protect us against the full amount of such liabilities, or that Matson will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Matson any amounts for which we are held liable, we may be temporarily required to bear these losses.

The Separation may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws.

The Separation is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (i) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return and (ii) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by us or Matson or any of our respective subsidiaries) may bring a lawsuit alleging that the Separation or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, requiring our shareholders to return to Matson some or all of the shares of our common stock distributed in the distribution.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 3.  LEGAL PROCEEDINGS

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

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 petitions resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party. On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing. On November 17, 2010, the petitioner filed an appeal of the Water Commission’s denial to the Hawaii Intermediate Court of Appeals. On August 31, 2011, the Intermediate Court of Appeals dismissed the petitioner’s appeal. On November 29, 2011, the petitioner appealed the Intermediate Court of Appeals’ dismissal to the Hawaii Supreme Court. On January 11, 2012, the Hawaii Supreme Court vacated the Intermediate Court of Appeals’ dismissal of the petitioner’s appeal and remanded the appeal back to the Intermediate Court of Appeals. On November 30, 2012, the Intermediate Court of Appeals remanded the case back to the Water Commission, ordering the Commission to grant the petitioner’s request for a contested case hearing.

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

In March 2011, the Environmental Protection Agency (“EPA”) published nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which would apply to HC&S’s three boilers at the Puunene Sugar Mill. The EPA subsequently reconsidered the March 2011 rule, and on December 21, 2012, EPA announced that it had finalized a revised Boiler MACT rule; the final rule was published in the Federal Register on January 31, 2013. The effective date of the rule is April 1, 2013, with compliance required by April 1, 2016.

The Company is currently evaluating the final rule and assessing its compliance options.  Based on a preliminary review, EPA has made significant revisions from the March 2011 final rule addressing two of industry’s primary concerns:  technical achievability and compliance time.  As a result, the Puunene Mill boilers are capable of meeting most of the emissions limits specified in the final rule and will not require expensive upgrades to the existing particulate matter controls.  However, the boilers are not currently able to consistently meet new limits on carbon monoxide emissions during bagasse firing.  This is due in large part to the highly variable nature of bagasse fuel. As a result, at minimum improvements to combustion controls and monitoring will be required on all three boilers.

The Company has begun the process of assessing current carbon monoxide emissions during bagasse firing, and will need to complete an engineering evaluation in order to develop a plan for coming into compliance with the new rule.  The compliance deadline for this rule will be three years from the date of publication of the final rule in the Federal Register (i.e., April 1, 2016), with the option for states to grant a one-year extension.  A rough estimate of anticipated compliance costs based on currently available information is in the range of $1 to $5 million. This estimate will be refined as the engineering evaluation proceeds.

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), a wholly-owned subsidiary of the Company, as a defendant. After motions to dismiss the complaint, and amended complaints, certain claims against the defendants remain and McBryde Resources and Alexander & Baldwin, LLC are defending the lawsuit. Discovery is ongoing. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on A&B’s consolidated financial statements as a whole.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to June 29, 2012, A&B’s businesses included Matson Navigation, a wholly owned subsidiary, that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary Holdings. On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock in the Separation. Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company. As of February 15, 2013, there were 2,736 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

The following performance graph compares the monthly dollar change in the cumulative shareholder return on the Company’s common stock since the Separation:

Trading volume averaged 221,420 shares a day in 2012.

The quarterly intra-day high and low sales prices and end of quarter closing prices following Separation, as reported by the New York Stock Exchange, were as follows:

	Market Price
	High	Low	Close
2012
Third Quarter	$36.43	$23.50	$29.53
Fourth Quarter	$30.40	$25.88	$29.37

A&B presently intends to retain future earnings, if any, for attractive investment opportunities and to finance its real estate and agriculture businesses. As a result, A&B does not currently pay any cash dividends.

A&B common stock is included in the Dow Jones U.S. Real Estate Index, the Russell 1000 Index, the Russell 3000 Index, the Dow Jones U.S. Composite Average, and the S&P MidCap 400.

On June 28, 2012, A&B’s Board of Directors authorized A&B to repurchase up to two million shares of its common stock beginning on July 2, 2012. The authorization expires on December 31, 2013. A&B did not repurchase any of its common stock in 2012.

           Securities authorized for issuance under equity compensation plans as of December 31, 2012, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,722,719	$19.41	1,558,616*
Equity compensation plans not approved by security holders	—	—	—
Total	1,722,719	$19.41	1,558,616

*	Under the 2012 Incentive Compensation Plan, 1,558,616 shares may be issued either as restricted stock grants, restricted stock units grants, or stock option grants.

ITEM 6. SELECTED FINANCIAL DATA

The following should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except shareholders of record and per-share amounts):

	2012	2011	2010	2009	2008
Revenue:
Real Estate:
Leasing	$100.6	$99.7	$93.8	$102.5	$107.0
Development and Sales	32.2	59.8	131.0	125.5	350.0
Less amounts reported in discontinued operations1	(10.1)	(49.3)	(128.6)	(137.0)	(164.7)
Agribusiness2	182.3	157.5	165.6	99.6	121.6
Reconciling Items3	(8.3)	—	—	—	—
Total Revenue	$296.7	$267.7	$261.8	190.5	$413.9

Operating Profit:
Real Estate:
Leasing	$41.6	$39.3	$35.3	$43.2	$47.8
Development and Sales4	(4.4)	15.5	50.1	39.1	95.6
Less amounts reported in discontinued operations1	(4.7)	(24.8)	(55.5)	(59.5)	(77.2)
Agribusiness2	20.8	22.2	6.1	(27.8)	(12.9)
Total operating profit (loss)	53.3	52.2	36.0	(5.0)	53.3
Interest expense, net	(14.9)	(17.1)	(17.3)	(17.0)	(12.5)
General corporate expenses	(15.1)	(19.9)	(22.7)	(21.0)	(20.5)
Separation costs	(6.8)	—	—	—	—
Income (loss) from continuing operations before income taxes	16.5	15.2	(4.0)	(43.0)	20.3
Income tax expense (benefit)	(1.2)	6.6	(1.7)	(17.2)	8.1
Income (loss) from continuing operations	17.7	8.6	(2.3)	(25.8)	12.2
Income from discontinued operations	2.8	14.9	35.4	36.7	47.7
Net Income	$20.5	$23.5	$33.1	$10.9	$59.9

1	Prior year amounts restated for amounts treated as discontinued operations.

2	Includes a $4.9 million gain in 2010 related to an agriculture disaster relief payment for drought experienced in prior years and a $5.4 million gain recorded upon consolidation of HS&TC in 2009.

3
Represents the sale of a 286-acre agricultural parcel in the third quarter of 2012 classified as “Gain on sale of agricultural parcel” in the consolidated statements of income, but reflected as revenue for segment reporting purposes.

4
The Real Estate Development and Sales segment includes approximately $(8.3) million, ($7.9) million, $2.0 million, and $9.0 million in equity in (loss) earnings from its various real estate joint ventures for 2012, 2011, 2010, and 2008, respectively. Equity in earnings from joint ventures in 2009 was negligible. Included in operating profit are noncash impairment and equity losses of $9.8 million (Bakersfield joint venture and Santa Barbara real estate project) in 2012 and $6.4 million (Waiawa real estate joint venture) in 2011.

SELECTED FINANCIAL DATA (CONTINUED)

	2012	2011	2010	2009	2008
Identifiable Assets:
Real Estate:
Leasing	$771.3	$772.0	$761.3	$686.9	$621.2
Development and Sales5	504.8	451.5	420.3	349.0	347.4
Agribusiness	149.9	157.8	153.3	169.6	196.2
Other	11.3	5.3	6.6	30.2	10.8
Total assets	$1,437.3	$1,386.6	$1,341.5	$1,235.7	$1,175.6

Capital Expenditures:
Real Estate:
Leasing6	$23.1	43.6	$164.7	$108.8	$100.2
Development and Sales7	—	5.2	0.1	0.1	0.6
Agribusiness8	31.7	10.5	6.8	3.4	15.2
Other	—	—	0.3	0.3	2.7
Total capital expenditures9	$54.8	$59.3	$171.9	$112.6	$118.7

Depreciation and Amortization:
Real Estate:
Leasing1	$22.0	$21.6	$20.3	$19.5	$17.9
Development and Sales	0.2	0.2	0.2	0.3	0.2
Agribusiness	11.6	11.9	12.7	11.9	11.5
Other	1.3	1.1	2.0	3.1	3.2
Total depreciation and amortization	$35.1	$34.8	$35.2	$34.8	$32.8

5
The Real Estate Development and Sales segment includes approximately $319.7 million, $290.1 million, $274.8 million, $193.3 million, and $162.1 million related to its investment in various real estate joint ventures as of December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

6	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows

7
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows and excludes investment in joint ventures classified as Cash Flows from Investing Activities.  Operating cash flows for expenditures related to real estate developments were $37.2  million, $13.8 million, $21.6 million, $6.2 million, and $38.8 million for 2012, 2011, 2010, 2009, and 2008, respectively. Investments in joint ventures were $17.4 million, $27.9 million, $100.5 million, $46.4 million and $40.6 million in 2012, 2011, 2010, 2009, and 2008, respectively.

8	Includes $21.8 million of capital related to the Company’s Port Allen solar project before tax credits.

9
Total capital expenditures for segment disclosure purposes includes tax-deferred property purchases of $9.4 million, $39.1 million, $148.4 million, $94.1 million and $46.1 million for the years ended 2012, 2011, 2010, 2009, and 2008, respectively, that are treated as non-cash transactions, and therefore, not included in Capital Expenditures for properties and developments on the Consolidated Statements of Cash Flows.

SELECTED FINANCIAL DATA (CONTINUED)

	2012	2011	2010	2009	2008

Earnings (loss) per share:1
Basic:
Continuing operations	$0.41	$0.20	$(0.05)	$(0.61)	$0.29
Discontinued operations	0.07	0.35	0.83	0.87	1.12
Basic earnings per share	$0.48	$0.55	$0.78	$0.26	$1.41
Diluted:
Continuing operations	$0.41	$0.20	$(0.05)	$(0.61)	$0.29
Discontinued operations	0.07	0.35	0.83	0.87	1.12
Diluted earnings per share	$0.48	$0.55	$0.78	$0.26	$1.41

Balance sheet data (in millions):
Investment in real estate and joint ventures	$1,203.4	$1,165.0	$1,123.8	$916.8	$841.2
Total assets	1,437.3	1,386.6	1,341.5	1,231.3	1,175.7
Total liabilities	522.9	660.8	652.9	584.5	562.2
Long-term debt – non-current	220.0	327.2	249.6	258.3	219.8
Shareholders’ equity	914.4	725.8	688.6	646.8	613.5

1
The computation of basic and diluted earnings per common share for all periods prior to Separation is calculated using 42.4 million, the number of shares of A&B common stock outstanding on July 2, 2012, which was the first day of trading following the June 29, 2012 distribution of A&B common stock to Holdings shareholders, as if those shares were outstanding for those periods. For all periods prior to Separation, there were no dilutive shares because no actual A&B shares or share-based awards were outstanding prior to the Separation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

We have made or incorporated by reference forward-looking statements in this Form 10-K that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "might," "should," "could" or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements in this Form 10-K. We do not have any intention or obligation to update forward-looking statements after we file this Form 10-K.

The risk factors discussed in "Risk Factors" could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our financial position, results of operations or cash flows. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information about A&B’s business, recent developments, financial condition, liquidity and capital resources, cash flows, results of operations and how certain accounting principles, policies and estimates affect A&B’s financial statements. MD&A is organized as follows:

•	Basis of Presentation: This section provides a discussion of the basis on which A&B’s consolidated financial statements were prepared, including A&B’s historical results of operations.

•
Business Overview: This section provides a general description of A&B’s business, as well as recent developments that A&B believes are important in understanding its results of operations and financial condition or in understanding anticipated future trends.

•
Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact A&B’s reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

•	Consolidated Results of Operations: This section provides an analysis of A&B’s results of operations for the three years ended December 31, 2012, 2011 and 2010.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the years ended December 31, 2012, 2011, and 2010, as well as a discussion of A&B’s ability to fund the its future commitments and ongoing operating activities through internal and external sources of capital.

•
Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements: This section provides a discussion of A&B’s contractual obligations and other commitments and contingencies that existed at December 31, 2012.

•	Quantitative and Qualitative Disclosures about Market Risk: This section discusses how A&B monitors and manages exposure to potential gains and losses associated with changes in interest rates.

•	Outlook: This section provides a discussion of management’s general outlook about its markets and A&B’s competitive position.

Basis of Presentation

Prior to June 29, 2012, A&B’s businesses included Matson Navigation, a wholly owned subsidiary, that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of Holdings. On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock in the Separation. Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.

The financial statements and related financial information pertaining to the periods preceding the Separation have been presented on a combined basis and reflect the financial position, results of operations and cash flows of the real estate and agriculture businesses and corporate functions of Alexander & Baldwin, Inc., all of which were under common ownership and common management prior to the Separation. The financial statements and related financial information pertaining to the period subsequent to the Separation have been presented on a consolidated basis. The financial statements for periods prior to the Separation included herein may not necessarily reflect A&B’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had A&B been a stand-alone company during the periods presented.

Business Overview

A&B, whose history dates back to 1870, is headquartered in Honolulu and operates in three segments in two industries—Real Estate and Agribusiness.

Real Estate

The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the Mainland. The Real Estate Development and Sales segment generates its revenues through the investment in and development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties in Hawaii and on the Mainland. The Real Estate Leasing segment also leases land in Hawaii. Real estate activities are conducted through A&B Properties, Inc. and various other wholly owned subsidiaries of A&B.

Agribusiness

Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; leases agricultural land to third parties; and generates and sells electricity, to the extent not used in the Company’s Agribusiness operations. A&B is the member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services.

Critical Accounting Estimates

A&B’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the MD&A is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material.

A&B considers an accounting estimate to be critical if: (i)(a) the accounting estimate requires A&B to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods subsequent to the period in which the estimate was made, or (c) use of different estimates by A&B could have been used, and (ii) changes in those assumptions or estimates would have had a material impact on the financial condition or results of operations of A&B. The critical accounting estimates inherent in the preparation of A&B’s financial statements are described below.

Principles of Consolidation

The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly owned and controlled subsidiaries, after elimination of significant intercompany amounts. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity. In determining whether the Company is the primary beneficiary of a variable interest entity in which it has an interest, the Company is required to make significant judgments with respect to various factors including, but not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, the rights and ability of other investors to participate in decisions affecting the economic performance of the entity, and kick-out rights, among others. Activities that significantly affect the economic performance of the entities in which the Company has an interest include, but are not limited to, establishing and modifying detailed business, development, marketing and sales plans, approving and modifying the project budget, approving design changes and associated overruns, if any, and approving project financing, among others.  The Company has not consolidated any variable interest entity because it has determined that it is not the primary beneficiary since decisions to direct the activities that most significantly impact the entity’s performance are shared by the joint venture partners, and therefore, the Company has determined that it does not have a controlling financial interest in any variable interest entity.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

A&B’s long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. A&B has evaluated certain long-lived assets, including intangible assets, for impairment. During the second quarter of 2012, A&B recorded a non-cash impairment charge of $5.1 million related to its Santa Barbara real estate landholdings in California. The impairment loss recorded to reduce the carrying amount to the estimated fair value reflects the change in the Company’s development strategy, following Separation, to focus on development projects in Hawaii, and therefore, its related decision not to proceed with the development of Santa Barbara landholdings in the near term. The impairment of the Santa Barbara landholdings are classified within Operating costs and expenses in the consolidated statements of income. No impairment charges were recorded in 2011, or 2010. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, A&B’s financial condition or its future operating results could be materially impacted.

Impairment of Investments

A&B’s investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved. These estimates and judgments are based, in part, on A&B’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, A&B considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, A&B’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to A&B’s investments that may materially impact A&B’s financial condition or its future operating results. For example, if current market conditions deteriorate significantly or a joint venture’s plans change materially, impairment charges may be required in future periods, and those charges could be material.

In 2012, A&B recorded an impairment loss and equity losses totaling $4.7 million related to its joint venture investment in Bakersfield (CA) for a commercial development. The recognition of the impairment loss reduced the carrying amount of the investment to its estimated fair value and reflected the change in the Company’s development strategy to focus on development projects in Hawaii, and therefore, its related decision not to proceed with the development of California real estate assets in the near term. The impairment loss and equity losses of the Company’s investment in its Bakersfield joint venture is classified as Impairment and equity losses related to Bakersfield joint venture in the consolidated statements of income. In 2011, A&B recorded a $6.4 million reduction in the carrying value of its investment in Waiawa, a residential joint venture on Oahu, due to the joint venture’s termination of its development plans. In 2010, A&B recorded an impairment loss of approximately $1.9 million related to its Santa Barbara investment.

Continued weakness in the real estate sector, difficulty in obtaining or renewing project-level financing, and changes in A&B’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by A&B or by its joint ventures and could lead to additional impairment charges in the future.

Legal Contingencies

A&B’s results of operations could be affected by significant litigation adverse to A&B, including, but not limited to, liability claims and construction defect claims. A&B records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, A&B considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, A&B’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. A detailed discussion of significant litigation matters is contained in Note 13 to the Consolidated Financial Statements.

Revenue Recognition for Certain Long-term Real Estate Developments

As discussed in Note 2 to the Consolidated Financial Statements, revenues from real estate sales are generally recognized when sales are closed and title, risks and rewards pass to the buyer. For certain real estate sales, A&B and its joint venture partners account for revenues on long-term real estate development projects that have continuing post-closing involvement, such as Kukui’ula, using the percentage-of-completion method. Following this method, the amount of revenue recognized is based on the percentage of development costs that have been incurred through the reporting period in relation to total expected development cost associated with the subject property. Accordingly, if material changes to total expected development costs or revenues occur, A&B’s financial condition or its future operating results could be materially impacted.

Pension and Post-Retirement Estimates

The estimation of A&B’s pension and post-retirement expenses and liabilities requires that A&B make various assumptions. These assumptions include the following factors:

•	Discount rates

•	Expected long-term rate of return on pension plan assets

•	Health care cost trend rates

•	Salary growth

•	Inflation

•	Retirement rates

•	Mortality rates

•	Expected contributions

Actual results that differ from the assumptions made with respect to the above factors could materially affect A&B’s financial condition or its future operating results. The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income. Additionally, these unamortized gains and losses are amortized and reclassified to income (loss) over future periods.

The 2012 net periodic costs for qualified pension and post-retirement plans were determined using a discount rate of 4.80 percent. The benefit obligations for qualified pension and post-retirement plans, as of December 31, 2012, were determined using a discount rate of 4.10 percent. For A&B’s non-qualified benefit plans, the 2012 net periodic cost was determined using a discount rate of 3.90 percent and the December 31, 2012 obligation was determined using a discount rate of 2.80 percent. The discount rate used for determining the year-end benefit plan obligation was generally calculated using a weighting of expected benefit payments and rates associated with high-quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled at December 31, 2012.

The estimated return on plan assets of 8.25 percent was based on historical trends combined with long-term expectations, the mix of plan assets, asset class returns, and long-term inflation assumptions. One-, three-, and five-year pension returns (losses) were 14.9 percent, 8.3 percent, and (0.2) percent, respectively. A&B’s long-term rate of return (since inception in 1989) was 8.3 percent.

As of December 31, 2012, A&B’s post-retirement obligations were measured using an initial 8 percent health care cost trend rate, decreasing by 0.5 percent annually until the ultimate rate of 4.5 percent is reached in 2020.

Lowering the expected long-term rate of return on A&B’s qualified plan assets by one-half of one percent would have increased pre-tax pension expense for 2012 by approximately $0.6 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by approximately $0.9 million. Additional information about A&B’s benefit plans is included in Note 10 to the Consolidated Financial Statements.

As of December 31, 2012, the market value of A&B’s defined benefit plan assets totaled approximately $142.3 million, compared with $130.8 million as of December 31, 2011. The recorded net pension liability was approximately $47.4 million as of December 31, 2012 and approximately $42.8 million as of December 31, 2011. A&B expects to make contributions totaling $0.5 million to certain of its defined benefit pension plans in 2013. A&B’s contributions to its pension plans were approximately $2.6 million in 2012. There were no contributions to the pension plan in 2011.

Income Taxes

A&B makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to A&B’s tax provision in a subsequent period.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially affect A&B’s financial condition or its future operating results.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a full description of the impact of recently issued accounting standards, which is incorporated herein by reference, including the expected dates of adoption and estimated effects on A&B’s results of operations and financial condition.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the consolidated financial statements and related notes thereto. Amounts in this narrative are rounded to millions, but per-share calculations and percentages were calculated based on thousands. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different than the more accurate amounts included herein.

(dollars in millions, except per-share amounts)	2012	Chg.		2011	Chg.		2010
Operating Revenue	$296.7	11%		$267.7	2%		$261.8
Operating Costs and Expenses	256.3	10%		233.9	-10%		260.7
Operating Income	40.4	20%		33.8	31	X	1.1
Other Income and (Expense)	(23.9)	28%		(18.6)	4	X	(5.1)
Income Taxes Expense (Benefit)	(1.2)	NM		6.6	N	M	(1.7)
Income (Loss) From Continuing Operations	17.7	2	X	8.6	N	M	(2.3)
Discontinued Operations (net of taxes)	2.8	-81%		14.9	-58%		35.4
Net Income	$20.5	-13%		$23.5	-29%		$33.1

Basic Earnings Per Share	$0.48	-13%		$0.55	-29%		$0.78
Diluted Earnings Per Share	$0.48	-13%		$0.55	-29%		$0.78

2012 vs. 2011

Operating Revenue for 2012 increased 11 percent, or $29.0 million, to $296.7 million. Agribusiness revenue increased $24.8 million, primarily due to higher prices on sugar sold. Real Estate Leasing revenue increased $3.5 million in 2012 (excluding revenue from discontinued operations), primarily due to acquisitions and overall higher mainland occupancies. The reasons for business- and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.

Because of the recurring nature of property sales, the Company views changes in Real Estate Sales and Real Estate Leasing revenues on a year-over-year basis before the reclassification of revenue to discontinued operations to be more meaningful in assessing segment performance. Additionally, due to the timing of sales for development properties and the mix of properties sold, management believes performance is more appropriately assessed over a multi-year period. Year-over-year comparisons of revenue are also not complete without the consideration of results from the Company’s investment in its real estate joint ventures, which are not included in consolidated operating revenue, but are included in segment operating profit. The Analysis of Operating Revenue and Profit by Segment that follows, provides additional information on changes in Real Estate Sales revenue and operating profit before reclassifications to discontinued operations.

Operating Costs and Expenses for 2012 increased by 10 percent, or $22.4 million, due principally to $26.0 million in higher Agribusiness costs, $6.8 million in higher professional fees related to the Separation, which included $1.2 in share-based compensation related to the exchange of existing employee options with replacement options in the new company as part of the Separation, and a $5.1 million impairment of the Company’s Santa Barbara landholdings that resulted from the Company’s change in its development strategy to focus on development projects in Hawaii, partially offset by a $7.3 million gain on the sale of an agricultural parcel and $3.5 million in lower Real Estate Development and Sales costs (after excluding costs from discontinued operations). The Company also recognized a $9.4 million gain on land recognized at fair value in connection with its donation to a Maui not-for-profit. The gain was fully offset by an equal amount representing the cost of the charitable donation, which is included in selling, general and administrative expenses. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.

Other Income and Expense: Other income (expense) was ($23.9) million in 2012 compared with ($18.6) million in 2011. The change in other income (expense) was due to $4.7 million in impairment and equity losses related to the Company’s Bakersfield joint venture development project in California, resulting from the Company’s change in its development strategy to focus on development projects in Hawaii, and $4.4 million in real estate joint venture losses in 2012. The higher expenses were partially offset by a $2.2 million reduction in interest expenses as a result of lower average debt levels.

Income Taxes and the effective rate were lower in 2012 compared with 2011 due principally to the Company’s solar project on Kauai and a land donation and charitable donations, partially offset by certain non-deductible separation expenses. The Company expects that its effective tax rate in 2013 will return to a combined statutory rate of approximately 39 percent.

2011 vs. 2010

Operating Revenue for 2011 increased 2 percent, or $5.9 million, to $267.7 million. Real Estate Leasing revenue increased 16 percent in 2011 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to acquisitions and higher mainland occupancies. Agribusiness revenue decreased 5 percent, primarily due to lower coffee revenue as a result of the sale of the assets of the coffee operations in the first quarter of 2011. The reasons for business- and segment-specific year-to-year fluctuations in revenue growth are further described below in the Analysis of Operating Revenue and Profit by Segment.

Operating Costs and Expenses for 2011 decreased by 10 percent, or $26.8 million, to $233.9 million. Real Estate Sales and Leasing costs increased by 12 percent, primarily due to property acquisitions. This increase was offset by Agribusiness costs, which decreased 18 percent due principally to a lower volume of sugar sold, combined with higher production levels. Additionally, Selling, General and Administrative costs (“SG&A”) decreased 12 percent due principally to higher non-qualified benefits paid in 2010 related to the retirement of certain senior executives and lower performance-based compensation. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.

Other Income and Expense:  Other expense in 2011 increased $13.5 million, compared with 2010, due primarily to $7.9 million in joint venture losses, a $4.9 million payment received in 2010 for agriculture disaster relief, $3.4 million gain in 2010 related to the settlement of a non-performing mortgage note acquired as an investment, and a $1.7 million decrease in interest income in 2011.

Income Taxes in 2011 were higher compared with 2010 due to higher income from continuing operations. The effective tax rate in 2011 was lower than the rate in 2010 due principally to tax benefits that were more significant in relation to the nominal loss from continuing operations in 2010.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

Additional detailed information related to the operations and financial performance of the Company’s Operating Segments is included in Part II Item 6 and Note 14 to the Consolidated Financial Statements. The following information should be read in relation to the information contained in those sections.

Real Estate Industry

Real Estate Leasing and Real Estate Development and Sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company’s management evaluates performance and makes decisions regarding capital allocation for the Company’s real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

Effect of Property Sales Mix on Operating Results:  Direct year-over-year comparison of the real estate development and sales results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography, and timing, are inherently episodic. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed and commercial property, due to the low historical-cost basis of the Company’s Hawaii land. Consequently, real estate development and sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

Real Estate Leasing; 2012 compared with 2011

(dollars in millions)	2012	2011	Change
Real estate leasing segment revenue	$100.6	$99.7	1%
Real estate leasing operating costs and expenses	57.2	58.7	-3%
Selling, general and administrative expenses	1.7	1.8	-6%
Other segment expense (income)	0.1	(0.1)	N	M
Segment operating profit	41.6	39.3	6%
Operating profit margin	41.4%	39.4%
Average Occupancy Rates:
Mainland	93%	92%
Hawaii	92%	91%
Leasable Space (million sq. ft.) - Improved
Mainland	6.5	6.5	—%
Hawaii	1.4	1.4	—%

Real Estate Leasing revenue for 2012 was one percent higher than the amount reported for 2011. The increase was principally due to the revenue impact resulting from the acquisitions of Union Bank Office Building (June 2011), Issaquah Office Center (September 2011), Gateway at Mililani Mauka (December 2011) and Gateway at Mililani Mauka South (June 2012) and a reversal of deferred rent in 2011 related to a tenant bankruptcy, partially offset by the dispositions of Apex Building (January 2011), Arbor Park Shopping Center (June 2011), Wakea Business Center (September 2011) and Firestone Boulevard Building (March 2012).

Same store average revenue decreased to $13.45 per square foot in 2012 from $13.63 per square foot in 2011, as higher revenue from a mainland retail property and industrial property was more than offset by lower revenue from two mainland office properties, a mainland retail property and the Hawaii retail property.

Same store occupancy increased to 93 percent in 2012, compared to 92 percent for 2011, due primarily to increased occupancy in the mainland industrial properties.

Operating profit was six percent higher in 2012, compared with 2011, principally due to the higher revenue and occupancies in the Hawaii and Mainland portfolios, lower expenses related to the previously mentioned tenant bankruptcy in 2011, and the favorable impact from the timing of acquisitions and dispositions. Depreciation expense was two percent higher year-over-year, as proceeds from leased property sales under 1031 exchange transactions are reinvested in commercial properties at a higher relative book basis than the property replaced.

Leasable space remained essentially unchanged at 7.9 million square feet in 2012 compared with 2011, principally due to the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft

3-12	Firestone Boulevard Building (CA)	28,100	6-12	Gateway at Mililani Mauka South (HI)	18,700

	Total Dispositions	28,100		Total Acquisitions	18,700

Real Estate Leasing; 2011 compared with 2010

(dollars in millions)	2011	2010	Change
Real estate leasing segment revenue	$99.7	$93.8	6%
Real estate leasing operating costs and expenses	58.7	56.6	4%
Selling, general and administrative expenses	1.8	2.1	-14%
Other segment income (expense)	0.1	0.2	-50%
Segment operating profit	39.3	35.3	11%
Operating profit margin	39.4%	37.6%
Average Occupancy Rates:
Mainland	92%	85%
Hawaii	91%	92%
Leasable Space (million sq. ft.) - Improved
Mainland	6.5	6.4	2%
Hawaii	1.4	1.5	-7%

Real Estate Leasing revenue for 2011 was 6 percent higher than the amount reported for 2010. The increase was principally due to the timing of acquisitions and dispositions, but was also due to higher Mainland occupancy.

Same store average revenue decreased to $12.29 per square foot in 2011 from $13.23 per square foot in 2010, as higher mainland office and industrial revenue was more than offset by lower revenue from a California office property and a tenant bankruptcy at a Mainland industrial property.

Same store occupancy increased to 93 percent in 2011, compared to 85 percent for 2010, due primarily to increased occupancy in the Mainland industrial properties.

Operating profit was 11 percent higher in 2011, compared with 2010, principally due to the same reasons cited for the revenue increase. The higher operating costs and expenses was attributable primarily to higher depreciation expense as proceeds from leased property sales under 1031 exchange transactions are reinvested in commercial properties at a higher relative book basis than the property replaced.

Leasable space increased modestly in 2011 compared with 2010, principally due to the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
1-11	Apex Building (HI)	28,100	6-11	Union Bank Office Building (WA)	84,000
6-11	Arbor Park Shopping Center (TX)	139,500	9-11	Issaquah Office Center (WA)	146,900
9-11	Wakea Business Center II (HI)	61,500	9-11	Gateway at Mililani Mauka (HI)	5,900
	Total Dispositions	229,100		Total Acquisitions	236,800

Real Estate Development and Sales; 2012 compared with 2011 and 2010

(dollars in millions)	2012		2011	2010
Hawaii improved	$—		$22.8	$55.2
Mainland improved	5.0		22.4	58.5
Hawaii development sales	8.7		6.7	5.8
Hawaii unimproved/other	18.5		7.9	11.5
Total real estate sales segment revenue	32.2		59.8	131.0
Cost of real estate development and sales	(11.0)		(31.6)	(75.3)
Operating expenses	(11.4)		(11.1)	(11.9)
Impairment of Santa Barbara development project	(5.1)		—	—
Impairment and equity loss related to Bakersfield joint venture	(4.7)		—	—
Earnings (loss) from joint ventures	(4.4)		(7.9)	2.0
Other income (loss)	—		6.3	4.3
Total real estate development and sales operating profit (loss)	$(4.4)		$15.5	$50.1
Operating profit margin	N	M	25.9%	38.2%

The lower revenue and operating profit results in 2012 were primarily due to fewer improved real estate sales and the impairment of two of the Company’s California development investments, Santa Barbara and Bakersfield. The composition of sales is described below.

2012: Revenue from Real Estate Development and Sales, before subtracting amounts presented as discontinued operations, was $32.2 million, principally related to the gain on the sale of 286 acres of agricultural-zoned land on Maui, a 4.1-acre parcel at Maui Business Park II, Firestone Boulevard Building, two leased fee parcels on Maui, three residential units on Oahu, and several non-core land parcels on Maui. Operating profit also included joint venture sales of a parcel, a residential lot and six homes at Kukui’ula, eight residential units at the Company’s Ka Milo joint venture development on the island of Hawaii, and two units at Kai Malu, the Company’s joint venture Wailea development on Maui. The margin on the sales described above was partially offset by $9.8 million of impairment charges in the second quarter of 2012, related to the Company’s Santa Barbara and Bakersfield development projects in California, resulting from the Company’s change in its development strategy to focus on development projects in Hawaii, as well as joint venture expenses.

2011: Real Estate Development and Sales revenue and operating profit included the sales of Arbor Park Shopping Center, a retail center in Texas; two commercial properties, an 86-acre industrial parcel, a leased fee parcel and several non-core parcels on the island of Maui; and six residential units and one commercial space at the Company’s Keola La’i high-rise development on Oahu. Operating profit also included a loss of $6.4 million on the Company’s investment in its Waiawa joint venture due to the joint venture’s termination of its development plans, as well as various joint venture expenses, partially offset by a gain on the sale of the Company’s interest in the Bridgeport Marketplace joint venture development in Valencia, California, a four-acre commercial parcel at the Company’s Kukui’ula joint venture on Kauai, and four units at the Company’s Ka Milo joint venture development on the island of Hawaii.

2010: Real Estate Sales revenue and operating profit included the sales of Mililani Shopping Center, a retail center in Hawaii, Ontario Distribution Center, an industrial property in California, Valley Freeway Corporate Park, an industrial facility in Washington, six residential units and one commercial space at the Company’s Keola La’i high-rise development on Oahu, a 75-acre agricultural parcel on Kauai, two leased fee parcels and several non-core Maui land parcels. In addition to the aforementioned sales, operating profit included a $3.6 million gain recorded in connection with the acquisition of Lahaina Square, a retail center on Maui that was acquired by the Company in the settlement of a non-performing mortgage loan, which was purchased by the Company in the first quarter of 2010. Operating profit also included $2.0 million of joint venture earnings, principally due to $5.1 million in gains recognized on the settlements of two mortgage loans owed to a project lender under regulatory supervision, partially offset by a $1.9 million impairment loss on the Company’s Santa Barbara joint venture investment.

Discontinued Operations; The revenue, operating profit, and after-tax effects of discontinued operations for 2012, 2011 and 2010 were as follows (in millions, except per-share amounts):

	2012	2011	2010

Proceeds from the sale of income-producing properties (Real Estate Sales Segment)	$8.9	$45.5	$117.1
Real Estate Leasing revenue (Real Estate Leasing Segment)	1.2	3.8	11.5

Gain on sale of income-producing properties	$4.0	$22.5	$48.6
Real Estate Leasing operating profit	0.7	2.3	6.9
Total operating profit before taxes	4.7	24.8	55.5
Income tax expense	1.9	9.9	20.1
Income from discontinued operations	$2.8	$14.9	$35.4

2012:  The revenue and expenses related to the sales of the Firestone Boulevard Building and Northpoint Industrial, two industrial properties in California, and two leased fee properties in Maui have been classified as discontinued operations. Northpoint Industrial was sold in January 2013, but has been classified as held for sale, as of December 31, 2012, in the consolidated balance sheets. Additionally, the revenues, expenses and operating profit from Northpoint have been classified as discontinued operations for all periods presented.

2011:  The revenue and expenses of Arbor Park Shopping Center, a retail property in Texas; Wakea Business Center II, a commercial facility on Maui; and a leased Maui property were classified as discontinued operations.

2010:  The revenue and expenses of Ontario Distribution Center, an industrial property in California; Valley Freeway Corporate Park, an industrial facility in Washington; Mililani Shopping Center, a retail center in Hawaii; Kele Shopping Center on Maui; and various Maui parcels were classified as discontinued operations. Additionally, a retail property on Maui that was held for sale at year-end was classified as discontinued operations.

Agribusiness

Agribusiness; 2012 compared with 2011

(dollars in millions)	2012	2011	Change
Revenue	$182.3	$157.5	16%
Operating profit (loss)	$20.8	$22.2	-6%
Operating profit margin	11.4%	14.1%
Tons sugar produced	178,300	182,800	-2%
Tons sugar sold	198,200	163,100	22%

Agribusiness revenue increased $24.8 million, or 16 percent, in 2012 compared with 2011. The increase was primarily due to $24.3 million in higher raw sugar sales revenue due to 5 sugar shipments in 2012 as compared to 4 sugar shipments in 2011, $1.5 million from higher specialty sugar sales resulting from higher volume and prices, $1.5 million in higher molasses sales due to higher volume and prices, and $1.1 million in higher parts and repair revenue, partially offset by $1.8 million in lower charter revenue.

Operating profit decreased $1.4 million in 2012 compared with 2011. The decrease in operating profit was primarily due to a $3.9 million decrease in raw and specialty sugar margins. The decrease in raw and specialty sugar margins were principally the result of a decrease in the volume of sugar production over which costs are allocated, resulting in higher per unit costs. The lower margin on raw and specialty sugar was partially offset by a $1.9 million improvement due to the sale of the coffee assets in 2011 and higher power margins from hydroelectric production on Kauai, as well as $1 million in lower charitable foundation contribution expenses.

Sugar production in 2012 was 2 percent lower than 2011 due principally to lower yields on the acres harvested, resulting from lower water availability. The average net revenue per ton of sugar for 2012 was $619 or 2 percent higher than the average revenue per ton of $605 in 2011.

Agribusiness; 2011 compared with 2010

(dollars in millions)	2011	2010	Change
Revenue	$157.5	$165.6	-5%
Operating profit (loss)	$22.2	$6.1	4	X
Operating profit margin	14.1%	3.7%
Tons sugar produced	182,800	171,800	6%
Tons sugar sold	163,100	176,700	-8%

Agribusiness revenue decreased $8.1 million in 2011 compared with 2010. The decrease was primarily due to $8.2 million in lower coffee revenue as a result of the sale of the assets of the coffee operation in the first quarter of 2011 and $13.4 million in lower sugar revenue, due to lower sugar sales volume. These decreases were partially offset by a $5.4 million increase in power revenue, $3.0 million in higher molasses revenue due to higher volumes and prices, and $2.4 million higher outside charter revenue.

Operating profit increased $16.1 million in 2011 compared with 2010. The increase in operating profit was primarily due to a $6.1 million improvement in power margins and a $5.2 million increase in raw and specialty sugar margins. The improvements in raw and specialty sugar margins were principally the result of higher sugar prices and an increase in the volume of sugar production over which costs are allocated, resulting in lower per unit costs. Molasses margins also increased $3.2 million due to higher sales volumes and prices. The increase in operating profit was partially offset by the aforementioned agriculture disaster relief payment for drought received in 2010.

Sugar production in 2011 was 6 percent higher than in 2010 due principally to higher average yields per acre. The higher yields in 2011 were principally the result of improved growing conditions and factory enhancements. The average net revenue per ton of sugar for 2011 was $605 or 5 percent higher than the average revenue per ton of $575 in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  A&B’s primary liquidity needs have historically been to support working capital requirements and fund capital expenditures and real estate developments. In the future, A&B may have liquidity needs to finance acquisitions or repurchase common stock, when appropriate. Historically, A&B’s principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and its credit facilities.

A&B’s operating income is generated by its subsidiaries. There are no restrictions on the ability of A&B’s subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, joint venture investments, and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section titled “Risk Factors” beginning on page 18.

A&B has a committed revolving bank credit facility with a total capacity of $260 million and a $300 million uncommitted shelf facility. A&B believes its operating cash flow, availability of borrowings under credit agreements and access to capital markets will provide sufficient liquidity to support A&B’s financing needs.

Cash Flows:  Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Net cash flows from operating activities totaled $10.9 million for 2012, $10.4 million for 2011, and $1.6 million for 2010. Cash flows for 2012 were comparable to 2011. Excluding expenditures for the Company’s real estate development inventory, cash flows from operating activities were $23.9 million higher than 2011, due to lower taxes, lower corporate expenses, lower interest expense and higher earnings in 2012, exclusive of non-cash impairment losses. The increase in 2011 over 2010 was due principally to higher Agribusiness and Real Estate Leasing earnings, as well as lower capital requirements for real estate developments, partially offset by lower Real Estate Sales segment earnings. A&B classifies expenditures for real estate development assets as cash flows from operating activities if A&B intends to develop and sell the real estate.

Net cash flows used in investing activities were $50.1 million for 2012, $26.1 million for 2011, and $58.8 million for 2010. Of the 2012 amount, $45.4 million was for capital expenditures, including $13.7 million related to capital improvements to commercial properties, $21.8 million related to the Port Allen solar project on Kauai, and the balance primarily related to routine replacements for agricultural operations. Other cash flows used in investing activities included $17.5 million, principally related to investments in A&B’s Kukui’ula joint venture projects. These cash outflows were partially offset by $2.4 million in cash proceeds received, primarily related to property sales, and $2.9 million related to distributions from joint ventures and other investments. The cash used in investing activities for 2012 excludes $9.4 million of 1031 tax-deferred purchases since A&B did not actually take control of the cash during the exchange period. Additionally, expenditures for real estate held-for-sale are excluded from capital expenditures and are instead included in Cash Flows from Operating Activities because they are considered an operating activity of A&B.

Net cash flows used in investing activities for 2011 included $20.2 million for capital expenditures, composed of $8.6 million related to capital improvements to commercial properties, $1.1 million related to real estate developments, and $10.5 million related to routine replacements for agricultural operations. Other cash flows used in investing activities included $28.0 million, principally related to investments in A&B’s Kukui’ula joint venture project. These cash outflows were partially offset by $14.2 million in cash proceeds received, primarily related to property sales, and $7.9 million related to distributions from joint ventures and other investments. The cash used in investing activities for 2011 excludes $39.1 million of 1031 tax-deferred purchases.

In 2013, A&B expects that its required minimum capital expenditures will approximate the amount required in 2012, which is approximately $20-$25 million a year. A&B’s total capital budget for 2013, which is primarily related to growth capital, is expected to be approximately $200 million and includes spending for new, but currently unidentified, investment opportunities as well as expenditures for real estate developments and currently unidentified 1031 lease portfolio acquisitions that are not included in the caption entitled “Capital expenditures for property and developments” under investing activities in the consolidated statement of cash flows. These real estate expenditures are excluded from “Capital expenditures for property and developments” because the expenditures either relate to A&B’s real estate held-for-sale inventory that is treated as an operating activity, and therefore, reflected in operating cash flows, or are expenditures that are made using 1031 tax-deferred proceeds from prior tax-deferred sales, and therefore, reflected as non-cash activities (since A&B does not take control of the cash during the exchange period). Approximately $80 million of the total projected capital budget relate to ongoing real estate development, including A&B’s Maui Business Park II project, the One Ala Moana luxury condominium joint venture project, Kukui’ula joint ventures, Gateway at Mililani Mauka, and Brydeswood. Additionally, approximately $30 million of the 2013 capital budget relate to currently unidentified real estate investment opportunities, approximately $60 million is budgeted for unidentified 1031 lease portfolio acquisitions, and $12 million relates to lease portfolio maintenance capital. The remaining projected capital expenditures principally relate to maintenance capital in the Agribusiness segment. Should investment opportunities in excess of the amounts budgeted arise, A&B believes it has adequate sources of liquidity to fund these investments.

Net cash flows from financing activities totaled $28.6 million, $21.9 million, and $53.7 million in 2012, 2011, and 2010, respectively. The increase in cash flows from financing activities in 2012 was principally due to the capital contribution from Holdings in connection with the Separation, offset by lower net proceeds from debt in 2012 compared to 2011. The decrease in cash flows from financing activities in 2011 was principally due to lower net proceeds from debt in 2011 compared to 2010, partially offset by higher contributions from Alexander & Baldwin Holdings, Inc.

Other Sources of Liquidity:  Additional sources of liquidity for the Company consisted of cash and cash equivalents, receivables, and sugar inventories that totaled approximately $13.0 million at December 31, 2012, a decrease of $21.6 million from December 31, 2011. This net decrease was due primarily to $12.2 million in lower sugar inventory balances and $10.6 million in lower cash balances.

The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $235.5 million at the end of 2012 compared with $361.7 million at the end of 2011. As of December 31, 2012, available borrowings under these facilities, which are more fully described below, totaled $339.7 million.

The Company has a replenishing three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $300 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The ability to draw additional amounts under the facility expires in June 2015. At December 31, 2012, approximately $97.5 million was available under the facility.

The Company has a revolving senior credit facility that provides for an aggregate  $260 million, 5-year unsecured commitment ("A&B Senior Credit Facility"), with an uncommitted $90 million increase option. The facility expires in June 2017. The A&B Senior Credit Facility also provides for a $100 million sub-limit for the issuance of standby and commercial letters of credit and a $50 million sub-limit for swing line loans. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin based on a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) pricing grid. At December 31, 2012, $5.0 million was outstanding, $12.8 million in letters of credit had been issued against the facilities, and $242.2 million remained available for borrowing.

A&B’s ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants under current agreements require A&B to maintain certain financial covenants, such as the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio, and limitations on priority debt. At December 31, 2012, A&B was in compliance with all such covenants. While there can be no assurance that A&B will remain in compliance with its covenants, A&B expects that it will remain in compliance. Credit facilities are more fully described in Note 7 to the Consolidated Financial Statements.

Debt is maintained at levels A&B considers prudent based on its cash flows, interest coverage ratio, and percentage of debt to capital. From current levels, A&B expects its debt will increase as it pursues opportunistic investments.

Tax-Deferred Real Estate Transactions:  Sales – During 2012, sales and condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031 and 1033 totaled approximately $19.5 million and were generated primarily from the sales of 286 acres of agricultural-zoned land on Maui, an industrial property in California, two leased fee parcels, and several non-core land parcels on Maui. During 2011, sales and condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031 and 1033 totaled approximately $45 million and were generated primarily from the sales of Arbor Park Shopping Center, Apex Building, Wakea Business Center II, and other land sales.

Purchases – During 2012, the Company utilized $9.4 million in proceeds from tax-deferred sales to acquire Gateway at Mililani Mauka South. During 2011, the Company utilized $39.1 million in proceeds from tax-deferred sales. The properties acquired with tax-deferred proceeds in 2011 included Union Bank, Issaquah Office Center, and Gateway at Mililani Mauka.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2012, approximately $9.8 million of proceeds from tax-deferred sales had not been reinvested. The proceeds must be reinvested in qualifying property within 180 days from the date of the sale in order to qualify for tax deferral treatment under section 1031 of the Internal Revenue Code. In 2012, approximately $0.2 million of tax-deferred proceeds expired, of which $0.1 million related to proceeds from 2012 sales and $0.1 million related to proceeds from 2011 sales.

The funds related to 1031 transactions are not included in the Statement of Cash Flows but are included as non-cash activities below the Statement. For “reverse 1031” transactions, the Company purchases a property in anticipation of receiving funds from a future property sale. Funds used for reverse 1031 purchases are included as capital expenditures on the Statement of Cash Flows and the related sales of property, for which the proceeds are linked, are included as property sales in the Statement.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:   At December 31, 2012, the Company had the following estimated contractual obligations (in millions):

				Payment due by period

Contractual Obligations		Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt obligations (including current portion)	(a)	$235.5	$15.5	$28.3	$43.5	$148.2
Estimated interest on debt	(b)	95.2	13.9	24.6	20.6	36.1
Purchase obligations	(c)	15.1	15.1	—	—-	—
Post-retirement obligations	(d)	7.6	0.8	1.8	1.8	3.2
Non-qualified benefit obligations	(e)	6.2	0.2	0.8	3.8	1.4
Operating lease obligations	(f)	12.1	2.4	2.8	1.2	5.7
Total		$371.7	$47.9	$58.3	$70.9	$194.6

(a)
Long-term debt obligations (including current portion) include principal repayments of short-term and long-term debt for the respective period(s) described (see Note 7 to the Consolidated Financial Statements for principal repayments for each of the next five years). Short-term debt includes amounts borrowed under revolving credit facilities and have been reflected as payments due in 2013.

(b)
Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect on December 31, 2012 for variable rate debt. Because the Company’s variable rate date may be rolled over, actual interest may be greater or less than the amounts indicated.

(c)
Purchase obligations include only non-cancellable contractual obligations for the purchases of goods and services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

(d)
Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $3.2 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2018 through 2022. Post-retirement obligations are described further in Note 10 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to reliably estimate the timing and amount of contributions.

(e)
Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s three non-qualified plans. The $1.4 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2018 through 2022. Additional information about the Company’s non-qualified plans is included in Note 10 to the Consolidated Financial Statements.

(f)
Operating lease obligations include principally land, office space and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to A&B. These amounts are further described in Note 8 to the Consolidated Financial Statements.

A&B has not provided a detailed estimate of the timing and amount of payments related to uncertain tax position liabilities due to the uncertainty of when the related tax settlements are due. Additionally, upon Separation, the Company’s unrecognized tax benefits were reflected on Matson Inc.’s (“Matson”) financial statements because Matson is considered the successor parent to the affiliated tax group. In connection with the Separation, the Company entered into a tax indemnification agreement with Matson and established a liability of $1 million representing the fair value of the indemnity to Matson in the event the Company’s pre-separation unrecognized tax benefits are not realized.

Other Commitments and Contingencies:  A description of other commitments, contingencies, and off-balance sheet arrangements, and incorporated herein by reference, is described in Note 13 to the Consolidated Financial Statements of Item 8 in this Form 10-K

OUTLOOK

All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 18 to 28 of this Form 10-K and other filings with the SEC.

There are two primary sources of periodic economic forecasts and data for the State of Hawaii:  The University of Hawaii Economic Research Organization (UHERO) and the State’s Department of Business, Economic Development and Tourism (DBEDT). Much of the economic information included herein has been derived from economic reports available on UHERO’s and DBEDT’s websites that provide more complete information about the status of, and forecast for, the Hawaii economy. Information below on Oahu residential re-sales is published by the Honolulu Board of Realtors and Title Guaranty of Hawaii, Incorporated. Information below on the Oahu commercial real estate market is provided by Colliers International (Hawaii). Bankruptcy filing information cited below is published by the U.S. Bankruptcy Court District of Hawaii. Prices for New York No.16 domestic sugar are from ICE Futures U.S.

The Company’s overall outlook continues to assume modest growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 2.4 percent in 2013, and is expected to continue to grow at a moderate pace for the next several years. The primary driver of growth is tourism, which set the state’s all-time record for visitor expenditures and arrivals in 2012. In 2012, visitor expenditures were $14.3 billion, up 19 percent compared to last year, and visitor arrivals of 8 million were up by 10 percent, with increased arrivals across all of Hawaii’s tourism markets.

The state is beginning to see positive trends in other economic indicators. Unemployment at the end of December was 5.2 percent, down from 6.6 percent in December 2011, and well below the national unemployment rate of 7.8 percent. Bankruptcy filings in 2012 were down by 24 percent compared to 2011. The median price for a home on Oahu for the year was $620,000, up 7.8 percent compared to 2011, and the median price of an Oahu condominium was up 5.8 percent at $317,500. At the end of December 2012, months of available inventory remained low—2.5 months for Oahu homes and 3.0 months for Oahu condos—which is lower than the 2011 full-year average of 5.7 months for homes and 5.6 months for condos. While development sales on Oahu are starting to improve, sales on the neighbor islands remain modest.

Oahu commercial property vacancies and rents have remained relatively stable. 2012  vacancies and rents are as follows:

Property Type	2012 Vacancy Rate	Average Asking Rent Per Square Foot Per Month (NNN) at December 31, 2012
Retail	4.6%	$3.24
Industrial	3.8%	$0.96
Office	13.0%	$1.57

While tourism continues to drive improvement in the State’s economy, Hawaii’s construction industry has yet to recover fully from the downturn experienced in 2008 and 2009, although there are signs of increased activity, such as a 42 percent increase in private building permits and a construction jobs forecast by UHERO for “mid-single-digit gains this year and growth well north of 9% by 2014.”

The price of New York No.16 domestic sugar, which is the benchmark spot price at which the Company sells its raw sugar, has declined from 36 cents per pound at December 31, 2011, to 20.6 cents per pound at February 25, 2013. As of December 31, 2012, the Company had locked in sugar prices for 78 percent of the expected 2013 raw sugar crop.

Agribusiness operating profit is dependent upon a variety of factors, including total sugar production, which is affected by the availability of water and weather; prices in effect at the time sugar is priced; the volume and price of molasses sales; and the volume and price at which the Company sells power to the local electric utilities. Due to the drop in raw sugar prices, and based on current projections of sugar production, which are expected to be higher than production in 2012, and power and molasses sales for 2013, the Agribusiness segment’s 2013 operating profit is projected to be about half of 2012’s operating profit but could vary materially from this estimate due to the foregoing factors. This preliminary outlook will be updated as the year progresses.

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

OTHER MATTERS

Management Changes:  The following management changes were effective between January 1, 2012 and February 15, 2013.

On December 17, 2012, the Company announced the appointment of Scott Hayashi as A&B director, tax, effective December 17, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A&B is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations. In order to manage its exposure to changes in interest rates, A&B utilizes a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt. The nature and amount of A&B’s long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions, and other factors.

A&B’s fixed rate debt consists of $230.5 million in principal term notes. A&B’s variable rate debt consists of $5.0 million under its revolving credit facilities. Other than in default, A&B does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on A&B’s financial condition or results of operations unless A&B was required to refinance such debt. For A&B’s variable rate debt, a one percent increase in interest rates would not have a material impact on A&B’s results of operations.

The following table summarizes A&B’s debt obligations at December 31, 2012, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2012 (dollars in millions)
								Fair Value at
								December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2012
Fixed rate	$15.5	$14.3	$14.0	$14.0	$24.5	$148.2	$230.5	244.0
Average interest rate	6.14%	6.12%	6.12%	6.09%	6.01%	5.67%	5.93%
Variable rate	$—	$—	$—	$—	$5.0	$—	$5.0	5.0
Average interest rate*	—%	—	—	—	1.92%	—	1.92%

* Estimated interest rates on variable debt are determined based on the rate in effect on December 31, 2012. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2012, the Company had a negligible amount invested in money market funds. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.

A&B has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 28, 2013

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	Year Ended December 31,
	2012	2011	2010
Operating Revenue:
Real estate leasing	$99.4	$95.9	$82.4
Real estate sales	15.0	14.3	13.8
Agribusiness	182.3	157.5	165.6
Total operating revenue	296.7	267.7	261.8
Operating Costs and Expenses:
Cost of real estate leasing	57.2	57.5	52.4
Cost of real estate sales	5.2	8.7	6.8
Cost of agribusiness goods and services	161.0	135.0	164.2
Selling, general and administrative	37.7	32.7	37.3
Gain on sale of agricultural parcel	(7.3)	—	—
Gain on charitable donation of appreciated land	(9.4)	—	—
Impairment of real estate assets (Santa Barbara)	5.1	—	—
Separation costs	6.8	—	—
Total operating costs and expenses	256.3	233.9	260.7
Operating Income	40.4	33.8	1.1
Other Income and (Expense):
Agriculture disaster relief payment	—	—	4.9
Income (loss) related to real estate and joint ventures	(4.4)	(1.8)	4.6
Impairment and equity losses related to Bakersfield joint venture	(4.7)	—	—
Interest income and other	0.1	0.3	2.7
Interest expense	(14.9)	(17.1)	(17.3)
Income (Loss) From Continuing Operations Before Income Taxes	16.5	15.2	(4.0)
Income tax expense (benefit)	(1.2)	6.6	(1.7)
Income (Loss) From Continuing Operations	17.7	8.6	(2.3)
Income from discontinued operations, net of income taxes (Note 4)	2.8	14.9	35.4
Net Income	$20.5	$23.5	$33.1

Basic Earnings per Share of Common Stock:
Continuing operations	$0.41	$0.20	$(0.05)
Discontinued operations	0.07	0.35	0.83
Net income	$0.48	$0.55	$0.78
Diluted Earnings per Share of Common Stock:
Continuing operations	$0.41	$0.20	$(0.05)
Discontinued operations	0.07	0.35	0.83
Net income	$0.48	$0.55	$0.78

Weighted Average Number of Shares Outstanding:
Basic	42.6	42.4	42.4
Diluted	42.9	42.4	42.4

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2011	2010
Net Income	$20.5	$23.5	$33.1
Other Comprehensive Income (loss), Net of Tax:
Defined benefit pension plans:
Net gain/ prior service cost(a)	(3.7)	(11.8)	(3.6)
Less: amortization of net loss/prior service cost included in net periodic pension cost(a)	4.1	3.4	7.3
Other Comprehensive Income (loss)	0.4	(8.4)	3.7
Comprehensive Income	$20.9	$15.1	$36.8

(a)
Net of taxes of $(2.3) million and $2.6 million for 2012, ($7.6) million and $2.4 million for 2011, and ($2.2) million and $3.6 million for 2010 in deferred taxes related to net gain/prior service cost and amortization of net loss/prior service cost, respectively.

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share amount)

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1.1	$11.7
Accounts receivable, less allowances of $1.6 for 2012 and $1.7 for 2011	8.2	6.7
Inventories	23.5	36.3
Real estate held for sale	11.5	2.8
Deferred income taxes	7.8	3.5
Prepaid expenses and other assets	11.3	7.8
Total current assets	63.4	68.8
Investments in Affiliates	319.9	290.8
Real Estate Developments	144.0	143.3
Property – net	838.7	830.6
Other Assets	71.3	53.1
Total Assets	$1,437.3	$1,386.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$15.5	$34.5
Accounts payable	26.2	20.8
Income taxes payable	—	2.8
Accrued interest	5.2	3.2
Accrued and other liabilities	22.7	28.7
Total current liabilities	69.6	90.0
Long-term Liabilities
Long-term debt	220.0	327.2
Deferred income taxes	152.9	164.1
Accrued pension and postretirement benefits	58.9	54.6
Other non-current liabilities	21.5	24.9
Total long-term liabilities	453.3	570.8
Commitments and Contingencies (Note 13)
Shareholders’ Equity
Common stock – no par value; authorized, 150 million shares; outstanding, 42.9 million shares at December 31, 2012	939.8	—
Preferred stock, no par value; authorized, 15 million shares; none issued or outstanding	—	—
Net investment	—	773.4
Accumulated other comprehensive loss	(47.2)	(47.6)
Retained earnings	21.8	—
Total shareholders’ equity	914.4	725.8
Total	$1,437.3	$1,386.6

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$20.5	$23.5	$33.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	35.1	34.8	35.2
Deferred income taxes	(6.3)	(0.9)	2.1
Gains on asset transactions, net of impairment losses	(14.8)	(33.2)	(54.4)
Gain from receipt of insurance proceeds	—	—	(1.1)
Share-based expense	5.4	4.8	4.9
Equity in (income) loss of affiliates, net of distributions	8.4	8.4	(2.0)
Changes in operating assets and liabilities:
Accounts receivable	0.1	3.7	(1.9)
Inventories	12.8	(6.2)	5.9
Prepaid expenses and other assets	(10.0)	(4.3)	(8.2)
Accrued pension and postretirement benefits	4.2	6.4	14.0
Accounts payable	(1.5)	(2.6)	0.3
Accrued and other liabilities	(14.2)	(16.6)	(10.2)
Real estate developments held for sale:
Real estate inventory sales	8.4	6.4	5.5
Expenditures for real estate inventory	(37.2)	(13.8)	(21.6)
Net cash provided by operations	10.9	10.4	1.6
Cash Flows from Investing Activities:
Capital expenditures for property and developments	(45.4)	(20.2)	(23.5)
Proceeds from investment tax credits and grants related to renewable energy projects	7.5	—	—
Proceeds from disposal of income-producing property and other assets	2.4	14.2	32.5
Loans to affiliate	—	—	20.0
Payments for purchases of investments in affiliates	(17.5)	(28.0)	(100.7)
Proceeds from investments in affiliates	2.9	7.9	12.9
Net cash used in investing activities	(50.1)	(26.1)	(58.8)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	134.0	147.0	134.0
Payments of long-term debt and deferred financing costs	(257.2)	(145.9)	(78.7)
Proceeds from (payments on) line-of-credit agreement, net	(6.0)	1.1	(3.6)
Distributions to Alexander & Baldwin Holdings, Inc.(a)	(26.7)	(53.1)	(52.2)
Contributions from Alexander & Baldwin Holdings, Inc.(a)	172.7	72.8	54.2
Proceeds from issuance of capital stock and other	11.8	—	—
Net cash provided by financing activities	28.6	21.9	53.7
Cash and Cash Equivalents:
Net increase (decrease) for the year	(10.6)	6.2	(3.5)
Balance, beginning of year	11.7	5.5	9.0
Balance, end of year	$1.1	$11.7	$5.5
Other Cash Flow Information:
Interest paid, net of amounts capitalized	$14.9	$16.9	$16.8
Income taxes paid	$(2.0)	$(26.0)	$(3.8)
Non-cash Activities:
Contribution of land and development assets to Waihonua joint venture	$24.2	$—	$—
Debt assumed in real estate purchase	$—	$—	$6.7
Real estate received in settlement of a mortgage note	$—	$—	$8.4
Capital expenditures included in accounts payable and accrued expenses	$12.2	$6.8	$4.2
Tax-deferred property sales	$18.8	$44.7	$120.0
Tax-deferred property purchases	$(9.4)	$(39.1)	$(148.4)
Conversion of net investment of A&B Holdings into common stock	$926.3	$—	$—

(a) Refer to Note 3, “Related Party Transactions.”
See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three years ended December 31, 2012
(In millions, except per-share amounts)

				Accumulated
	Common			Other
	Stock			Compre-
		Stated	Net	hensive	Retained
	Shares	Value	Investment	Loss	Earnings	Total

Balance, January 1, 2010	—	$—	$689.7	$(42.9)	$—	$646.8
Net income	—	—	33.1	—	—	33.1
Other comprehensive income, net of tax (a):
Defined benefit plans:
Net gain/prior service (cost)	—	—	—	(3.6)	—	(3.6)
Less: Amortization of net loss/prior service cost	—	—	—	7.3	—	7.3
Contribution from Alexander & Baldwin Holdings, Inc.-net	—	—	5.0	—	—	5.0
Balance, December 31, 2010	—	—	727.8	(39.2)	—	688.6
Net income	—	—	23.5	—	—	23.5
Other comprehensive income, net of tax (a):
Defined benefit plans:
Net gain/prior service (cost)	—	—	—	(11.8)	—	(11.8)
Less: Amortization of net loss/prior service cost	—	—	—	3.4	—	3.4
Contribution from Alexander & Baldwin Holdings, Inc.-net	—	—	22.1	—	—	22.1
Balance, December 31, 2011	—	—	773.4	(47.6)	—	725.8
Net income	—	—	(1.6)	—	22.1	20.5
Other comprehensive income, net of tax (a):
Defined benefit plans:
Net gain/prior service (cost)	—	—	—	(3.7)	—	(3.7)
Less: Amortization of net loss/prior service cost	—	—	—	4.1	—	4.1
Contribution from Alexander & Baldwin Holdings, Inc.-net	—	—	154.5	—	—	154.5
Conversion of net investment of Alexander & Baldwin Holdings, Inc. into common stock	42.4	926.3	(926.3)	—	—	—
Share-based compensation	—	2.1	—	—	—	2.1
Shares issued, net	0.5	10.2	—	—	(0.3)	9.9
Excess tax benefit from share-based awards	—	1.2	—	—	—	1.2
Balance, December 31, 2012	42.9	$939.8	$—	$(47.2)	$21.8	$914.4

(a)
Net of $(2.3) million and $2.6 million for 2012, ($7.6) million and $2.4 million for 2011, ($2.2) million and $3.6 million for 2010,  in deferred taxes related to net gain/prior service cost and amortization of net loss/prior service cost, respectively.

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BACKGROUND AND BASIS OF PRESENTATION

Description of Business: Prior to June 29, 2012, A&B’s businesses included Matson Navigation Company Inc., a wholly owned subsidiary, that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of a newly created entity, Alexander & Baldwin Holdings, Inc. (“Holdings”). On June 29, 2012, Holdings distributed to its shareholders all of the common stock of A&B stock in a tax-free distribution (the “Separation”). Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company. A&B is headquartered in Honolulu and conducts business in three operating segments in two industries—Real Estate and Agribusiness. These industries are described below:

Real Estate: The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the U.S. Mainland. The Real Estate Sales segment generates its revenues through the investment in and development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties in Hawaii and on the Mainland. The Real Estate leasing segment also leases land in Hawaii. Real estate activities are conducted through A&B Properties, Inc. and various other wholly owned subsidiaries of A&B.

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; leases agricultural land to third parties; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations. A&B is the member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services.

In March 2011, the Company executed an agreement to lease land and sell coffee inventory and certain assets used in a coffee business it previously operated to Massimo Zanetti Beverage USA, Inc., including intangible assets. The coffee inventory and assets were sold for approximately $14.0 million. There was no material gain or loss on the transaction. The Company retained ownership of the land, buildings, power generation, and power distribution assets, but no longer operates the coffee plantation.

Separation Transaction:  On June 29, 2012, the Company completed its legal separation from Holdings. In connection with the Separation, Holdings entered into several agreements with the Company that govern the ongoing relationship between Holdings and the Company, including a Separation and Distribution Agreement, a Tax Matters Agreement, an Employee Matters Agreement and a Transition Services Agreement.

Basis of Presentation:  The financial statements and related financial information pertaining to the period preceding the Separation have been presented on a combined basis and reflect the financial position, results of operations and cash flows of the real estate and agriculture businesses and corporate functions of Alexander & Baldwin, Inc., all of which were under common ownership and common management prior to the Separation. The financial statements and related financial information pertaining to the period subsequent to the Separation have been presented on a consolidated basis. The financial statements for periods prior to the Separation included herein may not necessarily reflect A&B’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had A&B been a stand-alone company during the periods presented.

2.           SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and all wholly owned and controlled subsidiaries, after elimination of intercompany amounts. Investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity. In determining whether the Company is the primary beneficiary of a variable interest entity in which it has an interest, the Company is required to make significant judgments with respect to various factors including, but not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, the rights and ability of other investors to participate in decisions affecting the economic performance of the entity, and kick-out rights, among others. Activities that significantly affect the economic performance of the entities in which the Company has an interest include, but are not limited to, establishing and modifying detailed business, development, marketing and sales plans, approving and modifying the project budget, approving design changes and associated overruns, if any, and approving project financing, among others.  The Company has not consolidated any variable interest entity because it has determined that it is not the primary beneficiary since decisions to direct the activities that most significantly impact the entity’s performance are shared by the joint venture partners, and therefore, the Company has determined that it does not have a controlling financial interest in any variable interest entity.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: (i) asset impairments, (ii) legal contingencies, (iii) revenue recognition for long-term real estate developments, (iv) pension and postretirement estimates and (v) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $2.2 million and $2.7 million at December 31, 2012 and 2011, respectively, and are reflected as current liabilities in the consolidated balance sheets.

Fair Value of Financial Instruments:  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s debt at December 31, 2012 was $235.5 million and $249.0 million, respectively, and $361.7 million and $378.3 million at December 31, 2011, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

Allowance for Doubtful Accounts:  Allowances for doubtful accounts are established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition the Company’s customers and their payment history, which are regularly monitored by the Company. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to “Accounts receivable,” for the three years ended December 31, 2012 were as follows (in millions):

	Balance at Beginning of year	Provision for bad debt	Write-offs and Other	Balance at End of Year

2012	$1.7	$0.2	$(0.3)	$1.6
2011	$1.4	$0.9	$(0.6)	$1.7
2010	$1.7	$0.5	$(0.8)	$1.4

Inventories:  Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies inventory are stated at the lower of cost (principally average cost) or market value.

Inventories at December 31, 2012 and 2011 were as follows (in millions):

	2012	2011

Sugar inventories	$3.9	$16.1
Materials and supplies inventories	19.6	20.2
Total	$23.5	$36.3

Property:  Property is stated at cost, net of accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized. Replacements, maintenance, and repairs that do not improve or extend asset lives are charged to expense as incurred. Upon acquiring commercial real estate that is deemed a business, the Company records land, buildings, leases above and below market, and other intangible assets based on their fair values. Costs related to due diligence are expensed as incurred.

Depreciation:  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property are as follows:

Classification	Range of Life (in years)

Buildings	10 to 40
Water, power and sewer systems	5 to 50
Machinery and equipment	2 to 35
Other property improvements	3 to 35

Real Estate Developments:  Expenditures for real estate developments are capitalized during construction and are classified as real estate developments on the consolidated balance sheets. When construction is substantially complete, the costs are reclassified as either Real Estate Held for Sale or Property, based upon the Company’s intent to either sell the completed asset or to hold it as an investment property, respectively. Cash flows related to real estate developments are classified as either operating or investing activities, based upon the Company’s intention to sell the property or to retain ownership of the property as an investment following completion of construction.

For development projects, capitalized costs are allocated using the direct method for expenditures that are specifically associated with the unit being sold and the relative-sales-value method for expenditures that benefit the entire project. Capitalized development costs typically include costs related to land acquisition, grading, roads, water and sewage systems, landscaping, capitalized interest, and project amenities. Direct overhead costs incurred after the development project is substantially complete, such as utilities, maintenance, and real estate taxes, are charged to selling, general, and administrative expense as incurred. All indirect overhead costs are charged to selling, general, and administrative costs as incurred.

Capitalized Interest:  Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in joint ventures is recorded until the underlying investee commences its principal operations, which is typically when the investee has other-than-ancillary revenue generation. Total interest cost incurred was $16.8 million, $17.6 million, and $17.4 million in 2012, 2011, and 2010, respectively. Capitalized interest in 2012 was $2.0 million and was principally related to the Company’s Maui Business Park II project. Capitalized interest in 2011 and 2010 was not material.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets:  Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

During the second quarter of 2012, as a result of a change in its development strategy as part of the Separation, A&B recorded a $5.1 million non-cash impairment related to its  Santa Barbara (CA) landholdings. The impairment loss recorded to reduce the carrying amount to the estimated fair value reflects the change to the Company’s development strategy, following Separation, to focus on development projects in Hawaii, and therefore, its related decision not to proceed with the development of Santa Barbara landholdings in the near term. The impairment of the Santa Barbara landholdings are classified within Operating costs and expenses in the consolidated statements of income. No material impairment charges were recorded in 2011 or 2010.

Impairment of Investments:  The Company’s investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results. For example, if current market conditions deteriorate significantly or a joint venture’s plans change materially, impairment charges may be required in future periods, and those charges could be material.

During the second quarter of 2012, as a result of a change in its development strategy as part of the Separation, A&B recorded an impairment loss and equity losses totaling $4.7 million related to its joint venture investment in Bakersfield (CA) for a commercial development. The recognition of the impairment loss reduced the carrying amount of the investment to its estimated fair value and reflected the change in the Company’s development strategy to focus on development projects in Hawaii, and therefore, its related decision not to proceed with the development of California real estate assets in the near term. The impairment loss and equity losses of the Company’s investment in its Bakersfield joint venture is classified as Impairment and equity losses related to Bakersfield joint venture in the consolidated statements of income.

Weakness in the real estate sector, difficulty in obtaining or renewing project-level financing, and changes in the Company’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future.

Intangible Assets:  Intangibles are recorded on the consolidated balance sheets as other non-current assets and are related to the acquisition of commercial properties.

Intangible assets for the years ended December 31 included the following (in millions):

	2012		2011

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
In-place leases	$18.7	$(11.8)	$18.4	$(9.3)
Other	7.2	(5.3)	7.1	(4.4)
Total assets	$25.9	$(17.1)	$25.5	$(13.7)

Aggregate intangible asset amortization was $3.4 million, $4.6 million, and $3.8 million for 2012, 2011, and 2010, respectively. Estimated amortization expenses related to intangibles over the next five years are as follows (in millions):

Estimated Amortization

2013	$2.3
2014	1.7
2015	1.2
2016	1.0
2017	0.6

Revenue Recognition:  The Company has a wide variety of revenue sources, including, property sales, commercial property rentals, and the sales of raw sugar and molasses. Before recognizing revenue, the Company assesses the underlying terms of the transaction to ensure that recognition meets the requirements of relevant accounting standards. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Real Estate Sales Revenue Recognition:  Real Estate Sales Revenue represents proceeds from the sale of a variety of real estate development inventory (which is classified as held for sale upon completion). Real estate development inventory held for sale may include industrial lots, residential lots, condominium units, single-family homes, and multi-family homes. Sales are recorded when the risks and rewards of ownership have passed to the buyers (generally on closing dates), adequate initial and continuing investments have been received, and collection of remaining balances, if any, is reasonably assured. For certain development projects that have continuing post-closing involvement and for which total revenue and capital costs are reasonably estimable, the Company uses the percentage-of-completion method for revenue recognition. Under this method, the amount of revenue recognized is based on development costs that have been incurred through the reporting period as a percentage of total expected development cost associated with the development project. This generally results in a stabilized gross margin percentage, but requires significant judgment and estimates.

Real Estate Leasing Revenue Recognition:  Real estate leasing revenue is recognized on a straight-line basis over the terms of the related leases, including periods for which no rent is due (typically referred to as “rent holidays”). Differences between revenues recognized and amounts due under respective lease agreements are recorded as increases or decreases, as applicable, to deferred rent receivable. Also included in rental revenue are certain tenant reimbursements and percentage rents determined in accordance with the terms of the leases. Income arising from tenant rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized only after the contingency has been resolved (e.g., sales thresholds have been achieved).

Sugar and Molasses Revenue Recognition:  Revenue from sugar sales is recorded when title to the product and risk of loss passes to third parties (generally this occurs when the product is shipped or delivered to customers) and when collection is reasonably assured.

Agricultural Costs:  Costs of growing and harvesting sugar cane are charged to the cost of inventory in the year incurred and to cost of sales as sugar is sold.

           Discontinued Operations:  The sales of certain income-producing assets are classified as discontinued operations if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold, and if the amount is considered material. Certain assets that are “held-for-sale,” based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Upon reclassification, depreciation ceases on assets reclassified as “held-for-sale.” Sales of land not under lease and residential houses and lots are generally considered inventory and are not included in discontinued operations.

Employee Benefit Plans:  The Company provides a wide range of benefits to existing employees and retired employees, including single-employer defined benefit plans, postretirement, defined contribution plans, post-employment and health care benefits. The Company records amounts relating to these plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current economic conditions and trends. The Company believes that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 10, “Employee Benefit Plans,” are reasonable based on its experience and on advice from its independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations.

Share-Based Compensation:  The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 12.

Earnings Per Share (“EPS”):  The computation of basic and diluted earnings per common share for all periods prior to Separation is calculated using the number of shares of A&B common stock outstanding on July 2, 2012, the first day of trading following the June 29, 2012 distribution of A&B common stock to Holdings shareholders, as if those shares were outstanding for those periods. For all periods prior to Separation, there were no dilutive shares because no actual A&B shares or share-based awards were outstanding prior to the Separation.

The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	2012	2011	2010

Denominator for basic EPS - weighted average shares outstanding	42.6	42.4	42.4
Effect of dilutive securities:
Outstanding stock options and restricted stock units	0.3	—	—
Denominator for diluted EPS - weighted average shares outstanding	42.9	42.4	42.4

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

During the year ended December 31, 2012, there were no anti-dilutive securities outstanding. During the years ended December 31, 2011 and 2010, there were no non-qualified stock options outstanding.

On January 21, 2013, the Company granted to employees, 49,965 shares of time-based restricted stock units, and 49,965 shares of performance share units. The time-based restricted stock units vests ratably over three years and the performance share units cliff vests over two years, provided that the minimum level of the two-year performance objective is achieved.

Income Taxes:  The Company will be included in the consolidated tax return of Matson, Inc. (formerly Alexander & Baldwin Holdings, Inc.) for results occurring prior to June 30, 2012. Subsequent to June 30, 2012, the Company will report as a separate taxpayer. The current and deferred income tax expense recorded in the condensed consolidated financial statements has been determined by applying the provisions of ASC 740 as if the Company were a separate taxpayer.

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the consolidated statements of income or balance sheets.

The Company has not recorded a valuation allowance for its deferred tax assets. A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.

Comprehensive Income (Loss):  Comprehensive income (loss) includes all changes in Equity, except those resulting from transactions with shareholders. Accumulated other comprehensive loss principally includes amortization of deferred pension and postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31 (in millions):

	2012	2011	2010
Unrealized components of benefit plans:
Pension plans	$(48.6)	$(48.7)	$(37.7)
Postretirement plans	1.4	1.4	0.6
Non-qualified benefit plans	—	(0.3)	(2.1)
Accumulated other comprehensive loss	$(47.2)	$(47.6)	$(39.2)

Environmental Costs:  Environmental exposures are recorded as a liability and charged to operations when an environmental liability has been incurred and can be reasonably estimated. If the aggregate amount of the liability and the amount and timing of cash payments for the liability are fixed or reliably determinable, the environmental liability is discounted. An environmental liability has been incurred when both of the following conditions have been met: (i) litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and (ii) based on available information, it is probable that the outcome of such litigation, claim, or assessment will be unfavorable. If a range of probable loss is determined, the Company will record the obligation at the low end of the range unless another amount in the range better reflects the expected loss. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as “held-for-sale.” The amounts of capitalized environmental costs were not material at December 31, 2012 or 2011.

Self-Insured Liabilities:  The Company is self-insured for certain losses that include, but are not limited to, employee health, workers’ compensation, general liability, real and personal property, and real estate construction warranty and defect claims. When feasible, the Company obtains third-party insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, and valuations provided by independent third-parties. Periodically, management reviews its assumptions and the valuations provided by independent third-parties to determine the adequacy of the Company’s self-insured liabilities.

Impact of Recently Issued Accounting Standards:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company adopted the standard effective January 1, 2012. The standard changed the presentation of the Company’s consolidated financial statements but did not affect the calculation of net income, comprehensive income or earnings per share.

Fair Value Measurement - In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The update to ASC 820, Fair Value Measurement, was issued to clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and improve the comparability of fair value measurements presented and disclosed in financial statements. The amendment expands the quantitative disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation process used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs. The amendment also specifies that the highest and best use valuation premise only applies to nonfinancial assets, and requires expanded disclosure about the reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The amendment also requires disclosure of the categorization by level of the fair value hierarchy for items that are not measured at fair value in the financial statements, but for which fair value is required to be disclosed. ASU 2011-04 was adopted by the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements and disclosures.

Rounding:  Amounts in the consolidated financial statements and Notes are rounded to the nearest tenth of a million, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

3.           RELATED PARTY TRANSACTIONS

Prior to Separation, Holdings was considered an affiliate of A&B and engaged in certain related party relationships with the Company, as more fully discussed below. Following the Separation, Holdings was no longer considered an affiliate of A&B.

Services and lease agreements.  Historically, an affiliate provided vessel management services to the Company for its bulk sugar vessel, the MV Moku Pahu, the cost of which was included in the cost of Agribusiness products and services. Additionally, the Company recognized lease income in Real Estate Leasing revenue for an industrial warehouse space in Savannah, Georgia, that was leased to an affiliate. The Company also recognized Agribusiness operating revenue for equipment and repair services provided to an affiliate, and was reimbursed at cost for various other services provided to an affiliate.

	2012	2011	2010

Vessel management services expenses	$(2.0)	$(4.0)	$(3.8)
Lease income from affiliate	2.1	4.4	3.8
Equipment and repair services income and other	1.4	2.7	2.7
Related party revenue, net	$1.5	$3.1	$2.7

Contributions.  Holdings, a prior affiliate, made contributions to the Company, net of distributions from the Company, totaling $154.5 million, $22.1 million, and $5.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. Distributions to Holdings represent dividends paid by the Company to shareholders of Holdings and contributions from Holdings consist of dividends and capital contributions received from a subsidiary of Holdings.

4.           DISCONTINUED OPERATIONS

The Company regularly evaluates and may sell selected properties from its portfolio when it believes the value of an asset has been maximized and the full fair market value for the asset can be realized.

During 2012, the sales of the Firestone Boulevard Building and Northpoint Industrial, two industrial properties in California, and two leased fee properties in Maui have been classified as discontinued operations. Northpoint Industrial was sold in January 2013, but has been classified as held for sale, as of December 31, 2012, in the consolidated balance sheets. Additionally, the revenues, expenses and operating profit from Northpoint have been classified as discontinued operations for all periods presented.

During 2011, the sales of Arbor Park Shopping Center, a retail property in Texas, Wakea Business Center II, a commercial facility on Maui, and a leased Maui property, have been classified as discontinued operations.

During 2010, the sales of a retail center on Oahu, a three-building industrial park in Ontario, California, an industrial warehouse property in Kent, Washington, a retail center on Maui, and various leased-fee parcels have been classified as discontinued operations. Additionally, a retail property on Maui that was held for sale at year-end was classified as discontinued operations.

The results of operations from these properties in prior years were reclassified from continuing operations to discontinued operations to conform to the current year’s accounting presentation. Consistent with the Company’s intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code.

The revenue, operating profit, income tax expense and after-tax effects of these transactions for 2012, 2011, and 2010, were as follows (in millions):

	2012	2011	2010

Proceeds from the sale of income-producing properties (Real Estate Sales Segment)	$8.9	$45.5	$117.1
Real Estate Leasing revenue (Real Estate Leasing Segment)	1.2	3.8	11.5

Gain on sale of income-producing properties	$4.0	$22.5	$48.6
Real Estate Leasing operating profit	0.7	2.3	6.9
Total operating profit before taxes	4.7	24.8	55.5
Income tax expense	1.9	9.9	20.1
Income from discontinued operations	$2.8	$14.9	$35.4
Basic earnings per share	$0.07	$0.35	$0.83
Diluted earnings per share	$0.07	$0.35	$0.83

5.           INVESTMENTS IN AFFILIATES

At December 31, 2012 and 2011, investments consisted principally of equity in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The amount of the Company’s investment at December 31, 2012 that represents undistributed earnings of investments in affiliates was approximately $0.4 million. Dividends and distributions from unconsolidated affiliates totaled $2.9 million in 2012, $0.8 million in 2011 and $1.5 million for 2010. The Company’s investments in affiliates totaled $319.9 million and  $290.8 million as of December 31, 2012 and 2011, respectively.

Operating results include the Company’s proportionate share of net income from its equity method investments. A summary of financial information for the Company’s equity method investments at December 31 is as follows (in millions):

	2012	2011

Current assets	$23.7	$21.3
Noncurrent assets	600.9	611.7
Total assets	$624.6	$633.0

Current liabilities	$9.3	$17.7
Noncurrent liabilities	120.2	111.7
Total liabilities	$129.5	$129.4

	Year Ended December 31,
	2012	2011	2010

Operating revenue	$29.8	$20.1	$29.7
Operating costs and expenses	32.5	32.5	23.2
Operating (loss) income	$(2.7)	$(12.4)	$6.5
Income (loss) from continuing operations	$(11.5)	$(15.1)	$6.7
Net income (loss)	$(11.5)	$(15.1)	$6.7

In April 2002, the Company entered into a joint venture with DMB Communities II, an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities (“DMB”), for the development of Kukui’ula, a master planned resort residential community located in Poipu, Kauai, planned for approximately 1,000 - 1,500 high-end residential units. The capital contributed by A&B to the joint venture, including the value of land initially contributed, net of joint venture earnings and losses, was $249.8 million as of December 31, 2012. Due to the joint venture’s obligation to complete improvements and amenities, the joint venture uses the percentage-of-completion method for revenue recognition. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment using the equity method. Due to the complex nature of cash distributions to the members, net income of the joint venture is allocated to the members, including the Company, using the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the net assets of the venture, excluding capital contributions and distributions made during the period.

The Company also had investments in various other joint ventures that operate or develop real estate. The Company does not have a controlling financial interest, but has the ability to exercise significant influence over the operating and financial policies of these joint ventures and, accordingly, accounts for its investments in these real estate ventures using the equity method of accounting.

During the second quarter of 2012, as a result of a change in its development strategy in connection with the Separation, A&B recorded non-cash impairments and equity losses totaling $9.8 million related to two of its three real estate development projects on the Mainland, of which $5.1 million relates to the Company’s Santa Barbara (CA) landholdings and $4.7 million relates to the Company’s joint venture investment in Bakersfield (CA) for a commercial development. The impairment write-downs to estimated fair values reflect the Company’s change to its development strategy to focus on development projects in Hawaii, and therefore, its related decision not to proceed with the development of these California real estate assets in the near term. In 2011, the Company recorded a $6.4 million reduction in the carrying value of its investment in Waiawa, a residential joint venture on Oahu, due to the joint venture’s termination of its development plans. In 2010, A&B recorded an impairment loss of approximately $1.9 million related to its Santa Barbara joint venture investment.

The fair values of the development projects that were written down were calculated based on valuation approaches that included the market approach, which utilized market comparables, as well as an expected cash flow approach in which cash flows under various scenarios are probability weighted and discounted to the present using an appropriate rate that corresponds to the timing of the cash flow.

The Company’s assets measured at fair value on a nonrecurring basis were follows (in millions):

	Total Fair Value Measurement as of Year End	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un-observable Inputs (Level 3)	Total Loss for the Year
Year Ended December 31, 2012:
Santa Barbara landholdings	$5.9	$—	$—	$5.9	$5.1
Bakersfield (CA) joint venture*	7.0	—	—	7.0	4.7
Total	$12.9	$—	$—	$12.9	$9.8

Year Ended December 31, 2011:
Waiawa joint venture	$1.6	$—	$—	$1.6	$6.4

Year Ended December 31, 2010
Santa Barbara landholdings	$11.0	$—	$—	$11.0	$1.9

* The Total Loss for the Year includes equity in losses of $3.9 million related to the write down of landholdings owned by the joint venture.

6.           PROPERTY

Property on the consolidated balance sheets includes the following (in millions):

	December 31,
	2012	2011
Buildings	$553.5	$556.1
Land	254.8	253.5
Machinery and equipment	200.2	193.7
Water, power and sewer systems	134.9	121.1
Other property improvements	83.0	67.6
Vessel	7.1	6.3
Subtotal	1,233.5	1,198.3
Accumulated depreciation	(394.8)	(367.7)
Property - net	$838.7	$830.6

7.           NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2012 and 2011, notes payable and long-term debt consisted of the following (in millions):

	2012	2011

Revolving Credit loans, (2.07% for 2012 and 1.24% for 2011)	$5.0	$112.0
Term Loans:
6.90%, payable through 2020	90.0	100.0
5.55%, payable through 2017	50.0	50.0
5.53%, payable through 2016	37.5	41.7
5.56%, payable through 2016	25.0	25.0
4.10%, payable through 2012	—	4.0
6.20%, payable through 2013, secured by Deere Valley Center	10.1	10.3
6.38%, payable through 2017, secured by Midstate 99 Distribution Ctr.	8.3	8.2
5.50%, payable through 2014, secured by Little Cottonwood Center	6.3	6.5
5.88%, payable through 2014, secured by Midstate 99 Distribution Ctr.	3.3	3.3
0.00%, payable through 2012	—	0.7
Total debt	235.5	361.7
Less current portion	(15.5)	(34.5)
Long-term debt	$220.0	$327.2

Long-term Debt Maturities: At December 31, 2012, debt maturities during the next five years and thereafter are $15.5 million in 2013, $14.3 million in 2014, $14.0 million in 2015, $14.0 million in 2016, $29.5 million for 2017 (which includes $5.0 million of revolving credit loans that mature in 2017 that the Company expects to refinance prior to maturity and an $8.3 million balloon payment on a real estate mortgage loan), and $148.2 million thereafter.

Revolving Credit Facilities: The Company has a revolving senior credit facility that provides for an aggregate  $260 million, 5-year unsecured commitment ("A&B Senior Credit Facility"), with an uncommitted $90 million increase option. The facility expires in June 2017. The A&B Senior Credit Facility also provides for a $100 million sub-limit for the issuance of standby and commercial letters of credit and a $50 million sub-limit for swing line loans. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin based on a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) pricing grid. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio, and limitations on priority debt. At December 31, 2012, $5.0 million was outstanding, $12.8 million in letters of credit had been issued against the facilities, and $242.2 million remained available for borrowing.

The Company has a replenishing three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $300 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the revolving senior credit facilities. The ability to draw additional amounts under the Prudential facility expires in June 2015 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2012, approximately $97.5 million was available under the facility.

The unused borrowing capacity under all revolving credit and term facilities as of December 31, 2012 totaled $339.7 million.

Real Estate Secured Term Debt:  In October 2010, the Company assumed secured debt in connection with the purchase of Little Cottonwood Center, a retail center in Sandy, Utah. In December 2008, A&B assumed secured debt under two notes in connection with the purchase of the Midstate 99 Distribution Center in Visalia, California. In June 2005, A&B assumed secured debt in connection with the purchase of Deere Valley Center, an office building in Phoenix, Arizona. The approximate book values of assets used in the Real Estate segments pledged as collateral under the foregoing credit agreements at December 31, 2012 was $54.7 million. There were no assets used in the Agribusiness segment that were pledged as collateral.

8.           LEASES—THE COMPANY AS LESSEE

Principal non-cancelable operating leases include land, office space and equipment leased for periods that expire through 2031. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $3.5 million, $3.4 million, and $3.4 million for 2012, 2011, and 2010, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis.

Future minimum payments under non-cancelable operating leases as of December 31, 2012 were as follows (in millions):
Operating Leases

2013	$2.4
2014	2.1
2015	0.7
2016	0.6
2017	0.6
Thereafter	5.7
Total minimum lease payments	$12.1

9.           LEASES—THE COMPANY AS LESSOR

The Company leases land, buildings, and land improvements under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2012 and 2011 were as follows (in millions):

	2012	2011

Leased property - real estate	$844.3	$843.9
Less accumulated depreciation	(130.8)	(114.2)
Property under operating leases - net	$713.5	$729.7

Total rental income, excluding tenant reimbursements, under these operating leases for each of the three years in the period ended December 31, 2012 was as follows (in millions):

	2012	2011	2010

Minimum rentals	$74.3	$74.3	$70.3
Contingent rentals (based on sales volume)	2.8	2.0	1.9
Total	$77.1	$76.3	$72.2

Future minimum rentals on non-cancelable leases at December 31, 2012 were as follows (in millions):

Operating Leases

2013	$71.3
2014	67.0
2015	56.9
2016	44.4
2017	30.6
Thereafter	125.6
Total	$395.8

10.           EMPLOYEE BENEFIT PLANS

The Company has funded single-employer defined benefit pension plans that cover substantially all non-bargaining unit employees and certain bargaining unit employees. In addition, the Company has plans that provide certain retiree health care and life insurance benefits to substantially all salaried and to certain hourly employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of credited service. The Company does not pre-fund these health care and life insurance benefits and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.

Plan Administration, Investments and Asset Allocations:  The Company has an Investment Committee that meets regularly with investment advisors to establish investment policies, direct investments and select investment options. The Investment Committee also is responsible for appointing investment managers. The Company’s investment policy permits investments in marketable equity securities, such as domestic and foreign stocks, domestic and foreign bonds, venture capital, real estate investments, and cash equivalents. The Company’s investment policy does not permit direct investment in certain types of assets, such as options or commodities, or the use of certain strategies, such as short selling or the purchase of securities on margin.

The Company’s investment strategy for its pension plan assets is to achieve a diversified mix of investments that provides for attractive long-term growth with an acceptable level of risk, but also to provide sufficient liquidity to fund ongoing benefit payments. The Company has engaged a number of investment managers to implement various investment strategies to achieve the desired asset class mix, liquidity and risk diversification objectives. The Company’s weighted-average asset allocations at December 31, 2012 and 2011, and 2012 year-end target allocation, by asset category, were as follows:

Target	2012	2011

Domestic equity securities	53%	50%	59%
International equity securities	15%	14%	14%
Debt securities	22%	18%	17%
Real estate	10%	5%	6%
Other and cash	-	-	13%	4%
Total	100%	100%	100%

The Company’s investments in equity securities primarily include domestic large-cap and mid-cap companies, but also include an allocation to small-cap and international equity securities. Equity investments do not include any direct holdings of the Company’s stock but may include such holdings to the extent that the stock is included as part of certain mutual fund holdings. Debt securities include investment-grade and high-yield corporate bonds from diversified industries, mortgage-backed securities, and U.S. Treasuries. Other types of investments include funds that invest in commercial real estate assets, and to a lesser extent, private equity investments in technology companies.

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions. One-, three-, and five-year pension asset returns (losses) were 14.9 percent, 8.3 percent, and (0.2) percent, respectively, and the long-term average return (since plan inception in 1989) has been approximately 8.3 percent. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.

The Company’s pension plan assets are held in a master trust and stated at estimated fair value, which is based on the fair values of the underlying investments. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, as amended, establishes a fair value hierarchy, which requires the pension plans to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy places the highest priority on unadjusted quoted market prices in active markets for identical assets or liabilities (level 1 measurements) and assigns the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs within the hierarchy are defined as follows:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:  Significant other observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect the pension plans’ own assumptions about the assumptions that market participants would use in pricing an asset or liability.

If the technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy, the lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

Equity Securities:  Domestic and international common stocks are valued by obtaining quoted prices on recognized and highly liquid exchanges.

Fixed Income Securities:  Corporate bonds and U.S. government treasury and agency securities are valued based upon the closing price reported in the market in which the security is traded. U.S. government agency, corporate asset-backed securities, and mortgage securities may utilize models, such as a matrix pricing model, that incorporates other observable inputs such as cash flow, security structure, or market information, when broker/dealer quotes are not available.

Real Estate, Private Equity, Managed Futures, and Insurance Contract Interests:  The fair value of real estate fund investments, private equity, and insurance contract interests are determined by the issuer based on the unit values of the funds. Unit values are determined by dividing the fund’s net assets by the number of units outstanding at the valuation date. Fair value for underlying investments in real estate is determined through a combination of independent property appraisals and market, income and cost valuation approaches. Fair value of underlying investments in private equity assets is determined based on one or more valuation techniques, such as the market or income valuation approach, utilizing information provided by the general partner and taking into consideration the purchase price of the underlying securities, developments concerning the investee company subsequent to the acquisition of the investment, financial data and projections of the investee company provided to the general partner, illiquidity and non-transferability, and such other factors as the general partner deems relevant. The fair value of managed futures fund investments is determined by the issuer based on the unit values of the fund. Unit values are determined by dividing the fund’s net assets by the number of units outstanding at the valuation date. Fair value of the underlying investments in the managed futures fund is determined through quoted market prices. Insurance contract interests consist of investments in group annuity contracts, which are valued based on the present value of expected future payments.

The fair values of the Company’s pension plan assets at December 31, 2012 and 2011, by asset category, are as follows (in millions):

	Fair Value Measurements as of
	December 31, 2012
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$12.7	$12.7	$—	$—
Equity securities:
U.S. large-cap	47.6	47.6	—	—
U.S. mid- and small-cap	23.6	23.6	—	—
International large-cap	16.0	5.8	10.2	—
Emerging market equity	4.1	—	4.1	—
Fixed income securities:
U.S. Treasuries	0.8	—	0.8	—
Investment grade U.S. corporate bonds	1.9	—	1.9	—
High-yield U.S. corporate bonds	6.1	—	6.1	—
Emerging market bonds	4.1	—	4.1	—
Mortgage-backed securities and other	12.5	—	12.5	—
Other types of investments:
Real estate partnership interests	7.8	—	—	7.8
Private equity partnership interests (a)	0.7	—	—	0.7
Managed futures fund	3.5	—	3.5	—
Insurance contracts	0.9	—	—	0.9
Total	$142.3	$89.7	$43.2	$9.4

	Fair Value Measurements as of
	December 31, 2011
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$5.3	$5.3	$—	$—
Equity securities:
U.S. large-cap	52.1	52.1	—	—
U.S. mid- and small-cap	24.1	24.1	—	—
International large-cap	14.1	14.1	—	—
Emerging market equity	3.8	3.8	—	—
Fixed income securities:
U.S. Treasuries	0.3	—	0.3	—
Municipal bonds	0.1	—	0.1	—
Investment grade U.S. corporate bonds	1.5	—	1.5	—
High-yield U.S. corporate bonds	4.9	—	4.9	—
Mortgage-backed securities and other	15.7	—	15.7	—
Other types of investments:
Real estate partnership interests	7.4	—	—	7.4
Private equity partnership interests (a)	0.8	—	—	0.8
Insurance contracts	0.7	—	—	0.7
Total	$130.8	$99.4	$22.5	$8.9

(a)	This category represents private equity funds that invest principally in U.S. technology companies.

The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the years ended December 31, 2012 and 2011 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real Estate	Private Equity	Insurance	Total

Beginning balance, January 1, 2011	$6.6	$1.1	$0.7	$8.4
Actual return on plan assets:
Assets held at the reporting date	1.0	—	—	1.0
Assets sold during the period	0.2	—	—	0.2
Purchases, sales and settlements	(0.4)	(0.3)	—	(0.7)
Ending balance, December 31, 2011	7.4	0.8	0.7	8.9
Actual return on plan assets:
Assets held at the reporting date	0.7	—	—	0.7
Assets sold during the period	0.3	0.3	—	0.6
Purchases, sales and settlements	(0.6)	(0.4)	0.2	(0.8)
Ending balance, December 31, 2012	$7.8	$0.7	$0.9	$9.4

Contributions are determined annually for each plan by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006 (the “Act”), and the maximum deductible contribution allowed for tax purposes. In 2012, the Company contributed approximately $2.6 million to its defined benefit pension plans. The Company did not make any contributions during 2011. In 2010, the Company contributed approximately $0.6 million. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service.

In 2007, the Company changed the traditional defined benefit pension plan formula for new non-bargaining unit employees hired after January 1, 2008 and replaced it with a cash balance defined benefit pension plan formula. Subsequently, effective January 1, 2012, the Company changed the benefits under its traditional defined benefit plans for non-bargaining unit employees hired before January 1, 2008 and replaced the benefit with the same cash balance defined benefit pension plan formula provided to those employees hired after January 1, 2008. Retirement benefits under the cash balance pension plan formula are based on a fixed percentage of employee eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate.

Benefit Plan Assets and Obligations:  The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2012 and 2011 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2012	2011	2012	2011

Change in Benefit Obligation
Benefit obligation at beginning of year	$173.6	$165.8	$11.4	$12.8
Service cost	2.4	3.4	0.1	0.2
Interest cost	8.2	9.3	0.5	0.7
Plan participants’ contributions	—	—	1.0	1.0
Actuarial (gain) loss	15.4	15.2	(0.3)	(1.3)
Benefits paid	(10.0)	(9.2)	(1.8)	(2.0)
Special or contractual termination benefits	0.1	—	—	—
Amendments	—	(10.9)	—	—
Benefit obligation at end of year	$189.7	$173.6	$10.9	$11.4
Change in Plan Assets
Fair value of plan assets at beginning of year	$130.8	$147.4	$—	$—
Actual return on plan assets	18.9	(7.4)	—	—
Employer contributions	2.6	—	—	—
Benefits paid	(10.0)	(9.2)	—	—
Fair value of plan assets at end of year	$142.3	$130.8	$—	$—

Funded Status and Recognized Liability	$(47.4)	$(42.8)	$(10.9)	$(11.4)

The accumulated benefit obligation for the Company’s qualified pension plans was $186.9 million and $170.9 million as of December 31, 2012 and 2011, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2012 and 2011 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2012	2011	2012	2011

Non-current assets	$1.4	$1.4	$—	$—
Current liabilities	—	—	(0.8)	(1.0)
Non-current liabilities	(48.8)	(44.2)	(10.1)	(10.4)
Total	$(47.4)	$(42.8)	$(10.9)	$(11.4)

Net loss (gain) (net of taxes)	$53.0	$53.6	$(1.4)	$(0.8)
Unrecognized prior service credit (net of taxes)	(4.4)	(4.9)	—	—
Total	$48.6	$48.7	$(1.4)	$(0.8)

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2012 and 2011 is shown below (in millions):

	2012	2011

Projected benefit obligation	$181.0	$165.9
Accumulated benefit obligation	$178.4	$163.5
Fair value of plan assets	$132.2	$121.7

The estimated prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 is ($0.8) million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2013 is $8.2 million. The estimated net gain for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2013 is $0.3 million. The estimated prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2013 is negligible.

Unrecognized gains and losses of the post-retirement benefit plans are amortized over five years. Although current health costs are expected to increase, the Company attempts to mitigate these increases by maintaining caps on certain of its benefit plans, using lower cost health care plan options where possible, requiring that certain groups of employees pay a portion of their benefit costs, self-insuring for certain insurance plans, encouraging wellness programs for employees, and implementing measures to mitigate future benefit cost increases.

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2012, 2011, and 2010, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$2.4	$3.4	$3.0	$0.1	$0.2	$0.2
Interest cost	8.2	9.3	9.2	0.5	0.7	0.7
Expected return on plan assets	(10.5)	(11.7)	(10.8)	—	—	—
Amortization of net loss (gain)	7.9	4.8	4.6	(0.2)	—	(0.2)
Amortization of prior service cost (credit)	(0.8)	0.6	0.6	—	—	—
Recognition of loss on special termination benefit	0.1	—	—	—	—	—
Net periodic benefit cost	7.3	6.4	6.6	0.4	0.9	0.7

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (net of tax)
Net loss (gain)	7.0	21.0	1.2	(0.4)	(0.8)	0.7
Amortization of unrecognized (loss) gain	(7.9)	(3.0)	(2.8)	0.3	—	(0.5)
Prior service credit	—	(6.7)	—	—	—	—
Amortization of prior service cost (credit)	0.8	(0.3)	(0.4)	—	—	—
Total recognized in other comprehensive income	(0.1)	11.0	(2.0)	(0.1)	(0.8)	0.2
Total recognized in net periodic benefit cost and
other comprehensive income	$7.2	$17.4	$4.6	$0.3	$0.1	$0.9

The weighted average assumptions used to determine benefit information during 2012, 2011, and 2010, were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2012	2011	2010	2012		2011		2010
Weighted Average Assumptions:
Discount rate	4.10%	4.80%	5.75%	4.10%		4.90%		5.75%
Expected return on plan assets	8.25%	8.25%	8.25%	—		—		—
Rate of compensation increase	3.00%	4.00%	4.00%	3.00%		4.00%		4.00%
Initial health care cost trend rate				8.00%		9.00%		10.00%
Ultimate rate				4.50%		5.00%		5.00%
Year ultimate rate is reached				202	0	201	6	201	6

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2012, 2011, and 2010 and the net periodic post-retirement benefit cost for 2012, 2011 and 2010, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2012	2011	2010	2012	2011	2010

Effect on total of service and interest cost components	$—	$—	$0.1	$—	$—	$—
Effect on post-retirement benefit obligation	$0.6	$0.5	$0.7	$(0.5)	$(0.5)	$(0.6)

Non-qualified Benefit Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax regulations. The obligations relating to these plans totaled $7.4 million at December 31, 2012. A 2.8 percent discount rate was used to determine the 2012 obligation. The expense associated with the non-qualified plans was $0.9 million in 2012, $1.6 million in 2011, and $6.1 million in 2010. As of December 31, 2012, the amount recognized in accumulated other comprehensive income for unrecognized loss, net of tax, was approximately $2.3 million, and the amount recognized as unrecognized prior service credit, net of tax, was ($2.4) million. The estimated net loss and prior service credit, net of tax, that will be recognized in net periodic pension cost in 2013 is ($0.1) million.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years are as follows (in millions):

	Pension	Non-qualified	Post-retirement
Year	Benefits	Plan Benefits	Benefits

2013	$9.8	$0.2	$0.8
2014	10.0	0.1	0.9
2015	10.2	0.7	0.9
2016	10.5	3.7	0.9
2017	10.7	0.1	0.9
2018-2022	58.0	1.4	3.2

Current liabilities of approximately $1.1 million, related to non-qualified plan and postretirement benefits, are classified as accrued and other liabilities in the consolidated balance sheet as of December 31, 2012.

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Internal Revenue Code and provides matching contributions of up to 3 percent of eligible employee compensation. For 2010, the 401(k) matching contributions were suspended for all employees who are participants in the Company’s defined benefit plan, but was reinstated starting in 2011. The Company’s matching contributions expensed under these plans totaled $0.7 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively. The Company also maintains profit sharing plans, and if a minimum threshold of Company performance is achieved, provides contributions of 1 percent to 3 percent, depending upon Company performance above the minimum threshold. In 2009, the profit sharing plan was suspended, but was reinstated starting in 2011. There was no profit sharing contribution expense recorded in 2012 and 2011 for these plans.

11.           INCOME TAXES

The income tax expense on income from continuing operations for each of the three years in the period ended December 31, 2012 consisted of the following (in millions):

	2012	2011	2010
Current:
Federal	$9.8	$12.8	$5.5
State	1.8	3.0	1.1
Current	11.6	15.8	6.6
Deferred:
Federal	(10.6)	(6.4)	(7.1)
State	(2.2)	(2.8)	(1.2)
Deferred	(12.8)	(9.2)	(8.3)
Total continuing operations tax expense (benefit)	$(1.2)	$6.6	$(1.7)

Income tax expense for 2012, 2011, and 2010 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2012	2011	2010

Computed federal income tax expense	$5.8	$5.3	$(1.4)
State income taxes	0.3	1.1	(0.3)
Charitable contribution	(3.5)	—	(0.8)
Solar tax credits	(2.9)	—	—
Other—net	(0.9)	0.2	0.8
Income tax expense (benefit)	$(1.2)	$6.6	$(1.7)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2012	2011
Deferred tax assets:
Benefit plans	$32.2	$29.5
Capitalized costs	17.8	15.8
Charitable contribution	4.0	0.6
Basis differences for property and equipment	3.6	8.0
Joint ventures and other investments	5.5	4.7
Impairment and amortization	4.1	—
Insurance and other reserves	5.4	5.7
Other	3.7	1.1
Total deferred tax assets	76.3	65.4

Deferred tax liabilities:
Tax-deferred gains on real estate transactions	211.4	213.0
FASB 13 rent income and advanced rent	8.1	6.9
Other	1.9	6.1
Total deferred tax liabilities	221.4	226.0

Net deferred tax liability	$145.1	$160.6

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. The net tax benefits from share-based transactions were $4.3 million and $1.4 million for 2012 and 2011, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to equity in the consolidated statements of equity.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2010	$2.7
Additions for tax positions of prior years	—
Additions for tax positions of current year	—
Reductions for tax positions of prior years	(0.2)
Reductions for lapse of statute of limitations	—
Balance at December 31, 2010	2.5
Additions for tax positions of prior years	—
Additions for tax positions of current year	—
Reductions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at December 31, 2011	2.5
Additions for tax positions of prior years	—
Additions for tax positions of current year	—
Reductions for tax positions of prior years	(2.5)
Reductions for lapse of statute of limitations	—
Balance at December 31, 2012	$—

Upon Separation, the Company’s unrecognized tax benefits were reflected on Matson Inc.’s (“Matson”) financial statements because Matson is considered the successor parent to the former Alexander & Baldwin, Inc. affiliated tax group. In connection with the Separation, the Company entered into a Tax Sharing Agreement with Matson and established a liability of $1 million representing the fair value of the indemnity to Matson in the event the Company’s pre-Separation unrecognized tax benefits are not realized.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of December 31, 2012 the amounts of accrued interest and penalties were not material.

The Company is routinely involved in state and local income tax audits.

12.           SHARE-BASED AWARDS

Effective as of the completion of the Separation, all Holdings restricted stock units (“RSUs”) held on June 29, 2012 (the “Distribution Date”) by A&B employees were canceled and replaced with A&B RSUs with terms and conditions substantially identical to the terms and conditions applicable to the Holdings RSUs. Additionally, effective as of the completion of the Separation, all Holdings stock options held by A&B employees were canceled and replaced with A&B stock options with terms and conditions substantially identical to the terms and conditions applicable to the Holdings stock options. The number of shares and exercise price of each replacement award were adjusted in order to preserve the aggregate intrinsic value of the awards held by such employee.

The replacement of awards described above constitutes a “modification” under Financial Accounting Standards Board Accounting Standards Codification Topic ASC 718, Compensation-Stock Compensation. Accordingly, the Company measured the excess of the fair value of the replacement awards over the fair value of the replaced awards and recorded cumulative and incremental non-cash share-based compensation expense of $1.2 million in 2012. The remaining $0.8 million of incremental share-based compensation expense will be amortized over a weighted average vesting period of approximately one year.

2012 Incentive Compensation Plan (“2012 Plan”): The replacement awards were made under the Company’s new 2012 Incentive Compensation Plan, which became effective as of the Separation, and allows for the granting of stock options, restricted stock units, and common stock. Under the 2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of December 31, 2012, 1,558,616 shares of the Company’s common stock remained available for future issuance, which is net of outstanding equity awards replaced in the Separation. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.

The 2012 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs, as more fully described below.

Discretionary Grant Program – Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100 percent of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of 10 years.

Stock Issuance Program – Under the Stock Issuance Program, shares of common stock or restricted stock units may be granted. Equity awards granted may be designated as time-based or performance-based.

Automatic Grant Program –At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting. Awards of restricted stock units granted under the program generally vest ratably over three years.

The Company estimates the fair value of its stock options using a Black-Scholes-Merton option-pricing model. The weighted average modification-date fair value of the replacement options was $7.70 per option, using the following weighted average assumptions:

Stock price	$25.17
Expected volatility	38.6%
Expected term (in years)	1.5
Risk-free interest rate	0.3%
Dividend yield	—

•	Expected volatility was primarily determined using the historical volatility of A&B peers’ common stock over the expected term.

•
The expected term of the awards represents expectations of future employee exercise and post-vesting termination behavior and was primarily based on historical experience. The Company analyzed various groups of employees and considers expected or unusual trends that would likely affect this assumption.

•	The risk free interest rate was based on U.S. Government treasury yields for periods equal to the expected term of the option.

•	The expected dividend yield is based on the Company’s current dividend policy.

Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, significantly affect the related amounts recognized in the consolidated statements of income.

The following table summarizes 2012 stock option activity for the Company’s plans (in thousands, except exercise price amounts):

		Weighted	Weighted
		Average	Average	Aggregate
	2012	Exercise	Contractual	Intrinsic
	Plan	Price	Life	Value

Outstanding, January 1, 2012	—	—
Replacement awards granted upon Separation	2,410.1	$20.01
Exercised	(687.4)	$21.51
Forfeited and expired	—	—
Outstanding, December 31, 2012	1,722.7	$19.41	5.8	$16,419

Vested or expected to vest	1,705.5	$19.41	5.8	$16,255
Exercisable, December 31, 2012	1,231.8	$19.36	4.9	$11,806

The following table summarizes 2012 non-vested common stock and restricted stock unit activity (in thousands, except weighted-average, grant-date fair value amounts):

2012
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2012	—	—
Replacement awards granted upon Separation	316.8	$20.23
Granted	13.2	$25.30
Vested	—	—
Canceled	—	—
Outstanding, December 31, 2012	330.0	$20.43

A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards has both service and performance conditions and vest over three years, provided specified performance targets related to the first year of the vesting period are achieved. No awards that contained both service and performance conditions vested in 2012.

The table below presents a summary of the compensation cost and other disclosures related to share-based payment arrangements. For periods prior to the Separation, compensation cost and other share-based disclosures are presented as if the Company had separated from Holdings prior to the earliest period presented.

	2012	2011	2010
Share-based expense (net of estimated forfeitures):
Stock options	$1.1	$1.2	$1.0
Incremental share-based compensation cost related to Separation	1.2	—	—
Non-vested stock & restricted stock units	3.1	3.6	3.9
Total share-based expense	5.4	4.8	4.9
Total recognized tax benefit	(1.8)	(1.2)	(1.6)
Share-based expense (net of tax)	$3.6	$3.6	$3.3

Cash received upon option exercise	$20.9	$6.1	$6.0
Intrinsic value of options exercised	$13.4	$3.5	$1.9
Tax benefit realized upon option exercise	$2.3	$1.3	$0.7
Fair value of stock vested	$4.2	$5.5	$3.3

As of December 31, 2012, there was $1.1 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately 0.9 years. As of December 31, 2012, unrecognized compensation cost related to restricted stock units was $3.0 million. The unrecognized cost for non-vested stock and restricted stock units is expected to be recognized over a weighted average period of 1.5 years.

13.           COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies:  Commitments and financial arrangements, excluding lease commitments that are described in Note 8, included the following as of December 31, 2012 (in millions):

Standby letters of credit	(a)	$12.8
Bonds	(b)	$36.1

These amounts are not recorded on the Company’s consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities, and relate to the Company’s real estate activities. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit has been drawn upon to date, and the Company believes it is unlikely that any of these letters of credit will be drawn upon.

(b)
Represents construction bonds related to real estate projects in Hawaii. In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities in order to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety. In prior years, the Company recorded liabilities at fair value for several indemnities it provided in connection with surety bonds issued to cover construction activities, such as project amenities, roads, utilities, and other infrastructure, at its joint ventures. The recorded amount of the liabilities was not material at December 31, 2012 and 2011. Under the indemnities, the Company and its joint venture partners agreed to indemnify the surety bond issuer from all loss and expense arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date. As of December 31, 2012, the maximum potential amount of aggregate future payments under bonds outstanding was $21.8 million, computed as $38.3 million of bonds outstanding, less the value of work completed, which totaled approximately $16.5 million. The Company and its joint venture partners also entered into mutual indemnification agreements under which each partner agrees to indemnify the other partner for its share of the obligation under the bonds. Including amounts recoverable from the Company’s joint venture partners under the mutual indemnification agreements, the Company’s maximum potential amount of aggregate future payments under indemnities at December 31, 2012 was approximately $21.7 million.

Other Obligations: Certain of the businesses in which the Company holds a non-controlling interest have long-term debt obligations. One of the Company’s joint ventures has a $10 million loan that matures in August 2015. As a condition to providing the loan to the joint venture, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement is not material, and as of December 31, 2012, the Company had not paid any amounts under the guaranty.

Other than obligations described above, investee obligations do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment. These investments are more fully described in Note 5.

Environmental Matters:  As with most companies in its industries, the Company’s real estate and agricultural businesses have certain risks that could result in expenditures for environmental remediation. It is the Company’s policy, as part of its due diligence process for all acquisitions, to use third- party environmental consultants to investigate the environmental risks and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that the Company will avoid material liabilities relating to environmental matters affecting properties currently or previously owned by the Company. No estimate of such potential liabilities can be made although the Company may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, the Company takes steps prior to acquisition to gain assurance as to the precise scope of work required and costs associated with removal, site restoration or monitoring, using detailed investigations by environmental consultants. The Company believes that based on all information available to it, the Company is in compliance, in all material respects, with applicable environmental laws and regulations.

In late 2003, the Company paid $1.6 million to settle a claim for payment of environmental remediation costs incurred by the current owner of a sugar refinery site in Hawaii that previously was sold by the Company in 1994. In connection with this settlement, the Company assumed responsibility to remediate certain parcels of the site and accrued an obligation of approximately $1.8 million for the estimated remediation costs. The commencement of environmental cleanup is dependent upon studies to be approved by the Department of Health of the State of Hawaii, which has not occurred as of December 31, 2012.

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

In March 2011, the Environmental Protection Agency (“EPA”) published nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which would apply to Hawaiian Commercial & Sugar Company’s three boilers at the Puunene Sugar Mill. The EPA subsequently reconsidered the March 2011 rule, and on December 21, 2012, EPA announced that it had finalized a revised Boiler MACT rule; the final rule was published in the Federal Register on January 31, 2013. The effective date of the rule is April 1, 2013, with compliance required by April 1, 2016.

The Company is currently evaluating the final rule and assessing its compliance options.  Based on a preliminary review, EPA has made significant revisions from the March 2011 final rule addressing two of industry’s primary concerns:  technical achievability and compliance time.  As a result, the Puunene Mill boilers are capable of meeting most of the emissions limits specified in the final rule and will not require expensive upgrades to the existing particulate matter controls.  However, the boilers are not currently able to consistently meet new limits on carbon monoxide emissions during bagasse firing.  This is due in large part to the highly variable nature of bagasse fuel. As a result, at minimum improvements to combustion controls and monitoring will be required on all three boilers.

The Company has begun the process of assessing current carbon monoxide emissions during bagasse firing, and will need to complete an engineering evaluation in order to develop a plan for coming into compliance with the new rule.  The compliance deadline for this rule will be three years from the date of publication of the final rule in the Federal Register (i.e., April 1, 2016), with the option for states to grant a one-year extension.  A preliminary estimate of anticipated compliance costs based on currently available information is in the range of $1 to $5 million. This estimate will be refined as the engineering evaluation proceeds.

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), a wholly-owned subsidiary of the Company, as a defendant. After motions to dismiss the complaint, and amended complaints, certain claims against the defendants remain and McBryde Resources and Alexander & Baldwin, LLC are defending the lawsuit. Discovery is ongoing. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on A&B’s consolidated financial statements as a whole.

The Company is subject to possible climate change legislation, regulation and international accords. At various times, bills related to climate change, such as limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits, have been introduced in the U.S. Congress. In addition, the EPA is in the process of adopting and implementing regulations limiting greenhouse gas emissions in lieu of Congressional action. If enacted, such regulations could impose significant additional costs on the Company, including increased energy costs, higher material prices, and costly mandatory vessel and equipment modifications. The Company is unable to predict, at this time, the outcome or financial impact, if any, of future climate change related legislation.

14.           OPERATING SEGMENTS

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company’s chief operating decision maker is its Chief Executive Officer. Based on the foregoing, the Company has three groups of products and services that are provided by its three segments that operate in two industries: Real Estate and Agribusiness.

The Real Estate Industry consists of two operating segments. The Real Estate Development and Sales segment generates its revenues through the investment in and development and sale of land, commercial and residential properties. The Real Estate Leasing operating segment owns, operates, and manages retail, office, and industrial properties. When property that was previously leased is sold, the sales revenue and operating profit are included with the Real Estate Sales segment.

Agribusiness, which consists of one segment, grows sugar cane; produces bulk raw sugar, specialty food-grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance and repair services in Hawaii; and generates and sells, to the extent not used in the Company’s operations, electricity.

The accounting policies of the operating segments are described in the summary of significant accounting policies. Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses, and income taxes. Transactions between reportable segments are accounted for on the same basis as transactions with unrelated third parties.

Raw sugar revenues from the Company’s largest customer, C&H Sugar Company, Inc., exceeded 10 percent of total consolidated revenues and totaled $117.5 million, $93.2 million, and $95.3 million in 2012, 2011, and 2010, respectively.

Operating segment information for 2012, 2011, and 2010 is summarized below (in millions):

For the Year	2012	2011	2010
Revenue:
Real Estate:
Leasing	$100.6	$99.7	$93.8
Development and Sales	32.2	59.8	131.0
Less amounts reported in discontinued operations1	(10.1)	(49.3)	(128.6)
Agribusiness2	182.3	157.5	165.6
Reconciling Items 3	(8.3)	—	—
Total revenue	$296.7	$267.7	$261.8
Operating Profit:
Real Estate:
Leasing	$41.6	$39.3	$35.3
Development and Sales4	(4.4)	15.5	50.1
Less amounts reported in discontinued operations1	(4.7)	(24.8)	(55.5)
Agribusiness2	20.8	22.2	6.1
Total operating profit	53.3	52.2	36.0
Interest expense, net	(14.9)	(17.1)	(17.3)
General corporate expenses	(15.1)	(19.9)	(22.7)
Separation costs	(6.8)	—	—
Income from continuing operations before income taxes	16.5	15.2	(4.0)
Income taxes	(1.2)	6.6	(1.7)
Income from continuing operations	17.7	8.6	(2.3)
Discontinued operations	2.8	14.9	35.4
Net income	$20.5	$23.5	$33.1

1	Prior year amounts restated for amounts treated as discontinued operations.

2	Includes a $4.9 million gain in 2010 related to an agriculture disaster relief payment for drought experienced in prior years.

3
Represent the sale of a 286-acre agricultural parcel in the third quarter of 2012 classified as “Gain on sale of agricultural parcel” in the consolidated statement of income, but reflected as revenue for segment reporting purposes.

4
The Real Estate Development and Sales segment includes approximately ($8.3) million equity in loss, ($7.9) million equity in loss and $2.0 million in equity in earnings from its various real estate joint ventures for 2012, 2011 and 2010, respectively. Included in operating profit are noncash impairment and equity losses of $9.8 million (Bakersfield joint venture and Santa Barbara real estate project) in 2012 and $6.4 million (Waiawa real estate joint venture) in 2011.

OPERATING SEGMENTS (CONTINUED)

As of December 31:	2012	2011	2010
Identifiable Assets:
Real Estate:
Real estate leasing	$771.3	$772.0	$761.3
Real estate development and sales5	504.8	451.5	420.3
Agribusiness	149.9	157.8	153.3
Other	11.3	5.3	6.6
Total assets	$1,437.3	$1,386.6	$1,341.5
Capital Expenditures:
Real Estate:
Real estate leasing6	$23.1	$43.6	$164.7
Real estate development and sales7	—	5.2	0.1
Agribusiness8	31.7	10.5	6.8
Other	—	—	0.3
Total capital expenditures9	$54.8	$59.3	$171.9
Depreciation and Amortization:
Real Estate:
Real estate leasing1	$22.0	$21.6	$20.3
Real estate development and sales	0.2	0.2	0.2
Agribusiness	11.6	11.9	12.7
Other	1.3	1.1	2.0
Total depreciation and amortization	$35.1	$34.8	$35.2

5
The Real Estate Development and Sales segment includes approximately $319.7 million, $290.1 million, and $274.8 million related to its investment in various real estate joint ventures as of December 31, 2012, 2011, and 2010, respectively.

6	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

7
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows and excludes investment in joint ventures classified as Cash Flows from Investing Activities. Operating cash flows for expenditures related to real estate developments were $37.2 million, $13.8 million, and $21.6 million for 2012, 2011, and 2010, respectively. Investments in joint ventures were $17.4 million, $27.9 million, and $100.5 million in 2012, 2011, and 2010, respectively.

8	Includes $21.8 million of capital related to the Company’s Port Allen solar project before tax credits.

9
Total capital expenditures for segment disclosure purposes includes tax-deferred property purchases of $9.4 million, $39.1 million, and $148.4 million for the years ended 2012, 2011, and 2010, respectively, that are treated as non-cash transactions, and therefore, not included in Capital Expenditures for properties and developments on the Consolidated Statements of Cash Flows.

15.            QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2012 are listed below (in millions, except per-share amounts):

	2012
	Q1	Q2	Q3	Q4
Revenue:
Real Estate:
Leasing	$25.5	$25.5	$24.9	$24.7
Sales	11.4	7.0	8.4	5.4
Less amounts reported in discontinued operations 1	(9.3)	(0.3)	(0.3)	(0.2)
Agribusiness	13.6	39.9	67.9	60.9
Reconciling Items 2	—	—	(8.3)	—
Total Revenue	$41.2	$72.1	$92.6	$90.8
Operating Profit (Loss):
Real Estate:
Leasing	10.7	10.5	10.2	10.2
Sales3	0.9	(9.9)	3.3	1.3
Less amounts reported in discontinued operations1	(4.1)	(0.2)	(0.2)	(0.2)
Agribusiness	3.5	7.0	9.1	1.2
Total operating profit	11.0	7.4	22.4	12.5
Interest Expense	(4.1)	(4.0)	(3.6)	(3.2)
General Corporate Expenses	(4.7)	(4.0)	(3.0)	(3.4)
Separation costs	(1.7)	(4.4)	(0.7)	—
Income (Loss) From Continuing Operations before Income Taxes	0.5	(5.0)	15.1	5.9
Income tax expense (benefit)	0.2	(0.5)	1.8	(2.7)
Income (Loss) From Continuing Operations	0.3	(4.5)	13.3	8.6
Discontinued Operations1	2.5	0.1	0.1	0.1
Net Income	$2.8	$(4.4)	$13.4	$8.7

Earnings Per Share:
Basic	$0.07	$(0.10)	$0.31	$0.20
Diluted	$0.07	$(0.10)	$0.31	$0.20

1	See Note 4 for discussion of discontinued operations.

2
Represent the sale of a 286-acre agricultural parcel in the third quarter of 2012 classified as “Gain on sale of agricultural parcel” in the consolidated statement of income, but reflected as revenue for segment reporting purposes.

3
The Real Estate Development and Sales segment operating profit for the second quarter of 2012 includes noncash impairment and equity losses of $9.8 million related to the Company’s Bakersfield and Santa Barbara real estate projects.

Segment results by quarter for 2011 are listed below (in millions, except per-share amounts):

	2011
	Q1	Q2	Q3	Q4
Revenue:
Real Estate:
Leasing	$26.0	$25.1	$24.4	$24.2
Sales	19.7	28.0	9.3	2.8
Less amounts reported in discontinued operations 1	(15.7)	(23.5)	(9.2)	(0.9)
Agribusiness	15.8	43.4	37.1	61.2
Reconciling Items	—	—	—	—
Total Revenue	$45.8	$73.0	$61.6	$87.3
Operating Profit (Loss):
Real Estate:
Leasing	10.6	10.4	9.2	9.1
Sales	12.0	10.6	3.5	(10.6)
Less amounts reported in discontinued operations1	(7.4)	(9.4)	(7.3)	(0.7)
Agribusiness	2.6	8.5	3.8	7.3
Total operating profit	17.8	20.1	9.2	5.1
Interest Expense	(4.3)	(4.2)	(4.4)	(4.2)
General Corporate Expenses	(4.1)	(4.1)	(4.7)	(7.0)
Income (Loss) From Continuing Operations before Income Taxes	9.4	11.8	0.1	(6.1)
Income tax expense (benefit)	4.1	5.1	—	(2.6)
Income (Loss) From Continuing Operations	5.3	6.7	0.1	(3.5)
Discontinued Operations1	4.5	5.6	4.4	0.4
Net Income	$9.8	$12.3	$4.5	$(3.1)

Earnings Per Share:
Basic	$0.23	$0.29	$0.10	$(0.07)
Diluted	$0.23	$0.29	$0.10	$(0.07)

1	See Note 4 for discussion of discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

A. Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

B. Internal Control over Financial Reporting

(a)           Management’s Annual Report on Internal Control Over Financial Reporting

The management of Alexander & Baldwin, Inc. has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting only provides reasonable assurance with respect to financial statement presentation and preparation and cannot provide absolute assurance that all control issues and instances of fraud, if any, will be detected. Management does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. Additionally, the design of a control system must consider the benefits of the controls relative to their costs. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

(b)           Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on  criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 28, 2013

(c)         Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.           Directors

For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2013 Annual Meeting of Shareholders (“A&B’s 2013 Proxy Statement”), which section is incorporated herein by reference.

B.           Executive Officers

The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of February 15, 2013, and present and prior positions with A&B and business experience for the past five years are given below.

Generally, the term of office of executive officers is at the pleasure of the Board of Directors.  For a discussion of compliance with Section 16(a) of the Exchange Act by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2013 Proxy Statement, which subsection is incorporated herein by reference.  For a discussion of change in control agreements and an Executive Transition Agreement between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2013 Proxy Statement, which subsections are incorporated herein by reference.

References herein to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its reorganization into Alexander & Baldwin Holdings, Inc.

Christopher J. Benjamin (49)
President and Chief Operating Officer of A&B, 6/12-present; President of Land Group, 9/11-6/12; President of A&B Properties, Inc., 9/11-present; Senior Vice President of A&B Predecessor, 7/05-8/11; Chief Financial Officer of A&B Predecessor, 2/04-8/11; Treasurer of A&B Predecessor, 5/06-8/11; Plantation General Manager, Hawaiian Commercial & Sugar Company, 3/09-3/11; first joined A&B Predecessor or a subsidiary in 2001.

Meredith J. Ching (56)
Senior Vice President (Government & Community Relations) of A&B, 6/12-present; Senior Vice President (Government & Community Relations) of A&B Predecessor, 6/07-6/12; Vice President of A&B Predecessor, 10/92-6/07; first joined A&B Predecessor or a subsidiary in 1982.

Nelson N. S. Chun (60)
Senior Vice President and Chief Legal Officer of A&B, 6/12-present; Senior Vice President and Chief Legal Officer of A&B Predecessor, 7/05-6/12; Vice President and General Counsel of A&B Predecessor, 11/03-6/05; first joined A&B Predecessor or a subsidiary in 2003.

Paul K. Ito (42)
Senior Vice President, Chief Financial Officer, Treasurer and Controller of A&B, 6/12-present; Vice President of A&B Predecessor, 4/07-6/12; Controller of A&B Predecessor, 5/06-6/12; Director, Internal Audit of A&B Predecessor, 4/05-4/06; first joined A&B Predecessor or a subsidiary in 2005.

Stanley M. Kuriyama (59)
Chairman and Chief Executive Officer of A&B, 6/12-present; Chief Executive Officer of A&B Predecessor, 1/10-6/12; President of A&B Predecessor, 10/08-6/12; President and Chief Executive Officer, A&B Land Group, 7/05-9/08; Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-9/08; first joined A&B Predecessor or a subsidiary in 1992.

George M. Morvis (45)
Vice President (Corporate Development) of A&B 6/12-present; Vice President (Corporate Development) of A&B Predecessor 1/12-6/12; Managing Director of Financial Shares Corporation, 10/94-1/12; President and CEO of F.S.C. Hawaii, Inc., 10/94-1/12; joined A&B Predecessor or a subsidiary in 2012.

Son-Jai Paik (40)
Vice President (Human Resources) of A&B, 6/12-present; Vice President (Human Resources) of A&B Predecessor, 1/07-6/12; Vice President, Human Resources, LINA Korea, CIGNA Corporation, 3/03-12/06; first joined A&B Predecessor or a subsidiary in 2007.

C.           Corporate Governance

For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2013 Proxy Statement, which section is incorporated herein by reference.

D.           Code of Ethics

For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2013 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2013 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2013 Proxy Statement, which section and subsection are incorporated herein by reference.  See the Equity Compensation Plan Information table in Item 5 of Part II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2013 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2013 Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.           Financial Statements

The financial statements are set forth in Item 8 of Part II above.

B.           Financial Statement Schedules

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

Alexander & Baldwin, Inc. and Subsidiaries
December 31, 2012
(in millions)
		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land	Buildings and Improve-ments	Total	Accumulated Depreciation (2)	Date of Construction	Date Acquired/ Completed

Real Estate Leasing Segment
Industrial
Komohana Industrial Park (HI)	$—	$25.2	$10.8	$0.4	$—	$25.2	$11.2	$36.4	$(0.8)	1990	2010
P&L Warehouse (HI)	—	—	—	1.0	—	—	1.0	1.0	(0.6)	1970
Port Allen (HI)	—	—	0.7	1.9	—	—	2.6	2.6	(3.2)	1985, 1993
Waipio Industrial (HI)	—	19.6	7.7	0.3	—	19.6	8.0	27.6	(1.0)	1988-1989	2009
Activity Distribution Center (CA)	—	9.9	15.1	1.0	—	9.9	16.1	26.0	(1.9)	1991	2009
Centennial Plaza (UT)	—	2.1	5.6	1.3	—	2.1	6.9	9.0	(1.7)	1979	2003
Heritage Business Park (TX)	—	18.8	74.8	9.5	—	18.8	84.3	103.1	(12.1)	1997-2002	2007
Midstate 99 Distribution Ctr. (CA)	11.5	2.7	29.6	1.1	—	2.7	30.7	33.4	(3.4)	2002-2008	2008
Northpoint Industrial (CA)	—	3.5	6.9	0.8	—	3.5	7.7	11.2	(1.1)	1991	2009
Republic Distribution Center (TX)	—	0.3	15.8	2.7	—	0.3	18.5	18.8	(2.1)	2007	2008
Savannah Logistics Park (GA)	—	7.1	37.9	8.4	—	7.1	46.3	53.4	(5.0)	2008	2008
Sparks Business Center (NV)	—	3.2	17.2	2.8	—	3.2	20.0	23.2	(5.9)	1996-1998	2002
Office :
Mililani South (HI)	—	7.5	3.5	0.1	—	7.5	3.6	11.1	(0.1)	1992 & 2006	2012
Judd Building (HI)	—	1.0	2.1	1.0	—	1.0	3.1	4.1	(1.5)	1898/1979	2000
Kahului Office Building (HI)	—	1.0	0.4	3.4	—	1.0	3.8	4.8	(6.1)	1974
Kahului Office Center (HI)	—	—	—	5.0	—	—	5.0	5.0	(3.0)	1991
Lono Center (HI)	—	—	1.4	0.8	—	—	2.2	2.2	(1.1)	1973	1991
Maui Clinic Building (HI)	—	—	—	0.5	—	—	0.5	0.5	(0.1)	1958	2008
Stangenwald Building (HI)	—	1.8	1.0	1.1	—	1.8	2.1	3.9	(1.1)	1901/1980	1996
Concorde Commerce Center (AZ)	—	3.9	20.9	3.1	—	3.9	24.0	27.9	(3.6)	1998	2006
Deer Valley Financial Center (AZ)	10.1	3.4	19.2	2.6	—	3.4	21.8	25.2	(4.5)	2001	2005
2890 Gateway Oaks (CA)	—	1.7	10.8	1.1	—	1.7	11.9	13.6	(2.1)	1999	2006
Issaquah Office Center (WA)	—	11.6	9.9	—	—	11.6	9.9	21.5	(0.3)	1994	2011
Ninigret Office X and XI (TX)	—	3.1	17.7	2.6	—	3.1	20.3	23.4	(4.5)	1999 & 2002	2006
1800/ 1820 Preston Park (TX)	—	4.5	19.9	3.3	—	4.5	23.2	27.7	(4.2)	1997-1998	2006
2868 Prospect Park (CA)	—	2.9	18.1	7.2	—	2.9	25.3	28.2	(10.7)	1998	1998
San Pedro Plaza (TX)	—	4.6	11.9	7.4	—	4.6	19.3	23.9	(8.2)	1985	1998, 2000
Union Bank (WA)	—	3.4	10.5	0.4	—	3.4	10.9	14.3	(0.5)	1993 & 2008	2011
Retail :
Gateway at Mililani Mauka N. (HI)	—	3.2	0.8	7.0	—	3.2	7.8	11.0	—	2008	2011
Gateway at Mililani Mauka S. (HI)	—	—	—	—	—	—	—	—	—	1992 & 2006	2012
Kahului Shopping Center (HI)	—	—	—	2.4	—	—	2.4	2.4	(1.3)	1951
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	1.7	—	—	15.1	15.1	(4.3)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	1.4	—	2.7	12.0	14.7	(2.7)	2004	2002
Lahaina Square (HI)	—	4.6	3.7	0.2	—	4.6	3.9	8.5	(0.2)	1973	2010
Lanihau Marketplace (HI)	—	9.4	13.2	0.4	—	9.4	13.6	23.0	(0.9)	1987	2010
Maui Mall (HI)	—	0.1	9.2	16.6	—	0.1	25.8	25.9	(14.9)	1971
Port Allen Marina Ctr. (HI)	—	—	3.4	1.0	—	—	4.4	4.4	(1.6)	2002
Waipio Shopping Center (HI)	—	24.0	7.6	0.3	—	24.0	7.9	31.9	(0.7)	1986-2004	2009
Broadlands Marketplace (CO)	—	5.9	4.7	1.3	—	5.9	6.0	11.9	(1.6)	2002	2003
Little Cottonwood Center (UT)	6.3	12.2	9.2	0.7	—	12.2	9.9	22.1	(0.7)	1998-2008	2010
Meadows on the Parkway (CO)	—	15.1	14.9	1.1	—	15.1	16.0	31.1	(1.4)	1989	2010
Rancho Temecula Town Ctr (CA)	—	18.4	25.1	3.1	—	18.4	28.2	46.6	(1.9)	2007	2010
Royal MacArthur Center (TX)	—	3.5	10.1	1.3	—	3.5	11.4	14.9	(1.8)	2006	2007
Wilshire Shopping Center (CO)	—	1.3	1.3	0.4	—	1.3	1.7	3.0	(0.9)	1970	1997

Other Miscellaneous	—	13.1	1.4	12.5	—	13.1	13.9	27.0	(8.5)

Total	$27.9	$256.3	$498.0	$122.2	$—	$256.3	$620.2	$876.5	$(133.8)

(in millions)
Description	Encum-berances	Land	Buildings and Improve-ments	Improve- ments	Carrying Costs	Land	Buildings and Improve-ments	Total	Accumulated Depreciation

Real Estate Sales Segment
Brydeswood	$—	$—	$—	$2.0	$—	$—	$2.0	$2.0	$—
Maui Business Park II	—	—	—	56.1	—	—	56.1	56.1	—
The Bluffs at Wailea (MF-11)	—	2.7	—	6.3	—	2.7	6.3	9.0	—
The Ridge at Wailea (MF-19)	—	1.9	—	6.6	—	1.9	6.6	8.5	—
Wailea, other	—	36.2	—	6.4	—	36.2	6.4	42.6	—
Aina ‘O Kane	—	—	—	1.2	—	—	1.2	1.2	—
Haliimaile	—	—	—	0.8	—	—	0.8	0.8	—
Kahului Town Center	—	—	—	2.2	—	—	2.2	2.2	—
Santa Barbara	—	5.9	—	—	—	5.9	—	5.9	—
Kai Olino	—	—	—	11.3	—	—	11.3	11.3	—
Grove Ranch	—	—	—	1.5	—	—	1.5	1.5	—
Waiale Community	—	—	—	1.2	—	—	1.2	1.2	—
Other Maui landholdings	—	—	—	1.9	—	—	1.9	1.9	—
Other Kauai landholdings	—	—	—	1.3	—	—	1.3	1.3	—
Other Oahu landholdings	—	—	—	—	—	—	—	—	—

Total	$—	$46.7	$—	$98.8	$—	$46.7	$98.8	$145.5	$—

(1)           See Note 7 to consolidated financial statements.
(2)           Depreciation is computed based upon the following estimated useful lives:

Building and improvements    10 – 40 years
Leasehold improvements         5 – 10 years (lesser of useful life or lease term)

Reconciliation of Real Estate (in millions)	2012	2011	2010

Balance at beginning of year	$998.5	$964.1	$804.4
Additions and improvements	63.2	70.7	202.9
Impairments	(5.1)	—	—
Dispositions, retirements and other adjustments	(34.6)	(36.3)	(43.2)
Balance at end of year	$1,022.0	$998.5	$964.1

Reconciliation of Accumulated Depreciation (in millions)	2012	2011	2010

Balance at beginning of year	$115.9	$107.2	$102.7
Depreciation expense	18.3	17.9	16.8
Dispositions, retirements and other adjustments	(0.4)	(9.2)	(12.3)
Balance at end of year	$133.8	$115.9	$107.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company's internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated February 28, 2013; such reports are included elsewhere in thisF Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 28, 2013

C.           Exhibits Required by Item 601 of Regulation S-K

Exhibits not filed herewith are incorporated by reference to the exhibit number and previous filing shown in parentheses.  All previous exhibits were filed with the Securities and Exchange Commission in Washington, D.C.  Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 001-34187.  Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 per page by writing to Alyson J. Nakamura, Secretary, Alexander & Baldwin, Inc., P. O. Box 3440, Honolulu, Hawaii 96801.

2.           Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.a.  Separation and Distribution Agreement by and between Alexander & Baldwin Holdings, Inc. and A & B II, Inc., dated June 8, 2012 (Exhibit 2.1 to Amendment No. 4 to Form 10 filed on June 8, 2012).

3.           Articles of incorporation and bylaws.

3.a.  Amended and Restated Articles of Incorporation of the Registrant (as amended through June 4, 2012) (Exhibit 3.1 to Amendment No. 4 to Form 10 filed on June 8, 2012).

3.b.  Amended and Restated Bylaws of the Registrant (as amended through June 4, 2012) (Exhibit 3.2 to Amendment No. 4 to Form 10 filed on June 8, 2012).

3.c.  Resolutions of the Board of Directors of A & B II, Inc. authorizing Series A Junior Participating Preferred Stock (Exhibit 3.1 to Form 8-K, dated June 8, 2012).

4.           Instruments defining rights of security holders, including indentures.

4.a.  Rights Agreement, dated June 8, 2012, between A & B II, Inc. and Computershare Shareowner Services LLC, as Rights Agent (including the Form of Rights Certificate as Exhibit B and the Form of Summary of Rights to Purchase Preferred Stock as Exhibit C) (Exhibit 3.1 to Form 8-K, dated June 8, 2012).

10.           Material contracts.

10.a. (i)  Transition Services Agreement by and between Alexander & Baldwin Holdings, Inc. and A & B II, Inc., dated June 8, 2012 (Exhibit 10.1 to Amendment No. 4 to Form 10 filed on June 8, 2012).

(ii)  Employee Matters Agreement by and between Alexander & Baldwin Holdings, Inc. and A & B II, Inc., dated June 8, 2012 (Exhibit 10.2 to Amendment No. 4 to Form 10 filed on June 8, 2012).

(iii)  Tax Sharing Agreement by and between Alexander & Baldwin Holdings, Inc. and A & B II, Inc., dated June 8, 2012 (Exhibit 10.3 to Amendment No. 4 to Form 10 filed on June 8, 2012).

(iv)  Contract for the Delivery and Sale of Raw Sugar, dated October 7, 2009, by and between Hawaiian Sugar & Transportation Cooperative and C&H Sugar Company, Inc. (Exhibit 10.4 to Amendment No. 2 to Form 10 filed on May 21, 2012).

(v)  Amendment to Contract for the Delivery and Sale of Raw Sugar, dated December 6, 2011, by and between Hawaiian Sugar & Transportation Cooperative and C&H Sugar Company, Inc. (Exhibit 10.5 to Amendment No. 2 to Form 10 filed on May 21, 2012).

(vi)  Amended and Restated Operating Agreement of Kukui`ula Development Company (Hawaii), LLC, dated May 1, 2009, by and between KDC, LLC, a Hawaii limited liability company, and DMB Kukui`ula LLC, an Arizona limited liability company (Exhibit 10.6 to Amendment No. 2 to Form 10 filed on May 21, 2012).

(vii)  First Amendment to the Amended and Restated Operating Agreement of Kukui`ula Development Company (Hawaii), LLC, dated September 28, 2010, by and between KDC, LLC, a Hawaii limited liability company, and DMB Kukui`ula LLC, an Arizona limited liability company (Exhibit 10.7 to Amendment No. 2 to Form 10 filed on May 21, 2012).

(viii)  Second Amendment to the Amended and Restated Operating Agreement of Kukui`ula Development Company (Hawaii), LLC, dated July 20, 2011, by and between KDC, LLC, a Hawaii limited liability company, and DMB Kukui`ula LLC, an Arizona limited liability company (Exhibit 10.8 to Amendment No. 2 to Form 10 filed on May 21, 2012).

(ix)  Promissory Note, dated September 18, 2003, by Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., and Metzger Deer Valley, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.a.(xxxvi) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended June 30, 2005 (File No. 000-00565)).

(x)  Consent and Assumption Agreement With Release and Modification of Loan Documents, dated June 6, 2005, among Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., Metzger Deer Valley, LLC, R. Craig Hannay, A&B Deer Valley LLC, ABP Deer Valley LLC, WDCI Deer Valley LLC, Alexander & Baldwin, Inc., and Midland Loan Services, Inc. (incorporated by reference to Exhibit 10.a.(xxxvii) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended June 30, 2005 (File No. 000-00565)).

(xi)  Borrower’s Certificate, dated June 6, 2005, by A&B Deer Valley LLC, ABP Deer Valley LLC, and WDCI Deer Valley LLC in favor of Wells Fargo Bank N.A. (incorporated by reference to Exhibit 10.a.(xxxviii) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended June 30, 2005 (File No. 000-00565)).

(xii)  General Contract of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).

(xiii)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated June 14, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).

(xiv)  General Agreement of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of America, dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).

(xv)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).

(xvi)  Credit Agreement between Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), First Hawaiian Bank, Bank of America, N.A. and the other lenders party thereto, dated as of June 4, 2012 (Exhibit 10.2 to Form 8-K, dated June 4, 2012).

(xvii)  Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of June 4, 2012  (Exhibit 10.1 to Form 8-K, dated June 4, 2012).

(xviii) Limited Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.1 to Form 8-K, dated December 4, 2012).

(xix) Completion Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.2 to Form 8-K, dated December 4, 2012).

(xx) Note and Mortgage Assumption Agreement, dated January 15, 2013, among U.S. Bank National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, TNP SRT Waianae Mall, LLC, and A&B Waianae LLC.

*10.b.1. (i)  Alexander & Baldwin, Inc. 2012 Incentive Compensation Plan (Exhibit 99.1 to Form S-8 filed on June 29, 2012).

(ii)  Form of Notice of Stock Option Grant (Exhibit 99.2 to Form S-8 filed on June 29, 2012).

(iii)  Form of Stock Option Agreement for Executive Employees (Exhibit 99.4 to Form S-8 filed on June 29, 2012).

(iv)  Form of Notice of Time-Based Restricted Stock Unit Grant.

(v)  Form of Time-Based Restricted Stock Unit Agreement for Executive Employees.

(vi)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 99.8 to Form S-8 filed on June 29, 2012).

(vii)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferral Election) (Exhibit 99.9 to Form S-8 filed on June 29, 2012).

(viii)  Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 99.10 to Form S-8 filed on June 29, 2012).

(ix)  Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 99.12 to Form S-8 filed on June 29, 2012).

(x)  Form of Universal Stock Option Agreement for Substitute Options—Executive Officers (2007 Plan) (Exhibit 99.13 to Form S-8 filed on June 29, 2012).

(xi)  Form of Universal Stock Option Agreement for Substitute Options (1998 Plan) (Exhibit 99.15 to Form S-8 filed on June 29, 2012).

(xii)  Form of Universal Stock Option Agreement for Substitute Options (1998 Non-employee Director Plan) (Exhibit 99.16 to Form S-8 filed on June 29, 2012).

(xiii)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards—Executive Officer (2007 Plan) (Exhibit 99.17 to Form S-8 filed on June 29, 2012).

(xiv)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards—Non-employee Board Member (Exhibit 99.19 to Form S-8 filed on June 29, 2012).

(xv)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards—Non-employee Board Member (Deferral Elections) (Exhibit 99.20 to Form S-8 filed on June 29, 2012).

(xvi)  Form of Restricted Stock Unit Award Agreement for Substitute 2012 Performance-Based Award—Executive Officer (Exhibit 99.21 to Form S-8 filed on June 29, 2012).

(xvii)  Form of Notice of Award of Performance Share Units (Exhibit 10.2 to Form 8-K, dated January 28, 2013).

(xviii) Form of Performance Share Unit Award Agreement (Exhibit 10.1 to Form 8-K, dated January 28, 2013).

(xix) Form of Letter Agreement (Exhibit 10.1 to Form 8-K, dated June 28, 2012).

(xx)  Alexander & Baldwin, Inc. Executive Severance Plan (Exhibit 10.2 to Form 8-K, dated June 28, 2012).

(xxi)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).

(xxii)  Alexander & Baldwin, Inc. Excess Benefits Plan (Exhibit 10.4 to Form 8-K, dated June 28, 2012).

(xxiii)  Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended June 30, 2012).

(xxiv)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10-Q for the quarter ended June 30, 2012).

(xxv)  Letter Agreement, dated October 22, 2009, between Alexander & Baldwin, Inc. and W. Allen Doane (incorporated by reference to Exhibit 10.b.1.(lxxii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2009)).

21.	Subsidiaries.

21.           Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2013.

23.	Consent of Deloitte & Touche LLP dated February 28, 2013.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: February 28, 2013	By: /s/ Stanley M. Kuriyama
Stanley M. Kuriyama, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley M. Kuriyama	Chairman of the Board	February 28, 2013
Stanley M. Kuriyama	and Chief Executive Officer

/s/ Paul K. Ito	Senior Vice President,	February 28, 2013
Paul K. Ito	Chief Financial Officer, Treasurer and Controller

/s/ W. Allen Doane	Director	February 28, 2013
W. Allen Doane

/s/ Walter A. Dods, Jr.	Director	February 28, 2013
Walter A. Dods, Jr.

/s/ Robert S. Harrison	Director	February 28, 2013
Robert S. Harrison

/s/ Charles G. King	Director	February 28, 2013
Charles G. King

/s/ Douglas M. Pasquale	Director	February 28, 2013
Douglas M. Pasquale

/s/ Michele K. Saito	Director	February 28, 2013
Michele K. Saito

/s/ Jeffrey N. Watanabe	Lead Director	February 28, 2013
Jeffrey N. Watanabe

/s/ Eric K. Yeaman	Director	February 28, 2013
Eric K. Yeaman

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-182419 on Form S-8 of our report dated February 28, 2013, relating to the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries and the effectiveness of Alexander & Baldwin, Inc. and subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Alexander & Baldwin, Inc. for the year ended December 31, 2012.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 28, 2013