Form 10-Q
period 2013-03-31
Alexander & Baldwin, Inc.
filed 2013-05-10
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2013: 43,048,713

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating Revenue:
Real estate leasing	$26.3	$25.1
Real estate development and sales	0.5	2.5
Agribusiness	14.7	13.6
Total operating revenue	41.5	41.2

Operating Costs and Expenses:
Cost of real estate leasing	15.0	14.2
Cost of real estate development and sales	0.1	1.0
Costs of agribusiness revenues	10.8	10.1
Selling, general and administrative	8.6	8.0
Separation costs	--	1.7
Total operating costs and expenses	34.5	35.0

Operating Income	7.0	6.2
Other Income and (Expense):
Income (loss) related to real estate joint ventures	0.5	(1.6)
Interest expense	(3.6)	(4.1)
Income From Continuing Operations Before Income Taxes	3.9	0.5
Income tax expense	1.6	0.2
Income From Continuing Operations	2.3	0.3
Income From Discontinued Operations (net of income taxes)	2.7	2.5

Net Income	$5.0	$2.8

Basic Earnings Per Share:
Continuing operations	$0.05	$0.01
Discontinued operations	0.07	0.06
Net income	$0.12	$0.07

Diluted Earnings Per Share:
Continuing operations	$0.05	$0.01
Discontinued operations	0.07	0.06
Net income	$0.12	$0.07

Weighted Average Number of Shares Outstanding:
Basic	43.0	42.4
Diluted	43.6	42.4

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In millions) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net Income	$5.0	$2.8
Other Comprehensive Income:
Defined benefit pension plans:
Amortization of prior service cost (credit) included in net periodic pension cost	(0.3)	0.1
Amortization of net loss included in net periodic pension cost	2.0	1.2
Income taxes	(0.7)	(0.5)
Other Comprehensive Income	1.0	0.8
Comprehensive Income	$6.0	$3.6

See Notes to Condensed Consolidated Financial Statements.

 ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$1.2	$1.1
Accounts receivable, net	9.5	8.2
Inventories	47.8	23.5
Real estate held for sale	1.5	11.5
Deferred income taxes	7.8	7.8
Prepaid expenses and other assets	6.8	11.3
Total current assets	74.6	63.4
Investments in Affiliates	324.4	319.9
Real Estate Developments	147.7	144.0
Property – net	862.6	838.7
Other Assets	80.7	71.3
Total assets	$1,490.0	$1,437.3

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$20.3	$15.5
Accounts payable	24.2	26.2
Accrued interest	1.7	5.2
Accrued and other liabilities	22.8	22.7
Total current liabilities	69.0	69.6
Long-term Liabilities:
Long-term debt	270.0	220.0
Deferred income taxes	148.1	152.9
Accrued pension and postretirement benefits	58.8	58.9
Other non-current liabilities	23.0	21.5
Total long-term liabilities	499.9	453.3
Commitments and Contingencies (Note 3)
Equity:
Common stock	940.4	939.8
Preferred stock	--	--
Accumulated other comprehensive loss	(46.2)	(47.2)
Retained earnings	26.9	21.8
Total equity	921.1	914.4
Total liabilities and equity	$1,490.0	$1,437.3

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Cash Flows used in Operating Activities:	(25.2)	(26.9)

Cash Flows from Investing Activities:
Capital expenditures for properties and developments	(6.5)	(4.9)
Proceeds from disposal of income-producing properties and other assets	0.1	0.8
Payments for purchases of investments in affiliates	(4.7)	(6.9)
Proceeds from investments in affiliates	0.6	0.1
Net cash used in investing activities	(10.5)	(10.9)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	35.0	44.0
Payments of long-term debt and deferred financing costs	(5.2)	(13.1)
Proceeds from line-of-credit agreements, net	4.5	3.9
Contributions from Alexander & Baldwin Holdings, Inc., net	--	0.3
Proceeds from stock option exercises, including excess tax benefit	1.5	--
Net cash provided by financing activities	35.8	35.1

Cash and Cash Equivalents:
Net increase (decrease) for the period	0.1	(2.7)
Balance, beginning of period	1.1	11.7
Balance, end of period	$1.2	$9.0

Other Cash Flow Information:
Interest paid	$(7.2)	$(5.4)
Income taxes paid	$(0.8)	$(1.5)

Other Non-cash Information:
Depreciation and amortization expense	$9.0	$8.6
Tax-deferred property sales	$14.7	$8.9
Tax-deferred property purchases	$(9.8)	$--
Note payable assumed in connection with acquisition of Waianae Mall	$19.7	$--
Capital expenditures included in accounts payable and accrued expenses	$6.5	$9.5

See Notes to Condensed Consolidated Financial Statements.

 Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)
Description of Business.  Prior to June 29, 2012, A&B’s businesses included Matson Navigation Company Inc., a wholly owned subsidiary that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of a newly created entity, Alexander & Baldwin Holdings, Inc. (“Holdings”). On June 29, 2012, Holdings distributed to its shareholders all of the common stock of A&B stock in a tax-free distribution (the “Separation”). Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company. A&B is headquartered in Honolulu and conducts business in three operating segments in two industries—Real Estate and Agribusiness. These industries are described below:

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

The condensed consolidated financial statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

Rounding:. Amounts in the consolidated financial statement and Notes are rounded to the nearest tenth of a million, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

(3)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements, excluding lease commitments that are disclosed in Note 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012, included the following (in millions):

Standby letters of credit related to real estate development projects	$12.2
Performance bonds related to real estate construction	$21.7

These amounts are not recorded on the Company’s condensed consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

Indemnity Agreements:  For certain real estate joint ventures, the Company may be obligated under bond indemnities to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety in exchange for the issuance of surety bonds that cover construction activities, such as project amenities, roads, utilities, and other infrastructure, at its joint ventures. Under the indemnities, the Company and its joint venture partners agree to indemnify the surety bond issuer from all losses and expenses arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date. The recorded amounts of the indemnity liabilities were not material.

Other Obligations:  Certain of the real estate businesses in which the Company holds a non-controlling interest have long-term debt obligations. One of the Company’s joint ventures has a $10 million loan that matures in August 2015. As a condition to providing the loan to the joint venture, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement is not material, and as of March 31, 2013, the Company had not paid any amounts under the guaranty.

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

The Company is currently evaluating the final rule and assessing its compliance options.  Based on our review, the EPA has made significant revisions from the March 2011 final rule addressing industry concerns. The Company, along with the Florida Sugar Industry, has submitted a petition for reconsideration of certain issues in the final Boiler MACT rule.

The Puunene Mill boilers are capable of meeting most of the emissions limits specified in the final rule and the Company does not expect that expensive upgrades to the existing particulate matter controls will be required.  However, the boilers are not currently able to consistently meet new limits on carbon monoxide emissions during bagasse firing. This is due in large part to the highly variable nature of bagasse fuel. As a result, at a minimum, improvements to combustion controls and monitoring will be required on all three boilers even if the carbon monoxide limit is adjusted in response to the pending petition.

The Company has begun the process of assessing current carbon monoxide emissions during bagasse firing, and will need to complete an engineering evaluation in order to develop a plan for coming into compliance with the new rule.  The compliance deadline for this rule will be three years from the date of publication of the final rule in the Federal Register (i.e., April 1, 2016), with the option for states to grant a one-year extension.  A preliminary estimate of anticipated compliance costs is less than $5 million based on currently available information. This estimate will be refined as the engineering evaluation proceeds.

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), a wholly owned subsidiary of the Company, as a defendant. After motions to dismiss the complaint, and amended complaints, certain claims against the defendants remain and McBryde Resources and Alexander & Baldwin, LLC are defending the lawsuit. Discovery is pending while the parties discuss possible settlement of this matter. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

A&B is a party to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on A&B’s condensed consolidated financial statements as a whole.

(4)
Earnings Per Share (“EPS”). The computation of basic and diluted earnings per common share for all periods prior to Separation is calculated using the number of shares of A&B common stock outstanding on July 2, 2012, the first day of trading following the June 29, 2012 distribution of A&B common stock to Holdings shareholders, as if those shares were outstanding for those periods. Additionally, for all periods prior to Separation, there were no dilutive shares because no actual A&B shares or share-based awards were outstanding prior to the Separation.

Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended March 31,
	2013	2012
Denominator for basic EPS – weighted average shares	43.0	42.4
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.6	--
Denominator for diluted EPS – weighted average shares	43.6	42.4

Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares, if any, that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options, time-based restricted stock units and performance share units. The vesting of performance share units is contingent upon the achievement of relative total shareholder return metrics. Prior to vesting, if all necessary conditions would have been satisfied by the end of the reporting period (as if the end of the reporting period were deemed to be the end of the performance measurement period), the dilutive effect of the performance share units, if any, is included in the computation of diluted EPS using the treasury stock method.

During the three month periods ended March 31, 2013 and 2012, there were no anti-dilutive securities outstanding.

(5)
Fair Value of Financial Instruments.  The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money markets funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at March 31, 2013 was $270.0 million and $297.0 million, respectively, and $220.0 million and $249.0 million at December 31, 2012, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

(6)
Share-Based Compensation.  Under the 2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of March 31, 2013, 1,509,274 shares of the Company’s common stock remained available for future issuance. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Activity in the Company’s stock option plans in 2013 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Weighted	Weighted
		Average	Average	Aggregate
	2012	Exercise	Contractual	Intrinsic
	Plan	Price	Life	Value

Outstanding, January 1, 2013	1,722.7	$19.41
Exercised	(44.3)	$20.01
Forfeited and expired	(1.2)	$19.80
Outstanding, March 31, 2013	1,677.2	$19.39	5.6	$27,124

Exercisable, March 31, 2013	1,481.3	$19.15	5.2	$24,319

The following table summarizes non-vested restricted stock unit activity through March 31, 2013 (in thousands, except weighted average grant-date fair value amounts):

	2012
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2013	330.0	$20.43
Granted	99.9	$34.13
Vested	(140.3)	$18.01
Canceled	(49.4)	$22.53
Outstanding, March 31, 2013	240.2	$27.11

A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents market-based awards that cliff vest after two years, provided that the total shareholder return of the Company’s common stock over the two year measurement period meets or exceeds pre-defined levels of relative total shareholder returns of the Standard & Poor’s MidCap 400 index.

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended
	March 31,
	2013	2012
Share-based expense (net of estimated forfeitures):
Stock options	$0.4	$0.3
Restricted stock units	0.7	1.0
Total share-based expense	1.1	1.3
Total recognized tax benefit	(0.3)	(0.4)
Share-based expense (net of tax)	$0.8	$0.9

(7)
Discontinued Operations.  The revenues and expenses of Northpoint Industrial, an industrial property in California that was sold in the first quarter of 2013, have been classified as discontinued operations. In 2012, the revenues and expenses of two leased fee properties on Maui and Firestone Boulevard Building, a California office property, were classified as discontinued operations due to the sale of the properties.

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

The revenue, operating profit, income tax expense and after-tax effects of these transactions were as follows (in millions):

	Quarter Ended
	March 31,
	2013	2012

Proceeds from the sale of income-producing properties	$14.9	$8.9
Real estate leasing revenue	--	0.4

Gain on sale of income-producing properties	4.2	3.9
Real estate leasing operating profit	--	0.2
Total operating profit before taxes	4.2	4.1
Income tax expense	(1.5)	(1.6)
Income from discontinued operations	$2.7	$2.5

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

The components of net periodic benefit cost recorded for the first quarters of 2013 and 2012 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Service cost	$0.6	$0.9	$0.1	$0.1
Interest cost	2.1	2.4	0.2	0.2
Expected return on plan assets	(2.6)	(2.8)	--	--
Amortization of prior service cost (credit)	(0.2)	0.1	--	--
Amortization of net loss	2.0	1.6	--	--
Net periodic benefit cost	$1.9	$2.2	$0.3	$0.3

(9)
New Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 are to be applied prospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2012. The Company adopted the standard effective January 1, 2013 with prospective application. The adoption of ASU 2013-02 changed the presentation of the Company’s financial statements and related footnotes, but did not affect the calculation of net income, comprehensive income or earnings per share.

(10)	Accumulated Other Comprehensive Income. The changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 were as follows (in millions, net of tax):

Pension and postretirement plans
Beginning balance, January 1, 2013	$47.2
Amounts reclassified from accumulated other comprehensive income, net of tax	(1.0)
Ending balance, March 31, 2013	$46.2

The reclassifications of other comprehensive income components out of accumulated other comprehensive income for the three months ended March 31, 2013 were as follows (in millions):

Amounts Reclassified from Accumulated Other Comprehensive Income for the Three Months Ended
Details about Accumulated Other Comprehensive Income Components	March 31, 2013
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Actuarial loss*	$2.0
Prior service credit*	(0.3)
Total before income tax	1.7
Income taxes	(0.7)
Other comprehensive income net of tax	$1.0

*	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8 for additional details).

(11)
Income Taxes.  The Company is included in the consolidated tax return of Matson, Inc. (formerly Alexander & Baldwin Holdings, Inc.) for results occurring prior to June 30, 2012. Subsequent to June 30, 2012, the Company will report as a separate taxpayer. The current and deferred income tax expense recorded in the condensed consolidated financial statements has been determined by applying the provisions of ASC 740 as if the Company were a separate taxpayer.

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

(12)
Notes Payable and Long-Term Debt. On January 22, 2013, A&B completed the purchase of Waianae Mall, a 170,300 square-foot, 10-building retail center in Leeward Oahu, for $10.1 million in cash and the assumption of a $19.7 million loan (the “Loan”). The Promissory Note for the Loan is secured by a Mortgage, Assignment of Leases and Rents and Security Agreement, bears interest at 5.39 percent, and requires monthly payments of principal and interest totaling $124,552. A final balloon payment of $18.5 million is due on October 5, 2015. In connection with the loan assumption, the Company has also provided a limited guaranty for the payment of all obligations under the Loan. The guaranty is limited to 10 percent of the outstanding principal balance of the Loan upon the occurrence of an event of default, plus any cost incurred by the lender.

(13)	Segment Results. Segment results for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Real Estate1:
Leasing	$26.3	$25.5
Development and Sales	15.4	11.4
Less amounts reported in discontinued operations	(14.9)	(9.3)
Agribusiness	14.7	13.6
Total revenue	$41.5	$41.2

Operating Profit, Net Income:
Real Estate1:
Leasing	$10.9	$10.7
Development and Sales	2.4	0.9
Less amounts reported in discontinued operations	(4.2)	(4.1)
Agribusiness	3.8	3.5
Total operating profit	12.9	11.0
Interest Expense	(3.6)	(4.1)
General Corporate Expenses	(5.4)	(4.7)
Separation Costs	--	(1.7)
Income From Continuing Operations Before Income Taxes	3.9	0.5
Income Tax Expense	1.6	0.2
Income From Continuing Operations	2.3	0.3
Income From Discontinued Operations (net of income taxes)	2.7	2.5
Net Income	$5.0	$2.8

1   Prior year amounts restated for amounts treated as discontinued operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the condensed consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Alexander & Baldwin, Inc. (“A&B” or the “Company”), from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in “Risk Factors” of the Company’s 2012 Annual Report on Form 10-K. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three months ended March 31, 2013 and 2012.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the three months ended March 31, 2013 and 2012, as well as a discussion of A&B’s ability to fund the its future commitments and ongoing operating activities through internal and external sources of capital.

•	Outlook: This section provides a discussion of management’s general outlook about the Hawaii economy and the Company’s markets.

•	Other Matters: This section provides a summary of other matters, such as officer and management changes.

BUSINESS OVERVIEW

Alexander & Baldwin, with a history that dates back to 1870, is a land and real estate corporation headquartered in Honolulu that conducts business in three operating segments in two industries—Real Estate and Agribusiness.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – First quarter of 2013 compared with 2012

	Quarter Ended March 31,
(dollars in millions)	2013	2012	Change
Operating revenue	$41.5	$41.2	1%
Operating costs and expenses	34.5	35.0	-1%
Operating income	7.0	6.2	13%
Other income and (expense)	(3.1)	(5.7)	-46%
Income from continuing operations before income taxes	3.9	0.5	8	X
Income tax expense	1.6	0.2	8	X
Discontinued operations (net of income taxes)	2.7	2.5	8%
Net income	$5.0	$2.8	79%

Basic earnings per share	$0.12	$0.07	71%
Diluted earnings per share	$0.12	$0.07	71%

Consolidated operating revenue for the first quarter of 2013 increased $0.3 million, or 1 percent, compared to the first quarter of 2012. This increase was principally due to $1.2 million in higher Real Estate Leasing revenue (excluding revenue from discontinued operations) and $1.1 million in higher Agribusiness revenue, partially offset by $2.0 million in lower Real Estate Development and Sales revenue (excluding revenue from discontinued operations). The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first quarter of 2013 decreased $0.5 million, or 1 percent, compared to the first quarter of 2012, due principally to $1.7 million in selling, general and administrative costs in 2012 related to the Separation, $0.9 million lower Real Estate Development and Sales costs (after subtracting costs from assets classified as discontinued operations), partially offset by $0.7 million in higher Agribusiness costs and $0.8 million higher Real Estate Leasing Costs (after subtracting costs from assets classified as discontinued operations). The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was ($3.1) million in the first quarter of 2013 compared to ($5.7) million in the first quarter of 2012, primarily due to a $2.1 million improvement in joint venture results and $0.5 million in lower interest expense.

Income taxes for the first quarter of 2013 were higher compared to the first quarter of 2012 due principally to higher income from continuing operations. The effective tax rate for the first quarter of 2013 increased modestly relative to 2012 due to the recognition of tax credits associated with the Port Allen solar facility placed in service in 2012, partially offset by the effect of non-deductible facilitative costs incurred in 2012 related to the Separation.

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

Real Estate Leasing – First quarter of 2013 compared with 2012

	Quarter Ended March 31,
(dollars in millions)	2013	2012	Change
Real estate leasing segment revenue	$26.3	$25.5	3%
Real estate leasing segment operating costs and expenses	(15.0)	(14.4)	4%
Selling, general and administrative	(0.5)	(0.5)	--
Other income	0.1	0.1	--
Real estate leasing operating profit	$10.9	$10.7	2%
Operating profit margin	41.4%	42.0%
Average Occupancy Rates:
Mainland	95%	93%
Hawaii	92%	91%
Leasable Space (million sq. ft.) — Improved
Mainland	6.3	6.5
Hawaii	1.6	1.4

Real Estate Leasing revenue for the first quarter of 2013, before subtracting amounts presented as discontinued operations, was 3 percent higher than 2012, primarily due to sales and acquisitions activity (shown in the table that follows) and higher overall portfolio occupancies.

Operating profit for the first quarter of 2013, before subtracting amounts presented as discontinued operations, was 2 percent higher than 2012 for the reasons previously cited for the revenue increase.

Leasable space increased in the first quarter of 2013 compared with the first quarter of 2012, principally due to the following activity between January 1, 2012 and March 31, 2013:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
1-13	Northpoint Industrial	119,400	6-12	Gateway at Mililani Mauka South	18,700
			1-13	Waianae Mall	170,300
	Total Dispositions	119,400		Total Acquisitions	189,000

Real Estate Development and Sales – First quarter of 2013 compared with 2012

	Quarter Ended March 31,
(dollars in millions)	2013	2012	Change
Improved property sales revenue	$14.9	$5.0	3	X
Development sales revenue	--	1.4	N	M
Unimproved/other property sales revenue	0.5	5.0	-90%
Total real estate development and sales segment revenue	15.4	11.4	35%
Cost of real estate development and sales	(10.7)	(6.0)	78%
Operating expenses	(2.8)	(3.0)	-7%
Earnings (loss) from joint ventures	0.5	(1.6)	N	M
Other income (loss)	--	0.1	N	M
Total real estate development and sales operating profit	$2.4	$0.9	3	X
Real estate development and sales operating profit margin	15.6%	7.9%

2013 First Quarter: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $15.4 million and $2.4 million, respectively, and was principally related to the sale of a California industrial property. Operating profit also included the sales of joint venture resort residential units, including two on the Big Island, two on Maui and one on Kauai, partially offset by joint venture expenses.

2012 First Quarter: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $11.4 million and $0.9 million, respectively, and included the sales of two leased fee parcels on Maui, two residential units on Oahu, a California office property, and a 70-acre non-core land parcel on Maui. Operating profit also included joint venture expenses.

Real Estate Discontinued Operations – 2013 compared with 2012

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended
	March 31,
	2013	2012

Proceeds from the Sale of Income-Producing Properties	$14.9	$8.9
Real Estate Leasing Revenue	$--	$0.4

Gain on Sale of Income-Producing Properties	$4.2	$3.9
Real Estate Leasing Operating Profit	--	0.2
Total Operating Profit Before Taxes	4.2	4.1
Income Tax Expense	(1.5)	(1.6)
Income from Discontinued Operations	$2.7	$2.5

2013:  The revenue and expenses related to the sale and operations of Northpoint Industrial, an industrial property in California, have been classified as discontinued operations.

2012: The revenue and expenses related to the sale and operations of the Firestone Boulevard Building, an office property in California, and two leased fee properties in Maui were classified as discontinued operations.

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

AGRIBUSINESS

The quarterly results of the Agribusiness segment are subject to fluctuations from a number of factors, including the timing of sugar deliveries, which typically commence after the first quarter of each year. Additionally, each delivery is generally priced independently, which could result in significant variations in margins between deliveries. Accordingly, quarterly results are not indicative of the results that may be achieved for a full year.

Agribusiness – First quarter of 2013 compared with 2012

	Quarter Ended March 31,
(dollars in millions)	2013	2012	Change
Revenue	$14.7	$13.6	8%
Operating profit	$3.8	$3.5	9%
Operating profit margin	25.9%	25.7%
Tons sugar produced	8,200	1,900	4	X
Tons sugar sold	2,700	2,200	23%

Agribusiness revenue for the first quarter of 2013 increased $1.1 million, or 8 percent, compared to the first quarter of 2012. The increase was primarily due to $1.6 million in higher power sales revenue due to higher power deliveries on Maui and revenue from the Company’s solar farm on Kauai, which was placed into service in the fourth quarter of 2012. The revenue increase was partially offset by lower molasses revenue of $0.6 million in the first quarter of 2013 as compared to the first quarter of 2012, due to the timing of molasses shipments and sales, and $0.6 million lower charter revenue due to the absence of charter activity in the first quarter of 2013.

Operating profit for the first quarter of 2013 increased $0.3 million, or 9 percent, compared to the first quarter of 2012. The increase was principally due to higher power deliveries in the first quarter of 2013 previously referenced, partially offset by $0.8 million lower raw sugar margin due to higher sugar vessel expenses in the quarter, and $0.4 million in lower molasses margins, primarily due to the timing of molasses sales.

Sugar production was higher in 2013 due to an earlier start to the harvest as compared to 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs have historically been to support working capital requirements and fund capital expenditures and real estate developments. A&B’s principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and borrowing capacity under its various credit facilities.

A&B’s operating income is generated by its subsidiaries. There are no restrictions on the ability of A&B’s subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may enter into acquisitions or joint ventures or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” of the Company’s 2012 Annual Report on Form 10-K.

Cash Flows:  Cash flows used in operating activities totaled $25.2 million for the first three months of 2013, compared with $26.9 million for the first three months of 2012. This decrease in cash used in operating activities was due principally to $3.9 million in lower real estate development inventory capital expenditures in 2012 as compared to 2013.

Cash flows used in investing activities totaled $10.5 million for the first three months of 2013, compared with $10.9 million in the first three months of 2012. The decrease in net cash used in investing activities was due primarily to $2.8 million lower investment in Company’s Kukui’ula joint venture in 2013, partially offset by a $1.6 million increase in capital expenditures and $0.7 million in lower proceeds from property disposals compared to 2012.

Capital expenditures for the first three months of 2013 totaled $6.5 million compared with $4.9 million for the first three months of 2012. Capital expenditures for the first three months of 2013 included $2.3 million for commercial real estate related acquisitions, development and property improvements and $4.2 million related to agricultural operations. The $6.5 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2013 excludes $9.8 million of tax-deferred real estate purchases under Section 1031 of the IRS code since the Company did not actually take control of the cash during the exchange period. The 2012 expenditures included $1.7 million related to capital improvements to commercial properties, $0.2 million related to real estate developments, and $3.0 million related to Agribusiness operations.

Cash flows provided by financing activities were $35.8 million for the first three months of 2013, compared with $35.1 million during the first three months of 2012. The increase in cash flows from financing activities was principally due to $1.5 million in proceeds related to 2013 capital stock transactions, partially offset by $0.5 million in lower net borrowings in 2013 as compared to 2012.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar inventory, totaled $41.2 million at March 31, 2013, an increase of $28.2 million from December 31, 2012. The increase was due primarily to a $26.7 million increase in sugar inventory and a $1.3 million increase in receivables.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. The total debt as of March 31, 2013 was $290.3 million compared to $235.5 million at the end of 2012. As of March 31, 2013, available capacity under the Company’s revolving credit facility and its Prudential shelf facility totaled $305.8 million. The increase in debt during the first three months of 2013 was principally due to the assumption of $19.7 million of mortgage debt associated with the Company’s acquisition of Waianae Mall, a retail shopping center on Oahu, in January 2013, as well as investments in various real estate development projects.

Balance Sheet:  The Company had a working capital balance of $5.6 million at March 31, 2013, compared to a working capital deficit of $6.2 million at the end of 2012. The improvement in working capital is principally due to an increase in sugar inventory.

Property-net increased by $23.9 million, principally due to the acquisition of Waianae Mall in January 2013 for $10.1 million in cash and the assumption of a $19.7 million loan. The promissory note bears interest at 5.39 percent and requires monthly payments of principal and interest totaling $124,552. A final balloon payment of $18.5 million is due on October 5, 2015. In connection with the loan assumption, the Company has also provided a limited guaranty equal to 10 percent of the outstanding principal balance of the loan upon the occurrence of default, plus any cost incurred by the lender.

At March 31, 2013, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges:  Sales – During the first quarter of 2013, approximately $14.7 million of proceeds from the sale of Northpoint Industrial, an industrial facility in California, qualified for tax-deferral treatment under Internal Revenue Code Section 1031.  During the first quarter of 2012, approximately $8.9 million of proceeds from the sale of an industrial property in California, two leased fee parcels on Maui and a non-core land parcel on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases – During the first quarter of 2013, the Company utilized approximately $9.8 million in proceeds from tax-deferred sales to purchase Waianae Mall. During the first quarter of 2012, the Company made no acquisitions.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2013, there were $14.7 million in proceeds from tax-deferred sales that had not been reinvested and are included in other assets on the condensed consolidated balance sheet.

The funds related to 1031 transactions are not included in cash flows from investing activities in the condensed consolidated statement of cash flows but are disclosed as non-cash activities. For “reverse 1031” transactions, the Company purchases a property in anticipation of receiving funds from a future property sale. Funds used for reverse 1031 purchases are included as capital expenditures on the condensed consolidated statement of cash flows, and the related sales of property, for which the proceeds are linked, are included as property sales in the Statement.

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other  commitments, contingencies, and off-balance sheet arrangements at March 31, 2013, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

OUTLOOK

All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 18 to 28 of the Company’s 2012 Form 10-K and other filings with the SEC.

There are two primary sources of periodic economic forecasts and data for the State of Hawaii:  The University of Hawaii Economic Research Organization (UHERO) and the State’s Department of Business, Economic Development and Tourism (DBEDT). Much of the economic information included herein has been derived from economic reports available on UHERO’s and DBEDT’s websites that provide more complete information about the status of, and forecast for, the Hawaii economy. Information below on Oahu residential re-sales is published by the Honolulu Board of Realtors and Title Guaranty of Hawaii, Incorporated. Information below on the Oahu commercial industrial and office real estate market is provided by Colliers International (Hawaii). Oahu commercial retail information is from CBRE. Bankruptcy filing information cited below is published by the U.S. Bankruptcy Court District of Hawaii.
The Company’s overall outlook continues to assume modest growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 2.6 percent in 2013, and is expected to continue to grow at a moderate pace for the next several years. The primary driver of growth is tourism, which set the state’s all-time record for visitor expenditures and arrivals in 2012. Through February 2013, visitor expenditures were up 7.6 percent compared to last year, and visitor arrivals were up by 6.9 percent.

The state is beginning to see positive trends in other economic indicators. Unemployment at the end of March was 5.1 percent, down from 6.2 percent in March 2012, and well below the national March unemployment rate of 7.6 percent. Bankruptcy filings for the first quarter of 2013 were down by 25 percent compared to last year. The median resale price for a home on Oahu in March 2013 was $640,000, up 2.4 percent compared to March 2012, and the median resale price of an Oahu condominium was up 9.1 percent at $340,000. At the end of March 2013, months of available inventory remained low—2.4 months for Oahu homes and 2.7 months for Oahu condos—which is lower than the 2012 full-year average of 3.6 months for homes and 4.1 months for condos. While sales on Oahu have improved, sales on the neighbor islands remain modest.

Oahu industrial and office vacancy and rents have remained relatively stable. Retail vacancies were slightly higher as new retail space was added to the market. Retail rents, however, have increased. Current vacancies and rents are as follows:

Property Type	First Quarter 2013 Vacancy Rate	Average Asking Rent Per Square Foot Per Month (NNN) at March 31, 2013
Retail	5.1%	$4.36
Industrial	3.6%	$0.99
Office	12.9%	$1.54

Hawaii’s construction industry grew modestly in 2012 following five consecutive years of contraction. Through March 2013, the value of construction permits has increased by 13 percent compared to last year primarily due significant increases in residential permits on Oahu. Construction jobs grew 9 percent in the first quarter and UHERO projects annual growth in construction jobs and income in the 7- to 11-percent range between 2013 and 2015.

Agribusiness operating profit is dependent upon a variety of factors, including total sugar production, which is affected by the availability of water and weather; prices in effect at the time sugar is priced; the volume, price and timing of molasses sales; and the volume and prices at which the Company sells power to the local electric utilities. Sugar prices have been locked in for 98 percent of the 2013 crop at favorable prices, but below 2012 levels, and the Company expects moderately higher sugar production in 2013 than 2012. Based on this pricing and production outlook, the Agribusiness segment’s 2013 operating profit is projected to be about half of 2012’s operating profit. This outlook will be updated as the year progresses.

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

OTHER MATTERS

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s 2012 Form 10-K.

Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2012 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2012. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2012.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - 31, 2013	58,045 (1)	$33.30	--	--
Feb 1 - 28, 2013	937 (1)	$35.22	--	--
Mar 1 - 31, 2013	2,844 (1)	$36.56	--	--

(1)	Represents shares accepted for the exercise of options and/or in satisfaction of tax withholding obligations arising upon option exercises or the vesting of restricted stock units.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2013, and March 31, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013, and March 31, 2012, (iii) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013, and March 31, 2012, and (v) the Notes to the Condensed Consolidated Financial Statements.

10.b.1(xxiii)	Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of March 1, 2013.

10.b.1.(xxvi)	Amendment No. 1 to Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: May 10, 2013	/s/ Paul K. Ito
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2013, and March 31, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income for the three  months ended March 31, 2013, and March 31, 2012, (iii) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013, and March 31, 2012, and (v) the Notes to the Condensed Consolidated Financial Statements.

10.b.1(xxiii)	Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of March 1, 2013.

10.b.1.(xxvi)	Amendment No. 1 to Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013.