Form 10-Q
period 2013-06-30
Alexander & Baldwin, Inc.
filed 2013-08-09
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of June 30, 2013:     43,088,996

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income / (Loss)
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Revenue:
Real estate leasing	$26.2	$25.2	$52.5	$50.3
Real estate development and sales	1.4	7.0	1.9	9.5
Agribusiness	43.5	39.9	58.2	53.5
Total operating revenue	71.1	72.1	112.6	113.3
Operating Costs and Expenses:
Cost of real estate leasing	15.3	14.5	30.4	28.7
Cost of real estate development and sales	0.2	3.1	0.3	4.1
Costs of agribusiness revenues	34.9	32.8	45.7	42.9
Selling, general and administrative	7.2	7.4	14.8	15.5
Impairment of real estate assets (Santa Barbara)	—	5.1	—	5.1
Acquisition costs	1.5	—	2.5	—
Separation costs	—	4.4	—	6.1
Total operating costs and expenses	59.1	67.3	93.7	102.4
Operating Income	12.0	4.8	18.9	10.9
Other Income and (Expense):
Income (loss) related to real estate joint ventures	0.6	(1.1)	1.1	(2.7)
Impairment and equity losses related to Bakersfield joint venture	—	(4.7)	—	(4.7)
Interest income	0.4	—	0.4	0.1
Interest expense	(3.9)	(4.0)	(7.5)	(8.1)
Income (Loss) From Continuing Operations Before Income Taxes	9.1	(5.0)	12.9	(4.5)
Income tax expense (benefit)	4.1	(0.5)	5.6	(0.3)
Income (Loss) From Continuing Operations	5.0	(4.5)	7.3	(4.2)
Income From Discontinued Operations (net of income taxes)	—	0.1	2.7	2.6
Net Income (Loss)	$5.0	$(4.4)	$10.0	$(1.6)
Basic Earnings (Loss) Per Share:
Continuing operations	$0.11	$(0.10)	$0.17	$(0.10)
Discontinued operations	—	—	0.06	0.06
Net income (loss)	$0.11	$(0.10)	$0.23	$(0.04)
Diluted Earnings (Loss) Per Share:
Continuing operations	$0.11	$(0.10)	$0.17	$(0.10)
Discontinued operations	—	—	0.06	0.06
Net income (loss)	$0.11	$(0.10)	$0.23	$(0.04)
Weighted Average Number of Shares Outstanding:
Basic	43.1	42.4	43.0	42.4
Diluted	43.7	42.4	43.6	42.4
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income (Loss)	$5.0	$(4.4)	$10.0	$(1.6)
Other Comprehensive Income:
Defined benefit pension plans:
Net loss and prior service cost	(2.0)	(1.9)	(2.0)	(1.9)
Amortization of prior service credit included in net periodic pension cost	(0.3)	(0.4)	(0.6)	(0.4)
Amortization of net loss included in net periodic pension cost	1.9	2.2	3.9	3.9
Income taxes	0.2	—	(0.5)	(0.9)
Other Comprehensive Income (Loss)	(0.2)	(0.1)	0.8	0.7
Comprehensive Income (Loss)	$4.8	$(4.5)	$10.8	$(0.9)

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$0.7	$1.1
Accounts receivable, net	6.8	8.2
Inventories	49.5	23.5
Real estate held for sale	1.5	11.5
Deferred income taxes	7.8	7.8
Prepaid expenses and other assets	4.8	11.3
Total current assets	71.1	63.4
Investments in Affiliates	326.2	319.9
Real Estate Developments	152.5	144.0
Property – net	875.7	838.7
Other Assets	92.7	71.3
Total assets	$1,518.2	$1,437.3
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$21.1	$15.5
Accounts payable	23.3	26.2
Accrued interest	4.8	5.2
Accrued and other liabilities	27.5	22.7
Total current liabilities	76.7	69.6
Long-term Liabilities:
Long-term debt	285.5	220.0
Deferred income taxes	146.1	152.9
Accrued pension and postretirement benefits	59.6	58.9
Other non-current liabilities	22.6	21.5
Total long-term liabilities	513.8	453.3
Commitments and Contingencies (Note 3)
Equity:
Common stock	942.4	939.8
Accumulated other comprehensive loss	(46.4)	(47.2)
Retained earnings	31.7	21.8
Total equity	927.7	914.4
Total liabilities and equity	$1,518.2	$1,437.3

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows used in Operating Activities:	(16.8)	(24.3)
Cash Flows used in Investing Activities:
Capital expenditures for properties and developments	(13.1)	(12.4)
Proceeds from disposal of income-producing properties and other assets	2.3	0.8
Payments for purchases of investments in affiliates	(28.0)	(7.3)
Proceeds from investments in affiliates	2.1	0.1
Net cash used in investing activities	(36.7)	(18.8)
Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	79.0	94.0
Payments of long-term debt and deferred financing costs	(30.4)	(200.9)
Proceeds (payments) from line-of-credit agreements, net	2.2	(5.5)
Contributions from Alexander & Baldwin Holdings, Inc., net	—	146.3
Proceeds from stock option exercises, including excess tax benefit	2.3	—
Net cash provided by financing activities	53.1	33.9
Cash and Cash Equivalents:
Net decrease for the period	(0.4)	(9.2)
Balance, beginning of period	1.1	11.7
Balance, end of period	$0.7	$2.5

Other Cash Flow Information:
Interest paid	$(8.1)	$(9.2)
Income taxes paid	$(5.2)	$(1.0)
Other Non-cash Information:
Tax-deferred property sales	$15.5	$9.0
Tax-deferred property purchases	$(25.3)	$(9.4)
Note payable assumed in connection with acquisition of Waianae Mall	$19.7	$—
Capital expenditures included in accounts payable and accrued expenses	$7.4	$8.5

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

Agribusiness:  Agribusiness, which contains one segment, produces bulk raw sugar, specialty food-grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; leases agricultural land to third parties; charters the MV Moku Pahu during the sugar off-season; and generates and sells electricity, to the extent not used in the Company’s Agribusiness operations.

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

(2)
Basis of Presentation.  The financial statements and related financial information pertaining to the period preceding the Separation have been presented on a combined basis and reflect the financial position, results of operations and cash flows of the real estate and agriculture businesses and corporate functions of Alexander & Baldwin, Inc., all of which were under common ownership and common management prior to the Separation. The financial statements and related financial information pertaining to the period subsequent to the Separation have been presented on a consolidated basis. The financial statements for periods prior to the Separation included herein may not necessarily reflect what A&B’s results of operations, financial position and cash flows would have been had A&B been a stand-alone company during the periods presented.

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

Rounding: Amounts in the consolidated financial statement and Notes are rounded to the nearest tenth of a million, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

(3)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 8 of the

Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012, included the following (in millions):

Standby letters of credit related to real estate projects	$10.8
Performance bonds related to real estate construction	$21.7

The Company is a 50 percent member in Kukui‘ula Village LLC ("Village"), a non-consolidated joint venture that owns and operates The Shops at Kukui‘ula. The Village has secured loans totaling $51.4 million that mature on September 28, 2013. The first loan of $9.4 million is collateralized by a $9.4 million letter of credit provided by the Company. The second loan of $42.0 million is collateralized by The Shops at Kukui'ula Village and a 45-acre parcel at Kukui'ula. The Village is currently negotiating with its lenders for an extension of the loans for one or more additional years. If the loans are not extended or paid off at or prior to the maturity date, the lenders to the Village may declare the loans in default and could draw on the letter of credit provided by the Company. If the letter of credit is drawn, the Company has the contractual right to recover 50 percent of the amount from DMB Communities LLC. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the loan renegotiations that may occur, on the Company's investment in the Village. The Company's investment in the Village was $6.4 million as of June 30, 2013.

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

Other Obligations:  Certain of the real estate businesses in which the Company holds a non-controlling interest have long-term debt obligations. One of the Company’s joint ventures has a $10 million loan that matures in August 2015. As a condition to providing the loan to the joint venture, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement is not material, and as of June 30, 2013, the Company had not paid or accrued any amounts under the guaranty.

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

In March 2011, the Environmental Protection Agency (“EPA”) published nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which would apply to Hawaiian Commercial & Sugar Company’s three boilers at the Puunene Sugar Mill. The EPA subsequently reconsidered the March 2011 rule, and on December 21, 2012, EPA announced that it had finalized a revised Boiler MACT rule; the final rule was published in the Federal Register on January 31, 2013. The effective date of the rule was April 1, 2013, with compliance required by January 31, 2016.

The Company is currently evaluating the final rule and assessing its compliance options.  Based on our review, the EPA has made significant revisions from the March 2011 final rule addressing industry concerns. The Company, along with the Florida Sugar Industry, has submitted a petition for reconsideration of certain issues in the final Boiler MACT rule.

The Puunene Mill boilers are capable of meeting most of the emissions limits specified in the final rule and the Company does not expect to incur material costs associated with upgrades to the existing particulate matter controls.  However, the boilers are not currently able to consistently meet new limits on carbon monoxide emissions during bagasse firing. This is due in large part to the highly variable nature of bagasse fuel. As a result, at a minimum, improvements to combustion controls and monitoring will be required on all three boilers even if the carbon monoxide limit is adjusted in response to the pending petition.

The Company has begun the process of assessing current carbon monoxide emissions during bagasse firing, and will need to complete an engineering evaluation in order to develop a plan for compliance with the new rule.  The compliance deadline for this rule will be three years from the date of publication of the final rule in the Federal Register (i.e., January 31, 2016), with the option for states to grant a one-year extension.  A preliminary estimate of anticipated compliance costs is less than $5 million based on currently available information. This estimate will be refined as the engineering evaluation proceeds.

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

Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Denominator for basic EPS – weighted average shares	43.1	42.4	43.0	42.4
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.6	—	0.6	—
Denominator for diluted EPS – weighted average shares	43.7	42.4	43.6	42.4

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

During the three and six month periods ended June 30, 2013 and 2012, there were no anti-dilutive securities outstanding.

(5)
Fair Value of Financial Instruments.  The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money markets funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at June 30, 2013 was $285.5 million and $306.3 million, respectively, and $220.0 million and $249.0 million at December 31, 2012, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

(6)
Inventories.  Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies inventory are stated at the lower of cost (principally average cost) or market value.

Inventories at June 30, 2013 and December 31, 2012 were as follows (in millions):

	June 30, 2013	December 31, 2012
Sugar inventories	$35.0	$3.9
Materials and supplies inventories	14.5	19.6
Total	$49.5	$23.5

(7)
Share-Based Compensation.  Under the 2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of June 30, 2013, 1,488,130 shares of the Company’s common stock remained available for future issuance. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Activity in the Company’s stock option plans in 2013 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2013	1,722.7	$19.41
Exercised	(82.1)	$19.10
Forfeited and expired	(1.2)	$19.80
Outstanding, June 30, 2013	1,639.4	$19.42	5.3	$31,814
Exercisable, June 30, 2013	1,443.5	$19.18	4.9	$28,368

The following table summarizes non-vested restricted stock unit activity through June 30, 2013 (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2013	330.0	$20.43
Granted	121.1	$34.12
Vested	(152.1)	$18.38
Canceled	(49.4)	$22.53
Outstanding, June 30, 2013	249.6	$27.90

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

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Share-based expense (net of estimated forfeitures):
Stock options	$0.3	$1.1	$0.7	$1.4
Restricted stock units	0.7	1.0	1.4	2.0
Total share-based expense	1.0	2.1	2.1	3.4
Total recognized tax benefit	(0.3)	(0.7)	(0.6)	(1.1)
Share-based expense (net of tax)	$0.7	$1.4	$1.5	$2.3

(8)
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

The revenue, operating profit, income tax expense and after-tax effects of these transactions were as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Proceeds from the sale of income-producing properties	$—	$—	$14.9	$8.9
Real estate leasing revenue	—	0.3	—	0.7

Gain on sale of income-producing properties	—	—	4.2	3.9
Real estate leasing operating profit	—	0.2	—	0.4
Total operating profit before taxes	—	0.2	4.2	4.3
Income tax expense	—	0.1	1.5	1.7
Income from discontinued operations	$—	$0.1	$2.7	$2.6

(9)
Pension and Post-retirement Plans.  The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans.

In 2007, the Company changed the traditional defined benefit pension plan formula for new non-bargaining unit employees hired after January 1, 2008 and replaced it with a cash balance defined benefit pension plan formula. Subsequently, effective January 1, 2012, the Company froze the benefits under its traditional defined benefit plans for non-bargaining unit employees hired before January 1, 2008 and replaced the benefit with the same cash balance defined benefit pension plan formula provided to those employees hired after January 1, 2008. Retirement benefits under the cash balance pension plan formula are based on a fixed percentage of employee eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate.

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

The components of net periodic benefit cost recorded for the three months ended June 30, 2013 and 2012 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Service cost	$0.6	$0.3	$—	$—
Interest cost	1.8	1.7	—	0.1
Expected return on plan assets	(2.9)	(2.4)	—	—
Curtailment gain*	—	—	(0.5)	—
Amortization of prior service credit	(0.2)	(0.5)	—	—
Amortization of net loss (gain)	1.9	2.4	—	(0.1)
Net periodic benefit cost (credit)	$1.2	$1.5	$(0.5)	$—

*	The curtailment gain is related to headcount reductions associated with the termination of the Company's Kauai trucking service operations.

The components of net periodic benefit cost recorded for the six months ended June 30, 2013 and 2012 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Service cost	$1.2	$1.2	$0.1	$0.1
Interest cost	3.8	4.1	0.2	0.3
Expected return on plan assets	(5.5)	(5.2)	—	—
Curtailment gain	—	—	(0.5)	—
Amortization of prior service credit	(0.4)	(0.4)	—	—
Amortization of net loss (gain)	3.9	4.0	—	(0.1)
Net periodic benefit cost (credit)	$3.0	$3.7	$(0.2)	$0.3

(10)
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

(11)	Accumulated Other Comprehensive Income. The changes in accumulated other comprehensive income by component for the six months ended June 30, 2013 were as follows (in millions, net of tax):

Pension and postretirement plans
Beginning balance, January 1, 2013	$47.2
Amounts reclassified from accumulated other comprehensive income, net of tax	(0.8)
Ending balance, June 30, 2013	$46.4

The reclassifications of other comprehensive income components out of accumulated other comprehensive income for the six months ended June 30, 2013 were as follows (in millions):

Amounts Reclassified from Accumulated Other Comprehensive Income for the Six Months Ended
Details about Accumulated Other Comprehensive Income Components	June 30, 2013
Net loss and prior service cost	$(2.0)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Actuarial loss*	3.9
Prior service credit*	(0.6)
Total before income tax	1.3
Income taxes	(0.5)
Other comprehensive income net of tax	$0.8

*	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8 for additional details).

(12)
Income Taxes.  The Company is included in the consolidated tax return of Matson, Inc. (formerly Alexander & Baldwin Holdings, Inc.) for results occurring prior to June 30, 2012. Subsequent to June 30, 2012, the Company began reporting as a separate taxpayer. The current and deferred income tax expense recorded in the condensed consolidated financial statements for the 2012 periods have been determined by applying the provisions of ASC 740 as if the Company were a separate taxpayer during 2012.

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the condensed consolidated statements of income or balance sheet.

The effective income tax rate for the three and six month periods ended June 30, 2013 was higher than the statutory rate due to non-deductible expenses related to the pending acquisition of Grace Pacific Corporation.

(13)
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

On May 24, 2013, A & B Properties, Inc. (“A&B Properties”), a wholly-owned subsidiary of the Company, issued a notice to proceed (“Notice to Proceed”) with the purchase of a 415,000 square-foot, fee simple retail center in Pearl City, Oahu (the “Property”) for $82.2 million in cash and the assumption of a $59.3 million loan (the “Pearl Loan”), pursuant to the terms of the Real Estate Purchase and Sale Agreement, dated April 9, 2013, between PHSC Holdings, LLC and A&B Properties. The Pearl Loan, which is currently held by The Northwestern Mutual Life Insurance Company (the “Lender”), is secured by a Mortgage and Security Agreement, bears interest at 5.9 percent, and requires monthly payments of principal and interest totaling $371,792. A final balloon payment of $56.4 million is due on September 15, 2016. The closing of the transaction, including assumption of the Pearl Loan by A&B Properties and/or other entities related to A&B that may acquire title to the Property, is subject to various conditions, including the Lender's approval of such assumption. The acquisition is expected to be completed in the third quarter of 2013.

(14)
Acquisition of Grace Pacific Corporation. On June 6, 2013, A&B announced that it had entered into a definitive merger agreement (the "Merger Agreement") to acquire Grace Pacific Corporation ("Grace"). Pursuant to the Merger Agreement, GPC Holdings, Inc., a wholly owned subsidiary of Grace ("Grace Holdings"), will merge with and into A&B II, LLC, a wholly owned subsidiary of A&B (the "Merger"). Grace is a vertically integrated natural materials, construction services, and petroleum distribution company that operates in the State of Hawaii. A&B is acquiring Grace for approximately $235 million, subject to adjustment, with purchase consideration consisting of a combination of shares of A&B common stock and cash. Subject to certain adjustments, 85% of the consideration will be paid in the form of shares of A&B common stock and 15% will be paid in cash. The number of shares of A&B common stock to be received by Grace Holdings shareholders will be determined at closing of the Merger, subject to a collar limiting the maximum and minimum number of shares that A&B will issue in the Merger. Prior to the Merger, Grace will undertake a restructuring in order to separate its natural materials and construction businesses (‘‘Grace Businesses’’) from its petroleum and retail gasoline businesses, so that A&B will acquire only the Grace Businesses in the Merger.

The consummation of the merger is subject to obtaining the approval of the issuance of A&B common stock by A&B shareholders, the approval of the Merger Agreement by Grace Holdings shareholders, and various customary closing conditions and government approvals.

(15)	Segment Results. Segment results for the three and six months ended June 30, 2013 and 2012 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Real Estate[1]:
Leasing	$26.2	$25.5	$52.5	$51.0
Development and Sales	1.4	7.0	16.8	18.4
Less amounts reported in discontinued operations	—	(0.3)	(14.9)	(9.6)
Agribusiness	43.5	39.9	58.2	53.5
Total revenue	$71.1	$72.1	$112.6	$113.3
Operating Profit (Loss), Net Income (Loss):
Real Estate[1]:
Leasing	$10.6	$10.5	$21.5	$21.2
Development and Sales	(0.7)	(9.9)	1.7	(9.0)
Less amounts reported in discontinued operations	—	(0.2)	(4.2)	(4.3)
Agribusiness	8.3	7.0	12.1	10.5
Total operating profit	18.2	7.4	31.1	18.4
Interest Expense	(3.9)	(4.0)	(7.5)	(8.1)
General Corporate Expenses	(3.7)	(4.0)	(8.2)	(8.7)
Grace Acquisition Costs	(1.5)	—	(2.5)	—
Separation Costs	—	(4.4)	—	(6.1)
Income (Loss) From Continuing Operations Before Income Taxes	9.1	(5.0)	12.9	(4.5)
Income Tax Expense (Benefit)	4.1	(0.5)	5.6	(0.3)
Income (Loss) From Continuing Operations	5.0	(4.5)	7.3	(4.2)
Income (Loss) From Discontinued Operations (net of income taxes)	—	0.1	2.7	2.6
Net Income (Loss)	$5.0	$(4.4)	$10.0	$(1.6)

1   Prior year amounts restated for amounts treated as discontinued operations.

(16)	Subsequent Events.

On August 2, 2013, the Company entered into a commitment to draw $100 million under its Amended and Restated Note Purchase and Private Shelf Agreement among the Company, Prudential Investment Management, Inc., and the other purchasers party thereto, dated June 4, 2012. Under the commitment, the Company will draw $100 million on September 12, 2013 and will use the proceeds for general corporate purposes, including reducing amounts borrowed under its revolving credit facilities. The first tranche of $75 million bears interest at 3.90% and matures in November 2024. The second tranche of $25 million bears interest at 4.35% and matures in September 2026. Interest is paid semi-annually and principal payments will be repaid, according to the following schedule ($ in millions):

Principal Payments
2015	$1.6
2016	8.3
2017	5.6
2018	9.7
2019	9.7
2020	11.4
2021	14.0
2022	12.5
2023	11.5
2024	8.4
2025	3.3
2026	4.0
Total	$100.0

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three and six months ended June 30, 2013 and 2012.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the three and six months ended June 30, 2013 and 2012, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

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

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; leases agricultural land to third parties; charters the MV Moku Pahu during the sugar off-season; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations.

On June 6, 2013, A&B announced that it had entered into a definitive merger agreement (the "Merger Agreement") to acquire Grace Pacific Corporation ("Grace"). Pursuant to the Merger Agreement, GPC Holdings, Inc., a wholly owned subsidiary of Grace ("Grace Holdings"), will merge with and into A&B II, LLC, a wholly owned subsidiary of A&B (the "Merger"). Grace is a vertically integrated natural materials, construction services, and petroleum distribution company that operates in the State of Hawaii. A&B is acquiring Grace for approximately $235 million, subject to adjustment, with purchase consideration consisting of a combination of shares of A&B common stock and cash. Subject to certain adjustments, 85% of the consideration will be paid in the form of shares of A&B common stock and 15% will be paid in cash. The number of shares of A&B common stock to be received by Grace Holdings shareholders will be determined at closing of the Merger, subject to a collar limiting the maximum and minimum number of shares that A&B will issue in the Merger. Prior to the Merger, Grace will undertake a restructuring in order to separate its natural materials and construction businesses (‘‘Grace Businesses’’) from its petroleum and retail gasoline businesses, so that A&B will acquire only the Grace Businesses in the Merger.

The consummation of the merger is subject to obtaining the approval of the issuance of A&B common stock by A&B shareholders, the approval of the Merger Agreement by Grace Holdings shareholders, and various customary closing conditions and government approvals. Grace's results of operations will not be included in A&B's results of operations until the merger is consummated.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Second quarter of 2013 compared with 2012

	Quarter Ended June 30,
(dollars in millions)	2013	2012	Change
Operating revenue	71.1	72.1	(1.4)%
Operating costs and expenses	59.1	67.3	(12.2)%
Operating income	12.0	4.8	150.0%
Other income and (expense)	(2.9)	(9.8)	(70.4)%
Income from continuing operations before income taxes	9.1	(5.0)	NM
Income tax expense	4.1	(0.5)	NM
Discontinued operations (net of income taxes)	—	0.1	(100.0)%
Net income (loss)	$5.0	(4.4)	NM

Basic earnings per share	$0.11	$(0.10)	NM
Diluted earnings per share	$0.11	$(0.10)	NM

Consolidated operating revenue for the second quarter of 2013 decreased $1.0 million, or 1.4%, compared to the second quarter of 2012. This decrease was principally due to $5.6 million in lower Real Estate Development and Sales revenue (excluding revenue from discontinued operations), partially offset by $3.6 million in higher Agribusiness revenue and $1.0 million in higher Real Estate Leasing revenue (excluding revenue from discontinued operations). The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the second quarter of 2013 decreased $8.2 million, or 12.2%, compared to the second quarter of 2012, due principally to a $5.1 million non-cash impairment of the Company's Santa Barbara Ranch project recognized in 2012 that resulted from the Company's change in its development strategy to focus on development projects in Hawaii and $4.4 million of Separation costs recorded in 2012. The reduction in operating costs and expenses were partially offset by $2.1 million in higher Agribusiness costs and $1.5 million of acquisition costs related to the pending acquisition of the Grace Businesses. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $(2.9) million in the second quarter of 2013 compared to $(9.8) million in the second quarter of 2012. The change in other income (expense) was primarily due to $4.7 million in non-cash impairment and equity losses recognized in 2012 related to the Company's Bakersfield joint venture development project in California and a $1.7 million improvement in joint venture results in 2013 that more than offset joint venture operating costs.

Income taxes for the second quarter of 2013 were higher compared to the second quarter of 2012 due principally to income from continuing operations in 2013 as compared to a loss in 2012. The effective tax rate for the second quarter of 2013 was higher than 2012 due to certain tax benefits recognized in 2012 associated with the Company's solar project on Kauai.

Consolidated – First half of 2013 compared with 2012

	Six Months Ended June 30,
(dollars in millions)	2013	2012	Change
Operating revenue	112.6	113.3	(0.6)%
Operating costs and expenses	93.7	102.4	(8.5)%
Operating income	18.9	10.9	73.4%
Other income and (expense)	(6.0)	(15.4)	(61.0)%
Income from continuing operations before income taxes	12.9	(4.5)	NM
Income tax expense (benefit)	5.6	(0.3)	NM
Discontinued operations (net of income taxes)	2.7	2.6	3.8%
Net income (loss)	10.0	(1.6)	NM
Basic earnings per share	$0.23	(0.04)	NM
Diluted earnings per share	$0.23	(0.04)	NM

Consolidated operating revenue for the first half of 2013 was unchanged compared to the first half of 2012. Real Estate Development and Sales revenue decreased $7.6 million, but was offset by $4.7 million in higher Agribusiness revenue and $2.2 million in higher Real Estate Leasing revenue, after excluding leasing revenue from assets classified as discontinued operations. The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first half of 2013 decreased $8.7 million, or 8.5%, compared to the first half of 2012, due principally to a $5.1 million non-cash impairment in 2012 referenced previously for the quarter, $6.1 million of professional fees recognized in 2012 related to the Separation, and $3.8 in lower Real Estate Development and Sales segment costs in 2013. These decreases were partially offset by $2.5 million of costs related to the pending acquisition of Grace Pacific Corporation, and $2.8 million in higher Agribusiness segment costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $(6.0) million in the first half of 2013 compared with $(15.4) million in the first half of 2012. The change in other income and (expense) was principally due to $4.7 million in non-cash impairment and equity losses recognized in 2012 related to the Company's Bakersfield joint venture development project in California and a $3.8 million improvement in joint venture results in 2013 that more than offset joint venture operating costs.

Income taxes in the first half of 2013 were higher than the first half of 2012 due to income from continuing operations in 2013 as compared to a loss in 2012. The effective tax rate for the first half of 2013 was higher than 2012 due to certain tax benefits recognized in 2012 related to the Company's solar project on Kauai.

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

Real Estate Leasing – Second quarter of 2013 compared with 2012

	Quarter Ended June 30,
(dollars in millions)	2013	2012	Change
Real estate leasing segment revenue	$26.2	$25.5	2.7%
Real estate leasing segment operating costs and expenses	15.4	14.6	5.5%
Selling, general and administrative	0.5	0.5	—%
Other income	0.3	0.1	200.0%
Real estate leasing operating profit	$10.6	$10.5	1.0%
Operating profit margin	40.5%	41.2%
Leasable Space (million sq. ft.) — Improved
Mainland	6.3	6.5
Hawaii	1.7	1.4
Net Operating Income*	$16.4	$15.5	5.8%

*	Refer to page 19 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate leasing segment revenue for the second quarter of 2013, before subtracting amounts presented as discontinued operations, was 2.7% higher than 2012, primarily due to sales and acquisitions activity (shown in the table that follows), partially offset by lower occupancy at two Hawaii retail properties.

Operating profit for the second quarter of 2013, before subtracting amounts presented as discontinued operations, approximated 2012. Tenant improvement costs and leasing commissions were $2.1 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively.

Net operating income for the quarter increased by 5.8% due to the expansion of the Hawaii portfolio with the addition of Waianae Mall in February 2013.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the quarter ended June 30, 2013 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Industrial	96	98	98
Office	79	89	88
Retail	91	88	90
Total	92	95	94

Leasable space increased in the second quarter of 2013 compared with the second quarter of 2012, principally due to the following activity between January 1, 2012 and June 30, 2013:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
1-13	Northpoint Industrial	119,400	6-12	Gateway at Mililani Mauka South	18,700
			1-13	Waianae Mall	170,300
			5-13	Napili Plaza	45,100
	Total Dispositions	119,400		Total Acquisitions	234,100

Same store occupancy in 2013 was 94%, compared to 92% in 2012, due primarily to higher Mainland occupancies at two industrial properties and two office properties. "Same store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.

Real Estate Leasing – First Half of 2013 compared with 2012

	Six Months Ended June 30,
(dollars in millions)	2013	2012	Change
Real estate leasing segment revenue	$52.5	$51.0	2.9%
Real estate leasing segment operating costs and expenses	30.4	29.0	4.8%
Selling, general and administrative	0.9	1.0	(10.0)%
Other income	0.3	0.2	50.0%
Real estate leasing operating profit	$21.5	$21.2	1.4%
Operating profit margin	41.0%	41.6%
Leasable Space (million sq. ft.) — Improved
Mainland	6.3	6.5
Hawaii	1.7	1.4
Net Operating Income*	$33.1	$31.6	4.7%

*	Refer to page 19 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing segment revenue for the six months ended June 30, 2013, before subtracting amounts presented as discontinued operations, was 2.9% higher than 2012, primarily due to sales and acquisitions activity (shown in the previous table), partially offset by lower occupancy at two Hawaii retail properties.

Operating profit for the six months ended June 30, 2013, before subtracting amounts presented as discontinued operations, was 1.4% percent higher than 2012 for the reasons previously cited for the revenue increase. Tenant improvement costs and leasing commissions were $3.9 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively.

Net operating income increased 4.7% primarily due to the expansion of the Hawaii portfolio with the addition of Waianae Mall in February 2013.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the six months ended June 30, 2013 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Industrial	97	98	98
Office	80	90	88
Retail	91	88	90
Total	92	95	94

Same store occupancy increased to 94% in 2013, compared to 92% in 2012, for the same reasons cited for the quarter.

Use of Non-GAAP Financial Measures

The Company presents net operating income (“NOI”), which is a non-GAAP measure derived from real estate revenues (determined in accordance with GAAP, less straight-line rental adjustments) minus property operating expenses (determined in accordance with GAAP). NOI does not have any standardized meaning prescribed by GAAP, and therefore, our definition of NOI may differ from definitions of NOI used by other companies. NOI should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. NOI is commonly used as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. NOI excludes general and administrative expenses, straight-line rental adjustments, interest income, interest expense, depreciation and amortization, and gains on sales of interests in real estate. The Company believes that the real estate leasing segment's operating profit after discontinued operations is the most directly comparable GAAP measurement to NOI. A reconciliation of real estate leasing operating profit to real estate leasing segment NOI is as follows:

Reconciliation of Real Estate Leasing Operating Profit to NOI
(In Millions, Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Real estate leasing segment operating profit before discontinued operations	$10.6	$10.5	$21.5	$21.2
Less amounts reported in discontinued operations (pre-tax)	—	(0.2)	—	(0.4)
Real estate leasing segment operating profit after subtracting discontinued operations	10.6	10.3	21.5	20.8
Adjustments:
Depreciation and amortization	6.0	5.7	11.8	11.1
Straight-line lease adjustments	(0.9)	(1.5)	(1.7)	(2.3)
General and administrative expenses	0.7	0.8	1.5	1.6
Discontinued operations	—	0.2	—	0.4
Real estate leasing segment NOI	$16.4	$15.5	$33.1	$31.6

Real Estate Development and Sales – Second quarter and first half of 2013 compared with 2012

	Quarter Ended June 30,
(dollars in millions)	2013	2012	Change
Improved property sales revenue	$—	$—	—%
Development sales revenue	—	6.8	(100.0)%
Unimproved/other property sales revenue	1.4	0.2	600.0%
Total real estate development and sales segment revenue	1.4	7.0	(80.0)%
Cost of real estate development and sales	(0.1)	(3.1)	(96.8)%
Operating expenses	(2.9)	(2.9)	—%
Impairment of Santa Barbara development project	—	(5.1)	(100.0)%
Impairment of equity loss related to Bakersfield joint venture	—	(4.7)	(100.0)%
Earnings (loss) from joint ventures	0.6	(1.1)	NM
Other income	0.3	—	NM
Total real estate development and sales operating loss	$(0.7)	$(9.9)	(92.9)%
Real estate development and sales operating profit margin	NM	NM

	Six Months Ended June 30,
(dollars in millions)	2013	2012	Change
Improved property sales revenue	$14.9	$5.0	198.0%
Development sales revenue	—	8.1	(100.0)%
Unimproved/other property sales revenue	1.9	5.3	(64.2)%
Total real estate development and sales segment revenue	16.8	18.4	(8.7)%
Cost of real estate development and sales	(10.8)	(9.1)	18.7%
Operating expenses	(5.7)	(5.9)	(3.4)%
Impairment of Santa Barbara development project	—	(5.1)	(100.0)%
Impairment of equity loss related to Bakersfield joint venture	—	(4.7)	(100.0)%
Earnings (loss) from joint ventures	1.1	(2.7)	NM
Other income	0.3	0.1	200.0%
Total real estate development and sales operating profit (loss)	$1.7	$(9.0)	NM
Real estate development and sales operating profit margin	10.1%	NM

Second quarter 2013: Real Estate Sales revenue, before subtracting amounts presented as discontinued operations, was $1.4 million and was related primarily to the sale of a 29-acre non-core Maui parcel. Operating loss was $0.7 million was due primarily to operating expenses, partially offset by the sale of the non-core Maui parcel, development fees, interest income, and net joint venture resort residential sales of two lots and two cottages on Kauai, three units on Maui, and two units on Hawaii Island.

First half 2013: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $16.8 million and $1.7 million, respectively, and in addition to the sale, development fees, and interest income described above, included the sale of a California industrial property. Operating profit also included the sales of joint venture resort residential units, including three lots and two cottages on Kauai, five units on Maui, and four units on Hawaii Island, partially offset by joint venture expenses.

Second quarter 2012: Revenue from Real Estate Development and Sales was $7.0 million and was principally related to the revenue recognized from a 4.1-acre parcel at Maui Business Park II. The margin on the sale described above was more than offset by $9.8 million of non-cash impairment charges and equity losses related to the Company's Santa Barbara and Bakersfield development projects in California, resulting from the Company's change in its development strategy in connection with the Separation in the second quarter of 2012 to focus on development projects in Hawaii, as well as joint venture expenses.

First half 2012: Revenue for the first half of 2012, before subtracting amounts presented as discontinued operations, was $18.4 million and, in addition to the sales described above, included the sales of two leased fee parcels on Maui, two residential units on Oahu, a California office property, and a 79-acre non-core land parcel on Maui. The margin on the sales described above were partially offset by non-cash impairment charges previously referenced that were related to Company's Santa Barbara and Bakersfield development projects in California.

Real Estate Discontinued Operations – 2013 compared with 2012

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from the sale of income-producing properties	$—	$—	$14.9	$8.9
Real Estate Leasing revenue	$—	$0.3	$—	$0.7

Gain on sale of income-producing properties	—	—	4.2	3.9
Real Estate Leasing operating profit	—	0.2	—	0.4
Total operating profit before taxes	—	0.2	4.2	4.3
Income tax expense	—	0.1	1.5	1.7
Income from discontinued operations	$—	$0.1	$2.7	$2.6

2013:  The revenue and expenses related to the sale of Northpoint Industrial (an industrial property in California) have been classified as discontinued operations.

2012: The revenue and expenses related to the sale and operations of the Firestone Boulevard Building (an office property in California) and two leased fee properties in Maui were classified as discontinued operations.

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

Agribusiness – Second quarter of 2013 compared with 2012

	Quarter Ended June 30,
(dollars in millions)	2013	2012	Change
Revenue	$43.5	$39.9	9.0%
Operating profit	$8.3	$7.0	18.6%
Operating profit margin	19.1%	17.5%
Tons sugar produced	66,400	57,500	15.5%
Tons sugar sold (raw and specialty sugar)	40,700	41,400	(1.7)%

Agribusiness revenue for the second quarter of 2013 increased $3.6 million, or 9.0%, compared to the second quarter of 2012. The increase was primarily due to $5.0 million of higher charter revenue from the completion of one outside charter,

$0.4 million higher molasses revenue due to higher volume, and $0.4 million higher raw sugar revenue from higher tonnage sold in the quarter, partially offset by $1.1 million lower specialty sugar revenue from lower volume and prices, and $0.5 million lower power revenue principally due to lower power prices.

Operating profit for the second quarter of 2013 increased $1.3 million compared to the second quarter of 2012. The increase was principally due to $0.8 million higher charter margin, $0.4 million increase related to insurance proceeds received in the quarter, $0.4 million gain from sale of assets, and $0.3 million higher molasses sales margin due to higher volume. These increases were partially offset by $0.7 million lower power margin and $0.4 million lower specialty sugar margin due to lower volume.

Agribusiness – First half of 2013 compared with 2012

	Six Months Ended June 30,
(dollars in millions)	2013	2012	Change
Revenue	$58.2	$53.5	8.8%
Operating profit	$12.1	$10.5	15.2%
Operating profit margin	20.8%	19.6%
Tons sugar produced	74,600	59,300	25.8%
Tons sugar sold (raw and specialty sugar)	43,400	43,600	(0.5)%

Agribusiness revenue for the first half of 2013 increased $4.7 million, or 8.8%, compared with the first half of 2012. The increase was due to $4.4 million in higher charter revenue, $1.0 million in higher power sales from higher volume, and $0.4 million higher raw sugar revenue from higher volume sold, partially offset by $0.9 million in lower specialty sugar sales and $0.3 million in lower molasses revenue.

Operating profit for the first half of 2013 increased $1.6 million compared to the first half of 2012. The increase was primarily due to $1.4 million in higher charter margin, $0.9 million in higher power margins from higher volume, and $0.3 million higher insurance proceeds, partially offset by $0.7 million higher sugar vessel fixed costs, and $0.6 million lower specialty sugar margins from lower prices and volume sold.

Year to date sugar production was 26 percent higher in 2013 than in 2012, due principally to higher yields and an increase in number of acres harvested year-to-date.

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

On May 24, 2013, A&B Properties, Inc. (“A&B Properties”), a wholly-owned subsidiary of the Company, issued a notice to proceed (“Notice to Proceed”) with the purchase of a 415,000 square-foot, fee simple retail center in Pearl City, Oahu (the “Property”) for $82.2 million in cash and the assumption of a $59.3 million loan (the “Pearl Loan”), pursuant to the terms of the Real Estate Purchase and Sale Agreement, dated April 9, 2013, between PHSC Holdings, LLC and A&B Properties. The Pearl Loan, which is currently held by The Northwestern Mutual Life Insurance Company (the “Lender”), is secured by a Mortgage and Security Agreement, bears interest at 5.9 percent, and requires monthly payments of principal and interest totaling $371,792. A final balloon payment of $56.4 million is due on September 15, 2016. The closing of the transaction, including assumption of the Pearl Loan by A&B Properties and/or other entities related to A&B that may acquire title to the Property, is subject to various conditions, including the Lender's approval of such assumption.

On June 6, 2013, A&B announced that it had entered into a definitive merger agreement (the "Merger Agreement") to acquire Grace Pacific Corporation ("Grace"). Grace is a vertically integrated natural materials, construction services, and petroleum distribution company that operates in the State of Hawaii. Pursuant to the Merger Agreement, GPC Holdings, Inc., a wholly owned subsidiary of Grace ("Grace Holdings"), will merge with and into A&B II, LLC, a wholly owned subsidiary of A&B (the "Merger").

A&B is acquiring Grace for approximately $235 million, subject to adjustment, with purchase consideration consisting of a combination of shares of A&B common stock and cash. Subject to certain adjustments, 85% of the consideration will be paid in the form of shares of A&B common stock and 15% will be paid in cash. At closing, approximately 12% of the cash portion of the consideration will be withheld and retained by A&B to secure any adjustment to the merger consideration and certain indemnification obligations of Grace Holdings shareholders pursuant to the merger agreement. The number of shares of A&B common stock to be received by Grace Holdings shareholders will be determined at closing of the Merger, subject to a collar limiting the maximum and minimum number of shares that A&B will issue in the Merger. Prior to the Merger, Grace will undertake a restructuring in order to separate its natural materials and construction businesses (‘‘Grace Businesses’’) from its petroleum and retail gasoline businesses, so that A&B will acquire only the Grace Businesses in the Merger.

The consummation of the merger is subject to obtaining the approval of the issuance of A&B common stock by A&B shareholders, the approval of the Merger Agreement by Grace Holdings shareholders, and various customary closing conditions and government approvals.

The Company is a 50 percent member in Kukui‘ula Village LLC ("Village"), a non-consolidated joint venture that owns and operates The Shops at Kukui‘ula. The Village has secured loans totaling $51.4 million that mature on September 28, 2013. The first loan of $9.4 million is collateralized by a $9.4 million letter of credit provided by the Company. The second loan of $42.0 million is collateralized by The Shops at Kukui'ula Village and a 45-acre parcel at Kukui'ula. The Village is currently negotiating with its lenders for an extension of the loans for one or more additional years. If the loans are not extended or paid off at or prior to the maturity date, the lenders to the Village may declare the loans in default and could draw on the letter of credit provided by the Company. If the letter of credit is drawn, the Company has the contractual right to recover 50 percent of the amount from DMB Communities LLC. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the loan renegotiations that may occur, on the Company's investment in the Village. The Company's investment in the Village was $6.4 million as of June 30, 2013.

Cash Flows: Cash flows used in operating activities totaled $16.8 million for the first six months of 2013, compared with $24.3 million for the first six months of 2012. This reduction in cash used in operating activities was due principally to lower expenditures for real estate development inventory, which was $12.4 million lower than in 2012 due principally to a reduction in expenditures for Maui Business Park II.

Cash flows used in investing activities totaled $36.7 million for the first half of 2013, compared with $18.8 million in the first half of 2012. The increase in net cash used in investing activities was due primarily to a $19.4 million investment in the One Ala Moana condominium project.

Capital expenditures for the first half of 2013 totaled $13.1 million compared with $12.4 million for the first half of 2012. Net cash flows used in investing activities for capital expenditures were as follows:

	Six Months Ended June 30,
(dollars in millions)	2013	2012	Change
Real estate developments*	$—	$0.1	NM
Real estate redevelopment/renovations	5.4	3.8	42.1%
Tenant improvements	2.3	1.4	64.3%
Agribusiness and other	5.4	7.1	(23.9)%
Total capital expenditures	$13.1	$12.4	5.6%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in condensed consolidated statement of cash flows as operating activities.

The $13.1 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2013 excludes $25.3 million of tax-deferred real estate purchases under Section 1031 of the IRS code since the Company did not actually take control of the cash during the exchange period. Capital expenditures for Agribusiness and other decreased by $1.7 million due principally to 2012 expenditures related to the Company's Port Allen solar project.

Cash flows provided by financing activities were $53.1 million for the first half of 2013, compared with $33.9 million during the first half of 2012. The increase in cash flows from financing activities was principally due to net proceeds of $50.8 million from credit facilities in 2013, as compared to $146.3 million of net capital contributions from Holdings in 2012 related to the Separation, partially offset by a $112.4 million reduction in debt in 2012.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar inventory, totaled $41.4 million at June 30, 2013, an increase of $28.4 million from December 31, 2012. The increase was due primarily to a $30.0 million increase in sugar inventories, partially offset by a $1.4 million reduction in accounts receivable.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. The total debt as of June 30, 2013 was $306.6 million compared to $235.5 million at the end of 2012. As of June 30, 2013, available capacity under the Company’s revolving credit facility and its Prudential shelf facility totaled $290.5 million. The increase in debt during the first six months of 2013 was principally due to the assumption of a $19.7 million mortgage related to the acquisition of Waianae Mall, as well as investments in One Ala Moana, Maui Business Park II, Kukui‘ula, and commercial portfolio capital expenditures.

Balance Sheet: The Company had a working capital deficit of $5.6 million at June 30, 2013, compared to a working capital deficit of $6.2 million at the end of 2012. The change in working capital is principally due to higher sugar inventory, partially offset by a reduction in real estate held for sale and an increase in the current portion of notes payable and long-term debt.

Property-net increased by $37.0 million, principally due to the acquisition of Waianae Mall in January 2013 for $10.1 million in cash and the assumption of a $19.7 million loan.

At June 30, 2013, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges: Sales - During the second quarter of 2013, approximately $0.8 million of proceeds from the sale of 29 acres of non-core land on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031. During the second quarter of 2012, approximately $8.2 million of proceeds from the sale of 286 acres of agricultural-zoned land on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases - During the second quarter of 2013, the Company utilized approximately $15.5 million in proceeds from tax-deferred sales to purchase Napili Plaza, a shopping center on Maui. During the second quarter of 2012, the Company made no acquisitions.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2013, there were no proceeds from tax-deferred sales that had not been reinvested.

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

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2013, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

OUTLOOK

All of the forward-looking statements made herein are qualified by the inherent risks of the Company's operations and the markets it serves, as more fully described on pages 18 to 28 of the Company's 2012 Form 10-K and other filings with the SEC.

There are two primary sources of periodic economic forecasts and data for the State of Hawaii: The University of Hawaii Economic Research Organization (UHERO) and the state's Department of Business, Economic Development and Tourism (DBEDT). Much of the economic information included herein has been derived from economic reports available on UHERO's and DBEDT's websites that provide more complete information about the status of, and forecast for, the Hawaii economy. Information below on Oahu residential re-sales is published by the Honolulu Board of Realtors and Title Guaranty of Hawaii, Incorporated. Information below on the Oahu commercial real estate market is provided by Colliers International (Hawaii). Bankruptcy filing information cited below is published by the U.S. Bankruptcy Court District of Hawaii.

The Company's overall outlook continues to assume modest growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 2.4 percent in 2013, and is expected to continue to grow at a moderate pace for the next several years. The primary driver of growth is tourism, which set the state's all-time record for visitor expenditures and arrivals in 2012. Through June 2013, visitor expenditures were up 6.9 percent compared to last year, and visitor arrivals were up by 5.6 percent.

The state continues to see positive trends in other economic indicators. Unemployment at the end of June 2013 was 4.6 percent, down from 6.0 percent in June 2012, and well below the national June unemployment rate of 7.6 percent. Bankruptcy filings year-to-date through June 2013 were down by 17 percent compared to the same period last year. The year-to-date median resale price for a home on Oahu through June 2013 was $625,000, up 0.8 percent compared to the same period last year, and the median resale price of an Oahu condominium was up 6.8 percent at $326,750. For the month of June, the median resale price for a home on Oahu was $677,250, up 9.2 percent compared to the same period in 2012, and the median resale price of an Oahu condominium was up 11.1 percent at $330,000. At the end of June 2013, months of available inventory-2.7 months for Oahu homes and condos- remained low in both absolute terms and relative to the 2012 full-year average of 3.6 months for homes and 4.1 months for condos. Home sales on the neighbor islands are beginning to see improvement.

Oahu retail and industrial vacancies were lower-below 5%. Retail rents have increased and industrial rents have remained stable. Office vacancy and rents have remained relatively stable during the first half of 2013. Current vacancies and rents are as follows:

Property Type	Mid Year 2013 Vacancy Rate	Average Asking Rent Per Square Foot Per Month (NNN) at June 30, 2013
Retail	4.3%	$3.29
Industrial	3.2%	$1.00
Office	13.0%	$1.55

Through May 2013, the value of construction permits has increased by 15 percent compared to last year primarily due to significant increases in residential permits on Oahu. Hawaii's roads are consistently ranked among the worst roads in the nation and are in dire need of rebuilding and repair. To address this issue, Honolulu's mayor has proposed spending between $120 and $150 million a year on the repaving and maintenance of Oahu roadways over the next 5 years. Increases in state and federal roadway repair work are expected as well. UHERO projects annual growth in construction jobs in the 7- to 11-percent range between 2013 and 2015. Construction revenue is expected to be $7.5 billion in 2013, up 8 percent over 2012, and increase to $8.5 billion in 2014.

Agribusiness operating profit is dependent upon a variety of factors, including total sugar production, which is affected by the availability of water and weather; prices in effect at the time sugar is priced; the volume, price and timing of molasses sales; and the volume and prices at which the Company sells power to the local electric utilities. Sugar prices have been locked in for 98 percent of the 2013 crop at favorable prices, but below 2012 levels, and the Company expects improvement in sugar production and yields in 2013 compared to 2012. Due to higher pricing on sugar delivered in the first half of 2013 compared to pricing for deliveries in the second half of 2013, the Company expects Agribusiness will break even in the second half of 2013. Because sugar prices are low, none of the 2014 crop has been priced. The Company can price sugar up until the time of delivery, which for a typical crop is spread between May and December.

The Company expects that continued growth in the Hawaii economy will generally provide a stable or improving environment for primary housing and commercial properties in the state. However, sales of resort residential real estate and the performance of the Company's Mainland commercial property portfolio are influenced by the health of the U.S. economy and the particular markets in which those properties are located.

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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - 30, 2013	--	$—	—	—
May 1 - 31, 2013	4,881 (1)	$35.47	—	—
Jun 1 - 30, 2013	4,373 (1)	$35.13	—	—

(1)	Represents shares accepted for the exercise of options and/or in satisfaction of tax withholding obligations arising upon option exercises or the vesting of restricted stock units.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended June 30, 2013, and June 30, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2013, and June 30, 2012, (iii) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013, and June 30, 2012, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	August 9, 2013	/s/ Paul K. Ito
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the six months ended June 30, 2013, and June 30, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013, and June 30, 2012, (iii) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013, and June 30, 2012, and (v) the Notes to the Condensed Consolidated Financial Statements.