Form 10-Q
period 2013-09-30
Alexander & Baldwin, Inc.
filed 2013-11-08
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of September 30, 2013:     43,105,424

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Revenue:
Real estate leasing	$26.2	$23.3	$76.0	$71.1
Real estate development and sales	10.1	0.1	12.0	9.6
Agribusiness	35.9	67.9	94.1	121.4
Total operating revenue	72.2	91.3	182.1	202.1
Operating Costs and Expenses:
Cost of real estate leasing	15.4	13.8	44.7	41.5
Cost of real estate development and sales	3.3	0.1	3.6	4.2
Costs of agribusiness revenues	34.4	58.6	80.1	101.5
Selling, general and administrative	9.6	6.5	24.4	21.9
Gain on the sale of agricultural parcel	—	(7.3)	—	(7.3)
Impairment of real estate assets (Santa Barbara)	—	—	—	5.1
Grace Acquisition costs	2.0	—	4.5	—
Separation costs	—	0.7	—	6.8
Total operating costs and expenses	64.7	72.4	157.3	173.7
Operating Income	7.5	18.9	24.8	28.4
Other Income and (Expense):
Income (loss) related to real estate joint ventures	0.7	(1.0)	1.8	(3.7)
Gain on insurance	1.3	—	1.3	—
Impairment and equity losses related to joint ventures	(6.6)	—	(6.6)	(4.7)
Interest income and other	1.2	—	1.6	—
Interest expense	(4.2)	(3.6)	(11.7)	(11.7)
Income (Loss) From Continuing Operations Before Income Taxes	(0.1)	14.3	11.2	8.3
Income tax expense	0.8	1.5	5.7	0.6
Income (Loss) From Continuing Operations	(0.9)	12.8	5.5	7.7
Income From Discontinued Operations (net of income taxes)	5.3	0.6	8.9	4.1
Net Income	$4.4	$13.4	$14.4	$11.8
Basic Earnings (Loss) Per Share:
Continuing operations	$(0.02)	$0.30	$0.13	$0.18
Discontinued operations	0.12	0.01	0.20	0.10
Net income	$0.10	$0.31	$0.33	$0.28
Diluted Earnings (Loss) Per Share:
Continuing operations	$(0.02)	$0.30	$0.13	$0.18
Discontinued operations	0.12	0.01	0.20	0.10
Net income	$0.10	$0.31	$0.33	$0.28
Weighted Average Number of Shares Outstanding:
Basic	43.1	42.6	43.1	42.5
Diluted	43.8	43.3	43.7	42.7
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$4.4	$13.4	$14.4	$11.8
Other Comprehensive Income:
Defined benefit pension plans:
Net loss and prior service cost	—	—	(2.0)	(1.9)
Amortization of prior service credit included in net periodic pension cost	(0.4)	(0.1)	(1.0)	(0.5)
Amortization of net loss included in net periodic pension cost	1.9	1.8	5.8	5.7
Income taxes	(0.6)	(0.7)	(1.1)	(1.6)
Other Comprehensive Income	0.9	1.0	1.7	1.7
Comprehensive Income	$5.3	$14.4	$16.1	$13.5

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$4.1	$1.1
Accounts and other notes receivable, net	42.2	8.2
Inventories	52.0	23.5
Real estate held for sale	26.9	11.5
Deferred income taxes	7.8	7.8
Income tax receivable	9.4	4.4
Prepaid expenses and other assets	7.3	6.9
Total current assets	149.7	63.4
Investments in Affiliates	327.2	319.9
Real Estate Developments	246.5	144.0
Property – net	1,009.3	838.7
Goodwill	9.2	—
Other Assets	103.3	71.3
Total assets	$1,845.2	$1,437.3
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$26.9	$15.5
Accounts payable	22.9	26.2
Accrued interest	2.3	5.2
Due to former affiliate	10.0	—
Accrued and other liabilities	25.4	22.7
Total current liabilities	87.5	69.6
Long-term Liabilities:
Long-term debt	587.3	220.0
Deferred income taxes	149.3	152.9
Accrued pension and postretirement benefits	59.5	58.9
Other non-current liabilities	27.2	21.5
Total long-term liabilities	823.3	453.3
Commitments and Contingencies (Note 3)
Equity:
Common stock	943.9	939.8
Accumulated other comprehensive loss	(45.5)	(47.2)
Retained earnings	36.0	21.8
Total equity	934.4	914.4
Total liabilities and equity	$1,845.2	$1,437.3

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows used in Operating Activities:	(109.4)	(12.8)
Cash Flows used in Investing Activities:
Capital expenditures for properties and developments	(102.9)	(34.4)
Proceeds from disposal of income-producing properties and other assets	2.3	0.8
Payments for purchases of investments in affiliates	(35.9)	(8.0)
Proceeds from investments in affiliates	3.3	1.8
Cash acquired through consolidation of The Shops at Kukui'ula	0.3	—
Net cash used in investing activities	(132.9)	(39.8)
Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	428.0	122.0
Payments of long-term debt and deferred financing costs	(196.8)	(231.1)
Proceeds (payments) from line-of-credit agreements, net	13.5	(3.5)
Contributions from Alexander & Baldwin Holdings, Inc., net	—	146.0
Proceeds from stock option exercises, including excess tax benefit and tax withholding	0.6	11.6
Net cash provided by financing activities	245.3	45.0
Cash and Cash Equivalents:
Net increase (decrease) for the period	3.0	(7.6)
Balance, beginning of period	1.1	11.7
Balance, end of period	$4.1	$4.1

Other Cash Flow Information:
Interest paid	$(14.1)	$(11.9)
Income taxes paid	$(10.0)	$(6.3)
Other Non-cash Information:
Tax-deferred property sales	$17.5	$17.2
Tax-deferred property purchases	$(25.3)	$(9.4)
Transfer of real estate development assets to Waihonua joint venture investment	$—	$24.2
Note payable assumed in connection with acquisition of Waianae Mall	$20.6	$—
Note payable assumed in connection with acquisition of Pearl Highlands Center	$62.3	$—
Notes payable assumed in connection with the consolidation of The Shops at Kukui'ula	$51.2	$—
Note receivable received in connection with the sale of Issaquah Office Center	$13.0	$—
Property (net) acquired in connection with the consolidation of The Shops at Kukui'ula	$39.0	$—
Capital expenditures included in accounts payable and accrued expenses	$7.7	$5.6

See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)
Description of Business.  A&B is headquartered in Honolulu and conducts business in three operating segments in two industries—Real Estate and Agribusiness. On October 1, 2013, A&B acquired GPC Holdings, Inc. ("Grace"), which will be reported as a separate operating segment.

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

Natural Materials and Construction: On October 1, 2013, the Company consummated its previously announced acquisition of Grace, a Hawaii-based natural materials and infrastructure construction company. Grace mines, processes, and sells basalt aggregate; imports sand and aggregates for sale and use; imports and markets liquid asphalt; manufactures and markets asphaltic concrete; performs asphalt paving as prime contractor and subcontractor; manufactures and supplies precast/prestressed concrete products; and provides various construction- and traffic- related services.

(2)
Basis of Presentation.  Prior to June 29, 2012, A&B’s businesses included Matson Navigation Company Inc., a wholly owned subsidiary that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of a newly created entity, Alexander & Baldwin Holdings, Inc. (“Holdings”). On June 29, 2012, Holdings distributed to its shareholders all of the common stock of A&B stock in a tax-free distribution (the “Separation”). Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.

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

The condensed consolidated financial statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012, and other subsequent filings with the SEC.

Reclassifications: Certain amounts reflected in the condensed consolidated balance sheets as of December 31, 2012 have been reclassified to conform to the presentation as of September 30, 2013.

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

On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of A&B and a 50 percent member of Kukui'ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB"), a Delaware limited liability company, as a member, and KKV Management LLC, a Hawaii limited liability company, as the manager and a member. Village owns and operates The Shops at Kukui'ula, a 78,900 square foot commercial retail center on the South shore of Kauai.

Under the Agreement KDC assumed control of Village, which includes full financial and operational responsibility. Accordingly, A&B consolidated Village's assets and liabilities at fair value, which includes secured loans totaling approximately $51.2 million. The first loan, totaling $41.8 million (the "Real Estate Loan"), is secured by The Shops at Kukui'ula and 45 acres of land owned by Kukui'ula Development Company (Hawaii), LLC ("Kukui'ula"), in which KDC is a member. The Real Estate Loan currently bears interest at the greater of (i) LIBOR plus 4.0 percent or (ii) 4.5 percent. The second loan, totaling $9.4 million (the "Term Loan"), is secured by a letter of credit, and bears interest at LIBOR plus 2.0 percent.

The Real Estate Loan and Term Loan were scheduled to mature on September 28, 2013. On September 25, 2013, Village entered into an agreement to extend the maturities of the loans to November 5, 2013, in order to finalize refinancing negotiations with the lender. In connection with the loan extensions, Village made a $5 million principal payment on the Real Estate Loan. On November 5, 2013, the Company refinanced the loans with a new three-year term loan, the terms which are described in Note 15.

Prior to the consolidation of the assets and liabilities of Village, the carrying value of the Company's investment in Village was approximately $6.3 million. In connection with the consolidation of Village, the Company wrote down its $6.3 million investment in the joint venture.

Fair value of assets acquired and liabilities assumed
Assets acquired:
Cash	$0.3
Other current assets	0.4
Property, plant and equipment	39.0
Intangible assets	4.0

Total assets acquired	43.7

Liabilities assumed:
Intangible liabilities	1.0
Liabilities assumed	51.9

Total liabilities assumed	52.9

Excess of liabilities assumed over assets acquired (recorded as goodwill)	$9.2

The above allocation is preliminary and is based on estimated fair value estimates that may change once all information necessary to make a final fair value assessment is received. The Shops at Kukui'ula will be added to the Company's commercial portfolio, and accordingly, goodwill will be allocated to the Real Estate Leasing reportable operating segment.

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

Other Obligations:  Certain of the real estate businesses in which the Company holds a non-controlling interest have long-term debt obligations. One of the Company’s joint ventures has a $10 million loan that matures in August 2015. As a condition to providing the loan to the joint venture, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement is not material, and as of September 30, 2013, the Company had not paid or accrued any amounts under the guaranty.

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

The Company is currently evaluating the final rule and assessing its compliance options.  Based on our review, the EPA has made significant revisions from the March 2011 final rule addressing industry concerns. The Company, along with the Florida Sugar Industry, has submitted a petition for reconsideration of certain issues in the final Boiler MACT rule. The EPA has indicated that it will be granting petitions for reconsideration of certain issues, including correcting an error that led to a final limit on carbon monoxide emissions from sugar mill boilers that was lower than it should have been.

The Puunene Mill boilers are capable of meeting most of the emissions limits specified in the final rule and the Company does not expect to incur material costs associated with upgrades to the existing particulate matter controls. While initial testing indicates that the boilers are able to meet new limits on carbon monoxide emissions during bagasse firing, it is not yet clear whether this limit can be met on a consistent basis. This is largely due to the highly variable nature of bagasse fuel. As a result, at a minimum, improvements to combustion controls and monitoring will be required on all three boilers.

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

Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Denominator for basic EPS – weighted average shares	43.1	42.6	43.1	42.5
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.7	0.7	0.6	0.2
Denominator for diluted EPS – weighted average shares	43.8	43.3	43.7	42.7

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

During the three and nine month period ended September 30, 2013 and 2012, there were no anti-dilutive securities outstanding.

(5)
Fair Value of Financial Instruments.  The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money markets funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at September 30, 2013 was $587.3 million and $606.2 million, respectively, and $220.0 million and $249.0 million at December 31, 2012, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

(6)
Inventories.  Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies inventory are stated at the lower of cost (principally average cost) or market value.

Inventories at September 30, 2013 and December 31, 2012 were as follows (in millions):

	September 30, 2013	December 31, 2012
Sugar inventories	$38.6	$3.9
Materials and supplies inventories	13.4	19.6
Total	$52.0	$23.5

(7)
Share-Based Compensation.  Under the 2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of September 30, 2013, 1,488,130 shares of the Company’s common stock remained available for future issuance. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Activity in the Company’s stock option plans in 2013 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2013	1,722.7	$19.41
Exercised	(106.3)	$20.00
Forfeited and expired	(1.2)	$19.80
Outstanding, September 30, 2013	1,615.2	$19.37	5.1	$26,304
Exercisable, September 30, 2013	1,419.3	$19.11	4.7	$23,481

The following table summarizes non-vested restricted stock unit activity through September 30, 2013 (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2013	330.0	$20.43
Granted	121.1	$34.12
Vested	(156.5)	$18.57
Canceled	(48.1)	$22.44
Outstanding, September 30, 2013	246.5	$27.94

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

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Share-based expense (net of estimated forfeitures):
Stock options	$0.3	$0.4	$1.0	$1.8
Restricted stock units	0.8	0.4	2.2	2.4
Total share-based expense	1.1	0.8	3.2	4.2
Total recognized tax benefit	(0.3)	(0.3)	(1.0)	(1.4)
Share-based expense (net of tax)	$0.8	$0.5	$2.2	$2.8

(8)
Discontinued Operations.  The revenues and expenses related to the sales of Northpoint Industrial, an industrial property in California, Centennial Plaza, an industrial property in Utah, and Issaquah Office Center, an office building in Washington, have been classified as discontinued operations. Additionally, the revenues and expenses related to Republic Distribution Center, an industrial property in Texas sold on October 4, 2013, was classified as discontinued operations as of September 30, 2013. In 2012, the revenues and expenses of two leased fee properties on Maui and Firestone Boulevard Building, a California office property, were classified as discontinued operations.

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

The revenue, operating profit, income tax expense and after-tax effects of these transactions were as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Proceeds from the sale of income-producing properties	$37.3	$—	$52.2	$8.9
Real estate leasing revenue	1.3	1.6	4.0	4.8

Gain on sale of income-producing properties	7.8	—	12.0	3.9
Real estate leasing operating profit	0.7	1.0	2.4	2.9
Total operating profit before taxes	8.5	1.0	14.4	6.8
Income tax expense	3.2	0.4	5.5	2.7
Income from discontinued operations	$5.3	$0.6	$8.9	$4.1

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

The components of net periodic benefit cost recorded for the three months ended September 30, 2013 and 2012 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Service cost	$0.7	$0.6	$—	$—
Interest cost	1.9	2.0	0.1	0.1
Expected return on plan assets	(2.7)	(2.6)	—	—
Amortization of prior service credit	(0.2)	(0.2)	—	—
Amortization of net loss (gain)	1.9	2.0	(0.1)	(0.1)
Net periodic benefit cost	$1.6	$1.8	$—	$—

The components of net periodic benefit cost recorded for the nine months ended September 30, 2013 and 2012 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Service cost	$1.9	$1.8	$0.1	$0.1
Interest cost	5.7	6.1	0.3	0.4
Expected return on plan assets	(8.2)	(7.8)	—	—
Curtailment gain*	—	—	(0.5)	—
Amortization of prior service credit	(0.6)	(0.6)	—	—
Amortization of net loss (gain)	5.8	6.0	(0.1)	(0.2)
Net periodic benefit cost (credit)	$4.6	$5.5	$(0.2)	$0.3

*	The curtailment gain is related to headcount reductions associated with the termination of the Company's Kauai trucking service operations.

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

(11)
Accumulated Other Comprehensive Income. The changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2013 were as follows (in millions, net of tax):

	Pension and postretirement plans
	Three Months Ended September 30, 2013	Nine Months Ended September 20, 2013
Beginning balance	$46.4	$47.2
Amounts reclassified from accumulated other comprehensive income, net of tax	(0.9)	(1.7)
Ending balance	$45.5	$45.5

The reclassifications of other comprehensive income components out of accumulated other comprehensive income for the nine months ended September 30, 2013 were as follows (in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Income for the Three Months Ended	Amounts Reclassified from Accumulated Other Comprehensive Income for the Nine Months Ended
Details about Accumulated Other Comprehensive Income Components	September 30, 2013	September 30, 2013
Net loss and prior service cost	$—	$(2.0)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Actuarial loss*	1.9	5.8
Prior service credit*	(0.4)	(1.0)
Total before income tax	1.5	2.8
Income taxes	(0.6)	(1.1)
Other comprehensive income net of tax	$0.9	$1.7

*	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

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

On September 13, 2013 the IRS and Treasury Department released final regulations on the deduction and capitalization of expenditures related to tangible property (“Tangible Property Regulations”). The Tangible Property Regulations apply to tax years beginning on or after January 1, 2014. The estimated financial statement impact of the Tangible Property Regulations was a reclassification of $7.6 million from deferred income taxes (non-current) to other non-current liabilities in the quarter ended September 30, 2013.

The Company’s Due to former affiliate account consists primarily of an estimate of A&B's share of pre-separation consolidated income taxes that will be remitted to Matson, Inc. to offset payments to the relevant taxing authorities. The Company’s Income Tax Receivable account consists of post-separation consolidated income tax payments that the Company intends to use to offset its income tax liabilities to the relevant taxing authorities and refundable solar tax credits.

The effective income tax rate for the three and nine month periods ended September 30, 2013 was higher than the statutory rate due to state taxes and non-deductible expenses incurred by the Company related to the acquisition of Grace, which occurred in the fourth quarter of 2013. Accordingly, the Company’s annual effective tax rate, as of the quarter ended September 30, 2013, does not include any estimates related to Grace's operations. The Company will include the effect of Grace following the acquisition date in its annual effective tax rate for the year ending December 31, 2013.

(13)
Notes Payable and Long-Term Debt. On January 22, 2013, A&B completed the purchase of Waianae Mall, a 170,300 square-foot, 10-building retail center in Leeward Oahu, for $10.1 million in cash and the assumption of a $19.7 million loan (the “Loan”). The Promissory Note for the Loan is secured by a Mortgage, Assignment of Leases and Rents and Security Agreement, bears interest at 5.39 percent, and requires monthly payments of principal and interest totaling $0.1 million. A final balloon payment of $18.5 million is due on October 5, 2015. In connection with the loan assumption, the Company has also provided a limited guaranty for the payment of all obligations under the Loan. The guaranty is limited to 10 percent of the outstanding principal balance of the Loan upon the occurrence of an event of default, plus any cost incurred by the lender. The loan was recorded at its fair value of $20.6 million. Intangible assets acquired included lease-in-place value of $2.8 million (weighted-average life of 7.7 years) and net below-market leases of $0.5 million (weighted average life of 6.3 years).

On September 17, 2013, A & B Properties, Inc. (“A&B Properties”), a wholly owned subsidiary of the Company, closed the purchase of Pearl Highlands Center, a 415,000 square-foot, fee simple retail center in Pearl City, Oahu (the “Property”), for $82.2 million in cash and the assumption of a $59.3 million mortgage loan (the “Pearl Loan”), pursuant to the terms of the Real Estate Purchase and Sale Agreement, dated April 9, 2013, between PHSC Holdings, LLC and A&B Properties. The Pearl Loan, which is currently held by The Northwestern Mutual Life Insurance Company (the “Lender”), is secured by a Mortgage and Security Agreement, bears interest at 5.9 percent, and requires monthly payments of principal and interest totaling $0.4 million. A final balloon payment of $56.2 million is due on September 15, 2016. The loan was recorded at its fair value of $62.3 million. Intangible assets acquired included lease-in-place value of $9.5 million (weighted-average life of 14.3 years) and net below-market leases of $4.7 million (weighted average life of 6.5 years).

On September 24, 2013, A&B assumed control of Village and consolidated Village's assets and liabilities at fair value, which includes secured loans totaling approximately $51.2 million. The first loan, totaling $41.8 million (the "Real Estate Loan"), is secured by The Shops at Kukui'ula and 45 acres of land owned by Kukui'ula Development Company (Hawaii), LLC ("Kukui'ula"), in which KDC is a member. The Real Estate Loan currently bears interest at the greater of (i) LIBOR plus 4.0 percent or (ii) 4.5 percent. The second loan, totaling $9.4 million (the "Term Loan"), is secured by a letter of credit, and bears interest at LIBOR plus 2.0 percent. The Real Estate Loan and Term Loan are scheduled to mature on November 5, 2013. Subsequent to quarter end, the Company refinanced the loans with a new three-year term loan, the terms which are described in Note 15.

The total consideration paid for the acquisitions described above, and including the acquisition of Napili Plaza that closed in May 2013, totaled approximately $241.6 million. The total fair value of tangible property acquired with respect to the above acquisitions, and including the acquisition of Napili Plaza, totaled approximately $224.2 million.

(14)	Segment Results. Segment results for the three and nine months ended September 30, 2013 and 2012 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Real Estate[1]:
Leasing	$27.5	$24.9	$80.0	$75.9
Development and Sales	47.4	8.4	64.2	26.8
Less amounts reported in discontinued operations	(38.6)	(1.6)	(56.2)	(13.7)
Agribusiness	35.9	67.9	94.1	121.4
Reconciling items[2]	—	(8.3)	—	(8.3)
Total revenue	$72.2	$91.3	$182.1	$202.1
Operating Profit, Net Income:
Real Estate[1]:
Leasing	$11.2	$10.2	$32.7	$31.4
Development and Sales	4.6	3.3	6.3	(5.7)
Less amounts reported in discontinued operations	(8.5)	(1.0)	(14.4)	(6.8)
Agribusiness	2.2	9.1	14.3	19.6
Total operating profit	9.5	21.6	38.9	38.5
Interest Expense	(4.2)	(3.6)	(11.7)	(11.7)
General Corporate Expenses	(3.4)	(3.0)	(11.5)	(11.7)
Grace Acquisition Costs	(2.0)	—	(4.5)	—
Separation Costs	—	(0.7)	—	(6.8)
Income (Loss) From Continuing Operations Before Income Taxes	(0.1)	14.3	11.2	8.3
Income Tax Expense	0.8	1.5	5.7	0.6
Income (Loss) From Continuing Operations	(0.9)	12.8	5.5	7.7
Income From Discontinued Operations (net of income taxes)	5.3	0.6	8.9	4.1
Net Income	$4.4	$13.4	$14.4	$11.8

1   Prior year amounts recast for amounts treated as discontinued operations.
2 Represents the sale of a 286-acre agricultural parcel in the third quarter of 2012 classified as "Gain on sale of agricultural parcel" in the consolidated statements of income, but reflected as revenue for segment reporting purposes.

(15)
Subsequent Events. On October 1, 2013, the Company consummated its previously announced acquisition of 100% of the shares of GPC Holdings, Inc. ("Grace Holdings" or "Grace"), a Hawaii-based natural materials and infrastructure construction company. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), by and among A&B, A&B II, LLC ("Merger Sub"), a Hawaii limited liability company and a wholly owned subsidiary of A&B, Grace Pacific Corporation, a Hawaii corporation (now Grace Pacific LLC, a Hawaii limited liability company and a wholly owned subsidiary of Grace Holdings), Grace Holdings and David C. Hulihee, in his capacity as the shareholders' representative, dated June 6, 2013, Grace Holdings merged with and into Merger Sub with Merger Sub remaining as the surviving company and a wholly owned subsidiary of A&B (the "Merger").

The Company views the acquisition of Grace as an attractive long-term investment, with favorable return metrics and diversification benefits that will augment A&B's ability to further pursue its core real estate strategies over time. Grace will extend and enhance A&B's community building capabilities to encompass infrastructure work, for which a steady and growing need exists in Hawaii. Grace will allow A&B to further benefit from Hawaii's improving economy and real estate markets and also materially strengthens and diversifies A&B's financial profile and flexibility. A complete discussion of the reasons A&B acquired Grace is more fully described in the Company's Amendment No. 4 to Form 10 filed on June 8, 2012.

The total merger consideration payable to Grace Holdings equity holders is approximately 5.4 million shares of A&B common stock and approximately $35.25 million in cash, as adjusted based on Grace Holdings' shareholders' equity at closing. Pursuant to the Merger Agreement, the aggregate number of shares of A&B common stock issued in the Merger was determined by dividing $199.75 million, which was 85% of the total merger consideration prior to any post-closing adjustments, by $36.7859, which was the volume weighted average of the trading prices of A&B common stock on the New York Stock Exchange for the 20 consecutive trading days ending on the third trading day prior to the closing of the Merger. Of the $35.25 million cash portion of the acquisition price, $28.2 million (the "Holdback Amount") has been withheld pro rata from Grace Holdings shareholders and retained by A&B to secure any final adjustments to the merger consideration and certain indemnification obligations of Grace Holdings shareholders pursuant to the Merger Agreement. These funds will be released by A&B in accordance with the terms set forth in the Merger Agreement. In addition, an amount of cash equal to $1 million of the merger consideration otherwise deliverable to Grace Holdings shareholders has been delivered to the shareholders' representative to cover the costs and expenses incurred by him in performing his duties as provided in the Merger Agreement. Any amounts not used, or retained for future use, by the shareholders' representative will be paid to Grace Holdings shareholders upon the release of any and all remaining portions of the Holdback Amount.

A&B expects to allocate the purchase price to acquired assets and assumed liabilities at their estimated fair values. The assets acquired and liabilities assumed include, among others, property, plant and equipment, accounts receivable, cash, goodwill, and notes payable. Supplemental pro forma information has not been included since the Company is in the process of finalizing its fair value and purchase accounting adjustments. The Company will include the results of Grace Holdings in its financial statements from the closing date forward.

On October 4, 2013, A&B closed on the sale of Republic Distribution Center, and industrial property in Texas, for approximately $19.4 million.

On November 5, 2013, the Company refinanced $44.0 million of secured loans related to The Shops at Kukui'ula with new three-year term loans. The first loan, totaling $34.6 million (the "Real Estate Loan"), is secured by The Shops at Kukui'ula, 45 acres of land owned by Kukui'ula Development Company (Hawaii), LLC ("Kukui'ula"), in which KDC is a member, and an A&B guaranty. The Real Estate Loan bears interest at LIBOR plus 2.85% and requires principal amortization of $0.9 million per quarter. The second loan, totaling $9.4 million (the "Term Loan"), is interest only, secured by a letter of credit, and bears interest at LIBOR plus 2.0%. The Real Estate Loan contains guarantor covenants that mirror the covenants in A&B's $260 million revolving credit agreement.

On November 8, 2013, the Company closed on the sale of a 24-acre parcel adjacent to Maui Business Park II for $40.4 million.

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

FORWARD-LOOKING STATEMENTS

Alexander & Baldwin, Inc. (“A&B” or the “Company”), from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in “Risk Factors” of the Company’s 2012 Annual Report on Form 10-K and other filings with the SEC. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three and nine months ended September 30, 2013 and 2012.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the three and nine months ended September 30, 2013 and 2012, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•	Outlook: This section provides a discussion of management’s general outlook about the Hawaii economy and the Company’s markets.

•	Other Matters: This section provides a summary of other matters, such as officer and management changes.

BUSINESS OVERVIEW

Alexander & Baldwin, with a history that dates back to 1870, is a land and real estate corporation headquartered in Honolulu that conducts business in three operating segments in two industries—Real Estate and Agribusiness. On October 1, 2013, A&B acquired GPC Holdings, Inc. ("Grace Holdings" or "Grace"), which will be reported as a separate operating segment.

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

Natural Materials and Construction: On October 1, 2013, the Company consummated its previously announced acquisition of Grace, a Hawaii-based natural materials and infrastructure construction company. The total merger consideration was approximately 5.4 million shares of A&B common stock and approximately $35.25 million in cash, as adjusted based on Grace Holdings' shareholders' equity at closing. Pursuant to the Merger Agreement, the aggregate number of shares of A&B common stock issued in the Merger was determined by dividing $199.75 million, which was 85% of the total merger consideration prior to any post-closing adjustments, by $36.7859, which was the volume weighted average of the trading prices of A&B common stock on the New York Stock Exchange for the 20 consecutive trading days ending on the third trading day prior to the closing of the Merger. Of the $35.25 million cash portion of the acquisition price, $28.2 million (the "Holdback Amount") has been withheld pro rata from Grace Holdings shareholders and retained by A&B to secure any final adjustments to the merger consideration and certain indemnification obligations of Grace Holdings shareholders pursuant to the Merger Agreement. These funds will be released by A&B in accordance with the terms set forth in the Merger Agreement. In addition, an amount of cash equal to $1 million of the merger consideration otherwise deliverable to Grace Holdings shareholders has been delivered to the shareholders' representative to cover the costs and expenses incurred by him in performing his duties as provided in the Merger Agreement. Any amounts not used, or retained for future use, by the shareholders' representative will be paid to Grace Holdings shareholders upon the release of any and all remaining portions of the Holdback Amount.

Grace mines, processes, and sells basalt aggregate; imports sand and aggregates for sale and use; imports and markets liquid asphalt; manufactures and markets asphaltic concrete; performs asphalt paving as prime contractor and subcontractor; manufactures and supplies precast/prestressed concrete products; and provides various construction- and traffic- related services.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Third quarter of 2013 compared with 2012

	Quarter Ended September 30,
(dollars in millions)	2013	2012	Change
Operating revenue	72.2	91.3	(20.9)%
Operating costs and expenses	64.7	72.4	(10.6)%
Operating income	7.5	18.9	(60.3)%
Other income and (expense)	(7.6)	(4.6)	65.2%
Income (loss) from continuing operations before income taxes	(0.1)	14.3	(100.7)%
Income tax expense	0.8	1.5	(46.7)%
Discontinued operations (net of income taxes)	5.3	0.6	9X
Net income	$4.4	13.4	(67.2)%

Basic earnings per share	$0.10	$0.31	(67.7)%
Diluted earnings per share	$0.10	$0.31	(67.7)%

Consolidated operating revenue for the third quarter of 2013 decreased $19.1 million, or 20.9 percent, compared to the third quarter of 2012. This reduction was principally due to $32.0 million in lower Agribusiness revenues, partially offset by $10.0 million in higher Real Estate Development and Sales revenue (excluding revenue from discontinued operations) and $2.9 million in higher Real Estate Leasing revenue (excluding revenue from discontinued operations). The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the third quarter of 2013 decreased $7.7 million, or 10.6 percent, compared to the third quarter of 2012, due principally to $24.2 million in lower Agribusiness costs and $0.7 million of Separation costs recorded in 2012. The reduction in operating costs and expenses were partially offset by $3.2 million in higher Real Estate Development and Sales costs (excluding costs from discontinued operations), $3.1 million in higher selling, general and administrative costs due primarily to $2.0 million of costs related to the acquisition of Grace and $1.6 million in due diligence costs related to the acquisition of Pearl Highlands Center. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $(7.6) million in the third quarter of 2013 compared to $(4.6) million in the third quarter of 2012. The change in other income (expense) was primarily due to a $6.3 million non-cash write down related to the Company's taking control and consolidation of The Shops at Kukui'ula project on Kauai and $0.6 million in higher interest expense. These expenses were partially offset by a $1.7 million improvement in joint venture results in 2013 that more than offset joint venture operating costs, $1.3 million in gain from insurance proceeds, and $1.2 million in higher interest and other income.

Income taxes for the third quarter of 2013 were lower compared to the third quarter of 2012 due principally to a loss from continuing operations in 2013 as compared to income in 2012. The effective tax rate for the third quarter of 2013 was higher than 2012 due to non-deductible acquisition expenses incurred in 2013 and tax benefits recognized in 2012 associated with the Company's solar project on Kauai.

Consolidated – First nine months of 2013 compared with 2012

	Nine months ended September 30,
(dollars in millions)	2013	2012	Change
Operating revenue	182.1	202.1	(9.9)%
Operating costs and expenses	157.3	173.7	(9.4)%
Operating income	24.8	28.4	(12.7)%
Other income and (expense)	(13.6)	(20.1)	(32.3)%
Income from continuing operations before income taxes	11.2	8.3	34.9%
Income tax expense	5.7	0.6	10X
Discontinued operations (net of income taxes)	8.9	4.1	117.1%
Net income	14.4	11.8	22.0%

Basic earnings per share	$0.33	0.28	17.9%
Diluted earnings per share	$0.33	$0.28	17.9%

Consolidated operating revenue for the first nine months of 2013 was $20.0 million or 9.9 percent lower compared to the first nine months of 2012. Agribusiness revenue decreased $27.3 million. This decrease was partially offset by $4.9 million in higher Real Estate Leasing revenue and $2.4 million in higher Real Estate Development revenue, after excluding leasing revenue from assets classified as discontinued operations. The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first nine months of 2013 decreased $16.4 million, or 9.4 percent, compared to the first nine months of 2012, due principally to $21.4 million in lower Agribusiness costs, $6.8 million of professional fees recognized in 2012 related to the Separation, $5.1 million in non-cash impairment charges recorded in 2012, and $0.6 million in lower Real Estate Development and Sales segment costs in 2013. These decreases were partially offset by $4.5 million of costs related to the acquisition of Grace and $1.6 million in costs related to the acquisition of Pearl Highlands Center. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $(13.6) million in the first nine months of 2013 compared with $(20.1) million in the first nine months of 2012. The change in other income and (expense) was principally due to $5.5 million in higher joint venture operating income, $1.6 million in higher interest and other income, and $1.3 million of gains from insurance proceeds. These increases were partially offset by $1.9 million of higher impairment charges in 2013.

Income taxes in the first nine months of 2013 were higher than the first nine months of 2012 due to higher income from continuing operations in 2013 as compared to 2012. The effective tax rate for the first nine months of 2013 was higher than 2012 due to non-deductible acquisition costs incurred in 2013 and certain tax benefits recognized in 2012 related to the Company's solar project on Kauai.

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

Real Estate Leasing – Third quarter of 2013 compared with 2012

	Quarter Ended September 30,
(dollars in millions)	2013	2012	Change
Real estate leasing segment revenue	$27.5	$24.9	10.4%
Real estate leasing segment operating costs and expenses	(15.9)	(14.4)	10.4%
Selling, general and administrative	(0.5)	(0.5)	—%
Other income	0.1	0.2	(50.0)%
Real estate leasing operating profit	$11.2	$10.2	9.8%
Operating profit margin	40.7%	41.0%
Net Operating Income*	$17.5	$16.0	9.4%
Leasable Space (million sq. ft.) — Improved
Mainland	5.9	6.5
Hawaii	2.2	1.4

*	Refer to page 22 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate leasing segment revenue for the third quarter of 2013, before subtracting amounts presented as discontinued operations, was 10.4 percent higher than 2012, primarily due to sales and acquisition activity (shown in the table that follows).

Operating profit for the third quarter of 2013, before subtracting amounts presented as discontinued operations, was 9.8 percent higher than 2012 for the reasons previously cited for the revenue increase. Tenant improvement costs and leasing commissions were $1.5 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively.

Net operating income for the quarter increased by 9.4 percent due to the expansion of the Hawaii portfolio with the addition of Waianae Mall in February 2013, Napili Plaza in May 2013 and Pearl Highlands Center in September 2013, partially offset by the sales of Northpoint Industrial in January 2013 and Centennial Plaza and Issaquah Office Center in September 2013.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the quarter ended September 30, 2013 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Industrial	96	99	99
Office	84	88	87
Retail	93	88	91
Total	93	96	95

Leasable space increased in the third quarter of 2013 compared with the third quarter of 2012, principally due to the following activity between October 1, 2012 and September 30, 2013:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
1-13	Northpoint Industrial	119,400	1-13	Waianae Mall	170,300
9-13	Centennial Plaza	244,000	5-13	Napili Plaza	45,100
9-13	Issaquah Office Center	146,900	9-13	Pearl Highlands Center	415,000
			9-13	The Shops at Kukui'ula	78,900
	Total Dispositions	510,300		Total Acquisitions	709,300

Same store occupancy in 2013 was 95%, compared to 93% in 2012, due primarily to higher Mainland occupancies at two industrial properties and two office properties. "Same store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.

Real Estate Leasing – First Nine Months of 2013 compared with 2012

	Nine months ended September 30,
(dollars in millions)	2013	2012	Change
Real estate leasing segment revenue	$80.0	$75.9	5.4%
Real estate leasing segment operating costs and expenses	(46.1)	(43.2)	6.7%
Selling, general and administrative	(1.4)	(1.5)	(6.7)%
Other income	0.2	0.2	—%
Real estate leasing operating profit	$32.7	$31.4	4.1%
Operating profit margin	40.9%	41.4%
Net Operating Income*	$50.6	$47.6	6.3%
Leasable Space (million sq. ft.) — Improved
Mainland	5.9	6.5
Hawaii	2.2	1.4

*	Refer to page 22 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing segment revenue for the nine months ended September 30, 2013, before subtracting amounts presented as discontinued operations, was 5.4 percent higher than 2012, primarily due to sales and acquisition activity (shown in the previous table).

Operating profit for the nine months ended September 30, 2013, before subtracting amounts presented as discontinued operations, was 4.1 percent higher than 2012 for the reasons previously cited for the revenue increase. Tenant improvement costs and leasing commissions were $5.4 million and $4.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Net operating income increased 6.3 percent primarily due to the expansion of the Hawaii portfolio with the addition of Waianae Mall in February 2013 and Pearl Highlands Center in September 2013, partially offset by the sale of Northpoint Industrial in January 2013.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the nine months ended September 30, 2013 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Industrial	97	98	98
Office	81	89	88
Retail	92	88	90
Total	92	95	95

Same store occupancy increased to 95% in 2013, compared to 93% in 2012, for the same reasons cited for the quarter.

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

Reconciliation of Real Estate Leasing Operating Profit to NOI
(In Millions, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	2013	2012	2013	2012

Real estate leasing segment operating profit before discontinued operations	$11.2	$10.2	$32.7	$31.4
Less amounts reported in discontinued operations (pre-tax)	(0.7)	(1.0)	(2.4)	(2.9)
Real estate leasing segment operating profit after subtracting discontinued operations	10.5	9.2	30.3	28.5
Adjustments:
Depreciation and amortization	6.0	5.5	17.8	16.6
Straight-line lease adjustments	(0.5)	(0.4)	(2.2)	(2.7)
General and administrative expenses	0.8	0.7	2.3	2.3
Discontinued operations	0.7	1.0	2.4	2.9
Real estate leasing segment NOI	$17.5	$16.0	$50.6	$47.6

Real Estate Development and Sales – Third quarter and first nine months of 2013 compared with 2012

	Quarter Ended September 30,
(dollars in millions)	2013	2012	Change
Improved property sales revenue	$37.3	$—	—%
Development sales revenue	4.4	—	—%
Unimproved/other property sales revenue	5.7	8.4	(32.1)%
Total real estate development and sales segment revenue	47.4	8.4	6X
Cost of real estate development and sales	(33.1)	(1.1)	30X
Operating expenses	(4.8)	(2.9)	65.5%
Write down of The Shops at Kukui'ula joint venture investment	(6.3)	—	—%
Earnings (loss) from joint ventures	0.7	(1.1)	NM
Other income	0.7	—	—%
Total real estate development and sales operating profit	$4.6	$3.3	39.4%
Real estate development and sales operating profit margin	9.7%	39.3%

	Nine months ended September 30,
(dollars in millions)	2013	2012	Change
Improved property sales revenue	$52.2	$5.0	10X
Development sales revenue	4.4	8.1	(45.7)%
Unimproved/other property sales revenue	7.6	13.7	(44.5)%
Total real estate development and sales segment revenue	64.2	26.8	139.6%
Cost of real estate development and sales	(44.1)	(10.2)	4X
Operating expenses	(10.4)	(8.8)	18.2%
Impairment and equity loss related to joint venture investments	(6.3)	(9.8)	(35.7)%
Earnings (loss) from joint ventures	1.8	(3.7)	NM
Other income	1.1	—	—%
Total real estate development and sales operating profit (loss)	$6.3	$(5.7)	NM
Real estate development and sales operating profit margin	9.8%	NM

Third quarter 2013: Real Estate Sales revenue, before subtracting amounts presented as discontinued operations, was $47.4 million and was related primarily to the sales of Centennial Plaza (UT) and Issaquah Office Center (WA), a 209-acre non-core Maui parcel, and a residential parcel on Oahu. Operating income was $4.6 million and also included development fees, interest income, and net joint venture resort residential sales of two lots on Kauai, one unit on Maui, and four units on Hawaii island, partially offset by a $6.3 million non-cash writedown recorded in connection with the consolidation of The Shops at Kukui’ula and $1.7 million of due diligence costs related to acquisition activities.

First nine months 2013: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $64.2 million and $6.3 million, respectively, and in addition to the sales, development fees, and interest income described above, included the sale of a California industrial property and a 29-acre non-core Maui parcel. Operating profit also included the sales of joint venture resort residential units, including five lots and two cottages on Kauai, six units on Maui, and eight units on Hawaii Island, partially offset by the writedown previously referenced, $2.2 million of due diligence costs related to acquisition activities, and joint venture expenses.

Third quarter 2012: Revenue from Real Estate Development and Sales was $8.4 million and was principally related to the gain on the sale of 286 acres of agricultural-zoned land on Maui. Operating profit also included joint venture sales of a residential lot and two cottages on Kauai and a residential unit on the island of Hawaii, which was offset by joint venture expenses.

First nine months 2012: Revenue for the first nine months of 2012, before subtracting amounts presented as discontinued operations, was $26.8 million and, in addition to the sales described above, included the sales of a 4.1-acre parcel at Maui Business Park II, two leased fee parcels on Maui, two residential units on Oahu, a California office property, a 79-acre non-core land parcel on Maui, and joint venture sales of a parcel and a cottage on Kauai and four residential units on the island of Hawaii. The margin on the sales described above was partially offset by $9.8 million of impairment charges in the second quarter of 2012, related to the Company’s Santa Barbara and Bakersfield development projects in California, resulting from the Company’s change in its development strategy to focus on development projects in Hawaii, as well as joint venture expenses.

Real Estate Discontinued Operations – 2013 compared with 2012

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Proceeds from the sale of income-producing properties	$37.3	$—	$52.2	$8.9
Real Estate Leasing revenue	$1.3	$1.6	$4.0	$4.8

Gain on sale of income-producing properties	7.8	—	12.0	3.9
Real Estate Leasing operating profit	0.7	1.0	2.4	2.9
Total operating profit before taxes	8.5	1.0	14.4	6.8
Income tax expense	3.2	0.4	5.5	2.7
Income from discontinued operations	$5.3	$0.6	$8.9	$4.1

2013:  The revenues and expenses related to the sales of Northpoint Industrial, an industrial property in California, Centennial Plaza, an industrial property in Utah, and Issaquah Office Center, an office building in Washington, have been classified as discontinued operations. Additionally, the revenues and expenses related to Republic Distribution Center, an industrial property in Texas sold on October 4, 2013, was classified as discontinued operations.

2012: The revenue and expenses related to the sale and operations of the Firestone Boulevard Building (an office property in California) and two leased fee properties in Maui were classified as discontinued operations.

The results of operations from these properties in prior periods were reclassified from continuing operations to discontinued operations to conform to the current period’s accounting presentation. Proceeds from the sales of property treated as discontinued operations are deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code if the replacement property is purchased after the sale, or alternatively, proceeds are received by the Company if the replacement property is purchased before the sale.

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

Agribusiness – Third quarter of 2013 compared with 2012

	Quarter Ended September 30,
(dollars in millions)	2013	2012	Change
Revenue	$35.9	$67.9	(47.1)%
Operating profit	$2.2	$9.1	(75.8)%
Operating profit margin	6.1%	13.4%
Tons sugar produced	64,000	78,200	(18.2)%
Tons sugar sold (raw and specialty sugar)	35,800	72,400	(50.6)%

Agribusiness revenue for the third quarter of 2013 decreased $32.0 million, or 47.1 percent, compared to the third quarter of 2012. The decrease was primarily due to $26.1 million in lower raw sugar revenue resulting from one less sugar voyage in the third quarter of 2013 compared to 2012, as well as lower prices, $1.6 million lower power revenue due to lower volume and prices, $1.4 million lower trucking revenue due to scaled-down operations on Kauai, $1.0 million lower specialty sugar sales from lower volume and prices, and $1.0 million lower molasses sales from lower volume sold in the quarter due to timing of sales.

Operating profit for the third quarter of 2013 decreased $6.9 million compared to the third quarter of 2012. The decrease was principally due to $4.0 million lower raw sugar margin resulting from one less voyage at lower prices, $1.7 million lower power margin from lower volume and pricing of power sold, and $0.7 million lower molasses sales margin due to lower volume sold due to timing of sales.

Sugar production for the third quarter of 2013 was 18.2 percent lower than the third quarter of 2012 due to a lower number of acres harvested during the quarter, partially offset by higher yields. Sugar volume sold was 50.6 percent lower for the same period due to one completed sugar voyage in the quarter as compared to two raw sugar voyages delivered in the third quarter of 2012.

Agribusiness – First nine months of 2013 compared with 2012

	Nine months ended September 30,
(dollars in millions)	2013	2012	Change
Revenue	$94.1	$121.4	(22.5)%
Operating profit	$14.3	$19.6	(27.0)%
Operating profit margin	15.2%	16.1%
Tons sugar produced	138,600	137,500	0.8%
Tons sugar sold (raw and specialty sugar)	72,200	108,400	(33.4)%

Agribusiness revenue for the first nine months of 2013 decreased $27.3 million, or 22.5, compared with the first nine months of 2012. The decrease was due to $25.8 million in lower raw sugar revenue due to the delivery one less sugar voyage at lower prices in 2013 as compared to 2012, $2.2 million lower trucking revenue due to terminated operations on Kauai, $1.9 million in lower specialty sugar sales from lower volume and pricing, $1.2 million lower molasses revenue from lower volume, and $0.6 million in lower power revenue from lower volume sold and lower prices, partially offset by $4.4 million in higher charter revenue from the completion of an outside charter.

Operating profit for the first nine months of 2013 decreased $(5.3) million compared to the first nine months of 2012. The decrease was primarily due to $4.7 million in lower raw sugar margin due to the completion of one less sugar voyage in 2013 as compared to 2012, $0.9 million in lower power margins from lower volume [and prices], and $0.8 million lower molasses margin from lower volume, partially offset by $1.5 million higher charter margin from the completion of an outside charter.

Year-to-date sugar production was modestly higher, compared to 2012. Tons of sugar sold were 33.4% lower in 2013 than in 2012, due principally two sugar voyages completed in 2013 as compared to three completed sugar voyages in 2012.

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
On January 22, 2013, A&B completed the purchase of Waianae Mall, a 170,300 square-foot, 10-building retail center in Leeward Oahu, for $10.1 million in cash and the assumption of a $19.7 million loan (the “Loan”). The Promissory Note for the Loan is secured by a Mortgage, Assignment of Leases and Rents and Security Agreement, bears interest at 5.39 percent, and requires monthly payments of principal and interest totaling $100,000 million. A final balloon payment of $18.5 million is due on October 5, 2015. In connection with the loan assumption, the Company has also provided a limited guaranty for the payment of all obligations under the Loan. The guaranty is limited to 10 percent of the outstanding principal balance of the Loan upon the occurrence of an event of default, plus any cost incurred by the lender.

On September 17, 2013, A & B Properties, Inc. (“A&B Properties”), a wholly owned subsidiary of the Company, closed the purchase of Pearl Highlands Center, a 415,000 square-foot, fee simple retail center in Pearl City, Oahu (the “Property”), for $82.2 million in cash and the assumption of a $59.3 million mortgage loan (the “Pearl Loan”), pursuant to the terms of the Real Estate Purchase and Sale Agreement, dated April 9, 2013, between PHSC Holdings, LLC and A&B Properties. The Pearl Loan, which is currently held by The Northwestern Mutual Life Insurance Company (the “Lender”), is secured by a Mortgage and Security Agreement, bears interest at 5.9 percent, and requires monthly payments of principal and interest totaling $0.4 million. A final balloon payment of $56.2 million is due on September 15, 2016.

On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of A&B and a 50 percent member of Kukui'ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB"), a Delaware limited liability company, as a member, and KKV Management LLC, a Hawaii limited liability company, as the manager and a member. Village owns and operates The Shops at Kukui'ula, a commercial retail center on the South shore of Kauai.

Under the Agreement KDC assumed control of Village. Accordingly, A&B consolidated Village's assets and liabilities at fair value, which includes secured loans totaling approximately $51.2 million. The first loan, totaling $41.8 million (the "Real Estate Loan"), is secured by The Shops at Kukui'ula and 45 acres of land owned by Kukui'ula Development Company (Hawaii), LLC ("Kukui'ula"), in which KDC is a member. The Real Estate Loan currently bears interest at the greater of (i) LIBOR plus 4.0 percent or (ii) 4.5 percent. The second loan, totaling $9.4 million (the "Term Loan"), is secured by a letter of credit, and bears interest at LIBOR plus 2.0 percent.

The Real Estate Loan and Term Loan were scheduled to mature on September 28, 2013. On September 25, 2013, Village entered into an agreement to extend the maturities of the loans to November 5, 2013, in order to finalize refinancing negotiations with the lender. In connection with the loan extensions, Village made a $5 million principal payment on the Real Estate Loan.

On November 5, 2013, the Company refinanced $44.0 million of secured loans related to The Shops at Kukui'ula with new three-year term loans. The first loan, totaling $34.6 million, is secured by The Shops at Kukui'ula, 45 acres of land owned by Kukui'ula, in which KDC is a member, and an A&B guaranty. The loan bears interest at LIBOR plus 2.85 percent and requires principal amortization of $0.9 million per quarter. The second loan, totaling $9.4 million, is interest only, secured by a letter of credit, and bears interest at LIBOR plus 2.0 percent. The first loan contains guarantor covenants that mirror the covenants in A&B's $260 million revolving credit agreement.

On October 1, 2013, the Company consummated its previously announced acquisition of GPC Holdings, Inc. ("Grace Holdings" or "Grace"), a Hawaii-based natural materials and infrastructure construction company. The total merger consideration was approximately 5.4 million shares of A&B common stock and approximately $35.25 million in cash, as adjusted based on Grace Holdings' shareholders' equity at closing. Approximately 12 percent of the purchase price was withheld by A&B to secure any final adjustments to the merger consideration and certain indemnification obligations of Grace Holdings shareholders pursuant to the Merger Agreement. These funds will be released by A&B in accordance with the terms set forth in the Merger Agreement. In addition, an amount of cash equal to $1 million of the merger consideration otherwise deliverable to Grace Holdings shareholders has been delivered to the shareholders' representative to cover the costs and expenses incurred by him in performing his duties as provided in the Merger Agreement. The cash portion of the purchase price will be funded through a combination of cash on hand and borrowings under the Company's credit facilities.

On October 1, 2013, A&B's Board of Directors announced a fourth-quarter 2013 dividend of $0.04 per share, payable on December 5, 2013 to shareholders on record as of the close of business on November 7, 2013.

Cash Flows: Cash flows used in operating activities totaled $109.4 million for the first nine months of 2013, compared with $12.8 million for the first nine months of 2012. This increase in cash used in operating activities was due primarily to higher expenditures for real estate development inventory, which principally included the purchase of 27 Kahala residential lots on Oahu, as well as properties in Windward Oahu and on Maui for $98 million.

Cash flows used in investing activities totaled $132.9 million for the first nine months of 2013, compared with $39.8 million in the first nine months of 2012. The increase in net cash used in investing activities was due primarily to $82.2 million used for the cash portion of the purchase of Pearl Highlands Center under a reverse 1031 exchange transaction and a $19.4 million investment in the One Ala Moana condominium project.

Capital expenditures for the first nine months of 2013 totaled $102.9 million compared with $34.4 million for the first nine months of 2012. Net cash flows used in investing activities for capital expenditures were as follows:

	Nine months ended September 30,
(dollars in millions)	2013	2012	Change
Acquisition of property	$82.4	$2.9	28X
Real estate redevelopment/renovations	8.6	2.8	3X
Tenant improvements	3.6	2.9	24.1%
Agribusiness and other	8.3	25.8	(67.8)%
Total capital expenditures*	$102.9	$34.4	199.1%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in condensed consolidated statement of cash flows as operating activities.

The $102.9 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2013 excludes $25.3 million of tax-deferred real estate purchases under Section 1031 of the IRS code since the Company did not actually take control of the cash during the exchange period. Capital expenditures for property acquisitions increased $79.5 million due primarily to the reverse 1031 acquisition of Pearl Highlands Center. Capital expenditures for Agribusiness and other decreased by $17.5 million due principally to 2012 expenditures related to the Company's Port Allen solar project.

Cash flows provided by financing activities were $245.3 million for the first nine months of 2013, compared with $45.0 million during the first nine months of 2012. The increase in cash flows from financing activities was principally due to net proceeds of $244.7 million from credit facilities in 2013, as compared to $146.0 million of net capital contributions from Holdings in 2012 related to the Separation, partially offset by a $112.6 million reduction in debt in 2012.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar inventory, totaled $50.9 million at September 30, 2013, an increase of $37.9 million from December 31, 2012. The increase was due primarily to a $34.8 million increase in sugar inventories and $3.0 million in higher cash balances.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. The total debt as of September 30, 2013 was $614.2 million compared to $235.5 million at the end of 2012. The increase in debt during the first nine months of 2013 was principally due to investments, which included the purchase of the Kahala properties for $98.0 million, the assumption of a $59.3 million mortgage related to the $141.5 million acquisition of Pearl Highlands Center, the consolidation of $51.2 million of debt related to the consolidation of The Shops at Kukui'ula, the assumption of a $19.7 million mortgage related to the $29.8 million acquisition of Waianae Mall, and investments in One Ala Moana, Maui Business Park II, Kukui‘ula, and commercial portfolio capital expenditures. As of September 30, 2013, available capacity under the Company’s revolving credit facility and its Prudential shelf facility totaled $81.2 million. The Company's borrowing capacity stood at a low level at quarter end due to the timing of 1031 property sales, the proceeds of which were not received as of quarter end. Subsequent to quarter end the Company received $32.6 million in proceeds from the sales of Centennial Plaza, Issaquah Office Center, and Republic Distribution Center.

Balance Sheet: The Company had working capital of $62.2 million at September 30, 2013, compared to a working capital deficit of $6.2 million at the end of 2012. The change in working capital is principally due to higher short-term notes receivables that represent pending 1031 exchange proceeds related to the sales of Centennial Plaza and Issaquah Office Center, higher sugar and molasses inventory related to the timing of voyages, and higher real estate development inventory classified in current assets, partially offset an increase in the current portion of notes payable and long-term debt.

Property-net increased by $170.6 million, principally due to the acquisitions of Pearl Highlands Center in September 2013 for $82.2 million in cash and the assumption of a $59.3 million mortgage note, Waianae Mall in January 2013 for $10.1 million in cash and the assumption of a $19.7 million loan, and the consolidation of The Shops at Kukui'ula, a retail commercial center on Kauai.

At September 30, 2013, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges: Sales - During the third quarter of 2013, approximately $23.1 million of proceeds from the sales of Centennial Plaza, Issaquah Office Center, and 209 acres of non-core land on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031. During the third quarter of 2012, approximately $8.2 million of proceeds from the sale of 286 acres of agricultural-zoned land on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases - During the third quarter of 2013, the Company purchased Pearl Highlands Center, a retail center on Oahu, under a reverse 1031 transaction. During the third quarter of 2012, the Company made no 1031 acquisitions.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2013, there were $1.9 million in proceeds from tax-deferred sales that had not been reinvested.

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

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2013, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

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

The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 2.6 percent in 2013, and is expected to continue to grow at a moderate pace for the next several years. The primary driver of growth is tourism, which set the state’s all-time record for visitor expenditures and arrivals in 2012. Through September 2013, visitor expenditures and arrivals were up 4.1 percent and 5.1 percent, respectively, compared to last year. Visitor arrivals and expenditures were down modestly in September from uncertainty surrounding the federal government shutdown; however, wholesale travel bookings from December 2013 through August 2014 are reported to be strong.

The state continues to see positive trends in other economic indicators. Unemployment at the end of August 2013 was 4.3 percent, down from 5.7 percent in August 2012, and well below the national August unemployment rate of 7.3 percent. Bankruptcy filings year-to-date through October 2013 were down by 17 percent compared to the same period last year. Through September 2013, the median resale price for a home on Oahu was $640,000, up 3.3 percent compared to the same period last year, and the median resale price of an Oahu condominium was up 5.4 percent at $332,000. For the month of September, the median resale price for a home on Oahu was $675,000, up 6.0 percent compared to the same period in 2012, and the median resale price of an Oahu condominium was up 8.9 percent at $348,000. At the end of September 2013, months of available inventory-2.8 months for Oahu homes and 3.0 months for Oahu condos-remained low in both absolute terms and relative to the 2012 full-year average of 3.6 months for homes and 4.1 months for condos. Residential re-sales on the neighbor islands are beginning to see improvement.

Oahu retail and industrial vacancies continued to decline and were 4.1% and 2.6%, respectively, for the third quarter of 2013. Retail and industrial rents have increased. Office vacancy and rents have remained relatively stable. Current Oahu market vacancies and rents are as follows:

Property Type	Mid Year 2013 Vacancy Rate	Average Asking Rent Per Square Foot Per Month (NNN) at September 30, 2013
Retail	4.1%	$3.40
Industrial	2.6%	$1.02
Office	12.9%	$1.57

Through August 2013, the value of construction permits has increased by 6 percent compared to last year primarily due to significant increases in residential permits on Oahu. UHERO projects annual growth in construction jobs in the 7- to 11-percent range between 2013 and 2015. Hawaii construction revenue is expected to be $7.5 billion in 2013, up 8 percent over 2012, and increase to $8.5 billion in 2014. Honolulu’s mayor has proposed spending between $120 and $150 million a year on the repaving and maintenance of Oahu roadways over the next 5 years and $120 million was approved in the 2014 fiscal year budget, a 20 percent increase over the amount included in the 2013 fiscal year budget.

On October 1, the Company completed its acquisition of Grace Pacific. Due to the impact of inclement weather and major holidays on available paving days, Grace will typically exhibit seasonal highs and lows in its operating results, with the first and fourth quarters of each calendar year posting modestly lower results as compared to the second and third quarters. Based on Grace’s prior results, the Company would anticipate approximately 20 percent to 25 percent of annual EBITDA generation occurring in each of the first and fourth calendar quarters, and 25 percent to 30 percent occurring in each of the second and third calendar quarters.

Agribusiness operating profit is dependent upon a variety of factors, including prices in effect at the time sugar is priced; total sugar production, which is affected by the availability of water and weather; the volume, price and timing of molasses sales; and the volume and prices at which the Company sells power to the local electric utilities.

In September 2013, Matson, Inc. suspended shipments of molasses from Hawaii due to a molasses spill at Honolulu Harbor that month. As a result, the Company is utilizing alternative methods to ship its molasses to its buyers, which will result in lower molasses margins for the fourth quarter. The Company is working to identify a better long-term shipping solution; however, in the near term this situation will have a modestly negative impact on Agribusiness results. Partly because of this reason, but primarily because of low sugar pricing, the Company continues to expect that Agribusiness will generate an operating loss in the fourth quarter of 2013, resulting in breakeven performance for the second half of 2013.

The Company has forward priced approximately 22 percent of the 2014 crop at prices below breakeven, but above current market. Sugar prices have increased modestly since the beginning of the third quarter from 19.1 cents per ton at June 28, 2013 to 21.6 cents at November 5. The Company can price sugar up until the time of each delivery to the buyer, which for a typical crop is spread between May and December. Given recent trends in pricing, the Company expects to be patient in pricing additional volumes and remains hopeful that prices will continue to trend upward. With myriad variables affecting Agribusiness profitability, projecting future earnings is always difficult, but the Company expects to provide an update for 2014 in its next earnings conference call and Form 10-K.

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

Dividends: On October 1, 2013, A&B's Board of Directors announced a fourth-quarter 2013 dividend of $0.04 per share, payable on December 5, 2013 to shareholders on record as of the close of business on November 7, 2013.

Share Repurchase Authorization: On October 29, 2013, A&B's Board of Directors authorized A&B to repurchase up to two million shares of its common stock beginning on January 1, 2014. The authorization expires on December 31, 2015 and will replace a current authorization that expires on December 31, 2013.

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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul 1 - 31, 2013	--	$—	—	—
Aug 1 - 31, 2013	12,148 (1)	$40.09	—	—
Sep 1 - 30, 2013	--	$—	—	—

(1)	Represents shares accepted for the exercise of options and/or in satisfaction of tax withholding obligations arising upon option exercises or the vesting of restricted stock units.

ITEM 6.  EXHIBITS

2.1
Agreement and Plan of Merger by and among Alexander & Baldwin, Inc., A&B II, LLC, Grace Pacific Corporation, GPC Holdings, Inc. and Davide C. Hulihee, dated June 6, 2013 (incorporated by reference to Annex A to Amendment No. 2 to Form S-4 filed on August 20, 2013).

10.a.(xviii)
Modification to Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of September 27, 2013.

10.a.(xxii)	Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013.

10.a.(xxiii)	Form of Lock-Up Agreement by and among Alexander & Baldwin, Inc., A&B II, LLC and the shareholder, dated June 6, 2013 (incorporated by reference to Exhibit 10.2 to Form S-4 filed July 5, 2013).

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 30, 2013, and September 30, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2013, and September 30, 2012, (iii) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013, and September 30, 2012, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	November 8, 2013	/s/ Paul K. Ito
Paul K. Ito
Senior Vice President,
Chief Financial Officer, Treasurer
and Controller

EXHIBIT INDEX

2.1
Agreement and Plan of Merger by and among Alexander & Baldwin, Inc., A&B II, LLC, Grace Pacific Corporation, GPC Holdings, Inc. and Davide C. Hulihee, dated June 6, 2013 (incorporated by reference to Annex A to Amendment No. 2 to Form S-4 filed on August 20, 2013).

10.a.(xviii)
Modification to Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of September 27, 2013.

10.a.(xxii)	Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013.

10.a.(xxiii)	Form of Lock-Up Agreement by and among Alexander & Baldwin, Inc., A&B II, LLC and the shareholder, dated June 6, 2013 (incorporated by reference to Exhibit 10.2 to Form S-4 filed July 5, 2013).

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the nine months ended September 30, 2013, and September 30, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013, and September 30, 2012, (iii) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013, and September 30, 2012, and (v) the Notes to the Condensed Consolidated Financial Statements.