Form 10-K
period 2013-12-31
Alexander & Baldwin, Inc.
filed 2014-03-03
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None
Number of shares of Common Stock outstanding at February 14, 2014:
48,672,972
Aggregate market value of Common Stock held by non-affiliates at June 30, 2013:
$1,691,132,944
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
Portions of Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders (Part III of Form 10-K)

TABLE OF CONTENTS

PART I

PART II

i

		Page
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	105

Item 9A.	Controls and Procedures	105

A.	Disclosure Controls and Procedures	105

B.	Internal Control over Financial Reporting	105

Item 9B.	Other Information	107

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	108

A.	Directors	108

B.	Executive Officers	108

C.	Corporate Governance	109

D.	Code of Ethics	109

Item 11.	Executive Compensation	109

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	109

Item 13.	Certain Relationships and Related Transactions, and Director Independence	109

Item 14.	Principal Accounting Fees and Services	109

PART IV

Item 15.	Exhibits and Financial Statement Schedules	110

A.	Financial Statements	110

B.	Financial Statement Schedules	111

C.	Exhibits Required by Item 601 of Regulation S-K	114

Signatures		118

Consent of Independent Registered Public Accounting Firm		119

ii

ALEXANDER & BALDWIN, INC.

FORM 10-K

Annual Report for the Fiscal Year
Ended December 31, 2013

PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES
Overview
Alexander & Baldwin, Inc. (“A&B” or the “Company”), whose history in Hawaii dates back to 1870, is a premier Hawaii-focused company with interests in real estate development, real estate leasing, natural materials and construction, and agribusiness. A&B’s assets include 88,755 acres in Hawaii, 5.1 million square feet of high-quality retail, office and industrial properties in Hawaii and on the Mainland, and a real estate development portfolio encompassing residential and commercial projects across Hawaii. Its landholdings, primarily on Maui and Kauai, make it the third largest private landowner in the state. On October 1, 2013, A&B consummated its acquisition of Grace Pacific (“Grace”), one of the largest Hawaii-based natural materials and paving companies. A&B is Hawaii’s largest farmer with 36,000 acres in productive sugar cane cultivation. A&B also plays a key role as a major provider of renewable energy, supplying approximately five percent and eight percent of the power consumed on Maui and Kauai, respectively.
Prior to June 29, 2012, A&B’s businesses included Matson Navigation Company Inc. (“Matson Navigation”), a wholly owned subsidiary that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of a newly created entity, Alexander & Baldwin Holdings, Inc. (“Holdings”). On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock in a tax-free distribution (the “Separation”). Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. (“Matson”). On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.
A&B is headquartered in Honolulu and operates in four segments in three industries—Real Estate, Natural Materials and Construction, and Agribusiness. The business industries of A&B are generally as follows:

A.
Real Estate — The Real Estate Industry consists of two segments and engages in real estate development and ownership activities, including planning, zoning, financing, constructing, purchasing, managing, leasing, selling, exchanging, and investing in real property. Real estate activities are conducted through A&B Properties, Inc. and other wholly owned subsidiaries of A&B.

•
Real Estate Development and Sales segment — generates its revenues and creates value through an active and comprehensive program of land stewardship, planning, entitlement, development and sale of land and commercial and residential properties, principally in Hawaii.

•
Real Estate Leasing segment — owns, operates, and manages a large portfolio of high-quality retail, office, and industrial properties in Hawaii and on the Mainland. The Company also leases land in Hawaii. The significant recurring cash flow generated by this portfolio and ground leases serves as an important source of funding for A&B’s real estate development and sales activities.

B.
Natural Materials and Construction — Grace, a wholly owned subsidiary of A&B, mines, processes, and sells basalt aggregate; imports sand and aggregates for sale and use; imports and markets liquid asphalt; manufactures and markets asphaltic concrete; performs asphalt paving as prime contractor and subcontractor; manufactures and supplies precast/prestressed concrete products; and provides and markets various construction- and traffic-control-related products and services.

C.
Agribusiness — Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; leases agricultural land to third parties; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations. A&B also is the member of Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services.

The following table contains key information regarding each of the Company’s segments. Since the purchase and sale of real estate is considered an ongoing and recurring core activity of its real estate businesses, Real Estate Development and Sales and Real Estate Leasing segment revenue and segment operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company generates earnings and how A&B’s management evaluates performance and makes decisions regarding capital allocation for A&B’s real estate businesses.

Segment	2013 Revenue (in millions)	Percentage of Total 2013 Revenue	2013 Operating Profit (in millions)	Percentage of Total 2013 Operating Profit	Key Facts
Real Estate Leasing	$110.4	15%	$43.4	43%
High-quality commercial portfolio consisting of 60 improved properties in Hawaii and seven Mainland states, totaling 5.1 million square feet, and over 115 acres of commercial ground leases to third parties with improved GLA.

Real Estate Development and Sales	423.0	58%	44.4	44%
Hawaii-focused, experienced developer with a large development pipeline encompassing over a dozen projects entitled for approximately 3,500 units. Third largest private landowner in Hawaii with nearly 89,000 acres.

Natural Materials and Construction (results represent the period from October 1, 2013 through December 31, 2013)	54.9	7%	2.9	3%
Holds a leading market position in asphalt paving and in the production of asphaltic concrete and is one of the largest producers of aggregate in the State of Hawaii. This segment was acquired on October 1, 2013.

Agribusiness	146.1	20%	10.7	10%
Largest farmer in Hawaii and only producer of raw sugar in Hawaii, producing over 190,000 tons of sugar in 2013, and provider of approximately 5 percent and 8 percent of renewable energy on Maui and Kauai, respectively.

Total	$734.4	100%	$101.4	100%

Further information about the revenue, operating profits and identifiable assets of A&B’s industry segments for the three years ended December 31, 2013 are contained in Note 17 “Segment Results” to A&B’s financial statements in Item 8 of Part II below.
Strategy
A&B strives to create value through superior investments in Hawaii by leveraging its extensive asset base, market knowledge and development expertise to create shareholder value through the entire spectrum of land stewardship and development, including land planning, entitlement, permitting, development and sales. A&B has a long track record of successfully investing in residential and commercial projects for both its legacy landholdings and non-legacy holdings. A&B believes that Hawaii has attractive near- and long-term growth prospects, and A&B is positioning its development and investment activities to capitalize on this growth.

A&B is committed to the highest and best use of its agricultural land assets through continued improvements in sugar production and renewable energy generation, and will continue to explore a new business model for the sugar plantation that would result in less earnings volatility.
A&B also expects to continue its evaluation of Hawaii-centric business opportunities that complement its core real estate activities in the state, and leverage A&B's competitive strengths and the long-term prospects for growth in Hawaii.
Additional details regarding A&B’s key strategies across its lands, commercial properties, investments, and agriculture assets are as follows:
Land:

•
Employing lands at their highest and best use: A&B strives to employ the land it owns at its highest and best use, to the benefit of shareholders, employees, its communities and other key stakeholder groups. For a significant portion of A&B’s substantial Hawaii landholdings, this implies a wide range of non-development uses, ranging from conservation/watershed to pasture to active farming. While a material portion of A&B’s landholdings has limited or no long-term urban development potential, these landholdings remain valuable for farming and other uses, such as providing access to natural resources or hydro-electric generation capability.

•
Focus on entitlement and development of core Hawaii lands: A&B continually focuses on development of a portion of its core landholdings in Hawaii, pursuing appropriate entitlement and development projects that respond to market demand while meeting community needs.

Commercial Properties:

•
Optimize returns of A&B’s commercial portfolio: A&B has a track record of increasing the value of its commercial property portfolio through active management of a comprehensive program designed to increase occupancy, secure quality tenants, and reduce costs, thereby maximizing the financial performance of these properties. Periodically, when A&B identifies superior financial return potential in a new commercial asset, it may market an existing asset for sale to facilitate a 1031 tax deferred exchange into the new property. A&B is focused on opportunistically migrating its Mainland portfolio to Hawaii over time, where it believes it can generate greater incremental shareholder value over the long run, while ensuring that the portfolio continues to serve as a stable source of cash flow for A&B’s other investment activities.

Real Estate Investment:

•
Invest in high-returning real estate opportunities in Hawaii: In addition to development of its own lands, A&B invests in attractive real estate opportunities elsewhere in Hawaii where it can leverage its market knowledge, relationships and financial strength to create significant value and, at the same time, diversify its existing portfolio and pipeline.

•
Build a pipeline of development projects scaled to market opportunities and designed to optimize risk-adjusted returns: A&B owns a valuable pipeline of development projects encompassing a wide-range of product types, from resort residential real estate, to industrial, to primary residential housing. A&B employs a disciplined approach to its investments and prudently invests capital to position select projects to meet anticipated market demand. A&B pursues joint ventures, where appropriate, to supplement its in-house capabilities, access third-party capital, gain access to new opportunities in the Hawaii market, diversify its pipeline, and optimize risk-adjusted returns.

Natural Materials and Construction:

•
Leverage Vertically Integrated Business Model to Lower Costs: Grace maintains cost benefits through a vertically integrated business model that encompasses the production of aggregate and the importation of liquid asphalt and sand. These activities help ensure that Grace has adequate access to raw materials needed to produce asphaltic concrete and, therefore, also provides for a level of cost certainty that allows Grace to compete effectively on sealed bid contracts. In addition, Grace provides and markets various construction- and traffic-control-related products and services.

•
Capitalize on Strategically Located Quarry Adjacent to Fast-Growing Area on Oahu: Grace owns one of three operating quarries on the island of Oahu, and this quarry is one of only two quarries that has suitable grade A material required for the production of hot mix asphalt. Grace's quarry is also the only quarry located adjacent to the fast-growing region on the west side of Oahu. Approximately 15,000 residential units are projected in the future and a variety of commercial projects are planned. Due to the high cost of transporting aggregate and the limited shelf life of asphaltic concrete once it is produced, Grace’s quarry and hot mix plant locations in west Oahu are ideally located to service the growth in the area for the foreseeable future.
Agriculture:

•
De-risk agricultural operations: A&B continuously seeks to stabilize and de-risk its agricultural operations. For example, A&B has enhanced the management of field and factory at its sugar operations, resulting in improved yields in recent years. However, notwithstanding yield improvements, fluctuating sugar prices generate significant earnings volatility, and therefore, A&B continues to evaluate alternative business models that could dampen this volatility. Refer to the Company’s “Outlook” in Part II, Item 7 on page 57 for an updated discussion on the Company’s sugar pricing.

•
Grow renewable energy operations: Due to the high cost of transporting fossil fuels to a remote island community, the economics of renewable energy in Hawaii are often more favorable relative to other U.S. locations. In addition, the State of Hawaii has mandated a shift to 40 percent clean energy by the year 2030. As a result, A&B expects to evaluate and further capitalize on opportunities to add additional renewable energy capacity to its portfolio through new projects.

Competitive Strengths
Irreplaceable Hawaii Real Estate Assets:

•
Extensive and irreplaceable landholdings: A&B is the third largest private landowner in Hawaii, with 88,755 acres, primarily on Maui and Kauai, including 855 acres fully entitled for urban use, including 206 acres under commercial properties.

•
High-quality commercial real estate portfolio and ground leases producing strong free cash flow: A&B owns and manages a high-quality commercial portfolio of 60 properties in Hawaii and seven Mainland states, totaling 5.1 million square feet, and has over 115 acres of commercial land ground leased to third parties, both of which provide significant, stable, recurring cash flows that support A&B’s real estate investment activities.

•
Diverse pipeline of development projects: A&B’s development pipeline encompasses over a dozen resort residential, primary residential and commercial projects comprising more than approximately 3,500 units throughout the State of Hawaii, providing for substantial embedded growth opportunities.

•
Largest agricultural operation in Hawaii: A&B farms roughly 36,000 acres of mostly contiguous lands in Maui’s central valley with extensive infrastructure to meet water, power and transportation needs, consistent with large-scale agronomic activity. Additionally, A&B owns approximately 7,000 acres of high-quality agricultural land on Kauai’s sunny south shore, of which over 4,000 acres are leased to other parties for a variety of agricultural uses, including the cultivation of coffee and seed corn. A&B maintains a portfolio of renewable energy production facilities encompassing biomass combustion, hydro-electric and solar generation capabilities on Maui and Kauai. Total renewable energy production capacity exceeds 48 megawatts, which includes the recently completed six megawatt solar farm on the island of Kauai.

•
Infrastructure-related assets: Grace owns over 800 acres in the state related to its quarrying operations, including 541 acres on Oahu's growing west side. Grace's Makakilo, Oahu quarry facility is nearing completion of a muti-year, $40 million capital improvement program, including three new crushing and finishing plants, which is expected to result in greater operational efficiencies and lower costs going forward. Due to the high cost of transporting aggregate, Grace’s quarry is ideally situated on Oahu's west side, which is expected to see significant growth over the next two decades. Grace also owns strategically placed asphaltic concrete plants located throughout the state, including Oahu (three locations), Maui (one location), Kauai (one location), Hawaii island (one location), and Molokai (one location).

Leading Hawaii Real Estate Capabilities:

•
Experienced management team with deep local knowledge and expertise: A&B has been in the development business in Hawaii since 1949 when it established Kahului Development Co., Ltd. to develop and market “Dream City,” which today is Kahului, Maui’s principal population center and commercial hub. In the ensuing decades, A&B has expanded and diversified its pipeline of development projects and broadened its development capabilities and expertise. For instance, A&B developed the world famous Wailea master-planned resort community on Maui’s south shore. The Company’s knowledge, expertise and relationships forged through over six decades of Hawaii development activity, enable it to pursue a wide range of long-term commercial and residential developments profitably and in a manner that is both responsive to market needs and sensitive to local concerns. This local knowledge and expertise, combined with the Company’s strong financial position, also serve to make A&B an ideal partner for landowners, developers and others seeking to participate in the Hawaii real estate sector.

•
Track record of success: A&B has an extensive and long track record of investing in Hawaii real estate. Since 2000, A&B has invested approximately $650 million in Hawaii real estate development projects outside of its legacy holdings—including four high-rise condominiums in urban Honolulu—and over $1.4 billion in the acquisition of Hawaii and Mainland commercial properties, mainly through tax-deferred property exchanges.

Leading Natural Materials and Construction Capabilities:

•
Leading market position: Grace holds a leading market position in asphalt paving and in the production of asphaltic concrete and is one of the largest producers of aggregate in the State of Hawaii. Due to relatively high capital requirements needed to compete in the market, Grace’s scale provides a cost advantage relative to other competitors in the state. Grace expects to benefit from the improving Hawaii economy and the positive impact that such improvement is expected to have on spending on infrastructure and private development. For example, the condition of Hawaii’s roads, in general, and Oahu’s roads, in particular, are consistently ranked near the bottom as compared to other states and metropolitan areas, and as a result, the City and County of Honolulu administration announced an intent to increase its road maintenance budget from $100 million in 2012 to a range of $120 million to $150 million in each of the following five years.

•
Experienced management team: In addition to its unique tangible assets, Grace’s assets include an experienced management team with extensive expertise in quarry management and operations, asphaltic concrete production and asphalt paving.

•
Vertically integrated business model: Grace’s vertically integrated business model, which includes the mining of basalt aggregate and the importation and distribution of liquid asphalt, provides it with cost benefits at higher throughput rates, while also increasing cost certainty due to the ability to manage costs throughout the supply chain. This cost certainty allows Grace to compete effectively as an efficient, high-quality, low-cost provider. In addition, Grace provides and markets various construction- and traffic-control-related products and services.

DESCRIPTION OF BUSINESS AND PROPERTIES
Business Segments
A.    Real Estate Development and Sales Segment
A&B is actively involved in the entire spectrum of real estate development and ownership, including planning, zoning, financing, constructing, purchasing, managing and leasing, selling and exchanging, and investing in real property.
(1)    Landholdings
As of December 31, 2013, A&B and its subsidiaries owned approximately 88,921 acres, consisting of approximately 88,755 acres in Hawaii and approximately 166 acres on the U.S. Mainland, as follows:

Location	No. of Acres
Maui	66,675
Kauai	20,365
Oahu	1,440
Molokai	265
Big Island	10
TOTAL HAWAII	88,755

Location	No. of Acres
Texas	24
California	53
Utah	40
Colorado	5
Washington	4
Nevada	21
Arizona	19
TOTAL U.S. MAINLAND	166
As described more fully in the table below, the bulk of this acreage currently is used for agricultural, pasture, watershed and conservation purposes. A portion of these lands is used for urban purposes or planned for development.

Current Use	No. of Acres
Hawaii
Fully entitled urban*	855
Agricultural, pasture and miscellaneous	58,065
Watershed/conservation	29,835

U.S. Mainland
Fully entitled Urban	166
TOTAL	88,921

*	Land is designated "fully entitled urban" when all four land use approvals described in the "Planning and Zoning" section have been obtained also includes 206 acres under commercial properties.

The tables above do not include approximately 1,070 acres under joint venture development that are shown below. An additional 3,000 acres on Maui, Kauai and Oahu are leased from third parties, and are not included in any of the tables.

Project	Original Acres	Acres at 12/31/13
Kukui’ula (HI)	1,000	943
Bakersfield (CA)	57	57
Ka Milo (HI)	31	20
Kai Malu (HI)	25	1
Santa Barbara Ranch (CA)*	22	22
Palmdale (CA)	18	18
Crossroads (CA)	7	7
Waihonua (HI)	2	2

TOTAL	1,162	1,070

*	The Company consolidates Santa Barbara Ranch for financial reporting purposes because it has determined it has a controlling financial interest in the entity.

(2)    Planning and Zoning
The entitlement process for development of property in Hawaii is complex, time-consuming and costly, involving numerous state and county regulatory approvals. For example, conversion of an agriculturally-zoned parcel to residential zoning usually requires the following approvals:

•	County amendment of the County General Plan to reflect residential use;

•	State Land Use Commission approval to reclassify the parcel from the Agricultural district to the Urban district;

•	County amendment of the County Community Plan to reflect residential use; and

•	County approval to rezone the property to the precise residential use desired.
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
(3)    Development Projects
The following is a summary of the Company’s real estate development portfolio as of December 31, 2013:

						(Dollars in millions)
Project	Location	Product type	Acres at 12/31/13		Original planned units, saleable acres or gross leasable square feet	Esti-mated project cost (6)	A&B net investment as of 12/31/13 (including capitalized interest)	Estimated substantial completion of con-struction

ACTIVE PLANNING, DEVELOPMENT, AND SALES
Wholly owned
Mililani Mauka	Mililani, Oahu	Retail/Office	2	(1)	34,000 sf	17	6	2015
Maui Business Park II	Kahului, Maui	Light industrial lots	150	(2)	130 acres	102	54	2021
Kahala Avenue Portfolio	Honoulu, HI	Residential	13		30 lots	135	99	n/a
Keala O Wailea (MF-11)	Wailea, Maui	Resort residential	7		70 units	54	9	2015
The Ridge at Wailea (MF-19)	Wailea, Maui	Resort residential	7		9 lots	9	9	2009
Wailea B-I	Wailea, Maui	Commercial/Retail	16		60,000 sf	tbd	5	tbd
Wailea MF-7	Wailea, Maui	Resort residential multi-family	13		75 units	84	9	2017
Haliimaile	Haliimaile, Maui	Primary residential	55	(3)	175-200	tbd	1	2019
The Collection	Honolulu, Oahu	Primary residential	—		467 units	tbd	4	tbd
Total			263

						(Dollars in millions)
Project	Location	Product type	Acres at 12/31/13		Original planned units, saleable acres or gross leasable square feet	Esti-mated project cost (6)	A&B net investment as of 12/31/13 (including capitalized interest)	Estimated substantial completion of con-struction
Joint ventures
Ka Milo at Mauna Lani	Kona, Hawaii	Resort residential	20		137 units	120	10	2016
Kukui’ula	Koloa, Kauai	Resort residential	943		up to 1,500 units on 640 saleable acres	785	259	2030
Kai Malu at Wailea	Wailea, Maui	Resort residential	1		150 units	124	1	2008
Waihonua at Kewalo	Honolulu, Oahu	Primary residential high-rise	2		341 units (340 saleable)	210	33	2014

FUTURE DEVELOPMENT
Wholly owned
Aina ‘O Kane	Kahului, Maui	Primary res./commercial	4		103 units	tbd	1	tbd
Brydeswood	Kalaheo, Kauai	Agricultural lots	336	(4)	24 lots	tbd	2	tbd
Kahului Town Center	Kahului, Maui	Primary res./commercial	19	(5)	440 units 225,000 sf	tbd	2	tbd
Kai’Olino	Port Allen, Kauai	Primary residential	4		75 units	tbd	11	tbd
Wailea SF-8	Kihei, Maui	Primary residential	13		90 units	tbd	2	tbd
Wailea MF-6	Wailea, Maui	Resort residential lots	23		60 lots	tbd	6	tbd
Wailea MF-10	Wailea, Maui	Resort/Commercial	14		tbd	tbd	6	tbd
Wailea MF-16	Wailea, Maui	Resort residential lots	7		20 lots	tbd	3	tbd
Wailea, other	Wailea, Maui	Various	71		400 - 600 units	tbd	16	tbd
Total			491

Joint ventures
Bakersfield	Bakersfield, CA	Retail	57		—	—	7	—
Palmdale Center	Palmdale, CA	Office/Industrial	18		—	—	5	—
Santa Barbara Ranch	Santa Barbara, CA	Primary residential lots	22		—	—	6	—

Project	Location	Product type	Acres at 12/31/13	Planned units, saleable acres or gross leasable square feet

ENTITLEMENT
Kihei Residential	Kihei, Maui	Primary residential	95	up to 600 units
Waiale	Kahului, Maui	Primary residential	545	up to 2,550 units
Eleele Community	Eleele, Kauai	Primary residential	260-Ph. I	tbd

JOINT VENTURE DEVELOPMENTS HELD FOR LEASE
Crossroads Plaza	Valencia, CA	Office/Retail	7	56,000 sf

(1)	Seven acres for Gateway at Mililani Mauka and Mililani Mauka South are included in Hawaii – commercial improved properties.

(2)	Includes 24 acres of roadways and other infrastructure that are not saleable.

(3)
Ten of the 55 acres are designated for parks and open space. In addition to the 55 acres, another eight acres are designated for drainage and a waste water treatment plant, and are included in the “Agricultural, pasture and miscellaneous” classification.

(4)	Brydeswood acreage is included in agricultural, pasture and miscellaneous landholdings.

(5)	Kahului Town Center acreage is included in Hawaii-commercial improved properties fully entitled landholdings.

(6)	Includes land cost at book value and capitalized interest, but excludes sales commissions and closing costs.

A&B is actively pursuing a number of projects in Hawaii, including:
Maui:
(a)    Maui Business Park II. Maui Business Park II (“MBP II”), 154 acres (130 acres saleable, 126 acres remaining at December 31, 2013) in Kahului zoned for light industrial, retail and office use, represents the second phase of the Company’s Maui Business Park project. In 2012, mass grading and construction of the onsite roadway and utility improvements were substantially completed for the first increment. In 2013, construction of offsite improvements, including intersection and traffic signal improvements to Hana Highway, were completed for the first increment, consisting of 81 salable acres, including adjacent bulk parcels, but excluding a four-acre parcel sold in 2012. In 2013, a 24-acre adjacent undeveloped bulk parcel was sold for the development of Maui’s first Target-anchored center.
(b)    Wailea. In October 2003, A&B acquired 270 acres of fully-zoned, undeveloped residential and commercial land at the Wailea Resort on Maui for $67.1 million. A&B was the original developer of the Wailea Resort, beginning in the 1970s and continuing until A&B sold the resort to the Shinwa Golf Group in 1989.
A&B has since sold 29 single-family homesites at Wailea’s Golf Vistas subdivision and six bulk parcels comprising 78 acres. A 25-acre parcel (Kai Malu) was developed in a joint venture with Armstrong Builders into 150 duplex units, with 138 units sold by 2009. Most of the remaining 12 units were leased until sales activity resumed, with two closings in 2012 and seven closings in 2013. Three units remain available for sale.
A&B currently owns about 170 acres, planned for up to 700 units. A&B is evaluating development or sale scenarios for various parcels, which include the following projects:

•	At the 7.4-acre MF-11 (Keala ‘O Wailea) project, A&B continues to pursue approvals for a planned joint venture development of 70 multi-family units, with construction projected to commence in 2014.

•	The 7.0-acre MF-19 parcel (Ridge at Wailea) was developed into nine residential lots, which remain available for sale.

•
The 13.0-acre MF-7 parcel is fully designed and permitted for the development of a 75-unit multi-family project.  The project has secured the required affordable housing credits and water meters. Depending on market conditions, pre-sales could commence in 2014.

•	At the 16.0-acre B-I parcel and 13.7-acre MF-10 parcel, A&B is evaluating bulk sale or development options.
(c)    Haliimaile Subdivision. A&B’s application to rezone 63 acres (including 8 acres for infrastructure and drainage) and amend the community plan for the development of a 175- to 200-lot residential subdivision in Haliimaile (Upcountry, Maui) was approved by the Maui County Council in September 2005. In 2006, onsite infrastructure design work was submitted to County agencies, but design approval was deferred until an acceptable water source could be confirmed. In 2012, an additional 80 acres adjacent to the Haliimaile Subdivision were approved by the County Council for future urban growth in the Maui Island Plan. In 2013, the County commenced work on refurbishing wells in the region that could provide water to the project.
Kauai:
(d)    Kukui`ula. In April 2002, A&B entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities, for the development of Kukui’ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for up to 1,500 resort residential units. In 2004, A&B exercised its option to contribute to the joint venture up to 40 percent of the project’s future capital requirements. In May 2009, A&B entered into an amended agreement with DMBC to increase A&B’s ownership participation in Kukui’ula in exchange for more favorable participation rights to future cash and profit distributions, while limiting DMBC’s required future contributions to $35 million. In 2011, all resort core amenities were completed and opened for business, including the 18-hole golf course, the community’s clubhouse, pool and spa facilities. Total capital contributed by A&B to the joint venture was approximately $266 million as of December 31, 2013, which included $30 million representing the value of land initially contributed. DMBC has contributed $188 million, which includes the $35 million mentioned above.
Four agreements with third-party developers have been entered into at Kukui’ula, including one agreement executed in 2013. Under these agreements, the joint venture receives a payment of $500,000 to $600,000 for each lot when construction of a home is completed and sold by the developer. Increased vertical home construction activity at Kukui’ula continues to generate positive sales momentum, with ten closings in 2013. As of December 31, 2013, a total of 98 residential lot sales had closed.

Oahu:
(e)    Kahala Portfolio. In September and December 2013, A&B acquired a total of 30 properties for approximately $128 million in the prestigious Kahala neighborhood of East Honolulu. These properties were in various stages of disrepair and A&B immediately commenced clearing, landscape maintenance, and sales and marketing. The market responded favorably to A&B’s marketing program, with ten binding sales contracts executed in four months for approximately $53 million (nine lots closed in 2013 and the tenth lot is scheduled to close in the second quarter of 2014).
(f)    Waihonua at Kewalo. In 2010, A&B acquired a fully-entitled high-rise condominium development site near the Ala Moana Shopping Center in Honolulu. Sales and marketing commenced in December 2011 for a 340 saleable-unit project. In September 2012, the Company formed a joint venture with capital partners to provide half of the $65 million in total equity required for the project and secured a $120 million construction loan. By July, 2013, all 340 units were sold under binding contracts with 15 percent buyer deposits. Construction commenced in 2013 and completion is projected in late 2014, with closings expected in early 2015.
(g)    One Ala Moana. In September 2012, A&B committed to a $20 million preferred investment with profit participation in the One Ala Moana luxury condominium project planned to be developed at Ala Moana Center. One Ala Moana is a 23-story condominium tower consisting of 206 luxury residential units being developed by a partnership of the Howard Hughes Corporation, The MacNaughton Group and Kobayashi Group. In 2013, all units were sold under binding contracts and A&B fully funded its $20 million preferred investment. Construction commenced in 2012 and is projected to be completed by year-end 2014.
(h)    Mililani Mauka. In December 2011, A&B acquired a 4.3-acre development parcel within the 7.4-acre Gateway at Mililani Mauka on Oahu, including an existing, fully-leased 5,900 square-foot multi-tenant retail building and four fully-infrastructured building pads, planned for 29,000 square feet of retail space. In 2013, construction was completed on an 11,500 square-foot building that was 78 percent leased at year-end. Starbucks opened for business in August in a new 1,500 square-foot building. Construction commenced on a 16,000 square-foot building in 2013 and was completed in February 2014. In June 2012, A&B acquired the 4.3-acre Mililani Mauka South project, including two fully-leased existing buildings, totaling 18,700 square feet, on 2.6 acres, and building pads for future development. A 0.4-acre pad site was sold in 2013, and planning and design of an 18,000 square-foot medical building is underway for the remaining 1.2-acre parcel.
(i)    The Collection. In 2012, A&B secured an option agreement with Kamehameha Schools for the development of a 3.3-acre city block near downtown Honolulu. The planned project includes a 397-unit high-rise condominium tower, 16 three-bedroom townhomes, and a 54-unit mid-rise building. In 2013, A&B secured a development permit from the Hawaii Community Development Authority (HCDA), which administers the redevelopment of the Kaka’ako area. In July, state and federal condominium registration approvals were obtained and presales commenced with favorable buyer interest. In September, certain nearby owners filed a petition with HCDA, asking the agency to hold a contested case hearing on the development permit. The Company strongly believes HCDA's permit was properly issued, but is unable at this time to determine the impact this petition may have on the timing of the project.
Big Island of Hawaii:
(j)    Ka Milo at Mauna Lani. In April 2004, A&B entered into a joint venture with Brookfield Homes Hawaii Inc. to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii, planned for 137 single-family units and duplex townhomes. The first phase of 27 units was constructed in 2007 and 2008, and was sold out by 2011. In 2012, the venture commenced construction on the second phase with a revised development plan, focusing on more single-family units on the remaining 24 acres. As of December 2013, construction has been completed on 51 units, with a total of 49 units closed to date, including 13 units in 2013. Construction is proceeding on 12 homes, with 24 units projected to be completed in 2014.
The Company also has residual interests in various Mainland development joint ventures.
U.S. Mainland:
(k)    Bakersfield. In November 2006, A&B entered into a joint venture with Intertex P&G Retail, LLC, for the planned development of a 575,000-square-foot retail center on a 57.3-acre commercial parcel in Bakersfield, California. Based on market conditions, A&B recognized an impairment loss of approximately $4.7 million in 2012, resulting in a remaining investment of approximately $7.0 million at December 31, 2013. Development plans remain on hold due to current economic conditions.

(l)    Palmdale Trade & Commerce Center. In December 2007, A&B entered into a joint venture with Intertex Palmdale Trade & Commerce Center LLC, for the planned development of a 315,000-square-foot mixed-use commercial office and light industrial condominium complex on 18.2 acres in Palmdale, California, located 60 miles northeast of Los Angeles and 25 miles northeast of Valencia. The parcel was contributed to the venture in 2008. Development plans remain on hold due to current economic conditions. The Company's investment at December 31, 2013 was approximately $4.7 million.
(m)    Santa Barbara Ranch. In November 2007, A&B entered into a joint venture with Vintage Communities, LLC, a residential developer, for the planned development of an exclusive large-lot subdivision, located 12 miles north of the City of Santa Barbara. Based on market conditions, A&B suspended further investment in the project and has to date recognized a total impairment of $10 million, resulting in a remaining investment balance of $5.9 million as of December 31, 2013. A&B continues to market for sale the venture’s assets that served as collateral for the repayment of A&B’s investment, including a 14-acre oceanfront parcel and an adjacent eight-acre parcel.
B.    Real Estate Leasing Segment
The Company’s improved commercial portfolio’s gross leasable area (GLA) summarized by geographic location and property type as of December 31, 2013 is as follows:

(square feet, in millions)	Hawaii(1)	Mainland(2)	Total
Retail	1.8	0.2	2.0
Industrial	0.6	1.2	1.8
Office	0.2	1.1	1.3
Total	2.6	2.5	5.1

(1)	The number of commercial properties located in Hawaii by island are as follows: Oahu (32), Maui (9), Kauai (5), and Big Island of Hawaii (1).

(2)	The number of commercial properties located on the Mainland are as follows: California (3), Texas (3),Utah (2), Arizona (2), Colorado (1), Washington (1), and Nevada (1).

(a)    Hawaii Commercial Properties
A&B’s Hawaii improved commercial properties portfolio consists of retail, office and industrial properties, comprising approximately 2.6 million square feet of gross leasable area as of December 31, 2013. Most of the commercial properties are located on Oahu and Maui, with smaller holdings in the area of Port Allen, on Kauai, and Kona, on the island of Hawaii. The average occupancy for the Hawaii portfolio was 93 percent in 2013, versus 92 percent in 2012. In January 2013, A&B acquired the 170,300 square-foot Waianae Mall, located on Oahu’s west shore. In May 2013, A&B acquired the 45,100 square-foot Napili Plaza, located near the resort area of Kapalua, Maui. In September 2013, A&B acquired the 415,400 square-foot Pearl Highland Center, located in Pearl City, Oahu. In November 2013, A&B assumed control of the 78,900 square-foot Shops at Kukui'ula joint venture project on Kauai. In December 2013, A&B acquired the assets of Kaneohe Ranch/Castle Foundation, consisting of approximately 386,200 square feet of commercial space, and 51 acres ground leased to third parties and improved with 760,000 square feet of commercial space, primarily located in Kailua and Kaneohe, Oahu ("Kailua Portfolio"). On January 6, 2014, the Company sold the 185,700 square-foot Maui Mall, located in Kahului, Maui, the proceeds of which were applied, in a reverse 1031 exchange, to the acquisition of the Kailua Portfolio.

The primary Hawaii commercial properties owned as of year-end 2013 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Pearl Highlands	Pearl City, Oahu	Retail	415,400
Kailua-Retail (15 properties)	Kailua, Oahu	Retail	317,400
Kailua-Industrial (6 properties)	Kailua, Oahu	Industrial	68,800
Komohana Industrial Park	Kapolei, Oahu	Industrial	238,300
Maui Mall*	Kahului, Maui	Retail	185,700
Waianae Mall	Waianae, Oahu	Retail	170,300
Waipio Industrial	Waipahu, Oahu	Industrial	158,400
Kaneohe Bay Shopping Center	Kaneohe, Oahu	Retail	124,300
Waipio Shopping Center	Waipahu, Oahu	Retail	113,800
P&L Building	Kahului, Maui	Industrial	104,100
Lanihau Marketplace	Kailua-Kona, Hawaii	Retail	88,300
Port Allen (4 buildings)	Port Allen, Kauai	Industrial/Retail	87,400
Shops at Kukui’ula	Poipu, Kauai	Retail	78,900
Kunia Shopping Center	Waipahu, Oahu	Retail	60,400
Kahului Office Building	Kahului, Maui	Office	58,400
Lahaina Square	Lahaina, Maui	Retail	50,200
Kahului Shopping Center	Kahului, Maui	Retail	48,700
Napili Plaza	Napili, Maui	Retail	45,100
Kahului Office Center	Kahului, Maui	Office	32,900
Stangenwald Building	Honolulu, Oahu	Office	27,100
Judd Building	Honolulu, Oahu	Office	20,200
Gateway at Mililani Mauka	Mililani, Oahu	Retail	18,900
Gateway at Mililani Mauka South	Mililani, Oahu	Office	18,700
Maui Clinic Building	Kahului, Maui	Office	16,600
Lono Center	Kahului, Maui	Office	13,400
Total			2,561,700

*	Maui Mall was sold on January 6, 2014 and proceeds were used to fund the purchase of the Kailua Portfolio under a reverse 1031 transaction.
(b)    U.S. Mainland Commercial Properties
On the Mainland, A&B owns a portfolio of 13 commercial properties, acquired primarily by way of tax-deferred 1031 exchanges, consisting of retail, office and industrial properties, comprising approximately 2.5 million square feet of leasable space as of December 31, 2013. A&B’s Mainland commercial properties’ occupancy rate was 95 percent compared to 93 percent in 2012.
In 2013, A&B completed the sales of six industrial properties (Activity Distribution Center, Centennial Plaza, Heritage Business Park, Northpoint Industrial, Republic Distribution Center, Savannah Logistics Park), three retail properties (Broadlands Marketplace, Meadows on the Parkway, and Rancho Temecula Town Center), and one office property (Issaquah Office Center). The proceeds from these sales were reinvested via 1031 tax-deferred exchanges in various Hawaii acquisitions in 2013.

A&B’s Mainland commercial properties owned as of year-end 2013 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)
Midstate 99 Distribution Center	Visalia, CA	Industrial	789,100
Sparks Business Center	Sparks, NV	Industrial	396,100
1800 and 1820 Preston Park	Plano, TX	Office	198,800
Ninigret Office Park X and XI	Salt Lake City, UT	Office	185,500
San Pedro Plaza	San Antonio, TX	Office/Retail	172,000
2868 Prospect Park	Sacramento, CA	Office	162,900
Little Cottonwood Center	Sandy, UT	Retail	141,500
Concorde Commerce Center	Phoenix, AZ	Office	137,200
Deer Valley Financial Center	Phoenix, AZ	Office	126,600
Union Bank	Everett, WA	Office	84,000
2890 Gateway Oaks	Sacramento, CA	Office	58,700
Wilshire Shopping Center	Greeley, CO	Retail	46,500
Royal MacArthur Center	Dallas, TX	Retail	44,400
Total			2,543,300
(c)    Lease Expirations
The Company’s schedule of lease expirations for its Hawaii and U.S. Mainland commercial portfolio is as follows:

Year of expiration	Sq. ft. of expiring leases	Percentage of total leased GLA(1)	Annual gross rent expiring(2) ($ in millions)	Percentage of total annual gross rent(2)
2014	369,088	8.4%	7.0	9.6%
2015	751,061	17.0%	10.8	14.8%
2016	828,337	18.7%	10.4	14.2%
2017	610,490	13.8%	10.6	14.5%
2018	571,623	12.9%	7.2	9.9%
2019	361,383	8.2%	8.5	11.6%
2020	191,885	4.3%	3.4	4.7%
2021	219,403	5.0%	4.5	6.2%
2022	66,682	1.5%	1.7	2.3%
2023	123,343	2.8%	1.9	2.6%
2024	107,032	2.4%	2.5	3.4%
Thereafter	221,349	5.0%	4.5	6.2%
Total	4,421,676	100.0%	73.0	100.0%

(1)	Gross leasable area

(2)	Annual gross rent means the annualized base rent amounts of expiring leases and includes improved properties only and excludes 0.1 million square feet of month-to-month leases.

The Company’s schedule of lease expirations for its ground leases is as follows:

Year of expiration	Annual gross rent expiring ($ in millions)	Percentage of total annual gross rent(2)
Month-to-month	0.8	5.3%
2014	1.9	12.7%
2015	0.7	4.7%
2016	0.8	5.3%
2017	0.1	0.7%
2018	0.4	2.7%
2019	0.3	2.0%
2020	0.8	5.3%
2021	0.7	4.7%
2022	0.3	2.0%
2023	0.5	3.3%
2024	—	0.0%
Thereafter	7.7	51.3%
Total	15.0	100.0%
C.    Natural Materials and Construction
(1)    Business
The market for the Natural Materials and Construction business can be generally divided into the public sector market and the private sector market. The public sector construction market includes spending by federal, state and county governments for road and highway paving, aggregate materials, and highway-related maintenance and management services. In general, public sector spending is less cyclical than private sector construction projects. Approximately 90 percent of Grace’s calendar 2013 paving revenue is directly or indirectly attributable to public sector contracts. Public sector contracts may be, but generally are not, cancelled prior to commencement of the work. The private sector construction market includes spending for non-residential and residential asphalt paving and material sales. Private sector spending is generally more cyclical than public sector spending and is primarily driven by economic conditions in the state.
Crushed basalt aggregate, liquid asphalt and asphaltic concrete are primarily used by Grace in its paving contracting business, but are also sold to third parties. Approximately 6.7 percent, 11.6 percent and 6.7 percent of revenue were from sales of crushed basalt aggregate, liquid asphalt, and asphaltic concrete, respectively, to third parties in calendar year 2013. In 2013, completed contracts with federal, state and county agencies in Hawaii represented approximately 42 percent of total Natural Materials and Construction revenue. The State of Hawaii and the County of Honolulu collectively represented approximately 36 percent of total Natural Materials and Construction revenue in calendar year 2013.
Aggregate—Grace mines, processes, and markets basalt aggregate from its Makakilo quarry on the island of Oahu. Additionally, Grace owns a quarry on the island of Molokai and licenses approximately 265 acres to an unrelated party that mines and processes basalt aggregate. Aggregate production involves drilling and blasting rock from quarries, crushing the rock to appropriate sizes and screening materials after extraction to separate aggregate into two grades with more than 20 gradations with varying specifications. Basalt aggregate is used in the construction industry for residential and commercial developments, highways, roads, asphaltic concrete, and ready-mix concrete products. Based on production in 2013, Grace was one of the largest producers of basalt aggregate in the state. Grace’s primary competitors in the aggregate sector on Oahu are quarries operated by Ameron Hawaii and Hawaiian Cement. Aggregate can also be imported into Hawaii from abroad to meet the state’s needs. Due to the high cost of handling and transporting aggregate, location is an important driver in determining a customer’s preferred source.
Asphaltic Concrete ("hot mix asphalt")—Grace imports liquid asphalt through its 70 percent owned consolidated subsidiary, GLP Asphalt, LLC (“GLP”), for use in the manufacture of asphaltic concrete or hot mix asphalt. Asphaltic concrete is produced by heating asphalt to a liquid consistency, drying the aggregate to remove moisture, and mixing the liquid asphalt with the aggregate in "hot mix plants." Asphaltic concrete consists of approximately 94 percent aggregate and 6 percent asphalt. To produce asphaltic concrete, Grace uses basalt aggregate from its own quarries, as well as from competitors’ quarries and reclaimed asphalt pavement (“RAP,” or existing road surfaces that are removed and recycled). Due to the high cost of transporting rock, Grace will generally utilize aggregate sources nearest to its hot mix plant and/or locate its hot mix plant next to the aggregate resource. Grace sources liquid asphalt through GLP, which purchases asphalt mainly from Canada and Venezuela, typically several times a year, depending on demand and the size of the available shipments. GLP is currently the only local distributor of liquid asphalt, and approximately 57 percent of GLP asphalt sales are to Grace. Liquid asphalt production and sales at a Tesoro petroleum refinery on Oahu ceased in April 2013. This refinery produced liquid asphalt as a by-product of petroleum in its refining operation and also imported crude oil specifically to produce liquid asphalt. In October 2013, Tesoro sold the refinery to Par Petroleum, which currently operates the refinery for liquid fuel production only. Whether Par Petroleum will produce and supply liquid asphalt in the future is not currently known.
Grace has seven hot mix plants—three on Oahu, one on Maui, one on Kauai, one on Hawaii island, and one on Molokai. Approximately 21 percent of asphaltic concrete produced by Grace is sold to third parties and the remainder is used on Grace construction jobs by its asphalt paving division.
Asphalt Paving—The asphalt paving market is predominately composed of paving projects contracted by federal, state and county agencies. The contracts are based on competitive sealed bids, with the bid awarded to a qualified contractor with the lowest bid. Depending on contract requirements, Grace may serve as prime contractor or subcontractor. Depending on the available workflow, Grace operates five to seven paving crews on Oahu and one or more on each of the other major islands in the state. On the islands of Maui and Molokai, Grace provides asphalt paving through Maui Paving, LLC, a non-consolidated 50 percent-owned joint venture. Approximately 90 percent of all asphalt paving work is currently performed for federal, state and county governmental entities. The remainder of the work consists of private contracts, such as residential and commercial developments.
Grace’s primary paving competitors include Jas A. Glover, Ltd. on most islands; Roads and Highways, LLC (a division of Sterling Construction—NASDAQ: STRL) and Road Builders Corp. on Oahu; and Maui Master Builders, Inc. on Maui.
Construction-Related Products—Through various consolidated subsidiaries, Grace provides a range of construction-related products. Grace’s subsidiary, GP Roadway Solutions, Inc. (“GPRS”) operates as a subcontractor and prime contractor and provides guardrail, fencing and sign installation and maintenance; rents and sells safety and traffic control equipment and supplies; provides traffic control services; provides road and parking lot striping, seal coating and crack sealing, and security services; and performs application of maintenance-related encapsulation product. Grace’s 51 percent-owned GP/RM Prestress, LLC (“GP/RM”) is a manufacturer and supplier in the prestressed and precast concrete industry. GP/RM fabricates architectural concrete products such as exterior columns, walls and spandrels in a variety of colors with varying finishes and features used in the construction of parking structures, buildings and high rises. GP/RM is also a major supplier of structural concrete products such as rectangular, hexagonal, and octagonal columns, various types of beams, double tees, walls, spandrels, stairs, flat slabs, bridge girders, planks, and stadium bleachers used to support various types of structures.
As of December 31, 2013, Grace’s total backlog, which consists of signed contracts and awarded contracts not yet executed, including the backlog of GPRS, GP/RM, and Maui Paving, LLC, a 50 percent-owned non-consolidated affiliate, totaled approximately $218.1 million, compared to $167.7 million as of December 31, 2012. Over the next 12 months, Grace expects that approximately 70 percent–75 percent of its existing backlog at December 31, 2013 will be completed, subject to the timing of project commencement.
(2)     Assets
Quarries: Grace owns 541 acres in Makakilo, Oahu, approximately 200 acres of which are used for its quarrying operations. Approximately 0.9 million tons of rock were mined and processed in 2013. The operation of the quarry is governed by special and conditional use permits, which allow Grace to extract aggregate through 2032. Grace also owns approximately 265 acres on Molokai, which are licensed to a third-party operator for quarrying operations.
Grace began the infrastructure work for new crushing plants, which are used to reduce large rocks down to salable grade aggregate, at the Makakilo quarry in June 2012. Primary and secondary crushing plants are used to reduce quarried rock output into the appropriate sizes for finishing, while the finishing plants are used to separate and size aggregate in each grade to exact product specifications. The erection of the new “A” grade finish plant began in January 2013, and was online at the end of September 2013. The existing “B” grade finish plant upgrade is expected to be completed by March 2014. The new primary and secondary crushing plants are expected to be completed by the end of 2014. The new facilities are expected to increase the productivity and efficiency of the operations resulting in lower production costs. The total cost of the quarry improvements is expected to be approximately $39.6 million, of which $35.5 million has been incurred through December 31, 2013.
Equipment: Grace owns approximately 540 pieces of on and off highway rolling stock, which consists of heavy duty trucks, passenger vehicles and various road paving, quarrying and operations equipment. Additionally, Grace owns approximately

550 pieces of non-rolling stock items used in its operations, such as generators, transit tankers, light towers, message boards and nuclear gauges. Grace also owns seven asphaltic concrete plants and six crushers.
D.    Agribusiness
(1)    Production
A&B has been engaged in the production of cane sugar in Hawaii since 1870. A&B’s current agribusiness and related operations consist of: (1) a sugar plantation on the island of Maui, operated by its Hawaiian Commercial & Sugar Company (“HC&S”) division, (2) renewable energy operations on the island of Kauai, operated by its McBryde Resources, Inc. (“McBryde”) subsidiary, and (3) its Kahului Trucking & Storage, Inc. (“KT&S”) subsidiary, which provide several types of trucking services, including sugar and molasses hauling on Maui, mobile equipment maintenance and repair services on Maui, Kauai, and the Big Island, and self-service storage facilities on Maui and Kauai, and (4) Hawaiian Sugar & Transportation Cooperative (“HS&TC”), an agricultural cooperative that provides raw sugar marketing and transportation services solely to HC&S. HS&TC owns the MV Moku Pahu, a Jones Act-qualified integrated tug barge bulk dry carrier, which is used to transport raw sugar from Hawaii to the U.S. West Coast and coal from the U.S. West Coast to Hawaii.
HC&S is Hawaii’s only producer of raw sugar, producing approximately 191,500 tons of raw sugar in 2013 (compared with 178,300 tons in 2012). The primary reasons for the increase in production were higher yields on the plantation due to improved farming practices and water deliveries. HC&S harvested 15,400 acres of sugar cane in 2013 (compared with 15,900 acres in 2012). Yields averaged 12.4 tons of sugar per acre in 2013 (compared to 11.3 tons of sugar per acre in 2012). As a by-product of sugar production, HC&S also produced approximately 54,800 tons of molasses in 2013 (compared to 50,500 tons in 2012).
In 2013, approximately 16,100 tons of sugar (compared to 15,600 tons in 2012) were processed by HC&S into specialty food-grade sugars under HC&S’s Maui Brand® trademark or repackaged by distributors under their own labels.
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
(2)    Marketing of Sugar
Approximately 91 percent of the sugar produced by HC&S in 2013 was bulk raw sugar purchased by C&H Sugar Company, Inc. (“C&H”). C&H processes the raw cane sugar at its refinery at Crockett, California and markets the refined products primarily in the western and central United States. Pursuant to a supply contract with HS&TC, the raw sugar is sold to C&H at a price equal to the New York No. 16 Contract settlement price, less a volume-based discount.
The remaining 9 percent of the sugar produced by HC&S was specialty food-grade sugars, which are sold by HC&S to food and beverage producers and to retail stores under its Maui Brand® label, and to distributors that repackage the sugars under their own labels. HC&S’s largest food-grade sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S’s turbinado sugar for their “Sugar in the Raw” product line.
(3)    Sugar Competition and Legislation
Hawaii has traditionally produced more sugar per acre than most other major producing areas of the world, but that advantage is offset by Hawaii’s high labor costs and the distance to the Mainland market. HC&S sells its bulk raw sugar in the U.S. domestic market based on the New York No. 16 Contract settlement prices.
The U.S. Congress historically has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices. The current legislation is the Food Conservation and Energy Act of 2008, which expired on December 31, 2012 (“2008 Farm Bill”), but was extended one year during the national “fiscal cliff” negotiations. The current bill covers the U.S. sugar crop through the end of the 2013 U.S. Department of Agriculture (USDA) fiscal year, which ends at the end of September 2014. Congress is currently working to finalize the 2014 Farm Bill and the USDA is preparing to implement the new law as soon as it is passed. The two main elements of U.S. sugar policy are the tariff-rate quota (“TRQ”) import system and the price support loan program. The TRQ system limits imports from 40 countries by allowing a specific quota amount to enter the U.S. Mexico has unlimited duty free access to the U.S. sugar market, which will be discussed in more detail during further farm bill

Congressional negotiations. A higher, over-quota tariff is imposed for imported quantities above the quota amount. Also, a new, but limited, sucrose ethanol program was added in 2008, which allows sugar to be diverted into ethanol production when the market is deemed to be oversupplied. The U.S. is generally the world’s fifth largest sugar producer and first or second largest sugar importer.
The 2008 Farm Bill reauthorized the sugar price support loan program, which supports the U.S. price of sugar by providing for commodity-secured loans to producers. A loan rate (support price) of 18.50 cents per pound (“¢/lb”) for raw cane sugar was in effect for the 2010 and 2011 crops. The loan rate increases to 18.75 ¢/lb for the 2012 and 2013 crops (the last year of the bill). The U.S. rates are adjusted by region to reflect the cost of transportation. The 2013 adjusted crop loan rate in Hawaii is 17.95¢/lb. A&B does not currently participate in the sugar price support loan program.
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
U.S. raw sugar prices remained relatively stable and flat for over thirty years. The full implementation of NAFTA in 2008, which unified the U.S. and Mexican sugar markets, increased price volatility. In 2009, a tight NAFTA supply/demand outlook and a soaring world raw sugar market combined to push U.S. raw sugar prices to 29-year highs. Prices have since steadily declined in 2012 and 2013 due to a recent NAFTA and world market surplus. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York No. 16 Contract settlement price for domestic raw sugar, is shown below (not adjusted for inflation):
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
A&B owns 16,000 acres of watershed lands in East Maui, which supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the last ten years have supplied approximately 58 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. A&B also holds rights to an irrigation system in West Maui, which provided approximately 15 percent of the irrigation water used by HC&S over the last ten years. For information regarding legal proceedings involving A&B’s irrigation systems, see “Legal Proceedings” below.
(5)    Energy
As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses coal, diesel, fuel oil, and recycled motor oil to generate power during factory shutdown periods when bagasse is not being produced or during periods when bagasse is not produced in sufficient quantities. HC&S also generates a limited amount of hydroelectric power. To the extent it is not used in A&B’s factory and farming operations, HC&S sells electricity. In 2013, HC&S produced and sold, respectively, approximately 194,200 megawatt hours (MWH) and 58,900 MWH of electric power (compared with 182,100 MWH produced and 58,200 MWH sold in 2012). The slight increase in power sold was due to increased power plant availability in 2013 as compared to 2012 where mechanical problems with one of the boilers at HC&S occurred during the first half of 2012. Hydroelectric generation was depressed during the year due to extended drought conditions on Maui. HC&S’s use of oil in 2013 of 16,000 barrels was 6 percent less than the 17,600 barrels used in 2012. Coal used for power generation was 51,700 short tons, about 700 tons more than that used in 2012. More coal was required because of the higher number of green cane harvesting days in the 2013 harvesting season, which produces lower quality bagasse for use as boiler fuel in the power plant.
In 2013, McBryde produced approximately 25,900 MWH of hydroelectric power (compared with approximately 30,500 MWH in 2012). To the extent it is not used in A&B-related operations, McBryde sells electricity to Kauai Island Utility Cooperative (“KIUC”). Power sales in 2013 amounted to approximately 31,200 MWH (compared with 24,100 MWH in 2012). The increase in power produced and sold was due to the Company's 6 MW photovoltaic solar power generation facility that was placed in service in December 2012.
Employees and Labor Relations
As of December 31, 2013, A&B and its subsidiaries had 1,446 regular full-time employees. The Agribusiness segment employed 803 regular full-time employees, the Real Estate segment employed 55 regular full-time employees, the Natural Materials and Construction business employed 524 regular full-time and part-time employees, and the remaining employees were employed in administration. Approximately 69 percent were covered by collective bargaining agreements with unions.
Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”). The agreements with the HC&S production unit employees and clerical and technical employees bargaining units cover approximately 640 workers.  The production unit agreement was renegotiated in 2013 and expires on January 31, 2017. The clerical and technical employee agreement expired on January 31, 2014 and  is currently being renegotiated.  The bargaining unit employees at KT&S also are covered by two collective bargaining agreements with the ILWU. The bulk sugar employees’ agreement expires on June 30, 2014 and the agreement with all other employees expires on March 31, 2015. There are two collective bargaining agreements with A&B Fleet Services employees, on the Big Island and Kauai, represented by the ILWU.  Both of those agreements expire on August 31, 2014.
A collective bargaining agreement with the International Union of Operating Engineers AFL-CIO, Local Union 3 (“IUOE”) covers approximately 188 of Grace’s employees, who are primarily classified as heavy duty equipment operators, paving construction site workers, quarry workers, truck drivers, and mechanics. The current agreement with IUOE expires on August 31, 2014.

Collective bargaining agreements with Laborers International Union of North America Local 368 (“Laborers”) cover approximately 138 Grace employees who engage in various types of work. The agreements with Laborers cover wage and fringe benefits packages for specific sets of employees and expire as follows: the fence, guardrail, and sign installation laborers’ agreement expires on September 30, 2014; the traffic and rentals laborers’ agreement expires on August 31, 2015; and the precast/prestressed laborers’ agreement expires on August 31, 2015.
Available Information
A&B files reports with the Securities and Exchange Commission (the “SEC”). The reports and other information filed include: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and information filed under the Securities Exchange Act of 1934 (the “Exchange Act”).
The public may read and copy any materials A&B files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov, which contains reports, proxy and information statements, and other information regarding A&B and other issuers that file electronically with the SEC.
A&B makes available, free of charge on or through its Internet website, A&B’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. A&B’s website address is www.alexanderbaldwin.com.
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
Risks Relating to A&B’s Business
Note: All references to “A&B” in this section refers to, and includes, each segment and line of business comprising A&B, and any reference to any particular segment or line of business does not limit the foregoing.
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
A&B is subject to federal, state and local laws and regulations, including government rate regulations, land use regulations, environmental regulations, tax regulations and federal government administration of the U.S. sugar program.

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
As of December 31, 2013, A&B had 1,446 regular full-time employees, of which approximately 69 percent were covered by collective bargaining agreements with unions. A&B may be adversely affected by actions taken by employees of A&B or other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of the failure of A&B or other companies in its industry to negotiate collective bargaining agreements with such unions successfully. For example, in its Real Estate Sales segment, A&B may be unable to complete construction of its projects if building materials or labor are unavailable due to labor disruptions in the relevant trade groups.
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
A&B’s real estate operations are vulnerable to natural disasters, such as hurricanes, earthquakes, tsunamis, floods, fires, tornadoes and unusually heavy or prolonged rain, which could damage its real estate holdings and which could result in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, and could have an adverse effect on its ability to develop, lease and sell properties. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of owning or developing, A&B’s properties.
For the Agribusiness segment, drought, greater than normal rainfall, hurricanes, low-wind conditions, earthquakes, tsunamis, floods, fires, other natural disasters or agricultural pestilence may have an adverse effect on the sugar planting, harvesting and production, electricity generation and sales, and the Agribusiness segment’s facilities, including dams and reservoirs.
For the Natural Materials and Construction segment, because all of Grace’s construction projects are completed outdoors, its operations are substantially dependent on weather conditions. For example, lengthy periods of wet weather will generally interrupt construction activities, which lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. As a result, prolonged precipitation or other adverse weather-related conditions can adversely affect Grace’s operations and its financial results. While revenues can be recovered following a period of bad weather, it is generally difficult to recover the cost of inefficiencies, and significant periods of bad weather could reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability could negatively affect Grace’s results of operations in current and future periods until the affected contracts are completed.
Because Grace’s aggregate division also conducts its activities outdoors, unpredictable weather conditions can affect Grace’s aggregate production and sales activity. Adverse weather conditions also restrict the demand for Grace’s products, and impede its ability to efficiently transport material. Adverse weather conditions also increase Grace’s costs and reduce its production output as a result of power loss, needed plant and equipment repairs, time required to remove or allow water to evaporate from the project site, and similar events. The aggregate division’s production and sales levels follow activity in the construction industry, which is also significantly affected by weather conditions.
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
As a result of the financial crisis of 2008-2009, the financial industry experienced significant instability due to, among other things, declining property values and increasing defaults on loans. This led to tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Fewer loan products and strict loan qualifications make it more difficult for borrowers to finance the purchase of units in A&B’s projects. Additionally, the stringent requirements to obtain financing for buyers of commercial properties make it significantly more difficult for A&B to sell commercial properties and may negatively impact the sales prices and other terms of such sales. The stringent credit environment may also impact A&B in other ways, including the credit or solvency of customers, vendors, tenants, or joint venture partners, and the ability of partners to fund their financial obligations to joint ventures.
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
Risks Relating to A&B’s Natural Materials and Construction Segment
Grace may be unable to sustain its historical revenue growth rate and maintain its profitability.
Grace’s revenue has grown in recent years. Grace may be unable to sustain these recent revenue growth rates for a variety of reasons, including decreased government funding for infrastructure projects, limits on additional growth in the Hawaii market, reduced spending by Grace’s customers, an increased number of competitors, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, inability to hire and retain essential personnel and to acquire equipment to support growth, and inability to identify acquisition candidates and successfully acquire and integrate them into Grace’s business. A substantial decline in Grace’s revenue could have a material adverse effect on A&B's financial condition and results of operations if Grace is unable to also reduce its operating expenses.
Economic downturns or reductions in government funding of infrastructure projects could reduce Grace’s revenues and profits and have a material adverse effect on A&B's results of operations.
Grace’s products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads, airport runways, and similar projects. Grace’s businesses, including its aggregates business, are highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. For example, while the City and County of Honolulu administration announced a significant increase in road and highway spending from $100 million in 2012 to a range of $120 million to $150 million annually over the following five years, Grace cannot be assured of the existence, amount and timing of appropriations for spending on these and other future projects, including state and federal spending on roads and highways. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects, including federal funding. State spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding, which could adversely affect Grace. Grace is reliant upon contracts with the City and County of Honolulu, the State of Hawaii and the Federal Government for a significant portion of its revenues.
Grace may face community opposition to the operation or expansion of quarries or other facilities.
Quarries and other Grace facilities require special and conditional use permits to operate. Permitting and licensing applications and proceedings and regulatory enforcement proceedings are all matters open to public scrutiny and comment. As a result, from time to time, Grace’s operations may be subject to community opposition and adverse publicity that may have a negative effect on operations and delay or limit any future expansion or development of Grace’s operations, which would have an adverse effect on A&B's business.
Grace operates only in Hawaii, and adverse changes to the economy and business environment in Hawaii could adversely affect Grace’s operations, which could lead to lower revenues and reduced profitability.
Because of Grace’s concentration in a specific geographic location, Grace is susceptible to fluctuations in its business caused by adverse economic or other conditions in Hawaii.
The cancellation of significant contracts or Grace’s disqualification from bidding for new contracts could reduce its revenues and profits and have a material adverse effect on its results of operations.
Contracts that Grace enters into with governmental entities can usually be canceled at any time by them with payment generally only for the work already completed plus a negotiated compensatory overhead recovery amount. In addition, Grace could be prohibited from bidding on certain governmental contracts if it fails to maintain qualifications required by those entities. A cancellation of an unfinished contract with a substantial balance to complete or Grace’s debarment from the bidding process by a government agency could have a material adverse effect on A&B's business and results of operations.
If Grace is unable to accurately estimate the overall risks, requirements or costs when Grace bids on or negotiates a contract that is ultimately awarded to Grace, Grace may achieve a lower than anticipated profit or incur a loss on the contract.
The majority of Grace’s revenues are derived from “quantity pricing” (fixed unit price) contracts. Approximately 10 percent of Grace’s revenues and backlog are derived from “lump sum” (fixed total price) contracts. Quantity pricing contracts require Grace to provide line-item materials at a fixed unit price based on approved quantities irrespective of Grace’s actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of actual quantities or Grace’s actual costs. Grace realizes the expected profit on its contracts only if it accurately estimates its costs and then successfully controls actual costs and avoids cost overruns. If Grace’s cost estimates for a contract are inaccurate, or if Grace does not execute the contract within its cost estimates, then cost overruns may cause Grace to incur losses or cause the contract not to be as profitable as expected. The final results under these types of contracts could negatively affect Grace’s cash flow, earnings and financial position.
If Grace is unable to attract and retain key personnel and skilled labor, or if Grace encounters labor difficulties, Grace’s ability to bid for and successfully complete contracts may be negatively impacted.
Grace’s ability to attract and retain reliable, qualified personnel is a significant factor that enables it to successfully bid for and profitably complete its work. This includes members of Grace’s management, project managers, estimators, supervisors, and foremen. Grace’s future success will also depend on its ability to hire, train and retain, or to attract when needed, highly skilled management personnel. If competition for these employees is intense, Grace could experience difficulty hiring and retaining the personnel necessary to support its business. If Grace does not succeed in retaining its current employees and attracting, developing and retaining new highly skilled employees, Grace’s operations and future earnings may be negatively impacted.
Approximately 62 percent of Grace’s personnel are unionized. Any work stoppage or other labor dispute involving Grace’s unionized workforce, or inability to renew contracts with the unions, could have a material adverse effect on Grace’s operations and operating results.
Grace’s failure to meet schedule or performance requirements of its paving contracts could adversely affect Grace.
Grace’s asphalt paving contracts have penalties for late completion. In most instances, Grace must complete a project within an allotted number of business or calendar days from the time it receives the notice to proceed, subject to allowances for additional days due to weather delays or additional work requested by the customer. If Grace subsequently fails to complete the project as scheduled, it may be responsible for contractually agreed-upon liquidated damages, an amount assessed per day beyond the contractually allotted days, at the discretion of the customer. Under these circumstances, the total project cost could exceed Grace’s original estimate, and it could experience a loss of profit or a loss on the project. Additionally, Grace enters into lump sum and quantity pricing contracts where Grace’s profits can be adversely affected by a number of factors beyond its control, which can cause Grace’s actual costs to materially exceed the costs estimated at the time of its original bid. These same issues and risks can also impact some of Grace’s contracts in its precast/prestressed operations.
Timing of the award and performance of new contracts could have an adverse effect on Grace’s operating results and cash flow.
It is generally very difficult to predict whether and when bids for new projects will be offered for tender, as these projects frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, funding arrangements and governmental approvals. Because of these factors, Grace’s results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.
The uncertainty of the timing of contract awards after a winning bid is submitted may also present difficulties in matching the size of Grace’s equipment fleet and work crews with contract needs. In some cases, Grace may maintain and bear the cost of more equipment than are currently required, in anticipation of future needs for existing contracts or expected future contracts. If a contract is delayed or an expected contract award is not received, Grace would incur costs that could have a material adverse effect on Grace’s anticipated profit.
In addition, the timing of the revenues, earnings and cash flows from Grace’s contracts can be delayed by a number of factors, including delays in receiving material and equipment from suppliers and services from subcontractors and changes in the scope of work to be performed. Such delays, if they occur, could have adverse effects on Grace’s operating results for current and future periods until the affected contracts are completed.
Grace’s dependence on a limited number of customers could adversely affect its business and results of operations.
Due to the size and nature of Grace’s construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of Grace’s consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2013, approximately 36 percent of Grace’s construction related revenue was generated from the State of Hawaii and the City and County of Honolulu (the “County”). Similarly, Grace’s backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. For example, the County comprised approximately 21 percent of Grace’s construction backlog at December 31, 2013. The loss of business from any such customer could have a material adverse effect on Grace’s business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect Grace’s business, results of operations, cash flows and financial condition.
Grace’s businesses are likely to become capital-intensive over the longer term.
The property and machinery needed to produce Grace’s aggregate products and perform its asphaltic concrete paving contracts are expensive. Excluding the $35.5 million Grace has incurred through December 31, 2013 for its new crushing facilities, Grace has invested over $12.0 million in the last three years on capital equipment. Although capital needs over the next five years are expected to be relatively modest, over the longer term, Grace may require annual capital expenditures in the range of $5 million to $10 million to operate its aggregates and construction businesses. Grace’s ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business, and other factors affecting Grace’s operations, many of which are beyond Grace’s control. If Grace is unable to generate sufficient cash to operate its business, Grace may be required, among other things, to further reduce or delay planned capital or operating expenditures.
An inability to obtain bonding could limit the aggregate dollar amount of contracts that Grace is able to pursue.
As is customary in the construction business, Grace may be required to provide surety bonds to its customers to secure Grace’s performance under construction contracts. Grace’s ability to obtain surety bonds primarily depends upon its capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of Grace’s backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Grace’s inability to obtain adequate bonding would limit the amount that it can bid on new contracts and could have an adverse effect on Grace’s future revenues and business prospects.
Grace’s operations are subject to hazards that may cause personal injury or property damage, thereby subjecting Grace to liabilities and possible losses, which may not be covered by insurance.
Grace’s workers are subject to the usual hazards associated with performing construction activities on road construction sites, plants and quarries. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. Grace maintains general liability and excess liability insurance, workers’ compensation insurance, auto insurance and other types of insurance, all in amounts consistent with Grace’s risk of loss and industry practice, but this insurance may not be adequate to cover all losses or liabilities that Grace may incur in its operations.
Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of Grace’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of Grace’s safety program. If Grace were to experience insurance claims or costs above its estimates, Grace might be required to use working capital to satisfy these claims, which could impact its ability to maintain or expand its operations. To the extent that Grace experiences a material increase in the frequency or severity of accidents or workers’ compensation and health claims, or unfavorable developments on existing claims, Grace’s operating results and financial condition could be adversely affected.
Environmental and other regulatory matters could adversely affect Grace’s ability to conduct its business and could require expenditures that could have a material adverse effect on its results of operations and financial condition.
Grace’s operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances, climate change and the emission and discharge of pollutants into the air and water. Grace could be held liable for such contamination created not only from Grace’s own activities but also from the historical activities of others on properties that Grace acquires or leases. Grace’s operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Violations of such laws and regulations could subject Grace to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims. In addition, these laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, Grace cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require Grace to make substantial expenditures for, among other things, equipment that Grace does not currently possess, or the acquisition or modification of permits applicable to Grace’s activities.
Short supplies and high costs of fuel, energy and raw materials affect Grace’s businesses.
Grace’s businesses require a continued supply of diesel fuel, electricity and other energy sources for production and transportation. The financial results of these businesses have at times been affected by the high costs of these energy sources. Significant increases in costs or reduced availability of these energy sources have and may in the future reduce Grace’s financial results. Moreover, fluctuations in the supply and costs of these energy sources can make planning Grace’s business operations more difficult. Grace does not hedge its fuel price risk, but instead focuses on volume-related price reductions, fuel efficiency, alternative fuel sources, consumption and the natural hedge created by the ability to increase aggregates prices.
Similarly, Grace’s vertically-integrated operations also require a continued supply of liquid asphalt, which serves as a key raw material in the production of asphaltic concrete. Asphalt is subject to potential supply constraints and significant price fluctuations, which are generally correlated to the price of crude oil, though not as closely as diesel or gasoline, and are beyond Grace’s control. Accordingly, fluctuations in the availability and/or cost of asphalt could have an adverse effect on A&B's financial condition or results of operations.
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
The business and results of operations of A&B’s Agribusiness segment are substantially affected by market factors, particularly the domestic prices for raw cane sugar. These market factors are influenced by a variety of forces, including prices of competing crops and suppliers, weather conditions, and United States farm and trade policies. If sugar prices result in sustained losses for the Agribusiness segment, then depending on the size and duration of those losses, A&B may be required to cease its sugar operations. Cessation of sugar operations without other active farming would result in significant annual carrying and maintenance costs for the plantation, such as maintaining the water delivery infrastructure, higher property taxes, and maintenance of the lands. Additionally, there would be significant one-time expenses related to a cessation of operations, such as employee severance costs and asset write-downs.
A&B is subject to risks associated with raw sugar production.
A&B’s production of raw sugar is subject to numerous risks that could adversely affect the volume and quality of sugar produced. Any of these risks has the potential to adversely affect A&B’s sugar operations, including possible cessation of operations. These risks include, but are not limited to:

•	equipment accidents or failures in the factory or the power plant, particularly where equipment is old and difficult to repair or replace;

•	government restrictions on farming practices, including cane burning and pesticide use;

•	loss of A&B’s major customer;

•	weather and natural disasters;

•	increases in costs, including, but not limited to fuel, fertilizer, herbicide, and drip tubing;

•	labor, including labor availability (see risk factor above regarding labor disruptions) and loss of qualified personnel;

•	lack of demand for A&B’s production;

•	failure to comply with food quality and safety requirements;

•	disease;

•	uncontrolled fires, including arson;

•	and weed control.
A&B’s ability to use or lease agricultural lands for agricultural purposes may be limited by government regulation.
Given the large scale of its agricultural landholdings on Maui and Kauai, many of the third parties to whom A&B leases land for agricultural purposes may be characterized as large scale commercial agricultural operations. Recent legislation passed on Kauai, and introduced on Maui, places restrictions on the ability of such operations to use land within specified distances of highways, schools, oceans, streams, residences, parks, care homes, hospitals and other similar uses, to grow crops other than ground cover. This legislation also puts significant restrictions regarding, and public notification obligations concerning, pesticide use on such operations, and limits their ability to use genetically modified organism (GMO) crops. As a result, the ability of A&B to use or lease its lands for large scale agricultural purposes, and any rents that it can achieve for those lands, may be adversely affected by this and similar legislation.
A&B’s power sales contracts could be replaced on less favorable terms or may not be replaced.
A&B’s power sales contracts expire at various points in the future and may not be replaced or could be replaced on less favorable terms, which could adversely affect A&B’s agribusiness operations. The State of Hawaii has approved power sales contracts with third parties that use a fixed price, rather than an avoided cost formula. Such a change in A&B's power sales contracts may adversely affect power revenue and provide less protection against internal power generation costs in a rising oil price market. As a result, A&B may consider decreasing or eliminating power sales on Maui in future years and, instead, use its power for field irrigation purposes, which would be expected to increase sugar yields.
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

A&B has limited options and strict time constraints for carriage of molasses to domestic markets.
Due to a molasses spill at Honolulu Harbor in September 2013, all of the molasses produced by HC&S must now be shipped out of Kahului Harbor. HC&S currently has the ability to store approximately a fifth of a year's worth of molasses production before having to cease harvest and milling operations, which cessation would result in significant additional operating costs. The frequency and timing of vessel arrivals to ship molasses off island are therefore important to A&B’s ability to continue its sugar operations without interruption, and there is no assurance that such interruptions will not occur.
A&B has aging infrastructure in its sugar factory and power plant.
A&B maintains critical spares for primary factory equipment in the event of a breakdown or failure. However, due to the extensive age and complexity of the mill, factory and power plant, it is possible that damage to equipment may not be repaired in a timely manner or at an acceptable cost, which may adversely affect A&B's sugar operations, including possible cessation of operations. Although A&B has property, boiler and machinery, and business interruption insurance for most of such events, it is possible that A&B’s insurance coverage may not cover all risk of loss.
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
A&B’s ability to engage in significant equity transactions could be limited or restricted after the Separation in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Separation to Matson. Even if the Separation otherwise qualifies for tax-free treatment under Section 355 of the Code, the Separation may result in corporate-level taxable gain to Matson under Section 355(e) of the Code if 50 percent or more, by vote or value, of the shares of A&B’s stock or Matson's stock are treated as acquired or issued as part of a plan or series of related transactions that includes the Separation . The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Any acquisitions or issuances of A&B’s stock or Matson's stock within two years after the Separation generally are presumed to be part of such a plan, although A&B or Matson, as applicable, may be able to rebut that presumption.
To preserve the tax-free treatment of the Separation to Matson, under the Tax Sharing Agreement that A&B entered into with Matson, A&B may be prohibited from taking or failing to take certain actions that could prevent the Separation or certain related transactions from being tax-free under the Code. Further, for the two-year period following the Separation, A&B may be prohibited from:

•	issuing equity securities to satisfy financing needs if the equity securities issued would represent a 50 percent or greater interest in A&B;

•	acquiring businesses or assets with equity securities if the equity securities issued would represent a 50 percent or greater interest in A&B; or

•	engaging in mergers or asset transfers that could jeopardize the tax-free status of the Separation or certain related transactions.
These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.
A court could require that we assume responsibility for obligations allocated to Matson under the Separation and Distribution Agreement.
Under the Separation and Distribution Agreement entered into with Matson, we and Matson are each responsible for the debts, liabilities and other obligations related to the businesses which each company owns and operates following the consummation of the Separation. A court, however, could disregard the allocation agreed to between the parties in the Separation and Distribution Agreement and require that we assume responsibility for obligations allocated to Matson, particularly if Matson were to refuse or were unable to pay or perform the allocated obligations.
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
On June 25, 2004, two organizations filed a petition with the Water Commission to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provided approximately 15 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals. On June 23, 2011, the case was transferred to the Hawaii Supreme Court. On August 15, 2012, the Hawaii Supreme Court overturned the Water Commission's decision and remanded the case to the Water Commission for further consideration in connection with the establishment of the IIFS. In September 2013, the Water Commission noticed its intent to initiate the remanded hearing process in January 2014.
The loss of East Maui and West Maui water as a result of the Water Commission’s decisions imposes challenges to the Company’s sugar growing operations. While the resulting water loss does not immediately threaten near-term sugar production, it will result in a future suppression of sugar yields and will have an impact on the Company that will only be quantifiable over time. Additionally, there are potential cost implications of complying with the Water Commission's decisions and/or accessing alternative sources of irrigation water. Accordingly, the Company is unable to predict, at this time, the outcome or financial impact of the water proceedings.

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
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Prior to June 29, 2012, A&B’s businesses included Matson Navigation, a wholly owned subsidiary, that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary Holdings. On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock (the "Separation"). Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.
As of February 14, 2014, there were 2,677 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.
The following performance graph compares the monthly dollar change in the cumulative shareholder return on the Company’s common stock since the Separation:

Trading volume averaged 192,977 shares a day in 2013 and 221,420 shares a day in 2012.
The quarterly intra-day high and low sales prices and end of quarter closing prices following Separation, as reported by the New York Stock Exchange, were as follows:

	Dividends paid per share	Market Price
		High	Low	Close
2012
Third Quarter		$36.43	$23.50	$29.53
Fourth Quarter		$30.40	$25.88	$29.37

2013
First Quarter		$36.86	$28.82	$35.75
Second Quarter		$40.95	$32.55	$39.75
Third Quarter		$46.23	$34.32	$36.02
Fourth Quarter	$0.04	$41.97	$35.71	$41.73
A&B commenced quarterly dividend payments in the fourth quarter of 2013. Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B's financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.
A&B common stock is included in the Dow Jones U.S. Real Estate Index, the Russell 2000 Index, the Russell 3000 Index, the Dow Jones U.S. Composite Average, and the S&P MidCap 400.
On October 29, 2013, A&B's Board of Directors authorized A&B to repurchase up to two million shares of its common stock beginning on January 1, 2014. The authorization expires on December 31, 2015 and replaced an authorization that expired on December 31, 2013. A&B did not repurchase any of its common stock in 2013 or 2012.
Securities authorized for issuance under equity compensation plans as of December 31, 2013, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,337,324	$19.21	1,499,502*
Equity compensation plans not approved by security holders	—	—	—
Total	1,337,324	$19.21	1,499,502

*	Under the 2013 Incentive Compensation Plan, 1,499,502 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.

ITEM 6. SELECTED FINANCIAL DATA
The following should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except shareholders of record and per-share amounts):

	2013	2012	2011	2010	2009
Revenue:
Real Estate:
Leasing	$110.4	$100.6	$99.7	$93.8	$102.5
Development and Sales	423.0	32.2	59.8	131.0	125.5
Less amounts reported in discontinued operations[1]	(369.2)	(45.3)	(81.9)	(154.0)	(159.0)
Natural materials and construction	54.9	—	—	—	—
Agribusiness[2]	146.1	182.3	157.5	165.6	99.6
Reconciling Items[3]	—	(8.3)	—	—	—
Total Revenue	$365.2	$261.5	$235.1	$236.4	$168.6

Operating Profit (Loss):
Real Estate:
Leasing	$43.4	$41.6	$39.3	$35.3	$43.2
Development and Sales[4]	44.4	(4.4)	15.5	50.1	39.1
Less amounts reported in discontinued operations[1]	(36.7)	(21.1)	(38.8)	(64.6)	(67.6)
Natural materials and construction	2.9	—	—	—	—
Agribusiness[2]	10.7	20.8	22.2	6.1	(27.8)
Total operating profit (loss)	64.7	36.9	38.2	26.9	(13.1)
Interest expense	(19.1)	(14.9)	(17.1)	(17.3)	(17.0)
General corporate expenses	(17.4)	(15.1)	(19.9)	(22.7)	(21.0)
Acquisition/Separation costs	(4.6)	(6.8)	—	—	—
Income (loss) from continuing operations before income taxes	23.6	0.1	1.2	(13.1)	(51.1)
Income tax expense (benefit)	8.5	(7.6)	1.0	(5.0)	(20.2)
Income (loss) from continuing operations	15.1	7.7	0.2	(8.1)	(30.9)
Income from discontinued operations	22.3	12.8	23.3	41.2	41.8
Net Income	37.4	20.5	23.5	33.1	10.9
Income attributable to noncontrolling interest	(0.5)	—	—	—	—
Net income attributable to A&B	$36.9	$20.5	$23.5	$33.1	$10.9

[1]	Amounts recast to reflect discontinued operations.

[2]	Includes a $4.9 million gain in 2010 related to an agriculture disaster relief payment for drought experienced in prior years and a $5.4 million gain recorded upon consolidation of HS&TC in 2009.

[3]
Represents the sale of a 286-acre agricultural parcel in the third quarter of 2012 classified as “Gain on sale of agricultural parcel” in the consolidated statements of income, but reflected as revenue for segment reporting purposes.

[4]
The Real Estate Development and Sales segment includes approximately $4.2 million, $(8.3) million, ($7.9) million, and $2.0 million in equity in (loss) earnings from its various real estate joint ventures for 2013, 2012, 2011, and 2010, respectively. Equity in earnings from joint ventures in 2009 was negligible. Included in operating profit are noncash impairment and equity losses of $6.3 million related to the consolidation of The Shops at Kukui'ula in 2013, $9.8 million (Bakersfield joint venture and Santa Barbara real estate project) in 2012 and $6.4 million (Waiawa real estate joint venture) in 2011.

SELECTED FINANCIAL DATA (CONTINUED)

	2013	2012	2011	2010	2009
Identifiable Assets:
Real Estate:
Leasing	$1,113.4	$771.3	$772.0	$761.3	$686.9
Development and Sales[5]	640.9	504.8	451.5	420.3	349.0
Agribusiness	160.0	149.9	157.8	153.3	169.6
Natural materials and construction	358.7	—	—	—	—
Other	12.2	11.3	5.3	6.6	30.2
Total assets	$2,285.2	$1,437.3	$1,386.6	$1,341.5	$1,235.7

Capital Expenditures:
Real Estate:
Leasing[6]	$488.5	$23.1	$43.6	$164.7	$108.8
Development and Sales[7]	0.1	—	5.2	0.1	0.1
Agribusiness[8]	11.8	31.7	10.5	6.8	3.4
Natural materials and construction	4.8	—	—	—	—
Other	0.1	—	—	0.3	0.3
Total capital expenditures	$505.3	$54.8	$59.3	$171.9	$112.6

Depreciation and Amortization:
Real Estate:
Leasing[1]	$24.3	$22.0	$21.6	$20.3	$19.5
Development and Sales	0.2	0.2	0.2	0.2	0.3
Agribusiness	11.7	11.6	11.9	12.7	11.9
Natural materials and construction	4.4	—	—	—	—
Other	1.1	1.3	1.1	2.0	3.1
Total depreciation and amortization	$41.7	$35.1	$34.8	$35.2	$34.8

[5]
The Real Estate Development and Sales segment includes approximately $335.0 million, $319.7 million, $290.1 million, $274.8 million, and $193.3 million related to its investment in various real estate joint ventures as of December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

[6]
Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases, but excluding the assumption of debt, that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

[7]
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows and excludes investment in joint ventures classified as Cash Flows from Investing Activities. Operating cash flows for expenditures related to real estate developments were $150.6 million, $37.2 million, $13.8 million, $21.6 million, and $6.2 million for 2013, 2012, 2011, 2010, and 2009, respectively. Investments in joint ventures were $22.2 million, $17.4 million, $27.9 million, $100.5 million, and $46.4 million in 2013, 2012, 2011, 2010, and 2009, respectively.

[8]	Includes $21.8 million of capital in 2012 related to the Company’s Port Allen solar project before tax credits.

SELECTED FINANCIAL DATA (CONTINUED)

	2013	2012	2011	2010	2009
Earnings (loss) per share:[1]
Basic:
Continuing operations attributable to A&B	$0.33	$0.18	$—	$(0.19)	$(0.73)
Discontinued operations attributable to A&B	0.50	0.30	0.55	0.97	0.99
Basic earnings per share attributable to A&B	$0.83	$0.48	$0.55	$0.78	$0.26
Diluted:
Continuing operations attributable to A&B	$0.32	$0.18	$—	$(0.19)	$(0.73)
Discontinued operations attributable to A&B	0.50	0.30	0.55	0.97	0.99
Diluted earnings per share attributable to A&B	$0.82	$0.48	$0.55	$0.78	$0.26

Cash dividends declared per common share	$0.04	$—	$—	$—	$—

Balance sheet data (in millions):
Investment in real estate and joint ventures	$1,606.8	$1,203.4	$1,165.0	$1,123.8	$916.8
Total assets	$2,285.2	$1,437.3	$1,386.6	$1,341.5	$1,231.3
Total liabilities	$1,110.4	$522.9	$660.8	$652.9	$584.5
Long-term debt – non-current	$605.5	$220.0	$327.2	$249.6	$258.3
Total equity	$1,174.8	$914.4	$725.8	$688.6	$646.8

[1]
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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s results of operations for the three years ended December 31, 2013, 2012 and 2011.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the years ended December 31, 2013, 2012 and 2011, as well as a discussion of A&B’s ability to fund the its future commitments and ongoing operating activities through internal and external sources of capital.

•
Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements: This section provides a discussion of A&B’s contractual obligations and other commitments and contingencies that existed at December 31, 2013.

•	Quantitative and Qualitative Disclosures about Market Risk: This section discusses how A&B monitors and manages exposure to potential gains and losses associated with changes in interest rates.

•	Outlook: This section provides a discussion of management’s general outlook about its markets and A&B’s competitive position.
Basis of Presentation
Prior to June 29, 2012, A&B’s businesses included Matson Navigation, a wholly owned subsidiary, that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of Holdings. On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock (the "Separation"). Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.
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
Business Overview
A&B, whose history dates back to 1870, is headquartered in Honolulu and, with the acquisition of Grace Pacific ("Grace") on October 1, 2013, operates in four segments in three industries—Real Estate, Natural Materials and Construction, and Agribusiness.

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
Natural Materials and Construction
On October 1, 2013, the Company consummated its previously announced acquisition of Grace, a Hawaii-based natural materials and infrastructure construction company. Natural Materials and Construction, which contains one segment and includes the results of Grace from the date of acquisition, mines, processes, and sells basalt aggregate; imports sand and aggregates for sale and use; imports and markets liquid asphalt; manufactures and markets asphaltic concrete; performs asphalt paving as prime contractor and subcontractor; manufactures and supplies precast/prestressed concrete products; and provides various construction- and traffic-control- related products and services.
The total consideration was approximately 5.4 million shares of A&B common stock and approximately $35.25 million in cash, as adjusted based on Grace's shareholders' equity at closing. Pursuant to the merger agreement, the aggregate number of shares of A&B common stock issued in the merger was determined by dividing $199.75 million, which was 85 percent of the total merger consideration prior to any post-closing adjustments, by $36.7859, which was the volume weighted average of the trading prices of A&B common stock on the New York Stock Exchange for the 20 consecutive trading days ending on the third trading day prior to the closing of the merger. Of the $35.25 million cash portion of the acquisition price, as of December 31, 2013, approximately $23.5 million remains withheld pro rata from Grace shareholders and retained by A&B to secure any final adjustments to the merger consideration and certain indemnification obligations of Grace shareholders pursuant to the merger agreement. These funds will be released by A&B in accordance with the terms set forth in the merger agreement.
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
Principles of Consolidation
The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly owned and controlled subsidiaries, after elimination of significant intercompany amounts. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity. In determining whether the Company is the primary beneficiary of a variable interest entity in which it has an interest, the Company is required to make significant judgments with respect to various factors including, but not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, the rights and ability of other investors to participate in decisions affecting the economic performance of the entity, and kick-out rights, among others. Activities that significantly affect the economic performance of the entities in which the Company has an interest include, but are not limited to, establishing and modifying detailed business, development, marketing and sales plans, approving and modifying the project budget, approving design changes and associated overruns, if any, and approving project financing, among others. The Company has not consolidated any variable interest entity in which the Company does not also have voting control because it has determined that it is not the primary beneficiary since decisions to direct the activities that most significantly impact the entity’s performance are shared by the joint venture partners.
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets
A&B’s long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, A&B’s financial condition or its future operating results could be materially impacted. A&B has evaluated certain long-lived assets, including intangible assets, for impairment. During the second quarter of 2012, A&B recorded a non-cash impairment charge of $5.1 million related to its Santa Barbara real estate landholdings in California. The impairment loss recorded to reduce the carrying amount to the estimated fair value reflects the change in the Company’s development strategy, following Separation, to focus on development projects in Hawaii, and therefore, its related decision not to proceed with the development of Santa Barbara landholdings in the near term. The impairment of the Santa Barbara landholdings are classified within Operating costs and expenses in the consolidated statements of income. No impairment charges were recorded in 2013 or 2011.
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
In September 2013, the Company entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB"). Under the Agreement, the Company assumed financial and operational control of Kukui'ula Village LLC ("Village") and consolidated the assets and liabilities of Village at fair value, resulting in a $6.3 million write down of its investment in the joint venture. In 2012, A&B recorded an impairment loss and equity losses totaling $4.7 million related to its joint venture investment in Bakersfield (CA) for a commercial development. The recognition of the impairment loss reduced the carrying amount of the investment to its estimated fair value and reflected the change in the Company’s development strategy to focus on development projects in Hawaii, and therefore, its related decision not to proceed with the development of California real estate assets in the near term. In 2011, A&B recorded a $6.4 million reduction in the carrying value of its investment in Waiawa, a residential joint venture on Oahu, due to the joint venture’s termination of its development plans. The impairment loss and equity losses of the Company’s investments are classified as Impairment and equity losses related to joint ventures in the consolidated statements of income.
Weakness in particular real estate markets, difficulty in obtaining or renewing project-level financing or development approvals, and changes in A&B’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by A&B or by its joint ventures and could lead to additional impairment charges in the future.
Goodwill
In connection with the acquisition of Grace on October 1, 2013, the Company recorded goodwill of $90.3 million. Additionally, the Company recorded $9.3 million of goodwill in the Real Estate Leasing reporting unit in connection with the consolidation of The Shops at Kukui'ula. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In estimating the fair value of a reporting unit, the Company may use a discounted cash flow model or fair value based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization). The discounted cash flow approach requires the use of a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in business strategy and its internal forecasts, could have a material effect on the reporting unit's business, financial condition and results of operations.
Legal Contingencies
A&B’s results of operations could be affected by significant litigation adverse to A&B, including, but not limited to, liability claims and construction defect claims. A&B records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, A&B considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, A&B’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. A detailed discussion of significant litigation matters is contained in Note 15 to the Consolidated Financial Statements.
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
Construction Contracts and Related Products
Revenues from asphalt paving contracts are generally recognized using the percentage-of-completion method with progress toward completion measured on the basis of units (tons, cubic yards, square yards or square feet) of work completed as of a specific date to an estimate of the total units of work to be delivered under each contract. The Company uses this method as management considers units of work completed to be the best available measure of progress on paving contracts. Contracts in progress are reviewed regularly, and revenues and earnings may be adjusted based on revisions to assumption and estimates, including, but not limited to, revisions to job performance, job conditions, changes to the scope of work, estimated contract costs, progress toward completion, changes in internal and external factors or conditions and final contract settlement. Contract costs include all direct material, labor, equipment utilization, hired truckers, traffic control, bonds and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, field office rentals, utilities, certain repair costs and other expenses attributable to the contracts. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The life cycle for contracts generally ranges from several months to three years in duration.
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
The 2013 net periodic costs for qualified pension and post-retirement plans were determined using a discount rate of 4.10 percent. The benefit obligations for qualified pension and post-retirement plans, as of December 31, 2013, were determined using a discount rate of 4.90 percent. For A&B’s non-qualified benefit plans, the 2013 net periodic cost was determined using a discount rate of 2.80 percent and the December 31, 2013 obligation was determined using a discount rate of 3.50 percent. The discount rate used for determining the year-end benefit plan obligation was generally calculated using a weighting of expected benefit payments and rates associated with high-quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled at December 31, 2013.
The estimated return on plan assets of 8.00 percent was based on historical trends combined with long-term expectations, the mix of plan assets, asset class returns, and long-term inflation assumptions. One-, three-, and five-year pension returns (losses) were 16.6 percent, 8.7 percent, and 11.6 percent, respectively. A&B’s long-term rate of return (since inception in 1989) was 8.6 percent. In late 2013, the Company changed its pension plan investment and management approach to a liability driven investment strategy, which seeks to increase the correlation of the pension plan assets and liabilities to reduce the volatility of the plan's funded status, and over time, improve the funded status of the plan. The adoption of this strategy has resulted in an asset allocation that is weighted more toward fixed income investments, which reduces investment volatility, but also reduces investment returns over time. In connection with the adoption of a liability driven investment strategy, the Company appointed an investment adviser that directs investments and selects investment options, based on guidelines established by the Investment Committee. For 2014, the Company expects that its long-term rate of return will be reduced due to the change in asset allocation.
As of December 31, 2013, A&B’s post-retirement obligations were measured using an initial 7.50 percent health care cost trend rate, decreasing by 0.5 percent annually until the ultimate rate of 4.5 percent is reached in 2028.
Lowering the expected long-term rate of return on A&B’s qualified plan assets by one-half of one percent would have increased pre-tax pension expense for 2013 by approximately $0.7 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by approximately $0.8 million. Additional information about A&B’s benefit plans is included in Note 12 to the Consolidated Financial Statements.
As of December 31, 2013, the market value of A&B’s defined benefit plan assets totaled approximately $153.4 million, compared with $142.3 million as of December 31, 2012. The recorded net pension liability was approximately $22.0 million as of December 31, 2013 and approximately $47.4 million as of December 31, 2012. A&B expects to make contributions totaling $5.9 million to certain of its defined benefit pension plans in 2014. A&B’s contributions to its pension plans were approximately $0.1 million in 2013 and $2.6 million in 2012.
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

(dollars in millions, except per-share amounts)	2013	Chg.	2012	Chg.	2011
Operating Revenue	$365.2	40%	$261.5	11%	$235.1
Operating Costs and Expenses	325.3	37%	237.5	10%	215.3
Operating Income	39.9	66%	24.0	21%	19.8
Other Income and (Expense)	(16.3)	(32)%	(23.9)	28%	(18.6)
Income Taxes Expense (Benefit)	8.5	NM	(7.6)	NM	1.0
Income From Continuing Operations	15.1	96%	7.7	39X	0.2
Discontinued Operations (net of taxes)	22.3	74%	12.8	(45)%	23.3
Net Income	37.4	82%	20.5	(13)%	23.5
Income attributable to noncontrolling interest	(0.5)	—%	—	—%	—
Net income attributable to A&B	$36.9	80%	$20.5	(13)%	$23.5

Basic Earnings Per Share	$0.83	73%	$0.48	(13)%	$0.55
Diluted Earnings Per Share	$0.82	71%	$0.48	(13)%	$0.55
2013 vs. 2012
Operating Revenue for 2013 increased 40 percent, or $103.7 million, to $365.2 million. Real Estate Sales segment revenue (excluding revenue from discontinued operations) increased $70.4 million, primarily due to the sale of an undeveloped industrial parcel adjacent to Maui Business Park II and sales of residential lots on Oahu. Additionally, operating revenue increased $54.9 million due to the acquisition of Grace on October 1, 2013. Real Estate Leasing revenue increased $14.6 million in 2013 (excluding revenue from discontinued operations), primarily due to acquisitions. These increases were partially offset by a $36.2 million reduction in Agribusiness revenue primarily due to lower prices on sugar sold and one less voyage compared to 2012. The reasons for business- and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.

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
Operating Costs and Expenses for 2013 increased 37 percent, or $87.8 million, to $325.3 million. Operating costs increased $47.6 million due to the acquisition of Grace on October 1, 2013. Additionally, operating costs increased $41.5 million due to higher Real Estate Development and Sales segment costs. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.
Other Income and Expense: Other income (expense) was $(16.3) million in 2013 compared with $(23.9) million in 2012. The change in other income (expense) was principally due to $8.7 million in higher joint venture operating income, $2.4 million of gains from insurance proceeds, and $2.6 million in higher interest and other income. These increases were partially offset by $4.2 million in higher interest expense and $1.9 million of higher impairment charges in 2013.
Income Taxes and the effective rate were higher in 2013 compared with 2012 due principally to higher income from continuing operations, non-deductible expenses incurred by the Company related to the acquisition of Grace, which occurred in the fourth quarter of 2013, and solar credits received in 2012 associated with the Company's Port Allen solar project.
2012 vs. 2011
Operating Revenue for 2012 increased 11 percent, or $26.4 million, to $261.5 million. Agribusiness revenue increased $24.8 million, primarily due to higher prices on sugar sold. Real Estate Leasing revenue increased $0.9 million in 2012 (excluding revenue from discontinued operations), primarily due to acquisitions and overall higher mainland occupancies. The reasons for business- and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Operating Costs and Expenses for 2012 increased by 10 percent, or $22.2 million, due principally to $26.0 million in higher Agribusiness costs, $6.8 million in higher professional fees related to the Separation, which included $1.2 in share-based compensation related to the exchange of existing employee options with replacement options in the new company as part of the Separation, and a $5.1 million impairment of the Company’s Santa Barbara landholdings that resulted from the Company’s change in its development strategy to focus on development projects in Hawaii, partially offset by a $7.3 million gain on the sale of an agricultural parcel and $3.5 million in lower Real Estate Development and Sales costs (after excluding costs from discontinued operations). The Company also recognized a $9.4 million gain on land recognized at fair value in connection with its donation to a Maui not-for-profit. The gain was fully offset by an equal amount representing the cost of the charitable donation, which is included in selling, general and administrative expenses. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.
Other Income and Expense: Other income (expense) was $(23.9) million in 2012 compared with $(18.6) million in 2011. The change in other income (expense) was due to $4.7 million in impairment and equity losses related to the Company’s Bakersfield joint venture development project in California, resulting from the Company’s change in its development strategy to focus on development projects in Hawaii, and $4.4 million in real estate joint venture losses in 2012. The higher expenses were partially offset by a $2.2 million reduction in interest expenses as a result of lower average debt levels.
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
ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Additional detailed information related to the operations and financial performance of the Company’s Operating Segments is included in Part II Item 6 and Note 17 to the Consolidated Financial Statements. The following information should be read in relation to the information contained in those sections.

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
Commercial Portfolio Acquisitions and Dispositions
In 2013, the Company completed a number of significant commercial property acquisitions and dispositions in connection with the migration of its Mainland portfolio to Hawaii. The largest acquisition, which closed on December 20, 2013, consisted of 21 improved properties, ground leases and vacant land located in Kailua, Hawaii and other Oahu locations ("Kailua Portfolio") for $372.7 million. To fund the acquisition, the Company utilized approximately $332.8 million in forward and reverse 1031 proceeds generated from the sales of seven commercial properties, principally on the Mainland. The Company may fund the remainder of the purchase price with additional planned property sales.
In addition to the acquisition of the Kailua Portfolio, the Company acquired three retail assets in Hawaii, with over 630,000 square feet of retail space primarily on Oahu, for approximately $190.5 million. The Company also assumed control over The Shops at Kukui'ula, which is a 78,900 square feet retail center on Kauai.
Due to the significant changes to the Company's commercial portfolio from acquisitions and dispositions, historical leasing revenue, operating profit, and cash flow trends may not be indicative of future results.
Real Estate Leasing; 2013 compared with 2012

(dollars in millions)	2013	2012	Change
Real estate leasing segment revenue	$110.4	$100.6	10%
Real estate leasing operating costs and expenses	64.4	57.2	13%
Selling, general and administrative expenses	2.3	1.7	35%
Other segment expense (income)	0.3	0.1	3X
Segment operating profit	$43.4	$41.6	4%
Operating profit margin	39.3%	41.4%
Net Operating Income*	$68.8	$63.1	9%
Leasable Space (million sq. ft.) - Improved
Mainland	2.5	6.5
Hawaii	2.6	1.4

*	Refer to page 48 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Real Estate Leasing revenue for 2013 was 10 percent higher than the amount reported for 2012. The increase was principally due to the revenue impact resulting from the acquisitions of Waianae Mall (January 2013), Napili Plaza (June 2013), Pearl Highlands (September 2013) and the Kailua Portfolio (December 2013), partially offset by the dispositions of ten Mainland properties described in the table below summarizing acquisitions and dispositions.

Same store average revenue increased to $17.71 per square foot in 2013 from $17.53 per square foot in 2012, due to higher revenue from a mainland office property and industrial property and a Hawaii industrial property and retail property. "Same store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.
Operating profit was 4 percent higher in 2013, compared with 2012, principally due to the favorable impact from previously mentioned Hawaii acquisitions and Mainland dispositions. Depreciation expense was 12 percent higher year-over-year, as proceeds from commercial property sales under 1031 exchange transactions are reinvested in commercial properties at a higher relative book basis than the property sold.
The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the year ended December 31, 2013 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Industrial	97%	99%	98%
Office	82%	88%	88%
Retail	92%	88%	91%
Total	93%	95%	95%
Same store occupancy in 2013 was 92 percent, compared to 88 percent in 2012, due primarily to higher Mainland occupancies at two office properties, one industrial property and one office property.
In 2013, approximately 10.5 percent of leases, measured as a percentage of expiring annual gross rent to total annual gross rent, were scheduled to expire. As of December 31, 2013, approximately 8.2 percent of the expiring leases had been renewed, and the change in average annual rental income on renewals, including tenant concessions, if any, as compared to the prior rental income was 17 percent. Total tenant improvement costs and leasing commissions totaled $11.0 million in 2013.
Leasable space decreased to 5.1 million at year-end 2013, from 7.9 million square feet in 2012, principally due to the following activity:

Dispositions			Acquisitions*
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
1-13	Northpoint Industrial	119,400	1-13	Waianae Shopping Center	170,300
9-13	Centennial Plaza	244,000	5-13	Napili Plaza	45,100
9-13	Issaquah Office Center	146,900	9-13	Pearl Highlands	415,400
10-13	Republic Distribution Center	312,500	9-13	Shops at Kukui’ula	78,900
12-13	Activity Distribution Center	252,300	12-13	Kailua Portfolio	386,200
12-13	Heritage Business Park	1,316,400
12-13	Savannah Logistics Park	1,035,700
12-13	Broadlands Marketplace	103,900
12-13	Meadows on the Parkway	216,400
12-13	Rancho Temecula Town Center	165,500
	Total Dispositions	3,913,000		Total Acquisitions	1,095,900

*	Excludes 51 acres ground leased to third-parties and improved with 760,000 square feet of retail and other commercial space that was acquired as part of the Kailua Portfolio.

Real Estate Leasing; 2012 compared with 2011

(dollars in millions)	2012	2011	Change
Real estate leasing segment revenue	$100.6	$99.7	1%
Real estate leasing operating costs and expenses	57.2	58.7	(3)%
Selling, general and administrative expenses	1.7	1.8	(6)%
Other segment income (expense)	0.1	(0.1)	NM
Segment operating profit	$41.6	$39.3	6%
Operating profit margin	41.4%	39.4%
Net Operating Income*	$63.1	$60.8	4%
Leasable Space (million sq. ft.) - Improved
Mainland	6.5	6.5
Hawaii	1.4	1.4
Real Estate Leasing revenue for 2012 was approximately one percent higher than the amount reported for 2011. The increase was principally due to the revenue impact resulting from the acquisitions of Union Bank Office Building (June 2011), Issaquah Office Center (September 2011), Gateway at Mililani Mauka (December 2011) and Gateway at Mililani Mauka South (June 2012) and a reversal of deferred rent in 2011 related to a tenant bankruptcy, partially offset by the dispositions of Apex Building (January 2011), Arbor Park Shopping Center (June 2011), Wakea Business Center (September 2011) and Firestone Boulevard Building (March 2012).
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
Operating profit was approximately six percent higher in 2012, compared with 2011, principally due to the higher revenue and occupancies in the Hawaii and Mainland portfolios, lower expenses related to the previously mentioned tenant bankruptcy in 2011, and the favorable impact from the timing of acquisitions and dispositions. Depreciation expense was two percent higher year-over-year, as proceeds from leased property sales under 1031 exchange transactions are reinvested in commercial properties at a higher relative book basis than the property replaced.
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
Reconciliation of Real Estate Leasing Operating Profit to NOI
(In Millions, Unaudited)

	2013	2012	2011
Real estate leasing segment operating profit before discontinued operations	$43.4	$41.6	$39.3
Less amounts reported in discontinued operations (pre-tax)	(14.6)	(17.1)	(16.3)
Real estate leasing segment operating profit after subtracting discontinued operations	28.8	24.5	23.0

Depreciation and amortization	24.8	22.2	21.7
Straight-line lease adjustments	(2.9)	(3.6)	(3.8)
General and administrative expenses	3.5	2.9	3.6
Discontinued operations	14.6	17.1	16.3
Real estate leasing segment NOI	$68.8	$63.1	$60.8
Real Estate Development and Sales; 2013 compared with, 2012 and 2011

(dollars in millions)	2013	2012	2011
Improved property sales revenue	$331.6	$5.0	$45.2
Development sales revenue	41.8	8.7	6.7
Unimproved/other property sales revenue	49.6	18.5	7.9
Total real estate development and sales segment revenue	423.0	32.2	59.8
Cost of real estate development and sales	(362.3)	(11.0)	(31.6)
Operating expenses	(16.0)	(11.4)	(11.1)
Write down of The Shops at Kukui'ula joint venture investment	(6.3)	—	—
Write down of Santa Barbara	—	(5.1)	—
Impairment of Bakersfield	—	(4.7)	—
Earnings (loss) from joint ventures	4.3	(4.4)	(7.9)
Other income	1.7	—	6.3
Total real estate development and sales operating profit (loss)	$44.4	$(4.4)	$15.5
Real estate development and sales operating profit margin	10.5%	NM	25.9%
2013: Revenue from Real Estate Development and Sales, before subtracting amounts presented as discontinued operations, was $423.0 million, principally related to the gain on the sale of ten Mainland improved properties, nine residential lots on Oahu, a 24-acre bulk parcel adjacent to Maui Business Park II, two non-core Maui land parcels and a small commercial lot on Oahu. Operating profit also included joint venture residential sales of 10 units at Kukui’ula on Kauai, 13 residential units at Ka Milo on the island of Hawaii, and seven units at Kai Malu on Maui. The margin on the sales described above was partially offset by a $6.3 million impairment charge in the third quarter of 2013, related to the consolidation of the Shops at Kukui’ula retail center joint venture.
2012: Revenue from Real Estate Development and Sales, before subtracting amounts presented as discontinued operations, was $32.2 million, principally related to the gain on the sale of 286 acres of agricultural-zoned land on Maui, a 4.1-acre parcel at Maui Business Park II, Firestone Boulevard Building, two leased fee parcels on Maui, three residential units on Oahu, and several non-core land parcels on Maui. Operating profit also included joint venture sales of a parcel and seven residential units at Kukui’ula, eight residential units at Ka Milo, and two units at Kai Malu. The margin on the sales described above was partially offset by $9.8 million of impairment charges in the second quarter of 2012, related to the Company’s Santa Barbara and Bakersfield development projects in California, resulting from the Company’s change in its development strategy to focus on development projects in Hawaii, as well as joint venture expenses.

2011: Real Estate Development and Sales revenue and operating profit included the sales of Arbor Park Shopping Center, a retail center in Texas; two commercial properties, an 86-acre industrial parcel, a leased fee parcel and several non-core parcels on the island of Maui; and six residential units and one commercial space at the Company’s Keola La’i high-rise development on Oahu. Operating profit also included a loss of $6.4 million on the Company’s investment in its Waiawa joint venture due to the joint venture’s termination of its development plans, as well as various joint venture expenses, partially offset by a gain on the sale of the Company’s interest in the Bridgeport Marketplace joint venture development in Valencia, California, a four-acre commercial parcel at Kukui’ula, and four units at Ka Milo.
Discontinued Operations; The revenue, operating profit, and after-tax effects of discontinued operations for 2013, 2012 and 2011 were as follows (in millions, except per-share amounts):

	2013	2012	2011
Proceeds from the sale of income-producing properties (Real Estate Sales Segment)	$337.6	$8.9	$45.5
Real Estate Leasing revenue (Real Estate Leasing Segment)	31.6	36.4	36.4

Gain on sale of income-producing properties	$22.1	$4.0	$22.5
Real Estate Leasing operating profit	14.6	17.1	16.3
Total operating profit before taxes	36.7	21.1	38.8
Income tax expense	14.4	8.3	15.5
Income from discontinued operations	$22.3	$12.8	$23.3
2013: The revenues and expenses related to the sales of Northpoint Industrial, an industrial property in California, Centennial Plaza, an industrial property in Utah, Issaquah Office Center, an office building in Washington, Republic Distribution Center, an industrial property in Texas, Activity Distribution Center, an industrial building in California, Heritage Business Park, an industrial property in Texas, Savannah Logistics Center, an industrial warehouse in Georgia, Broadlands Marketplace, a retail property in Colorado, Meadows on the Parkway, a retail center in Colorado, and Rancho Temecula, a retail center in California, were classified as discontinued operations. Additionally, the revenues and expenses related to Maui Mall, a retail property on Maui sold on January 6, 2014, was classified as discontinued operations as of December 31, 2013.
2012: The revenue and expenses related to the sales of the Firestone Boulevard Building and Northpoint Industrial, two industrial properties in California, and two leased fee properties in Maui were classified as discontinued operations. Northpoint Industrial was sold in January 2013, but was classified as held for sale, as of December 31, 2012, in the consolidated balance sheets. Additionally, the revenues, expenses and operating profit from Northpoint were classified as discontinued operations for all periods presented.
2011: The revenue and expenses of Arbor Park Shopping Center, a retail property in Texas; Wakea Business Center II, a commercial facility on Maui; and a leased Maui property were classified as discontinued operations.
Natural Minerals and Construction
Natural Minerals and Construction; Period from October 1, 2013 to December 31, 2013

(dollars in millions)	2013
Revenue	$54.9
Operating profit	$2.9
Operating profit margin	5.3%
Depreciation and amortization	$4.4
Aggregate produced (tons in thousands)	193.1
Aggregate used and sold (tons in thousands)	112.3
Asphaltic concrete placed (tons in thousands)	114.5
Backlog	$218.1
On October 1, 2013, the Company completed the acquisition of Grace, a Hawaii-based natural materials and infrastructure construction company.

Natural Materials and Construction revenue was $54.9 million for the period from October 1, 2013 through December 31, 2013, and was primarily attributable to Grace's quarrying and paving activities, which reflected approximately 112.3 thousand tons of aggregate used and sold and 114.5 thousand tons of asphaltic concrete placed. Backlog at the end of December 31, 2013 was $218.1 million, which includes the backlog of Maui Paving, a 50 percent-owned non-consolidated affiliate, compared to $167.7 million as of December 31, 2012.
Operating profit was $2.9 million for the period from October 1, 2013 through December 31, 2013, primarily related to Grace's quarrying, paving and asphalt activities, and reflected an approximately $2.8 million negative non-cash depreciation and amortization charges from purchase price accounting adjustments to tangible and intangible assets recorded at fair value in the acquisition.
Agribusiness
Agribusiness; 2013 compared with 2012

(dollars in millions)	2013	2012	Change
Revenue	$146.1	$182.3	(20)%
Operating profit	$10.7	$20.8	(49)%
Operating profit margin	7.3%	11.4%
Tons sugar produced	191,500	178,300	7%
Tons sugar sold (raw and specialty sugar)	159,600	198,200	(19)%
Agribusiness revenue decreased $36.2 million, or 20 percent, in 2013 compared with 2012. The decrease was primarily due to $29.9 million in lower raw sugar sales revenue due principally to lower prices and one less raw sugar delivery in the year as compared to 2012, $3.6 million in lower molasses revenue from lower volume and prices, $3.2 million in lower specialty sugar sales from lower volume and pricing, and $2.4 million in lower trucking revenue due to terminated operations on Kauai, partially offset by $4.4 million in higher vessel charter revenue from the completion of an outside charter.
Operating profit decreased $10.1 million in 2013 compared with 2012. The decrease was primarily due to $9.0 million in lower raw sugar margin due to lower pricing during the year, $1.7 million in lower other operating income, which included lower outside leases, and $1.1 million in lower molasses margin from lower net prices due to changes in transportation logistics during the year, partially offset by $1.5 million higher vessel charter margin from the completion of an outside charter.
Sugar production in 2013 was 7 percent higher than 2012 due principally to higher yields. Tons of sugar sold was 19 percent lower in 2013 than in 2012, due principally to four sugar shipments completed in 2013 as compared to five completed sugar shipments in 2012.
Agribusiness; 2012 compared with 2011

(dollars in millions)	2012	2011	Change
Revenue	$182.3	$157.5	16%
Operating profit	$20.8	$22.2	(6)%
Operating profit margin	11.4%	14.1%
Tons sugar produced	178,300	182,800	(2)%
Tons sugar sold (raw and specialty sugar)	198,200	163,100	22%
Agribusiness revenue increased $24.8 million, or 16 percent, in 2012 compared with 2011. The increase was primarily due to $24.3 million in higher raw sugar sales revenue due to five sugar shipments in 2012 as compared to four sugar shipments in 2011, $1.5 million from higher specialty sugar sales resulting from higher volume and prices, $1.5 million in higher molasses sales due to higher volume and prices, and $1.1 million in higher parts and repair revenue, partially offset by $1.8 million in lower charter revenue.
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
A&B’s operating income is generated by its subsidiaries. There are no restrictions on the ability of A&B’s wholly owned subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may enter into acquisitions or joint ventures or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” beginning on page 19.
On January 22, 2013, A&B completed the purchase of Waianae Mall, a 170,300 square-foot, 10-building retail center in Leeward Oahu, for $10.1 million in cash and the assumption of a $19.7 million loan (the “Loan”). The Promissory Note for the Loan is secured by a Mortgage, Assignment of Leases and Rents and Security Agreement, bears interest at 5.39 percent, and requires monthly payments of principal and interest totaling $0.1 million. A final balloon payment of $18.5 million is due on October 5, 2015. In connection with the loan assumption, the Company has also provided a limited guaranty for the payment of all obligations under the Loan. The guaranty is limited to 10 percent of the outstanding principal balance of the Loan upon the occurrence of an event of default, plus any costs incurred by the lender.
On September 17, 2013, A & B Properties, Inc. (“A&B Properties”), a wholly owned subsidiary of the Company, closed the purchase of Pearl Highlands Center, a 415,400 square-foot, fee simple retail center in Pearl City, Oahu (the “Property”), for $82.2 million in cash and the assumption of a $59.3 million mortgage loan (the “Pearl Loan”), pursuant to the terms of the Real Estate Purchase and Sale Agreement, dated April 9, 2013, between PHSC Holdings, LLC and A&B Properties. The Pearl Loan, which is currently held by The Northwestern Mutual Life Insurance Company (the “Lender”), is secured by a Mortgage and Security Agreement, bears interest at 5.9 percent, and requires monthly payments of principal and interest totaling $0.4 million. A final balloon payment of $56.2 million is due on September 15, 2016.
On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of A&B and a 50 percent member of Kukui'ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB"), a Delaware limited liability company, as a member, and KKV Management LLC, a Hawaii limited liability company, as the manager and a member. Village owns and operates The Shops at Kukui'ula, a commercial retail center on the South shore of Kauai. Under the Agreement, KDC assumed control of Village. Accordingly, A&B consolidated Village's assets and liabilities at fair value, which includes secured loans totaling approximately $51.2 million. The first loan, totaling $41.8 million (the "Real Estate Loan"), is secured by The Shops at Kukui'ula and 45 acres owned by Kukui'ula Development Company (Hawaii), LLC ("Kukui'ula"), in which KDC is a member. The second loan, totaling $9.4 million (the "Term Loan") is secured by a letter of credit. The Real Estate Loan and Term Loan were scheduled to mature on September 28, 2013. On September 25, 2013, Village entered into an agreement to extend the maturities of the loans to November 5, 2013, in order to finalize refinancing negotiations with the lender. In connection with the loan extensions, Village made a $5 million principal payment on the Real Estate Loan. On November 5, 2013, the Company refinanced the remaining $44.0 million of secured loans related to The Shops at Kukui'ula with new three-year term loans. The first loan, totaling $34.6 million, is secured by The Shops at Kukui'ula, 45 acres owned by Kukui'ula, in which KDC is a member, and an A&B guaranty. The loan bears interest at LIBOR plus 2.85 percent and requires principal amortization of $0.9 million per quarter. The second loan, totaling $9.4 million, is interest only, secured by a letter of credit, and bears interest at LIBOR plus 2.0 percent. The first loan contains guarantor covenants that mirror the covenants in A&B's revolving credit agreement.
On October 1, 2013, the Company consummated its previously announced acquisition of Grace, a Hawaii-based natural materials and infrastructure construction company. The total merger consideration was approximately 5.4 million shares of A&B common stock and approximately $35.25 million in cash, as adjusted based on Grace's shareholders' equity at closing. Approximately 12 percent of the purchase price was initially withheld by A&B to secure any final adjustments to the merger consideration and certain indemnification obligations of Grace shareholders pursuant to the merger agreement. These funds will be released by A&B in accordance with the terms set forth in the merger agreement. In addition, an amount of cash equal to $1 million of the merger consideration otherwise deliverable to Grace shareholders has been delivered to the shareholders' representative to cover the costs and expenses incurred by him in performing his duties as provided in the merger agreement. The cash portion of the purchase price will be funded through a combination of cash on hand and borrowings under the Company's credit facilities. At December 31, 2013, approximately $23.5 million of the cash consideration remains withheld pro rata from Grace shareholders.
On October 1, 2013, A&B's Board of Directors announced a fourth-quarter 2013 dividend of $0.04 per share, paid on December 5, 2013 to shareholders on record as of the close of business on November 7, 2013.
On December 16, 2013, Estates of Kahala LLC, a wholly owned subsidiary of the Company, entered into a non-recourse loan agreement (the "Loan Agreement") and promissory note ("Note") with First Hawaiian Bank ("Lender"). The $42.0 million loan is secured by 15 residential lots on Kahala Avenue on Oahu, three parcels in Windward Oahu, and an agricultural parcel on Maui. The Loan Agreement and Note require principal payments equal to 70 percent of the net sales proceeds from the sale of any of the secured properties. To the extent cumulative principal payments are less than $18 million after 18 months, the Company is required to make an additional principal payment, such that the remaining principal balance of the loan is less than or equal to $24 million. The loan bears interest at LIBOR plus 2.625 percent, matures on December 16, 2016, is prepayable without penalty, and provides for a one-year extension option, provided certain conditions are met. The loan also requires that the Company maintain a loan to value ratio below 65 percent for the properties secured. In connection with the Loan Agreement, A & B Properties entered into a limited guaranty agreement ("Limited Guaranty") with Lender, under which A & B Properties may be held liable for costs and damages incurred by the Lender arising from, among other events, willful acts of material waste of any portion of the collateral, damage to the collateral from intentional misconduct or gross negligence, fraud or material misrepresentation, and misapplication of insurance proceeds.
On December 18, 2013, the Company entered into a First Amendment to Credit Agreement ("Amendment") to its $260 million revolving credit facility ("Revolving Credit Facility") by and among Alexander & Baldwin, LLC ("A&B LLC"), Grace, A&B II, LLC, First Hawaiian Bank, Bank of America N.A., and other lenders party thereto. Under the Amendment, the aggregate capacity under the Revolving Credit Facility was increased to $350 million, the sub-limit for swing line loans was increased from $50 million to $80 million, and the uncommitted increase option was increased to $100 million. Additionally, the Amendment adds Grace as co-borrower, adds A&B II, LLC as guarantor, and modifies certain covenants to account for the Company's acquisition of Grace. The foregoing amendments were undertaken by the Company to consolidate debt facilities, as well as increase the Company's available borrowing capacity due to the acquisition of Grace. All other terms of the Revolving Credit Facility remain substantially unchanged.
On December 18, 2013, the Company entered into an amendment ("Pru Amendment") to its $300 million Note Purchase and Private Shelf Agreement ("Pru Shelf") by and among A&B LLC and Prudential Investment Management, Inc. ("PIM") and certain affiliates of PIM party thereto. The Pru Amendment modifies certain covenants to account for the acquisition of Grace. All other terms of the Pru Shelf remain substantially unchanged.
On December 18, 2013, the Company entered into a short-term facility ("Bridge Loan"), by and among A&B LLC, Bank of America, N.A., and other lenders party thereto, to finance a portion of the Company's $372.7 million purchase of commercial properties and 51 acres under ground leases, principally located in Kailua, Hawaii, from Kaneohe Ranch and the Harold K.L. Castle Foundation, as previously described in the Company's Form 8-K dated November 19, 2013. The Company borrowed $60 million under the Bridge Loan, which bears interest at LIBOR plus 3.00 percent. The Bridge Loan was paid off on January 6, 2014 with reverse 1031 proceeds from the disposition of Maui Mall.
Cash Flows: Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Net cash flows (used in) from operating activities, which include real estate development inventory expenditures, totaled $(38.3) million for 2013, $10.9 million for 2012, and $10.4 million for 2011. Cash flows for 2013 were lower than 2012 primarily due to higher real estate development inventory expenditures, which increased by $113.4 million, principally due to the purchase of 30 Kahala residential lots on Oahu. Excluding expenditures for the Company’s real estate development inventory, cash flows from operating activities were $64.2 million higher than 2012, due to higher real estate development sales, primarily related to the sales of a 24-acre bulk parcel adjacent to Maui Business Park II and nine residential lots on Oahu.
Net cash flows used in investing activities were $211.7 million for 2013, $50.1 million for 2012, and $26.1 million for 2011. The net cash used in investing activities in 2013 included $32.5 million for capital expenditures, including $12.3 million related to capital improvements to commercial properties, $4.9 million for Natural Materials and Construction segment-related capital expenditures, and the balance primarily related to routine replacements for agricultural operations. Capital expenditures related to 1031 commercial property acquisitions totaled $472.8 million, and was related to the acquisitions of the Kailua

Portfolio, Pearl Highlands, Waianae Mall, and Napili Plaza. Other cash flows used in investing activities included $19.4 million for the One Ala Moana condominium investment and $20.0 million principally related to investments in A&B's Kukui'ula joint venture projects. These cash flows were partially offset by $330.8 million in proceeds from 1031 commercial property dispositions and $5.1 million in cash proceeds received primarily from real estate-related investments.
Net cash flows used in investing activities in 2012 included $45.4 million for capital expenditures, and was composed of $13.7 million related to capital improvements to commercial properties, $21.8 million related to the Port Allen solar project on Kauai, and the balance primarily related to routine replacements for agricultural operations. Capital expenditures related to 1031 commercial property acquisitions totaled $9.4 million and was related to the acquisition of Gateway at Mililani Mauka. Other cash flows used in investing activities included $17.5 million, principally related to investments in A&B’s Kukui’ula joint venture projects. These cash outflows were partially offset by $18.8 million in proceeds from 1031 commercial property dispositions, $2.2 million in cash proceeds received, primarily related to property sales, and $2.9 million related to distributions from joint ventures and other investments.
Net cash flows used in investing activities for capital expenditures were as follows:

	Twelve months ended December 31,
(dollars in millions)	2013	2012	Change
Acquisition of property	$—	$2.0	(100.0)%
Real estate redevelopment/renovations	7.7	6.9	11.6%
Tenant improvements	8.0	4.8	66.7%
Quarrying and paving	4.9	—	—%
Agribusiness and other	11.9	31.7	(62.5)%
Total capital expenditures*	$32.5	$45.4	(28.4)%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in condensed consolidated statement of cash flows as operating activities.
In 2014, A&B expects that its required minimum capital expenditures will be approximately $30 million a year. A&B’s total capital budget for 2014, which is primarily related to growth capital, is currently planned for approximately $185 million and includes spending for new, but currently unidentified, investment opportunities as well as expenditures for real estate developments and currently unidentified 1031 lease portfolio acquisitions. Approximately $75 million of the total projected capital budget relate to ongoing real estate development, including the Company's Maui Business Park II project, Mililani Mauka, The Collection, Kukui’ula joint ventures, and other investments. Additionally, $25.0 million of the 2014 capital budget relate to currently unidentified real estate investment opportunities and approximately $50 million relates to commercial property acquisitions. Of the remaining projected capital expenditures, approximately $13 million relates to lease portfolio maintenance capital and the balance principally relates to maintenance capital for Grace and the Agribusiness segment. Should investment opportunities in excess of the amounts budgeted arise, A&B believes it has adequate sources of liquidity to fund these investments.
Net cash flows from financing activities totaled $252.2 million, $28.6 million, and $21.9 million in 2013, 2012, and 2011, respectively. The increase in cash flows from financing activities in 2013 was principally due to borrowings related to the Company's acquisition activities, which included the Kahala lot portfolio and a portion of the purchase price for the Kailua Portfolio expected to be funded with reverse 1031 proceeds. The increase in cash flows from financing activities in 2012 compared to 2011 was principally due to the capital contribution from Holdings in connection with the Separation, offset by lower net proceeds from debt in 2012 compared to 2011.
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
Other Sources of Liquidity:  Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade receivables, and quarry and sugar inventories that totaled approximately $104.0 million at December 31, 2013, an increase of $91.0 million from December 31, 2012. This net increase was due primarily to $35.3 million in higher quarry inventory balances due to the acquisition of Grace and $13.0 in higher sugar inventory balances. Receivables increased $40.4 million due to the acquisition of Grace.

The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $710.7 million at the end of 2013 compared with $235.5 million at the end of 2012. As of December 31, 2013, available borrowings under these facilities, which are more fully described below, totaled $246.1 million.
The Company has a replenishing three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $300 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The ability to draw additional amounts under the facility expires in June 2015. At December 31, 2013, approximately $2.5 million was available under the facility.
The Company has a revolving senior credit facility that provides for an aggregate $350 million, 5-year unsecured commitment ("A&B Senior Credit Facility"), with an uncommitted $100 million increase option. The facility expires in June 2017. The A&B Senior Credit Facility also provides for a $100 million sub-limit for the issuance of standby and commercial letters of credit and an $80 million sub-limit for swing line loans. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin based on a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) pricing grid. At December 31, 2013, $95.0 million was outstanding, $11.4 million in letters of credit had been issued against the facilities, and $243.6 million remained available for borrowing.
A&B’s ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants under current agreements require A&B to maintain certain financial covenants, such as the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio, and limitations on priority debt. At December 31, 2013, A&B was in compliance with all such covenants. While there can be no assurance that A&B will remain in compliance with its covenants, A&B expects that it will remain in compliance. Credit facilities are more fully described in Note 9 to the Consolidated Financial Statements.
Balance Sheet: The Company had a working capital deficit of $(46.8) million at December 31, 2013, compared to working capital deficit of $(6.2) million at the end of 2012. The change in working capital is principally due to a $60 million bridge loan related to the acquisition of the Kailua Portfolio that was classified as a current liability.
Property-net increased by $435.0 million, principally due to the acquisitions of the Kailua commercial properties in December 2013 for $372.7 million, Kahala lots in September and December 2013 for $128.0 million, Pearl Highlands Center in September 2013 for $141.5 million, Waianae Mall in January 2013 for $29.8 million, and the consolidation of The Shops at Kukui'ula, a retail commercial center on Kauai. These increases were partially offset by the sales of Northpoint Industrial, an industrial property in California, Centennial Plaza, an industrial property in Utah, Issaquah Office Center, an office building in Washington, Republic Distribution Center, an industrial property in Texas, Activity Distribution Center, an industrial building in California, Heritage Business Park, an industrial property in Texas, Savannah Logistics Center, an industrial warehouse in Georgia, Broadlands Marketplace, a retail property in Colorado, Meadows on the Parkway, a retail center in Colorado, and Rancho Temecula, a retail center in California. The proceeds from the foregoing sales were reinvested under Section 1031 of the Internal Revenue Code into the acquisitions of commercial properties cited above.
Total debt as of December 31, 2013 was $710.7 million. The increase in debt during 2013 was principally due to growth investments, which included the purchase of the Kahala properties for $128.0 million, the assumption of a $59.3 million mortgage related to the $141.5 million acquisition of Pearl Highlands Center, the $60.0 million borrowing under a short-term, temporary bridge loan drawn to fund a portion of the purchase price to acquire the Kailua commercial portfolio, the assumption of $51.2 million of debt related to the consolidation of The Shops at Kukui'ula, the assumption of a $19.7 million mortgage related to the acquisition of Waianae Mall, investments in One Ala Moana, Maui Business Park II, and Kukui‘ula, and commercial portfolio capital expenditures. Subsequent to year end, on January 6, 2014, the Company paid off the $60.0 million bridge loan using reverse 1031 proceeds from the sale of Maui Mall.
Tax-Deferred Real Estate Exchanges: Sales - During 2013, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code Sections 1031 and 1033 totaled approximately $378.6 million from the sales of Northpoint Industrial, Centennial Plaza, Issaquah Office Center, Republic Distribution Center, Activity Distribution Center, Heritage Business Park, Savannah Logistics Park, Broadlands Marketplace, Meadows on the Parkway, Rancho Temecula Town Center, and a 24-acre bulk parcel and 209 acres of non-core land on Maui. During 2012, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code Sections 1031 and 1033 totaled approximately $19.5 million and were generated primarily from the sales of 286 acres of agricultural-zoned land on Maui, an industrial property in California, two leased fee parcels, and several non-core land parcels on Maui.

Purchases - During 2013, the Company utilized $472.8 million from tax-deferred sales to acquire the Kailua Portfolio under a forward and reverse 1031 exchange transaction, Pearl Highlands Center under a reverse 1031 transaction, and Napili Plaza under a forward 1031 transaction. At December 31, 2013, approximately $84.5 million of 1031 proceeds remained to be generated to fund the Kailua Portfolio acquisition. On January 6, 2014, the Company sold Maui Mall, which generated approximately $63.1 million of 1031 proceeds, leaving approximately $21.4 million to be funded from prospective 1031 sales. During 2012, the Company utilized $9.4 million in proceeds from tax-deferred sales to acquire Gateway at Mililani Mauka South.
The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2013, there were $0.6 million in proceeds from tax-deferred sales that had not been reinvested.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations: At December 31, 2013, the Company had the following estimated contractual obligations (in millions):

			Payment due by period

Contractual Obligations		Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt obligations (including current portion)	(a)	$708.9	$105.2	$211.8	$165.8	$226.1
Estimated interest on debt	(b)	145.2	29.1	50.2	26.7	39.2
Purchase obligations	(c)	25.3	25.3	—	—	—
Post-retirement obligations	(d)	6.4	0.8	1.6	1.5	2.5
Non-qualified benefit obligations	(e)	5.9	0.1	4.2	1.1	0.5
Operating lease obligations	(f)	27.9	4.7	5.7	5.2	12.3
Total		$919.6	$165.2	$273.5	$200.3	$280.6

(a)
Long-term debt obligations (including current portion, but excluding debt premium or discount) include principal repayments of short-term and long-term debt for the respective period(s) described (see Note 9 to the Consolidated Financial Statements for principal repayments for each of the next five years). Short-term debt includes amounts borrowed under revolving credit facilities and have been reflected as payments due in 2014.

(b)
Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect on December 31, 2013 for variable rate debt. Because the Company’s variable rate date may be rolled over, actual interest may be greater or less than the amounts indicated. Estimated interest on debt also includes swap payments on the Company's interest rate swaps.

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

(d)
Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $2.5 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2019 through 2023. Post-retirement obligations are described further in Note 12 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to reliably estimate the timing and amount of contributions.

(e)
Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s three non-qualified plans. The $0.5 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2019 through 2023. Additional information about the Company’s non-qualified plans is included in Note 12 to the Consolidated Financial Statements.

(f)
Operating lease obligations include principally land, office space and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to A&B. These amounts are further described in Note 10 to the Consolidated Financial Statements.

A&B has not provided a detailed estimate of the timing and amount of payments related to uncertain tax position liabilities due to the uncertainty of when the related tax settlements are due. Additionally, upon Separation, the Company’s unrecognized tax benefits were reflected on Matson Inc.’s (“Matson”) financial statements because Matson is considered the successor parent to the affiliated tax group. In connection with the Separation, the Company entered into a tax indemnification agreement with Matson and established a liability of $1 million representing the fair value of the indemnity to Matson in the event the Company’s pre-separation unrecognized tax benefits are not realized. The remaining liability as of December 31, 2013 was $0.3 million.
Other Commitments and Contingencies: A description of other commitments, contingencies, and off-balance sheet arrangements, and incorporated herein by reference, is described in Note 15 to the Consolidated Financial Statements of Item 8 in this Form 10-K.
OUTLOOK
All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 19 to 32 of this Form 10-K and other filings with the SEC.
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

The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 2.8 percent in 2014, and is expected to continue to grow at a moderate pace for the next several years. The primary driver of growth is tourism, which set an all-time record for visitor expenditures and arrivals for a second consecutive year in 2013. With sustained record performance, Hawaii’s tourism industry is nearing capacity and, as a result, growth is expected to be muted going forward.

The state continues to see positive trends in other economic indicators. Unemployment at the end of 2013 was 4.5 percent, down from 5.1 percent at the end of 2012, and well below the national unemployment rate of 6.7 percent. Bankruptcy filings in 2013 were down by 18 percent compared to 2012. In 2013, the median resale price for a home on Oahu was $650,000, up 4.8 percent compared to 2012, and the median resale price of an Oahu condominium was up 4.6 percent at $332,000. For the month of December, the median resale price for a home on Oahu returned to record high levels set in June 2007, reaching $685,000, a 14.2 percent increase over December 2012. For December 2013, months of available inventory-2.7 months for Oahu homes and 2.9 months for Oahu condos-remained low in both absolute terms and relative to the 2012 full-year average of 3.6 months for homes and 4.1 months for condos. Residential re-sales on the neighbor islands are continuing to improve.

Oahu retail and industrial vacancies declined in 2013 to 4.2 percent and 2.7 percent, respectively, at year-end, and rents increased. Office vacancies declined in 2013, and rents have remained relatively stable. Current Oahu market vacancies and rents are as follows:

Property Type	2013 Vacancy Rate	Average Asking Rent Per Square Foot Per Month (NNN) at December 31, 2013
Retail	4.2%	$3.35
Industrial	2.7%	$0.99
Office	12.2%	$1.55
For the year, the value of state-wide construction permits was up by 3 percent over 2012, led by a 22 percent increase in residential construction permits, (attributable primarily to permits for Oahu condominium development). Hawaii construction revenue is projected to increase to $8.5 billion in 2014 and to $10.5 billion in 2015. UHERO projects annual growth in construction jobs of 9.8 percent and 11.3 percent for 2014 and 2015, respectively. Honolulu’s mayor has proposed spending between $120 and $150 million a year on the repaving and maintenance of Oahu roadways over the next 5 years and

$120 million was approved in the 2014 fiscal year budget, a 20 percent increase over the amount included in the 2013 fiscal year budget.
On October 1, the Company completed its acquisition of Grace Pacific. Due to the impact of inclement weather and major holidays on available paving days, Grace will typically exhibit seasonal highs and lows in its operating results, with the first and fourth quarters of each calendar year having lower results as compared to the second and third quarters.

Agribusiness operating profit is dependent upon a variety of factors, including prices in effect at the time sugar is priced; total sugar production, which is affected by the availability of water and weather among other factors; the volume, price and timing of molasses sales; and the volume and prices at which the Company sells power to the local electric utilities, and variability in the sources of other income.

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

Although a combination of improved production and sugar prices allowed the Company to achieve solid earnings in Agribusiness from 2010 to 2013, sugar prices have receded significantly. With myriad financial variables affecting Agribusiness profitability, future earnings are difficult to predict. However, at current prices and projected 2014 production levels, the Company is currently projecting an Agribusiness operating loss of between $6 million and $9 million. The Company has forward priced approximately 21 percent of the 2014 crop (first two shipments of sugar), and has until July 2014 to price the next shipment of sugar. Estimates could, therefore, change. The Company continues to seek ways to address the inherent volatility of Agribusiness earnings.
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
A&B’s fixed rate debt, excluding debt premium or discount, consists of $429.3 million in principal term notes. A&B’s variable rate debt consists of $112.1 million under its revolving credit facilities and $167.5 million under term loans. Other than in default, A&B does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on A&B’s financial condition or results of operations unless A&B was required to refinance such debt. For A&B’s variable rate debt, a one percent increase in interest rates would have a $2.8 million impact on A&B's results of operations for 2013, assuming the December 31, 2013 balance of the variable rate debt was outstanding throughout 2013.
The following table summarizes A&B’s debt obligations at December 31, 2013, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2013 (dollars in millions)
								Fair Value at
								December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	2013
Liabilities
Fixed rate	$23.3	$40.2	$86.2	$37.3	$30.2	$212.1	$429.3	$452.3
Average interest rate	5.63%	5.65%	5.53%	5.25%	5.20%	5.09%	5.36%
Variable rate	$81.9	$4.9	$80.6	$96.6	$1.7	$13.9	$279.6	$270.9
Average interest rate*	2.44%	2.60%	2.59%	2.23%	0.74%	1.27%	2.44%

*
Estimated interest rates on variable debt are determined based on the rate in effect on December 31, 2013. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2013, the Company had a negligible amount invested in money market funds. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.
A&B has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 3, 2014

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	Year Ended December 31,
	2013	2012	2011
Operating Revenue:
Real estate leasing	$78.8	$64.2	$63.3
Real estate sales	85.4	15.0	14.3
Construction and natural materials	54.9	—	—
Agribusiness	146.1	182.3	157.5
Total operating revenue	365.2	261.5	235.1
Operating Costs and Expenses:
Cost of real estate leasing	48.4	38.4	38.9
Cost of real estate sales	46.7	5.2	8.7
Cost of construction contracts and natural materials	47.6	—	—
Cost of agribusiness goods and services	136.8	161.0	135.0
Selling, general and administrative	41.2	37.7	32.7
Gain on sale of agricultural parcel	—	(7.3)	—
Gain on charitable donation of appreciated land	—	(9.4)	—
Impairment of real estate assets (Santa Barbara)	—	5.1	—
Separation/acquisition costs	4.6	6.8	—
Total operating costs and expenses	325.3	237.5	215.3
Operating Income	39.9	24.0	19.8
Other Income and (Expense):
Income (loss) related to joint ventures	4.3	(4.4)	(1.8)
Gain on insurance proceeds	2.4	—	—
Impairment and equity losses related to joint ventures	(6.6)	(4.7)	—
Interest income and other	2.7	0.1	0.3
Interest expense	(19.1)	(14.9)	(17.1)
Income From Continuing Operations Before Income Taxes	23.6	0.1	1.2
Income tax expense (benefit)	8.5	(7.6)	1.0
Income From Continuing Operations	15.1	7.7	0.2
Income from discontinued operations, net of income taxes (Note 5)	22.3	12.8	23.3
Net Income	37.4	20.5	23.5
Income attributable to noncontrolling interest	(0.5)	—	—
Net Income Attributable to A&B	$36.9	$20.5	$23.5

Basic Earnings per Share of Common Stock:
Continuing operations attributable to A&B shareholders	$0.33	$0.18	$—
Discontinued operations attributable to A&B shareholders	0.50	0.30	0.55
Net income attributable to A&B shareholders	$0.83	$0.48	$0.55
Diluted Earnings per Share of Common Stock:
Continuing operations attributable to A&B shareholders	$0.32	$0.18	$—
Discontinued operations attributable to A&B shareholders	0.50	0.30	0.55
Net income attributable to A&B shareholders	$0.82	$0.48	$0.55

Weighted Average Number of Shares Outstanding:
Basic	44.4	42.6	42.4
Diluted	45.1	42.9	42.4

Amounts Attributable to A&B Shareholders:
Income from continuing operations, net of tax	$14.6	$7.7	$0.2
Discontinued operations, net of tax	22.3	12.8	23.3
Net income	$36.9	$20.5	$23.5

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net Income	$37.4	$20.5	$23.5
Other Comprehensive Income (loss), Net of Tax:
Defined benefit pension plans:
Net gain (loss) / prior service credit (cost)	22.4	(6.0)	(19.4)
Amortization of net loss included in net periodic pension cost	7.7	8.0	5.2
Amortization of prior service credit (cost) included in net periodic pension cost	(1.3)	(1.3)	0.6
Income taxes related to other comprehensive income	(11.7)	(0.3)	5.2
Other Comprehensive Income (loss)	17.1	0.4	(8.4)
Comprehensive Income	54.5	20.9	15.1
Comprehensive income attributable to noncontrolling interest	(0.5)	—	—
Comprehensive income attributable to A&B	$54.0	$20.9	$15.1

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share amount)

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$3.3	$1.1
Accounts receivable, less allowances of $1.3 for 2013 and $1.6 for 2012	36.5	8.2
Contracts retention	9.3	—
Costs and estimated earnings in excess of billings on uncompleted contracts	10.5	—
Inventories	68.1	23.5
Real estate held for sale	15.9	11.5
Deferred income taxes	7.8	7.8
Income tax receivable	3.0	4.4
Prepaid expenses and other assets	17.0	6.9
Total current assets	171.4	63.4
Investments in Affiliates	341.4	319.9
Real Estate Developments	249.1	144.0
Property – net	1,273.7	838.7
Intangible assets - net	74.1	8.3
Goodwill	99.6	—
Other Assets	75.9	63.0
Total Assets	$2,285.2	$1,437.3
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$105.2	$15.5
Accounts payable	32.6	26.2
Billings in excess of costs and estimated earnings on uncompleted contracts	4.4	—
Accrued interest	5.9	5.2
Deferred revenue	17.8	—
Indemnity holdback related to Grace acquisition	18.8	—
Accrued and other liabilities	33.5	22.7
Total current liabilities	218.2	69.6
Long-term Liabilities
Long-term debt	605.5	220.0
Deferred income taxes	188.7	152.9
Accrued pension and post-retirement benefits	37.3	58.9
Other non-current liabilities	60.7	21.5
Total long-term liabilities	892.2	453.3
Commitments and Contingencies (Note 15)
Equity
Common stock – no par value; authorized, 150 million shares; outstanding, 48.6 million and 42.9 million shares at December 31, 2013 and 2012, respectively	1,142.3	939.8
Accumulated other comprehensive loss	(30.1)	(47.2)
Retained earnings	53.7	21.8
Total A&B shareholders' equity	1,165.9	914.4
Noncontrolling interest	8.9	—
Total equity	1,174.8	914.4
Total liabilities and equity	$2,285.2	$1,437.3

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$37.4	$20.5	$23.5
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	41.7	35.1	34.8
Deferred income taxes	(1.6)	(6.3)	(0.9)
Gains on asset transactions, net of impairment losses	(52.8)	(14.8)	(33.2)
Share-based expense	4.2	5.4	4.8
Equity in (income) loss of affiliates, net of distributions	(2.9)	8.4	8.4
Changes in operating assets and liabilities:
Trade, contracts retention, and other receivables	3.3	0.1	3.7
Costs and estimated earnings in excess of billings on uncompleted contracts - net	(1.9)	—	—
Inventories	(2.7)	12.8	(6.2)
Prepaid expenses and other assets	(0.4)	(10.0)	(4.3)
Accrued pension and post-retirement benefits	5.2	4.2	6.4
Accounts payable, contracts retention, and accrued liabilities	(6.5)	(1.5)	(2.6)
Accrued and other liabilities	7.6	(14.2)	(16.6)
Real estate inventory sales (real estate developments held for sale)	81.7	8.4	6.4
Expenditures for real estate inventory (real estate developments held for sale)	(150.6)	(37.2)	(13.8)
Net cash provided by (used in) operations	(38.3)	10.9	10.4
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(32.5)	(45.4)	(20.2)
Capital expenditures related to 1031 commercial property transactions	(472.8)	(9.4)	(39.1)
Proceeds from investment tax credits and grants related to renewable energy projects	2.4	7.5	—
Proceeds from disposal of property and other assets	1.2	2.2	8.4
Proceeds from disposals related to 1031 commercial property transactions	330.8	18.8	44.7
Payments for purchases of investments in affiliates and preferred investment	(43.4)	(17.5)	(28.0)
Proceeds from investments in affiliates	5.1	2.9	7.9
Change in restricted cash associated with 1031 transactions	3.2	(9.2)	0.2
Acquisition of business, net of cash	(5.7)	—	—
Net cash used in investing activities	(211.7)	(50.1)	(26.1)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	585.0	134.0	147.0
Payments of long-term debt and deferred financing costs	(380.3)	(257.2)	(145.9)
Proceeds from (payments on) line-of-credit agreement, net	51.6	(6.0)	1.1
Distributions to Alexander & Baldwin Holdings, Inc.(a)	—	(26.7)	(53.1)
Contributions from Alexander & Baldwin Holdings, Inc.(a)	—	172.7	72.8
Distribution to non controlling interests	(1.1)	—	—
Dividends paid	(2.0)	—	—
Proceeds from issuance (repurchase) of capital stock and other, net	(1.0)	11.8	—
Net cash provided by financing activities	252.2	28.6	21.9
Cash and Cash Equivalents:
Net increase (decrease) for the year	2.2	(10.6)	6.2
Balance, beginning of year	1.1	11.7	5.5
Balance, end of year	$3.3	$1.1	$11.7
Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(19.1)	$(14.9)	$(16.9)
Income taxes paid	$(12.0)	$(2.0)	$(26.0)
Non-cash Activities:
Acquisition of Grace (issuance of equity and indemnity holdback)	$219.8	$—	$—
Mortgage debt assumed at fair value in real estate acquisitions	$142.2	$—	$—
Property (net) acquired in connection with the consolidation of The Shops at Kukui'ula	$39.0	$—	$—
Capital expenditures included in accounts payable and accrued expenses	$6.6	$12.2	$6.8
Contribution of land and development assets to Waihonua joint venture	$—	$24.2	$—
Conversion of net investment of A&B Holdings into common stock	$—	$926.3	$—

(a)	Refer to Note 4, “Related Party Transactions.”

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three years ended December 31, 2013
(In millions, except per-share amounts)

				Accumulated
	Common			Other
	Stock		Net	Compre-		Non-
		Stated	Invest-	hensive	Retained	Controlling
	Shares	Value	ment	Loss	Earnings	interest	Total
Balance, January 1, 2011	—	$—	$727.8	$(39.2)	$—	$—	$688.6
Net income			23.5				23.5
Other comprehensive income, net of tax				(8.4)			(8.4)
Contribution from Alexander & Baldwin Holdings, Inc.-net			22.1				22.1
Conversion of net investment of Alexander & Baldwin Holdings, Inc. into common stock							—
Balance, December 31, 2011	—	—	773.4	(47.6)	—	—	725.8
Net income		—	(1.6)	—	22.1		20.5
Other comprehensive income, net of tax				0.4			0.4
Contribution from Alexander & Baldwin Holdings, Inc.-net			154.5				154.5
Conversion of net investment of Alexander & Baldwin Holdings, Inc. into common stock	42.4	926.3	(926.3)				—
Share-based compensation		2.1					2.1
Shares issued, net	0.5	10.2			(0.3)		9.9
Excess tax benefit from share-based awards		1.2					1.2
Balance, December 31, 2012	42.9	939.8	—	(47.2)	21.8	—	914.4
Net income					36.9	0.5	37.4
Other comprehensive income, net of tax				17.1			17.1
Dividends paid on common stock					(2.0)		(2.0)
Distributions to noncontrolling interest						(0.7)	(0.7)
Share-based compensation		4.2					4.2
Grace acquisition	5.4	196.3				9.1	205.4
Shares issued or repurchased, net	0.3	0.4			(3.0)		(2.6)
Excess tax benefit from share-based awards		1.6					1.6
Balance, December 31, 2013	48.6	$1,142.3	$—	$(30.1)	$53.7	$8.9	$1,174.8

See notes to consolidated financial statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements

1.	BACKGROUND AND BASIS OF PRESENTATION
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
A&B is headquartered in Honolulu and, with the acquisition of Grace Pacific ("Grace") on October 1, 2013, operates four segments in three industries—Real Estate, Natural Materials and Construction and Agribusiness.
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
Natural Materials and Construction: On October 1, 2013, the Company consummated its acquisition of Grace, a Hawaii-based natural materials and infrastructure construction company. Natural Materials and Construction, which contains one segment and includes the results of Grace from the date of acquisition, mines, processes, and sells basalt aggregate; imports sand and aggregates for sale and use; imports and markets liquid asphalt; manufactures and markets asphaltic concrete; performs asphalt paving as prime contractor and subcontractor; manufactures and supplies precast/prestressed concrete products; and provides various construction- and traffic-control- related products and services.
Reclassifications: Certain amounts reflected in the consolidated balance sheets as of December 31, 2012 have been reclassified to conform to the presentation as of December 31, 2013. Intangible assets of $8.3 million, as of December 31, 2012, was reclassified from Other assets to Intangible assets to conform to the presentation used in 2013. Additionally, the Company reclassified certain prior year amounts in the Consolidated Statements of Cash Flows, as discussed below, to improve the transparency of its cash flows. Net cash provided by (used in) operations, net cash used in investing activities and net cash provided by financing activities did not change as a result of the reclassifications.

The Company's presentation of 1031 activities in the consolidated statements of cash flows was previously treated as a non-cash investing activity, but are now reflected as additional items within cash flows from investing activities.
Rounding: Amounts in the consolidated financial statement and Notes are rounded to the nearest tenth of a million, but per-share calculations were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

2.	SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all wholly owned and controlled subsidiaries, after elimination of intercompany amounts. Investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity. In determining whether the Company is the primary beneficiary of a variable interest entity in which it has an interest, the Company is required to make significant judgments with respect to various factors including, but not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, the rights and ability of other investors to participate in decisions affecting the economic performance of the entity, and kick-out rights, among others. Activities that significantly affect the economic performance of the entities in which the Company has an interest include, but are not limited to, establishing and modifying detailed business, development, marketing and sales plans, approving and modifying the project budget, approving design changes and associated overruns, if any, and approving project financing, among others. The Company has not consolidated any variable interest entity in which the Company does not also have voting control because it has determined that it is not the primary beneficiary since decisions to direct the activities that most significantly impact the entity’s performance are shared by the joint venture partners.
The consolidated financial statements include the results of GP/RM, a supplier in the precast concrete industry, and GLP Asphalt, LLC, an importer and distributor of liquid asphalt, which are owned 51% and 70%, respectively. These entities are consolidated because the Company holds a controlling financial interest through its majority ownership of the voting interests of the entities. The remaining interest in these entities is reported as noncontrolling interest in the consolidated financial statements. Profits, losses, and cash distributions are allocated in accordance with the respective operating agreement.
Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: (i) asset impairments, including intangible assets and goodwill, (ii) legal and environmental contingencies, (iii) revenue recognition for long-term real estate developments and construction contracts, (iv) pension and postretirement estimates and (v) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.
Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $2.2 million at December 31, 2012 and are reflected as current liabilities in the consolidated balance sheets. There were no outstanding checks in excess of funds on deposit as of December 31, 2013.
Fair Value of Financial Instruments: The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s debt at December 31, 2013 was $710.7 million and $723.2 million, respectively, and $235.5 million and $249.0 million at December 31, 2012, respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).
Allowance for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition the Company’s customers and their payment history, which are regularly monitored by the Company. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to “Accounts receivable,” for the three years ended December 31, 2013 were as follows (in millions):

	Balance at Beginning of year	Provision for bad debt	Write-offs and Other	Balance at End of Year
2013	$1.6	$0.1	$(0.4)	$1.3
2012	$1.7	$0.2	$(0.3)	$1.6
2011	$1.4	$0.9	$(0.6)	$1.7
Operating Cycle: The Company uses the duration of the construction contracts that range from one year to three years as its operating cycle for purposes of classifying assets and liabilities related to contracts. Accounts receivable and contracts retention collectible after one year related to the Natural Materials and Construction segment are included in current assets in the consolidated balance sheets and amounted to $5.7 million as of December 31, 2013. Accounts and contracts payable related to the Natural Materials and Construction segment payable after one year are included in current liabilities in the consolidated balance sheets and amounted to $0.6 million as of December 31, 2013.
Inventories: Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Natural Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.
Inventories at December 31, 2013 and 2012 were as follows (in millions):

	2013	2012
Sugar inventories	$16.8	$3.9
Asphalt	17.9	—
Processed rock, portland cement, and sand	12.9	—
Work in progress	2.7	—
Retail merchandise	1.8	—
Parts, materials and supplies inventories	16.0	19.6
Total	$68.1	$23.5
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
Depreciation: Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the units-of-production method for quarry production-related assets. Estimated useful lives of property are as follows:

Classification	Range of Life (in years)
Buildings	10 to 40
Water, power and sewer systems	5 to 50
Rock crushing and asphalt plants	25 to 35
Machinery and equipment	2 to 35
Other property improvements	3 to 35
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
Capitalized Interest: Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in real estate joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in real estate joint ventures is recorded until the underlying investee commences its principal operations, which is typically when the investee has other-than-ancillary revenue generation. Total interest cost incurred was $20.8 million, $16.8 million, and $17.6 million in 2013, 2012, and 2011, respectively. Capitalized interest in 2013 and 2012 was $1.8 million and $2.0 million, respectively, and was principally related to the Company's investment in Waihonua and the Company’s Maui Business Park II project. Capitalized interest in 2011 was not material.
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
During the second quarter of 2012, as a result of a change in its development strategy as part of the Separation, A&B recorded a $5.1 million non-cash impairment related to its Santa Barbara (CA) landholdings. The impairment loss recorded to reduce the carrying amount to the estimated fair value reflects the change to the Company’s development strategy, following Separation, to focus on development projects in Hawaii, and therefore, its related decision not to proceed with the development of Santa Barbara landholdings in the near term. The impairment of the Santa Barbara landholdings are classified within Operating costs and expenses in the consolidated statements of income. No material impairment charges were recorded in 2013 or 2011.
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
In September 2013, the Company entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB"). Under the Agreement, the Company assumed financial and operational control of Kukui'ula Village LLC ("Village") and consolidated the assets and liabilities of Village at fair value, resulting in a $6.3 million write down of its investment in the joint venture. During the second quarter of 2012, as a result of a change in its development strategy as part of the Separation, A&B recorded an impairment loss and equity losses totaling $4.7 million related to its joint venture investment in Bakersfield (CA) for a commercial development. The recognition of the impairment loss reduced the carrying amount of the investment to its estimated fair value and reflected the change in the

Company’s development strategy to focus on development projects in Hawaii, and therefore, its related decision not to proceed with the development of California real estate assets in the near term. In 2011, A&B recorded a $6.4 million reduction in the carrying value of its investment in Waiawa, a residential joint venture on Oahu, due to the joint venture’s termination of its development plans. The impairment loss and equity losses of the Company’s investments are classified as Impairment and equity losses related to joint ventures in the consolidated statements of income.
Weakness in particular real estate markets, difficulty in obtaining or renewing project-level financing or development approvals, and changes in the Company’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future.
Intangible Assets: Intangibles are recorded on the consolidated balance sheets as other non-current assets and are related to the acquisition of commercial properties and the acquisition of Grace on October 1, 2013. Intangible assets include permitted rights to operate a quarry (remaining life of 19.0 years), values assigned to lease contracts in-place (remaining lives ranging from 1.0 - 48.0 years), property leases with favorable terms where the estimated market rents exceeds the Company's contractual lease rent payments (remaining lives of 1.0 - 25.0 years), and contract backlog (remaining life of 2.5 years).
Intangible assets for the years ended December 31 included the following (in millions):

	2013		2012
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Amortized intangible assets:
In-place leases	$59.6	$(18.6)	$18.7	$(11.8)
Permitted quarry rights	18.0	(0.1)	—	—
Other	22.3	(7.1)	6.1	(4.7)
Total assets	$99.9	$(25.8)	$24.8	$(16.5)
Aggregate intangible asset amortization was $9.3 million, $3.3 million, and $4.4 million for 2013, 2012, and 2011, respectively. Estimated amortization expenses related to intangibles over the next five years are as follows (in millions):

Estimated Amortization
2014	$11.5
2015	$8.1
2016	$6.6
2017	$5.4
2018	$4.8
Goodwill: The Company recorded $90.3 million of goodwill in connection with the acquisition of Grace on October 1, 2013. Additionally, the Company recorded $9.3 million of goodwill in the Real Estate Leasing reporting unit in connection with the consolidation of The Shops at Kukui'ula. The Grace and The Shops at Kukui'ula goodwill is not expected to be deductible for tax purposes and the assignment of goodwill from the Grace acquisition to reporting units has not yet been completed. The Company reviews goodwill for potential impairment on an annual basis and whenever changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows (in millions):

Goodwill
Balance, January 1, 2012	$—
Additions	—
Balance, December 31, 2012	—
Goodwill acquired during the year	99.6
Balance, December 31, 2013	$99.6

Revenue Recognition: The Company has a wide variety of revenue sources, including, property sales, commercial property rentals, natural material sales, construction contracting, and the sales of raw sugar and molasses. Before recognizing revenue, the Company assesses the underlying terms of the transaction to ensure that recognition meets the requirements of relevant accounting standards. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.
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
Construction Contracts and Related Products Revenue Recognition: Grace generates revenue primarily from natural material sales and paving contracts. The recognition of revenue is based on the underlying terms of the transaction.
Natural Materials - Revenues from natural material sales, which include basalt aggregate, liquid asphalt, and imported sand and aggregates, are recognized when title to the product and risk of loss passes to third parties (generally this occurs when the product is picked up by customers or their agents) and when collection is reasonably assured.
Construction - A majority of paving contracts are performed for Hawaii state, federal, and county governments. Earnings on paving contracts are generally recognized using the percentage-of-completion method with progress toward completion measured on the basis of units (tons, cubic yards, square yards or square feet) of work completed as of a specific date to an estimate of the total units of work to be delivered under each contract. Grace uses this method as its management considers units of work completed to be the best available measure of progress on contracts. Contracts in progress are reviewed regularly, and sales and earnings may be adjusted based on revisions to assumption and estimates, including, but not limited to, revisions to job performance, job conditions, changes to the scope of work, estimated contract costs, progress toward completion, changes in internal and external factors or conditions and final contract settlement. Contract costs include all direct material, labor, equipment utilization, hired truckers, traffic control, bonds and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, field office rentals, utilities, certain repair costs and other expenses attributable to the contracts. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become evident.
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
Employee Benefit Plans: The Company provides a wide range of benefits to existing employees and retired employees, including single-employer defined benefit plans, postretirement, defined contribution plans, post-employment and health care benefits. The Company records amounts relating to these plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current economic conditions and trends. The Company believes that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 12, “Employee Benefit Plans,” are reasonable based on its experience and on advice from its independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations.
Share-Based Compensation: The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 14.
Earnings Per Share (“EPS”): The following table provides a reconciliation of income from continuing operations to income from continuing operations attributable to A&B (in millions):

	2013	2012	2011
Income from continuing operations	$15.1	$7.7	$0.2
Noncontrolling interest	(0.5)	—	—
Income from continuing operations attributable to A&B	$14.6	$7.7	$0.2
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
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	2013	2012	2011
Denominator for basic EPS - weighted average shares outstanding	44.4	42.6	42.4
Effect of dilutive securities:
Outstanding stock options and restricted stock units	0.7	0.3	—
Denominator for diluted EPS - weighted average shares outstanding	45.1	42.9	42.4
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
During the years ended December 31, 2013 and 2012, there were no anti-dilutive securities outstanding. During the year ended December 31, 2011, there were no non-qualified stock options outstanding.
On January 27, 2014, the Company granted to employees, 53,118 shares of time-based restricted stock units, and 53,118 shares of performance share units. The time-based restricted stock units vests ratably over three years and the performance share units cliff vests over two years, provided that the minimum level of the two-year performance objective is achieved.
Income Taxes: The Company was included in the consolidated tax return of Matson, Inc. (formerly Alexander & Baldwin Holdings, Inc.) for results occurring prior to June 30, 2012. Subsequent to June 30, 2012, the Company reported as a separate taxpayer. The current and deferred income tax expense recorded prior to June 30, 2012 in the consolidated financial statements has been determined by applying the provisions of ASC 740 as if the Company were a separate taxpayer.

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the consolidated statements of income or balance sheets. The Company records a liability for uncertain tax positions not deemed to meet the more-likely-than-not threshold. The Company did not have material uncertain tax positions as of December 31, 2013 and 2012.
The Company has not recorded a valuation allowance for its deferred tax assets. A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.
Comprehensive Income: Comprehensive income includes all changes in equity, except those resulting from transactions with shareholders. Accumulated other comprehensive loss principally includes amortization of deferred pension and postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Unrealized components of benefit plans:
Pension plans	$(29.3)	$(48.6)	$(48.7)
Post-retirement plans	(1.1)	1.4	1.4
Non-qualified benefit plans	0.3	—	(0.3)
Accumulated other comprehensive loss	$(30.1)	$(47.2)	$(47.6)
Environmental Costs: Environmental exposures are recorded as a liability and charged to operations when an environmental liability has been incurred and can be reasonably estimated. If the aggregate amount of the liability and the amount and timing of cash payments for the liability are fixed or reliably determinable, the environmental liability is discounted. An environmental liability has been incurred when both of the following conditions have been met: (i) litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and (ii) based on available information, it is probable that the outcome of such litigation, claim, or assessment will be unfavorable. If a range of probable loss is determined, the Company will record the obligation at the low end of the range unless another amount in the range better reflects the expected loss. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as “held-for-sale.” The amounts of capitalized environmental costs were not material at December 31, 2013 or 2012.
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
Impact of Recently Issued Accounting Standards: In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 are to be applied prospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2012. The Company adopted the standard effective January 1, 2013. The adoption of ASU 2013-02 changed the presentation of the Company’s financial statements and related footnotes, but did not affect the calculation of net income, comprehensive income or earnings per share.

3.	ACQUISITIONS

Grace Acquisition

On October 1, 2013, the Company consummated its acquisition of 100% of the shares of Grace, a Hawaii-based natural materials and infrastructure construction company. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), by and among A&B, A&B II, LLC ("Merger Sub"), a Hawaii limited liability company and a wholly owned subsidiary of A&B, Grace Pacific Corporation, a Hawaii corporation (now Grace Pacific LLC, a Hawaii limited liability company and a wholly owned subsidiary of Grace Holdings), Grace Holdings and David C. Hulihee, in his capacity as the shareholders' representative, dated June 6, 2013, Grace Holdings merged with and into Merger Sub with Merger Sub remaining as the surviving company and a wholly owned subsidiary of A&B (the "Merger"). The assets and liabilities of Grace are included in the Consolidated Balance Sheets as of December 31, 2013, and the results of Grace’s operations subsequent to the acquisition date are included in the Consolidated Statements of Income.

The Company views the acquisition of Grace as an attractive long-term investment, with favorable return metrics and diversification benefits that will augment A&B's ability to further pursue its core real estate strategies over time. Grace will extend and enhance A&B's community building capabilities to encompass infrastructure work, for which a steady and growing need exists in Hawaii. Grace will also allow A&B to further benefit from Hawaii's improving economy and real estate markets and also materially strengthens and diversifies A&B's financial profile and flexibility.

The total merger consideration paid to Grace equity holders was approximately $231.6 million, consisting of 5.4 million shares of A&B common stock, valued at $196.3 million, based on the fair value of the Company’s stock price on October 1, 2013, and approximately $35.25 million in cash. Additionally, approximately $67.6 million of net debt was assumed by A&B in the Merger. Pursuant to the Merger Agreement, the aggregate number of shares of A&B common stock issued in the Merger was determined by dividing $199.75 million, which was 85% of the total merger consideration prior to any post-closing adjustments, by $36.7859, which was the volume weighted average of the trading prices of A&B common stock on the New York Stock Exchange for the 20 consecutive trading days ending on the third trading day prior to the closing of the Merger. Of the $35.25 million cash portion of the acquisition price, as of December 31, 2013, approximately $23.5 million (the "Holdback Amount") remains withheld pro rata from Grace shareholders and retained by A&B to secure any final adjustments to the merger consideration and certain indemnification obligations of Grace shareholders pursuant to the Merger Agreement. These funds will be released by A&B in accordance with the terms set forth in the Merger Agreement. In addition, an amount of cash equal to $1 million of the merger consideration otherwise deliverable to Grace shareholders has been delivered to the shareholders' representative to cover the costs and expenses incurred by him in performing his duties as provided in the Merger Agreement. Any amounts not used, or retained for future use, by the shareholders' representative will be paid to Grace shareholders upon the release of any and all remaining portions of the Holdback Amount.

The preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Cash consideration	$35.3
Common stock issued as consideration	196.3
Noncontrolling interest	9.1
Fair value of consideration transferred	240.7

Fair value of assets acquired and liabilities assumed
Assets acquired:
Cash and cash equivalents	5.7
Accounts receivable	37.1
Contracts retention	9.6
Costs and estimated earnings in excess of billings on uncompleted contracts	11.7
Inventories	42.0
Property, plant and equipment	148.6
Mineral rights	18.0
Intangible assets	5.8
All other, net	10.4
Total assets acquired	288.9

Liabilities assumed:
Accounts payable and accrued liabilities	26.3
Billings in excess of cost and estimated earnings on uncompleted contracts	7.5
Deferred tax liability, long-term	27.1
Long-term debt, including current portion	72.7
All other, net	4.9
Total liabilities assumed	138.5

Excess of purchase price over net assets acquired	$90.3

As of December 31, 2013, the purchase price allocation related to the acquisition is preliminary and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of assets and liabilities, which may result in a change from the initial estimate. Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition primarily reflects the value of the know-how, operating processes and employee base of Grace, and other intangible assets that do not qualify for separate recognition.

Through December 31, 2013, the Company incurred $4.6 million of acquisition costs and other related fees, which were recorded in selling, general and administrative costs.

Since October 1, 2013 through December 31, 2013, Grace has contributed operating revenues of $54.9 million and net earnings of $1.7 million (including earnings attributed to noncontrolling interest of 0.5 million), which included deductions of $0.1 million and $1.7 million for operating revenue and net earnings, respectively, related to purchase price allocation adjustments. The unaudited pro forma combined historical results (using audited Grace results for its fiscal years ended September 30, 2013 and 2012), as if Grace had been acquired at the beginning of 2012 are as follows (in millions):

	Year Ended December 31,
	2013	2012
Operating revenue	$539.1	$454.1
Income from continuing operations, after tax	$31.7	$14.8

The 2013 pro forma results excludes $6.9 million of pre-tax transaction-related costs incurred by A&B and Grace and includes amortization of the definite lived intangible assets and depreciation based on estimated fair value and useful lives. The pro forma results are for informational purposes only are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2012, nor are the pro forma results necessarily indicative of future consolidated results.

Kailua Portfolio Acquisition

On December 20, 2013, the Company consummated its previously announced purchase of a portfolio of commercial and other properties in Hawaii for $360.7 million, plus assumed debt of $12.0 million, from Castle Family LLC, Castle 1974 LLC, Castle Residuary LLC, Castle Kaopa LLC, and Harold K. L. Castle Foundation (collectively “KR”). The portfolio encompasses 43 grocery- and drug store-anchored shopping centers, light industrial properties and 51 acres ground leased to third-parties and improved with 760,000 square feet of retail and other commercial space, primarily located in the Windward Oahu town of Kailua. The portfolio also includes approximately 585 acres of mostly preservation-zoned land on Oahu. The purchase of the portfolio was funded with approximately $270 million of 1031 and 1033 proceeds from the sales of commercial properties and other non-income generating assets, a $60 million bridge loan, the assumption of $12.0 million in mortgage debt principal, and borrowings under the Company's line of credit for the balance. The portion of the purchase price not initially funded with 1031 and 1033 proceeds is ultimately expected to be funded with tax-deferred proceeds; however, to the extent 1031 and 1033 proceeds are insufficient to pay for the entire purchase price, the difference will be paid in cash. The acquisition of the portfolio is expected to improve the long-term growth prospects of the Company’s commercial portfolio.

The preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Property, plant and equipment	$367.7
Intangible assets	30.4
Total assets acquired	398.1

Liabilities assumed:
Intangible liabilities	26.0
Liabilities assumed	11.4
Total liabilities assumed	37.4

Net assets acquired	$360.7
As of December 31, 2013, the purchase price allocation related to the acquisition is preliminary and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of assets and liabilities, which may result in a change from the initial estimate.

Through December 31, 2013, the Company incurred $1.1 million of acquisition costs and other related fees, which were recorded in selling, general and administrative costs.

Since December 20, 2013 through December 31, 2013, the portfolio has contributed net revenues of $0.8 million and net earnings of $0.4 million. The unaudited pro forma combined historical results, as if the portfolio had been acquired at the beginning of 2012 are as follows (in millions):

	Year Ended December 31,
	2013	2012
Operating revenue	$391.0	$285.5
Income from continuing operations, after tax	$23.3	$14.2

The pro forma results include transaction costs, amortization of in-place and above/below leases and depreciation increase based on estimated fair value and useful lives. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2012, nor are they necessarily indicative of future consolidated results.

Other Acquisitions

In 2013, A&B completed various acquisitions that included Waianae Mall (January 2013), Napili Plaza (May 2013), Pearl Highlands Center (September 2013), and The Shops at Kukui’ula (September 2013). The acquisitions were funded with $111.1 million of 1031 proceeds, the assumption of $130.9 million of debt, and $0.8 million of cash.

The preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Property, plant and equipment	$224.2
Intangible assets	20.9
Goodwill	9.3
Total assets acquired	254.4

Liabilities assumed:
Intangible liabilities	8.3
Liabilities assumed	134.2
Total liabilities assumed	142.5

Net assets acquired	$111.9

The above allocation is preliminary and is based on estimated fair value estimates that may change once all information necessary to make a final fair value assessment is received. Goodwill recorded is not deductible for tax purposes.

Through December 31, 2013, the Company incurred $2.1 million of acquisition costs and other related fees, which were recorded in selling, general and administrative costs.

Since the acquisition dates through December 31, 2013, the acquired assets have contributed net revenues of $12.4 million and net earnings after tax of $2.1 million. The unaudited pro forma combined historical results have been omitted because after making every reasonable effort, the properties' complete historical information is impracticable to obtain.

4.	RELATED PARTY TRANSACTIONS
Prior to Separation, Holdings (and its subsidiaries) was considered an affiliate of A&B and engaged in certain related party relationships with the Company, as more fully discussed below. Following the Separation, Holdings was no longer considered an affiliate of A&B.
Services and lease agreements. Historically, Holdings provided vessel management services to the Company for its bulk sugar vessel, the MV Moku Pahu, the cost of which was included in the cost of Agribusiness products and services. Additionally, the Company recognized lease income in Real Estate Leasing revenue for an industrial warehouse space in Savannah, Georgia, that was leased to Holdings. The Company also recognized Agribusiness operating revenue for equipment and repair services provided to Holdings, and was reimbursed at cost for various other services provided to Holdings.

	2013	2012	2011
Vessel management services expenses	$—	$(2.0)	$(4.0)
Lease income from affiliate	—	2.1	4.4
Equipment and repair services income and other	—	1.4	2.7
Related party revenue, net	$—	$1.5	$3.1
Contributions. Holdings, a prior affiliate, made contributions to the Company, net of distributions from the Company, totaling $154.5 million and $22.1 million for the years ended December 31, 2012 and 2011, respectively. Distributions to

Holdings represent dividends paid by the Company to shareholders of Holdings and contributions from Holdings consist of dividends and capital contributions received from a subsidiary of Holdings.
Construction Contracts and Material Sales. Grace entered into contracts, as a subcontractor and supplier, with various entities owned by certain stockholders and a director. Revenues earned by the Company from these entities was $7.9 million for the period October 1, 2013 through December 31, 2013. Receivables from these entities were $3.3 million as of December 31, 2013.

5.	DISCONTINUED OPERATIONS
The Company regularly evaluates and may sell selected properties from its portfolio when it believes the value of an asset has been maximized and the full fair market value for the asset can be realized.
During 2013, the sales of four Industrial properties, three retail properties and two office buildings were classified as discontinued operations. Additionally, Maui Mall, a retail property on Maui, was sold in January 2014, but was classified as held for sale, as of December 31, 2013, in the consolidated balance sheets. The revenues, expenses and operating profit from Maui Mall were classified as discontinued operations for all periods presented.
During 2012, the sales of the Firestone Boulevard Building and Northpoint Industrial, two industrial properties in California, and two leased fee properties in Maui were classified as discontinued operations. Northpoint Industrial was sold in January 2013, but was classified as held for sale, as of December 31, 2012, in the consolidated balance sheets. The revenues, expenses and operating profit from Northpoint were classified as discontinued operations for all periods presented.
During 2011, the sales of Arbor Park Shopping Center, a retail property in Texas, Wakea Business Center II, a commercial facility on Maui, and a leased Maui property, were classified as discontinued operations.
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
The revenue, operating profit, income tax expense and after-tax effects of these transactions for 2013, 2012, and 2011 were as follows (in millions):

	2013	2012	2011
Proceeds from the sale of income-producing properties	$337.6	$8.9	$45.5
Real estate leasing revenue	31.6	36.4	36.4

Gain on sale of income-producing properties, net	$22.1	$4.0	$22.5
Real estate leasing operating profit	14.6	17.1	16.3
Total operating profit before taxes	36.7	21.1	38.8
Income tax expense	14.4	8.3	15.5
Income from discontinued operations	$22.3	$12.8	$23.3
Basic Earnings Per Share	$0.50	$0.30	$0.55
Diluted Earnings Per Share	$0.50	$0.30	$0.55

6.	INVESTMENTS IN AFFILIATES
At December 31, 2013 and 2012, investments consisted principally of equity in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The amount of the Company’s investment at December 31, 2013 that represents undistributed earnings of investments in affiliates was approximately $0.8 million. Dividends and distributions from unconsolidated affiliates totaled $6.6 million in 2013, $2.9 million in 2012 and $0.8 million for 2011. The Company’s investments in affiliates totaled $341.4 million and $319.9 million as of December 31, 2013 and 2012, respectively.
Operating results include the Company’s proportionate share of net income from its equity method investments. A summary of financial information for the Company’s equity method investments at December 31 is as follows (in millions):

	2013	2012
Current assets	$43.5	$23.7
Noncurrent assets	673.2	600.9
Total assets	$716.7	$624.6

Current liabilities	$44.2	$9.3
Noncurrent liabilities	107.9	120.2
Total liabilities	$152.1	$129.5

	Year Ended December 31,
	2013	2012	2011
Operating revenue	$37.8	$29.8	$20.1
Operating costs and expenses	31.1	32.5	32.5
Operating (loss) income	$6.7	$(2.7)	$(12.4)
Income (loss) from continuing operations	$6.8	$(11.5)	$(15.1)
Net income (loss)	$6.8	$(11.5)	$(15.1)
In April 2002, the Company entered into a joint venture with DMB Communities II, an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities (“DMB”), for the development of Kukui’ula, a master planned resort residential community located in Poipu, Kauai, planned for approximately 1,000 - 1,500 high-end residential units. The capital contributed by A&B to the joint venture, including the value of land initially contributed, net of joint venture earnings and losses, was $259.2 million as of December 31, 2013. Due to the joint venture’s obligation to complete improvements and amenities, the joint venture uses the percentage-of-completion method for revenue recognition. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment using the equity method. Due to the complex nature of cash distributions to the members, net income of the joint venture is allocated to the members, including the Company, using the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the net assets of the venture, excluding capital contributions and distributions made during the period.
The Company also had investments in various other joint ventures that operate or develop real estate. The Company does not have a controlling financial interest, but has the ability to exercise significant influence over the operating and financial policies of these joint ventures and, accordingly, accounts for its investments in these real estate ventures using the equity method of accounting.
On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of the Company and member of Kukui'ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB"), a Delaware limited liability company, as a member, and KKV Management LLC, a Hawaii limited liability company, as the manager and a member. Village owns and operates The Shops at Kukui'ula, a commercial retail center on the South shore of Kauai. At December 31, 2013, the assets and liabilities of Village were $43.3 million and $45.6 million, respectively.
Under the Agreement KDC assumed control of Village, and accordingly, consolidated Village's assets and liabilities at fair value, which included secured loans, which totaled approximately $44.0 million at December 31, 2013. Prior to the consolidation of the assets and liabilities of Village on September 24, 2013, the carrying value of the Company's investment in Village was approximately $6.3 million. Based on the other member's forfeiture of their interest in the joint venture for no consideration, there was an indication that the fair value of the Company's investment in Village was below its carrying value. Consequently, the Company wrote down its investment in Village in connection with the consolidation of Village in 2013.
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
The Company’s assets measured at fair value on a nonrecurring basis were as follows (in millions):

	Total Fair Value Measurement as of Year End	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un-observable Inputs (Level 3)	Total Loss for the Year
Year Ended December 31, 2013
The Shops at Kukui'ula Investment	$—	$—	$—	$6.3	$6.3

Year Ended December 31, 2012:
Santa Barbara landholdings	$5.9	$—	$—	$5.9	$5.1
Bakersfield (CA) joint venture*	7.0	—	—	7.0	4.7
Total	$12.9	$—	$—	$12.9	$9.8

Year Ended December 31, 2011:
Waiawa joint venture	$1.6	$—	$—	$1.6	$6.4

*	The Total Loss for the Year includes equity in losses of $3.9 million related to the write down of landholdings owned by the joint venture.

7. UNCOMPLETED CONTRACTS
Information related to uncompleted contracts as of December 31, 2013 is as follows:

2013
Costs incurred on uncompleted contracts	$135.8
Estimated earnings	26.6
Subtotal	162.4
Less: billings to date	156.3
Total	$6.1

Included in accompanying balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$10.5
Estimated billings in excess of costs and estimated earnings on uncompleted contracts	(4.4)
Total	$6.1

8.	PROPERTY

Property on the consolidated balance sheets includes the following (in millions):

	December 31,
	2013	2012
Buildings	$560.0	$553.5
Land	572.7	254.8
Machinery and equipment	230.9	200.2
Asphalt plants	48.0	—
Water, power and sewer systems	138.8	134.9
Other property improvements	90.2	83.0
Vessel	7.2	7.1
Subtotal	1,647.8	1,233.5
Accumulated depreciation	(374.1)	(394.8)
Property - net	$1,273.7	$838.7

9. NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2013 and 2012, notes payable and long-term debt consisted of the following (in millions):

	2013	2012
Revolving Credit loans, (2.53% for 2013 and 2.07% for 2012)	$112.1	$5.0
Term Loans:
6.90%, payable through 2020	85.0	90.0
5.55%, payable through 2026	50.0	50.0
5.53%, payable through 2024	37.5	37.5
5.56%, payable through 2026	25.0	25.0
3.90%, payable through 2024	75.0	—
4.35%, payable through 2026	25.0	—
6.20%, payable through 2013, secured by Deere Valley Center	—	10.1
6.38%, payable through 2017, secured by Midstate 99 Distribution Ctr.	8.3	8.3
5.50%, payable through 2014, secured by Little Cottonwood Center	6.1	6.3
5.88%, payable through 2014, secured by Midstate 99 Distribution Ctr.	3.2	3.3
5.39%, payable through 2015, secured by Waianae Mall	19.9	—
5.89%, payable through 2016, secured by Pearl Highlands Center	61.8	—
2.08%, payable through 2021, secured by Kailua Town Center III (a)	11.3	—
2.84%, payable through 2016, secured by Kukui'ula Village (b)	44.0	—
2.80%, payable through 2016, secured by Kahala Estate Properties (c)	42.0	—
3.05%, payable through 2014, secured by Maui Mall (d)	60.0	—
3.31%, payable through 2018	8.0	—
2.00%, payable through 2018	2.9	—
2.65%, payable through 2016	1.8	—
5.00%, payable through 2014	0.3	—
5.19%, payable through 2019	11.9	—
1.17%, payable through 2021, secured by asphalt plant (e)	8.9	—
1.85%, payable through 2017	10.7	—
Total debt	710.7	235.5
Less debt (premium) discount	(1.8)	—
Total debt (contractual)	708.9	235.5
Less current portion	(105.2)	(15.5)
Add debt premium (discount)	1.8	—
Long-term debt	$605.5	$220.0

(a)	Loan has a stated interest rate of LIBOR plus 1.5%, but is swapped through maturity to a 5.95% fixed rate.

(b)	Loan has a stated interest rate of LIBOR plus 2.66%.

(c)	Loan has a stated interest rate of LIBOR plus 2.63%.

(d)
Loan has a stated interest rate of LIBOR plus 3.00%. The loan was used as temporary financing for the acquisition of the Kailua Portfolio in December 2013. The loan was paid off with reverse 1031 proceeds from Maui Mall on January 6, 2014.

(e)	Loan has a stated interest rate of LIBOR plus 1.0%, but is swapped through maturity to a 5.98% fixed rate.

Long-term Debt Maturities: At December 31, 2013, debt maturities during the next five years and thereafter, excluding amortization of debt discount or premium, are $105.2 million in 2014 (which includes a $60 million term loan paid off on January 6, 2014 with reverse 1031 proceeds from the sale of Maui Mall), $45.1 million in 2015, $166.7 million in 2016 (which includes $94.0 million of secured mortgage debt), $133.9 million for 2017 (which includes $95.0 million of revolving credit loans that mature in 2017), $31.9 million in 2018, and $226.1 million thereafter.

Revolving Credit Facilities: The Company has a revolving senior credit facility that provides for an aggregate $350 million, 5-year unsecured commitment ("A&B Senior Credit Facility"), with an uncommitted $100 million increase option. The facility expires in June 2017. The A&B Senior Credit Facility also provides for a $100 million sub-limit for the issuance of standby and commercial letters of credit and an $80 million sub-limit for swing line loans. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin based on a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) pricing grid. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio, and limitations on priority debt. At December 31, 2013, $95.0 million was outstanding, $11.4 million in letters of credit had been issued against the facilities, and $243.6 million remained available for borrowing.

The Company has a replenishing three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $300 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the revolving senior credit facilities. The ability to draw additional amounts under the Prudential facility expires in June 2015 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2013, approximately $2.5 million was available under the facility.

At December 31, 2013, the Company had, at two subsidiaries, a $40.0 million line of credit that matures in August 2014 and a $4.0 million line of credit that matures in May 2014. Approximately $17.1 million was outstanding on the $40.0 million line of credit and there were no borrowings outstanding under the $4.0 million line of credit. The lines are collateralized by the respective subsidiaries' accounts receivable, inventory, and equipment. The Company and the noncontrolling interest holders are guarantors, on a several basis, for its pro rata share (based on membership interests) of borrowings under the line of credit.

The unused borrowing capacity under all revolving credit and term facilities as of December 31, 2013 totaled $246.1 million.

Real Estate Secured Term Debt: On December 18, 2013, the Company entered into a short-term facility ("Bridge Loan"), by and among A&B LLC, Bank of America, N.A., and other lenders party thereto, to finance a portion of the Company's $372.7 million purchase of the Kailua Portfolio. On December 20, 2013, the Company consummated the acquisition and borrowed $60 million under the Bridge Loan, which bears interest at LIBOR plus 3 percent. The Bridge Loan was paid off on January 6, 2014 with reverse 1031 proceeds from the disposition of Maui Mall. Additionally, in connection with the acquisition of the Kailua Portfolio, the Company assumed a $12.0 million mortgage note, which matures in September 2021, and an interest rate swap that effectively converts the floating rate debt to a fixed rate of 5.95 percent.

On December 16, 2013, Estates of Kahala LLC, a wholly owned subsidiary of the Company, entered into a non-recourse loan agreement (the "Loan Agreement") and promissory note ("Note") with First Hawaiian Bank ("Lender"). The $42.0 million loan is secured by 15 residential lots on Kahala Avenue on Oahu, three parcels in Windward Oahu, and an agricultural parcel on Maui. The Loan Agreement and Note require principal payments equal to 70 percent of the net sales proceeds from the sale of any of the secured properties. To the extent cumulative principal payments are less than $18 million after 18 months, the Company is required to make an additional principal payment, such that the remaining principal balance of the loan is less than or equal to $24 million. The loan bears interest at LIBOR plus 2.625 percent, matures on December 16, 2016, is prepayable without penalty, and provides for a one-year extension option, provided certain conditions are met. The loan also requires that the Company maintain a loan to value ratio below 65 percent for the properties secured.

On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of A&B and a 50 percent member of Kukui'ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB"), a Delaware limited liability company, as a member, and KKV Management LLC, a Hawaii limited liability company, as the manager and a member. Village owns and operates The Shops at Kukui'ula, a commercial retail center on the South shore of Kauai. Under the Agreement KDC assumed control of Village. Accordingly, A&B consolidated Village's assets and liabilities at fair value, which includes secured loans totaling approximately $51.2 million. The first loan, totaling $41.8 million (the "Real Estate Loan"), is secured by The Shops at Kukui'ula and 45 acres owned by Kukui'ula Development Company (Hawaii), LLC ("Kukui'ula"), in which KDC is a member. The second loan, totaling $9.4 million (the "Term Loan") is secured by a letter of credit. The Real Estate Loan and Term Loan were scheduled to mature on September 28, 2013. On September 25, 2013, Village entered into an agreement to extend the maturities of the loans to November 5, 2013, in order to finalize refinancing negotiations with the lender. In connection with the loan extensions, Village made a $5 million principal payment on the Real Estate Loan. On November 5, 2013, the Company refinanced the remaining $44.0 million of secured loans related to The Shops at Kukui'ula with new three-year term loans. The first loan, totaling $34.6 million, is secured by The Shops at Kukui'ula, 45 acres owned by Kukui'ula, in which KDC is a member, and an A&B guaranty. The loan bears interest at LIBOR plus 2.85 percent and requires principal amortization of $0.9 million per quarter. The second loan, totaling $9.4 million, is interest only, secured by a letter of credit, and bears interest at LIBOR plus 2.0 percent. The first loan contains guarantor covenants that mirror the covenants in A&B's $350 million revolving credit agreement.

On September 17, 2013, A & B Properties, Inc., a wholly owned subsidiary of the Company, closed the purchase of Pearl Highlands Center, a 415,400 square-foot, fee simple retail center in Pearl City, Oahu (the “Property”), for $82.2 million in cash and the assumption of a $59.3 million mortgage loan (the “Pearl Loan”), pursuant to the terms of the Real Estate Purchase and Sale Agreement, dated April 9, 2013, between PHSC Holdings, LLC and A&B Properties. The Pearl Loan, which is currently held by The Northwestern Mutual Life Insurance Company (the “Lender”), is secured by a Mortgage and Security Agreement, bears interest at 5.9 percent, and requires monthly payments of principal and interest totaling $0.4 million. A final balloon payment of $56.2 million is due on September 15, 2016.

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

The approximate book values of assets used in the Real Estate segments pledged as collateral under the foregoing credit agreements at December 31, 2013 was $330.6 million. The approximate book values of assets used in the Natural Materials and Construction segment pledged as collateral under the foregoing credit agreements at December 31, 2013 was $41.2 million. There were no assets used in the Agribusiness segment that were pledged as collateral.

10. LEASES—THE COMPANY AS LESSEE
Principal non-cancelable operating leases include land, office space, harbors and equipment leased for periods that expire through 2043. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $4.5 million, $3.5 million, and $3.4 million for 2013, 2012, and 2011, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis.
Future minimum payments under non-cancelable operating leases and rental income from subleases were as follows (in millions):

Years Ending December 31,	Minimum Lease Payments
2014	$4.7
2015	3.0
2016	2.7
2017	2.7
2018	2.5
Thereafter	12.3
Total	$27.9

11. LEASES—THE COMPANY AS LESSOR
The Company leases land, buildings, and land improvements under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2013 and 2012 were as follows (in millions):

	2013	2012
Leased property - real estate	$1,100.0	$844.3
Less accumulated depreciation	(99.5)	(130.8)
Property under operating leases - net	$1,000.5	$713.5

Total rental income, excluding tenant reimbursements (which totaled $24.1 million, $21.5 million, and $20.9 million for the years ended December 31, 2013, 2012, and 2011, respectively), under these operating leases was as follows (in millions):

Years Ending December 31,	2013	2012	2011
Minimum rentals	$80.5	$74.3	$74.3
Contingent rentals (based on sales volume)	3.0	2.8	2.0
Total	$83.5	$77.1	$76.3
Future minimum rentals on non-cancelable leases at December 31, 2013 were as follows (in millions):

OperatingLeases
2014	$82.8
2015	$75.1
2016	$63.6
2017	$53.9
2018	$43.8
Thereafter	$329.6
Total	$648.8

12. EMPLOYEE BENEFIT PLANS
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
Plan Administration, Investments and Asset Allocations: The Company has an Investment Committee that is responsible for the investment and management of the pension plan assets. In late 2013, the Company changed its pension plan investment and management approach to a liability driven investment strategy, which seeks to increase the correlation of the pension plan assets and liabilities to reduce the volatility of the plan's funded status, and over time, improve the funded status of the plan. The adoption of this strategy has resulted in an asset allocation that is weighted more toward fixed income investments, which reduces investment volatility, but also reduces investment returns over time. In connection with the adoption of a liability driven investment strategy, the Company appointed an investment adviser that directs investments and selects investment options, based on guidelines established by the Investment Committee.
The Company’s investment strategy for its pension plan assets is to achieve a diversified mix of investments that balances long-term growth with an acceptable level of risk. The mix of assets includes a fixed income allocation that increases as the plan's funded status improves. The Company’s weighted-average asset allocations at December 31, 2013 and 2012, and 2013 year-end target allocation, by asset category, were as follows:

	Target	2013	2012
Domestic equity securities	28%	29%	50%
International equity securities	15%	16%	14%
Debt securities	46%	44%	18%
Real estate	7%	5%	5%
Other and cash	4%	6%	13%
Total	100%	100%	100%
The Company’s investments in equity securities primarily include domestic large-cap and mid-cap companies, but also include an allocation to small-cap and international equity securities. Equity investments do not include any direct holdings of the Company’s stock but may include such holdings to the extent that the stock is included as part of certain mutual fund or

ETF holdings. Debt securities include investment-grade corporate bonds from diversified industries and U.S. Treasuries. Other types of investments include funds that invest in commercial real estate assets, and to a lesser extent, private equity investments in technology companies.
The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions. One-, three-, and five-year pension asset returns were 16.6 percent, 8.7 percent, and 11.6 percent, respectively, and the long-term average return (since plan inception in 1989) has been approximately 8.6 percent. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.
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
Exchange-Trade Funds (ETF): ETFs are valued by obtaining quoted prices on recognized and highly liquid exchanges.
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

The fair values of the Company’s pension plan assets at December 31, 2013 and 2012, by asset category, are as follows (in millions):

	Fair Value Measurements as of
	December 31, 2013
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$5.2	$5.2
Equity securities:
U.S. large-cap	24.4	24.4
U.S. mid- and small-cap	20.4	20.4
International large-cap	16.3	16.3
International mid-cap	8.1	8.1
Fixed income securities:
Exchange traded funds - U.S. Treasuries	16.3	16.3
Exchange traded funds - Investment grade U.S. corporate bonds	45.0	45.0
Limited partnership investment in high-yield U.S. corporate bonds	6.4			6.4
Other types of investments:
Real estate partnership interests	7.5			7.5
Private equity partnership interests (a)	0.3			0.3
Exchange traded fund - commodities	2.5	2.5
Insurance contracts	1.0			1.0
Total	$153.4	$138.2	$—	$15.2

	Fair Value Measurements as of
	December 31, 2012
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$12.7	$12.7
Equity securities:
U.S. large-cap	47.6	47.6
U.S. mid- and small-cap	23.6	23.6
International large-cap	16.0	5.8	10.2
Emerging market equity	4.1		4.1
Fixed income securities:
U.S. Treasuries	0.8		0.8
Municipal bonds	1.9		1.9
Investment grade U.S. corporate bonds	6.1		6.1
High-yield U.S. corporate bonds	4.1		4.1
Mortgage-backed securities and other	12.5		12.5
Other types of investments:
Real estate partnership interests	7.8			7.8
Private equity partnership interests (a)	0.7			0.7
Managed Futures fund	3.5		3.5
Insurance contracts	0.9			0.9
Total	$142.3	$89.7	$43.2	$9.4
(a) This category represents private equity funds that invest principally in U.S. technology companies.

The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the years ended December 31, 2013 and 2012 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real Estate	Private Equity	Insurance	Limited Partnership	Total
Beginning balance, January 1, 2012	$7.4	$0.8	$0.7	$—	$8.9
Actual return on plan assets:
Assets held at the reporting date	0.7	—	—	—	0.7
Assets sold during the period	0.3	0.3	—	—	0.6
Purchases, sales and settlements	(0.6)	(0.4)	0.2	—	(0.8)
Ending balance, December 31, 2012	7.8	0.7	0.9	—	9.4
Actual return on plan assets:
Assets held at the reporting date	1.1	(0.2)	0.1	0.3	1.3
Assets sold during the period	0.3	0.1	—	—	0.4
Purchases, sales and settlements	(1.7)	(0.3)	—	6.1	4.1
Ending balance, December 31, 2013	$7.5	$0.3	$1.0	$6.4	$15.2
Contributions are determined annually for each plan by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006 (the “Act”), and the maximum deductible contribution allowed for tax purposes. In 2013 and 2012, the Company contributed approximately $0.1 million and $2.6 million, respectively, to its defined benefit pension plans. The Company did not make any contributions during 2011. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.
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

Benefit Plan Assets and Obligations: The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2013 and 2012 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$189.7	$173.6	$10.9	$11.4
Service cost	2.6	2.4	0.1	0.1
Interest cost	7.6	8.2	0.4	0.5
Plan participants’ contributions	—	—	0.9	1.0
Actuarial (gain) loss	(13.2)	15.4	3.0	(0.3)
Benefits paid	(11.1)	(10.0)	(1.8)	(1.8)
Special or contractual termination benefits	—	0.1	—	—
Curtailment	(0.2)	—	(0.6)
Amendments	—	—	—	—
Benefit obligation at end of year	$175.4	$189.7	$12.9	$10.9
Change in Plan Assets
Fair value of plan assets at beginning of year	142.3	130.8	—	—
Actual return on plan assets	22.1	18.9	—	—
Employer contributions	0.1	2.6	—	—
Benefits paid	(11.1)	(10.0)	—	—
Fair value of plan assets at end of year	$153.4	$142.3	$—	$—

Funded Status and Recognized Liability	$(22.0)	$(47.4)	$(12.9)	$(10.9)
The accumulated benefit obligation for the Company’s qualified pension plans was $173.6 million and $186.9 million as of December 31, 2013 and 2012, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2013 and 2012 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012
Non-current assets	$3.3	$1.4	$—	$—
Current liabilities	—	—	(0.9)	(0.8)
Non-current liabilities	(25.3)	(48.8)	(12.0)	(10.1)
Total	$(22.0)	$(47.4)	$(12.9)	$(10.9)

Net loss (gain) (net of taxes)	$33.2	$53.0	$1.1	$(1.4)
Unrecognized prior service credit (net of taxes)	(3.9)	(4.4)	—	—
Total	$29.3	$48.6	$1.1	$(1.4)
The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2013 and 2012 is shown below (in millions):

	2013	2012
Projected benefit obligation	$167.7	$181.0
Accumulated benefit obligation	$166.0	$178.4
Fair value of plan assets	$142.4	$132.2

The estimated prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 is ($0.8) million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2014 is $4.0 million. The estimated net loss for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2014 is $0.4 million. The estimated prior service cost for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2014 is negligible.
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
Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2013, 2012, and 2011, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$2.6	$2.4	$3.4	$0.1	$0.1	$0.2
Interest cost	7.6	8.2	9.3	0.4	0.5	0.7
Expected return on plan assets	(10.9)	(10.5)	(11.7)	—	—	—
Amortization of net loss (gain)	7.7	7.9	4.8	(0.2)	(0.2)	—
Amortization of prior service cost (credit)	(0.8)	(0.8)	0.6	—	—	—
Curtailment gain	—	—	—	(0.5)	—	—
Recognition of loss on special termination benefit	—	0.1	—		—	—
Net periodic benefit cost	6.2	7.3	6.4	(0.2)	0.4	0.9

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	(24.7)	7.0	21.0	3.0	(0.4)	(0.8)
Amortization of unrecognized (loss) gain	(7.7)	(7.9)	(3.0)	0.2	0.3	—
Prior service credit	—	—	(6.7)	—	—	—
Amortization of prior service cost (credit)	0.8	0.8	(0.3)	—	—	—
Total recognized in other comprehensive income	(31.6)	(0.1)	11.0	3.2	(0.1)	(0.8)
Total recognized in net periodic benefit cost and
other comprehensive income	$(25.4)	$7.2	$17.4	$3.0	$0.3	$0.1

The weighted average assumptions used to determine benefit information during 2013, 2012, and 2011 were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted Average Assumptions:
Discount rate	4.90%	4.10%	4.80%	4.90%	4.10%	4.90%
Expected return on plan assets	8.00%	8.25%	8.25%	—%	—%	—%
Rate of compensation increase	3.00%	3.00%	4.00%	3.00%	3.00%	4.00%
Initial health care cost trend rate				7.50%	8.00%	9.00%
Ultimate rate				4.50%	4.50%	5.00%
Year ultimate rate is reached				2028	2020	2016

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2013, 2012, and 2011 and the net periodic post-retirement benefit cost for 2013, 2012 and 2011, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2013	2012	2011	2013	2012	2011
Effect on total of service and interest cost components	$—	$—	$—	$—	$—	$—
Effect on post-retirement benefit obligation	$1.2	$0.6	$0.5	$(1.0)	$(0.5)	$(0.5)
Non-qualified Benefit Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax regulations. The obligations relating to these plans totaled $6.9 million at December 31, 2013. A 3.5 percent discount rate was used to determine the 2013 obligation. The expense associated with the non-qualified plans was $0.1 million in 2013, $0.9 million in 2012, and $1.6 million in 2011. As of December 31, 2013, the amount recognized in accumulated other comprehensive income for unrecognized loss, net of tax, was approximately $1.8 million, and the amount recognized as unrecognized prior service credit, net of tax, was ($2.1) million. The estimated net loss and prior service credit, net of tax, that will be recognized in net periodic pension cost in 2013 is ($0.1) million.
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	Pension	Non-qualified	Post-retirement
Year	Benefits	Plan Benefits	Benefits
2014	$10.4	$0.1	$0.8
2015	$10.6	$0.7	$0.8
2016	$10.9	$3.5	$0.8
2017	$11.0	$0.1	$0.8
2018	$11.2	$1.0	$0.7
2019-2023	$60.1	$0.5	$2.5
Current liabilities of approximately $1.1 million, related to non-qualified plan and post-retirement benefits, are classified as accrued and other liabilities in the consolidated balance sheet as of December 31, 2013.
Multiemployer Plans: Grace and certain subsidiaries contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.
If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in these plans for the period from October 1, 2013 through December 31, 2013, is outlined in the table below. The "EIN Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available in 2013 is for the plan's year-end as of December 31, 2012, for the Pension Trust Fund for Operating Engineers Pension Plan and Laborer's National (Industrial) Pension Fund. The zone status available for 2013 for the Hawaii Laborers Trust Funds is for the plan year-end as of February 28, 2013. GP Roadway Solutions, Inc. and GP/RM Prestress, LLC have separate contracts and different expiration dates with the Hawaii Laborers Trust Fund. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans that are less than 65 percent funded are "red zone" plans in need of reorganization; plans between 65 percent and 80 percent funded or that have an accumulated funding deficiency or are expected to have a deficiency in any of the next six years are "yellow zone" plans; plans that meet both of the "yellow zone" criteria are "orange zone" plans; and if the plan is funded more than 80 percent, it is a "green zone" plan. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject. There were no plans where the Company contributed more than 5 percent of the total contributions.

		Pension Protection Act Zone Status	FIP/RP Status	Contribution by Entity	Surcharge Imposed	Expiration Date	Current Plan Year End
	EIN Plan No.	2013	Pending/Implemented	Oct. 1 - Dec. 31, 2013
Fund
Operating Engineers	94-6090764; 001	Red	Yes	$1.0	No	8/31/14	12/31/13
Laborers National	52-6074345; 001	Red	Yes	—	No	8/31/15	12/31/13
Hawaii Laborers	99-6012128; 001	Green	No	0.1	No	8/1/15	2/28/13
Hawaii Laborers	99-6012128; 001	Green	No	—	No	9/30/14	2/28/13
				$1.1
Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Internal Revenue Code and provides matching contributions of up to 3 percent of eligible employee compensation. For 2010, the 401(k) matching contributions were suspended for all employees who are participants in the Company’s defined benefit plan, but was reinstated starting in 2011. The Company’s matching contributions expensed under these plans totaled $0.7 million for each of the years ended December 31, 2013 and 2012. The Company also maintains profit sharing plans, and if a minimum threshold of Company performance is achieved, provides contributions of 1 to 5 percent, depending upon Company performance above the minimum threshold. In 2013, the profit sharing contribution expense was $0.9 million. There was no profit sharing contribution expense recorded in 2012 and 2011 for these plans.
In connection with the acquisition of Grace, Grace's four 401(k) plans were terminated effective September 30, 2013, the day immediately preceding the date of closing. On October 1, 2013, two new 401(k) plans for Grace were established.
Both 401(k) plans allow for discretionary non-elective employer contributions up to the sum of 10 percent of each eligible employee's compensation for the 12 months in the plan year. The Plan has two separate participant groups eligible to participate. Group 1 includes participants who are also officers of Grace, and Group 2 includes all other employees. For the short plan year period October 1, 2013 to December 31, 2013, Grace elected to make no contributions to Group 1 and contributed 10 percent to Group 2. Officers did not receive this elective 401(k) contribution, but accrued amounts were recharacterized as a Profit Sharing Bonus, subject to an overall combined limitation of $25,000 per employee. Profit Sharing Bonuses are calculated using 10 percent of each eligible employee's compensation (including officers) for 12 months in the preceding fiscal year in the same manner as the discretionary non-elective contribution. On an employee-by-employee basis, if applicable, the amount of the employee's Profit Sharing Bonus shall be reduced so that the sum of the non-elective employer contribution and the Profit Sharing Bonus does not exceed $25,000.  As an overall test, the sum of all employees' Profit Sharing Bonuses shall not exceed 5 percent of Grace's pre-tax income, after deduction for accruals for charitable contributions, management incentives, and non-elective employer contributions. Management incentives and/or Profit Sharing Bonuses can be deferred to the employee's 401(k) account but will be subject to the IRS' annual limit on employee elective deferrals. For the period October 1, 2013 to December 31, 2013, Grace recognized non-elective employer contributions and profit sharing expense of approximately $0.7 million.

13. INCOME TAXES
The income tax expense on income from continuing operations for each of the three years in the period ended December 31, 2013 consisted of the following (in millions):

	2013	2012	2011
Current:
Federal	$17.1	$4.3	$8.0
State	2.1	0.8	2.1
Current	19.2	5.1	10.1
Deferred:
Federal	(8.0)	(10.5)	(6.3)
State	(2.7)	(2.2)	(2.8)
Deferred	(10.7)	(12.7)	(9.1)
Total continuing operations tax expense (benefit)	$8.5	$(7.6)	$1.0
Income tax expense for 2013, 2012, and 2011 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2013	2012	2011
Computed federal income tax expense	$8.3	$—	$0.4
State income taxes	1.0	(0.3)	(0.6)
Non-deductible transaction costs	1.6	1.7	0.8
Charitable contribution	(0.2)	(3.5)	—
Solar tax credits	—	(2.9)	—
Other—net	(2.2)	(2.6)	0.4
Income tax expense (benefit)	$8.5	$(7.6)	$1.0
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2013	2012
Deferred tax assets:
Benefit plans	$23.6	$32.2
Capitalized costs	24.1	17.8
Charitable contribution	1.5	4.0
Basis differences for property and equipment	—	3.6
Joint ventures and other investments	15.0	5.5
Impairment and amortization	0.5	4.1
Insurance and other reserves	6.7	5.4
Solar credit	3.5	2.9
Other	5.4	0.8
Total deferred tax assets	80.3	76.3

Deferred tax liabilities:
Tax-deferred gains on real estate transactions	225.4	211.4
Basis differences for property and equipment	23.4	—
Straight-line rental income and advanced rent	7.2	8.1
Other	5.2	1.9
Total deferred tax liabilities	261.2	221.4

Net deferred tax liability	$180.9	$145.1
The basis difference for property and equipment changed from a deferred tax assets in 2012 to a deferred tax liability in 2013 due to additional basis differences associated with property included in the Grace Pacific acquisition, partially offset by property included in the Kailua Portfolio acquisition.

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. The net tax benefits from share-based transactions were $1.6 million and $4.3 million for 2013 and 2012, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to equity in the consolidated statements of equity.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2011	$2.5
Additions for tax positions of prior years	—
Additions for tax positions of current year	—
Reductions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at December 31, 2011	2.5
Additions for tax positions of prior years
Additions for tax positions of current year
Reductions for tax positions of prior years	(2.5)
Reductions for lapse of statute of limitations
Balance at December 31, 2012	—
Additions for tax positions of prior years	—
Additions for tax positions of current year	—
Reductions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at December 31, 2013	$—
The Company is included in the consolidated tax return of Matson, Inc. (formerly Alexander & Baldwin Holding, Inc.) for results occurring prior to June 30, 2012. Subsequent to June 30, 2012, the Company began reporting as a separate taxpayer. The current and deferred income tax expense recorded in the consolidated financial statement for the 2011 year and the short period ended June 30, 2012 has been determined by applying the provisions of ASC 740 as if the Company were a separate taxpayer.
Upon Separation, the Company’s unrecognized tax benefits were reflected on Matson Inc.’s (“Matson”) financial statements because Matson is considered the successor parent to the former Alexander & Baldwin, Inc. affiliated tax group. In connection with the Separation, the Company entered into a Tax Sharing Agreement with Matson. As of December 31, 2013, $0.3 million remained as a liability for the indemnity to Matson in the event the Company’s pre-Separation unrecognized tax benefits are not realized. As of December 31, 2013, the Company has not identified any material unrecognized tax positions.
On September 13, 2013 the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS resulting in a cumulative effect adjustment. To account for the adoption of these regulations, $7.6 million was reclassified from deferred income taxes (non-current) to other non-current liabilities in 2013.
The company is subject to taxation by the United States and various state and local jurisdictions. As of December 31, 2013, the Company’s tax year 2012 is open to examination by the tax authorities. In addition, tax years 2010, 2011 and 2012, for which the Company was included in the consolidated tax group with Matson, are open to examination by the tax authorities in the company’s material jurisdictions. In addition, the 2009 tax year is also open to examination by California. The Company is not currently under examination by any tax authorities.
14. SHARE-BASED AWARDS
2012 Incentive Compensation Plan (“2012 Plan”): The 2012 Incentive Compensation Plan, which became effective as of the Separation with Matson, allows for the granting of stock options, restricted stock units, and common stock. Under the

2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of December 31, 2013, 1.5 million shares of the Company’s common stock remained available for future issuance, which is reflective of a 2.7 million share reduction for outstanding equity awards replaced in the Separation. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.
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
There were no option grants in 2013, and the Company currently does not expect to issue options in the future. Activity in the Company’s stock option plans in 2013 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2013	1,722.7	$19.41
Exercised	(377.1)	$20.09
Forfeited and expired	(8.3)	$21.21
Outstanding, December 31, 2013	1,337.3	$19.21	5.3	$29,841

Vested or expected to vest	1,323.9	$19.21	5.3	$29,542
Exercisable, December 31, 2013	1,148.6	$18.87	4.9	$26,012
The following table summarizes 2013 non-vested restricted stock unit activity (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2013	330.0	$20.43
Granted	121.1	$34.12
Vested	(156.5)	$18.57
Canceled	(52.3)	$22.96
Outstanding, December 31, 2013	242.3	$27.92
A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents market-based awards that cliff vest after two years, provided that the total shareholder return of the Company’s common stock over the two-year measurement period meets or exceeds pre-defined levels of relative total shareholder returns of the Standard & Poor’s MidCap 400 index. The fair values of the time-based restricted stock units and performance share units were valued based on the Company's stock price on the date of grant. The weighted average fair value of the time-based restricted stock units and performance share units was $34.12 in 2013 and $20.23 in 2012.
     A summary of compensation cost related to share-based payments is as follows (in millions):

	2013	2012	2011
Share-based expense (net of estimated forfeitures):
Stock options	$0.7	$1.1	$1.2
Incremental share-based compensation cost related to separation	0.5	1.2	—
Non-vested stock & restricted stock units	3.0	3.1	3.6
Total share-based expense	4.2	5.4	4.8
Total recognized tax benefit	(1.3)	(1.8)	(1.2)
Share-based expense (net of tax)	$2.9	$3.6	$3.6

Cash received upon option exercise	$7.6	$20.9	$6.1
Intrinsic value of options exercised	$6.7	$13.4	$3.5
Tax benefit realized upon option exercise	$2.5	$2.3	$1.3
Fair value of stock vested	$5.2	$4.2	$5.5
15. COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's consolidated balance sheet, excluding lease commitments that are disclosed in Note 10, included the following as of December 31, 2013 (in millions):

Standby letters of credit	(a)	$11.4
Bonds	(b)	$404.1

(a)
Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities, and relate primarily to the Company’s real estate activities. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit has been drawn upon to date, and the Company believes it is unlikely that any of these letters of credit will be drawn upon.

(b)
Represents bonds related to construction and real estate activities in Hawaii. Approximately $380.5 million is related to construction bonds issued by third party sureties (bid, performance, and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license, and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

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
 Other Obligations:  Certain of the real estate businesses in which the Company holds a non-controlling interest have long-term debt obligations. One of the Company’s joint ventures has a $10 million loan that matures in August 2015. As a condition to providing the loan to the joint venture, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement is not material, and as of December 31, 2013, the Company had not paid or accrued any amounts under the guaranty.
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
 On June 25, 2004, two organizations filed a petition with the Water Commission to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provided approximately 15 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals. On June 23, 2011, the case was transferred to the Hawaii Supreme Court.  On August 15, 2012, the Hawaii Supreme Court overturned the Water Commission's decision and remanded the case to the Water Commission for further consideration in connection with the establishment of the IIFS. In September 2013, the Water Commission noticed its intent to initiate the remanded hearing process in January 2014.
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
16. DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its variable interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and variable rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
As of December 31, 2013, the Company had a gross notional amount of $21.6 million related to interest rate swaps that were assumed in connection with acquisitions, in which the floating rates are swapped for fixed rates. The table below presents the fair value of derivative financial instruments, which are included in Other non-current liabilities in the consolidated balance sheets (in millions):

	As of December 31,
	2013	2012
Interest rate swap liability - floating to fixed rate	$2.8	$—
The Company recorded in Interest income and other in the consolidated statements of income, $0.2 million of income in 2013 related to the change in fair value of the interest rate swaps. There were no amounts recorded in 2012.
17. SEGMENT RESULTS
Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company’s chief operating decision maker is its Chief Executive Officer. Based on the foregoing, the Company has four segments that operate in three industries: Real Estate, Natural Materials and Construction and Agribusiness.
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
Natural Materials and Construction, which contains one segment and includes the results of Grace from the date of acquisition, mines, processes, and sells basalt aggregate; imports sand and aggregates for sale and use; imports and markets liquid asphalt; manufactures and markets asphaltic concrete; performs asphalt paving as prime contractor and subcontractor; manufactures and supplies precast/prestressed concrete products; and provides various construction- and traffic-control- related products and services.
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
Raw sugar revenues from the Company’s largest customer, C&H Sugar Company, Inc., exceeded 10 percent of total consolidated revenues and totaled $87.6 million, $117.5 million, and $93.2 million in 2013, 2012, and 2011, respectively.

Operating segment information for 2013, 2012, and 2011 is summarized as below (in millions):

For the Year Ended December 31,	2013	2012	2011
Revenue:
Real Estate:
Leasing	$110.4	$100.6	$99.7
Development and Sales	423.0	32.2	59.8
Less amounts reported in discontinued operations[1]	(369.2)	(45.3)	(81.9)
Natural materials and construction	54.9	—	—
Agribusiness	146.1	182.3	157.5
Reconciling items[2]	—	(8.3)	—
Total revenue	$365.2	$261.5	$235.1
Operating Profit (Loss)
Real Estate[1]:
Leasing	$43.4	$41.6	$39.3
Development and Sales[3]	44.4	(4.4)	15.5
Less amounts reported in discontinued operations[1]	(36.7)	(21.1)	(38.8)
Natural materials and construction[4]	2.9	—	—
Agribusiness	10.7	20.8	22.2
Total operating profit	64.7	36.9	38.2
Interest Expense	(19.1)	(14.9)	(17.1)
General Corporate Expenses	(17.4)	(15.1)	(19.9)
Separation/Acquisition Costs	(4.6)	(6.8)	—
Income From Continuing Operations Before Income Taxes	23.6	0.1	1.2
Income Tax Expense (benefit)	8.5	(7.6)	1.0
Income From Continuing Operations	15.1	7.7	0.2
Income From Discontinued Operations (net of income taxes)	22.3	12.8	23.3
Net Income	37.4	20.5	23.5
Income Attributable to Noncontrolling Interest	(0.5)	—	—
Net Income Attributable to A&B	$36.9	$20.5	$23.5

[1]	Amounts recast to reflect discontinued operations.

[2]	Represents the sale of a 286-acre parcel in 2012 classified as "Gain on sale of agricultural parcel" in the consolidated statements of income, but reflected as revenue for segment reporting purposes.

[3]
The Real Estate Development and Sales segment includes approximately $4.2 million, $(8.3) million, and ($7.9) million in equity in (loss) earnings from its various real estate joint ventures for 2013, 2012, and 2011, respectively. Included in operating profit are non-cash impairment and equity losses of $6.3 million related to the consolidation of The Shops at Kukui'ula in 2013, $9.8 million (Bakersfield joint venture and Santa Barbara real estate project) in 2012 and $6.4 million (Waiawa real estate joint venture) in 2011.

[4]	Includes the results of Grace from the acquisition date of October 1, 2013 through December 31, 2013.

As of December 31,	2013	2012	2011
Identifiable Assets:
Real Estate:
Leasing	$1,113.4	$771.3	$772.0
Development and Sales[5]	640.9	504.8	451.5
Agribusiness	160.0	149.9	157.8
Natural materials and construction	358.7	—	—
Other	12.2	11.3	5.3
Total assets	$2,285.2	$1,437.3	$1,386.6

Capital Expenditures:
Real Estate:
Leasing[6]	$488.5	$23.1	$43.6
Development and Sales[7]	0.1	—	5.2
Agribusiness[8]	11.8	31.7	10.5
Natural materials and construction	4.8	—	—
Other	0.1	—	—
Total capital expenditures	$505.3	$54.8	$59.3

Depreciation and Amortization:
Real Estate:
Leasing[1]	$24.3	$22.0	$21.6
Development and Sales	0.2	0.2	0.2
Agribusiness	11.7	11.6	11.9
Natural materials and construction	4.4	—	—
Other	1.1	1.3	1.1
Total depreciation and amortization	$41.7	$35.1	$34.8

[5]
The Real Estate Development and Sales segment includes approximately $335.0 million, $319.7 million, and $290.1 million related to its investment in various real estate joint ventures as of December 31, 2013, 2012, and 2011, respectively.

[6]
Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases, but excluding the assumption of debt, that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

[7]
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows and excludes investment in joint ventures classified as Cash Flows from Investing Activities. Operating cash flows for expenditures related to real estate developments were $150.6 million, $37.2 million, and $13.8 million for 2013, 2012, and 2011, respectively. Investments in joint ventures were $22.2 million, $17.4 million, and $27.9 million in 2013, 2012, and 2011, respectively.

8 Includes $21.8 million of capital in 2012 related to the Company’s Port Allen solar project before tax credits.

Unaudited quarterly segment results for the years ended December 31, 2013 and 2012 were as follows (in millions):

	2013
(Unaudited)	Q1	Q2	Q3	Q4
Revenue:
Real Estate:
Leasing	$26.3	$26.2	$27.5	$30.4
Development and Sales	15.4	1.4	47.4	358.8
Less amounts reported in discontinued operations[1]	(23.6)	(8.4)	(45.9)	(291.3)
Natural materials and construction	—	—	—	54.9
Agribusiness	14.7	43.5	35.9	52.0
Reconciling items	—	—	—	—
Total revenue	$32.8	$62.7	$64.9	$204.8
Operating Profit (Loss)
Real Estate[1]:
Leasing	$10.9	$10.6	$11.2	$10.7
Development and Sales[3]	2.4	(0.7)	4.6	38.1
Less amounts reported in discontinued operations[1]	(8.2)	(3.8)	(11.8)	(12.9)
Natural materials and construction	—	—	—	2.9
Agribusiness	3.8	8.3	2.2	(3.6)
Total operating profit	8.9	14.4	6.2	35.2
Interest Expense	(3.6)	(3.9)	(4.2)	(7.4)
General Corporate Expenses	(4.4)	(3.7)	(3.4)	(5.9)
Grace Acquisition Costs	(1.0)	(1.5)	(2.0)	(0.1)
Income (Loss) From Continuing Operations Before Income Taxes	(0.1)	5.3	(3.4)	21.8
Income Tax Expense (Benefit)	(0.1)	2.6	(0.6)	6.6
Income (Loss) From Continuing Operations	—	2.7	(2.8)	15.2
Income From Discontinued Operations (net of income taxes)	5.0	2.3	7.2	7.8
Net Income	5.0	5.0	4.4	23.0
Income Attributable to Noncontrolling Interest	—	—	—	(0.5)
Net Income Attributable to A&B	$5.0	$5.0	$4.4	$22.5

Earnings Per Share Attributable to A&B:
Basic	$0.12	$0.11	$0.10	$0.46
Diluted	$0.12	$0.11	$0.10	$0.46
Weighted average shares:
Basic	43.0	43.1	43.1	48.6
Diluted	43.6	43.7	43.8	49.2

	2012
(Unaudited)	Q1	Q2	Q3	Q4
Revenue:
Real Estate:
Leasing	$25.5	$25.5	$24.9	$24.7
Development and Sales	11.4	7.0	8.4	5.4
Less amounts reported in discontinued operations[1]	(18.3)	(9.1)	(9.0)	(8.9)
Agribusiness	13.6	39.9	67.9	60.9
Reconciling items[2]	—	—	(8.3)	—
Total revenue	$32.2	$63.3	$83.9	$82.1
Operating Profit (Loss)
Real Estate[1]:
Leasing	$10.7	$10.5	$10.2	$10.2
Development and Sales[3]	0.9	(9.9)	3.3	1.3
Less amounts reported in discontinued operations[1]	(8.4)	(4.3)	(4.2)	(4.2)
Natural materials and construction	—	—	—	—
Agribusiness	3.5	7.0	9.1	1.2
Total operating profit	6.7	3.3	18.4	8.5
Interest Expense	(4.1)	(4.0)	(3.6)	(3.2)
General Corporate Expenses	(4.7)	(4.0)	(3.0)	(3.4)
Separation Costs	(1.7)	(4.4)	(0.7)	—
Income (Loss) From Continuing Operations Before Income Taxes	(3.8)	(9.1)	11.1	1.9
Income Tax Expense (benefit)	(1.5)	(2.1)	0.3	(4.3)
Income (Loss) From Continuing Operations	(2.3)	(7.0)	10.8	6.2
Income From Discontinued Operations (net of income taxes)	5.1	2.6	2.6	2.5
Net Income (Loss)	2.8	(4.4)	13.4	8.7
Income Attributable to Noncontrolling Interest	—	—	—	—
Net Income (Loss) Attributable to A&B	$2.8	$(4.4)	$13.4	$8.7

Earnings Per Share Attributable to A&B:
Basic	$0.07	$(0.10)	$0.31	$0.20
Diluted	$0.07	$(0.10)	$0.31	$0.20
Weighted average shares:
Basic	42.4	42.4	42.6	42.9
Diluted	42.4	42.4	43.3	43.5

[1]	Amounts recast to reflect discontinued operations.

[2]
Represents the sale of a 286-acre agricultural parcel in the third quarter of 2012 classified as "Gain on sale of agricultural parcel" in the consolidated statements of income, but reflected as revenue for segment reporting purposes.

[3]
The Real Estate Development and Sales segment operating profit includes non-cash impairment loss on consolidation of $6.3 million in the third quarter of 2013 related to the consolidation of The Shops at Kukui'ula and non-cash impairment and equity losses of $9.8 million in the second quarter of 2012 related to the Company’s Bakersfield and Santa Barbara real estate projects.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, but excluded from its assessment, the internal control over financial reporting at Grace Pacific, which was acquired on October 1, 2013 and whose financial statements constitute 15.7 percent of total assets and 15.0 percent of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on its assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

(b)    Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Grace Pacific, which was acquired on October 1, 2013 and whose financial statements constitute 15.7 percent of total assets and 15.0 percent of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Grace Pacific. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 3, 2014

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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.    Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2014 Annual Meeting of Shareholders (“A&B’s 2014 Proxy Statement”), which section is incorporated herein by reference.
B.    Executive Officers
The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of February 15, 2014, and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Exchange Act by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2014 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2014 Proxy Statement, which subsections are incorporated herein by reference.
References herein to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its reorganization into Alexander & Baldwin Holdings, Inc.
Christopher J. Benjamin (50)
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
Meredith J. Ching (57)
Senior Vice President (Government & Community Relations) of A&B, 6/12-present; Senior Vice President (Government & Community Relations) of A&B Predecessor, 6/07-6/12; Vice President of A&B Predecessor, 10/92-6/07; first joined A&B Predecessor or a subsidiary in 1982.
Nelson N. S. Chun (61)
Senior Vice President and Chief Legal Officer of A&B, 6/12-present; Senior Vice President and Chief Legal Officer of A&B Predecessor, 7/05-6/12; Vice President and General Counsel of A&B Predecessor, 11/03-6/05; first joined A&B Predecessor or a subsidiary in 2003.
Paul K. Ito (43)
Senior Vice President, Chief Financial Officer, Treasurer and Controller of A&B, 6/12-present; Vice President of A&B Predecessor, 4/07-6/12; Controller of A&B Predecessor, 5/06-6/12; Director, Internal Audit of A&B Predecessor, 4/05-4/06; first joined A&B Predecessor or a subsidiary in 2005.
Stanley M. Kuriyama (60)
Chairman and Chief Executive Officer of A&B, 6/12-present; Chief Executive Officer of A&B Predecessor, 1/10-6/12; President of A&B Predecessor, 10/08-6/12; President and Chief Executive Officer, A&B Land Group, 7/05-9/08; Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-9/08; first joined A&B Predecessor or a subsidiary in 1992.
George M. Morvis (46)
Vice President (Corporate Development) of A&B 6/12-present; Vice President (Corporate Development) of A&B Predecessor 1/12-6/12; Managing Director of Financial Shares Corporation, 10/94-1/12; President and CEO of F.S.C. Hawaii, Inc., 10/94-1/12; joined A&B Predecessor or a subsidiary in 2012.

C.    Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2014 Proxy Statement, which section is incorporated herein by reference.
D.    Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2014 Proxy Statement, which subsection is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2014 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2014 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2014 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2014 Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.    Financial Statements
The financial statements are set forth in Item 8 of Part II above.

B.    Financial Statement Schedules
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Alexander & Baldwin, Inc. and Subsidiaries
December 31, 2013

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improve- ments	Improve- ments	Carrying Costs	Land	Buildings and Improve-ments	Total	Accumulated Depreciation (2)	Date of Construction	Date Acquired/ Completed
Real Estate Leasing Segment
Industrial
Kailua Industrial/Other (HI)	$—	$10.5	$2.0	$—	$—	$10.5	$2.0	$12.5	$—	Various	2013
Komohana Industrial Park (HI)	—	25.2	10.8	0.4	—	25.2	11.2	36.4	(1.1)	1990	2010
P&L Warehouse (HI)	—	—	—	1.0	—	—	1.0	1.0	(0.6)	1970
Port Allen (HI)	—	—	0.7	1.9	—	—	2.6	2.6	(1.7)	1985, 1993
Waipio Industrial (HI)	—	19.6	7.7	0.2	—	19.6	7.9	27.5	(1.1)	1988-1989	2009
Midstate 99 Distribution Ctr. (CA)	11.5	2.7	29.6	1.1	—	2.7	30.7	33.4	(4.3)	2002-2008	2008
Sparks Business Center (NV)	—	3.2	17.2	3.0	—	3.2	20.2	23.4	(6.6)	1996-1998	2002

Office :
Mililani South (HI)	—	7.0	3.5	0.1	—	7.0	3.6	10.6	(0.2)	1992 & 2006	2012
Judd Building (HI)	—	1.0	2.1	0.8	—	1.0	2.9	3.9	(1.2)	1898/1979	2000
Kahului Office Building (HI)	—	1.0	0.4	5.3	—	1.0	5.7	6.7	(6.3)	1974
Kahului Office Center (HI)	—	—	—	5.3	—	—	5.3	5.3	(3.2)	1991
Lono Center (HI)	—	—	1.4	0.8	—	—	2.2	2.2	(1.2)	1973	1991
Maui Clinic Building (HI)	—	—	—	0.5	—	—	0.5	0.5	(0.1)	1958	2008
Stangenwald Building (HI)	—	1.8	1.0	1.1	—	1.8	2.1	3.9	(0.6)	1901/1980	1996
Concorde Commerce Center (AZ)	—	3.9	20.9	5.8	—	3.9	26.7	30.6	(4.2)	1998	2006
Deer Valley Financial Center (AZ)	—	3.4	19.2	2.7	—	3.4	21.9	25.3	(5.3)	2001	2005
2890 Gateway Oaks (CA)	—	1.7	10.8	1.0	—	1.7	11.8	13.5	(2.5)	1999	2006
Ninigret Office X and XI (UT)	—	3.1	17.7	3.0	—	3.1	20.7	23.8	(5.3)	1999 & 2002	2006
1800/ 1820 Preston Park (TX)	—	4.5	19.9	4.4	—	4.5	24.3	28.8	(5.1)	1997-1998	2006
2868 Prospect Park (CA)	—	2.9	18.1	8.1	—	2.9	26.2	29.1	(11.6)	1998	1998
San Pedro Plaza (TX)	—	4.6	11.9	7.3	—	4.6	19.2	23.8	(9.0)	1985	1998, 2000
Union Bank (WA)	—	3.4	10.5	0.4	—	3.4	10.9	14.3	(0.9)	1993 & 2008	2011

Retail :
Gateway at Mililani Mauka (HI)	—	5.0	4.7	0.2	—	5.0	4.9	9.9	(0.3)	2006 & 2013	2011
Kahului Shopping Center (HI)	—	—	—	2.4	—	—	2.4	2.4	(1.4)	1951
Kailua Grocery Anchored (HI)	11.3	54.4	49.3	—	—	54.4	49.3	103.7	(0.1)	Various	2013
Kailua Retail Other (HI)	—	29.6	26.7	—	—	29.6	26.7	56.3	—	Various	2013
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	1.8	—	—	15.2	15.2	(4.6)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	1.3	—	2.7	11.9	14.6	(3.0)	2004	2002
Lahaina Square (HI)	—	4.6	3.7	0.3	—	4.6	4.0	8.6	(0.3)	1973	2010
Lanihau Marketplace (HI)	—	9.4	13.2	0.4	—	9.4	13.6	23.0	(1.3)	1987	2010
Maui Mall (HI)	—	0.1	9.2	16.6	—	0.1	25.8	25.9	(15.4)	1971
Napili Plaza (HI)	—	9.4	8.0	—	—	9.4	8.0	17.4	(0.2)	1991	2013
Pearl Highlands Center (HI)	61.8	43.4	96.2	—	—	43.4	96.2	139.6	(0.9)	1993	2013
Port Allen Marina Ctr. (HI)	—	—	3.4	1.0	—	—	4.4	4.4	(1.7)	2002
Waipio Shopping Center (HI)	—	24.0	7.6	0.3	—	24.0	7.9	31.9	(0.9)	1986-2004	2009
Little Cottonwood Center (UT)	6.1	12.2	9.1	0.9	—	12.2	10.0	22.2	(1.0)	1998-2008	2010
Royal MacArthur Center (TX)	—	3.5	10.1	1.5	—	3.5	11.6	15.1	(2.2)	2006	2007
The Shops at Kuiui'ula (HI)	44.0	8.9	30.1	—	—	8.9	30.1	39.0	(0.2)	2009	2013
Waianae Mall (HI)	19.9	17.4	10.1	0.7	—	17.4	10.8	28.2	(0.3)	0.0	—
Wilshire Shopping Center (CO)	—	1.3	1.3	0.4	—	1.3	1.7	3.0	(0.9)	0.0	—

Other:
Oahu Ground Leases (HI)	—	187.7	0.6	—	—	187.7	0.6	188.3	—	N/A	2013
Other miscellaneous investments	—	19.5	0.3	20.0	—	19.5	20.3	39.8	(10.1)

Total	$154.6	$532.6	$513.0	$102.0	$—	$532.6	$615.0	$1,147.6	$(116.9)

(in millions)
Description	Encum-berances	Land	Buildings and Improve-ments	Improve- ments	Carrying Costs	Land	Buildings and Improve-ments	Total	Accumulated Depreciation
Real Estate Sales Segment
Brydeswood	$—	$—	$—	$2.4	$—	$—	$2.4	$2.4	$—
The Collection	—	—	—	4.5	—	—	4.5	4.5	—
Maui Business Park II	—	—	—	53.6	—	—	53.6	53.6	—
Keola 'O Wailea (MF-11)	—	2.7	—	6.3	—	2.7	6.3	9.0	—
The Ridge at Wailea (MF-19)	—	1.9	—	6.6	—	1.9	6.6	8.5	—
Wailea B-1	—	4.6	—	—	—	4.6	—	4.6	—
Wailea MF-7	—	2.9	—	5.9	—	2.9	5.9	8.8	—
Aina ‘O Kane	—	—	—	1.2	—	—	1.2	1.2	—
Haliimaile	—	—	—	0.9	—	—	0.9	0.9	—
Kahala Portfolio	42.0	104.1	—	—	—	104.1	—	104.1	—
Kahului Town Center	—	—	—	2.2	—	—	2.2	2.2	—
Wailea SF-8	—	1.3	—	—	—	1.3	—	1.3	—
Wailea MF-6	—	5.8	—	—	—	5.8	—	5.8	—
Wailea MF-10	—	3.8	—	0.5	—	3.8	0.5	4.3	—
Wailea MF-16	—	2.7	—	—	—	2.7	—	2.7	—
Wailea, other	—	15.3	—	1.4	—	15.3	1.4	16.7	—
Santa Barbara	—	5.9	—	—	—	5.9	—	5.9	—
Kai'Olino	—	—	—	11.3	—	—	11.3	11.3	—
Grove Ranch	—	—	—	1.5	—	—	1.5	1.5	—
Waiale Community	—	—	—	1.3	—	—	1.3	1.3	—
Other Maui landholdings	—	—	—	2.5	—	—	2.5	2.5	—
Other Kauai landholdings	—	—	—	1.4	—	—	1.4	1.4	—
Total	$42.0	$151.0	$—	$103.5	$—	$151.0	$103.5	$254.5	$—

(1)	See Note 9 to consolidated financial statements.

(2)	Depreciation is computed based upon the following estimated useful lives:

Building and improvements    10 – 40 years
Leasehold improvements    5 – 10 years (lesser of useful life or lease term)

Reconciliation of Real Estate (in millions)	2013	2012	2011
Balance at beginning of year	$1,022.0	$998.5	$964.1
Additions and improvements	758.5	63.2	70.7
Impairments	—	(5.1)	—
Dispositions, retirements and other adjustments	(378.4)	(34.6)	(36.3)
Balance at end of year	$1,402.1	$1,022.0	$998.5

Reconciliation of Accumulated Depreciation (in millions)	2013	2012	2011
Balance at beginning of year	$133.8	$115.9	$107.2
Depreciation expense	19.5	18.3	17.9
Dispositions, retirements and other adjustments	(36.4)	(0.4)	(9.2)
Balance at end of year	$116.9	$133.8	$115.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company's internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated March 3, 2014; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 3, 2014

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
2.b. Agreement and Plan of Merger by and among Alexander & Baldwin, Inc., A&B II, LLC, Grace Pacific Corporation, GPC Holdings, Inc. and David C. Hulihee, dated June 6, 2013 (incorporated by reference to Annex A to Amendment No. 2 to Form S-4 filed on August 20, 2013).
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
(ix)  General Contract of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(x)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated June 14, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(xi)  General Agreement of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of America, dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).
(xii)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).
(xiii)  Credit Agreement between Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), First Hawaiian Bank, Bank of America, N.A. and the other lenders party thereto, dated as of June 4, 2012 (Exhibit 10.2 to Form 8-K, dated June 4, 2012).
(xiv)  Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of June 4, 2012 (Exhibit 10.1 to Form 8-K, dated June 4, 2012).
(xv)  Modification to Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of September 27, 2013 (Exhibit 10.a.(xviii) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2013).
(xvi) Limited Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.1 to Form 8-K, dated December 4, 2012).
(xvii)  Completion Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.2 to Form 8-K, dated December 4, 2012).
(xviii)  Note and Mortgage Assumption Agreement, dated January 15, 2013, among U.S. Bank National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, TNP SRT Waianae Mall, LLC, and A&B Waianae LLC (Exhibit 10.a.(xx) to Form 10-K for the year ended December 31, 2012).
(xix)  Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013 (Exhibit 10.a.(xxii) to Form 10-Q for the quarter ended September 30, 2013).
(xx) Form of Lock-Up Agreement by and among Alexander & Baldwin, Inc., A&B II, LLC and the shareholder, dated June 6, 2013 (incorporated by reference to Exhibit 10.2 to Form S-4 filed July 5, 2013).
(xxi) Purchase and Sale Agreement and Joint Escrow Instructions, dated October 18, 2013, between Castle Family LLC, Castle 1974 LLC, Castle Residuary LLC, and Castle Kaopa LLC, on one hand, and Alexander & Baldwin, Inc., on the other (Exhibit 10.1 to Form 8-K, dated November 19, 2013).
(xxii) First Amendment of Purchase and Sale Agreement and Joint Escrow Instructions, dated November 18, 2013, between Castle Family LLC, Castle 1974 LLC, Castle Residuary LLC, and Castle Kaopa LLC, on one hand, and Alexander & Baldwin, Inc., on the other (Exhibit 10.2 to Form 8-K, dated November 19, 2013).
(xxiii) Purchase and Sale Agreement and Joint Escrow Instructions, dated October 18, 2013, between Harold K. L Castle Foundation and Alexander & Baldwin, Inc. (Exhibit 10.3 to Form 8-K, dated November 19, 2013).

(xxiv) First Amendment of Purchase and Sale Agreement and Joint Escrow Instructions, dated November 18, 2013, between Harold K. L Castle Foundation and Alexander & Baldwin, Inc. (Exhibit 10.4 to Form 8-K, dated November 19, 2013).
(xxv)  Term Loan Agreement among Kukui`ula Village LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxvi)  Real Estate Term Loan Agreement among Kukui`ula Village LLC, Kukui`ula Development Company (Hawaii), LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxvi) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
*10.b.1. (i)  Alexander & Baldwin, Inc. 2012 Incentive Compensation Plan (Exhibit 99.1 to Form S-8 filed on June 29, 2012).
(ii)  Form of Notice of Stock Option Grant (Exhibit 99.2 to Form S-8 filed on June 29, 2012).
(iii)  Form of Stock Option Agreement for Executive Employees (Exhibit 99.4 to Form S-8 filed on June 29, 2012).
(iv)  Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1.(iv) to Form 10-K for the year ended December 31, 2012).
(v)  Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(v) to Form 10-K for the year ended December 31, 2012).
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
(xix)  Form of Letter Agreement (Exhibit 10.1 to Form 8-K, dated June 28, 2012).
(xx)  Alexander & Baldwin, Inc. Executive Severance Plan (Exhibit 10.2 to Form 8-K, dated June 28, 2012).

(xxi)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).
(xxii)  Alexander & Baldwin, Inc. Excess Benefits Plan (Exhibit 10.4 to Form 8-K, dated June 28, 2012).
(xxiii)  Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of March 1, 2013 (Exhibit 10.b.1(xxiii) to Form 10-Q for the quarter ended March 31, 2013).
(xxiv)  Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended June 30, 2012).
(xxv)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10-Q for the quarter ended June 30, 2012).
(xxvi)  Amendment No. 1 to the Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013 (Exhibit 10.b.1(xxvi) to Form 10-Q for the quarter ended March 31, 2013).
(xxvii)  Letter Agreement, dated October 22, 2009, between Alexander & Baldwin, Inc. and W. Allen Doane (incorporated by reference to Exhibit 10.b.1.(lxxii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2009)).

21.	Subsidiaries.
21.    Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2014.

23.	Consent of Deloitte & Touche LLP dated March 3, 2014.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.	Mine Safety Disclosure

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: March 3, 2014	By: /s/ Stanley M. Kuriyama
Stanley M. Kuriyama, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley M. Kuriyama	Chairman of the Board	March 3, 2014
Stanley M. Kuriyama	and Chief Executive Officer

/s/ Paul K. Ito	Senior Vice President,	March 3, 2014
Paul K. Ito	Chief Financial Officer, Treasurer and Controller

/s/ W. Allen Doane	Director	March 3, 2014
W. Allen Doane

/s/ Walter A. Dods, Jr.	Director	March 3, 2014
Walter A. Dods, Jr.

/s/ Robert S. Harrison	Director	March 3, 2014
Robert S. Harrison

/s/ David C. Hulihee	Director	March 3, 2014
David C. Hulihee

/s/ Charles G. King	Director	March 3, 2014
Charles G. King

/s/ Douglas M. Pasquale	Director	March 3, 2014
Douglas M. Pasquale

/s/ Michele K. Saito	Director	March 3, 2014
Michele K. Saito

/s/ Jeffrey N. Watanabe	Lead Director	March 3, 2014
Jeffrey N. Watanabe

/s/ Eric K. Yeaman	Director	March 3, 2014
Eric K. Yeaman

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in this Registration Statement No. 333-182419 on Form S-8 of our reports relating to the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries and the effectiveness of Alexander & Baldwin, Inc. and subsidiaries’ internal control over financial reporting dated March 3, 2014, appearing in the Annual Report on Form 10-K of Alexander & Baldwin, Inc for the year ended December 31, 2013.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 3, 2014