Form 10-Q
period 2014-03-31
Alexander & Baldwin, Inc.
filed 2014-05-09
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2014:     48,727,647

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating Revenue:
Real estate leasing	$31.0	$17.7
Real estate development and sales	0.9	0.5
Construction and natural materials	50.1	—
Agribusiness	12.9	14.7
Total operating revenue	94.9	32.9
Operating Costs and Expenses:
Cost of real estate leasing	19.6	9.7
Cost of real estate development and sales	(0.1)	0.1
Cost of construction contracts and natural materials	42.1	—
Costs of agribusiness revenues	9.8	10.8
Selling, general and administrative	13.4	8.6
Total operating costs and expenses	84.8	29.2
Operating Income	10.1	3.7
Other Income and (Expense):
Income (loss) related to joint ventures	(1.6)	0.5
Interest income and other	0.7	—
Interest expense	(7.2)	(3.6)
Income From Continuing Operations Before Income Taxes	2.0	0.6
Income tax expense	2.5	0.2
Income (Loss) From Continuing Operations	(0.5)	0.4
Income From Discontinued Operations (net of income taxes)	34.3	4.6
Net Income	33.8	5.0
Income attributable to noncontrolling interest	(0.4)	—
Net Income Attributable to A&B	$33.4	$5.0

Basic Earnings (Loss) Per Share:
Continuing operations attributable to A&B shareholders	$(0.02)	$0.01
Discontinued operations attributable to A&B shareholders	0.71	0.11
Net income attributable to A&B shareholders	$0.69	$0.12
Diluted Earnings (Loss) Per Share:
Continuing operations attributable to A&B shareholders	$(0.02)	$0.01
Discontinued operations attributable to A&B shareholders	0.70	0.11
Net income attributable to A&B shareholders	$0.68	$0.12
Weighted Average Number of Shares Outstanding:
Basic	48.7	43.0
Diluted	49.2	43.6
Amounts Attributable to A&B Shareholders:
Income (loss) from continuing operations, net of tax	$(0.9)	$0.4
Discontinued operations, net of tax	34.3	4.6
Net income	$33.4	$5.0

Cash dividends declared per share	$0.04	$—

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In millions) (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net Income	$33.8	$5.0
Other Comprehensive Income:
Defined benefit pension plans:
Amortization of prior service cost (credit) included in net periodic pension cost	(0.3)	(0.3)
Amortization of net loss included in net periodic pension cost	1.9	2.0
Income taxes related to other comprehensive income	(0.6)	(0.7)
Other Comprehensive Income	1.0	1.0
Comprehensive Income	$34.8	$6.0
Comprehensive income attributable to noncontrolling interest	$(0.4)	$—
Comprehensive income attributable to A&B	$34.4	$6.0

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$5.5	$3.3
Accounts and other notes receivable, net	32.9	36.5
Contracts retention	8.8	9.3
Costs and estimated earnings in excess of billings on uncompleted contracts	13.1	10.5
Inventories	94.8	68.1
Real estate held for sale	8.9	15.9
Deferred income taxes	7.8	7.8
Income tax receivable	—	3.0
Prepaid expenses and other assets	18.3	17.0
Total current assets	190.1	171.4
Investments in Affiliates	344.2	341.4
Real Estate Developments	248.2	249.1
Property – net	1,271.2	1,273.7
Intangible assets - net	70.7	74.1
Goodwill	100.0	99.6
Other Assets	71.1	75.9
Total assets	$2,295.5	$2,285.2
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$51.7	$105.2
Accounts payable	31.8	32.6
Income taxes - current	12.8	—
Billings in excess of costs and estimated earnings on uncompleted contracts	4.2	4.4
Accrued interest	3.3	5.9
Deferred revenue	13.3	17.8
Indemnity holdback related to Grace Acquisition	18.8	18.8
Accrued and other liabilities	26.6	33.5
Total current liabilities	162.5	218.2
Long-term Liabilities:
Long-term debt	634.9	605.5
Deferred income taxes	194.0	188.7
Accrued pension and postretirement benefits	36.5	37.3
Other non-current liabilities	58.8	60.7
Total long-term liabilities	924.2	892.2
Commitments and Contingencies (Note 3)
Equity:
Common stock	1,144.7	1,142.3
Accumulated other comprehensive loss	(29.1)	(30.1)
Retained earnings	83.9	53.7
Total A&B Shareholders' equity	1,199.5	1,165.9
Noncontrolling interest	9.3	8.9
Total equity	1,208.8	1,174.8
Total liabilities and equity	$2,295.5	$2,285.2

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows used in Operating Activities:	$(29.4)	$(25.2)
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(8.5)	(6.5)
Capital expenditures related to 1031 commercial property transactions	—	(9.8)
Proceeds from investment tax credits and grants related to renewable energy projects	3.5	—
Proceeds from disposal of property and other assets	0.4	0.1
Proceeds from disposals related to 1031 commercial property transactions	69.4	14.7
Payments for purchases of investments in affiliates	(5.0)	(4.7)
Proceeds from investments in affiliates	0.5	0.6
Change in restricted cash associated with 1031 transactions	(2.8)	(4.9)
Net cash provided by (used in) investing activities	57.5	(10.5)
Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	45.0	35.0
Payments of long-term debt and deferred financing costs	(11.0)	(5.2)
Proceeds (payments) from line-of-credit agreements, net	(58.0)	4.5
Dividends paid	(1.9)	—
Proceeds from issuance (repurchase) of capital stock and other, net	—	1.5
Net cash provided by (used in) financing activities	(25.9)	35.8
Cash and Cash Equivalents:
Net increase for the period	2.2	0.1
Balance, beginning of period	3.3	1.1
Balance, end of period	$5.5	$1.2

Other Cash Flow Information:
Interest paid	$(9.8)	$(7.2)
Income taxes paid	$(3.5)	$(0.8)
Other Non-cash Information:
Note payable assumed in connection with acquisition of Waianae Mall	$—	$19.7
Capital expenditures included in accounts payable and accrued expenses	$1.2	$6.5

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2014 and 2013

	March 31, 2014			March 31, 2013
	A&B Share- holders' Equity	Non- controlling interest	Total	A&B Share- holders' Equity	Non- controlling interest	Total

Beginning balance	$1,165.9	$8.9	$1,174.8	$914.4	$—	$914.4
Net Income	33.4	0.4	33.8	5.0	—	5.0
Other comprehensive income, net of tax	1.0	—	1.0	1.0	—	1.0
Dividends paid on common stock	(1.9)	—	(1.9)	—	—	—
Share-based compensation	1.2	—	1.2	1.1	—	1.1
Shares issued or repurchased, net	(1.3)	—	(1.3)	(1.1)	—	(1.1)
Excess tax benefit from share-based awards	1.2	—	1.2	0.7	—	0.7
Ending balance	$1,199.5	$9.3	$1,208.8	$921.1	$—	$921.1

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

Natural Materials and Construction: On October 1, 2013, the Company consummated its acquisition of Grace, a Hawaii-based natural materials and infrastructure construction company. Natural Materials and Construction, which contains one segment and includes the results of Grace from the date of acquisition, mines, processes, and sells basalt aggregate; imports sand and aggregates for sale and use; imports and markets liquid asphalt; manufactures and markets asphaltic concrete; performs asphalt paving as prime contractor and subcontractor; manufactures and supplies precast/prestressed concrete products; and provides various construction and traffic-control related products and services.

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

(2)
Basis of Presentation.  The condensed consolidated financial statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013, and other subsequent filings with the SEC.

Rounding: Amounts in the condensed consolidated financial statement and Notes are rounded to the nearest tenth of a million, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

Certain amounts reflected in the condensed consolidated statements of cash flows were reclassified to improve the transparency of the Company's cash flows. The Company's presentation of 1031 activities in the condensed consolidated cash flows was previously presented as a non-cash activity, but are now reflected as additional items within cash flows from investing activities. Net cash provided by (used in) operations, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities did not change as a result of the reclassifications.

(3)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 10 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013, included the following (in millions):

Standby letters of credit related to real estate projects	$11.4
Bonds related to real estate and construction*	$418.6

*
Represents bonds related to construction and real estate activities in Hawaii, and include construction bonds issued by third party sureties (bid, performance, and payment bonds) and commercial bonds issued by third party sureties (permit, subdivision, license, and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

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

Other Obligations:  Certain of the real estate businesses in which the Company holds a non-controlling interest have long-term debt obligations. One of the Company’s joint ventures has a $10 million loan that matures in August 2015. As a condition to providing the loan to the joint venture, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement is not material, and as of March 31, 2014, the Company had not paid or accrued any amounts under the guaranty.

Other than obligations described above, obligations of the Company’s joint ventures do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.

Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by Hawaiian Commercial & Sugar Company (“HC&S”), a division of A&B that produces raw sugar. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. If the Company is not permitted to utilize sufficient quantities of stream waters from State lands in East Maui, it could have a material adverse effect on the Company’s sugar-growing operations.

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

On June 25, 2004, two organizations filed a petition with the Water Commission to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provided approximately 14 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals. On June 23, 2011, the case was transferred to the Hawaii Supreme Court.  On August 15, 2012, the Hawaii Supreme Court overturned the Water Commission's decision and remanded the case to the Water Commission for further consideration in connection with the establishment of the IIFS. In April 2014, the Water Commission approved a settlement among all of the parties in the case, which requires the return of additional water to the two other streams.

The loss of surface water resulting from this settlement, along with water loss that may result from the Water Commission’s future decisions, imposes challenges to the Company’s sugar growing operations. The water loss will result in a combination of future suppression of sugar yields and negative financial impacts on the Company that will only be quantifiable over time. Accordingly, the Company is unable to predict, at this time, the total impact of the water proceedings.

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

The Company is currently evaluating the final rule and assessing its compliance options.  Based on the Company's review, the EPA has made significant revisions from the March 2011 final rule addressing industry concerns. The Company, along with the Florida Sugar Industry, has submitted a petition for reconsideration of certain issues in the final Boiler MACT rule. The EPA has indicated that it will be granting petitions for reconsideration of certain issues, including correcting an error that led to a final limit on carbon monoxide emissions from sugar mill boilers that was lower than it should have been. The EPA’s reconsideration, as well as pending litigation, could result in changes being made to the rule that could impact both the compliance requirements and the ability to meet the compliance deadlines.

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

The Company has begun the process of assessing current carbon monoxide emissions during bagasse firing, and will need to complete an engineering evaluation in order to develop a plan for compliance with the new rule.  The compliance deadline for this rule will be three years from the date of publication of the final rule in the Federal Register (i.e., January 31, 2016), with the option for states to grant a one-year extension.  A preliminary estimate of anticipated compliance costs is less than $5 million based on currently available information. This estimate will be refined as the Company's engineering evaluation proceeds and as EPA-related litigation and reconsideration issues are resolved.

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

(4)	Earnings Per Share (“EPS”): The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations attributable to A&B (in millions):

	2014	2013
Income (loss) from continuing operations	$(0.5)	$0.4
Noncontrolling interest	(0.4)	—
Income (loss) from continuing operations attributable to A&B, net of tax	$(0.9)	$0.4
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended
	March 31,
	2014	2013
Denominator for basic EPS – weighted average shares	48.7	43.0
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.5	0.6
Denominator for diluted EPS – weighted average shares	49.2	43.6

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

During the three month periods ended March 31, 2014 and 2013, there were no anti-dilutive securities outstanding.

(5)
Fair Value of Financial Instruments.  The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money markets funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at March 31, 2014 was $686.6 million and $706.5 million, respectively, and $710.7 million and $723.2 million at December 31, 2013, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

(6)
Inventories.  Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Natural Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.

Inventories at March 31, 2014 and December 31, 2013 were as follows (in millions):

	March 31, 2014	December 31, 2013
Sugar inventories	$15.7	$16.8
Work in process - sugar	25.1	—
Asphalt	22.9	17.9
Processed rock, portland cement, and sand	13.7	12.9
Work in process - aggregate	2.9	2.7
Retail merchandise	1.6	1.8
Parts, materials and supplies inventories	12.9	16.0
Total	$94.8	$68.1

(7)
Share-Based Compensation.  Under the 2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of March 31, 2014, 1,393,266 shares of the Company’s common stock remained available for future issuance, which is reflective of a 2.7 million share reduction for outstanding equity awards replaced in the separation transaction from Matson, Inc. in 2012. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Activity in the Company’s stock option plans in 2014 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2014	1,337.3	$19.21
Exercised	(153.6)	$21.23
Forfeited and expired	—	$—
Outstanding, March 31, 2014	1,183.7	$18.94	5.1	$27,718
Exercisable, March 31, 2014	1,134.2	$18.79	5.0	$26,735

The following table summarizes non-vested restricted stock unit activity through March 31, 2014 (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2014	242.3	$27.92
Granted	106.2	$39.67
Vested	(64.9)	$24.36
Outstanding, March 31, 2014	283.6	$33.13

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

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended
	March 31,
	2014	2013
Share-based expense (net of estimated forfeitures):
Stock options	$0.2	$0.4
Restricted stock units	1.0	0.7
Total share-based expense	1.2	1.1
Total recognized tax benefit	(0.3)	(0.3)
Share-based expense (net of tax)	$0.9	$0.8

(8)
Discontinued Operations.  The revenues and expenses related to the sale of Maui Mall, a retail property on Maui, has been classified as discontinued operations. During 2013, the sales of four industrial properties, three retail properties and two office buildings were classified as discontinued operations.

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

The revenue, operating profit, income tax expense and after-tax effects of these transactions were as follows (in millions):

	Quarter Ended
	March 31,
	2014	2013
Proceeds from the sale of income-producing properties	$70.1	$8.6
Real estate leasing revenue	0.2	14.9
	$70.3	23.5

Gain on sale of income-producing properties	55.9	4.2
Real estate leasing operating profit	0.2	3.3
Total operating profit before taxes	56.1	7.5
Income tax expense	21.8	2.9
Income from discontinued operations	$34.3	$4.6

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

The components of net periodic benefit cost recorded for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Service cost	$0.7	$0.6	$0.1	$0.1
Interest cost	1.9	2.1	0.1	0.2
Expected return on plan assets	(2.7)	(2.6)	—	—
Amortization of prior service credit	(0.2)	(0.2)	—	—
Amortization of net loss	1.9	2.0	0.1	—
Net periodic benefit cost	$1.6	$1.9	$0.3	$0.3

(10)
New Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity(“ASU 2014-08”). This update changes the requirements for reporting discontinued operations under Subtopic 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group of components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale. The amendments in ASU 2014-08 improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in the update require additional disclosures about discontinued operations and disclosures related to the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The amendments in ASU 2014-08 are to be applied to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company plans to early adopt the provisions under ASU 2014-08; however, there are currently no dispositions that would be subject to the new provisions for the three month period ended March 31, 2014.

(11)	Accumulated Other Comprehensive Income. The changes in accumulated other comprehensive income by component for the three months ended March 31, 2014 were as follows (in millions, net of tax):

Pension and postretirement plans
Three Months Ended March 31, 2014
Beginning balance	$30.1
Amounts reclassified from accumulated other comprehensive income, net of tax	(1.0)
Ending balance	$29.1

The reclassifications of other comprehensive income components out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Income for the Three Months Ended	Amounts Reclassified from Accumulated Other Comprehensive Income for the Nine Months Ended
Details about Accumulated Other Comprehensive Income Components	March 31, 2014	March 31, 2013
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Actuarial loss*	$1.9	2.0
Prior service credit*	(0.3)	(0.3)
Total before income tax	1.6	1.7
Income taxes	(0.6)	(0.7)
Other comprehensive income net of tax	$1.0	$1.0

*	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

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

Prior to June 30, 2012, the Company was included in the consolidated tax return of Matson, Inc. (formerly Alexander & Baldwin Holding, Inc.) for results occurring prior to June 30, 2012. Upon Separation from Matson, Inc. (“Matson”) in 2012, the Company’s unrecognized tax benefits were reflected on Matson’s financial statements because Matson is considered the successor parent to the former Alexander & Baldwin, Inc. affiliated tax group. In connection with the separation from Matson, the Company entered into a Tax Sharing Agreement with Matson. As of March 31, 2014, $0.3 million remained as a liability for the indemnity to Matson in the event the Company’s pre-Separation unrecognized tax benefits are not realized. As of March 31, 2014, the Company has not identified any material unrecognized tax positions.

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

The Company is subject to taxation by the United States and various state and local jurisdictions. As of March 31, 2014, the Company’s tax year 2012 is open to examination by the tax authorities. In addition, tax years 2010, 2011 and 2012, for which the Company was included in the consolidated tax group with Matson, are open to examination by the tax authorities in the Company’s material jurisdictions. In addition, the 2009 tax year is also open to examination by California. The Company is not currently under examination by any tax authorities.

The effective income tax rate for the three month period ended March 31, 2014 was higher than the statutory rate due primarily due to a final tax adjustment of $1.6 million recorded in the quarter related to the accounting for deferred intercompany gains triggered by the separation from Matson, Inc.

(13)
Notes Payable and Long-Term Debt. On December 18, 2013, the Company entered into a short-term facility ("Bridge Loan"), by and among A&B LLC, Bank of America, N.A., and other lenders party thereto, to finance a portion of the Company's $372.7 million purchase of the Kailua Portfolio. On December 20, 2013, the Company consummated the acquisition and borrowed $60 million under the Bridge Loan, which bore interest at LIBOR plus 3 percent. The Bridge Loan was paid off on January 6, 2014 with reverse 1031 proceeds from the disposition of Maui Mall.

(14)
Derivative Instruments. The Company is exposed to interest rate risk related to its variable interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and variable rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.

The Company measures its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are determined based on discounted cash flow analyses reflecting the terms of the contracts, and utilize observable inputs such as interest rates and yield curves.
As of March 31, 2014, the Company had a gross notional amount of $21.3 million related to interest rate swaps that were assumed in connection with 2013 acquisitions, in which the floating rates are swapped for fixed rates. The table below presents the fair value of derivative financial instruments, which are included in Other non-current liabilities in the condensed consolidated balance sheets (in millions):

	As of March 31,	As of December 31,
	2014	2013
Interest rate swap liability - floating to fixed rate	$2.9	$2.8
The amount of expense the Company recorded in Interest income and other in the consolidated statements of income for the change in the fair values of the interest rate swaps was not material in 2014. No income or expense was recorded in the first quarter of 2013 related to the interest rate swaps since the swaps were acquired in the fourth quarter of 2013.

(15)    Segment Results. Segment results for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Real Estate[1]:
Leasing	$31.2	$26.3
Development and Sales	71.0	15.4
Less amounts reported in discontinued operations	(70.3)	(23.5)
Natural materials and construction	50.1	—
Agribusiness	12.9	14.7
Total revenue	$94.9	$32.9
Operating Profit, Net Income:
Real Estate[1]:
Leasing	$11.8	$10.9
Development and Sales	52.3	2.4
Less amounts reported in discontinued operations	(56.1)	(7.5)
Natural materials and construction	3.4	—
Agribusiness	3.0	3.8
Total operating profit	14.4	9.6
Interest Expense	(7.2)	(3.6)
General Corporate Expenses	(5.2)	(5.4)
Income From Continuing Operations Before Income Taxes	2.0	0.6
Income Tax Expense	2.5	0.2
Income (Loss) From Continuing Operations	(0.5)	0.4
Income From Discontinued Operations (net of income taxes)	34.3	4.6
Net Income	33.8	5.0
Income attributable to noncontrolling interest	(0.4)	—
Net income attributable to A&B	$33.4	$5.0

1   Prior year amounts recast for amounts treated as discontinued operations.

(16)    Grace Acquisition - Preliminary Valuation of Assets and Liabilities.

The assets acquired and liabilities assumed in the Grace acquisition have been measured at their fair values at October 1, 2013 as set forth below. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill, which primarily reflects the value of the know-how, operating processes and employee base of Grace, and other intangible assets that do not qualify for separate recognition

The initial fair values recorded were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change within the measurement period and the change could be material. The primary areas that are not yet finalized include environmental liabilities, certain legal matters and goodwill.

The preliminary fair values and adjustments recorded in the first quarter of 2014 for the assets acquired and liabilities assumed for Grace are as follows:

	Preliminary Valuation October 1, 2013	Adjustments/reclassifications	Adjusted Valuation March 31, 2014
Fair value of consideration transferred	$240.7	$—	$240.7

Cash	5.7	—	5.7
Intangible assets	5.8	—	5.8
All other assets	277.4	—	277.4
Total assets acquired	288.9	—	288.9
Liabilities assumed	138.5	0.4	138.9
Total net assets acquired	150.4	(0.4)	150.0
Excess of purchase price over net assets acquired	$90.3	$0.4	$90.7

During the first quarter of 2014, the Company recorded an adjustment to the preliminary valuation of liabilities resulting in a net increase to goodwill of $0.4 million. The adjustment did not have a significant impact on the Company's condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, was not retrospectively adjusted in the financial statements. The provisional measurements of assets and liabilities set forth above are subject to further change. The Company expects to complete the purchase accounting valuation as soon as practicable, but in any event, no later than one year from the acquisition date.

(17)
Investments in Affiliates. At March 31, 2014 and 2013, investments in affiliates consisted principally of equity investments in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The Company’s operating results include its proportionate share of net income (loss) from its equity method investments. Summarized financial information for the Company’s significant equity method investment in its Kukui’ula joint venture for the three months ended March 31, 2014 and 2013 was as follows (in millions):

	Three Months Ended March 31,
	2014	2013

Operating revenue	$1.3	$1.0
Operating income, income (loss) from continuing operations, and net income (loss)	$(1.2)	$1.0

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the condensed consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Alexander & Baldwin, Inc. (“A&B” or the “Company”), from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in “Risk Factors” of the Company’s 2013 Annual Report on Form 10-K and other filings with the SEC. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three months ended March 31, 2014 and 2013.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the three months ended March 31, 2014 and 2013, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•	Outlook: This section provides a discussion of management’s general outlook about the Hawaii economy and the Company’s markets.

•	Other Matters: This section provides a summary of other matters, such as officer and management changes.

BUSINESS OVERVIEW

Alexander & Baldwin, whose history in Hawaii dates back to 1870, is a land and real estate corporation headquartered in Honolulu that conducts business in four operating segments in three industries—Real Estate, Natural Materials and Construction and Agribusiness.

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

Natural Materials and Construction: On October 1, 2013, the Company consummated the acquisition of Grace, a Hawaii-based natural materials and infrastructure construction company. Natural Materials and Construction, which contains one segment and includes the results of Grace from the date of acquisition, mines, processes, and sells basalt aggregate; imports sand and aggregates for sale and use; imports and markets liquid asphalt; manufactures and markets asphaltic concrete; performs asphalt paving as prime contractor and subcontractor; manufactures and supplies precast/prestressed concrete products; and provides various construction- and traffic-control- related products and services.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – First quarter of 2014 compared with 2013

	Quarter Ended March 31,
(dollars in millions)	2014	2013	Change
Operating revenue	94.9	32.9	188.4%
Operating costs and expenses	84.8	29.2	190.4%
Operating income	10.1	3.7	173.0%
Other income and (expense)	(8.1)	(3.1)	161.3%
Income from continuing operations before income taxes	2.0	0.6	3X
Income tax expense	2.5	0.2	13X
Discontinued operations (net of income taxes)	34.3	4.6	7X
Net income	33.8	5.0	7X
Income attributable to noncontrolling interest	(0.4)	—	NM
Net income attributable to A&B	$33.4	$5.0	7X

Basic earnings per share attributable to A&B	$0.69	$0.12	6X
Diluted earnings per share attributable to A&B	$0.68	$0.12	6X

Consolidated operating revenue for the first quarter of 2014 increased $62.0 million, or 188.4 percent, compared to the first quarter of 2013. This increase was principally due to $50.1 million of revenue from Natural Materials and Construction due the the acquisition of Grace on October 1, 2013, $13.3 million in higher Real Estate Leasing revenue (excluding revenue from discontinued operations), partially offset by $1.8 million in lower Agribusiness revenues. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first quarter of 2014 increased $55.6 million, or 190.4 percent, compared to the first quarter of 2013, due principally to $42.1 million of cost related to the Natural Materials and Construction segment that was acquired on October 1, 2013, $9.9 million in higher Real Estate Leasing costs (excluding costs from discontinued operations), $4.8 million in higher selling, general and administrative costs, principally attributable to the addition of Grace, partially offset by $1.0 million in lower Agribusiness costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $(8.1) million in the first quarter of 2014 compared to $(3.1) million in the first quarter of 2013. The change in other income (expense) was primarily due to higher interest expense as a result of an increase in debt related to 2013 acquisitions.

Income taxes and the effective tax rate for the first quarter of 2014 were higher compared to the first quarter of 2013 due principally to a final tax adjustment of $1.6 million recorded in the quarter related to the accounting for deferred intercompany gains triggered by the separation from Matson, Inc.

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

Effect of Property Sales Mix on Operating Results: Direct year-over-year comparison of the real estate development and sales results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography and timing are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed and commercial property, due to the low historical-cost basis of A&B’s Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

Real Estate Leasing – First quarter of 2014 compared with 2013

	Quarter Ended March 31,
(dollars in millions)	2014	2013	Change
Real estate leasing segment revenue	$31.2	$26.3	18.6%
Real estate leasing segment operating costs and expenses	(19.0)	(15.0)	26.7%
Selling, general and administrative	(0.5)	(0.5)	—%
Other income	0.1	0.1	—%
Real estate leasing operating profit	$11.8	$10.9	8.3%
Operating profit margin	37.8%	41.4%
Net Operating Income*	$19.6	$16.7	17.4%
Leasable Space (million sq. ft.) — Improved
Hawaii	2.4	1.6
Mainland	2.5	6.3

*	Refer to page 20 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing segment revenue for the first quarter of 2014, before subtracting amounts presented as discontinued operations, was 18.6 percent higher than 2013, primarily due to changes in the composition of the portfolio from sales and acquisitions activity and higher Hawaii portfolio occupancies, partially offset by higher depreciation and amortization. Sales and acquisition activity occurring after the first quarter of 2013 are shown in the table that follows.

Operating profit for the first quarter of 2014, before subtracting amounts presented as discontinued operations, was 8.3 percent higher than 2013 for the reasons previously cited for the revenue increase, partially offset by higher expenses related to sales and acquisition activity and a $1.2 million increase in depreciation and amortization expenses resulting from a step-up in asset bases for acquisitions made pursuant to IRS code section 1031. Tenant improvement costs and leasing commissions were $1.0 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.

Net operating income for the quarter increased by 17.4 percent due to the expansion of the Hawaii portfolio in 2013, partially offset by the sales of ten Mainland assets in 2013 and Maui Mall in January 2014.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the quarter ended March 31, 2014 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Industrial	99%	100%	100%
Office	81%	87%	86%
Retail	93%	90%	93%
Total	94%	93%	93%

Leasable space decreased in the first quarter of 2014 compared with the first quarter of 2013, principally due to the following activity between April 1, 2013 and March 31, 2014:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
9-13	Centennial Plaza	244,000	5-13	Napili Plaza	45,100
9-13	Issaquah Office Center	146,900	9-13	Pearl Highlands	415,400
10-13	Republic Distribution Center	312,500	9-13	Shops at Kukui’ula	78,900
12-13	Activity Distribution Center	252,300	12-13	Kailua Portfolio	386,200
12-13	Heritage Business Park	1,316,400
12-13	Savannah Logistics Park	1,035,700
12-13	Broadlands Marketplace	103,900
12-13	Meadows on the Parkway	216,400
12-13	Rancho Temecula Town Ctr.	165,500
1-14	Maui Mall	185,700

	Total Dispositions	3,979,300		Total Acquisitions	925,600

Same store occupancy in 2014 was 93%, compared to 91% in 2013, due primarily to higher Mainland occupancy at an industrial property in California and an industrial property and an office property on Maui. "Same store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.

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

Reconciliation of Real Estate Leasing Operating Profit to NOI
(In Millions, Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Real estate leasing segment operating profit before discontinued operations	$11.8	$10.9
Less amounts reported in discontinued operations (pre-tax)	(0.2)	(3.3)
Real estate leasing segment operating profit after subtracting discontinued operations	11.6	7.6
Adjustments:
Depreciation and amortization	7.1	5.8
Straight-line lease adjustments	(0.5)	(0.8)
General and administrative expenses	1.2	0.8
Discontinued operations	0.2	3.3
Real estate leasing segment NOI	$19.6	$16.7

Real Estate Development and Sales – First quarter of 2014 compared with 2013

	Quarter Ended March 31,
(dollars in millions)	2014	2013	Change
Improved property sales revenue	$70.1	$14.9	5X
Development sales revenue	—	—	—%
Unimproved/other property sales revenue	0.9	0.5	80.0%
Total real estate development and sales segment revenue	71.0	15.4	5X
Cost of real estate development and sales	(14.1)	(10.7)	31.8%
Operating expenses	(4.0)	(2.8)	42.9%
Earnings (loss) from joint ventures	(0.9)	0.5	NM
Other income (loss)	0.3	—	NM
Total real estate development and sales operating profit	$52.3	$2.4	22X
Real estate development and sales operating profit margin	73.7%	15.6%

First quarter 2014: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $71.0 million and $52.3 million, respectively, and were principally related to the sale of the 185,700 square-foot Maui Mall and recognition of $6 million in deferred revenue associated with the sale of three mainland retail properties in the fourth quarter of 2013. Operating profit also included two non-core Maui land sales and the sales of joint venture resort residential units, including two on the Big Island, one on Maui and two on Kauai, partially offset by joint venture expenses, including a $0.3 million estimated impairment of a Mainland joint venture investment that the Company expects to exit in 2014. The increase in operating expenses were due primarily to higher administrative and holding costs for Maui Business Park II, the Kahala portfolio and The Collection condominium project.

First quarter 2013: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $15.4 million and $2.4 million, respectively, and were principally related to the sale of a California industrial property. Operating profit also included the sales of joint venture resort residential units, including two on the Big Island, two on Maui and one on Kauai, partially offset by joint venture expenses.

Real Estate Discontinued Operations – 2014 compared with 2013

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended March 31,
	2014	2013
Proceeds from the sale of income-producing properties	$70.1	$8.6
Real Estate Leasing revenue	0.2	14.9
Total	$70.3	$23.5

Gain on sale of income-producing properties	$55.9	$4.2
Real Estate Leasing operating profit	0.2	3.3
Total operating profit before taxes	56.1	7.5
Income tax expense	21.8	2.9
Income from discontinued operations	$34.3	$4.6

2014:  The revenue and expenses related to the sale and operations of Maui Mall, a retail property on Maui, have been classified as discontinued operations.

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

NATURAL MINERALS AND CONSTRUCTION
On October 1, 2013, the Company completed the acquisition of Grace, a Hawaii-based natural materials and infrastructure construction company. Due to the impact of inclement weather and major holidays on available paving days, Grace typically will exhibit seasonal highs and lows in its operating results, with the first and fourth quarters of each calendar year usually posting lower results as compared to the second and third quarters.

Natural Minerals and Construction - First quarter of 2014

(dollars in millions)	2014
Revenue	$50.1
Operating profit	$3.4
Operating profit margin	6.8%
Depreciation and amortization	$4.2
Aggregate used and sold (tons in thousands)	145.4
Asphaltic concrete placed (tons in thousands)	108.9
Backlog	$257.4
Natural Materials and Construction revenue was $50.1 million for the first quarter of 2014, and was primarily attributable to Grace's quarrying and paving activities, which reflected approximately 145.4 thousand tons of aggregate used and sold and 108.9 thousand tons of asphaltic concrete placed. Backlog at the end of March 31, 2014 was $257.4 million (which includes the backlog of Maui Paving, a 50 percent-owned non-consolidated affiliate), as compared to $218.1 million as of December 31, 2013.

Operating profit was $3.4 million for the first quarter of 2014, primarily related to Grace's quarrying, paving and asphalt activities, and reflected approximately $1.2 million in negative non-cash purchase price accounting adjustments to tangible and intangible assets recorded at fair value in the acquisition. Operating profit margin, excluding the purchase price accounting adjustments was 9.2 percent.
Revenue and operating profit were impacted by adverse weather conditions and subcontractor delays, which reduced the number of available paving crew work days by 25 percent in January and February, resulting in lower than projected first quarter performance. Improved weather conditions in March, however, led to more normalized performance for Grace.
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

Agribusiness – First quarter of 2014 compared with 2013

	Quarter Ended March 31,
(dollars in millions)	2014	2013	Change
Revenue	$12.9	$14.7	(12.2)%
Operating profit	$3.0	$3.8	(21.1)%
Operating profit margin	23.3%	25.9%
Tons sugar produced	1,400	8,200	(82.9)%
Tons sugar sold (raw and specialty sugar)	2,400	2,700	(11.1)%

Agribusiness revenue for the first quarter of 2014 decreased $1.8 million, or 12.2 percent, compared to the first quarter of 2013. The decrease was primarily due to $1.3 million in lower trucking revenue due to scaled-down operations on Kauai, and $0.4 million lower power sales from lower volume during the first quarter.

Operating profit for the first quarter of 2014 decreased $0.8 million compared to the first quarter of 2013. The decrease was principally due to $0.6 million in lower power margins from lower volume, $0.4 million in lower raw sugar margins due to an increase in the lower-of-cost-or-market adjustment resulting from lower sugar prices and higher ending inventory balances, partially offset by $0.2 million in higher specialty sugar margins due to lower production costs.

Sugar production for the first quarter of 2014 was 82.9 percent lower than the first quarter of 2013 due to a lower number of acres harvested and lower yields during the quarter, resulting from abnormally wet conditions at the start of the harvesting season. Sugar volume sold was 11.1 percent lower for the same period, due to lower specialty sugar sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs have historically been to support working capital requirements and fund capital expenditures and real estate developments. A&B’s principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and borrowing capacity under its various credit facilities.
A&B’s operating income is generated by its subsidiaries. There are no material restrictions on the ability of A&B’s subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may enter into acquisitions or joint ventures or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” of the Company’s 2013 Annual Report on Form 10-K.
On December 18, 2013, the Company entered into a short-term facility ("Bridge Loan"), by and among A&B LLC, Bank of America, N.A., and other lenders party thereto, to finance a portion of the Company's $372.7 million purchase of the Kailua Portfolio. On December 20, 2013, the Company consummated the Kailua Portfolio acquisition and borrowed $60.0 million under the Bridge Loan, which bore interest at LIBOR plus 3.0% percent. The Bridge Loan was paid off on January 6, 2014 with reverse 1031 proceeds received from the disposition of Maui Mall.

Cash Flows: Cash flows used in operating activities totaled $29.4 million for the first three months of 2014, compared to $25.2 million for the first three months of 2013. The increase in cash used in operating activities was primarily due to higher working capital requirements due to the addition of Grace and an expected seasonal increase in sugar inventories as harvesting commenced, as well as higher real estate development inventory expenditures.

Cash flows from investing activities totaled $57.5 million for the first quarter of 2014, compared with $10.5 million used in the first quarter of 2013. The increase in net cash from investing activities was due primarily to the sale of Maui Mall in January 2014.

Capital expenditures for the first quarter of 2014 totaled $8.5 million compared with $6.5 million for the first quarter of 2013. Net cash flows used in investing activities for capital expenditures were as follows:

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change
Acquisition of property	$2.4	$—	NM
Real estate redevelopment/renovations	3.3	1.0	3X
Tenant improvements	0.7	1.3	(46.2)%
Agribusiness and other	2.1	4.2	(50.0)%
Total capital expenditures*	$8.5	$6.5	30.8%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in condensed consolidated statement of cash flows as operating activities.

Capital expenditures for property acquisitions increased $2.4 million due primarily to expenditures related to Grace's Makakilo quarry project. Real estate redevelopment/renovation expenditures were principally related to the construction of additional space at Gateway at Mililani and building and tenant improvements at Waianae Mall. Capital expenditures for Agribusiness and other decreased by $2.1 million due principally to retention payments related to the Port Allen Solar Farm made in the prior year.

Cash flows used in financing activities were $25.9 million for the first quarter of 2014, compared with $35.8 million provided by financing activities during the first quarter of 2013. The increase in cash flows used in financing activities was principally due to the paydown of the $60 million bridge loan in January 2014.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and quarry and sugar inventory, totaled $101.1 million at March 31, 2014, a increase of $2.6 million from December 31, 2013. The increase was due primarily to a $5.0 million increase in asphalt inventory and a $2.2 million increase in cash, partially offset by a $3.6 million decrease in receivables.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt as of March 31, 2014 was $686.6 million compared to $710.7 million at the end of 2013. The decrease in debt during the first quarter of 2014 was principally due to the paydown of the $60 million Bridge Loan in January 2014, partially offset by investments in working capital, principally related to the production of sugar, and capital for active real estate projects. As of March 31, 2014, available capacity under the Company’s revolving credit facility and its Prudential shelf facility totaled $208.1 million.

Balance Sheet: The Company had working capital of $27.6 million at March 31, 2014, compared to a working capital deficit of $46.8 million at the end of 2013. The change in working capital is principally due to decrease in current portion of long-term debt and higher work-in-progress sugar inventory, partially offset by an increase in income taxes payable.

At March 31, 2014, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges: Sales - During the first quarter of 2014, approximately $63.1 million of proceeds from the sales of Maui Mall qualified for tax-deferral treatment under Internal Revenue Code Section 1031 and were applied toward the acquisition of the Kailua Portfolio (which closed on December 20, 2013) under a reverse 1031 exchange transaction. During the first quarter of 2013, approximately $14.7 million of proceeds from the sale of Northpoint Industrial, an industrial facility in California, qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases - During the first quarter of 2014, the Company made no 1031 acquisitions. During the first quarter of 2013, the Company utilized approximately $9.8 million in proceeds from tax-deferred sales to purchase Waianae Mall.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2014, there were no proceeds from tax-deferred sales that had not been designated for reinvestment.

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2014, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

OUTLOOK

All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 19 to 32 of the Company’s 2013 Form 10-K and other filings with the SEC.

There are two primary sources of periodic economic forecasts and data for the State of Hawaii: The University of Hawaii Economic Research Organization (UHERO) and the state’s Department of Business, Economic Development and Tourism (DBEDT). Much of the economic information included herein has been derived from economic reports available on UHERO’s and DBEDT’s websites that provide more complete information about the status of, and forecast for, the Hawaii economy. Information below on Oahu residential re-sales is published by the Honolulu Board of Realtors and Title Guaranty of Hawaii, Incorporated. Information below on the Oahu commercial real estate market is provided by Colliers International (Hawaii). Bankruptcy filing information cited below is published by the U.S. Bankruptcy Court District of Hawaii. Statistics regarding Hawaii hotel industry performance are drawn from published reports based upon data collected by Hospitality Advisors and Smith Travel Research.

The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 2.6 percent in 2014, and is expected to continue to grow at a moderate pace for the next several years.

The tourism industry, which is the primary driver of Hawaii economic growth, appears to be moderating after four consecutive years of growth in visitor expenditures and visitor arrivals. Through March 2014, year to date visitor expenditures and arrivals were down 3.1 percent and 3.2 percent, respectively, compared to 2013’s record levels. Increases in international visitor counts were more than offset by declines in arrivals from domestic markets. The local hospitality industry continues to seek to maximize revenue per available room (RevPAR), increasing daily room rates at the expense of occupancy. In February, 2014, for instance RevPAR hit an all-time high of $213, while average daily room rates reached $251, an all-time February high.

Through March 2014, the value of statewide construction permits was up by 21 percent over 2013, led by an increase in commercial and renovation/addition construction permits. Hawaii’s contracting tax base is projected to increase by 12.4 percent to $8.3 billion in 2014 and to $9.0 billion in 2015. DBEDT projects annual growth in construction jobs of 5.4 percent and 5.9 percent for 2014 and 2015, respectively.

The median resale price for a single family home on Oahu for the first quarter of 2014 was $655,000, up 9.2 percent compared to last year, and the median resale price of an Oahu condominium was up 1.5 percent at $345,000. For March 2014, months of available inventory remained low at 2.6 months for Oahu homes and 3.2 months for Oahu condos.

Oahu retail and industrial vacancies remained low in the first quarter of 2014 at 4.3 percent and 2.6 percent, respectively, and rents increased compared to last year. Office vacancies increased slightly in the first quarter 2014, and rents have remained relatively stable. Current Oahu market vacancies and rents are as follows:

Property Type	Quarter End March 31, 2014 Vacancy Rate	Average Asking Rent Per Square Foot Per Month (NNN) at March 31, 2014
Retail	4.3%	$3.38
Industrial	2.6%	$1.08
Office	13.1%	$1.57

The state continues to see positive trends in other economic indicators. Unemployment at the end of March 2014 was 4.5 percent, the lowest monthly rate in over five years. Also in March, Hawaii’s labor force grew to a record 658,450 workers. Bankruptcy filings for the first quarter of 2014 were down 18 percent compared to the same period last year.

On October 1, 2013, the Company completed its acquisition of Grace Pacific. Due to the impact of inclement weather and major holidays on available paving days, Grace will typically exhibit seasonal highs and lows in its operating results, with the first and fourth quarters of each calendar year having lower results as compared to the second and third quarters.

Adverse weather conditions, coupled with subcontractor delays, reduced the number of available paving crew work days by 25 percent in January and February, accounting for the lower than projected first quarter Grace EBITDA. Improved weather conditions in March and April, however, produced monthly EBITDA consistent with expectations. While it will be difficult for Grace to make up the shortfall from projected first quarter EBITDA over the balance of 2014, the longer-term outlook for Grace remains positive, with new contract awards increasing its consolidated backlog to $257.4 million, 18.0 percent higher than at year-end.

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

Although a combination of improved production and sugar prices allowed the Company to achieve solid earnings in Agribusiness from 2010 to 2013, sugar prices have receded significantly. While the first four months of 2014 saw a modest recovery in pricing, current pricing remains below breakeven levels. At the same time, inclement weather has impacted the start of the 2014 harvest and it will be challenging for HC&S to meet its planned production goals for 2014. With myriad financial variables affecting Agribusiness profitability, future earnings are difficult to predict. However, at current prices and projected 2014 production levels, the Company continues to project a full-year Agribusiness operating loss. The Company has forward priced a little over half of the 2014 crop. The Company continues to seek ways to address the inherent volatility of Agribusiness earnings.

OTHER MATTERS

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s 2013 Form 10-K.

Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2013 Form 10-K.

Dividends: On April 29, 2014, A&B's Board of Directors announced a second-quarter 2014 dividend of $0.04 per share, payable on June 5, 2014 to shareholders on record as of the close of business on May 15, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2013. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2013.

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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - 31, 2014	29,245 (1)	$40.67	—	—
Feb 1 - 28, 2014	841 (1)	$40.96	—	—
Mar 1 - 31, 2014	75,511 (1)	$42.24	—	—

(1)	Represents shares accepted for the exercise of options and/or in satisfaction of tax withholding obligations arising upon option exercises or the vesting of restricted stock units.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (ii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013, (iii) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2014 and March 31, 2013, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95.	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	May 9, 2014	/s/ Paul K. Ito
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (ii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013, (iii) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2014 and March 31, 2013 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95.	Mine Safety Disclosure