Form 10-Q
period 2014-06-30
Alexander & Baldwin, Inc.
filed 2014-08-08
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of June 30, 2014:     48,745,770

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Revenue:
Real estate leasing	$31.0	$17.7	$62.0	$35.4
Real estate development and sales	21.4	1.4	22.3	1.9
Construction and natural materials	64.5	—	114.7	—
Agribusiness	29.8	43.5	42.7	58.2
Total operating revenue	146.7	62.6	241.7	95.5
Operating Costs and Expenses:
Cost of real estate leasing	19.4	10.7	39.0	20.3
Cost of real estate development and sales	11.2	0.2	11.1	0.3
Cost of construction contracts and natural materials	51.8	—	93.9	—
Costs of agribusiness revenues	29.2	34.9	39.0	45.7
Selling, general and administrative	12.3	7.2	25.7	14.8
Grace acquisition costs	—	1.5	—	2.5
Total operating costs and expenses	123.9	54.5	208.7	83.6
Operating Income	22.8	8.1	33.0	11.9
Other Income and (Expense):
Income (loss) related to joint ventures	0.4	0.6	(1.2)	1.1
Interest income and other	0.7	0.4	1.4	0.4
Interest expense	(7.2)	(3.9)	(14.5)	(7.5)
Income From Continuing Operations Before Income Taxes	16.7	5.2	18.7	5.9
Income tax expense	6.5	2.6	9.0	2.8
Income From Continuing Operations	10.2	2.6	9.7	3.1
Income From Discontinued Operations (net of income taxes)	—	2.4	34.3	6.9
Net Income	10.2	5.0	44.0	10.0
Income attributable to noncontrolling interest	(1.0)	—	(1.4)	—
Net Income Attributable to A&B	$9.2	$5.0	$42.6	$10.0

Basic Earnings Per Share:
Continuing operations attributable to A&B shareholders	$0.19	$0.06	$0.17	$0.07
Discontinued operations attributable to A&B shareholders	—	0.05	0.70	0.16
Net income attributable to A&B shareholders	$0.19	$0.11	$0.87	$0.23
Diluted Earnings Per Share:
Continuing operations attributable to A&B shareholders	$0.19	$0.06	$0.17	$0.07
Discontinued operations attributable to A&B shareholders	—	0.05	0.70	0.16
Net income attributable to A&B shareholders	$0.19	$0.11	$0.87	$0.23
Weighted Average Number of Shares Outstanding:
Basic	48.7	43.1	48.7	43.0
Diluted	49.3	43.7	49.2	43.6
Amounts Attributable to A&B Shareholders:
Income from continuing operations, net of tax	$9.2	$2.6	$8.3	$3.1
Discontinued operations, net of tax	—	2.4	34.3	6.9
Net income	$9.2	$5.0	$42.6	$10.0

Cash dividends declared per share	$0.04	$—	$0.08	$—

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$10.2	$5.0	$44.0	$10.0
Other Comprehensive Income:
Defined benefit pension plans:
Net gain (loss) and prior service cost	1.2	(2.0)	1.2	(2.0)
Amortization of prior service cost (credit) included in net periodic pension cost	(0.3)	(0.3)	(0.6)	(0.6)
Amortization of net loss included in net periodic pension cost	0.3	1.9	2.2	3.9
Income taxes related to other comprehensive income	(0.4)	0.2	(1.1)	(0.5)
Other Comprehensive Income (Loss)	0.8	(0.2)	1.7	0.8
Comprehensive Income	$11.0	$4.8	$45.7	$10.8
Comprehensive income attributable to noncontrolling interest	(1.0)	—	(1.4)	—
Comprehensive income attributable to A&B	$10.0	$4.8	$44.3	$10.8

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$6.2	$3.3
Accounts and other notes receivable, net	41.2	36.5
Contracts retention	9.5	9.3
Costs and estimated earnings in excess of billings on uncompleted contracts	11.8	10.5
Inventories	92.1	68.1
Real estate held for sale	—	15.9
Deferred income taxes	7.8	7.8
Income tax receivable	—	3.0
Prepaid expenses and other assets	15.2	17.0
Total current assets	183.8	171.4
Investments in Affiliates	342.6	341.4
Real Estate Developments	252.7	249.1
Property – net	1,266.8	1,273.7
Intangible assets - net	67.5	74.1
Goodwill	100.0	99.6
Other Assets	70.3	75.9
Total assets	$2,283.7	$2,285.2
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$46.0	$105.2
Accounts payable	32.2	32.6
Income taxes - current	5.8	—
Billings in excess of costs and estimated earnings on uncompleted contracts	4.3	4.4
Accrued interest	5.8	5.9
Deferred revenue	0.1	17.8
Indemnity holdback related to Grace Acquisition	23.5	18.8
Accrued and other liabilities	30.3	33.5
Total current liabilities	148.0	218.2
Long-term Liabilities:
Long-term debt	630.1	605.5
Deferred income taxes	200.9	188.7
Accrued pension and postretirement benefits	32.9	37.3
Other non-current liabilities	52.8	60.7
Total long-term liabilities	916.7	892.2
Commitments and Contingencies (Note 3)
Equity:
Common stock	1,146.0	1,142.3
Accumulated other comprehensive loss	(28.4)	(30.1)
Retained earnings	91.1	53.7
Total A&B Shareholders' equity	1,208.7	1,165.9
Noncontrolling interest	10.3	8.9
Total equity	1,219.0	1,174.8
Total liabilities and equity	$2,283.7	$2,285.2

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows used in Operating Activities:	$(20.6)	$(16.8)
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(19.7)	(13.1)
Capital expenditures related to 1031 commercial property transactions	—	(25.3)
Proceeds from investment tax credits and grants related to renewable energy projects	4.5	—
Proceeds from disposal of property and other assets	8.2	2.3
Proceeds from disposals related to 1031 commercial property transactions	71.7	15.5
Payments for purchases of investments in affiliates	(9.0)	(28.0)
Proceeds from investments in affiliates	6.2	2.1
Change in restricted cash associated with 1031 transactions	(0.5)	9.8
Net cash provided by (used in) investing activities	61.4	(36.7)
Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	73.0	79.0
Payments of long-term debt and deferred financing costs	(43.4)	(30.4)
Proceeds (payments) from line-of-credit agreements, net	(63.7)	2.2
Dividends paid	(3.9)	—
Proceeds from issuance (repurchase) of capital stock and other, net	0.1	2.3
Net cash provided by (used in) financing activities	(37.9)	53.1
Cash and Cash Equivalents:
Net increase (decrease) for the period	2.9	(0.4)
Balance, beginning of period	3.3	1.1
Balance, end of period	$6.2	$0.7

Other Cash Flow Information:
Interest paid	$(14.8)	$(8.1)
Income taxes paid	$(11.0)	$(5.2)
Other Non-cash Information:
Real estate exchanged for note receivable	$3.6	$—
Note payable assumed in connection with acquisition of Waianae Mall	$—	$19.7
Capital expenditures included in accounts payable and accrued expenses	$3.1	$7.4

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the six months ended June 30, 2014 and 2013
(In millions) (Unaudited)

	June 30, 2014			June 30, 2013
	A&B Share- holders' Equity	Non- controlling interest	Total	A&B Share- holders' Equity	Non- controlling interest	Total

Beginning balance	$1,165.9	$8.9	$1,174.8	$914.4	$—	$914.4
Net Income	42.6	1.4	44.0	10.0	—	10.0
Other comprehensive income, net of tax	1.7	—	1.7	0.8	—	0.8
Dividends paid on common stock	(3.9)	—	(3.9)	—	—	—
Share-based compensation	2.4	—	2.4	2.2	—	2.2
Shares issued or repurchased, net	(1.3)	—	(1.3)	(0.9)	—	(0.9)
Excess tax benefit from share-based awards	1.3	—	1.3	1.2	—	1.2
Ending balance	$1,208.7	$10.3	$1,219.0	$927.7	$—	$927.7

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Description of Business. A&B is headquartered in Honolulu and operates four segments: Real Estate Development and Sales; Real Estate Leasing; Agribusiness; and Natural Materials and Construction.

Real Estate Leasing:  The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties in Hawaii and on the Mainland. The Real Estate Leasing segment also leases land in Hawaii. Real estate activities are conducted through A&B Properties, Inc. and various other wholly owned subsidiaries of A&B.

Real Estate Development and Sales: The Real Estate Development and Sales segment generates its revenues through the investment in and development and sale of land and commercial and residential properties in Hawaii.

Agribusiness:  Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, equipment maintenance and repair services; leases agricultural land to third parties; charters the MV Moku Pahu between sugar voyages; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations.

Natural Materials and Construction: On October 1, 2013, the Company acquired Grace Pacific ("Grace"), a Hawaii-based natural materials and infrastructure construction company. Natural Materials and Construction, which contains one segment and includes the results of Grace from the date of acquisition, mines, processes, and sells basalt aggregate; imports sand and aggregates for sale and use; imports and markets liquid asphalt; manufactures and markets asphaltic concrete; performs asphalt paving as prime contractor and subcontractor; manufactures and supplies precast/prestressed concrete products; and provides various construction and traffic-control related products and services.

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

Certain amounts reflected in the condensed consolidated statements of cash flows were reclassified to improve the transparency of the Company's cash flows. The Company's 1031 activities in the condensed consolidated statement of cash flows were previously presented as non-cash activities, but those activities are now reflected as additional items within cash flows from investing activities. Net cash provided by (used in) operations, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities did not change as a result of the reclassifications.

(3)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 10 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013, included the following (in millions) as of June 30, 2014:

Standby letters of credit related to real estate projects	$11.4
Bonds related to real estate and construction*	$326.1

*
Represents bonds related to construction and real estate activities in Hawaii, and include construction bonds issued by third party sureties (bid, performance, and payment bonds) and commercial bonds issued by third party sureties (permit, subdivision, license, and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds have been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

Indemnity Agreements:  For certain real estate joint ventures, the Company may be obligated under bond indemnities to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety in exchange for the issuance of surety bonds that cover joint venture construction activities, such as project amenities, roads, utilities, and other infrastructure, at its joint ventures. Under the indemnities, the Company and its joint venture partners agree to indemnify the surety bond issuer from all losses and expenses arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date. The recorded amounts of the indemnity liabilities were not material individually or in the aggregate.

Other Obligations:  Certain of the real estate businesses in which the Company holds a non-controlling interest have long-term debt obligations. One of the Company’s joint ventures has a $10 million loan that matures in August 2015. As a condition to providing the loan to the joint venture, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement is not material, and as of June 30, 2014, the Company had not paid or accrued any amounts under the guaranty.

The Company's Waihonua joint venture has a $120 million construction loan to finance the construction of a 43-story, 341-unit high-rise condominium, which was sold-out in July 2013. The Company provided a limited guaranty to the lenders for up to $20 million, as well as certain other limited guaranties and a completion guaranty. The Company has determined that the fair value of its obligation under the guaranties is not material, and as of June 30, 2014, the Company had not paid or accrued any amounts under the guaranties.

The Company's Club Villas joint venture has a $14 million construction loan to finance the construction of up to six units, all of which have been pre-sold under binding sales contracts. The Company and its joint venture partner each provided a separate limited loan guaranty of 50 percent of $14 million on a several basis, and a completion guaranty. The Company has determined that the fair value of its obligation under the guaranties is not material, and as of June 30, 2014, the Company had not paid or accrued any amounts under the guaranties.

Other than obligations described above, obligations of the Company’s non-consolidated joint ventures do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.

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

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 streams resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party. On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing. On November 17, 2010, the petitioner filed an appeal of the Water Commission’s denial to the Hawaii Intermediate Court of Appeals. On August 31, 2011, the Intermediate Court of Appeals dismissed the petitioner’s appeal. On November 29, 2011, the petitioner appealed the Intermediate Court of Appeals’ dismissal to the Hawaii Supreme Court. On January 11, 2012, the Hawaii Supreme Court vacated the Intermediate Court of Appeals’ dismissal of the petitioner’s appeal and remanded the appeal back to the Intermediate Court of Appeals. On November 30, 2012, the Intermediate Court of Appeals remanded the case back to the Water Commission, ordering the Commission to grant the petitioner’s request for a contested case hearing.

The water loss that may result from the Water Commission’s future decisions will impose challenges to the Company’s sugar growing operations. The water loss will result in a combination of future suppression of sugar yields and negative financial impacts on the Company that will only be quantifiable over time. Accordingly, the Company is unable to predict, at this time, the total impact of the water proceedings.

On June 25, 2004, two organizations filed a petition with the Water Commission to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provided approximately 14 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals. On June 23, 2011, the case was transferred to the Hawaii Supreme Court.  On August 15, 2012, the Hawaii Supreme Court overturned the Water Commission's decision and remanded the case to the Water Commission for further consideration in connection with the establishment of the IIFS. On April 4, 2014, the parties entered into a settlement on the amount of water to be returned to the four streams, and the Water Commission approved the settlement on April 17, 2014.

In January 2013, the Environmental Protection Agency (“EPA”) finalized nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which apply to Hawaiian Commercial & Sugar Company’s three boilers at the Puunene Sugar Mill. Compliance with the Boiler MACT rule is required by 2016. The Company anticipates that the Puunene Mill boilers will be able to meet the new emissions limits without significant modifications, and that compliance costs will be less than $5 million based on currently available information. The Company is currently developing strategies for achieving compliance with the new regulations, including identifying required upgrades to boiler and air pollution control instrumentation and developing the complex compliance monitoring approaches necessary to accommodate the facility’s multi-fuel operations. There remains significant uncertainty as to the final requirements of the Boiler MACT rule, pending an EPA response to various petitions for reconsideration and ongoing litigation. Any resulting changes to the Boiler MACT rule could adversely impact the Company’s compliance schedule or cost of compliance.

On June 24, 2014, the Hawaii State Department of Health (“DOH”) Clean Air Branch issued a Notice and Finding of Violation and Order (“NFVO”) to Hawaiian Commercial & Sugar Company (“HC&S”) alleging various violations relating to the operation of HC&S’s three boilers at its sugar mill. The DOH reviewed a five-year period (2009-2013) and alleged violations relating primarily to periods of excess visible emissions and operation of the wet scrubbers installed to control particulate matter emissions from the boiler stacks. All incidents were self-reported by HC&S to the DOH prior to the DOH’s review, and there is no indication that these deviations resulted in any violation of health-based air quality standards. The NFVO includes an administrative penalty of $1.3 million, which HC&S has contested. The Company is unable to predict, at this time, the outcome or financial impact of the NFVO, but does not believe that the financial impact of the NFVO will be material to its financial position or results of operations.

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde

Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), a wholly owned subsidiary of the Company, as a defendant. After motions to dismiss the complaint, and amended complaints, certain claims against the defendants remain and McBryde Resources and Alexander & Baldwin, LLC are defending the lawsuit. Discovery is pending while the parties discuss possible settlement of this matter. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit, but does not believe that the financial impact will be material to its financial position or results of operations.

A&B is a party to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on A&B’s condensed consolidated financial statements as a whole.

(4)	Earnings Per Share (“EPS”): The following table provides a reconciliation of income from continuing operations to income from continuing operations attributable to A&B (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income from continuing operations	$10.2	$2.6	$9.7	$3.1
Noncontrolling interest	(1.0)	—	(1.4)	—
Income from continuing operations attributable to A&B, net of tax	$9.2	$2.6	$8.3	$3.1
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Denominator for basic EPS – weighted average shares	48.7	43.1	48.7	43.0
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.6	0.6	0.5	0.6
Denominator for diluted EPS – weighted average shares	49.3	43.7	49.2	43.6

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

During the three and six month periods ended June 30, 2014 and 2013, there were no anti-dilutive securities outstanding.

(5)
Fair Value of Financial Instruments.  The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money markets funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at June 30, 2014 was $676.1 million and $700.1 million, respectively, and $710.7 million and $723.2 million at December 31, 2013, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

(6)
Inventories.  Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Natural Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.

Inventories at June 30, 2014 and December 31, 2013 were as follows (in millions):

	June 30, 2014	December 31, 2013
Sugar inventories	$20.8	$16.8
Work in process - sugar	21.2	—
Asphalt	19.7	17.9
Processed rock, portland cement, and sand	15.3	12.9
Work in process - aggregate	2.7	2.7
Retail merchandise	1.4	1.8
Parts, materials and supplies inventories	11.0	16.0
Total	$92.1	$68.1

(7)
Share-Based Compensation.  Under the 2012 Plan, which provides for grants of equity-based incentive compensation, 4.3 million shares of common stock were initially reserved for issuance, and as of June 30, 2014, 1,376,473 shares of the Company’s common stock remained available for future issuance, which is reflective of a 2.7 million share reduction for outstanding equity awards replaced in the separation transaction from Matson, Inc. in 2012. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Activity in the Company’s stock option plans in 2014 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2014	1,337.3	$19.21
Exercised	(153.6)	$21.23
Forfeited and expired	—	$—
Outstanding, June 30, 2014	1,183.7	$18.94	4.9	$25,895
Exercisable, June 30, 2014	1,134.2	$18.79	4.7	$24,989

The following table summarizes non-vested restricted stock unit activity through June 30, 2014 (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2014	242.3	$27.92
Granted	123.0	$39.38
Vested	(83.0)	$25.37
Outstanding, June 30, 2014	282.3	$33.66

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

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Share-based expense (net of estimated forfeitures):
Stock options	$0.1	$0.3	$0.3	$0.7
Restricted stock units	1.1	0.7	2.1	1.4
Total share-based expense	1.2	1.0	2.4	2.1
Total recognized tax benefit	(0.3)	(0.3)	(0.7)	(0.6)
Share-based expense (net of tax)	$0.9	$0.7	$1.7	$1.5

(8)
Discontinued Operations.  The revenues and expenses related to the sale of Maui Mall, a retail property on Maui, have been classified as discontinued operations. During 2013, the sales of four industrial properties, three retail properties and two office buildings were classified as discontinued operations.

The results of operations from these properties in prior periods were reclassified from continuing operations to discontinued operations to conform to the current period’s accounting presentation. Consistent with the Company’s intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code. As described in Note 10, the Company early adopted Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity(“ASU 2014-08”), which changes the requirements for reporting discontinued operations.

The revenue, operating profit, income tax expense and after-tax effects of these transactions were as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Proceeds from the sale of income-producing properties	$—	$—	$70.1	$14.9
Real estate leasing revenue	—	8.5	0.2	17.1
	—	8.5	70.3	32.0

Gain on sale of income-producing properties	—	—	55.9	4.2
Real estate leasing operating profit	—	3.9	0.2	7.0
Total operating profit before taxes	—	3.9	56.1	11.2
Income tax expense	—	1.5	21.8	4.3
Income from discontinued operations	$—	$2.4	$34.3	$6.9

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

The components of net periodic benefit cost recorded for the three months ended June 30, 2014 and 2013 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Service cost	$0.5	$0.6	$—	$—
Interest cost	2.2	1.8	0.1	—
Expected return on plan assets	(2.6)	(2.9)	—	—
Curtailment	—	—	—	(0.5)
Amortization of prior service credit	(0.2)	(0.2)	—	—
Amortization of net loss	0.1	1.9	—	—
Net periodic benefit cost	$—	$1.2	$0.1	$(0.5)

The components of net periodic benefit cost recorded for the six months ended June 30, 2014 and 2013 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Service cost	$1.2	$1.2	$0.1	$0.1
Interest cost	4.1	3.8	0.2	0.2
Expected return on plan assets	(5.3)	(5.5)	—	—
Curtailment	—	—	—	(0.5)
Amortization of prior service credit	(0.4)	(0.4)	—	—
Amortization of net loss	2.0	3.9	0.1	—
Net periodic benefit cost	$1.6	$3.0	$0.4	$(0.2)

(10)
New Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This update changes the requirements for reporting discontinued operations under Subtopic 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group of components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale. The amendments in ASU 2014-08 improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in the update require additional disclosures about discontinued operations and disclosures related to the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The amendments in ASU 2014-08 are to be applied to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has early adopted the provisions under ASU 2014-08.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the potential impact of adopting this new accounting standard.

(11)	Accumulated Other Comprehensive Income. The changes in accumulated other comprehensive income by component for the six months ended June 30, 2014 were as follows (in millions, net of tax):

Pension and postretirement plans
Six Months Ended June 30, 2014
Beginning balance	$30.1
Amounts reclassified from accumulated other comprehensive income, net of tax	(1.7)
Ending balance	$28.4

The reclassifications of other comprehensive income components out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013 were as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	2014	2013
Actuarial gain (loss)*	$1.2	$(2.0)	$1.2	$(2.0)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	$0.3	1.9	$2.2	3.9
Prior service credit*	(0.3)	(0.3)	(0.6)	(0.6)
Total before income tax	1.2	(0.4)	2.8	1.3
Income taxes	(0.4)	0.2	(1.1)	(0.5)
Other comprehensive income net of tax	$0.8	$(0.2)	$1.7	$0.8

*	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

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

Prior to June 30, 2012, the Company was included in the consolidated tax return of Matson, Inc. (formerly Alexander & Baldwin Holding, Inc.) for results occurring prior to June 30, 2012. Upon Separation from Matson, Inc. (“Matson”) in 2012, the Company’s unrecognized tax benefits were reflected on Matson’s financial statements because Matson is considered the successor parent to the former Alexander & Baldwin, Inc. affiliated tax group. In connection with the separation from Matson, the Company entered into a Tax Sharing Agreement with Matson. As of June 30, 2014, $0.3 million remained as a liability for the indemnity to Matson in the event the Company’s pre-

Separation unrecognized tax benefits are not realized. As of June 30, 2014, the Company has not identified any material unrecognized tax positions.

On September 13, 2013 the IRS and Treasury Department released final regulations on the deduction and capitalization of expenditures related to tangible property (“Tangible Property Regulations”).  These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS resulting in a cumulative effect adjustment. To account for the adoption of these regulations, $8.6 million was reclassified from deferred income taxes (non-current) to other current and non-current liabilities.

The Company is subject to taxation by the United States and various state and local jurisdictions. As of June 30, 2014, the Company’s tax year 2012 is open to examination by the tax authorities. In addition, tax years 2010, 2011 and 2012, for which the Company was included in the consolidated tax group with Matson, are open to examination by the tax authorities in the Company’s material jurisdictions. In addition, the 2009 tax year is also open to examination by California. The Company is not currently under examination by any tax authorities.

The effective income tax rate for the six month period ended June 30, 2014 was higher than the statutory rate due primarily due to a final tax adjustment of $1.6 million recorded in the first quarter of 2014 related to the accounting for deferred intercompany gains triggered by the separation from Matson, Inc.

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

The Company measures its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are determined based on discounted cash flow analysis, reflecting the terms of the contracts, and utilize observable inputs such as interest rates and yield curves.
As of June 30, 2014, the Company had a gross notional amount of $20.9 million related to interest rate swaps that were assumed in connection with 2013 acquisitions, in which the floating rates are swapped for fixed rates. The table below presents the fair value of derivative financial instruments, which are included in Other non-current liabilities in the condensed consolidated balance sheets (in millions):

	As of June 30,	As of December 31,
	2014	2013
Interest rate swap liability - floating to fixed rate	$3.0	$2.8
The amount of expense the Company recorded in Interest income and other in the consolidated statements of income for the change in the fair values of the interest rate swaps was not material in 2014. No income or expense was recorded in the second quarter of 2013 related to the interest rate swaps since the swaps were acquired in the fourth quarter of 2013.

(15)	Segment Results. Segment results for the three and six months ended June 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Real Estate[1]:
Leasing	$31.0	$26.2	$62.2	$52.5
Development and Sales	21.4	1.4	92.4	16.8
Less amounts reported in discontinued operations	—	(8.5)	(70.3)	(32.0)
Natural Materials and Construction	64.5	—	114.7	—
Agribusiness	29.8	43.5	42.7	58.2
Total revenue	$146.7	$62.6	$241.7	$95.5
Operating Profit, Net Income:
Real Estate[1]:
Leasing	$12.0	$10.6	$23.8	$21.5
Development and Sales	7.8	(0.7)	60.1	1.7
Less amounts reported in discontinued operations	—	(3.9)	(56.1)	(11.2)
Natural Materials and Construction	8.0	—	11.4	—
Agribusiness	0.4	8.3	3.5	12.1
Total operating profit	28.2	14.3	42.7	24.1
Interest expense	(7.2)	(3.9)	(14.5)	(7.5)
General corporate expenses	(4.3)	(3.7)	(9.5)	(8.2)
Grace acquisition costs	—	(1.5)	—	(2.5)
Income from continuing operations before income taxes	16.7	5.2	18.7	5.9
Income tax expense	6.5	2.6	9.0	2.8
Income from continuing operations	10.2	2.6	9.7	3.1
Income from discontinued operations (net of income taxes)	—	2.4	34.3	6.9
Net income	10.2	5.0	44.0	10.0
Income attributable to noncontrolling interest	(1.0)	—	(1.4)	—
Net income attributable to A&B	$9.2	$5.0	$42.6	$10.0

[1]	Prior year amounts recast for amounts treated as discontinued operations.

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

The initial fair values recorded were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change within the measurement period and the change could be material. The primary areas that are not yet finalized include environmental liabilities, income tax liabilities, certain legal matters and goodwill.

The preliminary fair values and adjustments recorded in the first half of 2014 for the assets acquired and liabilities assumed for Grace are as follows:

	Preliminary Valuation October 1, 2013	Adjustments/reclassifications	Adjusted Valuation June 30, 2014
Fair value of consideration transferred	$240.7	$—	$240.7

Cash	5.7	—	5.7
Intangible assets	5.8	—	5.8
All other assets	277.4	—	277.4
Total assets acquired	288.9	—	288.9
Liabilities assumed	138.5	0.4	138.9
Total net assets acquired	150.4	(0.4)	150.0
Excess of purchase price over net assets acquired	$90.3	$0.4	$90.7

During the first half of 2014, the Company recorded an adjustment to the preliminary valuation of liabilities resulting in a net increase to goodwill of $0.4 million. The adjustment did not have a significant impact on the Company's condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, was not retrospectively adjusted in the financial statements. The provisional measurements of assets and liabilities set forth above are subject to further change. The Company expects to complete the purchase accounting valuation as soon as practicable, but in any event, no later than one year from the acquisition date.
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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three and six months ended June 30, 2014 and 2013.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the six months ended June 30, 2014 and 2013, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•	Outlook: This section provides a discussion of management’s general outlook about the Hawaii economy and the Company’s markets.

•	Other Matters: This section provides a summary of other matters, such as officer and management changes.

BUSINESS OVERVIEW

Alexander & Baldwin, whose history in Hawaii dates back to 1870, is a corporation headquartered in Honolulu that conducts business in four operating segments—Real Estate Development and Sales; Real Estate Leasing; Agribusiness; and Natural Materials and Construction.

Real Estate Leasing:  The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties in Hawaii and on the Mainland. The Real Estate Leasing segment also leases land in Hawaii. Real estate activities are conducted through A&B Properties, Inc. and various other wholly owned subsidiaries of A&B.

Real Estate Development and Sales: The Real Estate Development and Sales segment generates its revenues through the investment in and development and sale of land and commercial and residential properties in Hawaii.

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, equipment maintenance and repair services; leases agricultural land to third parties; charters the MV Moku Pahu between sugar voyages; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations.

Natural Materials and Construction: On October 1, 2013, the Company acquired Grace Pacific ("Grace"), a Hawaii-based natural materials and infrastructure construction company. Natural Materials and Construction, which contains one segment and includes the results of Grace from the date of acquisition, mines, processes, and sells basalt aggregate; imports sand and aggregates for sale and use; imports and markets liquid asphalt; manufactures and markets asphaltic concrete; performs asphalt paving as prime contractor and subcontractor; manufactures and supplies precast/prestressed concrete products; and provides various construction- and traffic-control- related products and services.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Second quarter of 2014 compared with 2013

	Quarter Ended June 30,
(dollars in millions)	2014	2013	Change
Operating revenue	$146.7	$62.6	134.3%
Operating costs and expenses	123.9	54.5	127.3%
Operating income	22.8	8.1	181.5%
Other income and (expense)	(6.1)	(2.9)	110.3%
Income from continuing operations before income taxes	16.7	5.2	3X
Income tax expense	6.5	2.6	150.0%
Discontinued operations (net of income taxes)	—	2.4	(100.0)%
Net income	10.2	5.0	104.0%
Income attributable to noncontrolling interest	(1.0)	—	NM
Net income attributable to A&B	$9.2	$5.0	84.0%

Basic earnings per share attributable to A&B	$0.19	$0.11	72.7%
Diluted earnings per share attributable to A&B	$0.19	$0.11	72.7%

Consolidated operating revenue for the second quarter of 2014 increased $84.1 million, or 134.3 percent, compared to the second quarter of 2013. This increase was principally due to $64.5 million of revenue from Natural Materials and Construction due to the acquisition of Grace on October 1, 2013, $13.3 million in higher Real Estate Leasing revenue (excluding revenue from discontinued operations), partially offset by $13.7 million in lower Agribusiness revenues. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the second quarter of 2014 increased $69.4 million, or 127.3 percent, compared to the second quarter of 2013, due principally to $51.8 million of cost related to the Natural Materials and Construction segment that was acquired on October 1, 2013, $8.7 million in higher Real Estate Leasing costs (excluding costs from discontinued operations), $11.0 million in higher Real Estate Development and Sales cost, $5.1 million in higher selling, general and administrative costs, principally attributable to the addition of Grace, partially offset by $5.7 million in lower Agribusiness costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $(6.1) million in the second quarter of 2014 compared to $(2.9) million in the second quarter of 2013. The change in other income (expense) was primarily due to higher interest expense as a result of an increase in debt related to 2013 acquisitions.

The effective tax rate for the second quarter of 2014 was lower compared to the second quarter of 2013 due principally to non-deductible transactions costs in 2013 associated with the acquisition of Grace Pacific.

Consolidated – First half of 2014 compared with 2013

	Six Months Ended June 30,
(dollars in millions)	2014	2013	Change
Operating revenue	$241.7	$95.5	153.1%
Operating costs and expenses	208.7	83.6	149.6%
Operating income	33.0	11.9	177.3%
Other income and (expense)	(14.3)	(6.0)	138.3%
Income from continuing operations before income taxes	18.7	5.9	3X
Income tax expense	9.0	2.8	3X
Discontinued operations (net of income taxes)	34.3	6.9	5X
Net income	44.0	10.0	4X
Income attributable to noncontrolling interest	(1.4)	—	NM
Net income attributable to A&B	$42.6	$10.0	4X

Basic earnings per share attributable to A&B	$0.87	0.23	4X
Diluted earnings per share attributable to A&B	$0.87	0.23	4X

Consolidated operating revenue for the first half of 2014 increased $146.2 million, or 153.1 percent, compared to the first half of 2013. This increase was principally due to $114.7 million of revenue from Natural Materials and Construction due to the acquisition of Grace on October 1, 2013. Real Estate Leasing revenue (excluding revenue from discontinued operations) increased $26.6 million and Real Estate Development and Sales revenue increased $20.4 million, but was partially offset by $15.5 million in lower Agribusiness revenue. The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first half of 2014 increased $125.1 million, or 149.6 percent, compared to the first half of 2013, due principally to $93.9 million of cost related to the Natural Materials and Construction segment that was acquired on October 1, 2013, $18.7 million in higher Real Estate Leasing costs (excluding costs from discontinued operations), $10.8 million in higher Real Estate Development and Sales costs, $10.9 million in higher selling, general and administrative costs, principally attributable to the addition of Grace, partially offset by $6.7 million in lower Agribusiness costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $(14.3) million in the first half of 2014 compared with $(6.0) million in the first half of 2013. The change in other income and (expense) was principally due to higher interest expense as a result of an increase in debt related to 2013 acquisitions.

Income taxes in the first half of 2014 were higher than the first half of 2013 due to higher income from continuing operations. The effective tax rate for the first half of 2014 was higher than 2013 due to a final tax adjustment of $1.6 million recorded in the first quarter of 2014 related to the accounting for deferred intercompany gains triggered by the separation from Matson, Inc.

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

Real Estate Leasing – Second quarter of 2014 compared with 2013

	Quarter Ended June 30,
(dollars in millions)	2014	2013	Change
Real estate leasing segment revenue	$31.0	$26.2	18.3%
Real estate leasing segment operating costs and expenses	(19.0)	(15.4)	23.4%
Selling, general and administrative	(0.1)	(0.5)	(80.0)%
Other income	0.1	0.3	(66.7)%
Real estate leasing operating profit	$12.0	$10.6	13.2%
Operating profit margin	38.7%	40.5%
Net Operating Income*	19.6	16.4	19.5%
Leasable Space (million sq. ft.) — Improved
Hawaii	2.4	1.7
Mainland	2.5	6.3

*	Refer to page 22 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing segment revenue for the second quarter of 2014, before subtracting amounts presented as discontinued operations, was 18.3 percent higher than 2013, primarily due to a net expansion of the portfolio from sales and acquisitions activity, as well as improved performance from Mainland office properties.

Operating profit for the second quarter of 2014 was 13.2 percent higher than 2013 for the reasons previously cited for the revenue increase, partially offset by higher depreciation and amortization expenses resulting from a step-up in asset bases for acquisitions made pursuant to IRS code section 1031. Tenant improvement costs and leasing commissions were $1.5 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively.

Net operating income for the quarter increased by 19.5 percent. The increase was due to the expansion of the Hawaii portfolio in 2013 and improved Mainland office performance, but was partially offset by the sales of ten Mainland assets in 2013 and Maui Mall in January 2014.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the quarter ended June 30, 2014 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	93%	91%	92%
Industrial	98%	97%	98%
Office	81%	90%	88%
Total	93%	93%	93%

Improved leasable space decreased in the second quarter of 2014, compared with the second quarter of 2013, due primarily to the sale of two large industrial properties on the Mainland. The table below identifies sales and acquisitions between April 1, 2013 and June 30, 2014:

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

Same store occupancy in the second quarter of 2014 was 93%, compared to 91% in 2013, due primarily to higher Mainland occupancy at an industrial property and two office properties in California. "Same store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.

Real Estate Leasing – First half of 2014 compared with 2013

	Six months ended June 30,
(dollars in millions)	2014	2013	Change
Real estate leasing segment revenue	$62.2	$52.5	18.5%
Real estate leasing segment operating costs and expenses	(38.0)	(30.4)	25.0%
Selling, general and administrative	(0.6)	(0.9)	(33.3)%
Other income	0.2	0.3	(33.3)%
Real estate leasing operating profit	$23.8	$21.5	10.7%
Operating profit margin	38.3%	41.0%
Net Operating Income*	39.2	33.1	18.4%
Leasable Space (million sq. ft.) — Improved
Hawaii	2.4	1.7
Mainland	2.5	6.3

*	Refer to page 22 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing segment revenue for the six months ended June 30, 2014, before subtracting amounts presented as discontinued operations, was 18.5 percent higher than 2013, primarily due to sales and acquisitions activity (shown in the previous section), as well as improved performance from Mainland office properties.

Operating profit for the six months ended June 30, 2014, before subtracting amounts presented as discontinued operations, was 10.7 percent higher than 2013 for the reasons previously cited for the revenue increase, partially offset by higher depreciation and amortization expenses resulting from a step-up in asset bases for acquisitions made pursuant to IRS code section 1031. Tenant improvement costs and leasing commissions were $2.5 million and $3.9 million for the six months ended June 30, 2014 and 2013, respectively.

Net operating income increased 18.4 percent for the six months ended June 30, 2014 as compared to same period last year. The increase was primarily due to the expansion of the Hawaii portfolio through acquisitions and improved Mainland office performance, partially offset by the sale of ten Mainland assets in 2013 and Maui Mall in January 2014.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the six months ended June 30, 2014 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	93%	90%	92%
Industrial	99%	99%	99%
Office	81%	88%	87%
Total	93%	93%	93%

Same store occupancy increased to 93% in 2014, compared to 91% in 2013, for the same reasons cited for the quarter.

Use of Non-GAAP Financial Measures

The Company presents net operating income (“NOI”), which is a non-GAAP measure derived from Real Estate Leasing Segment revenues (determined in accordance with GAAP, less straight-line rental adjustments) minus property operating expenses (determined in accordance with GAAP). NOI does not have any standardized meaning prescribed by GAAP, and therefore, may differ from definitions of NOI used by other companies. The Company provides this information to investors as an additional means of evaluating ongoing core operations. NOI should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. NOI is commonly used as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. NOI excludes general and administrative expenses, straight-line rental adjustments, interest income, interest expense, depreciation and amortization, and gains on sales of interests in real estate. The Company believes that the Real Estate Leasing segment's operating profit after discontinued operations is the most directly comparable GAAP measurement to NOI. A reconciliation of Real Estate Leasing segment operating profit to Real Estate Leasing segment NOI is as follows:

Reconciliation of Real Estate Leasing Operating Profit to NOI
(In Millions, Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Real Estate Leasing segment operating profit before discontinued operations	$12.0	$10.6	$23.8	$21.5
Less amounts reported in discontinued operations (pre-tax)	—	(3.9)	(0.2)	(7.0)
Real Estate Leasing segment operating profit after subtracting discontinued operations	12.0	6.7	23.6	14.5
Adjustments:
Depreciation and amortization	7.1	6.0	14.2	11.8
Straight-line lease adjustments	(0.6)	(0.9)	(1.1)	(1.7)
General and administrative expenses	1.1	0.7	2.3	1.5
Discontinued operations	—	3.9	0.2	7.0
Real Estate Leasing segment NOI	$19.6	$16.4	$39.2	$33.1

Real Estate Development and Sales – Second quarter and first half of 2014 compared with 2013

	Quarter Ended June 30,
(dollars in millions)	2014	2013	Change
Improved property sales revenue	$—	$—	NM
Development sales revenue	16.4	—	NM
Unimproved/other property sales revenue	5.0	1.4	4X
Total Real Estate Development and Sales segment revenue	21.4	1.4	15X
Cost of Real Estate Development and Sales	(11.1)	(0.1)	111X
Operating expenses	(3.6)	(2.9)	24.1%
Earnings from joint ventures	0.4	0.6	(33.3)%
Other income	0.7	0.3	133.3%
Total Real Estate Development and Sales operating profit	$7.8	$(0.7)	NM
Real Estate Development and Sales operating profit margin	36.4%	NM

	Six months ended June 30,
(dollars in millions)	2014	2013	Change
Improved property sales revenue	$70.1	$14.9	5X
Development sales revenue	16.4	—	NM
Unimproved/other property sales revenue	5.9	1.9	3X
Total Real Estate Development and Sales segment revenue	92.4	16.8	6X
Cost of Real Estate Development and Sales	(25.2)	(10.8)	133.3%
Operating expenses	(7.6)	(5.7)	33.3%
Impairment and equity loss related to joint venture investments	(0.3)	—	NM
Earnings (loss) from joint ventures	(0.5)	1.1	NM
Other income	1.3	0.3	4X
Total Real Estate Development and Sales operating profit	$60.1	$1.7	35X
Real Estate Development and Sales operating profit margin	65.0%	10.1%

Second quarter 2014: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $21.4 million and $7.8 million, respectively, and were principally related to the sales of three residential lots on Oahu, five non-core land parcels on Maui, and one residential lot on Maui. Operating profit also included the sales of joint venture resort residential units, including four on Hawaii Island and six on Kauai, partially offset by joint venture expenses. The increase in operating expenses was due primarily to higher administrative and holding costs for Maui Business Park II, the Kahala portfolio and The Collection condominium project.

First half 2014: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $92.4 million and $60.1 million, respectively, and included the lot and parcel sales in the second quarter described above, sale of the 185,700 square-foot Maui Mall and recognition of $6.0 million in deferred revenue associated with the sale of three Mainland retail properties in the fourth quarter of 2013. Operating profit also included the sales of 15 joint venture resort residential units, including eight units on Kauai, one unit on Maui, and six units on Hawaii Island, partially offset by joint venture expenses.

Second quarter 2013: Revenue from Real Estate Development and Sales, before subtracting amounts presented as discontinued operations, was $1.4 million and was related primarily to the sale of a 29-acre non-core Maui parcel. Operating loss of $0.7 million was due primarily to operating expenses, partially offset by the sale of the non-core Maui parcel, development fees, interest income, and net joint venture resort residential sales of two lots and two cottages on Kauai, three units on Maui, and two units on Hawaii Island.

First half 2013: Revenue and operating profit from Real Estate Development and Sales for the first half of 2013, before subtracting amounts presented as discontinued operations, were $16.8 million and $1.7 million, respectively, and in addition to the sale of the non-core Maui parcel, development fees, and interest income described above, included the sale of a

California industrial property. Operating profit also included the sales of joint venture resort residential units, including three lots and two cottages on Kauai, five units on Maui, and four units on Hawaii Island, partially offset by joint venture expenses.

Real Estate Discontinued Operations – 2014 compared with 2013

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Proceeds from the sale of income-producing properties	$—	$—	$70.1	$14.9
Real Estate Leasing revenue	—	8.5	0.2	17.1
Total	—	8.5	70.3	32.0

Gain on sale of income-producing properties	—	—	55.9	4.2
Real Estate Leasing operating profit	—	3.9	0.2	7.0
Total operating profit before taxes	—	3.9	56.1	11.2
Income tax expense	—	1.5	21.8	4.3
Income from discontinued operations	$—	$2.4	$34.3	$6.9

2014:  The revenue and expenses related to the sale and operations of Maui Mall, a retail property on Maui, have been classified as discontinued operations.

2013: The revenue and expenses related to the sale and operations of Northpoint Industrial, an industrial property in California, were classified as discontinued operations.

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

Agribusiness – Second quarter of 2014 compared with 2013

	Quarter Ended June 30,
(dollars in millions)	2014	2013	Change
Revenue	$29.8	$43.5	(31.5)%
Operating profit	$0.4	$8.3	(95.2)%
Operating profit margin	1.3%	19.1%
Tons sugar produced	46,900	66,400	(29.4)%
Tons sugar sold (raw and specialty sugar)	38,800	40,700	(4.7)%

Agribusiness revenue for the second quarter of 2014 decreased $13.7 million, or 31.5 percent, compared to the second quarter of 2013. The decrease was primarily due to $9.5 million in lower raw sugar and specialty sugar revenue, principally due to lower prices, and $5.0 million in lower vessel charter revenue due to one outside charter occurring in the second quarter of 2013 as compared to no charters in the second quarter of 2014, partially offset by $1.4 million in higher power sales from higher volume.

Operating profit for the second quarter of 2014 decreased $7.9 million compared to the second quarter of 2013. The decrease was principally due to $10.4 million in lower raw sugar margins from lower prices and an increase in the lower-of-cost-or-market adjustment for sugar inventory due to lower prices and lower full-year forecasted production, and $1.0 million lower vessel charter margin as previously referenced, partially offset by a $4.2 million gain on land used by the now discontinued Kauai trucking operation and $1.6 million in higher power margins due to higher volume.

Sugar production for the second quarter of 2014 was 29.4 percent lower than the second quarter of 2013 due to a lower number of acres harvested and lower yields during the quarter, resulting from abnormally wet conditions at the start of the harvesting season. Sugar volume sold was 4.7 percent lower for the same period, due to lower specialty sugar deliveries.

Agribusiness – First half of 2014 compared with 2013

	Six months ended June 30,
(dollars in millions)	2014	2013	Change
Revenue	$42.7	$58.2	(26.6)%
Operating profit	$3.5	$12.1	(71.1)%
Operating profit margin	8.2%	20.8%
Tons sugar produced	48,300	74,600	(35.3)%
Tons sugar sold (raw and specialty sugar)	41,200	43,400	(5.1)%

Agribusiness revenue for the first half of 2014 decreased $15.5 million, or 26.6 percent, compared with the first half of 2013. The decrease was due to $8.6 million in lower raw sugar revenue due to lower prices, $5.0 million in lower vessel charter revenue, $1.9 million in lower trucking revenue due to the cessation of the Kauai trucking operations in 2013, and $1.4 million in lower specialty sugar revenue due to lower volume sold.

Operating profit for the first half of 2014 decreased $8.6 million compared to the first half of 2013. The decrease was primarily due to $10.9 million in lower raw sugar revenue principally resulting from lower prices and lower full-year forecasted production, $1.1 million in lower molasses margin due to higher transportation costs, and $1.0 million of lower charter margin due to no outside charters in 2014. The decrease in operating profit was partially offset by the aforementioned gain on the sale of land that was previously used by the Kauai trucking operations.

Year to date sugar production was 35.3 percent lower in 2014 than in 2013, due principally to a lower number of acres harvested year-to-date and lower yields that resulted from extremely wet field conditions in the first two months of the harvesting season.

NATURAL MATERIALS AND CONSTRUCTION
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

Natural Materials and Construction - Second quarter and first half of 2014

	2014
(dollars in millions)	Three Months Ended June 30,	Six Months Ended June 30,
Revenue	$64.5	$114.7
Operating profit	$8.0	$11.4
Operating profit margin	12.4%	9.9%
Depreciation and amortization	$4.4	$8.6
Aggregate used and sold (tons in thousands)	167.5	312.9
Asphaltic concrete placed (tons in thousands)	149.4	258.3
Backlog at period end	$249.2	$249.2
Natural Materials and Construction revenue was $64.5 million for the second quarter of 2014, and was primarily attributable to Grace's quarrying and paving activities, which reflected approximately 167,500 tons of aggregate used and sold and 149,400 tons of asphaltic concrete placed. Backlog at the end of June 30, 2014 was $249.2 million (which includes the backlog of Maui Paving, LLC, a 50 percent-owned non-consolidated affiliate), as compared to $218.1 million as of December 31, 2013. Natural Materials and Construction revenue was $114.7 million for the first half of 2014 and reflects 312,900 tons of aggregate used and sold and 258,300 tons of asphaltic concrete placed.
Operating profit was $8.0 million for the second quarter of 2014, primarily related to Grace's quarrying, paving and asphalt activities, and reflected approximately $1.2 million in negative non-cash purchase price accounting adjustments to tangible and intangible assets recorded at fair value in the acquisition. Operating profit margin, excluding the purchase price accounting adjustments, was 14.3 percent, and improved relative to the first quarter due to higher volume efficiencies. Operating profit was $11.4 million for the first half of 2014 and included approximately $2.4 million in negative non-cash purchase price accounting adjustments. Operating profit margin, excluding the purchase price accounting adjustments, was 12.1 percent.
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
On December 18, 2013, the Company entered into a short-term facility ("Bridge Loan"), by and among A&B LLC, Bank of America, N.A., and other lenders party thereto, to finance a portion of the Company's $372.7 million purchase of the Kailua Portfolio. On December 20, 2013, the Company consummated the Kailua Portfolio acquisition and borrowed $60.0 million under the Bridge Loan, which bore interest at LIBOR plus 3.0 percent. The Bridge Loan was paid off on January 6, 2014 with reverse 1031 proceeds received from the disposition of Maui Mall.

Cash Flows: Cash flows used in operating activities totaled $20.6 million for the first six months of 2014, compared to $16.8 million for the first six months of 2013. The decrease in cash used in operating activities was primarily due to higher proceeds from real estate development sales, partially offset by higher working capital requirements related to HC&S sugar inventory and the addition of Grace.

Cash flows from investing activities totaled $61.4 million for the first half of 2014, compared with $36.7 million used in the first half of 2013. The increase in net cash from investing activities was due primarily to the sale of Maui Mall in January 2014, a $19.4 million investment in One Ala Moana in 2013, acquisitions of commercial properties in the first six months of

2013 totaling $25.3 million, and $6.6 million in higher capital expenditures related to property, plant and equipment in 2014 compared to 2013.

Capital expenditures for the first half of 2014 totaled $19.7 million compared with $13.1 million for the first half of 2013. Net cash flows used in investing activities for capital expenditures were as follows:

	Six months ended June 30,
(dollars in millions)	2014	2013	Change
Acquisition of property	$7.1	$3.2	121.9%
Real estate redevelopment/renovations	5.8	1.8	3X
Tenant improvements	1.5	2.7	(44.4)%
Agribusiness and other	5.3	5.4	(1.9)%
Total capital expenditures*	$19.7	$13.1	50.4%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in condensed consolidated statement of cash flows as operating activities.

Total capital expenditures increased $6.6 million, due primarily to $7.1 million of Grace capital expenditures, which principally relate to the construction of a new crushing facility.

Cash flows used in financing activities were $37.9 million for the first half of 2014, compared with $53.1 million provided by financing activities during the first half of 2013. The increase in cash flows used in financing activities was principally due to the paydown of the $60 million bridge loan in January 2014.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and quarry and sugar inventory, totaled $114.1 million at June 30, 2014, a increase of $15.6 million from December 31, 2013. The increase was due primarily to a $4.7 million increase in receivables, a $4.0 million increase in sugar inventories, a $2.9 million increase in cash, and a $2.4 million increase in aggregate inventories.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt as of June 30, 2014 was $676.1 million compared to $710.7 million at the end of 2013. The decrease in debt during the first half of 2014 was principally due to the paydown of the $60 million Bridge Loan in January 2014, partially offset by investments in working capital, principally related to the production of sugar and aggregate, as well as capital investments in active real estate projects. As of June 30, 2014, unused capacity under the Company’s revolving credit facility and its Prudential shelf facility totaled $206.1 million.

Balance Sheet: The Company had working capital of $35.8 million at June 30, 2014, compared to a working capital deficit of $46.8 million at the end of 2013. The change in working capital is principally due to decrease in current portion of long-term debt, a reduction in deferred revenue, and higher inventories, partially offset by a decrease in real estate held for sale.

At June 30, 2014, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges: Sales - During the second quarter of 2014, there were $8.6 million of proceeds from four non-core land sales on Maui that qualified for tax-deferral treatment under Internal Revenue Code Section 1031. During the second quarter of 2013, approximately $0.8 million of proceeds from the sale of 29 acres of non-core land on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases - During the second quarter of 2014, the Company made no 1031 acquisitions. During the second quarter of 2013, the Company utilized approximately $15.5 million in proceeds from tax-deferred sales to purchase Napili Plaza, a shopping center on Maui.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2014, there were $1.1 million from tax-deferred sales that had not been designated for reinvestment.

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2014, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

OUTLOOK

All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 19 to 32 of the Company’s 2013 Form 10-K and other filings with the SEC.

There are two primary sources of periodic economic forecasts and data for the State of Hawaii: The University of Hawaii Economic Research Organization (UHERO) and the state’s Department of Business, Economic Development and Tourism (DBEDT). Much of the economic information included herein has been derived from economic reports available on UHERO’s and DBEDT’s websites that provide more complete information about the status of, and forecast for, the Hawaii economy. Information below on Oahu residential re-sales is published by the Honolulu Board of Realtors and Title Guaranty of Hawaii, Incorporated. Information below on the Oahu commercial real estate market is provided by Colliers International (Hawaii). Bankruptcy filing information cited below is published by the U.S. Bankruptcy Court District of Hawaii. Information below on foreclosures is from published reports based on data collected by RealtyTrac. Debit and credit card same store sales activity is provided by First Hawaiian Bank.

The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 2.4 percent in 2014, and is expected to continue to grow at a moderate pace for the next several years.

The tourism industry is the primary driver of Hawaii economic growth. 2013 was a record year for the state for both visitor expenditures and visitor arrivals, and for the first half of 2014, expenditures have increased by 2.5 percent and arrivals are on pace with last year. These expenditure and arrival figures are improved from the modest declines reported in the Company’s first quarter Form 10-Q, which was based on information previously reported by the Hawaii Tourism Authority (HTA) and DBEDT that has since been revised.

The value of statewide construction permits was up by 16.5 percent over 2013, led by an increase in renovation/addition construction permits. Hawaii’s contracting tax base is projected to increase by 8.4 percent to $8.2 billion in 2014 and to $9.6 billion in 2015, and construction jobs are projected to increase by 5.8 percent and 10.2 percent for 2014 and 2015, respectively.

The median resale price for a single family home on Oahu in June 2014 was $700,000, surpassing the previous record set in December 2013 of $685,000. Year-to-date through June 2014, the median single family home price was $669,500, up 7.1 percent compared to last year, and the median resale price of an Oahu condominium was up 7.1 percent at $350,000. For June 2014, months of available inventory remained low at 2.8 months for Oahu homes and 3.3 months for Oahu condos.

Oahu retail vacancy remained low at 4.4 percent, while asking rents increased 4.9 percent to $3.45 for the six months ended May 31, 2014, compared to last year. Industrial commercial vacancy was 2.4 percent for the first half of 2014, compared to 3.2 percent last year, and asking rents increased 5.0 percent, compared to last year. Office vacancy increased moderately, up 0.6 percentage points, for the first half of 2014, compared to last year; however, asking rents have improved 3.2 percent over the same comparative period. Oahu market vacancies and asking rents from December 1, 2013 to May 31, 2014 for retail properties, and for the first half of 2014 for industrial and office properties, are as follows:

Property Type	Quarter Ended June 30, 2014 Vacancy Rate	Average Asking Rent Per Square Foot Per Month (NNN) at June 30, 2014
Retail	4.4%	$3.45
Industrial	2.4%	$1.05
Office	13.6%	$1.60

The state continues to see positive trends in other economic indicators. Unemployment at the end of June 2014 was 4.4 percent, the lowest monthly rate in over five years. Also in June, Hawaii’s labor force grew to 661,550 workers. Bankruptcy filings through June 2014 were down 21.2 percent compared to the same period last year. Foreclosures were down 53 percent in June 2014 compared to last year. Debit and credit card same store sales activity increased 5.0 percent in the second quarter over the comparable period of 2013.

The Company’s Leasing segment produced $12.0 million of operating profit and $19.6 million of NOI* in the second quarter, 13.2 percent and 19.5 percent higher, respectively, than the second quarter of last year. However, due to the timing of acquisitions in the second half of 2013, the rate of quarterly growth will moderate over the balance of the year. The Company is currently projecting a full year NOI growth rate for 2014 of 12 percent to 14 percent.

Agribusiness operating profit is dependent upon a variety of factors, including prices in effect at the time sugar is priced; total sugar production, which is affected by weather and the availability of water among other factors; the volume, price and timing of molasses sales; the volume and prices at which the Company sells power to the local electric utilities; and variability in other sources of income. With myriad financial variables affecting Agribusiness profitability, future earnings are difficult to predict.

In its 2013 Form 10-K, the Company projected Agribusiness operating losses of $6 million to $9 million for 2014, based on sugar prices and production estimates at the beginning of the year. Although domestic sugar prices have since increased and the Company has forward priced approximately 80 percent of the 2014 crop at prices that are higher than those contemplated in previous guidance, this financial benefit will likely be more than offset by lower production. Extremely wet weather conditions through May have led to a significant reduction in sugar production year-to-date, and expectations for full-year sugar production have therefore been reduced. While it is difficult to accurately predict full-year results for the reasons described in the paragraph above, the combination of higher prices and on-going efforts to contain operating costs are expected to largely offset the negative impact of lower full-year production. As a result, there are no changes to the previous Agribusiness loss guidance for the full year.

The Natural Materials and Construction segment’s consolidated backlog at the end of June was $249.2 million, 14.2 percent higher than at year-end 2013 and 14.8 percent higher than June 30, 2013. Most of the City and County of Honolulu's $120 million paving budget for the fiscal year 2014 and all of its recently approved $132 million paving budget for fiscal year 2015 remain to be bid out and are, therefore, not included in the backlog. However, the challenge for Grace Pacific in maintaining the level of its second quarter performance over the balance of 2014, will be the pace at which future contracts and bids are awarded by the various sponsoring agencies.

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

Dividends: On July 29, 2014, A&B's Board of Directors announced a third-quarter 2014 dividend of $0.04 per share, payable on September 4, 2014 to shareholders on record as of the close of business on August 11, 2014.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 24, 2014, the Hawaii State Department of Health (“DOH”) Clean Air Branch issued a Notice and Finding of Violation and Order (“NFVO”) to Hawaiian Commercial & Sugar Company (“HC&S”) alleging various violations relating to the operation of HC&S’s three boilers at its sugar mill. The DOH reviewed a five-year period (2009-2013) and alleged violations relating primarily to periods of excess visible emissions and operation of the wet scrubbers installed to control particulate matter emissions from the boiler stacks. All incidents were self-reported by HC&S to the DOH prior to the DOH’s review, and there is no indication that these deviations resulted in any violation of health-based air quality standards. The NFVO includes an administrative penalty of $1.3 million, which HC&S has contested. The Company is unable to predict, at this time, the outcome or financial impact of the NFVO, but does not believe that the financial impact of the NFVO will be material to its financial position or results of operations.

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), a wholly owned subsidiary of the Company, as a defendant. After motions to dismiss the complaint, and amended complaints, certain claims against the defendants remain and McBryde Resources and Alexander & Baldwin, LLC are defending the lawsuit. Discovery is pending while the parties discuss possible settlement of this matter. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit, but does not believe that the financial impact will be material to its financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - 30, 2014	—	$—	—	—
May 1 - 31, 2014	—	$—	—	—
Jun 1 - 30, 2014	—	$—	—	—

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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, (v) Condensed Consolidated Statements of Equity for the six months ended June 30, 2014 and June 30, 2013, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95.	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	August 8, 2014	/s/ Paul K. Ito
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, (v) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2014 and June 30, 2013 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95.	Mine Safety Disclosure