Form 10-Q/A
period 2014-06-30
Alexander & Baldwin, Inc.
filed 2014-08-08
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Explanatory Note

Alexander & Baldwin, Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the U.S. Securities and Exchange Commission on August 8, 2014, solely to provide the correct Exhibit 95 (Mine Safety Disclosure). The originally filed Exhibit 95 reflected information for the quarter ended March 31, 2014.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	August 8, 2014	/s/ Paul K. Ito
Paul K. Ito
Senior Vice President,
Chief Financial Officer, Treasurer
and Controller

2