Form 10-Q
period 2014-09-30
Alexander & Baldwin, Inc.
filed 2014-11-06
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of September 30, 2014:     48,754,941

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Operating Revenue:
Real estate leasing	$31.3	$18.8	$93.3	$54.2
Real estate development and sales	18.2	10.1	40.5	12.0
Construction and natural materials	58.4	—	173.1	—
Agribusiness	45.5	35.9	88.2	94.1
Total operating revenue	153.4	64.8	395.1	160.3
Operating Costs and Expenses:
Cost of real estate leasing	19.6	11.3	58.6	31.8
Cost of real estate development and sales	5.4	3.3	16.5	3.6
Cost of construction contracts and natural materials	48.0	—	141.9	—
Costs of agribusiness revenues	52.7	34.4	91.8	80.1
Selling, general and administrative	12.1	9.6	37.9	24.4
Grace acquisition costs	—	2.0	—	4.5
Total operating costs and expenses	137.8	60.6	346.7	144.4
Operating Income	15.6	4.2	48.4	15.9
Other Income and (Expense):
Income related to joint ventures	1.5	0.7	0.3	1.8
Reduction in KRS II carrying value (Note 12)	(15.1)	—	(15.1)	—
Gain on insurance	—	1.3	—	1.3
Impairment and equity losses related to real estate joint ventures	—	(6.6)	—	(6.6)
Interest income and other	1.1	1.2	2.6	1.6
Interest expense	(7.2)	(4.2)	(21.6)	(11.7)
Income (Loss) From Continuing Operations Before Income Taxes	(4.1)	(3.4)	14.6	2.3
Income tax expense (benefit)	(14.9)	(0.6)	(5.9)	2.1
Income (Loss) From Continuing Operations	10.8	(2.8)	20.5	0.2
Income From Discontinued Operations (net of income taxes)	—	7.2	34.3	14.2
Net Income	10.8	4.4	54.8	14.4
Income attributable to noncontrolling interest	(0.6)	—	(2.0)	—
Net Income Attributable to A&B Shareholders	$10.2	$4.4	$52.8	$14.4

Basic Earnings Per Share:
Continuing operations attributable to A&B shareholders	$0.21	$(0.06)	$0.38	$—
Discontinued operations attributable to A&B shareholders	—	0.16	0.70	0.33
Net income attributable to A&B shareholders	$0.21	$0.10	$1.08	$0.33
Diluted Earnings Per Share:
Continuing operations attributable to A&B shareholders	$0.21	$(0.06)	$0.38	$—
Discontinued operations attributable to A&B shareholders	—	0.16	0.69	0.33
Net income attributable to A&B shareholders	$0.21	$0.10	$1.07	$0.33
Weighted Average Number of Shares Outstanding:
Basic	48.8	43.1	48.7	43.1
Diluted	49.3	43.8	49.2	43.7
Amounts Attributable to A&B Shareholders:
Income from continuing operations, net of tax	$10.2	$(2.8)	$18.5	$0.2
Discontinued operations, net of tax	—	7.2	34.3	14.2
Net income	$10.2	$4.4	$52.8	$14.4

Cash dividends declared per share	$0.04	$—	$0.12	$—
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Net Income	$10.8	$4.4	$54.8	$14.4
Other Comprehensive Income:
Defined benefit pension plans:
Net gain (loss) and prior service cost	—	—	1.2	(2.0)
Amortization of prior service credit included in net periodic pension cost	(0.4)	(0.4)	(1.0)	(1.0)
Amortization of net loss included in net periodic pension cost	1.1	1.9	3.3	5.8
Income taxes related to other comprehensive income	(0.3)	(0.6)	(1.4)	(1.1)
Other Comprehensive Income	0.4	0.9	2.1	1.7
Comprehensive Income	$11.2	$5.3	$56.9	$16.1
Comprehensive income attributable to noncontrolling interest	(0.6)	—	(2.0)	—
Comprehensive income attributable to A&B	$10.6	$5.3	$54.9	$16.1

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$9.2	$3.3
Accounts and other notes receivable, net	29.4	36.5
Contracts retention	9.2	9.3
Costs and estimated earnings in excess of billings on uncompleted contracts	13.5	10.5
Inventories	81.0	68.1
Real estate held for sale	—	15.9
Deferred income taxes	9.2	7.8
Income tax receivable	4.9	3.0
Prepaid expenses and other assets	18.6	17.0
Total current assets	175.0	171.4
Investments in Affiliates	348.6	341.4
Real Estate Developments	254.4	249.1
Property – net	1,263.6	1,273.7
Intangible Assets - net	64.3	74.1
Goodwill	102.9	99.6
Other Assets	86.4	75.9
Total assets	$2,295.2	$2,285.2
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$46.9	$105.2
Accounts payable	37.1	32.6
Billings in excess of costs and estimated earnings on uncompleted contracts	3.8	4.4
Accrued interest	3.3	5.9
Deferred revenue	1.7	17.8
Indemnity holdback related to Grace acquisition	23.5	18.8
Accrued and other liabilities	33.0	33.5
Total current liabilities	149.3	218.2
Long-term Liabilities:
Long-term debt	637.9	605.5
Deferred income taxes	194.6	188.7
Accrued pension and postretirement benefits	31.0	37.3
Other non-current liabilities	52.8	60.7
Total long-term liabilities	916.3	892.2
Commitments and Contingencies (Note 3)
Equity:
Common stock	1,147.4	1,142.3
Accumulated other comprehensive loss	(28.0)	(30.1)
Retained earnings	99.3	53.7
Total A&B Shareholders' equity	1,218.7	1,165.9
Noncontrolling interest	10.9	8.9
Total equity	1,229.6	1,174.8
Total liabilities and equity	$2,295.2	$2,285.2

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from (used in) Operating Activities:	$3.3	$(109.4)
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(27.3)	(102.9)
Capital expenditures related to 1031 commercial property transactions	—	(25.3)
Proceeds from investment tax credits and grants related to Port Allen Solar Farm	4.5	—
Proceeds from disposal of property and other assets	8.5	2.3
Proceeds from disposals related to 1031 commercial property transactions	86.4	17.5
Payments for purchases of investments in affiliates	(37.9)	(35.9)
Proceeds from investments in affiliates	14.4	3.3
Change in restricted cash associated with 1031 transactions	(15.2)	7.8
Cash acquired through consolidation of The Shops at Kukui'ula	—	0.3
Net cash provided by (used in) investing activities	33.4	(132.9)
Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	126.0	428.0
Payments of long-term debt and deferred financing costs	(86.5)	(196.8)
Proceeds (payments) from line-of-credit agreements, net	(64.5)	13.5
Dividends paid	(5.9)	—
Proceeds from issuance of capital stock and other, net	0.1	0.6
Net cash provided by (used in) financing activities	(30.8)	245.3
Cash and Cash Equivalents:
Net increase for the period	5.9	3.0
Balance, beginning of period	3.3	1.1
Balance, end of period	$9.2	$4.1

Other Cash Flow Information:
Interest paid	$(24.7)	$(14.1)
Income taxes paid	$(12.6)	$(10.0)
Other Non-cash Information:
Real estate exchanged for note receivable	$3.6	$—
Note payable assumed in connection with acquisition of Waianae Mall	$—	$20.6
Note payable assumed in connection with acquisition of Pearl Highlands Center	$—	$62.3
Notes payable assumed in connection with the consolidation of The Shops at Kukui'ula	$—	$51.2
Note receivable received in connection with the sale of Issaquah Office Center	$—	$13.0
Property (net) acquired in connection with the consolidation of The Shops at Kukui'ula	$—	$39.0
Capital expenditures included in accounts payable and accrued expenses	$—	$7.7

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the nine months ended September 30, 2014 and 2013
(In millions) (Unaudited)

	September 30, 2014			September 30, 2013
	A&B Share- holders' Equity	Non- controlling interest	Total	A&B Share- holders' Equity	Non- controlling interest	Total

Beginning balance	$1,165.9	$8.9	$1,174.8	$914.4	$—	$914.4
Net income	52.8	2.0	54.8	14.4	—	14.4
Other comprehensive income, net of tax	2.1	—	2.1	1.7	—	1.7
Dividends paid on common stock	(5.9)	—	(5.9)	—	—	—
Share-based compensation	3.5	—	3.5	3.2	—	3.2
Shares issued or repurchased, net	(1.1)	—	(1.1)	(0.6)	—	(0.6)
Excess tax benefit from share-based awards	1.4	—	1.4	1.3	—	1.3
Ending balance	$1,218.7	$10.9	$1,229.6	$934.4	$—	$934.4

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Description of Business. A&B is headquartered in Honolulu and operates four segments: Real Estate Development and Sales; Real Estate Leasing; Agribusiness; and Natural Materials and Construction.

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

Agribusiness:  The Agribusiness segment produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, equipment maintenance and repair services; leases agricultural land to third parties; charters the MV Moku Pahu between sugar voyages; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations.

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

(3)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 10 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013, included the following (in millions) as of September 30, 2014:

Standby letters of credit related to real estate projects	$11.4
Bonds related to real estate and construction*	$323.5

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

Other Obligations:  Certain of the real estate businesses in which the Company holds a non-controlling interest have long-term debt obligations. One of the Company’s joint ventures had a $10 million loan scheduled to mature in August 2015. As a condition to providing the loan to the joint venture, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specified that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture were below pre-determined thresholds. On September 26, 2014, the joint venture sold the commercial property and paid off the remaining balance on the loan, which terminated the Company's guaranty. The Company's share of the gain on the sale of the commercial property was not material.

The Company's Waihonua joint venture (Honolulu) has a $120 million construction loan to finance the construction of a 43-story, 341-unit high-rise condominium, which was sold-out in July 2013. The Company provided a limited guaranty to the lenders for up to $20 million, as well as certain other limited guaranties and a completion guaranty. The Company has determined that the fair value of its obligation under the guaranties is not material, and as of September 30, 2014, the Company had not paid or accrued any amounts under the guaranties.

The Company's Club Villas joint venture (Kauai) has a $14 million construction loan to finance the construction of up to six units, all of which have been pre-sold under binding sales contracts. The Company and its joint venture partner each provided a separate limited loan guaranty of 50 percent of $14 million on a several basis, and a completion guaranty. The Company has determined that the fair value of its obligation under the guaranties is not material, and as of September 30, 2014, the Company had not paid or accrued any amounts under the guaranties.

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

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 streams resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party. On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing. On November 17, 2010, the petitioner filed an appeal of the Water Commission’s denial to the Hawaii Intermediate Court of Appeals. On August 31, 2011, the Intermediate Court of Appeals dismissed the petitioner’s appeal. On November 29, 2011, the petitioner appealed the Intermediate Court of Appeals’ dismissal to the Hawaii Supreme Court. On January 11, 2012, the Hawaii Supreme Court vacated the Intermediate Court of Appeals’ dismissal of the petitioner’s appeal and remanded the appeal back to the Intermediate Court of Appeals. On November 30, 2012, the Intermediate Court of Appeals remanded the case back to the Water Commission, ordering the Commission to grant the petitioner’s request for a contested case hearing. On July 17, 2013, the Commission authorized the appointment of a hearings officer for the contested case hearing.  On August 20, 2014, the Commission expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams, including the eight petitions that the Commission previously acted upon in 2008.

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

In January 2013, the Environmental Protection Agency (“EPA”) finalized nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which apply to Hawaiian Commercial & Sugar Company’s three boilers at the Puunene Sugar Mill. Compliance with the Boiler MACT rule is required by January 2016. The Company anticipates that the Puunene Mill boilers will be able to meet the new emissions limits without significant modifications, and that compliance costs will be less than $2 million, based on currently available information. The Company is currently developing strategies for achieving compliance with the new regulations, including identifying required upgrades to boiler and air pollution control instrumentation and developing the complex compliance monitoring approaches necessary to accommodate the facility’s multi-fuel operations. There remains significant uncertainty as to the final requirements of the Boiler MACT rule, pending an EPA response to various petitions for reconsideration and ongoing litigation. Any resulting changes to the Boiler MACT rule could adversely impact the Company’s compliance schedule or cost of compliance.

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

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), a wholly owned subsidiary of the Company, as a defendant. The Company vigorously denied the EEOC's allegations. In order to resolve the EEOC’s claims and to end further litigation expense, however, McBryde Resources and Alexander & Baldwin, LLC agreed to provide $425,000 (which will be paid by insurance) to a group of claimants identified by the EEOC and to follow an EEOC-mandated program of employment practices for two-and-a-half years. This settlement was documented in a consent decree entered by the court on September 3, 2014. There was no determination by the court that there were any violations of law and McBryde Resources and Alexander & Baldwin, LLC did not admit to any liability.

A&B is a party to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on A&B’s condensed consolidated financial statements as a whole.

(4)	Earnings Per Share (“EPS”): The following table provides a reconciliation of income from continuing operations to income from continuing operations attributable to A&B (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations, net of tax	$10.8	$(2.8)	$20.5	$0.2
Noncontrolling interest	(0.6)	—	(2.0)	—
Income (loss) from continuing operations attributable to A&B shareholders, net of tax	$10.2	$(2.8)	$18.5	$0.2
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Denominator for basic EPS – weighted average shares	48.8	43.1	48.7	43.1
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.5	0.7	0.5	0.6
Denominator for diluted EPS – weighted average shares	49.3	43.8	49.2	43.7

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

During the three and nine month periods ended September 30, 2014 and 2013, there were no anti-dilutive securities outstanding.

(5)
Fair Value of Financial Instruments.  The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money markets funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at September 30, 2014 was $684.8 million and $705.4 million, respectively, and $710.7 million and $723.2 million at December 31, 2013, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

(6)
Inventories.  Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Natural Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.

Inventories at September 30, 2014 and December 31, 2013 were as follows (in millions):

	September 30, 2014	December 31, 2013
Sugar inventories	$18.4	$16.8
Work in process - sugar	8.8	—
Asphalt	22.3	17.9
Processed rock, Portland cement, and sand	14.2	12.9
Work in process - aggregate	3.1	2.7
Retail merchandise	1.6	1.8
Parts, materials and supplies inventories	12.6	16.0
Total	$81.0	$68.1

(7)
Share-Based Compensation.  Under the 2012 Plan, which provides for grants of equity-based incentive compensation, 4.3 million shares of common stock were initially reserved for issuance, and as of September 30, 2014, 1,376,473 shares of the Company’s common stock remained available for future issuance, which is reflective of a 2.7 million share reduction for outstanding equity awards replaced in the separation transaction from Matson, Inc. in 2012. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Activity in the Company’s stock option plans in 2014 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2014	1,337.3	$19.21
Exercised	(161.6)	$21.16
Forfeited and expired	—	$—
Outstanding, September 30, 2014	1,175.7	$18.94	4.6	$20,625
Exercisable, September 30, 2014	1,126.1	$18.78	4.5	$19,934

The following table summarizes non-vested restricted stock unit activity through September 30, 2014 (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2014	242.3	$27.92
Granted	123.0	$39.38
Vested	(86.3)	$25.36
Outstanding, September 30, 2014	279.0	$33.76

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

The fair value of the Company’s time-based awards is determined using the Company’s stock price on the date of grant. The fair value of the Company’s market-based awards is estimated using the Company’s stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following assumptions:

	For the year ended December 31, 2014	For the year ended December 31, 2013
Volatility of A&B common stock	25.4%	31.8%
Average volatility of peer companies	27.3%	35.7%
Risk-free interest rate	0.4%	0.3%

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Share-based expense (net of estimated forfeitures):
Stock options	$0.1	$0.3	$0.4	$1.0
Restricted stock units	1.0	0.8	3.1	2.2
Total share-based expense	1.1	1.1	3.5	3.2
Total recognized tax benefit	(0.3)	(0.3)	(1.0)	(1.0)
Share-based expense (net of tax)	$0.8	$0.8	$2.5	$2.2

(8)
Discontinued Operations.  The revenues and expenses related to the sale of Maui Mall, a retail property on Maui sold in January 2014, have been classified as discontinued operations. During 2013, the sales of four industrial properties, three retail properties and two office buildings were classified as discontinued operations.

The results of operations from these properties in prior periods were reclassified from continuing operations to discontinued operations to conform to the current period’s accounting presentation. Consistent with the Company’s intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code. As described in Note 10, the Company early adopted Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the requirements for reporting discontinued operations.

The revenue, operating profit, income tax expense and after-tax effects of these transactions were as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Proceeds from the sale of income-producing properties	$—	$37.3	$70.1	$52.2
Real estate leasing revenue	—	8.7	0.2	25.8
	$—	$46.0	$70.3	$78.0

Gain on sale of income-producing properties	$—	$7.7	$55.9	$12.0
Real estate leasing operating profit	—	4.1	0.2	11.3
Total operating profit before taxes	—	11.8	56.1	23.3
Income tax expense	—	4.6	21.8	9.1
Income from discontinued operations	$—	$7.2	$34.3	$14.2

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

The components of net periodic benefit cost recorded for the three months ended September 30, 2014 and 2013 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Service cost	$0.7	$0.7	$—	$—
Interest cost	2.1	1.9	0.2	0.1
Expected return on plan assets	(2.7)	(2.7)	—	—
Amortization of prior service credit	(0.2)	(0.2)	—	—
Amortization of net loss	1.0	1.9	0.1	(0.1)
Net periodic benefit cost	$0.9	$1.6	$0.3	$—

The components of net periodic benefit cost recorded for the nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Service cost	$1.9	$1.9	$0.1	$0.1
Interest cost	6.2	5.7	0.4	0.3
Expected return on plan assets	(8.0)	(8.2)	—	—
Curtailment	—	—	—	(0.5)
Amortization of prior service credit	(0.6)	(0.6)	—	—
Amortization of net loss	3.0	5.8	0.2	(0.1)
Net periodic benefit cost	$2.5	$4.6	$0.7	$(0.2)

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

(11)	Accumulated Other Comprehensive Income. The changes in accumulated other comprehensive income by component for the nine months ended September 30, 2014 were as follows (in millions, net of tax):

Pension and postretirement plans
nine months ended September 30, 2014
Beginning balance	$30.1
Amounts reclassified from accumulated other comprehensive income, net of tax	(2.1)
Ending balance	$28.0

The reclassifications of other comprehensive income components out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	2014	2013
Actuarial gain (loss)*	$—	$—	$1.2	$(2.0)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	$1.1	1.9	$3.3	5.8
Prior service credit*	(0.4)	(0.4)	(1.0)	(1.0)
Total before income tax	0.7	1.5	3.5	2.8
Income taxes	(0.3)	(0.6)	(1.4)	(1.1)
Other comprehensive income net of tax	$0.4	$0.9	$2.1	$1.7

*	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

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

Prior to June 30, 2012, the Company was included in the consolidated tax return of Matson, Inc. (formerly Alexander & Baldwin Holdings, Inc.) for results occurring prior to June 30, 2012. Upon Separation from Matson, Inc. (“Matson”) in 2012, the Company’s unrecognized tax benefits were reflected on Matson’s financial statements because Matson is considered the successor parent to the former Alexander & Baldwin, Inc. affiliated tax group. In connection with the separation from Matson, the Company entered into a Tax Sharing Agreement with Matson. As of September 30, 2014, $0.3 million remained as a liability for the indemnity to Matson in the event the Company’s pre-Separation unrecognized tax benefits are not realized. As of September 30, 2014, the Company has not identified any material unrecognized tax positions.

On September 13, 2013 the IRS and Treasury Department released final regulations on the deduction and capitalization of expenditures related to tangible property (“Tangible Property Regulations”).  These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS resulting in a cumulative effect adjustment. To account for the adoption of these regulations, $8.6 million was reclassified from deferred income taxes (non-current) to other current and non-current liabilities; however, the Company is still assessing the final impact of these regulations and whether any tax accounting method changes will be required to comply with these regulations.

The Company is subject to taxation by the United States and various state and local jurisdictions. As of September 30, 2014, the Company’s 2012 and 2013 tax years are open to examination by the tax authorities. In addition, tax years 2010, 2011 and 2012, for which the Company was included in the consolidated tax group with Matson, are open to examination by the tax authorities in the Company’s material jurisdictions. In addition, the 2009 tax year is also open to examination by California. The Company is not currently under examination by any tax authorities.

In July 2014, the Company invested $23.8 million in KIUC Renewable Solutions Two LLC ("KRS II"), an entity that owns and operates a 12-megawatt solar farm in Koloa, Kauai. The Company accounts for its investment in KRS II under the equity method. The investment return from the Company's investment in KRS II is principally composed of federal and state tax benefits. These tax credits are accounted for using the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. The total KRS II net tax benefits that the Company recognized for book purposes in the third quarter of 2014 was approximately $13.7 million. As tax benefits are realized over the life of the investment, the Company recognizes a non-cash reduction to the carrying amount of its investment in KRS II. For the three and nine month periods ended September 30, 2014, the Company recorded a non-cash reduction of $15.1 million in Other income (expense) in the condensed consolidated statements of income. The Company expects that future reductions to its investment in KRS II will be recognized as tax benefits are realized.

The effective income tax rate for the nine month period ended September 30, 2014 was lower than the statutory rate due primarily to federal and state tax credits related to the Company's investment in KRS II. The tax benefits from the solar farm investment reflected in the Company's annual effective tax rate was partially offset by an out-of-period 2013 adjustment to income taxes, which had the effect of increasing income tax expense and reducing net income and income from continuing operations by $1.6 million in the year-to-date period, or approximately $0.03 per diluted share. Income taxes for the year ended December 31, 2013 were lower by $1.6 million and net income and income from continuing operations for the year ended December 31, 2013 were higher by $1.6 million, or approximately $0.04 per share. The Company does not believe this adjustment was material to the financial results of previously issued annual or interim financial statements and, therefore, did not restate any prior period amounts.

(13)
Notes Payable and Long-Term Debt. On December 18, 2013, the Company entered into a short-term facility ("Bridge Loan"), by and among A&B LLC, Bank of America, N.A., and other lenders party thereto, to finance a portion of the Company's $372.7 million purchase of the Kailua Portfolio in 2013. On December 20, 2013, the Company consummated the acquisition and borrowed $60 million under the Bridge Loan, which bore interest at LIBOR plus 3 percent. The Bridge Loan was paid off on January 6, 2014 with reverse 1031 proceeds from the disposition of Maui Mall.

(14)
Derivative Instruments. The Company is exposed to interest rate risk related to its floating rate debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and floating rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.

The Company measures its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are determined based on discounted cash flow analysis, reflecting the terms of the contracts, and utilize observable inputs such as interest rates and yield curves.
As of September 30, 2014, the Company had a gross notional amount of $20.6 million related to interest rate swaps that were assumed in connection with 2013 acquisitions, in which the floating rates were swapped for fixed rates. The table below presents the fair value of derivative financial instruments, which are included in Other non-current liabilities in the condensed consolidated balance sheets (in millions):

	As of September 30,	As of December 31,
	2014	2013
Interest rate swap liability - floating to fixed rate	$2.8	$2.8
The amount of expense the Company recorded in Interest income and other in the condensed consolidated statements of income for the change in the fair values of the interest rate swaps was not material in 2014. No income or expense was recorded in the third quarter of 2013 related to the interest rate swaps since the swaps were acquired in the fourth quarter of 2013.

(15)	Segment Results. Segment results for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Revenue:
Real Estate[1]:
Leasing	$31.3	$27.5	$93.5	$80.0
Development and Sales	18.2	47.4	110.6	64.2
Less amounts reported in discontinued operations	—	(46.0)	(70.3)	(78.0)
Natural Materials and Construction	58.4	—	173.1	—
Agribusiness	45.5	35.9	88.2	94.1
Total revenue	$153.4	$64.8	$395.1	$160.3
Operating Profit, Net Income:
Real Estate[1]:
Leasing	$12.1	$11.2	$35.9	$32.7
Development and Sales	11.4	4.6	71.5	6.3
Less amounts reported in discontinued operations	—	(11.8)	(56.1)	(23.3)
Natural Materials and Construction	5.9	—	17.3	—
Agribusiness	(7.3)	2.2	(3.8)	14.3
Total operating profit	22.1	6.2	64.8	30.0
Interest expense	(7.2)	(4.2)	(21.6)	(11.7)
General corporate expenses	(3.9)	(3.4)	(13.5)	(11.5)
Grace acquisition costs	—	(2.0)	—	(4.5)
Reduction in KRS II carrying value (Note 12)	(15.1)	—	(15.1)	—
Income (loss) from continuing operations before income taxes	(4.1)	(3.4)	14.6	2.3
Income tax expense (benefit)	(14.9)	(0.6)	(5.9)	2.1
Income (loss) from continuing operations	10.8	(2.8)	20.5	0.2
Income from discontinued operations (net of income taxes)	—	7.2	34.3	14.2
Net income	10.8	4.4	54.8	14.4
Income attributable to noncontrolling interest	(0.6)	—	(2.0)	—
Net income attributable to A&B	$10.2	$4.4	$52.8	$14.4

[1]	Prior year amounts recast for amounts treated as discontinued operations.

(16)    Grace Acquisition - Valuation of Assets and Liabilities.

The Company applies the provisions of the Financial Accounting Standards Board's Accounting Standards Codification Topic 805, Business Combinations ("ASC 805") to acquisitions. Under ASC 805, assets acquired and liabilities assumed are recorded at fair value. The excess of the purchase price over the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The fair values of assets acquired and liabilities assumed are determined through the market, income or cost approaches, and the valuation approach is generally based on the specific characteristics of the asset or liability. Under the market approach, value is estimated using information from transactions in which other participants in the market have paid for reasonably similar assets that have been sold within a reasonable period from the valuation date. Adjustments are made to compensate for differences between reasonably similar assets and the item being valued. Under the income approach, the future cash flows expected to be received over the life of the asset, taking into account a variety of factors, such as long-term growth rates and the amount and timing of cash flows, are discounted to present value using a rate of return that accounts for the time value of money and investment risk factors. Under the cost approach, the Company estimates the cost to replace the asset with a new asset taking into consideration a variety of factors such as age, physical condition, functional obsolescence, and economic obsolescence. The fair value of liabilities assumed is calculated as the net present value of estimated payments using prevailing market interest rates for liabilities with similar credit risk and terms.

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

The fair values and related adjustments recorded in the first nine months of 2014 for the assets acquired and liabilities assumed for Grace are as follows:

	Preliminary Valuation October 1, 2013	Adjustments/reclassifications	Adjusted Valuation September 30, 2014
Fair value of consideration transferred	$240.7	$—	$240.7

Cash	5.7	—	5.7
Intangible assets	5.8	(1.0)	4.8
All other assets	277.4	0.9	278.3
Total assets acquired	288.9	(0.1)	288.8
Liabilities assumed	138.5	3.2	141.7
Total net assets acquired	150.4	(3.3)	147.1
Excess of purchase price over net assets acquired	$90.3	$3.3	$93.6

During the first nine months of 2014, the Company recorded an adjustment to the preliminary valuation, resulting in a net increase to goodwill of $3.3 million. The net adjustment did not have a significant impact on the Company's condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, was not retrospectively adjusted in the financial statements. The adjustment to goodwill was primarily due to adjustments to the fair value of liabilities related to the maintenance and management of former quarry sites. The provisional measurements of assets and liabilities set forth above are subject to further change, but in any event, no later than one year from the acquisition date.
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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three and nine months ended September 30, 2014 and 2013.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the nine months ended September 30, 2014 and 2013, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

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

Agribusiness: The Agribusiness segment produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, equipment maintenance and repair services; leases agricultural land to third parties; charters the MV Moku Pahu between sugar voyages; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Third quarter of 2014 compared with 2013

	Quarter Ended September 30,
(dollars in millions)	2014	2013	Change
Operating revenue	$153.4	$64.8	136.7%
Operating costs and expenses	137.8	60.6	127.4%
Operating income	15.6	4.2	4X
Other income and (expense)	(19.7)	(7.6)	159.2%
Income (loss) from continuing operations before income taxes	(4.1)	(3.4)	20.6%
Income tax expense (benefit)	(14.9)	(0.6)	25X
Discontinued operations (net of income taxes)	—	7.2	(100.0)%
Net income	10.8	4.4	145.5%
Income attributable to noncontrolling interest	(0.6)	—	NM
Net income attributable to A&B	$10.2	$4.4	131.8%

Basic earnings per share attributable to A&B	$0.21	$0.10	110.0%
Diluted earnings per share attributable to A&B	$0.21	$0.10	110.0%

Consolidated operating revenue for the third quarter of 2014 increased $88.6 million, or 136.7 percent, compared to the third quarter of 2013. This increase was principally due to $58.4 million of revenue from Natural Materials and Construction due to the acquisition of Grace on October 1, 2013, $12.5 million in higher Real Estate Leasing revenue, $9.6 million in higher Agribusiness revenues, and $8.1 million in higher Development and Sales revenue. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the third quarter of 2014 increased $77.2 million, or 127.4 percent, compared to the third quarter of 2013, due principally to $48.0 million of cost related to the Natural Materials and Construction segment that was acquired on October 1, 2013, $18.3 million in higher Agribusiness costs, $8.3 million in higher Real Estate Leasing costs, $2.1 million in higher Real Estate Development and Sales cost, $2.5 million in higher selling, general and administrative costs, principally attributable to the addition of Grace, partially offset by $2.0 million of Grace acquisition costs incurred in 2013. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) was $(19.7) million in the third quarter of 2014 compared to $(7.6) million in the third quarter of 2013. The change in other income and (expense) was primarily due to a $15.1 reduction ($9.1 million net of tax at the statutory rate) in the value of the Company's tax equity investment in KIUC Renewable Solutions Two LLC ("KRS II"), an entity that operates a 12-megawatt solar project on Kauai. The Company's $23.8 million investment in KRS II, which was made in the third quarter of 2014, is reduced as the associated tax benefits, which are reflected in the income tax expense (benefit) line, are recognized. The total tax benefit recognized in connection with the Company's investment in KRS II in the third quarter of 2014 was approximately $13.7 million. Interest expense increased in the third quarter of 2014 due to an increase in debt related to 2013 acquisitions.

Income taxes and the effective tax rate for the third quarter of 2014 was lower compared to the third quarter of 2013 due primarily to federal and state tax credits related to the Company's investment in the KRS II project.

Consolidated – First nine months of 2014 compared with 2013

	Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change
Operating revenue	$395.1	$160.3	146.5%
Operating costs and expenses	346.7	144.4	140.1%
Operating income	48.4	15.9	3X
Other income and (expense)	(33.8)	(13.6)	148.5%
Income from continuing operations before income taxes	14.6	2.3	6X
Income tax expense (benefit)	(5.9)	2.1	NM
Discontinued operations (net of income taxes)	34.3	14.2	141.5%
Net income	54.8	14.4	4X
Income attributable to noncontrolling interest	(2.0)	—	NM
Net income attributable to A&B	$52.8	$14.4	4X

Basic earnings per share attributable to A&B	$1.08	0.33	3X
Diluted earnings per share attributable to A&B	$1.07	0.33	3X

Consolidated operating revenue for the first nine months of 2014 increased $234.8 million, or 146.5 percent, compared to the first nine months of 2013. This increase was principally due to $173.1 million of revenue from Natural Materials and Construction due to the acquisition of Grace on October 1, 2013. Real Estate Leasing revenue (excluding revenue from discontinued operations) increased $39.1 million and Real Estate Development and Sales revenue increased $28.5 million, but was partially offset by $5.9 million in lower Agribusiness revenue. The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first nine months of 2014 increased $202.3 million, or 140.1 percent, compared to the first nine months of 2013, due principally to $141.9 million of cost related to the Natural Materials and Construction segment that was acquired on October 1, 2013, $26.8 million in higher Real Estate Leasing costs (excluding costs from discontinued operations), $12.9 million in higher Real Estate Development and Sales costs, $13.5 million in higher selling, general and administrative costs, principally attributable to the addition of Grace, and $11.7 million in higher Agribusiness costs, partially offset by $4.5 million of Grace acquisition costs incurred in 2013. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $(33.8) million in the first nine months of 2014 compared with $(13.6) million in the first nine months of 2013. The change in other income and (expense) was principally due to a reduction in the value of the Company's investment in KRS II as cited for the quarter. The Company's investment in KRS II is reduced as the associated tax benefits, which are reflected in income tax expense (benefit), are recognized. Additionally, interest expense was higher as a result of an increase in debt related to 2013 acquisitions.

Income taxes and the effective tax rate in the first nine months of 2014 were lower than the first nine months of 2013 due to federal and state tax credits related to the Company's investment in the KRS II project. The tax benefits from the KRS II investment reflected in the Company's annual effective tax rate was partially offset by an out-of-period 2013 adjustment to income taxes, which had the effect of increasing income tax expense and reducing net income and income from continuing operations by $1.6 million in the year-to-date period, or approximately $0.03 per diluted share. Income taxes for the year ended December 31, 2013 were lower by $1.6 million and net income and income from continuing operations for the year ended December 31, 2013 were higher by $1.6 million, or approximately $0.04 per share. The Company does not believe this adjustment was material to the financial results of previously issued annual or interim financial statements and, therefore, did not restate any prior period amounts.

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

Real Estate Leasing – Third quarter of 2014 compared with 2013

	Quarter Ended September 30,
(dollars in millions)	2014	2013	Change
Real estate leasing segment revenue	$31.3	$27.5	13.8%
Real estate leasing segment operating costs and expenses	(19.0)	(15.9)	19.5%
Selling, general and administrative	(0.3)	(0.5)	(40.0)%
Other income	0.1	0.1	—%
Real estate leasing operating profit	$12.1	$11.2	8.0%
Operating profit margin	38.7%	40.7%
Net Operating Income*	19.1	17.5	9.1%
Leasable Space (million sq. ft.)
Hawaii - improved	2.4	2.2
Mainland - improved	2.5	5.9
Total improved	4.9	8.1
Hawaii urban ground leases (acres)	116.3	65.2

*	Refer to page 24 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing segment revenue for the third quarter of 2014, before subtracting amounts presented as discontinued operations, was 13.8 percent higher than 2013, primarily due to a net expansion of the portfolio from 2013 sales and acquisitions activity.

Operating profit for the third quarter of 2014 was 8.0 percent higher than 2013 for the reasons previously cited for the revenue increase, partially offset by higher depreciation and amortization expenses resulting from a step-up in asset bases for acquisitions made in 2013 pursuant to IRS code section 1031. Tenant improvement costs and leasing commissions were $2.2 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively.

Net operating income for the quarter increased by 9.1 percent. The increase was due to the expansion of the Hawaii portfolio in 2013 and improved Mainland office performance, but was partially offset by the sale of Mainland assets in 2013 and Maui Mall in January 2014.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the quarter ended September 30, 2014 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	93%	90%	92%
Industrial	99%	99%	99%
Office	83%	89%	88%
Total	94%	94%	94%

Improved leasable space decreased in the third quarter of 2014, compared with the third quarter of 2013. The table below identifies sales and acquisitions between July 1, 2013 and September 30, 2014:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
9-13	Centennial Plaza	244,000	9-13	Pearl Highlands	415,400
9-13	Issaquah Office Center	146,900	9-13	Shops at Kukui’ula	78,900
10-13	Republic Distribution Center	312,500	12-13	Kailua Improved Portfolio	386,200
12-13	Activity Distribution Center	252,300	12-13	Kailua Ground Leases*	51 acres
12-13	Heritage Business Park	1,316,400
12-13	Savannah Logistics Park	1,035,700
12-13	Broadlands Marketplace	103,900
12-13	Meadows on the Parkway	216,400
12-13	Rancho Temecula Town Ctr.	165,500
1-14	Maui Mall	185,700		Total Improved Acquisitions	880,500
	Total Dispositions	3,979,300		Total Ground Lease Acq.	51 acres

* Land acquired and ground leased to tenants includes 760,000 square feet of tenant-improved commercial space

Same store occupancy in the third quarter of 2014 was 94%, compared to 92% in 2013, due primarily to higher Mainland occupancy at an industrial property and two office properties in California. "Same store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.

Real Estate Leasing – First nine months of 2014 compared with 2013

	Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change
Real estate leasing segment revenue	$93.5	$80.0	16.9%
Real estate leasing segment operating costs and expenses	(57.0)	(46.1)	23.6%
Selling, general and administrative	(0.9)	(1.4)	(35.7)%
Other income	0.3	0.2	50.0%
Real estate leasing operating profit	$35.9	$32.7	9.8%
Operating profit margin	38.4%	40.9%
Net Operating Income*	58.3	50.6	15.2%
Leasable Space (million sq. ft.)
Hawaii - improved	2.4	2.2
Mainland - improved	2.5	5.9
Total Improved	4.9	8.1
Hawaii urban ground leases (acres)	116.3	65.2

*	Refer to page 24 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing segment revenue for the nine months ended September 30, 2014, before subtracting amounts presented as discontinued operations, was 16.9 percent higher than 2013, primarily due to sales and acquisitions activity (shown in the previous section), as well as improved performance from Mainland office properties.

Operating profit for the nine months ended September 30, 2014, before subtracting amounts presented as discontinued operations, was 9.8 percent higher than 2013 for the reasons previously cited for the revenue increase, partially offset by higher depreciation and amortization expenses resulting from a step-up in asset bases for acquisitions made pursuant to IRS code section 1031. Tenant improvement costs and leasing commissions were $4.6 million and $5.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Net operating income increased 15.2 percent for the nine months ended September 30, 2014 as compared to same period last year. The increase was primarily due to the expansion of the Hawaii portfolio through acquisitions and improved Mainland office performance, partially offset by the sale of Mainland assets in 2013 and Maui Mall in January 2014.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the nine months ended September 30, 2014 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	93%	90%	92%
Industrial	99%	99%	99%
Office	81%	88%	87%
Total	93%	93%	93%

Same store occupancy increased to 93% in 2014, compared to 91% in 2013, due to higher Mainland occupancy at an industrial property and two office properties in California.

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

Reconciliation of Real Estate Leasing Operating Profit to NOI
(In Millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Real Estate Leasing segment operating profit before discontinued operations	$12.1	$11.2	$35.9	$32.7
Less amounts reported in discontinued operations (pre-tax)	—	(4.1)	(0.2)	(11.3)
Real Estate Leasing segment operating profit after subtracting discontinued operations	12.1	7.1	35.7	21.4
Adjustments:
Depreciation and amortization	6.8	6.0	21.0	17.8
Straight-line lease adjustments	(0.7)	(0.5)	(1.8)	(2.2)
General and administrative expenses	0.9	0.8	3.2	2.3
Discontinued operations	—	4.1	0.2	11.3
Real Estate Leasing segment NOI	$19.1	$17.5	$58.3	$50.6

Real Estate Development and Sales – Third quarter and first nine months of 2014 compared with 2013

	Quarter Ended September 30,
(dollars in millions)	2014	2013	Change
Improved property sales revenue	$—	$37.3	(100.0)%
Development sales revenue	2.7	4.4	(38.6)%
Unimproved/other property sales revenue	15.5	5.7	171.9%
Total Real Estate Development and Sales segment revenue	18.2	47.4	(61.6)%
Cost of Real Estate Development and Sales	(5.3)	(33.1)	(84.0)%
Operating expenses	(4.0)	(4.8)	(16.7)%
Write down of The Shops at Kukui'ula joint venture investment	—	(6.3)	(100.0)%
Earnings from joint ventures	1.5	0.7	114.3%
Other income	1.0	0.7	42.9%
Total Real Estate Development and Sales operating profit	$11.4	$4.6	147.8%
Real Estate Development and Sales operating profit margin	62.6%	9.7%

	Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change
Improved property sales revenue	$64.1	$52.2	22.8%
Development sales revenue	19.0	4.4	4X
Unimproved/other property sales revenue	27.5	7.6	4X
Total Real Estate Development and Sales segment revenue	110.6	64.2	72.3%
Cost of Real Estate Development and Sales	(31.0)	(44.1)	(29.7)%
Operating expenses	(11.5)	(10.4)	10.6%
Impairment and equity loss related to joint venture investments	—	(6.3)	(100.0)%
Earnings from joint ventures	1.0	1.8	(44.4)%
Other income	2.4	1.1	118.2%
Total Real Estate Development and Sales operating profit	$71.5	$6.3	11X
Real Estate Development and Sales operating profit margin	64.6%	9.8%

Third quarter 2014: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $18.2 million and $11.4 million, respectively, and were principally related to the sales of a hotel-zoned parcel on Maui, a residential unit on Oahu, and three non-core land parcels on Maui. Operating profit also included the sales of joint venture resort residential units, including six on Hawaii Island, one on Maui, and two on Kauai, partially offset by joint venture expenses.

First nine months 2014: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $110.6 million and $71.5 million, respectively, and included the third quarter lot and parcel sales described above, sale of the 185,700 square-foot Maui Mall and recognition of $6.0 million in deferred revenue associated with the sale of three Mainland retail properties in the fourth quarter of 2013, three residential lots on Oahu, six non-core land parcels on Maui, and one residential lot on Maui. Operating profit also included the sales of 24 joint venture resort residential units, including ten units on Kauai, two units on Maui, and 12 units on Hawaii Island, partially offset by joint venture expenses.

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

First nine months 2013: Revenue and operating profit from Real Estate Development and Sales for the first nine months of 2013, before subtracting amounts presented as discontinued operations, were $64.2 million and $6.3 million, respectively, and in addition to the sales, development fees, and interest income described above, included the sale of a California industrial property and a 29-acre non-core Maui parcel. Operating profit also included the sales of joint venture resort residential units, including seven residential units on Kauai, six units on Maui, and eight units on Hawaii Island, partially offset by the writedown previously referenced, $2.2 million of due diligence costs related to acquisition activities, and joint venture expenses.

Real Estate Discontinued Operations – 2014 compared with 2013

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from the sale of income-producing properties	$—	$37.3	$70.1	$52.2
Real Estate Leasing revenue	—	8.7	0.2	25.8
Total	—	46.0	70.3	78.0

Gain on sale of income-producing properties	—	7.7	55.9	12.0
Real Estate Leasing operating profit	—	4.1	0.2	11.3
Total operating profit before taxes	—	11.8	56.1	23.3
Income tax expense	—	4.6	21.8	9.1
Income from discontinued operations	$—	$7.2	$34.3	$14.2

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

Agribusiness – Third quarter of 2014 compared with 2013

	Quarter Ended September 30,
(dollars in millions)	2014	2013	Change
Revenue	$45.5	$35.9	26.7%
Operating profit	$(7.3)	$2.2	NM
Operating profit margin	(16.0)%	6.1%
Tons sugar produced	67,000	64,000	4.7%
Tons sugar sold (raw and specialty sugar)	75,200	35,800	110.1%

Agribusiness revenue for the third quarter of 2014 increased $9.6 million, or 26.7 percent, compared to the third quarter of 2013. The increase was primarily due to $10.4 million in higher raw sugar revenue, principally due to one additional voyage being delivered in the quarter, at lower prices, and $0.5 million in higher power revenue due to higher deliveries and pricing, partially offset by $1.5 million in lower specialty sugar sales from lower volume.

Operating profit for the third quarter of 2014 decreased $9.5 million compared to the third quarter of 2013. The decrease was principally due to $9.5 million in lower raw sugar margins from lower prices and an increase in the lower-of-cost-or-market adjustment for sugar inventory due to lower prices and lower full-year forecasted production, as well as $1.0 million lower non-operating revenue from insurance proceeds received in 2013, partially offset by $0.7 million in higher power margins primarily due to higher deliveries.

Sugar production for the third quarter of 2014 was 4.7 percent higher than the third quarter of 2013 due to a higher number of acres harvested and improved yields during the quarter. Sugar volume sold was 110 percent higher for the same period, primarily due to one additional raw sugar shipment delivered in the quarter as compared to the prior year.

Agribusiness – First nine months of 2014 compared with 2013

	Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change
Revenue	$88.2	$94.1	(6.3)%
Operating profit	$(3.8)	$14.3	NM
Operating profit margin	(4.3)%	15.2%
Tons sugar produced	115,200	138,600	(16.9)%
Tons sugar sold (raw and specialty sugar)	116,400	72,200	61.2%

Agribusiness revenue for the first nine months of 2014 decreased $5.9 million, or 6.3 percent, compared with the first nine months of 2013. The decrease was due to $5.0 million in lower charter revenue, as there were no outside charters during 2014, and $2.9 million in lower specialty sugar revenue from lower volume sold, partially offset by $1.8 million in higher raw sugar revenue, due to higher volume resulting from one additional voyage in 2014 at lower prices, and $1.6 million in higher power revenue due to higher volume.

Operating profit for the first nine months of 2014 decreased $18.1 million compared to the first nine months of 2013. The decrease was primarily due to $20.3 million in lower raw sugar margin principally resulting from lower prices and higher cost per ton, and $1.3 million in lower molasses margin due to higher transportation costs. The decrease in operating profit was partially offset by gain on the sale of land that was previously used by the Kauai trucking operations.

Year-to-date sugar production was 16.9 percent lower in 2014 than in 2013, due principally to extremely wet field conditions through May, which resulted in a lower number of acres harvested and lower yields. Sugar volume sold was 61.2 percent higher for the same period, primarily due to one additional raw sugar voyage completed year to date as compared to 2013.

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

Natural Materials and Construction - Third quarter and first nine months of 2014

	2014
(dollars in millions)	Quarter Ended September 30,	Nine Months Ended September 30,
Revenue	$58.4	$173.1
Operating profit	$5.9	$17.3
Operating profit margin	10.1%	10.0%
Depreciation and amortization	$3.7	$12.3
Aggregate used and sold (tons in thousands)	166.0	479.0
Asphaltic concrete placed (tons in thousands)	98.7	357.0
Backlog at period end	$235.7	$235.7
Natural Materials and Construction revenue was $58.4 million for the third quarter of 2014, and was primarily attributable to Grace's quarrying and paving activities, which reflected approximately 166,000 tons of aggregate used and sold and 98,700 tons of asphaltic concrete placed. Backlog at the end of September 30, 2014 was $235.7 million, including $39.6 million of backlog for Maui Paving, LLC, a 50% owned non-consolidated affiliate, as compared to $218.1 million as of December 31, 2013. Natural Materials and Construction revenue was $173.1 million for the first nine months of 2014 and reflects 479,000 tons of aggregate used and sold and 357,000 tons of asphaltic concrete placed.
Operating profit was $5.9 million for the third quarter of 2014, and reflected approximately $1.2 million in negative non-cash purchase price accounting adjustments to tangible and intangible assets recorded at fair value in the acquisition. Operating profit margin for the quarter, excluding the purchase price accounting adjustments, was 12.2 percent. Operating profit was $17.3 million for the first nine months of 2014 and included approximately $3.7 million in negative non-cash purchase price accounting adjustments. Operating profit margin for the first nine months of 2014, excluding the purchase price accounting adjustments, was 12.1 percent.
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

Cash Flows: Cash flows from operating activities totaled $3.3 million for the first nine months of 2014, compared to cash flows used in operating activities of $109.4 million for the first nine months of 2013. The decrease in cash used in operating activities was primarily due to lower expenditures for real estate development inventory, tax benefits from the Company's investment in KRS II, and higher proceeds from real estate development sales.

Cash flows from investing activities totaled $33.4 million for the first nine months of 2014, compared with $132.9 million used in the first nine months of 2013. The increase in net cash from investing activities was due primarily to proceeds from the sale of Maui Mall in January 2014 and higher capital expenditures in 2013, including a $19.4 million investment in One Ala Moana, $85.8 million related to acquisitions of commercial properties, and $75.6 million of higher capital expenditures in 2013 related to property, plant and equipment as compared to 2014.

Capital expenditures for the first nine months of 2014 totaled $27.3 million compared with $102.9 million for the first nine months of 2013. Net cash flows used in investing activities for capital expenditures were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change
Acquisition of property	$8.6	$82.4	(89.6)%
Real estate redevelopment/renovations	6.7	8.6	(22.1)%
Tenant improvements	3.2	3.6	(11.1)%
Agribusiness and other	8.8	8.3	6.0%
Total capital expenditures*	$27.3	$102.9	(73.5)%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in condensed consolidated statement of cash flows as operating activities.

Total capital expenditures decreased $75.6 million, due primarily to $82.4 million of expenditures in 2013 related to acquisition of Pearl Highlands Shopping Center, but was partially offset by the addition of Grace capital expenditures in 2014.

Cash flows used in financing activities were $30.8 million for the first nine months of 2014, compared with $245.3 million provided by financing activities during the first nine months of 2013. The increase in cash flows used in financing activities was principally due to the paydown of the $60 million bridge loan in January 2014.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and quarry and sugar inventory, totaled $104.3 million at September 30, 2014, a increase of $5.8 million from December 31, 2013. The increase was due primarily to a $5.9 million increase in cash and $4.4 million in higher asphalt inventories, partially offset by a $7.1 million decrease in receivables.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt as of September 30, 2014 was $684.8 million compared to $710.7 million at the end of 2013. The decrease in debt during the first nine months of 2014 was principally due to the paydown of the $60 million Bridge Loan in January 2014, partially offset by investments in working capital, principally related to the production of aggregate, as well as capital investments in active real estate projects. As of September 30, 2014, unused capacity under the Company’s revolving credit facility and its Prudential shelf facility totaled $186.1 million.

Balance Sheet: The Company had working capital of $25.7 million at September 30, 2014, compared to a working capital deficit of $46.8 million at the end of 2013. The change in working capital is principally due to decrease in current portion of long-term debt, a reduction in deferred revenue, and higher inventories, partially offset by a decrease in real estate held for sale.

At September 30, 2014, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges: Sales - During the third quarter of 2014, there were $14.7 million of proceeds from a hotel-zoned parcel and three non-core land sales on Maui that qualified for tax-deferral treatment under Internal Revenue Code Section 1031. During the third quarter of 2013, approximately $23.1 million of proceeds from the sales of Centennial Plaza, Issaquah Office Center, and 209 acres of non-core land on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases - During the third quarter of 2014, the Company made no 1031 acquisitions. During the third quarter of 2013, the Company purchased Pearl Highlands Center, a retail center on Oahu, under a reverse 1031 transaction.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2014, there were $15.8 million from tax-deferred sales that had not been designated for reinvestment.

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2014, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

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

The tourism industry is the primary driver of Hawaii economic growth. 2013 was a record year for the state for both visitor expenditures and visitor arrivals, and year-to-date through September of 2014, expenditures have increased by 2.0 percent and arrivals are slightly ahead of last year.

Construction continues its upward trend. The value of statewide construction permits through September was up by 15.9 percent over the same period in 2013, led by an increase in renovation/addition and commercial/industrial construction permits.

Tourism, together with a strengthening construction sector, is driving improved performance across the broader Hawaii economy.

The median resale price for a single family home on Oahu in September 2014 was $678,500, up slightly compared to last year, and the median resale price of an Oahu condominium was down slightly at $347,000. Year-to-date through September 2014, the median Oahu single family home price was $669,500, up 4.6 percent compared to last year, and the median resale price of an Oahu condominium was $350,000, up 5.4 percent. Days on market in September were low at 19 days for homes and 23 days for condos.

Oahu retail vacancy remained low at 4.3 percent, while asking rents increased 4.1 percent to $3.54 for the third quarter 2014, compared to the same quarter last year. Industrial vacancy was 2.2 percent for the third quarter 2014, compared to 2.6 percent in last year's third quarter, and asking rents increased 2.0 percent, compared to last year. Office vacancy increased moderately, up 0.6 percentage points, for the third quarter 2014, compared to the third quarter of 2013; however, asking rents improved 3.2 percent over the same comparative period.

Property Type	Vacancy Rate	Average Asking Rent Per Square Foot Per Month (NNN)
Retail	4.3%	$3.54
Industrial	2.2%	$1.04
Office	13.5%	$1.62

The state continues to see positive trends in other economic indicators. Unemployment at the end of September 2014 was 4.2 percent, the lowest monthly rate in over five years. Also in September, Hawaii’s labor force grew to a record 666,000 workers. Bankruptcy filings through September 2014 were down 18.3 percent compared to the same period last year. Foreclosures were down 40 percent in third quarter 2014 compared to last year. Debit and credit card same store sales activity increased 8.3 percent in the third quarter over the comparable period of 2013.

The Company’s Leasing segment produced $12.1 million of operating profit and $19.1 million of NOI* in the third quarter, 8.0 percent and 9.1 percent* higher, respectively, than the third quarter of last year. NOI for the nine months ended September 30, 2014, was 15.2 percent higher than last year. However, the rate of NOI and operating profit growth will moderate to about half of the third quarter growth rate, due to the timing of the Company's acquisitions in 2013. The Company continues to project full-year 2014 NOI growth of between 12 percent and 14 percent.

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

In its 2013 Form 10-K, the Company projected Agribusiness operating losses of $6 million to $9 million for 2014, based on sugar prices and production estimates at the beginning of the year. Although domestic sugar prices have improved and the Company has forward priced all of the 2014 crop at prices that are higher than those contemplated in previous guidance, this financial benefit will likely be more than offset by lower production. Extremely wet weather conditions have led to a significant reduction in year-to-date sugar production, and expectations for full-year sugar production have therefore been reduced. While it is difficult to accurately predict full-year results for the reasons described in the paragraph above, the combination of higher prices and on-going efforts to contain operating costs are expected to largely offset the negative impact of lower full-year production. However, due to continued inclement weather, 2014 Agribusiness operating losses will likely be at the high end of the range.

The Natural Materials and Construction segment’s consolidated backlog at the end of September was $235.7 million, 8.1 percent higher than at year-end 2013. Approximately half of the City and County of Honolulu's $120 million paving budget for the 2013-2014 fiscal year and all of its recently approved $132 million paving budget for the 2014-2015 fiscal year remain to be awarded. However, the challenge to Grace Pacific's financial performance will be the pace at which future contracts and bids are awarded by the various agencies.

*	Refer to page 24 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

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

Dividends: On October 28, 2014, A&B's Board of Directors announced a fourth-quarter 2014 dividend of $0.05 per share, payable on December 4, 2014 to shareholders on record as of the close of business on November 10, 2014.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), a wholly owned subsidiary of the Company, as a defendant. The Company vigorously denied the EEOC's allegations. In order to resolve the EEOC’s claims and to end further litigation expense, however, McBryde Resources and Alexander & Baldwin, LLC agreed to provide $425,000 (which will be paid by insurance) to a group of claimants identified by the EEOC and to follow an EEOC-mandated program of employment practices for two-and-a-half years. This settlement was documented in a consent decree entered by the court on September 3, 2014. There was no determination by the court that there were any violations of law and McBryde Resources and Alexander & Baldwin, LLC did not admit to any liability.

On May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 streams resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party. On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing. On November 17, 2010, the petitioner filed an appeal of the Water Commission’s denial to the Hawaii Intermediate Court of Appeals. On August 31, 2011, the Intermediate Court of Appeals dismissed the petitioner’s appeal. On November 29, 2011, the petitioner appealed the Intermediate Court of Appeals’ dismissal to the Hawaii Supreme Court. On January 11, 2012, the Hawaii Supreme Court vacated the Intermediate Court of Appeals’ dismissal of the petitioner’s appeal and remanded the appeal back to the Intermediate Court of Appeals. On November 30, 2012, the Intermediate Court of Appeals remanded the case back to the Water Commission, ordering the Commission to grant the petitioner’s request for a contested case hearing.  On July 17, 2013, the Commission authorized the appointment of a hearings officer for the contested case hearing.  On August 20, 2014, the Commission expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams, including the eight petitions that the Commission previously acted upon in 2008.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul 1 - 31, 2014	—	$—	—	—
Aug 1 - 31, 2014	1,225 (1)	$41.06	—	—
Sep 1 - 30, 2014	913 (1)	$41.60	—	—

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
ITEM 6.  EXHIBITS

10.b.1.(xxii)	Amendement No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, (v) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2014 and September 30, 2013, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95.	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	November 6, 2014	/s/ Paul K. Ito
Paul K. Ito
Senior Vice President,
Chief Financial Officer, Treasurer
and Controller

EXHIBIT INDEX

10.b.1.(xxii)	Amendment No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, (v) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2014 and September 30, 2013 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95.	Mine Safety Disclosure