Form 10-K
period 2014-12-31
Alexander & Baldwin, Inc.
filed 2015-03-09
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [_______ to _______]

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
None
Number of shares of Common Stock outstanding at February 15, 2015:
48,830,998
Aggregate market value of Common Stock held by non-affiliates at June 30, 2014:
$1,907,656,352
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
Portions of Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders (Part III of Form 10-K)

TABLE OF CONTENTS

PART I

PART II

i

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	111

A.	Financial Statements	111

B.	Financial Statement Schedules	112

C.	Exhibits Required by Item 601 of Regulation S-K	115

Signatures		120

Consent of Independent Registered Public Accounting Firm		121

ii

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2014
PART I
ITEMS 1 & 2. BUSINESS AND PROPERTIES
Overview
Alexander & Baldwin, Inc. (“A&B” or the “Company”), whose history in Hawaii dates back to 1870, is a premier Hawaii company with interests in real estate development, real estate leasing, materials and construction, and agribusiness. A&B’s assets include over 88,000 acres in Hawaii, 5.1 million square feet of high-quality retail, office and industrial properties in Hawaii and on the Mainland, and a real estate development portfolio encompassing residential and commercial projects across Hawaii. A&B's real estate holdings make it the state's fourth largest private landowner and second largest owner of retail properties (by gross leasable area "GLA"). In October 2013, A&B acquired Grace Pacific LLC (“Grace”)--the largest materials and paving company in Hawaii. A&B is also Hawaii’s largest farmer with 36,000 acres in active sugar cane cultivation.
Prior to June 29, 2012, A&B’s businesses included Matson Navigation Company, Inc. (“Matson Navigation”), a wholly owned subsidiary that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of a newly created entity, Alexander & Baldwin Holdings, Inc. (“Holdings”). On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock in a tax-free distribution (the “Separation”). Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. (“Matson”). On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.
A&B is headquartered in Honolulu and operates in four segments--Real Estate Development and Sales, Real Estate Leasing, Materials and Construction, and Agribusiness. A&B's business segments are generally as follows:

A.
Real Estate: The Company's two real estate segments engage in real estate development and ownership activities, including planning, zoning, financing, constructing, purchasing, managing, leasing, selling, exchanging and investing in real property. Real estate activities are conducted through A&B Properties, Inc. and other wholly owned subsidiaries of A&B.

▪
Real Estate Development and Sales - generates its revenues and creates value through an active and comprehensive program of land stewardship, planning, entitlement, development, real estate investment and sale of land and commercial and residential properties, principally in Hawaii.

▪
Real Estate Leasing - owns, operates, and manages a portfolio of 60 high-quality retail, office and industrial properties in Hawaii and on the Mainland totaling 5.1 million square feet of GLA. The Company also leases urban land in Hawaii to third-party lessees, including 51 acres on Oahu (improved with 760,000 square feet of commercial space owned by the lessees) and 64 acres on the neighbor islands. The significant recurring cash flow generated by this portfolio and ground leases serves as an important source of funding for A&B’s Real Estate Development and Sales segment activities.

B.
Materials and Construction: performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells asphaltic concrete; provides and sells various construction- and traffic-control-related products and manufactures and sells precast concrete products.

C.
Agribusiness: produces bulk raw sugar, specialty food grade sugars and molasses; produces and sells specialty food-grade sugars; provides general trucking services, mobile equipment maintenance and repair services; leases agricultural land to third parties; and generates and sells electricity to the extent not used in segment operations.

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

Segment	2014 Revenue (in millions)	Percentage of Total 2014 Revenue	2014 Operating Profit (in millions)	Percentage of Total 2014 Operating Profit	Key Facts
Real Estate Development and Sales	$150.0	24%	$85.7	58%
Hawaii-focused, experienced developer with a large development pipeline encompassing over a dozen projects entitled for over 3,000 units. Fourth largest private landowner in Hawaii with over 88,000 acres.

Real Estate Leasing	125.6	20%	47.5	32%
High-quality commercial portfolio consisting of 60 improved properties in Hawaii and seven Mainland states, totaling 5.1 million square feet, and 115 acres of urban commercial ground leases to third parties. A&B is the second largest commercial retail property owner in Hawaii.

Materials and Construction	234.3	37%	25.9	18%	Holds a leading market position in asphalt paving and in the production of asphaltic concrete and is the largest producer of aggregate in the State of Hawaii.
Agribusiness	120.5	19%	(11.8)	(8)%	Largest farmer in Hawaii and only producer of raw sugar in Hawaii, producing over 162,000 tons of sugar in 2014.
Total	$630.4	100%	$147.3	100%
Further information about the revenue, operating profits and identifiable assets of A&B’s industry segments for the three years ended December 31, 2014 are contained in Note 17 “Segment Results” to A&B’s financial statements in Item 8 of Part II below.
Competitive Strengths
The Company has significant competitive strengths in Hawaii that it can leverage to create shareholder value.
Irreplaceable Hawaii Assets:

•
Extensive and irreplaceable landholdings: A&B is the fourth largest private landowner in Hawaii, with over 88,000 acres, primarily on Maui and Kauai, including 901 acres fully entitled for urban use, and 181 acres under commercial properties.

•
High-quality commercial real estate portfolio and ground leases producing strong free cash flow: A&B owns and manages a high-quality commercial portfolio of 60 properties in Hawaii and seven Mainland states, totaling 5.1 million square feet, and has 115 acres of urban land ground leased to third parties, both of which provide significant, stable recurring cash flows that support A&B’s real estate investment activities. A&B's retail holdings make it the second largest retail owner in Hawaii (by GLA).

•
Diverse pipeline of development projects: A&B’s development pipeline encompasses over a dozen resort residential, primary residential and commercial projects comprising more than 3,000 units throughout the State of Hawaii, providing for substantial embedded growth opportunities.

•
Largest agricultural operation in Hawaii: A&B farms roughly 36,000 acres of mostly contiguous lands in Maui’s central valley with extensive infrastructure to meet water, power and transportation needs, consistent with large-scale agronomic activity. Additionally, A&B owns approximately 7,000 acres of high-quality agricultural land on

Kauai’s sunny south shore, of which over 4,000 acres are leased to other parties for a variety of agricultural uses, principally for the cultivation of coffee.

•
Infrastructure-related assets: Grace owns over 800 acres in the state related to its quarrying operations, including 541 acres on Oahu's growing west side. Grace's Makakilo, Oahu quarry facility is nearing completion of a multi-year, capital improvement program, including three new crushing and finishing plants, which is expected to result in greater operational efficiencies and lower costs going forward. Due to the high cost of transporting aggregate, Grace’s quarry is ideally situated on Oahu's west side, which is expected to see significant growth over the next two decades. Grace also owns strategically placed asphaltic concrete plants located throughout the state, including Oahu (three locations), Maui (one location), Kauai (one location), Hawaii Island (one location) and Molokai (two locations).

Leading Hawaii Real Estate Capabilities:

•
Experienced management team with deep local knowledge and expertise: A&B has been in the development business in Hawaii since 1949 when it established Kahului Development Co., Ltd. to develop and market “Dream City,” which today is Kahului, Maui’s principal population center and commercial hub. In the ensuing decades, A&B has expanded and diversified its pipeline of development projects and broadened its development capabilities and expertise. For instance, A&B developed the world famous Wailea master-planned resort community on Maui’s south shore. The Company’s knowledge, expertise and relationships forged through over six decades of Hawaii development activity, combined with disciplined underwriting, enable it to profitably pursue a wide range of long-term commercial and residential developments in a manner that is both responsive to market needs and sensitive to local concerns. This local knowledge and expertise, combined with the Company’s strong financial position, also serve to make A&B an ideal partner for landowners, developers and others seeking to participate in the Hawaii real estate sector.

•
Track record of success: A&B has an extensive track record of investing in Hawaii real estate. Since 2000, A&B has invested approximately $700 million in Hawaii real estate development projects outside of its legacy holdings--including five high-rise condominiums in urban Honolulu--and over $1.5 billion in the acquisition of Hawaii and Mainland commercial properties, mainly through tax-deferred property exchanges.

Leading Materials and Construction Capabilities:

•
Leading market position: Grace holds a leading market position in asphalt paving and in the production of asphaltic concrete, and is also the largest producer of aggregate in the State of Hawaii. Due to relatively high capital requirements needed to compete in the market, Grace’s scale provides a cost advantage relative to other competitors in the state. Grace expects to benefit from the impact that the improving Hawaii economy is expected to have on spending on infrastructure and private development. For example, the condition of Hawaii’s roads, in general, and Oahu’s roads, in particular, are consistently ranked near the bottom as compared to other states and metropolitan areas, and as a result, the City and County of Honolulu administration increased its road maintenance budget from $100 million in 2012 to $120 million in 2013 and $132 million in 2014 (the City's fiscal year runs from July 1 to June 30).

•
Experienced management team: In addition to its unique tangible assets, the segment's management team has extensive expertise in quarry management and operations, asphaltic concrete production and asphalt paving.

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

Strategy
A&B strives to create value by leveraging its extensive asset base, knowledge of the Hawaii market and development expertise to make superior investments in real estate and complementary businesses in Hawaii. A&B has a long track record of successfully investing in and developing Hawaii real estate and believes that Hawaii has attractive opportunities for growth. Management is focused on strategically positioning the Company to capitalize on this growth.
Additional details regarding A&B’s key strategies follow:
Land:

•
Employ lands at their highest and best use: A&B strives to maximize values in its legacy landholdings by employing its land at its highest and best use to the benefit of shareholders, employees, its communities and other key stakeholder groups. For a significant portion of A&B’s substantial Hawaii landholdings, this implies a wide spectrum of non-development uses, ranging from conservation/watershed to pasture to active farming. While a material portion of A&B’s landholdings has limited or no long-term urban development potential, these landholdings remain valuable for farming and other uses, such as providing access to natural resources or hydro-electric generation capability.

•	Entitle and develop core Hawaii lands: A&B continually focuses on entitling and developing a portion of its core landholdings in Hawaii to respond to market demand while meeting community needs.
Commercial Properties:

•
Optimize returns of A&B’s commercial portfolio: A&B actively manages its commercial portfolio to increase occupancy, secure quality tenants and reduce costs, with the ultimate goal of maximizing the financial performance of these properties. Periodically, when A&B identifies superior financial return potential in a new commercial asset, it may market an existing asset for sale to facilitate a Section 1031 tax deferred exchange into the new property.

•
Migrate the commercial portfolio to Hawaii from the Mainland: A&B is focused on opportunistically migrating its Mainland portfolio to Hawaii over time, where it believes it can leverage its market knowledge and proximity to generate greater incremental shareholder value over the long run.

Real Estate Investment:

•
Invest in high-returning real estate opportunities in Hawaii: A&B is focused on pursuing and investing in attractive real estate opportunities in Hawaii where it can leverage its market knowledge, experience and financial strength to create significant value and, at the same time, expand and diversify its existing portfolio and pipeline.

•
Build a pipeline of development projects scaled to market opportunities and designed to optimize risk-adjusted returns: A&B owns a valuable pipeline of development projects encompassing a wide-range of product types, from resort residential real estate, to commercial and industrial, to primary residential housing. A&B employs a disciplined approach to its investments and prudently invests capital to position select projects to meet anticipated market demand. A&B pursues joint ventures, where appropriate, to supplement its in-house capabilities, access third-party capital, gain access to new opportunities in the Hawaii market, diversify its pipeline and optimize risk-adjusted returns.

Materials and Construction:

•
Leverage vertically integrated business model to lower costs: Grace maintains cost benefits through a vertically integrated business model that encompasses the production of aggregate and the importation of liquid asphalt and sand. These activities help ensure that Grace has adequate access to raw materials needed to produce asphaltic concrete and, therefore, also provides for a level of cost certainty that allows Grace to compete effectively on sealed bid contracts. In addition, Grace and non-consolidated affiliated companies provide and market various construction- and traffic-control-related products and services.

•
Capitalize on strategically located quarry adjacent to fast-growing area on Oahu: Grace owns one of two operating quarries on the island of Oahu that has suitable grade A material required for the production of hot mix asphalt. Grace's quarry is also the only quarry located adjacent to the fast-growing region on the west side of Oahu. It is proximate to the first two phases of the Honolulu Rail Project and to more than 15,000 residential units and commercial projects, which are projected in the future. Due to the high cost of transporting aggregate and the limited shelf life of asphaltic concrete once it is produced, Grace’s quarry and hot mix plant locations in west Oahu are ideally located to service the growth in the area for the foreseeable future.
Agriculture:

•
De-risk agricultural operations: A&B continuously seeks to stabilize and de-risk its agricultural operations. For example, A&B has enhanced the management of field and factory at its sugar operations, resulting in improved yields in recent years. However, notwithstanding operational improvements, fluctuating sugar prices and inclement weather conditions generate significant earnings volatility, and therefore, A&B continues to evaluate alternative business models that could dampen this volatility.

•
Grow renewable energy operations: A&B is a leading provider of renewable energy on Maui and Kauai, and in recent years, has added high-returning renewable solar generation to its portfolio. A&B continues to evaluate and further capitalize on new renewable energy opportunities in Hawaii to expand its portfolio and support the State of Hawaii's Clean Energy Initiative.

DESCRIPTION OF BUSINESS AND PROPERTIES
Business Segments
A.    Real Estate Development and Sales Segment
A&B is actively involved in the entire spectrum of real estate development and ownership, including planning, zoning, financing, constructing, purchasing, managing and leasing, selling and exchanging, and investing in real property.
(1)    Landholdings
As of December 31, 2014, A&B and its subsidiaries owned approximately 88,417 acres, consisting of approximately 88,251 acres in Hawaii and approximately 166 acres on the U.S. Mainland. Hawaii landholdings are primarily used for agriculture, pasture, watershed and conservation purposes. A portion is used for urban purposes or planned for development. The Mainland properties are primarily used or held for commercial purposes.

	Acres
Location	Urban/Entitled*	Agriculture	Conservation	Total
Maui	593	49,717	15,870	66,180
Kauai	117	6,918	13,325	20,360
Oahu	181	615	640	1,436
Molokai	—	265	—	265
Big Island	10	—	—	10
TOTAL HAWAII	901	57,515	29,835	88,251
TOTAL MAINLAND	166	—	—	166
TOTAL LANDHOLDINGS	1,067	57,515	29,835	88,417

*
Land is designated "fully entitled urban" when all four land use approvals described in the "Planning and Zoning" section have been obtained. The total also includes 347 acres under commercial properties.

The table above does not include approximately 1,055 acres under joint venture development that are shown below. An additional 2,900 acres on Maui, Kauai and Oahu are leased from third parties, and are not included in any of the tables.

Project	Original Acres	Acres at December 31, 2014
Kukui’ula (HI)	1,000	936
California joint ventures	97	97
Ka Milo (HI)	31	17
The Collection (HI)	3	3
Waihonua (HI)	2	2
TOTAL	1,133	1,055
(2)    Planning and Zoning
The entitlement process for development of property in Hawaii is complex, lengthy (spanning multiple years) and costly, involving numerous state and county regulatory approvals. For example, conversion of an agriculturally-zoned parcel to residential zoning usually requires the following approvals:

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
A&B actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use for both investment and development. A&B designates a parcel as “fully entitled” or “fully zoned” when all of the above-mentioned land use approvals have been obtained.

(3)    Development Projects
The following is a summary of the Company’s real estate development and investment portfolio as of December 31, 2014:

Project	Location	Product type	Acres at 12/31/14		Original planned units, saleable acres or gross leasable square feet	Estimated project cost (1)	A&B net investment as of 12/31/14 ($mil; including capitalized interest)	Estimated substantial completion of construction
ACTIVE PLANNING, DEVELOPMENT AND SALES
Wholly owned
Haliimaile	Haliimaile, Maui	Primary residential	55	(2)	175-200 lots	tbd	1	tbd
Kahala Avenue Portfolio	Honolulu, Oahu	Residential	9		30 lots	135	78	n/a
Kihei Residential	Kihei, Maui	Primary residential	95		600 units	tbd	1	tbd
Maui Business Park II	Kahului, Maui	Light industrial lots	143	(3)	136 acres	81	52	2021
Mililani Mauka South	Mililani, Oahu	Retail/office developed for commercial portfolio	1		18,500 sf	9	3	2015
The Ridge at Wailea (MF-19)	Wailea, Maui	Resort residential	6		9 lots	9	8	2009
Wailea B-1	Wailea, Maui	Commercial/retail	11		60,000 sf	tbd	5	tbd
Wailea MF-7	Wailea, Maui	Resort residential	13		75 units	84	9	2018
Total			333

Project	Location	Product type	Acres at 12/31/14	Planned units, saleable acres or gross leasable square feet	Estimated project cost (1)	A&B net investment as of 12/31/14 ($mil; including capitalized interest)	Estimated substantial completion of construction

ACTIVE PLANNING, DEVELOPMENT AND SALES
Joint ventures
Ka Milo at Mauna Lani	Kona, Hawaii	Resort residential	17	137 units	120	11	2016
Keala 'O Wailea (MF-11)	Wailea, Maui	Resort residential	7	70 units	60	9	2017
Kukui'ula	Poipu, Kauai	Resort residential	936	Up to 1,500 units on 640 saleable acres	805	277	2030
The Collection	Honolulu, Oahu	Primary residential/commercial	3	465 units (464 salable)	275	46	2016
Waihonua at Kewalo	Honolulu, Oahu	Primary residential high-rise	2	341 units (340 salable)	207	36	2014
Total			965

(1)	Includes land cost at book value and capitalized interest, but excludes sales commissions and closing costs.

(2)	Eighteen of the 55 acres are designated for parks, open space, drainage and a waste water treatment plant.

(3)	Includes 18 acres of roadways and other infrastructure that are not saleable.

Project	Location	Product type	Acres at 12/31/14	A&B net investment as of 12/31/14 ($mil; including capitalized interest)

FUTURE DEVELOPMENT
Wholly owned
Aina 'O Kane	Kahului, Maui	Primary residential/commercial	4	1
Brydeswood	Kalaheo, Kauai	Agricultural lots	336	3
Kahului Town Center	Kahului, Maui	Primary residential/commercial	19	2
Kai Olino	Port Allen, Kauai	Primary residential	4	11
Wailea SF-8	Kihei, Maui	Primary residential	13	1
Wailea MF-6	Wailea, Maui	Resort residential lots	23	6
Wailea MF-10	Wailea, Maui	Resort/commercial	7	2
Wailea MF-16	Wailea, Maui	Resort residential lots	7	3
Wailea, other	Wailea, Maui	Various	76	20
Total			489

Joint ventures
Bakersfield	Bakersfield, CA	Retail	57	7
Palmdale Center	Palmdale, CA	Office/industrial	18	5
Santa Barbara Ranch	Santa Barbara, CA	Primary residential lots	22	6
Total			97

Project	Location	Product type	Acres at 12/31/14	Planned units, saleable acres or gross leasable square feet

ENTITLEMENT
Ele'ele Community Phase I	Ele'ele, Kauai	Primary residential	260	tbd
Wai'ale	Kahului, Maui	Primary residential	545	up to 2,550 units
Total			805
A&B’s major active projects include:
Maui:
(a)    Maui Business Park II. Maui Business Park II (“MBP II”), 154 acres (136 acres salable; 124 acres remaining at December 31, 2014) in Kahului zoned for light industrial, retail and office use, represents the second phase of the Company’s Maui Business Park project. Offsite and onsite construction is substantially complete and active marketing and sales have commenced. A 4-acre parcel was sold in 2012 for a Costco gas station. In 2013, a 24-acre parcel adjacent to Maui Business Park was sold for the development of Maui’s first Target-anchored center, which will open in March 2015 and is driving sales interest at MBP II. In 2014, a total of 7.2 acres were sold to the County of Maui, American Savings Bank, and Shelton Holdings (BMW) for $14.4 million. A 4-acre sale to Servco closed in January 2015 for $8.2 million.
(b)    Wailea. In October 2003, A&B reacquired 270 acres of fully-zoned, undeveloped residential and commercial land at the Wailea Resort on Maui for $67.1 million. A&B was the original developer of the Wailea Resort, beginning in the 1970s and continuing until A&B sold the resort to the Shinwa Golf Group in 1989.
Since reacquisition, A&B has sold approximately 110 acres, and currently owns about 160 acres, which are planned for up to 700 units. A&B is in various stages of development or sale for various parcels within Wailea, which include the following projects:

•	At the 7.4-acre MF-11 (Keala ‘O Wailea) project, A&B has obtained final regulatory approval for a planned joint venture development of 70 multi-family units. Presales are expected to commence in 2015.

•	The 7.0-acre MF-19 parcel (Ridge at Wailea) was developed into nine residential lots. In 2014, one lot was sold and eight remain available for sale.

•
The 13.0-acre MF-7 parcel is fully designed and permitted for the development of a 75-unit multi-family project. The project has secured the required affordable housing credits and water meters. Timing of presales will depend on market conditions.

•	At the 11.0-acre B-1 parcel, A&B is evaluating bulk sale or development options.
Kauai:
(c)    Kukui`ula. In April 2002, A&B entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities, for the development of Kukui’ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for up to 1,500 resort residential units. Total capital contributed by A&B to the joint venture was approximately $274 million as of December 31, 2014, which included $30 million representing the value of land initially contributed. DMBC has contributed $189 million.
Offsite infrastructure is complete for 500 to 800 units and all resort core amenities were completed and opened for business in 2011, including the Tom Weiskopf-designed championship golf course, an owners' clubhouse, pool and spa facilities, and a golf clubhouse. Increased vertical home construction activity at Kukui’ula continues to generate positive sales momentum, with 14 closings and eight additional sales under binding contracts in 2014. In the second half of 2014, the venture expanded its vertical construction program to add 54 homes over the next few years. The various vertical construction programs are being pursued in joint ventures with five third-party developers. As of December 31, 2014, a total of 112 residential lot sales had closed and 95 units were available for purchase.
Oahu:
(d)    Kahala Avenue Portfolio. In September and December 2013, A&B acquired a total of 30 properties for approximately $128 million in the prestigious Kahala neighborhood of East Honolulu. These properties were in various stages of disrepair and A&B immediately commenced clearing, landscape maintenance, and sales and marketing. Through December 31, 2014, revenue from sales totaled $82.5 million ($38.4 million in 2014). Fourteen units are available, including six large oceanfront properties.
(e)    The Collection. In 2012, A&B secured an option agreement with Kamehameha Schools for the development of a 3.3-acre city block near downtown Honolulu. The project includes a 396-unit high-rise condominium tower, 14 three-bedroom townhomes and a 54-unit mid-rise building. In August 2014, a joint venture was formed for the project development. The land was acquired from Kamehameha Schools and construction commenced in October 2014, with completion projected by year-end 2016. As of March 2, 2015, 88 percent of the 450 units released for sale were presold under binding contracts.
(f)    Waihonua at Kewalo. In 2010, A&B acquired a fully-entitled high-rise condominium development site near the Ala Moana Center in Honolulu. Sales and marketing commenced in December 2011 for a 340 saleable-unit project. In September 2012, the Company formed a joint venture for the development of the project. By July 2013, all 340 units were sold under binding contracts. Construction was completed in November 2014, and 12 units closed in December 2014. The remaining 328 units closed in January 2015.
B.    Real Estate Leasing Segment
The Company’s improved commercial portfolio’s GLA summarized by geographic location and property type as of December 31, 2014 is as follows:

(square feet, in millions)	Hawaii	Mainland	Total
Retail	1.6	0.2	1.8
Industrial	0.8	1.2	2.0
Office	0.2	1.1	1.3
Total	2.6	2.5	5.1

(a)    Hawaii Commercial Properties
A&B’s Hawaii improved commercial properties portfolio consists of retail, industrial and office properties, comprising approximately 2.6 million square feet of GLA as of December 31, 2014. Most of the commercial properties are located on Oahu and Maui, with smaller holdings on Kauai, and the Island of Hawaii. The average occupancy for the Hawaii portfolio was 94 percent in 2014, compared to 93 percent in 2013. In January 2014, A&B sold the 185,700-square-foot Maui Mall, located in Kahului, Maui, the proceeds of which were applied, in a reverse 1031 exchange, to the acquisition of the Kailua Portfolio. The Kailua Portfolio was acquired in December 2013, and consisted of approximately 386,200 square feet of commercial space in the beachside community of Kailua, Oahu, and 51 acres ground leased to third parties that are improved with 760,000 square feet of commercial space, primarily located in Kailua and Kaneohe, Oahu. In addition to these 51 acres, A&B owns an additional 64 acres of urban and 2,900 acres of non-urban land on the neighbor islands that it ground leases to third parties. In 2014, the urban ground leases, which are typically the most secure source of rental income for A&B, generated 16 percent of the Company's total $77.3 million of net operating income (NOI)*. In December 2014, A&B acquired Kaka'ako Commerce Center, a 204,400-square-foot, light-industrial complex in urban Honolulu. The purchase was initially funded by proceeds from several Maui land sales and cash. Proceeds from future Mainland portfolio sales are expected to be applied to the balance of the purchase price in a reverse 1031 exchange.
The Hawaii commercial properties owned as of year-end 2014 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Pearl Highlands Center	Pearl City, Oahu	Retail	415,400
Kailua-Retail (15 properties)	Kailua, Oahu	Retail	316,200
Komohana Industrial Park	Kapolei, Oahu	Industrial	238,300
Kaka'ako Commerce Center	Honolulu, Oahu	Industrial	204,400
Waianae Mall	Waianae, Oahu	Retail	170,300
Waipio Industrial	Waipahu, Oahu	Industrial	158,400
Kaneohe Bay Shopping Center	Kaneohe, Oahu	Retail	125,100
Waipio Shopping Center	Waipahu, Oahu	Retail	113,800
P&L Building	Kahului, Maui	Industrial	104,100
Lanihau Marketplace	Kailua-Kona, Hawaii	Retail	88,300
Port Allen (4 buildings)	Port Allen, Kauai	Industrial/Retail	87,400
The Shops at Kukui'ula	Poipu, Kauai	Retail	78,900
Kailua-Industrial (6 properties)	Kailua, Oahu	Industrial	68,800
Kunia Shopping Center	Waipahu, Oahu	Retail	60,400
Kahului Office Building	Kahului, Maui	Office	59,600
Lahaina Square	Lahaina, Maui	Retail	50,200
Kahului Shopping Center	Kahului, Maui	Retail	47,200
Napili Plaza	Napili, Maui	Retail	45,100
Kahului Office Center	Kahului, Maui	Office	33,400
Stangenwald Building	Honolulu, Oahu	Office	27,100
Judd Building	Honolulu, Oahu	Office	20,200
Gateway at Mililani Mauka	Mililani, Oahu	Retail	18,900
Gateway at Mililani Mauka South	Mililani, Oahu	Office	18,700
Maui Clinic Building	Kahului, Maui	Office	16,600
Lono Center	Kahului, Maui	Office	13,400
Total			2,580,200

*	Refer to page 47 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

(b)    U.S. Mainland Commercial Properties
On the Mainland, A&B owns a portfolio of 13 commercial properties, acquired primarily by way of tax-deferred 1031 exchanges, consisting of retail, industrial and retail properties, comprising approximately 2.5 million square feet of leasable space as of December 31, 2014. A&B’s Mainland commercial properties’ occupancy rate was 93 percent compared to 95 percent in 2013.
A&B’s Mainland commercial properties owned as of year-end 2014 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)
Midstate Hayes	Visalia, CA	Industrial	790,200
Sparks Business Center	Sparks, NV	Industrial	396,100
1800 and 1820 Preston Park	Plano, TX	Office	198,800
Ninigret Office Park	Salt Lake City, UT	Office	185,500
San Pedro Plaza	San Antonio, TX	Office/Retail	171,900
2868 Prospect Park	Sacramento, CA	Office	162,900
Little Cottonwood Center	Sandy, UT	Retail	141,500
Concorde Commerce Center	Phoenix, AZ	Office	138,700
Deer Valley Financial Center	Phoenix, AZ	Office	126,600
Union Bank	Everett, WA	Office	84,000
Gateway Oaks	Sacramento, CA	Office	58,700
Wilshire Shopping Center	Greeley, CO	Retail	46,500
Royal MacArthur Center	Dallas, TX	Retail	44,800
Total			2,546,200
(c)    Lease Expirations
The Company’s schedule of lease expirations for its Hawaii and U.S. Mainland commercial portfolio is as follows:

Year of expiration	Sq. ft. of expiring leases	Percentage of total leased GLA	Annual gross rent expiring(1) ($ in millions)	Percentage of total annual gross rent

2015	713,192	15.3%	10.5	13.5%
2016	930,594	19.9%	11.3	14.5%
2017	815,409	17.5%	13.6	17.5%
2018	570,792	12.2%	7.3	9.4%
2019	450,061	9.6%	10.7	13.8%
2020	362,210	7.8%	6.6	8.5%
2021	224,285	4.8%	4.6	5.9%
2022	69,277	1.5%	1.8	2.3%
2023	128,251	2.8%	2.1	2.7%
2024	136,936	2.9%	3.5	4.5%
2025	15,775	0.3%	0.7	0.9%
Thereafter	249,527	5.4%	5.1	6.5%
Total	4,666,309	100.0%	77.8	100.0%

(1)	Annual gross rent means the annualized base rent amounts of expiring leases and includes improved properties only and excludes 0.2 million square feet of month-to-month leases.

The Company’s schedule of lease expirations for its ground leases is as follows:

Year of expiration	Annual gross rent expiring ($ in millions)	Percentage of total annual gross rent(1)
Month-to-month	0.8	6.7%
2015	0.8	6.7%
2016	0.8	6.7%
2017	0.2	1.7%
2018	0.3	2.5%
2019	0.3	2.5%
2020	0.8	6.7%
2021	0.7	5.8%
2022	0.3	2.5%
2023	0.5	4.1%
2024	—	—%
2025	—	—%
Thereafter	6.5	54.1%
Total	12.0	100.0%

(1)	Annual gross rent means the annualized base rent amounts of expiring leases and includes improved properties only and excludes 0.2 million square feet of month-to-month leases.

C.    Materials and Construction
(1)    Business
Major activities of the Materials and Construction segment include asphalt paving as prime contractor and subcontractor; importing and selling liquid asphalt; mining, processing and selling basalt aggregate; producing and selling asphaltic concrete; providing and selling various construction- and traffic-control-related products and manufacturing and selling precast concrete products. Segment activities are conducted through Grace and non-consolidated affiliates.
The market for Grace’s business can be generally divided into the public sector market and the private sector market. The public sector construction market includes spending by federal, state and county governments for road and highway paving, aggregate materials, and highway-related maintenance and management services. In general, public sector spending is less cyclical than private sector construction projects. Approximately 90 percent of Grace’s paving revenue in 2014 was directly or indirectly attributable to public sector contracts. The private sector construction market includes spending for non-residential and residential asphalt paving and material sales. Private sector spending is generally more cyclical than public sector spending and is primarily driven by economic conditions in Hawaii.
Aggregate: Aggregate production involves drilling and blasting rock from quarries, crushing the rock to appropriate sizes and screening materials after extraction to separate aggregate into two grades with more than 20 gradations with varying specifications. Basalt aggregate is used in the construction industry for residential and commercial developments, highways, roads, asphaltic concrete and ready-mix concrete products. Based on production in 2014, Grace was the largest producer of basalt aggregate in the state. Aggregate can also be imported into Hawaii from abroad to meet the state’s needs. Due to the high cost of handling and transporting aggregate, location is an important driver in determining a customer’s preferred source.
Asphaltic Concrete (hot mix asphalt): Grace imports liquid asphalt through its 70 percent-owned consolidated subsidiary, GLP Asphalt, LLC (GLP), for use in the manufacture of asphaltic concrete. Asphaltic concrete is produced by heating asphalt to a liquid consistency, drying the aggregate to remove moisture, and mixing the liquid asphalt with the aggregate in "hot mix plants." Asphaltic concrete consists of approximately 94 percent aggregate and 6 percent asphalt. Due to the high cost of transporting rock, Grace will generally utilize aggregate sources nearest to its hot mix plant and/or locate its hot mix plant next to the aggregate resource. Grace sources liquid asphalt through GLP, which purchases asphalt from Venezuela, Canada, and other foreign locations typically several times a year, depending on demand and the size of the available shipments. GLP is currently the only local distributor of liquid asphalt, and approximately 50 percent of GLP asphalt sales are to Grace and a non-consolidated affiliate. Liquid asphalt can also be procured in limited quantities by petroleum refineries on Oahu.

The segment has eight hot mix plants--three on Oahu, one on Maui, one on Kauai, one on Hawaii island, and two on Molokai. Approximately 20 percent of asphaltic concrete produced by Grace is sold to third parties and the remainder is used on construction jobs by Grace's asphalt paving division or a non-consolidated affiliate.
Asphalt Paving: The asphalt paving market is predominately composed of paving projects contracted by federal, state and county agencies. The contracts are based on competitive sealed bids, with the bid awarded to a qualified contractor with the lowest bid. Approximately 90 percent of all asphalt paving work performed by Grace in 2014 was for federal, state and county governmental entities. The remainder of the work consists of private contracts, such as residential and commercial developments.
Grace’s primary paving competitors include Jas A. Glover, Ltd.; Roads and Highways, LLC (a division of Sterling Construction-NASDAQ: STRL); Road Builders Corp.; and Maui Master Builders, Inc.
Construction- and Traffic-Control-Related Products: Through various consolidated subsidiaries, Grace provides a range of construction-related products. Grace’s subsidiary, GP Roadway Solutions, Inc. (“GPRS”) operates as a subcontractor and prime contractor and provides guardrail, fencing and sign installation, and maintenance; rents and sells safety and traffic control equipment and supplies; provides traffic control services; provides road and parking lot striping, seal coating and crack sealing, and security services; and performs application of maintenance-related encapsulation product. Grace’s 51 percent-owned GP/RM Prestress, LLC (“GP/RM”) is a manufacturer and supplier in the prestressed and precast concrete industry. GP/RM fabricates architectural concrete products such as exterior columns, walls and spandrels in a variety of colors with varying finishes and features used in the construction of parking structures, buildings and high rises. GP/RM is also a major supplier of structural concrete products such as rectangular, hexagonal and octagonal columns; various types of beams, double tees, walls, spandrels, stairs, flat slabs, bridge girders, planks; and stadium bleachers used to support various types of structures. In addition, other construction materials and products are sold by non-consolidated affiliates.
As of December 31, 2014, total backlog, which consists of signed contracts and awarded contracts not yet executed, including the backlog of Grace, GPRS, GP/RM and Maui Paving, LLC, a 50-percent-owned non-consolidated affiliate, totaled approximately $219.4 million, compared to $218.1 million at December 31, 2013. For purposes of calculating backlog, all of the estimated revenue attributable to Grace's consolidated subsidiaries and all of the backlog of Maui Paving, which was approximately $38.1 million and $33.6 million at December 31, 2014 and 2013, respectively, was included. Backlog represents the amount of revenue that Grace and Maui Paving expect to realize on contracts awarded primarily related to asphalt paving and, to a lesser extent, Grace’s consolidated revenue from its construction- and traffic-control-related products.
The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders.
(2)     Assets
Quarries: Grace owns 541 acres in Makakilo, Oahu, approximately 200 acres of which are used for its quarrying operations. Approximately 800,000 tons of rock were mined and processed by Grace in 2014. The operation of the quarry is governed by special and conditional use permits, which allow Grace to extract aggregate through 2032. Grace also owns approximately 265 acres on Molokai, which are licensed to a third-party operator for quarrying operations.
Grace began the infrastructure work for new crushing plants, which are used to reduce large rocks down to salable grade aggregate, at the Makakilo quarry in April 2012. Primary and secondary crushing plants are used to reduce quarried rock to a 4” to 5” “surge” material. The surge is then processed at the finish plants, where the rock is further reduced and screened to exact product specifications. The erection of the new “A” grade finish plant began in January 2013, and was online at the end of September 2013. The existing “B” grade finish plant upgrade was completed in December 2014. The new primary and secondary crushing plants are expected to be completed in 2015. The new facilities are expected to increase the productivity and efficiency of the operations resulting in lower production costs. Through December 31, 2014, approximately $40.2 million has been incurred related to the quarry improvements ($33.8 million was incurred by Grace prior to its acquisition by A&B).
Equipment: Grace owns approximately 540 pieces of on- and off-highway rolling stock, which consists of heavy duty trucks, passenger vehicles and various road paving, quarrying and operations equipment. Additionally, Grace owns approximately 550 pieces of non-rolling stock items used in its operations, such as generators, transit tankers, light towers, message boards and nuclear gauges. The Materials and Construction segment has eight asphaltic concrete plants and six crushers.

D.    Agribusiness
(1)    Sugar Production
A&B has been engaged in the cultivation of sugar cane in Hawaii since 1870. A&B’s current Agribusiness and related operations consist of: (1) a sugar plantation on the island of Maui, operated by its Hawaiian Commercial & Sugar Company (“HC&S”) division, (2) renewable energy operations on the island of Kauai, operated by its McBryde Resources, Inc. (“McBryde”) subsidiary, (3) its Kahului Trucking & Storage, Inc. (“KT&S”) subsidiary, which provide several types of trucking services, including sugar and molasses hauling on Maui, mobile equipment maintenance and repair services on Maui, Kauai, and the Big Island, and self-service storage facilities on Maui and Kauai, and (4) Hawaiian Sugar & Transportation Cooperative (“HS&TC”), an agricultural cooperative that provides raw sugar marketing and transportation services solely to HC&S. HS&TC owns the MV Moku Pahu, a Jones Act-qualified integrated tug barge bulk dry carrier, which is used to transport raw sugar from Hawaii to the U.S. West Coast and coal from the U.S. West Coast to Hawaii.
HC&S is Hawaii’s only producer of raw sugar, producing approximately 162,100 tons of raw sugar in 2014 (compared with 191,500 tons in 2013). The primary reason for the decrease in production was wet weather during the harvesting season, which limited HC&S’s ability to harvest the planned acreage and efficiently process the harvested cane. HC&S harvested 14,200 acres of sugar cane in 2014 (compared with 15,400 acres in 2013). Yields averaged 11.4 tons of sugar per acre in 2014 (compared to 12.4 tons of sugar per acre in 2013). As a by-product of sugar production, HC&S also produced approximately 53,200 tons of molasses in 2014 (compared to 54,800 tons in 2013).
In 2014, approximately 10,400 tons of sugar (compared to 16,100 tons in 2013) were processed by HC&S into specialty food-grade sugars under HC&S’s Maui Brand® trademark or repackaged by distributors under their own labels.
(2)    Marketing of Sugar
Approximately 94 percent of the sugar produced by HC&S in 2014 was bulk raw sugar purchased by C&H Sugar Company, Inc. (“C&H”), based in Crockett, California. C&H processes the raw cane sugar at its refinery at Crockett, California and markets the refined products primarily in the western and central United States. Pursuant to a supply contract with HS&TC, the raw sugar is sold to C&H at forward price contracts equal to the New York No. 16 Contract settlement price at the time of executed market trades, or mutually agreed upon pricing also based on current New York No. 16 Contract prices.
The remaining sugar produced by HC&S was specialty food-grade sugars, which are sold by HC&S to food and beverage producers and to retail stores under its Maui Brand® label, and to distributors that license our trademarks or repackage the sugars under their own labels. HC&S’s largest food-grade sugar customers are Cumberland Packing Corp., which repackages HC&S’s turbinado sugar for its “Sugar in the Raw” product line, and Sugar Foods Corporation, which licenses HC&S’s Maui Brand® label for exclusive use outside of Hawaii.
(3)    Sugar Competition and Legislation
Hawaii has traditionally produced more sugar per acre than most other major producing areas of the world, but that advantage is offset by Hawaii’s high labor costs and the distance to the Mainland market. HC&S sells its bulk raw sugar in the U.S. domestic market based on the New York No. 16 Contract settlement prices.
The U.S. Congress historically has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices. The Agricultural Act of 2014 (the “Act”), also known as the 2014 Farm Bill, was signed by President Obama on February 7, 2014. The Act repeals certain programs, continues some programs with modifications, and authorizes several new programs administered by the U.S. Department of Agriculture (USDA). It replaces the Food Conservation and Energy Act of 2008, which expired on December 31, 2012 (“2008 Farm Bill”), but was extended one year during the national “fiscal cliff” negotiations. The Act continues the sugar program through 2018. It covers the U.S. sugar crop through the end of the 2018 USDA fiscal year, which ends on September 30, 2019. The two main elements of U.S. sugar policy are the tariff-rate quota (“TRQ”) import system and the price support loan program. The TRQ system limits imports from 40 countries by allowing a specific quota amount to enter the U.S.

The 2014 Farm Bill reauthorized the sugar price support loan program, which supports the U.S. price of sugar by providing for commodity-secured loans to producers. The 2014-crop national average loan rate is 18.75 cents per pound for raw cane sugar and 24.09 cents per pound for refined beet sugar, the same 2013. These national loan rates are adjusted regionally to reflect marketing and cost of transportation differentials. The 2014 adjusted crop loan rate in Hawaii is 17.45 cents per pound (18.75 cents per pound if stored on the Mainland). A&B does not currently participate in the sugar price support loan program.

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

Implementation of the North American Free Trade Agreement (NAFTA) began in 1994. This agreement removed most barriers to trade and investment among the U.S., Canada and Mexico. Under NAFTA, all non-tariff barriers to agricultural trade between the U.S. and Mexico were eliminated. In addition, many tariffs were eliminated immediately or phased out. Starting in 2008, Mexico was permitted to ship an unlimited quantity of sugar duty-free to the U.S. each year. On December 19, 2014, the U.S. International Trade Commission (ITC) signed two agreements with Mexico that suspended the continued investigation of two anti-dumping and countervailing cases against Mexican sugar producers that had been brought by the American Sugar Coalition. A petition was subsequently filed by two sugar refiners challenging the propriety of the agreements. No decision on that petition has been rendered by ITC as of December 31, 2014.

U.S. raw sugar prices were relatively stable and flat for over thirty years but have been volatile over the last five years due to the full implementation of NAFTA in 2008, which unified the U.S. and Mexican sugar markets. In 2009, a tight NAFTA supply/demand outlook and a soaring world raw sugar market combined to push U.S. raw sugar prices to 29-year highs. Prices then steadily declined in 2012 and 2013 due to a NAFTA and world market surplus. The December 2014 ITC Mexican trade agreements provide a potential minimum reference price for Mexican sugar imported into the U.S.

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
The Hawaii Legislature, in 2005, passed Important Agricultural Lands (“IAL”) legislation to fulfill the state constitutional mandate to protect agricultural lands, promote diversified agriculture, increase the state’s agricultural self-sufficiency, and assure the long-term availability of agriculturally suitable lands. In 2008, the Legislature passed a package of incentives, which is necessary to trigger the IAL system of land designation. In 2009, A&B received approval from the State Land Use Commission for the designation of over 27,000 acres on Maui and over 3,700 acres on Kauai as IAL. These designations were the result of voluntary petitions filed by A&B.
It is crucial for HC&S to have access to reliable sources of water supply and efficient irrigation systems. HC&S conserves water by using “drip” irrigation systems that distribute water to the roots through small holes in plastic tubes. All but a small area of the cultivated cane land farmed by HC&S is drip irrigated.

A&B owns 16,000 acres of watershed lands in East Maui, which supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the last ten years have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. A&B also holds rights to an irrigation system in West Maui, which provided approximately 14 percent of the irrigation water used by HC&S over the last ten years. For information regarding legal proceedings involving A&B’s irrigation systems, see “Legal Proceedings” below.
(5)    Energy
HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses coal, diesel, fuel oil and recycled motor oil to generate power during factory shutdown periods when bagasse is not being produced or during periods when bagasse is not produced in sufficient quantities. HC&S also generates a limited amount of hydroelectric power. To the extent it is not used in A&B’s factory and farming operations, HC&S sells electricity. In 2014, HC&S produced and sold, respectively, approximately 181,300 megawatt hours (MWH) and 67,900 MWH of electric power (compared with 194,200 MWH produced and 58,900 MWH sold in 2013). The increase in power sold was due to lower field irrigation pumping requirements due to the wet weather, and increased hydroelectric generation. Hydroelectric generation increased to 18,800 MWH in 2014 (compared with 12,100 MWH in 2013). Coal used for power generation was 57,100 short tons, about 5,400 tons more than that used in 2013. More coal was required because of lower bagasse production from lower annual sugar production due to wet weather. Beginning on January 1, 2015, Maui Electric and HC&S mutually agreed to reduce the maximum amount of firm generation capacity to be supplied by HC&S during peak hours from 12 megawatts to 8 megawatts under its current power purchase agreement with HC&S. At current power rates, this change is expected to have a negative $2.5 million to $3.5 million impact on Agribusiness operating profit for 2015, which has been factored into the Agribusiness 2015 outlook. This power purchase agreement also is in the process of being amended. If an amendment is executed by the parties and approved by the Public Utilities Commission (PUC), the firm power provided by A&B may be significantly reduced or eliminated. The timing of PUC approval and the effective date of an amendment is not known at this time; HC&S will continue to operate under the current agreement until an amended agreement is executed and approved.
In 2014, McBryde produced approximately 27,900 MWH of hydroelectric power (compared with approximately 25,900 MWH in 2013) and approximately 11,700 MWH of solar power from its Port Allen Solar Facility (compared with approximately 12,500 MWH in 2013). To the extent it is not used in A&B-related operations, McBryde sells electricity to Kauai Island Utility Cooperative (“KIUC”). Power sales in 2014 amounted to approximately 32,800 MWH (compared with 31,200 MWH in 2013). The increase in power produced and sold was due to higher hydroelectric generation.
Employees and Labor Relations
As of December 31, 2014, A&B and its subsidiaries had 1,502 regular full-time employees. The Agribusiness segment employed 794 regular full-time employees, the Real Estate segment employed 55 regular full-time employees, the Materials and Construction segment employed 590 regular full-time employees, and the remaining full-time employees were employed in administration. Approximately 70 percent of A&B's employees are covered by collective bargaining agreements with unions.
Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the International Longshore and Warehouse Union ("ILWU"). The agreements with the HC&S production unit employees and clerical and technical employees bargaining units cover 593 workers. The production unit agreement was renegotiated in 2013 and expires on January 31, 2017. The clerical and technical employee agreement was renegotiated in 2014 and expires on January 31, 2017. Thirty-one bargaining unit employees at KT&S also are covered by two collective bargaining agreements with the ILWU. The bulk sugar employees’ agreement expired on June 30, 2014, and is currently extended until there is resolution of the West Coast and Hawaii stevedoring agreements. The agreement with all other KT&S employees expires on March 31, 2015. There are two collective bargaining agreements with 23 A&B Fleet Services employees, on the Big Island and Kauai, represented by the ILWU. Both agreements were renegotiated in 2014. The Big Island agreement expires on August 31, 2017, and the Kauai agreement expires on August 31, 2015.
A collective bargaining agreement with the International Union of Operating Engineers AFL-CIO, Local Union 3 (“IUOE”) covers 192 of Grace’s employees, who are primarily classified as heavy duty equipment operators, paving construction site workers, quarry workers, truck drivers and mechanics. The Company has reached an agreement in principle with the IUOE, which contemplates a contractual expiration date on September 2, 2019.

Collective bargaining agreements with Laborers International Union of North America Local 368 (“Laborers”) cover 206 Grace employees who engage in various types of work. The Laborers' agreement with fence, guardrail and sign installation workers expires on September 30, 2019; the traffic and rentals Laborers’ agreement expires on August 31, 2015; and the precast/prestressed Laborers’ agreement expires on August 31, 2015.
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
If any of the following events occur, A&B’s business, liquidity, financial condition, results of operations and cash flows could be materially adversely affected, and the trading price of A&B common stock could materially decline.
Risks Relating to A&B’s Business
Note: All references to “A&B” and "the Company" in this section refers to, and includes, each segment and line of business comprising A&B, and any reference to any particular segment or line of business does not limit the foregoing.
Changes in economic conditions may result in a decrease in market demand for A&B’s real estate assets in Hawaii and the Mainland and its material and construction products.
A weakening of economic drivers in Hawaii, which include tourism, military and consumer spending, public and private construction starts and spending, personal income growth, and employment, or the weakening of consumer confidence, market demand, or economic conditions on the Mainland, may adversely affect the demand for or sale of Hawaii real estate, the level of real estate leasing activity in Hawaii and on the Mainland, and demand for the Company's materials and construction products. In addition, an increase in interest rates or other factors that increase the cost of buyer financing may reduce the demand for, and market value of, A&B's real estate assets.
A&B may face new or increased competition.
There are numerous other developers, buyers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with A&B for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers for properties. Intense competition could lead to increased vacancies, decreased rents, sales prices or sales volume, or lack of development opportunities.
Grace competes in an industry that generally favors the lowest bid. An increase in competition, including out-of-state contractors, competing for a limited number of projects available, could lead to lost bids and lower prices and volume. Grace also mines aggregate and imports asphalt for sale. Grace's customers or its competitors could seek alternative sources of supply, such as imported liquid asphalt.

A&B may face potential difficulties in obtaining operating and development capital.
The successful execution of A&B’s strategy requires substantial amounts of operating and development capital. Sources of such capital could include banks, life insurance companies, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint venture partners. If A&B’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, the cost to borrow may increase, or A&B may not be able to refinance debt at the same levels or on the same terms. Further, A&B relies on its ability to obtain and draw on a revolving credit facility to support its operations. Volatility in the credit and financial markets or deterioration in A&B’s credit profile may prevent A&B from accessing funds. There is no assurance that any capital will be available on terms acceptable to A&B or at all to satisfy A&B’s short or long-term cash needs.
A&B may raise additional capital in the future on terms that are more stringent to A&B, that could provide holders of new issuances rights, preferences and privileges that are senior to those of A&B common stock holders, or that could result in dilution of common stock ownership.
To execute its business strategy, A&B may require additional capital. If A&B incurs additional debt or raises equity, the terms of the debt or equity issued may give the holders rights, preferences and privileges senior to those of holders of A&B common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on A&B’s operations than currently in place. If A&B issues additional common equity, either through public or private offerings or rights offerings, your percentage ownership in A&B would decline if you do not participate on a ratable basis.
Failure to comply with certain restrictive financial covenants contained in A&B’s credit facilities could impose restrictions on A&B’s business segments, capital availability or the ability to pursue other activities.
A&B’s credit facilities contain certain restrictive financial covenants. If A&B breaches any of the covenants and such breach is not cured timely or waived by the lenders, and results in default, A&B’s access to credit may be limited or terminated and the lenders could declare any outstanding amounts immediately due and payable.
Increasing interest rates would increase A&B’s overall interest expense.
Interest expense on A&B's floating-rate debt ($265.7 million at December 31, 2014) would increase if interest rates rise.
A&B’s significant operating agreements and leases could be replaced on less favorable terms or may not be replaced.
The significant operating agreements and leases of A&B in its various businesses expire at various points in the future and may not be replaced or could be replaced on less favorable terms.
An increase in fuel prices may adversely affect A&B’s operating environment and costs.
Fuel prices have a significant direct impact on the health of the Hawaii economy. Increases in the price of fuel may result in higher transportation costs to Hawaii and adversely affect visitor counts and the cost of goods shipped to Hawaii, thereby affecting the strength of the Hawaii economy and its consumers. Increases in fuel costs also can lead to other non-recoverable, direct expense increases to A&B through, for example, increased costs of energy and petroleum-based raw materials used in the production and transportation of sugar, the production of aggregate, and the manufacture, transportation, and placement of hot mix asphalt. Increases in energy costs for A&B’s leased real estate portfolio are typically recovered from lessees, although A&B’s share of energy costs increases as a result of lower occupancies, and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices also may increase the cost of construction, including delivery costs to Hawaii, and the cost of materials that are petroleum-based, thus affecting A&B’s real estate development projects.
Noncompliance with, or changes to, federal, state or local law or regulations may adversely affect A&B’s business.
A&B is subject to federal, state and local laws and regulations, including government rate regulations, land use regulations, environmental regulations, tax regulations and federal government administration of the U.S. sugar program. Noncompliance with, or changes to, the laws and regulations governing A&B’s business could impose significant additional costs on A&B and adversely affect A&B’s financial condition and results of operations. For example, the real estate segments are subject to numerous federal, state and local laws and regulations, which, if changed, or not complied with may adversely affect A&B’s business. The Company frequently utilizes Section 1031 of the IRS Code to defer taxes when selling qualifying real estate and reinvesting the proceeds in replacement properties. This often occurs when the Company sells bulk parcels of land in Hawaii or commercial properties in Hawaii or on the Mainland, all of which typically have a very low tax basis. A repeal of or adverse amendment to Section 1031, which has often been considered by Congress, could impose significant additional costs on A&B. A&B is subject to Occupational Safety and Health Administration regulations, Environmental Protection Agency regulations, and state and county permits related to its operations. The Materials and Construction segment is additionally subject to Mine Safety and Health Administration regulations. The Agribusiness segment is subject to the federal government’s administration of the U.S. sugar program, such as the 2014 Farm Bill, the Hawaii Public Utilities Commission’s regulation of agreements between A&B and Hawaii’s utilities regarding the sale of electric power, and various county, state and federal environmental laws, regulations and permits governing farming operations and generation of electricity (including, for example, the use of pesticides and the burning of cane, bagasse and coal).
Changes to, or A&B’s violation of or inability to comply with any of the laws, regulations and permits mentioned above could increase A&B’s operating costs or ability to operate the affected line of business. Climate change legislation, such as limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits, if enacted, may also increase A&B's operating costs or ability to operate the affected line of business.
Work stoppages or other labor disruptions by the unionized employees of A&B or other companies in related industries may increase operating costs or adversely affect A&B's ability to conduct business.
As of December 31, 2014, approximately 70 percent of A&B's 1,502 regular full-time employees were covered by collective bargaining agreements with unions. A&B may be adversely affected by actions taken by employees of A&B or other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of the failure of A&B or other companies in its industry to negotiate collective bargaining agreements with such unions successfully. For example, in its Real Estate Development and Sales segment, A&B may be unable to complete construction of its projects if building materials or labor are unavailable due to labor disruptions in the relevant trade groups.
The loss of or damage to key vendor and customer relationships may adversely affect A&B’s ability to conduct business and its profitability.
A&B’s business is dependent on its relationships with key vendors, customers and tenants. For example, in A&B’s Agribusiness segment, HC&S’s relationship with C&H Sugar Company, Inc., the primary buyer of HC&S’s raw sugar, is critical. The loss of or damage to any of these key relationships may adversely affect A&B’s ability to conduct business and its profitability.
Interruption, breaches or failure of A&B’s information technology and communications systems could impair A&B’s ability to operate, adversely affect its profitability and damage its reputation.
A&B is highly dependent on information technology systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns and security-threatening intrusions. Further, A&B may experience failures caused by the occurrence of a natural disaster or other unanticipated problems at A&B’s facilities. Any failure, or security breaches of, A&B’s systems could result in interruptions in its service or production, lower profitability and damage to its reputation.
A&B is susceptible to weather and natural disasters.
A&B’s real estate operations are vulnerable to natural disasters, such as hurricanes, earthquakes, tsunamis, floods, fires, tornadoes and unusually heavy or prolonged rain, which could damage its real estate holdings and which could result in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, and could have an adverse effect on its ability to develop, lease and sell properties. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of owning or developing A&B’s properties.
For the Agribusiness segment, drought, greater than normal rainfall, hurricanes, low-wind conditions, earthquakes, tsunamis, floods, fires, other natural disasters, agricultural pestilence, or negligence or intentional malfeasance by individuals, may have an adverse effect on the sugar planting, harvesting and production, electricity generation and sales, and the Agribusiness segment’s facilities, including dams and reservoirs.
For the Materials and Construction segment, because nearly all of the segment's activities are completed outdoors, its operations are substantially dependent on weather conditions. For example, periods of wet or other adverse weather conditions could interrupt paving activities, resulting in delayed or loss of revenue, under-utilization of crews and equipment and less efficient rates of overhead recovery. Adverse weather conditions also restrict the demand for aggregate products, increase aggregate production costs and impede its ability to efficiently transport material.
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
A&B’s future success will depend, in significant part, upon the continued services of its key personnel, including its senior management and skilled employees. The loss of the services of key personnel could adversely affect its future operating results because of such employee’s experience, knowledge of its business and relationships. If key employees depart, A&B may have to incur significant costs to replace them, and A&B’s ability to execute its business model could be impaired if it cannot replace them in a timely manner. A&B does not maintain key person insurance on any of its personnel.
A&B is subject to, and may in the future be subject to, disputes, legal or other proceedings, or government inquiries or investigations, that could have an adverse effect on A&B.
The nature of A&B’s business exposes it to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to labor and employment matters, personal injury and property damage, environmental matters, construction litigation and other matters, as discussed in the other risk factors disclosed in this section. These disputes, individually or collectively, could harm A&B’s business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by A&B. For more information, see Item 3 entitled “Legal Proceedings.” As a real estate developer, A&B may face warranty and construction defect claims, as described below under “Risks Related to A&B’s Real Estate Segments.”
Changes in the value of pension assets, or a change in pension law or key assumptions, may result in increased expenses or plan contributions.
The amount of A&B’s employee pension and postretirement benefit costs and obligations are calculated on assumptions used in the relevant actuarial calculations. Adverse changes in any of these assumptions due to economic or other factors, changes in discount rates, higher health care costs, or lower actual or expected returns on plan assets, may result in increased cost or required plan contributions. In addition, a change in federal law, including changes to the Employee Retirement Income Security Act and Pension Benefit Guaranty Corporation premiums, may adversely affect A&B’s single-employer pension plans and plan funding. These factors, as well as a decline in the fair value of pension plan assets, may put upward pressure on the cost of providing pension and medical benefits and may increase future pension expense and required funding contributions. Although A&B has actively sought to control increases in these costs, there can be no assurance that it will be successful in limiting future cost and expense increases.
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

•
difficulty in complying with local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities, affordable housing and water quality, as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats;

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
Instability in the financial industry could reduce the availability of financing.
Significant instability in the financial industry like that experienced during the financial crisis of 2008-2009, may result in, among other things, declining property values and increasing defaults on loans. This, in turn, could lead to increased regulations, tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Fewer loan products and strict loan qualifications make it more difficult for borrowers to finance the purchase of units in A&B’s projects. Additionally, more stringent requirements to obtain financing for buyers of commercial properties make it significantly more difficult for A&B to sell commercial properties and may negatively impact the sales prices and other terms of such sales. Deterioration in the credit environment may also impact A&B in other ways, including the credit or solvency of customers, vendors, tenants, or joint venture partners, the ability of partners to fund their financial obligations to joint ventures and A&B's access to mortgage financing for its own properties.
A&B is subject to a number of factors that could cause leasing rental income to decline.
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
A&B may derive significant revenues and earnings from certain key tenants. If one or more of these tenants declare bankruptcy or voluntarily vacates from the leased premise and A&B is unable to re-lease such space or to re-lease it on comparable or more favorable terms, A&B may be adversely impacted. Additionally, A&B may be further adversely impacted by an impairment or “write-down” of intangible assets, such as lease-in-place value or a deferred asset related to straight-line lease rent, associated with a tenant bankruptcy or vacancy.
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
As a developer, A&B is subject to warranty and construction defect claims arising in the ordinary course of business. The amounts payable under these claims, both in legal fees and remedying any construction defects, can be significant and exceed the profits made from the project. As a consequence, A&B may maintain liability insurance, obtain indemnities and certificates of insurance from contractors generally covering claims related to workmanship and materials, and create warranty and other reserves for projects based on historical experience and qualitative risks associated with the type of project built. Because of the uncertainties inherent in these matters, A&B cannot provide any assurance that its insurance coverage, contractor arrangements and reserves will be adequate to address some or all of A&B’s warranty and construction defect claims in the future. For example, contractual indemnities may be difficult to enforce, A&B may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered and the availability of liability insurance for construction defects could be limited or costly. Accordingly, A&B cannot provide any assurance that such coverage will be adequate, available at an acceptable cost, or available at all.
A&B is involved in joint ventures and is subject to risks associated with joint venture relationships.
A&B is involved in joint venture relationships and may initiate future joint venture projects. A joint venture involves certain risks such as, among others:

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

•	the joint venture or venture partner could lose key personnel

•
the venture partner could become insolvent, requiring A&B to assume all risks and capital requirements related to the joint venture project, and any resulting bankruptcy proceedings could have an adverse impact on the operation of the project or the joint venture; and

•
A&B may be required to perform on guarantees it has provided or agrees to provide in the future related to the completion of a joint venture's construction and development of a project, joint venture indebtedness, or on indemnification of a third party serving as surety for a joint venture's bonds for such completion.

A&B’s financial results are significantly influenced by the economic growth and strength of Hawaii.
Virtually all of A&B’s real estate development activity is conducted in Hawaii. Consequently, the growth and strength of Hawaii’s economy has a significant impact on the demand for A&B’s real estate development projects. As a result, any adverse change to the growth or health of Hawaii’s economy could have an adverse effect on A&B’s real estate business.
The value of A&B’s development projects and its commercial properties are affected by a number of factors.
The Company has significant investments in various commercial real estate properties, development projects, and joint venture investments. Weakness in the real estate sector, especially in Hawaii, difficulty in obtaining or renewing project-level financing, and changes in A&B’s investment and development strategy, among other factors, may affect the fair value of these real estate assets owned by A&B or by its joint ventures. If the fair value of A&B’s joint venture development projects were to decline below the carrying value of those assets, and that decline was other-than-temporary, A&B would be required to recognize an impairment loss. Additionally, if the undiscounted cash flows of its commercial properties or development projects were to decline below the carrying value of those assets, A&B would be required to recognize an impairment loss if the fair value of those assets were below their carrying value.
Risks Relating to A&B’s Materials and Construction Segment
A&B's Materials and Construction segment's revenue growth and profitability are dependent on factors outside of its control.
A&B's Materials and Construction segment's ability to grow its revenues and improve profitability are dependent on factors outside of its control, which include, but are not limited to:

•
decreased government funding for infrastructure projects (see the "Economic downturns or reductions in government funding of infrastructure projects could reduce A&B's revenues and profits from its materials and construction businesses." risk factor below);

•	reduced spending by private sector customers resulting from poor economic conditions in Hawaii;

•	an increased number of competitors;

•	less success in competitive bidding for contracts;

•	limitations on access to necessary working capital and investment capital to sustain growth;

•	inability to hire and retain essential personnel and to acquire equipment to support growth; and

•	inability to identify acquisition candidates and successfully acquire and integrate them into A&B's materials and construction businesses.
Economic downturns or reductions in government funding of infrastructure projects could reduce A&B's revenues and profits from its materials and construction businesses.
The segment's products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads, airport runways and similar projects. A&B's materials and construction businesses, including its aggregates business, are highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. For example, the City and County of Honolulu administration increased road and highway spending from $100 million in 2012-2013 to $120 million in 2013-2014 and $132 million in 2014-2015, A&B cannot be assured of the existence, amount and timing of appropriations for spending on these and other future projects, including state and federal spending on roads and highways. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects (including federal funding), and other competing priorities for available state, local and federal funds. State spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding. The segment is reliant upon contracts with the City and County of Honolulu, the State of Hawaii and the Federal Government for a significant portion of its revenues.

A&B may face community opposition to the operation or expansion of quarries or other facilities.
Quarries and other segment facilities require special and conditional use permits to operate. Permitting and licensing applications and proceedings and regulatory enforcement proceedings are all matters open to public scrutiny and comment. In addition, the Makakilo quarry is adjacent to residential areas and heavy equipment and explosives are used in the mining process. As a result, from time to time, A&B's Materials and Construction segment operations may be subject to community opposition and adverse publicity that may have a negative effect on operations and delay or limit any future expansion or development of segment operations.
A&B's materials and construction businesses operate only in Hawaii, and adverse changes to the economy and business environment in Hawaii could adversely affect operations and profitability.
Because of its operations are concentrated in a specific geographic location, A&B's materials and construction businesses are susceptible to fluctuations in operations and profitability caused by changes in economic or other conditions in Hawaii.
Significant contracts may be canceled or A&B may be disqualified from bidding for new contracts.
Governmental entities typically have the right to cancel their contracts with A&B's construction businesses at any time with payment generally only for the work already completed plus a negotiated compensatory overhead recovery amount. In addition, A&B's construction businesses could be prohibited from bidding on certain governmental contracts if it fails to maintain qualifications required by those entities, such as maintaining an acceptable safety record.
If A&B's materials and construction businesses are unable to accurately estimate the overall risks, requirements or costs when bidding on or negotiating a contract that it is ultimately awarded, the segment may achieve a lower than anticipated profit or incur a loss on the contract.
The majority of the Materials and Construction segment's revenues are derived from “quantity pricing” (fixed unit price) contracts. Approximately 10 percent of 2014 segment revenues and backlog are derived from “lump sum” (fixed total price) contracts. Quantity pricing contracts require the provision of line-item materials at a fixed unit price based on approved quantities irrespective of actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of actual quantities or actual costs. Expected profits on contracts are realized only if costs are accurately estimated and then successfully controlled. If cost estimates for a contract are inaccurate, or if the contract is not performed within cost estimates, then cost overruns may result in losses or cause the contract not to be as profitable as expected.
If A&B's materials and construction businesses are unable to attract and retain key personnel and skilled labor, or encounter labor difficulties, the ability to bid for and successfully complete contracts may be negatively impacted.
The ability to attract and retain reliable, qualified personnel is a significant factor that enables A&B's materials and construction businesses to successfully bid for and profitably complete its work. This includes members of management, project managers, estimators, supervisors, and foremen. The segment's future success will also depend on its ability to hire, train and retain, or to attract, when needed, highly skilled management personnel. If competition for these employees is intense, it could be difficult to hire and retain the personnel necessary to support operations. If A&B does not succeed in retaining its current employees and attracting, developing and retaining new highly skilled employees, segment operations and future earnings may be negatively impacted.
A majority of segment personnel are unionized. Any work stoppage or other labor dispute involving unionized workforce, or inability to renew contracts with the unions, could have an adverse effect on operations.
A&B's construction and construction-related businesses may fail to meet schedule or performance requirements of its paving contracts.
Asphalt paving contracts have penalties for late completion. In most instances, projects must be completed within an allotted number of business or calendar days from the time the notice to proceed is received, subject to allowances for additional days due to weather delays or additional work requested by the customer. If A&B's construction businesses subsequently fail to complete the project as scheduled, A&B may be responsible for contractually agreed-upon liquidated damages, an amount assessed per day beyond the contractually allotted days, at the discretion of the customer. Under these circumstances, the total project cost could exceed original estimates and could result in a loss of profit or a loss on the project. Additionally, A&B's construction businesses enter into lump sum and quantity pricing contracts where profits can be adversely affected by a number of factors beyond its control, which can cause actual costs to materially exceed the costs estimated at the time of its original bid.
Timing of the award and performance of new contracts could have an adverse effect on Materials and Construction segment operating results and cash flow.
It is generally very difficult to predict whether and when bids for new projects will be offered for tender, as these projects frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, funding arrangements and governmental approvals. Because of these factors, segment results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial.
The uncertainty of the timing of contract awards after a winning bid is submitted may also present difficulties in matching the size of equipment fleet and work crews with contract needs. In some cases, A&B's materials and construction businesses may maintain and bear the cost of more equipment than is currently required, in anticipation of future needs for existing contracts or expected future contracts.
In addition, the timing of the revenues, earnings and cash flows from contracts can be delayed by a number of factors, including delays in receiving material and equipment from suppliers and services from subcontractors and changes in the scope of work to be performed.
Dependence on a limited number of customers could adversely affect A&B's materials and construction businesses and results of operations.
Due to the size and nature of the segment's construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of consolidated segment revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2014, approximately 81 percent of Grace's construction related revenue was generated from projects administered by the State of Hawaii or the various counties in Hawaii where Grace served as general contractor or subcontractor. Similarly, segment backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. For example, the State of Hawaii comprised approximately 30 percent of Grace’s construction backlog at December 31, 2014. The loss of business from any such customer, or a default or delay in payment on a significant scale by a customer, could have an adverse effect on A&B's materials and construction businesses or results of operations.
A&B's materials and construction businesses are likely to become capital-intensive over the longer term.
The property and machinery needed to produce aggregate products and perform asphaltic concrete paving contracts are expensive. Although capital needs over the next five years are expected to be relatively modest, over the longer term, A&B's materials and construction businesses may require increasing annual capital expenditures. The segment's ability to generate sufficient cash flow to fund these expenditures depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business, and other factors affecting operations, many of which are beyond A&B's control. If the segment is unable to generate sufficient cash to operate its business, it may be required, among other things, to further reduce or delay planned capital or operating expenditures.
An inability to obtain bonding could limit the aggregate dollar amount of contracts that A&B's materials and construction businesses are able to pursue.
As is customary in the construction industry, A&B may be required to provide surety bonds to its customers to secure its performance under construction contracts. A&B's ability to obtain surety bonds primarily depends upon its capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. The inability to obtain adequate bonding would limit the amount that A&B's construction businesses are able bid on new contracts and could have an adverse effect on the segment's future revenues and business prospects.
A&B's Materials and Construction segment operations are subject to hazards that may cause personal injury or property damage, thereby subjecting A&B to liabilities and possible losses, which may not be covered by insurance.
Segment employees are subject to the usual hazards associated with performing construction activities on road construction sites, plants and quarries. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. A&B maintains general liability and excess liability insurance, workers’ compensation insurance, auto insurance and other types of insurance, all in amounts consistent with A&B’s materials and construction businesses' risk of loss and industry practice, but this insurance may not be adequate to cover all losses or liabilities may be incurred in operations.
Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of liability in proportion to other parties, the number of incidents not reported and the effectiveness of the segment's safety program. If insurance claims or costs were above its estimates, A&B's materials and construction businesses might be required to use working capital to satisfy these claims, which could impact its ability to maintain or expand its operations.
Environmental and other regulatory matters could adversely affect A&B's materials and construction businesses' ability to conduct its business and could require significant expenditures.
Segment operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances, climate change and the emission and discharge of pollutants into the air and water. A&B's materials and construction businesses could be held liable for such contamination created not only from their own activities but also from the historical activities of others on properties that the segment acquires or leases. Segment operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Violations of such laws and regulations could subject A&B to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims. In addition, these laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, A&B cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require substantial expenditures for, among other things, equipment not currently possessed, or the acquisition or modification of permits applicable to segment activities.
Short supplies and high costs of fuel, energy and raw materials may adversely affect A&B's materials and construction businesses.
A&B's materials and construction businesses require a continued supply of diesel fuel, electricity and other energy sources for production and transportation. The financial results of these businesses have at times been affected by the high costs of these energy sources. Significant increases in costs or reduced availability of these energy sources have and may in the future reduce financial results. Moreover, fluctuations in the supply and costs of these energy sources can make planning business operations more difficult. A&B does not hedge its fuel price risk, but instead focuses on volume-related price reductions, fuel efficiency, alternative fuel sources, consumption and the natural hedge created by the ability to increase aggregates prices.
Similarly, segment operations also require a continued supply of liquid asphalt, which serves as a key raw material in the production of asphaltic concrete. Asphalt is subject to potential supply constraints and significant price fluctuations, which are generally correlated to the price of crude oil, though not as closely as diesel or gasoline, and are beyond the control of A&B's materials and construction business.
Risks Relating to A&B’s Agribusiness Segment
The lack of water for agricultural irrigation could adversely affect Agribusiness operations and profitability.
It is crucial for the Agribusiness segment to have access to reliable sources of water for the irrigation of sugar cane. As further described in “Legal Proceedings,” there are regulatory and legal challenges to the segment’s ability to divert water from streams in Maui. In addition, access to water is subject to weather patterns that cannot be reliably predicted. If the segment is limited in its ability to divert stream waters for its use or there is insufficient rainfall on an extended basis, it would have an adverse effect on sugar operations, including possible cessation of operations.
Low raw sugar prices adversely affect the profitability of A&B's sugar business.
The operations and profitability of the Agribusiness segment are substantially affected by market factors, particularly the domestic prices for raw cane sugar. These market factors are influenced by a variety of forces, including prices of competing crops and suppliers, weather conditions and United States farm and trade policies. If low sugar prices result in sustained losses for the Agribusiness segment, then depending on the size and duration of those losses, A&B may be required to cease sugar operations. Cessation of sugar operations without other active farming would result in significant annual carrying and maintenance costs for the plantation, such as maintaining the water delivery infrastructure, higher property taxes and maintenance of the lands. Additionally, there would be significant one-time expenses related to a cessation of operations, such as employee severance costs and asset write-downs.
Wet weather during the harvesting season may significantly affect sugar production and yields.
Wet weather during the harvesting season creates muddy field conditions, which reduces the efficiency of harvesting operations and lowers the amount of cane that can be harvested from the fields in a given period of time. Additionally, wet weather also increases the amount of mud and other debris that must be removed in the processing of the cane into sugar, which results in decreased yields.
A&B is subject to risks associated with raw sugar production.
A&B's production of raw sugar is subject to numerous risks that could adversely affect the volume and quality of sugar produced. Any of these risks has the potential to adversely affect sugar operations, including possible cessation of operations. These risks include, but are not limited to:

•	equipment accidents or failures in the factory or the power plant, particularly where equipment is old and difficult to repair or replace;

•	government restrictions on farming practices, including cane burning and pesticide use;

•	loss of A&B's major customer;

•	weather and natural disasters, such as excessive rain, which impacts the efficiency of harvesting operations, and vog, which leads to inefficient and costly no-burn cane harvesting;

•	increases in costs, including, but not limited to fuel, fertilizer, herbicide and drip tubing;

•	labor, including labor availability (see risk factor above regarding labor disruptions) and loss of qualified personnel;

•	lack of demand for sugar production;

•	failure to comply with food quality and safety requirements;

•	disease;

•	uncontrolled fires, including arson; and

•	weed control.
A&B’s ability to use or lease agricultural lands for agricultural purposes may be limited by government regulation.
Given the large scale of its agricultural landholdings on Maui and Kauai, many of the third parties to whom A&B leases land for agricultural purposes may be characterized as large scale commercial agricultural operations. Recent legislation passed on Kauai places restrictions on the ability of such operations to use land within specified distances of highways, schools, oceans, streams, residences, parks, care homes, hospitals and other similar uses, to grow crops other than ground cover. This legislation also puts significant restrictions regarding, and public notification obligations concerning, pesticide use on such operations and limits their ability to use genetically modified organism (GMO) crops. On Maui, similar legislation passed by a voter initiative places a moratorium on the ability to farm GMO crops. The Kauai and Maui legislation is in the process of being challenged in the courts and, if such legislation is upheld by the courts, or additional legislative agricultural restrictions are passed, such as restrictions on the use of pesticides, the ability of A&B to use or lease its lands for large scale agricultural purposes, and any rents that it can achieve for those lands, may be adversely affected by this and similar legislation.
A&B’s power sales contracts could be replaced on less favorable terms or may not be replaced.
A&B’s power sales contracts expire at various points in the future and may not be replaced or could be replaced on less favorable terms, which could adversely affect Agribusiness profitability.

The market for power sales in Hawaii is limited.
The power distribution systems in Hawaii are small and island-specific; currently, there is no ability to move power generated on one island to any other island. In addition, Hawaii law limits the ability of independent power producers, such as A&B, to sell their output to firms other than the respective utilities on each island, without themselves becoming utilities and subject to the State’s Public Utilities Commission (PUC) regulation. Further, any sales of electricity by A&B to the utilities on each island are subject to the approval of the PUC. Unlike some areas in the Mainland, Hawaii’s independent power producers have no ability to use utility infrastructure to transfer power to other locations.
A&B has limited options for carriage of sugar to domestic markets.
In order to directly ship bulk or partially processed food-grade sugar from Maui to markets on the U.S. West Coast, or any alternate U.S. domestic port, A&B must utilize vessels that are subject to the restrictions delineated in Section 27 of the Merchant Marine Act, 1920, commonly referred to as the Jones Act. A&B currently owns a bulk sugar transportation vessel, the MV Moku Pahu, and therefore, A&B is also subject to the restrictions of the Jones Act. Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75 percent owned by U.S. citizens. U.S.-flagged vessels are generally required to be maintained at higher standards than foreign-flagged vessels and are supervised by, as well as subject to rigorous inspections by, or on behalf of, the U.S. Coast Guard, which requires appropriate certifications and background checks of the crew members. Because of these restrictions, A&B would have limited options for carriage of sugar to domestic markets if the MV Moku Pahu no longer qualified under the Jones Act or were taken out of service due to its age.
A&B has limited options and strict time constraints for carriage of molasses to domestic markets.
Due to a molasses spill at Honolulu Harbor in September 2013, all of the molasses produced by A&B must now be shipped out of Kahului Harbor. A&B currently has the ability to store approximately 20 percent of annual molasses production before having to cease harvest and milling operations, which cessation would result in significant additional operating costs. The frequency and timing of vessel arrivals to ship molasses off island are therefore important to A&B's ability to continue its sugar operations without interruption, and there is no assurance that such interruptions will not occur. Additionally, if domestic Jones Act shipping capacity is not available in the market when required, A&B may be forced to sell its molasses to foreign buyers, which would result in lower profitability.
A&B has aging infrastructure in its sugar factory, irrigation and power facilities.
A&B maintains critical spares for primary factory equipment in the event of a breakdown or failure. However, due to the extensive age and complexity of the mill, factory and power plant, it is possible that damage to equipment may not be repaired in a timely manner or at an acceptable cost, which may adversely affect sugar operations, including possible cessation of operations. A&B also operates renewable energy facilities, some of which are located on conservation-zoned land, which is subject to restrictions on activities conducted on the land. It therefore may not be feasible to expediently repair damage to such facilities should it occur. A&B has property, boiler and machinery, and business interruption insurance for most of such events; however, it is possible that A&B’s insurance coverage may not cover all risk of loss.
Risks Relating to the Separation
If the Separation were to fail to qualify as tax-free for U.S. federal income tax purposes, then A&B, Matson and the shareholders who received their shares of A&B common stock in the Separation could be subject to significant tax liability or tax indemnity obligations.
Matson received a private letter ruling from the IRS (which we refer to as the IRS Ruling) that, for U.S. federal income tax purposes, (i) certain transactions to be effected in connection with the Separation qualify as a reorganization under Sections 355 and/or 368 of the Internal Revenue Code of 1986, as amended (which we refer to as the Code), or as a complete liquidation under Section 332(a) of the Code and (ii) the Separation qualifies as a transaction under Section 355 of the Code. In addition to obtaining the IRS Ruling, Matson received a tax opinion (which we refer to as the Tax Opinion) from the law firm of Skadden, Arps, Slate, Meagher & Flom LLP (which Tax Opinion relies on the effectiveness of the IRS Ruling) substantially to the effect that, for U.S. federal income tax purposes, the Separation and certain related transactions qualify as a reorganization under Section 368 of the Code. The IRS Ruling and Tax Opinion rely on certain facts and assumptions, and certain representations from A&B and Matson regarding the past and future conduct of their respective businesses and other matters. Notwithstanding the IRS Ruling and Tax Opinion, the IRS could determine on audit that the Separation and related transactions should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the Separation and related transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Separation or if the IRS were to disagree with the conclusions in the Tax Opinion that are not covered by the IRS Ruling. If the Separation and related transactions ultimately were determined to be taxable, the distribution of A&B stock in the Separation could be treated as taxable for U.S. federal income tax purposes to the shareholders who received their shares of A&B common stock in the Separation, and such shareholders could incur significant U.S. federal income tax liabilities. In addition, Matson would recognize a gain in an amount equal to the excess of the fair market value of the shares of A&B common stock distributed to Matson's shareholders on the Separation date over Matson tax basis in such shares.
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
Under the Separation and Distribution Agreement entered into with Matson, A&B and Matson are each responsible for the debts, liabilities and other obligations related to the businesses that each company owns and operates following the consummation of the Separation. A court, however, could disregard the allocation agreed to between the parties in the Separation and Distribution Agreement and require that A&B assume responsibility for obligations allocated to Matson, particularly if Matson were to refuse or were unable to pay or perform the allocated obligations.
Potential indemnification liabilities to Matson pursuant to the Separation and Distribution Agreement could adversely affect the Company.
Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make A&B financially responsible for substantially all liabilities that may exist relating to its business activities, whether incurred prior to or after the Separation. If A&B is required to indemnify Matson under the circumstances set forth in the Separation and Distribution Agreement, A&B may be subject to substantial liabilities.
In connection with the Separation, Matson is required to indemnify A&B for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure A&B against the full amount of such liabilities, or that Matson's ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation and Distribution Agreement, Matson is required to indemnify A&B for substantially all liabilities that may exist relating to Matson’s business activities, whether incurred prior to or after the Separation. However, third parties could seek to hold A&B responsible for any of the liabilities that Matson agrees to retain, and there can be no assurance that the indemnity from Matson will be sufficient to protect A&B against the full amount of such liabilities, or that Matson will be able to fully satisfy its indemnification obligations. Moreover, even if A&B ultimately succeeds in recovering from Matson any amounts for which A&B is held liable, A&B may be temporarily required to bear these losses.

The Separation may expose A&B to potential liabilities arising out of state and federal fraudulent conveyance laws.
The Separation is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (i) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return and (ii) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by A&B or Matson or any of its respective subsidiaries) may bring a lawsuit alleging that the Separation or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, requiring A&B shareholders to return to Matson some or all of the shares of A&B common stock distributed in the distribution.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by Hawaiian Commercial & Sugar Company (“HC&S”), a division of A&B that produces raw sugar. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last 10 years, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. If the Company is not permitted to utilize sufficient quantities of stream waters from State lands in East Maui, it could have a material adverse effect on the Company’s sugar-growing operations.
In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 streams resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party. On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing. On November 17, 2010, the petitioner filed an appeal of the Water Commission’s denial to the Hawaii Intermediate Court of Appeals. On August 31, 2011, the Hawaii Intermediate Court of Appeals dismissed the petitioner’s appeal. On November 29, 2011, the petitioner appealed the Hawaii Intermediate Court of Appeals’ dismissal to the Hawaii Supreme Court. On January 11, 2012, the Hawaii Supreme Court vacated the Hawaii Intermediate Court of Appeals’ dismissal of the petitioner’s appeal and remanded the appeal back to the Intermediate Court of Appeals. On November 30, 2012, the Intermediate Court of Appeals remanded the case back to the Water Commission, ordering the Commission to grant the petitioner’s request for a contested case hearing. On July 17, 2013, the Commission authorized the appointment of a hearings officer for the contested case hearing. On August 20, 2014, the Commission expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams, including the eight petitions that the Commission previously acted upon in 2008. Hearings before the Commission-appointed hearings officer are scheduled to begin in March 2015, and no decision is expected until late 2015.
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
On June 25, 2004, two organizations filed a petition with the Water Commission to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provided approximately 14 percent of the irrigation water used by HC&S over the last 10 years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals. On June 23, 2011, the case was transferred to the Hawaii Supreme Court. On August 15, 2012, the Hawaii Supreme Court overturned the Water Commission's decision and remanded the case to the Water Commission for further consideration in connection with the establishment of the

IIFS. On April 4, 2014, the parties entered into an out-of-court settlement on the amount of water to be returned to the four streams, and the Water Commission approved the settlement on April 17, 2014.
In January 2013, the Environmental Protection Agency (“EPA”) finalized nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which apply to HC&S’s three boilers at the Puunene Sugar Mill. Compliance with the Boiler MACT rule is required by January 2016.
The Company anticipates that the Puunene Mill boilers will be able to meet the new emissions limits without significant modifications and that compliance costs will be less than $2 million, based on currently available information. The Company is currently developing strategies for achieving compliance with the new regulations, including identifying required upgrades to boiler and air pollution control instrumentation and developing the complex compliance monitoring approaches necessary to accommodate the facility’s multi-fuel operations. There remains significant uncertainty as to the final requirements of the Boiler MACT rule, pending an EPA response to various petitions for reconsideration and ongoing litigation. Any resulting changes to the Boiler MACT rule could adversely impact the Company’s compliance schedule or cost of compliance.
On June 24, 2014, the Hawaii State Department of Health (“DOH”) Clean Air Branch issued a Notice and Finding of Violation and Order (“NFVO”) to HC&S alleging various violations relating to the operation of HC&S’s three boilers at its sugar mill. The DOH reviewed a 5-year period (2009-2013) and alleged violations relating primarily to periods of excess visible emissions and operation of the wet scrubbers installed to control particulate matter emissions from the boiler stacks. All incidents were self-reported by HC&S to the DOH prior to the DOH’s review, and there is no indication that these deviations resulted in any violation of health-based air quality standards. The NFVO includes an administrative penalty of $1.3 million, which HC&S has contested. The Company is unable to predict, at this time, the outcome or financial impact of the NFVO but does not believe that the financial impact of the NFVO will be material to its financial condition, cash flows, or results of operations.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Prior to June 29, 2012, A&B’s businesses included Matson Navigation Company, a wholly owned subsidiary, that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the Separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of a newly created entity, Alexander & Baldwin Holdings, Inc. On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock. Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.
As of February 14, 2015, there were 2,555 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.
The following performance graph compares the monthly dollar change in the cumulative shareholder return on the Company’s common stock since the Separation:
Trading volume averaged 203,642 shares a day in 2014, 192,977 shares a day in 2013 and 221,420 shares a day in 2012.

The quarterly intra-day high and low sales prices and end of quarter closing prices following Separation, as reported by the New York Stock Exchange, were as follows:

	Dividends Paid Per Share	Market Price
		High	Low	Close
2013
First Quarter	$—	$36.86	$28.82	$35.75
Second Quarter	$—	$40.95	$32.55	$39.75
Third Quarter	$—	$46.23	$34.32	$36.02
Fourth Quarter	$0.04	$41.97	$35.71	$41.73

2014
First Quarter	$0.04	$45.16	$36.98	$42.56
Second Quarter	$0.04	$43.19	$36.61	$41.45
Third Quarter	$0.04	$42.38	$35.96	$35.97
Fourth Quarter	$0.05	$40.99	$33.98	$39.26
A&B commenced a quarterly dividend of $0.04 per share in the fourth quarter of 2013, and increased the dividend rate by $0.01 per share per quarter in the fourth quarter of 2014. Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B's financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.
A&B common stock is included in the Dow Jones U.S. Real Estate Index, the Russell 2000 Index, the Russell 3000 Index, the Dow Jones U.S. Composite Average and the S&P MidCap 400.
On October 29, 2013, A&B's Board of Directors authorized A&B to repurchase up to two million shares of its common stock beginning on January 1, 2014. The authorization expires on December 31, 2015 and replaced an authorization that expired on December 31, 2013. A&B did not repurchase any of its common stock in 2014, 2013 or 2012.
Securities authorized for issuance under equity compensation plans as of December 31, 2014, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,124,576	$18.84	1,376,473*
Equity compensation plans not approved by security holders	—	—	—
Total	1,124,576	$18.84	1,376,473

*	Under the 2013 Incentive Compensation Plan, 1,376,473 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.

ITEM 6. SELECTED FINANCIAL DATA
The following should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except shareholders of record and per-share amounts):

	2014	2013	2012	2011	2010
Revenue:
Real Estate:
Leasing	$125.6	$110.4	$100.6	$99.7	$93.8
Development and Sales	150.0	423.0	32.2	59.8	131.0
Less amounts reported in discontinued operations[1]	(70.4)	(369.2)	(45.3)	(81.9)	(154.0)
Materials and Construction[2]	234.3	54.9	—	—	—
Agribusiness[3]	120.5	146.1	182.3	157.5	165.6
Reconciling items[4]	—	—	(8.3)	—	—
Total revenue	$560.0	$365.2	$261.5	$235.1	$236.4

Operating Profit (Loss):
Real Estate:
Leasing	$47.5	$43.4	$41.6	$39.3	$35.3
Development and Sales[5]	85.7	44.4	(4.4)	15.5	50.1
Less amounts reported in discontinued operations[1]	(56.2)	(36.7)	(21.1)	(38.8)	(64.6)
Materials and Construction[2]	25.9	2.9	—	—	—
Agribusiness[3]	(11.8)	10.7	20.8	22.2	6.1
Total operating profit	91.1	64.7	36.9	38.2	26.9
Interest expense	(29.0)	(19.1)	(14.9)	(17.1)	(17.3)
General corporate expenses	(18.6)	(17.4)	(15.1)	(19.9)	(22.7)
Reduction in KRS II carrying value, net[6]	(14.7)	—	—	—	—
Acquisition/Separation costs	—	(4.6)	(6.8)	—	—
Income (loss) from continuing operations before income taxes	28.8	23.6	0.1	1.2	(13.1)
Income tax expense (benefit)[7]	(1.4)	11.1	(5.9)	2.8	(5.0)
Income (loss) from continuing operations	30.2	12.5	6.0	(1.6)	(8.1)
Income from discontinued operations	34.3	22.3	12.8	23.3	41.2
Net income	64.5	34.8	18.8	21.7	33.1
Income attributable to non-controlling interest	(3.1)	(0.5)	—	—	—
Net income attributable to A&B	$61.4	$34.3	$18.8	$21.7	$33.1

Identifiable Assets:
Real Estate:
Leasing	$1,121.6	$1,113.4	$771.3	$772.0	$761.3
Development and Sales[8]	$634.3	$640.9	$504.8	$451.5	$420.3
Agribusiness	$162.8	$160.0	$149.9	$157.8	$153.3
Materials and Construction	$385.9	$358.7	$—	$—	$—
Other	$25.3	$10.6	$11.3	$5.3	$6.6
Total assets	$2,329.9	$2,283.6	$1,437.3	$1,386.6	$1,341.5

SELECTED FINANCIAL DATA (CONTINUED)

	2014	2013	2012	2011	2010
Capital Expenditures:
Real Estate:
Leasing[9]	$51.8	$488.5	$23.1	$43.6	$164.7
Development and Sales[10]	—	0.1	—	5.2	0.1
Agribusiness[11]	10.8	11.8	31.7	10.5	6.8
Materials and Construction[2]	10.7	4.8	—	—	—
Other	1.8	0.1	—	—	0.3
Total capital expenditures	$75.1	$505.3	$54.8	$59.3	$171.9

Depreciation and Amortization:
Real Estate:
Leasing[1]	$26.9	$24.3	$22.0	$21.6	$20.3
Development and Sales	0.2	0.2	0.2	0.2	0.2
Agribusiness	11.5	11.7	11.6	11.9	12.7
Materials and Construction[2]	15.2	4.4	—	—	—
Other	1.2	1.1	1.3	1.1	2.0
Total depreciation and amortization	$55.0	$41.7	$35.1	$34.8	$35.2

Earnings (loss) per share[12]:
Basic:
Continuing operations attributable to A&B	$0.56	$0.27	$0.14	$(0.04)	$(0.19)
Discontinued operations attributable to A&B	$0.70	$0.50	$0.30	$0.55	$0.97
Basic earnings per share attributable to A&B	$1.26	$0.77	$0.44	$0.51	$0.78
Diluted:
Continuing operations attributable to A&B	$0.55	$0.26	$0.14	$(0.04)	$(0.19)
Discontinued operations attributable to A&B	$0.70	$0.50	$0.30	$0.55	$0.97
Diluted earnings per share attributable to A&B	$1.25	$0.76	$0.44	$0.51	$0.78

Cash dividends declared per common share	$0.17	$0.04	$—	$—	$—

Balance sheet data (in millions):
Investment in real estate and joint ventures	$1,639.9	$1,606.8	$1,203.4	$1,165.0	$1,123.8
Total assets	$2,329.9	$2,283.6	$1,437.3	$1,386.6	$1,341.5
Total liabilities	$1,115.1	$1,114.9	$526.4	$662.6	$652.9
Long-term debt – non-current	$631.5	$605.5	$220.0	$327.2	$249.6
Total equity (includes non-controlling interest)	$1,214.8	$1,168.7	$910.9	$724.0	$688.6

[1]	Amounts recast to reflect discontinued operations.

[2]	2013 includes the results, capital expenditures, and depreciation and amortization of Grace from the acquisition date of October 1, 2013 through December 31, 2013.

[3]	Includes a $4.9 million gain in 2010 related to an agriculture disaster relief payment for drought experienced in prior years.

[4]
Represents the sale of a 286-acre agricultural parcel in 2012 classified as “Gain on sale of agricultural parcel” in the Consolidated Statements of Income, but reflected as revenue for segment reporting purposes.

[5]
The Real Estate Development and Sales segment includes approximately $2.0 million, $4.2 million, $(8.3) million, $(7.9) million, and $2.0 million in equity in earnings (losses) from its various real estate joint ventures for 2014, 2013, 2012, 2011, and 2010, respectively. Included in operating profit are non-cash impairment and equity losses of $0.3 million related to the sale of Crossroads in 2014, $6.3 million related to the consolidation of The Shops at Kukui'ula in 2013, $9.8 million related to the Bakersfield joint venture and Santa Barbara real estate project in 2012, and $6.4 million related to the Waiawa real estate joint venture in 2011.

[6]
Represents a non-cash reduction in the carrying value of a $23.8 million tax equity investment in a 12-megawatt solar farm on Kauai (KRS II) that was made in July 2014. Tax benefits associated with the KRS II investment are accompanied by non-cash reductions of the investment's carrying value. Tax benefits associated with the investment are included in the Income tax expense (benefit) line item in the Consolidated Statements of Income.

[7]
The Company has revised income taxes for misstatements as further detailed in Note 1 to the consolidated financial statements. The Company has corrected these misstatements and revised balances are reflected in the Selected Financial Data table. The correction of these errors was immaterial to the consolidated financial statements taken as a whole and had no impact on pre-tax income or cash flows from operating, investing or financing activities. For the year ended December 31, 2014, income taxes were overstated due to a $1.6 million out-of-period income tax adjustment recorded in the first quarter of 2014 that was related to 2013. For the year ended December 31, 2013, income tax expense was understated and net income attributable to A&B was overstated by $2.6 million, which includes the previously mentioned $1.6 million out-of-period adjustment. For the year ended December 31, 2012, income tax expense was understated and net income attributable to A&B was overstated by $1.7 million. Total equity as of January 1, 2012 was overstated by $1.8 million.

[8]
The Real Estate Development and Sales segment includes approximately $383.8 million, $335.0 million, $319.7 million, $290.1 million and $274.8 million related to its investment in various real estate joint ventures as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

[9]
Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases, but excluding the assumption of debt, that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

[10]
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows and excludes investment in joint ventures classified as Cash Flows from Investing Activities. Operating cash flows for expenditures related to real estate developments were $41.7 million, $150.6 million, $37.2 million, $13.8 million and $21.6 million for 2014, 2013, 2012, 2011 and 2010, respectively. Investments in real estate joint ventures were $28.7 million, $22.2 million, $17.4 million, $27.9 million and $100.5 million in 2014, 2013, 2012, 2011 and 2010, respectively.

[11]	Includes $21.8 million of capital in 2012 related to the Company’s Port Allen solar project before tax credits.

[12]
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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s results of operations for the three years ended December 31, 2014, 2013 and 2012.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the years ended December 31, 2014, 2013 and 2012, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•
Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements: This section provides a discussion of A&B’s contractual obligations and other commitments and contingencies that existed at December 31, 2014.

•	Quantitative and Qualitative Disclosures about Market Risk: This section discusses how A&B monitors and manages exposure to potential gains and losses associated with changes in interest rates.

•	Outlook: This section provides a discussion of management’s general outlook about its markets and A&B’s competitive position.
Basis of Presentation
Prior to June 29, 2012, A&B’s businesses included Matson Navigation Company, a wholly owned subsidiary, that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the Separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of Holdings. On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock. Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.
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
Business Overview
A&B, whose history dates back to 1870, is headquartered in Honolulu and operates four segments, principally in Hawaii: Real Estate Development and Sales; Real Estate Leasing; Agribusiness; and Materials and Construction.
Real Estate Leasing
The Real Estate Leasing segment owns, operates and manages retail, industrial and office properties in Hawaii and on the Mainland. The Real Estate Leasing segment also leases land in Hawaii to third-party lessees.

Real Estate Development and Sales
The Real Estate Development and Sales segment generates its revenues through the investment in and development and sale of land and commercial and residential properties in Hawaii and through the sale of properties in the Company's Leasing portfolio.
Agribusiness
The Agribusiness segment produces bulk raw sugar, specialty food grade sugars and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, equipment maintenance and repair services; leases agricultural land to third parties; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations.
Materials and Construction
The Materials and Construction segment performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells asphaltic concrete; provides and sells various construction- and traffic-control-related products and manufactures and sells precast concrete products.
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
Principles of Consolidation
The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly owned and controlled subsidiaries, after elimination of significant intercompany amounts. Significant investments in businesses, partnerships and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity. In determining whether the Company is the primary beneficiary of a variable interest entity in which it has an interest, the Company is required to make significant judgments with respect to various factors including, but not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, the rights and ability of other investors to participate in decisions affecting the economic performance of the entity, and kick-out rights, among others. Activities that significantly affect the economic performance of the entities in which the Company has an interest include, but are not limited to, establishing and modifying detailed business, development, marketing and sales plans, approving and modifying the project budget, approving design changes and associated overruns, if any, and approving project financing, among others. The Company has not consolidated any variable interest entity in which the Company does not also have voting control because it has determined that it is not the primary beneficiary since decisions to direct the activities that most significantly impact the entity’s performance are shared by the joint venture partners.
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets
A&B’s long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets and, thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, A&B’s financial condition or its future operating results could be materially impacted. A&B has evaluated certain long-lived assets, including intangible assets, for impairment. During the second quarter of 2012, A&B recorded a non-cash impairment charge of $5.1 million related to its Santa Barbara real estate landholdings in California. The impairment of the Santa Barbara landholdings are classified within Operating costs and expenses in the Consolidated Statements of Income. No impairment charges were recorded in 2014 or 2013.
Impairment of Investments
A&B’s investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is believed to be other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved. These estimates and judgments are based, in part, on A&B’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows and take into account various factors, including sales prices, development costs, market conditions, and absorption rates, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, A&B considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, A&B’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to A&B’s investments that may materially impact A&B’s financial condition or its future operating results. For example, if current market conditions deteriorate significantly or a joint venture’s plans change materially, impairment charges may be required in future periods, and those charges could be material.
In July 2014, the Company invested $23.8 million in a tax equity investment related to the construction and operation of a 12-megawatt solar farm on Kauai. The Company recovers its investment primarily through tax credits and tax benefits, which are recorded in the Income tax expense (benefit) line item in the Consolidated Statements of Income. As these tax benefits were received and recognized, the Company recorded non-cash reductions of the investment's carrying value. For the year ended December 31, 2014, the Company recorded a net, non-cash reduction of the investment's carrying value, which totaled $14.7 million.
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
Goodwill
The Company reviews goodwill for impairment at the reporting unit level annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The goodwill impairment tests involves a two-step process. Step one of the goodwill impairment test estimates the fair value of a reporting unit using various methodologies, including discounted cash flows and market multiples. The discounted cash flow approach relies on a number of assumptions, including future macroeconomic conditions, market factors specific to the reporting unit, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows, among others. Although the assumptions used by the Company in its discounted cash flow model are based on the best available market information and are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows and the risk of achieving those cash flows. Under the market multiple methodology, the estimate of fair value may be based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or revenues. When using market multiples of EBITDA or revenues, the Company must make judgments about the comparability of those multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in business strategy and its internal forecasts, could have a material effect on the reporting unit's business, financial condition and results of operations. Additionally, the foregoing assumptions could be adversely impacted by any of the risks discussed in "Risk Factors."
If the results of the Company's step one test indicate that a reporting unit's estimated fair value is less than its carrying value, a step two analysis is performed. In the step two analysis, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The implied value of goodwill is compared to the carrying value of goodwill. If the implied value of the goodwill exceeds the carrying value of goodwill, then goodwill is not considered to be impaired, and impaired if the implied value of goodwill is less than the carrying value of goodwill.

At December 31, 2014, the Company's goodwill totaled $102.3 million, primarily related to the 2013 acquisition of Grace Pacific. Of the total goodwill, $93.6 million relates to three reporting units in the Materials and Construction segment. The valuation of each reporting unit assumes that each is an unrelated business to be sold separately and independently from the other reporting units. As of the date of the last impairment test in the fourth quarter of 2014, the weighted average percentage (using reporting units’ carrying value) by which the fair values of the reporting units exceeded their carrying values was estimated to be between 9 and 10 percent. The Company's fair value estimate for reporting units include a number of assumptions, including increased levels of road infrastructure spending by governmental and private entities, expectations about the Company's share of governmental contracts, and material input and labor costs, among others. If actual revenues are lower (for example, due to a lower level of government or private contracts bid or won by the reporting units), or costs are higher than anticipated and cannot be recovered as part of the price of the work performed, as well as other factors that result in adverse changes in the key assumptions used in the fair value estimates mentioned above, the fair value of the Company's reporting units could be negatively impacted.
Legal Contingencies
A&B’s results of operations could be affected by significant litigation adverse to A&B, including, but not limited to, liability claims and construction defect claims. A&B records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, A&B considers many factors. These factors include, but are not limited to, the nature of specific claims, including unasserted claims, A&B’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. A detailed discussion of significant litigation matters is contained in Note 15 to the Consolidated Financial Statements.
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

Construction Contracts and Related Products
Revenues from asphalt paving contracts are generally recognized using the percentage-of-completion method with progress toward completion measured on the basis of units (tons, cubic yards, square yards, square feet or other units of measure) of work completed as of a specific date to an estimate of the total units of work to be delivered under each contract. The Company uses this method as management considers units of work completed to be the best available measure of progress on paving contracts. Contracts in progress are reviewed regularly, and revenues and earnings may be adjusted based on revisions to assumption and estimates, including, but not limited to, revisions to job performance, job conditions, changes to the scope of work, estimated contract costs, progress toward completion, changes in internal and external factors or conditions and final contract settlement. Contract costs include all direct material, labor, equipment utilization, hired truckers, traffic control, bonds and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, field office rentals, utilities, certain repair costs and other expenses attributable to the contracts. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The life cycle for contracts generally ranges from several months to three years in duration.
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
The 2014 net periodic costs for qualified pension and post-retirement plans were determined using a discount rate of 4.90 percent. The benefit obligations for qualified pension and post-retirement plans, as of December 31, 2014, were determined using a discount rate of 4.00 percent and 4.10 percent, respectively. For A&B’s non-qualified benefit plans, the 2014 net periodic cost was determined using a discount rate of 3.50 percent and the December 31, 2014 obligation was determined using a discount rate of 3.10 percent. The discount rate used for determining the year-end benefit plan obligation was generally calculated using a weighting of expected benefit payments and rates associated with high-quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled at December 31, 2014.
In late 2013, the Company changed its pension plan investment and management approach to a liability driven investment strategy, which seeks to increase the correlation of the pension plan assets and liabilities to reduce the volatility of the plan's funded status, and over time, improve the funded status of the plan. The adoption of this strategy has resulted in an asset allocation that is weighted more toward fixed income investments, which reduces investment volatility, but also reduces investment returns over time. In connection with the adoption of a liability driven investment strategy, the Company appointed an investment adviser in 2014 that directs investments and selects investment options, based on guidelines established by the Investment Committee. The expected return on plan assets assumption of 7.10 percent is principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability driven investment strategy and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans. Since adopting the liability driven investment strategy in late 2013, returns on plan assets has been 8.21 percent. For the year ended December 31, 2014, plan asset returns were 8.12 percent.

As of December 31, 2014, A&B’s post-retirement obligations were measured using an initial 7.3 percent health care cost trend rate in 2015, decreasing to 7.0 percent in 2016, and further decreasing 0.2 percent each year through 2028, with an ultimate rate of 4.5 percent in 2028.
Lowering the expected long-term rate of return on A&B’s qualified plan assets by one-half of one percent would have increased pre-tax pension expense for 2014 by approximately $0.8 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by approximately $0.7 million. Additional information about A&B’s benefit plans is included in Note 12 to the Consolidated Financial Statements.
As of December 31, 2014, the market value of A&B’s defined benefit plan assets totaled approximately $160.8 million, compared with $153.4 million as of December 31, 2013. The recorded net pension liability was approximately $43.6 million as of December 31, 2014 and approximately $22.0 million as of December 31, 2013. A&B expects to make contributions totaling $2.1 million to certain of its defined benefit pension plans in 2015. A&B’s contributions to its pension plans were approximately $5.7 million in 2014 and $0.1 million in 2013.
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

(dollars in millions, except per-share amounts)	2014	Chg.	2013	Chg.	2012
Operating Revenue	$560.0	53%	$365.2	40%	$261.5
Operating Costs and Expenses	495.4	52%	325.3	37%	237.5
Operating Income	64.6	62%	39.9	66%	24.0
Other Income and (Expense)	(35.8)	120%	(16.3)	(32)%	(23.9)
Income Taxes Expense (Benefit)	(1.4)	NM	11.1	NM	(5.9)
Income From Continuing Operations	30.2	142%	12.5	108%	6.0
Discontinued Operations (net of taxes)	34.3	54%	22.3	74%	12.8
Net Income	64.5	85%	34.8	85%	18.8
Income attributable to non-controlling interest	(3.1)	6X	(0.5)	—%	—
Net income attributable to A&B	$61.4	79%	$34.3	82%	$18.8

Basic Earnings Per Share	$1.26	64%	$0.77	75%	$0.44
Diluted Earnings Per Share	$1.25	64%	$0.76	73%	$0.44

2014 vs. 2013
Operating Revenue for 2014 increased 53 percent, or $194.8 million, to $560.0 million, primarily due to a $179.4 million increase in Materials and Construction revenue. Grace was acquired on October 1, 2013, and accordingly, 2014 included a full year of revenues from Grace, compared to one quarter of revenues in 2013. In addition, Real Estate Leasing revenue increased $46.4 million in 2014 (excluding revenue from discontinued operations), primarily due to expansion of the portfolio though acquisitions made in 2013. These increases were partially offset by a $25.6 million reduction in Agribusiness revenue primarily due to lower sugar prices in the first half 2014 compared to 2013. The reasons for business- and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Because of the recurring nature of property sales, the Company views changes in Real Estate Development and Sales and Real Estate Leasing revenues on a year-over-year basis before the reclassification of revenue to discontinued operations to be more meaningful in assessing segment performance. Additionally, due to the timing of sales for development properties and the mix of properties sold, management believes performance is more appropriately assessed over a multi-year period. Year-over-year comparisons of revenue are also not complete without the consideration of results from the Company’s investment in its real estate joint ventures, which are not included in consolidated operating revenue, but are included in segment operating profit. The Analysis of Operating Revenue and Profit by Segment that follows provides additional information on changes in Real Estate Development and Sales revenue and operating profit before reclassifications to discontinued operations.
Operating Costs and Expenses for 2014 increased 52 percent, or $170.1 million, to $495.4 million. Operating costs increased $143.7 million due to a full year of operating costs and expenses for Grace in 2014, compared to one quarter of Grace operating costs and expenses in 2013. Additionally, operating costs increased $29.9 million due to higher Real Estate Leasing segment costs, including increased depreciation expense related to 2013 acquisitions, and increased operating costs due to the expansion of the portfolio in 2013. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.
Other Income and Expense: Other income (expense) was $(35.8) million in 2014 compared with $(16.3) million in 2013. The change in other income (expense) was principally due to a $14.7 million reduction in the carrying value of a $23.8 million tax equity investment in a 12-megawatt solar farm on Kauai that was made in July 2014. Tax benefits associated with the KRS II investment are accompanied by non-cash reductions of the investment's carrying value. Tax benefits associated with the investment are included in the Income tax expense (benefit) line item in the Consolidated Statements of Income. Interest expense increased by $9.9 million due to higher average debt levels as a result of acquisitions made in 2013.
Income Taxes and the effective rate were lower in 2014 compared with 2013 due principally to tax benefits associated with the Company's investment in KRS II and Agribusiness losses from continuing operations in 2014 as compared to income in 2013 but was partially offset by higher income from continuing operations from Grace due to a full year of results in 2014 versus one quarter of results in 2013.
Income attributable to non-controlling interest increased $2.6 million in 2014 compared to 2013 due to the full year impact resulting from the acquisition of Grace on October 1, 2013. The non-controlling interest represents third-party minority interests in two entities that Grace consolidates and in which Grace owns a 70 percent share and 51 percent share.
2013 vs. 2012
Operating Revenue for 2013 increased 40 percent, or $103.7 million, to $365.2 million. Real Estate Development and Sales segment revenue (excluding revenue from discontinued operations) increased $70.4 million, primarily due to the sale of an undeveloped industrial parcel adjacent to Maui Business Park II and sales of residential lots on Oahu. Additionally, operating revenue increased $54.9 million due to the acquisition of Grace on October 1, 2013. Real Estate Leasing revenue increased $14.6 million in 2013 (excluding revenue from discontinued operations), primarily due to acquisitions. These increases were partially offset by a $36.2 million reduction in Agribusiness revenue primarily due to lower prices on sugar sold and one less voyage compared to 2012. The reasons for business- and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Because of the recurring nature of property sales, the Company views changes in Real Estate Development and Sales and Real Estate Leasing revenues on a year-over-year basis before the reclassification of revenue to discontinued operations to be more meaningful in assessing segment performance. Additionally, due to the timing of sales for development properties and the mix of properties sold, management believes performance is more appropriately assessed over a multi-year period. Year-over-year comparisons of revenue are also not complete without the consideration of results from the Company’s investment in its real estate joint ventures, which are not included in consolidated operating revenue, but are included in segment operating profit. The Analysis of Operating Revenue and Profit by Segment that follows, provides additional information on changes in Real Estate Development and Sales revenue and operating profit before reclassifications to discontinued operations.
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
Effect of Property Sales Mix on Operating Results: Direct year-over-year comparison of the Real Estate Development and Sales results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography, and timing, are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed and commercial property, due to the low historical-cost basis of the Company’s Hawaii land. Consequently, Real Estate Development and Sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.
Commercial Portfolio Acquisitions and Dispositions
In January 2014, the Company sold the 185,700 square-foot Maui Mall. Sales proceeds were utilized to complete the December 2013 acquisition of the Kailua Portfolio, which consisted of 21 improved properties, 51 acres of urban ground leases improved by third parties with 760,000 square feet of GLA, and vacant land located in Kailua, Hawaii and other Oahu locations.
In December 2014, the Company acquired the Kaka'ako Commerce Center, a 204,400 square-foot industrial center in urban Honolulu.

Real Estate Leasing; 2014 compared with 2013

(dollars in millions)	2014	2013	Change
Real Estate Leasing segment revenue	$125.6	$110.4	14%
Real Estate Leasing operating costs and expenses	76.0	64.4	18%
Selling, general and administrative expenses	1.7	2.3	(26)%
Other segment expense	0.4	0.3	33%
Segment operating profit	$47.5	$43.4	9%
Operating profit margin	37.8%	39.3%
Net Operating Income*	$77.3	$68.8	12%
Leasable Area (million sq. ft.) - Improved (at year end)
Hawaii - improved	2.6	2.6
Mainland - improved	2.5	2.5
Total improved	5.1	5.1
Hawaii urban ground leases (acres at year end)	115	116

*	Refer to page 47 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Real Estate Leasing revenue for 2014 was 14 percent higher than 2013, principally due to the revenue impact resulting from the acquisitions of Waianae Mall (January 2013), Napili Plaza (May 2013), Pearl Highlands Center (September 2013), The Shops at Kukui'ula (September 2013), and the Kailua Portfolio (December 2013), partially offset by the sale of Maui Mall (January 2014) and the disposition of ten Mainland properties in 2013 described in the acquisitions and dispositions table for 2013.
Operating profit was 9 percent higher in 2014, compared with 2013, principally due to the favorable impact from previously mentioned Hawaii acquisitions and Mainland dispositions, and improved performance from several Mainland properties. Depreciation expense was 11 percent higher year-over-year, as proceeds from commercial property sales under 1031 exchange transactions are reinvested in commercial properties at a higher relative book basis than the property sold.
The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the year ended December 31, 2014 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	93%	90%	93%
Industrial	99%	99%	99%
Office	82%	88%	87%
Total portfolio	94%	93%	94%
Same store occupancy in 2014 was 93 percent, compared to 92 percent in 2013, due primarily to higher Mainland occupancies at two office properties and one industrial property.
In 2014, approximately 9.6 percent of leases, measured as a percentage of expiring annual gross rent to total annual gross rent, were scheduled to expire. As of December 31, 2014, approximately 51 percent of the expiring leases had been renewed, and the change in average annual rental income on renewals, including tenant concessions, if any, as compared to the prior rental income was 13 percent. Total tenant improvement costs and leasing commissions were $6.9 million in 2014.

Leasable space was 5.1 million square feet at year-end 2014 and included the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
1-14	Maui Mall	185,700	12-14	Kaka'ako Commerce Center	204,400
	Total Dispositions	185,700		Total Acquisitions	204,400
Real Estate Leasing; 2013 compared with 2012

(dollars in millions)	2013	2012	Change
Real Estate Leasing segment revenue	$110.4	$100.6	10%
Real Estate Leasing operating costs and expenses	64.4	57.2	13%
Selling, general and administrative expenses	2.3	1.7	35%
Other segment expense	0.3	0.1	3X
Segment operating profit	$43.4	$41.6	4%
Operating profit margin	39.3%	41.4%
Net Operating Income*	$68.8	$63.1	9%
Leasable Area (million sq. ft.) - Improved (at year end)
Hawaii - improved	2.6	1.4
Mainland - improved	2.5	6.5
Total improved	5.1	7.9
Hawaii urban ground leases (acres at year end)	116	65

*	Refer to page 47 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Real Estate Leasing revenue for 2013 was 10 percent higher than the amount reported for 2012. The increase was principally due to the revenue impact resulting from the acquisitions of Waianae Mall (January 2013), Napili Plaza (May 2013), Pearl Highlands Center (September 2013), The Shops at Kukui'ula and the Kailua Portfolio (December 2013), partially offset by the dispositions of ten Mainland properties described in the table below summarizing acquisitions and dispositions.
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

Leasable space decreased to 5.1 million at year-end 2013, from 7.9 million square feet in 2012, principally due to the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
1-13	Northpoint Industrial	119,400	1-13	Waianae Mall	170,300
9-13	Centennial Plaza	244,000	5-13	Napili Plaza	45,100
9-13	Issaquah Office Center	146,900	9-13	Pearl Highlands Center	415,400
10-13	Republic Distribution Center	312,500	9-13	The Shops at Kukui’ula	78,900
12-13	Activity Distribution Center	252,300	12-13	Kailua Portfolio	386,200
12-13	Heritage Business Park	1,316,400		Kailua Ground Leases*	51 acres
12-13	Savannah Logistics Park	1,035,700
12-13	Broadlands Marketplace	103,900
12-13	Meadows on the Parkway	216,400
12-13	Rancho Temecula Town Center	165,500		Total Improved Acquisitions	1,095,900
	Total Dispositions	3,913,000		Total Ground Lease Acquisitions	51 acres
* Land acquired and ground leased to tenants includes 760,000 square feet of tenant-improved commercial space.

Use of Non-GAAP Financial Measures
The Company presents net operating income (“NOI”), which is a non-GAAP measure derived from Real Estate Leasing revenues (determined in accordance with GAAP, including discontinued operations, less straight-line rental adjustments) minus property operating expenses (determined in accordance with GAAP). NOI does not have any standardized meaning prescribed by GAAP, and therefore, may differ from definitions of NOI used by other companies. The Company provides this information as an additional means of evaluating ongoing core operations. NOI should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. NOI is commonly used as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. NOI excludes general and administrative expenses, straight-line rental adjustments, interest income, interest expense, depreciation and amortization, and gains on sales of interests in real estate. The Company believes that the Real Estate Leasing segment's operating profit after discontinued operations is the most directly comparable GAAP measurement to NOI. A reconciliation of Real Estate Leasing operating profit to Real Estate Leasing segment NOI is as follows:
Reconciliation of Real Estate Leasing Operating Profit to NOI
(In Millions, Unaudited)

	2014	2013	2012
Real Estate Leasing segment operating profit before discontinued operations	$47.5	$43.4	$41.6
Less amounts reported in discontinued operations (pre-tax)	(0.3)	(14.6)	(17.1)
Real Estate Leasing segment operating profit after subtracting discontinued operations	47.2	28.8	24.5

Depreciation and amortization	28.0	24.8	22.2
Straight-line lease adjustments	(2.7)	(2.9)	(3.6)
General and administrative expenses	4.5	3.5	2.9
Discontinued operations	0.3	14.6	17.1
Real Estate Leasing segment NOI	$77.3	$68.8	$63.1

Real Estate Development and Sales; 2014 compared with 2013 and 2012

(dollars in millions)	2014	2013	2012
Improved property sales revenue	$64.1	$331.6	$5.0
Development sales revenue	56.6	41.8	8.7
Unimproved/other property sales revenue	29.3	49.6	18.5
Total Real Estate Development and Sales segment revenue	150.0	423.0	32.2
Cost of Real Estate Development and Sales	(55.2)	(362.3)	(11.0)
Operating expenses	(16.7)	(16.0)	(11.4)
Write down of The Shops at Kukui'ula joint venture investment	—	(6.3)	—
Write down of Santa Barbara	—	—	(5.1)
Impairment of Bakersfield	—	—	(4.7)
Earnings (loss) from joint ventures	2.0	4.3	(4.4)
Other income	5.6	1.7	—
Total Real Estate Development and Sales operating profit (loss)	$85.7	$44.4	$(4.4)
Real Estate Development and Sales operating profit margin	57.1%	10.5%	NM
2014: Revenue from Real Estate Development and Sales, before subtracting amounts presented as discontinued operations, was $150.0 million, principally related to the sale of Maui Mall, seven residential lots on Oahu, 7.2 acres at Maui Business Park II, a 6.4-acre parcel at Wailea resort on Maui, 11 parcels on Maui, and the deferred recognition of $6.0 million of proceeds from three retail Mainland properties. Operating income included returns from the Company’s investment in the 205-unit One Ala Moana condominium on Oahu. Operating profit also included joint venture residential sales of 14 units at Kukui’ula on Kauai, 15 residential units at Ka Milo on the Island of Hawaii, two units at Kai Malu on Maui and 12 residential units at the Waihonua condominium on Oahu. The margin on these sales was partially offset by joint venture expenses.
2013: Revenue from Real Estate Development and Sales, before subtracting amounts presented as discontinued operations, was $423.0 million, principally related to the gain on the sale of 10 Mainland improved properties, nine residential lots on Oahu, a 24-acre bulk parcel adjacent to Maui Business Park II, two non-core Maui land parcels and a small commercial lot on Oahu. Operating profit also included joint venture residential sales of 10 units at Kukui’ula on Kauai, 13 residential units at Ka Milo on the Island of Hawaii and seven units at Kai Malu on Maui. The margin on the sales described above was partially offset by a $6.3 million impairment charge in the third quarter of 2013, related to taking control of The Shops at Kukui’ula and the consolidation of the joint venture, as well as due diligence costs related to acquisition activities and joint venture expenses.
2012: Revenue from Real Estate Development and Sales, before subtracting amounts presented as discontinued operations, was $32.2 million, principally related to the gain on the sale of 286 acres of agricultural-zoned land on Maui, a 4.1-acre parcel at Maui Business Park II, Firestone Boulevard Building, two leased fee parcels on Maui, three residential units on Oahu and several non-core land parcels on Maui. Operating profit also included joint venture sales of a parcel and seven residential units at Kukui’ula, eight residential units at Ka Milo and two units at Kai Malu. The margin on the sales described above was partially offset by $9.8 million of impairment charges in the second quarter of 2012, related to the Company’s Santa Barbara and Bakersfield development projects in California, resulting from the Company’s change in its development strategy to focus on development projects in Hawaii, as well as joint venture expenses.
Discontinued Operations; The revenue, operating profit, and after-tax effects of discontinued operations for 2014, 2013 and 2012 were as follows (in millions, except per-share amounts):

	2014	2013	2012
Proceeds from the sale of income-producing properties (Real Estate Development and Sales Segment)	$70.1	$337.6	$8.9
Real Estate Leasing revenue (Real Estate Leasing Segment)	0.3	31.6	36.4

Gain on sale of income-producing properties	$55.9	$22.1	$4.0
Real Estate Leasing operating profit	0.3	14.6	17.1
Total operating profit before taxes	56.2	36.7	21.1
Income tax expense	21.9	14.4	8.3
Income from discontinued operations	$34.3	$22.3	$12.8

2014: The revenues and expenses related to the sale of Maui Mall, a retail property in Hawaii, were classified as discontinued operations.
2013: The revenues and expenses related to the sales of Northpoint Industrial, an industrial property in California; Centennial Plaza, an industrial property in Utah; Issaquah Office Center, an office building in Washington; Republic Distribution Center, an industrial property in Texas; Activity Distribution Center, an industrial building in California; Heritage Business Park, an industrial property in Texas; Savannah Logistics Center, an industrial warehouse in Georgia; Broadlands Marketplace, a retail property in Colorado; Meadows on the Parkway, a retail center in Colorado; and Rancho Temecula, a retail center in California were classified as discontinued operations. Additionally, the revenues and expenses related to Maui Mall, a retail property on Maui sold on January 6, 2014, were classified as discontinued operations as of December 31, 2013.
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
Materials and Construction
Materials and Construction (2013 includes Grace results only from its October 1, 2013 acquisition)

(dollars in millions)	2014	2013
Revenue	$234.3	$54.9
Operating profit	$25.9	$2.9
Operating profit margin	11.1%	5.3%
Depreciation and amortization	$15.2	$4.4
Aggregate produced (tons in thousands)	793.7	193.1
Aggregate used and sold (tons in thousands)	711.4	112.3
Asphaltic concrete placed (tons in thousands)	470.5	114.5
Backlog	$219.4	$218.1
On October 1, 2013, the Company completed the acquisition of Grace. Segment results for 2013 reflect Grace's results from the date of acquisition to December 31, 2013, and are, therefore, not comparable to full year results for 2014.
Materials and Construction revenue was $234.3 million in 2014, and was primarily attributable to Grace's paving activities and construction material sales. Backlog at the end of December 31, 2014 was $219.4 million, compared to $218.1 million as of December 31, 2013. Backlog includes all of the backlog of Maui Paving, a 50 percent-owned non-consolidated affiliate.
Operating profit was $25.9 million for 2014, and was primarily related to paving, quarrying, and material sales, and reflected approximately $4.0 million of negative non-cash depreciation and amortization charges from purchase price accounting adjustments to tangible and intangible assets recorded at fair value in the acquisition of Grace.
Agribusiness
Agribusiness; 2014 compared with 2013

(dollars in millions)	2014	2013	Change
Revenue	$120.5	$146.1	(18)%
Operating profit (loss)	$(11.8)	$10.7	NM
Operating profit margin	NM	7.3%
Tons sugar produced	162,100	191,500	(15)%
Tons sugar sold (raw and specialty sugar)	154,300	159,600	(3)%
Agribusiness revenue decreased $25.6 million, or 18 percent, in 2014 compared with 2013. The decrease was primarily due to $22.1 million in lower raw sugar sales revenue due principally to lower prices, $5.0 million in lower vessel charter revenue due to no outside charters in 2014, and $2.6 million lower specialty sugar sales from lower volume, partially offset by $2.0 million in higher power sales volume and price, and $1.5 million in higher molasses sales volume.
Operating profit decreased $22.5 million in 2014 compared with 2013. The decrease was primarily due to $25.3 million in lower raw sugar margin due to lower pricing and production during the year, $2.6 million in lower other operating income, which included insurance proceeds collections in 2013 that did not occur in 2014 and no outside charters, partially offset by $2.3 million higher power revenue primarily due to a higher volume of deliveries.
Sugar production in 2014 was 15 percent lower than 2013 due principally to a lower number of acres harvested as a result of inclement weather during the harvesting season. Tons of sugar sold was three percent lower in 2014 than in 2013, due principally to lower volume of specialty sugar sold.
Agribusiness; 2013 compared with 2012

(dollars in millions)	2013	2012	Change
Revenue	$146.1	182.3	(20)%
Operating profit	$10.7	20.8	(49)%
Operating profit margin	7.3%	11.4%
Tons sugar produced	191,500	178,300	7%
Tons sugar sold (raw and specialty sugar)	159,600	198,200	(19)%
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
A&B’s operating income is generated by its subsidiaries. There are no restrictions on the ability of A&B’s wholly owned subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may enter into acquisitions or joint ventures or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” beginning on page 17.
On December 1, 2014, ABP Pearl Highlands LLC, a wholly owned subsidiary of A&B, refinanced a $58.1 million mortgage loan that bore interest at 5.89 percent, required monthly payments of principal and interest of approximately $0.4 million, and had a final balloon payment of $56.2 million due on September 15, 2016. The new loan (Refinanced Loan) was increased to $92.0 million and bears interest at 4.15 percent. The Refinanced Loan matures in December 2024 and requires monthly principal and interest payments of approximately $0.4 million. A final principal payment of approximately $73.0 million is due on December 8, 2024. The Refinanced Loan is secured by the Pearl Highlands Center, located in Pearl City, Oahu, under a Mortgage and Security Agreement between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company.

Cash Flows: Cash flows provided by (used in) operating activities continue to be the Company’s most significant source of liquidity. Net cash flows from (used in) operating activities, which include real estate development inventory expenditures, totaled $39.1 million for 2014, $(38.3) million for 2013 and $10.9 million for 2012. Cash flows for 2014 were higher than 2013 primarily due to lower real estate development inventory sales expenditures, which decreased by $108.9 million, principally due to the purchase of 30 Kahala residential properties on Oahu in 2013, and higher net income in 2014. These increases were partially offset by lower real estate development sales proceeds and an increase in working capital, principally related to inventories.
Net cash flows used in investing activities were $28.0 million for 2014, $211.7 million for 2013 and $50.1 million for 2012. The net cash used in investing activities in 2014 included $60.2 million for capital expenditures, including $24.2 million related to a portion of the acquisition price of Kaka'ako Commerce Center expected to be funded with reverse 1031 proceeds, $12.7 million related to capital improvements to commercial properties, $10.7 million for Materials and Construction segment-related capital expenditures and the balance primarily related to routine replacements for agricultural operations. Capital expenditures related to 1031 commercial property acquisitions totaled $14.9 million and was related to the acquisition of Kaka'ako Commerce Center. Other cash flows used in investing activities included a $23.8 million tax equity solar investment, $30.6 million of real estate investments and $20.5 million for a minority interest in a materials joint venture. These cash flows were partially offset by $9.5 million in proceeds, principally from deferred proceeds associated with the sale of three Mainland retail properties in the fourth quarter of 2013, $85.6 million in proceeds related to the reverse 1031 sale of Maui Mall, and $36.2 million in cash proceeds related to real estate activities, including $20.0 million from A&B's preferred investment in the One Ala Moana condominium project, $8.9 million from Kukui'ula joint venture investments related to sales of residential units, and $5.0 million from the sale of the Crossroads investment.
Net cash flows used in investing activities in 2013 included $32.5 million for capital expenditures, and was composed of $12.3 million related to capital improvements to commercial properties, $4.9 million for Materials and Construction segment-related capital expenditures and the balance primarily related to routine replacements for agricultural operations. Capital expenditures related to 1031 commercial property acquisitions totaled $472.8 million and was related to the acquisitions of the Kailua Portfolio, Pearl Highlands Center, Waianae Mall and Napili Plaza. Other cash flows used in investing activities included $19.4 million for the One Ala Moana condominium investment and $20.0 million principally related to investments in A&B's Kukui'ula joint venture projects. These cash flows were partially offset by $330.8 million in proceeds from 1031 commercial property dispositions and $5.1 million in cash proceeds received primarily from real estate-related investments.
Net cash flows used in investing activities for capital expenditures were as follows:

	December 31,
(dollars in millions)	2014	2013	Change
Commercial real estate property improvements	$32.6	$7.7	4X
Tenant improvements	4.3	8.0	(46)%
Quarrying and paving	10.7	4.9	118%
Agribusiness and other	12.6	11.9	6%
Total capital expenditures*	$60.2	$32.5	85%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in the Consolidated Statements of Cash Flows as operating activities.
In 2015, A&B expects that its required minimum capital expenditures will be approximately $30 million a year. A&B’s total capital budget for 2015, which is primarily related to growth capital, is currently planned for approximately $205 million and includes spending for new, but currently unidentified, investment opportunities as well as expenditures for real estate developments and currently unidentified 1031 lease portfolio acquisitions. Approximately $50 million of the total projected capital budget relates to ongoing real estate development, including The Collection, Maui Business Park II, Kukui’ula and other investments. Additionally, $125 million of the 2015 capital budget relate to currently unidentified real estate and other investment opportunities. Of the remaining projected capital expenditures, approximately $11 million relates to lease portfolio maintenance capital and the balance principally relates to maintenance capital for Grace and the Agribusiness segment. Should investment opportunities in excess of the amounts budgeted arise, A&B believes it has adequate sources of liquidity to fund these investments.
Net cash flows provided by (used in) financing activities totaled $(11.6) million, $252.2 million and $28.6 million in 2014, 2013 and 2012, respectively. The decrease in cash flows from financing activities in 2014 was principally due to 2013 borrowings related to the Company's acquisition activities in 2013, which included the Kahala Avenue portfolio and a portion of the purchase price for the Kailua Portfolio, as well as a full year of dividend payments in 2014 as compared to one quarter of dividends in 2013. The increase in cash flows from financing activities in 2013 was principally due to borrowings related to the Company's acquisition activities, which included the Kahala Avenue portfolio and a portion of the purchase price for the Kailua Portfolio expected to be funded with reverse 1031 proceeds.
The Company believes that funds generated from results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company’s business requirements for the next fiscal year, including working capital, capital expenditures and potential acquisitions and stock repurchases. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.
Other Sources of Liquidity:  Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade receivables, and quarry and sugar inventories that totaled approximately $116.6 million at December 31, 2014, an increase of $12.6 million from December 31, 2013. This net increase was due primarily to $6.5 million and $6.0 million in higher sugar and quarry inventories, respectively, partially offset by a $3.4 million decrease in trade receivables.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $706.0 million at the end of 2014 compared with $710.7 million at the end of 2013. As of December 31, 2014, available borrowings under these facilities, which are more fully described below, totaled $205.5 million and includes $16.3 million of capacity that may only be used for asphalt purchases.
The Company has a replenishing 3-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $300 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The ability to draw additional amounts under the facility expires in June 2015. At December 31, 2014, approximately $7.5 million was available under the facility.
The Company has a revolving senior credit facility that provides for an aggregate $350 million, 5-year unsecured commitment (A&B Senior Credit Facility), with an uncommitted $100 million increase option. The facility expires in June 2017. The A&B Senior Credit Facility also provides for a $100 million sub-limit for the issuance of standby and commercial letters of credit and an $80 million sub-limit for swing line loans. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin based on a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) pricing grid. At December 31, 2014, $156.1 million was outstanding, $12.2 million in letters of credit had been issued against the facilities, and $181.7 million was undrawn.
A&B’s ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants under current agreements require A&B to maintain certain financial covenants, such as the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio and limitations on priority debt. At December 31, 2014, A&B was in compliance with all such covenants. While there can be no assurance that A&B will remain in compliance with its covenants, A&B expects that it will remain in compliance. Credit facilities are more fully described in Note 9 to the Consolidated Financial Statements.
Balance Sheet: The Company had working capital deficits of $7.1 million and $48.4 million at December 31, 2014 and 2013, respectively. The increase in working capital is principally due to a $60 million bridge loan, related to the acquisition of the Kailua Portfolio, that was classified as a current liability in 2013 and repaid in January 2014. Additionally, working capital increased due to a $13.8 million and $5.4 million increase in inventories and costs and estimated earnings in excess of billings on uncompleted contracts, respectively, partially offset by a $13.4 million reduction in real estate held for sale from 2013 related to the sale of Maui Mall.
Property-Net increased by $28.0 million, principally due to the acquisition of Kaka'ako Commerce Center, partially offset by the sale of Maui Mall. The proceeds from the Maui Mall sale were reinvested under a reverse 1031 transaction into the 2013 acquisition of the Kailua Portfolio.
Investments in Affiliates increased $77.2 million, primarily due to investments in The Collection condominium project and the Kukui'ula vertical construction program.

Tax-Deferred Real Estate Exchanges: Sales: During 2014, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code Sections 1031 and 1033 totaled approximately $81.7 million from the sale of Maui Mall and non-core land on Maui. During 2013, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code Sections 1031 and 1033 totaled approximately $378.6 million and were generated primarily from the sales of Northpoint Industrial, Centennial Plaza, Issaquah Office Center, Republic Distribution Center, Activity Distribution Center, Heritage Business Park, Savannah Logistics Park, Broadlands Marketplace, Meadows on the Parkway, Rancho Temecula Town Center, a 24-acre bulk parcel and 209 acres of non-core land on Maui.
Purchases: During 2014, the Company utilized $14.9 million from tax-deferred sales to acquire the Kaka'ako Commerce Center under a forward 1031 exchange transaction. The Company expects the majority of the balance of the purchase price will be returned to the Company with proceeds from reverse 1031 transactions. During 2013, the Company utilized $472.8 million from tax-deferred sales to acquire the Kailua Portfolio under a forward and reverse 1031 exchange transaction, Pearl Highlands Center under a reverse 1031 transaction, and Napili Plaza under a forward 1031 transaction.
The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2014, there were no proceeds from tax-deferred sales or condemnations that had not been reinvested.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations: At December 31, 2014, the Company had the following estimated contractual obligations (in millions):

			Payment due by period

Contractual Obligations		Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations	(a)	$705.6	$74.5	$290.0	$66.7	$274.4
Estimated interest on debt	(b)	155.1	29.6	48.3	30.0	47.2
Purchase obligations	(c)	15.3	15.3	—	—	—
Post-retirement obligations	(d)	7.6	0.9	1.7	1.6	3.4
Non-qualified benefit obligations	(e)	6.2	0.7	3.7	1.1	0.7
Operating lease obligations	(f)	45.1	5.6	10.8	8.6	20.1
Total		$934.9	$126.6	$354.5	$108.0	$345.8

(a)
Long-term debt obligations (including current portion, but excluding debt premium or discount) include principal repayments of short-term and long-term debt for the respective period(s) described (see Note 9 to the Consolidated Financial Statements for principal repayments for each of the next five years). Short-term debt includes amounts borrowed under revolving credit facilities and have been reflected as payments due in 2015.

(b)
Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect on December 31, 2014 for variable rate debt. Because the Company’s variable rate debt may be rolled over, actual interest may be greater or less than the amounts indicated. Estimated interest on debt also includes swap payments on the Company's interest rate swaps.

(c)
Purchase obligations include only non-cancelable contractual obligations for the purchases of goods and services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

(d)
Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $3.4 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2020 through 2024. Post-retirement obligations are described further in Note 12 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to reliably estimate the timing and amount of contributions.

(e)
Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s three non-qualified plans. The $0.7 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2020 through 2024. Additional information about the Company’s non-qualified plans is included in Note 12 to the Consolidated Financial Statements.

(f)
Operating lease obligations include principally land, office space and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to A&B. These amounts are further described in Note 10 to the Consolidated Financial Statements.

A&B has not provided a detailed estimate of the timing and amount of payments related to uncertain tax position liabilities due to the uncertainty of when the related tax settlements are due. Additionally, upon Separation, the Company’s unrecognized tax benefits were reflected on Matson, Inc.’s (“Matson”) financial statements because Matson is considered the successor parent to the affiliated tax group. In connection with the Separation, the Company entered into a tax indemnification agreement with Matson and established a liability of $1 million representing the fair value of the indemnity to Matson in the event the Company’s pre-separation unrecognized tax benefits are not realized. The remaining liability as of December 31, 2014 was $0.2 million.
Other Commitments and Contingencies: A description of other commitments, contingencies and off-balance sheet arrangements, and incorporated herein by reference, is described in Note 15 to the Consolidated Financial Statements of Item 8 in this Form 10-K.
OUTLOOK
All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 17 to 30 of this Form 10-K and other filings with the SEC.
There are two primary sources of periodic economic forecasts and data for the State of Hawaii: The University of Hawaii Economic Research Organization (UHERO) and the state’s Department of Business, Economic Development and Tourism (DBEDT). Much of the economic information included herein has been derived from economic reports available on UHERO’s and DBEDT’s websites that provide more complete information about the status of, and forecast for, the Hawaii economy. Information below on Oahu residential re-sales is published by the Honolulu Board of Realtors and Title Guaranty of Hawaii, Incorporated. Information below on the Oahu commercial real estate market is provided by Colliers International (Hawaii). Bankruptcy filing information cited below is published by the U.S. Bankruptcy Court District of Hawaii. Information below on foreclosures is from published reports. Debit and credit card same store sales activity is provided by First Hawaiian Bank.
The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 3.1 percent in 2015, after growing 2.7 percent in 2014, and is expected to continue to grow at a moderate pace for the next several years.
The primary driver of growth is tourism, which set an all-time record for visitor expenditures and arrivals for a third consecutive year in 2014, and is expected to continue to grow at a modest rate for the next several years.
Construction continues its upward trend. The value of statewide construction permits through December 2014 was up by 21.9 percent over the same period in 2013, led by an increase in commercial/industrial construction and renovation/addition permits.
The median resale prices for homes and condominiums on Oahu reached record highs in 2014. The median resale price for a home on Oahu was $675,000, up 3.8 percent compared to 2013, and the median resale price of an Oahu condominium was up 5.4 percent at $350,000. In January, median prices for Oahu condominiums reached a record high of $381,500. For December 2014, days on market were low at 23 days for homes and 22 days for condos. Residential re-sales on Maui and Kauai have improved, while the Big Island remains flat.

Oahu retail vacancy remained low at 4.1 percent, while asking rents increased 8.7 percent to $3.64 in the fourth quarter of 2014, compared to last year. Fourth quarter industrial vacancy was 2.1 percent, compared to 2.7 percent in last year's fourth quarter. Industrial asking rents increased 11.1 percent in the fourth quarter of 2014, compared to last year. Office vacancy increased 1.0 percentage point in the fourth quarter of 2014, compared to the fourth quarter of 2013; however, asking rents improved 5.8 percent over the same comparative period.

Property Type	Vacancy Rate for the Quarter Ended December 31, 2014	Average Asking Rent Per Square Foot Per Month (NNN) for the Quarter Ended December 31, 2014
Retail	4.1%	$3.64
Industrial	2.1%	$1.10
Office	13.2%	$1.64
The state continues to see positive trends in other economic indicators. Unemployment in December of 2014 was 4.0 percent, down from 4.7 percent in December of 2013, and well below the national unemployment rate of 5.6 percent. Bankruptcy filings in 2014 were down by 18 percent compared to 2013. Foreclosures were down 40 percent in 2014 compared to last year. Debit and credit card same store sales activity increased 6.2 percent for the year over the comparable period of 2013.
Growth in Hawaii's economy is providing a positive operating environment for the Company's businesses. Real estate sales activity and interest at the Company's development projects improved in 2014, and management continues to see increased sales activity and interest as the Company heads into 2015. While the volume and timing of real estate sales are always difficult to predict with any accuracy, assuming sales occur as currently forecast, the Company is projecting material year-over-year improved performance from its “core” real estate development sales (exclusive of non-commercial property sales, such as the 2014 sale of Maui Mall).
Real Estate Leasing NOI was up 12.4 percent* in 2014 due to the portfolio expansion in 2013. The rate of NOI growth moderated significantly in the fourth quarter, however, due to the timing of 2013 acquisitions, which occurred primarily in the last four months of the year. For 2015, management expects NOI growth of approximately 6 percent to 8 percent due to expectations for improving portfolio occupancy and retail rent growth.
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
Although a combination of improved production and sugar prices allowed the Company to achieve solid operating profit in Agribusiness from 2010 to 2013 of $59.8 million, the segment incurred an $11.8 million operating loss in 2014 due primarily to low sugar prices and extremely wet weather conditions that led to a significant reduction in sugar production. Prospects for this segment in 2015 have improved modestly, as pricing has increased compared to last year. Through December 31, 2014, the Company has priced 26 percent of the 2015 crop at prices higher than 2014. If the Company is able to maintain these pricing levels for the remainder of the crop and achieve its full-year production targets, and also considering the Company's expectation for other factors noted above, the segment would generate a lower level of losses than incurred in 2014. However, for the reasons previously described, it is difficult to forecast future results at this time. The Company continues to seek ways to address the inherent volatility of Agribusiness earnings.
At the end of December 2014, the Materials and Construction segment had a consolidated backlog of $219.4 million. The City and County of Honolulu's paving budget has increased from $100 million in 2012-2013, to $120 million for the 2013-2014 and to $132 million for 2014-2015. Segment performance in 2015 will be largely dictated by the percentage of the backlog Grace can complete, the amount of City bids issued, won and completed, and, to a lesser degree, by prevailing weather conditions. The Company will update its outlook for the Materials and Construction segment as the year progresses.

*	Refer to page 47 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

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
A&B’s fixed rate debt, excluding debt premium or discount, consists of $439.9 million in principal term notes. A&B’s variable rate debt consists of $169.8 million under its revolving credit facilities and $95.9 million under term loans. Other than in default, A&B does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on A&B’s financial condition or results of operations unless A&B was required to refinance such debt. For A&B’s variable rate debt, a one percent increase in interest rates would have a $2.5 million impact on A&B's results of operations for 2014, assuming the December 31, 2014 balance of the variable rate debt was outstanding throughout 2014.
The following table summarizes A&B’s debt obligations at December 31, 2014, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2014 (dollars in millions)
								Fair Value at
								December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
Liabilities
Fixed rate	$43.7	$31.8	$39.0	$32.0	$31.2	$262.2	$439.9	$464.9
Average interest rate	5.02%	5.00%	4.97%	4.89%	4.80%	4.60%	4.74%
Variable rate	$30.9	$62.6	$156.6	$1.7	$1.8	$12.1	$265.7	$264.7
Average interest rate*	2.43%	2.41%	2.16%	1.83%	1.89%	2.03%	2.11%

*
Estimated interest rates on variable debt are determined based on the rate in effect on December 31, 2014. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2014, the Company had a negligible amount invested in money market funds. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.
A&B has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2015, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 9, 2015

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating Revenue:
Real estate leasing	$125.2	$78.8	$64.2
Real estate development and sales	80.0	85.4	15.0
Materials and construction	234.3	54.9	—
Agribusiness	120.5	146.1	182.3
Total operating revenue	560.0	365.2	261.5
Operating Costs and Expenses:
Cost of real estate leasing	78.3	48.4	38.4
Cost of real estate sales	41.0	46.7	5.2
Cost of materials and construction contracts	191.3	47.6	—
Cost of agribusiness goods and services	131.9	136.8	161.0
Selling, general and administrative	52.9	41.2	37.7
Gain on sale of agricultural parcel	—	—	(7.3)
Gain on charitable donation of appreciated land	—	—	(9.4)
Impairment of real estate assets (Santa Barbara)	—	—	5.1
Separation/acquisition costs	—	4.6	6.8
Total operating costs and expenses	495.4	325.3	237.5
Operating Income	64.6	39.9	24.0
Other Income and (Expense):
Income (loss) related to joint ventures	2.1	4.3	(4.4)
Gain on insurance proceeds	—	2.4	—
Impairment and equity losses related to joint ventures	(0.3)	(6.6)	(4.7)
Reduction in KRS II carrying value, net (Note 6, 13)	(14.7)	—	—
Interest income and other	6.1	2.7	0.1
Interest expense	(29.0)	(19.1)	(14.9)
Income From Continuing Operations Before Income Taxes	28.8	23.6	0.1
Income tax expense (benefit)	(1.4)	11.1	(5.9)
Income From Continuing Operations	30.2	12.5	6.0
Income from discontinued operations, net of income taxes (Note 5)	34.3	22.3	12.8
Net Income	64.5	34.8	18.8
Income attributable to non-controlling interest	(3.1)	(0.5)	—
Net Income Attributable to A&B	$61.4	$34.3	$18.8

Basic Earnings per Share of Common Stock:
Continuing operations attributable to A&B shareholders	$0.56	$0.27	$0.14
Discontinued operations attributable to A&B shareholders	0.70	0.50	0.30
Net income attributable to A&B shareholders	$1.26	$0.77	$0.44
Diluted Earnings per Share of Common Stock:
Continuing operations attributable to A&B shareholders	$0.55	$0.26	$0.14
Discontinued operations attributable to A&B shareholders	0.70	0.50	0.30
Net income attributable to A&B shareholders	$1.25	$0.76	$0.44

Weighted Average Number of Shares Outstanding:
Basic	48.7	44.4	42.6
Diluted	49.3	45.1	42.9

Amounts Attributable to A&B Shareholders:
Income from continuing operations, net of tax	$27.1	$12.0	$6.0
Discontinued operations, net of tax	34.3	22.3	12.8
Net income	$61.4	$34.3	$18.8

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2014	2013	2012
Net Income	$64.5	$34.8	$18.8
Other Comprehensive Income (Loss), Net of Tax:
Defined benefit pension plans:
Net gain (loss) / prior service credit (cost)	(26.7)	22.4	(6.0)
Amortization of net loss included in net periodic pension cost	4.5	7.7	8.0
Amortization of prior service credit included in net periodic pension cost	(1.3)	(1.3)	(1.3)
Income taxes related to other comprehensive income	9.2	(11.7)	(0.3)
Other Comprehensive Income (Loss)	(14.3)	17.1	0.4
Comprehensive Income	50.2	51.9	19.2
Comprehensive income attributable to non-controlling interest	(3.1)	(0.5)	—
Comprehensive income attributable to A&B	$47.1	$51.4	$19.2

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share amount)

	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$2.8	$3.3
Accounts receivable, less allowances of $1.7 for 2014 and $1.3 for 2013	33.1	36.5
Contracts retention	9.1	9.3
Costs and estimated earnings in excess of billings on uncompleted contracts	15.9	10.5
Inventories	81.9	68.1
Real estate held for sale	2.5	15.9
Deferred income taxes	8.3	7.8
Income tax receivable	6.7	1.4
Prepaid expenses and other assets	15.6	17.0
Total current assets	175.9	169.8
Investments in Affiliates	418.6	341.4
Real Estate Developments	224.0	249.1
Property - Net	1,301.7	1,273.7
Intangible Assets - Net	63.9	74.1
Goodwill	102.3	99.6
Other Assets	43.5	75.9
Total assets	$2,329.9	$2,283.6
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$74.5	$105.2
Accounts payable	37.6	32.6
Billings in excess of costs and estimated earnings on uncompleted contracts	3.6	4.4
Accrued interest	5.7	5.9
Deferred revenue	16.5	17.8
Indemnity holdback related to Grace acquisition	9.3	18.8
Accrued and other liabilities	35.8	33.5
Total current liabilities	183.0	218.2
Long-term Liabilities
Long-term debt	631.5	605.5
Deferred income taxes	194.0	193.2
Accrued pension and post-retirement benefits	54.8	37.3
Other non-current liabilities	51.8	60.7
Total long-term liabilities	932.1	896.7
Commitments and Contingencies (Note 15)
Equity
Common stock - no par value; authorized, 150 million shares; outstanding, 48.8 million and 48.6 million shares at December 31, 2014 and 2013, respectively	1,147.3	1,140.5
Accumulated other comprehensive loss	(44.4)	(30.1)
Retained earnings	101.0	49.4
Total A&B shareholders' equity	1,203.9	1,159.8
Non-controlling interest	10.9	8.9
Total equity	1,214.8	1,168.7
Total liabilities and equity	$2,329.9	$2,283.6

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$64.5	$34.8	$18.8
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	55.0	41.7	35.1
Deferred income taxes	8.8	(0.6)	(4.6)
Gains on asset transactions, net of impairment losses	(82.2)	(52.8)	(14.8)
Share-based expense	4.9	4.2	5.4
Equity in (income) loss of affiliates, net of distributions	0.1	(2.9)	8.4
Changes in operating assets and liabilities:
Trade, contracts retention, and other receivables	1.6	3.3	0.1
Costs and estimated earnings in excess of billings on uncompleted contracts - net	(6.4)	(1.9)	—
Inventories	(13.5)	(2.7)	12.8
Prepaid expenses and other assets	5.0	(0.4)	(10.0)
Accrued pension and post-retirement benefits	(2.3)	5.2	4.2
Accounts payable, contracts retention, and income taxes	(2.3)	(4.9)	(1.5)
Accrued and other liabilities	(6.0)	7.6	(14.2)
Real estate inventory sales (real estate developments held for sale)	53.6	81.7	8.4
Expenditures for real estate inventory (real estate developments held for sale)	(41.7)	(150.6)	(37.2)
Net cash provided by (used in) operations	39.1	(38.3)	10.9
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(60.2)	(32.5)	(45.4)
Capital expenditures related to 1031 commercial property transactions	(14.9)	(472.8)	(9.4)
Proceeds from investment tax credits and grants related to Port Allen Solar Farm	4.5	2.4	7.5
Proceeds from disposal of property and other assets	9.5	1.2	2.2
Proceeds from disposals related to 1031 commercial property transactions	85.6	330.8	18.8
Payments for purchases of investments in affiliates and preferred investment	(75.1)	(43.4)	(17.5)
Proceeds from investments in affiliates and preferred investment	36.2	5.1	2.9
Change in restricted cash associated with 1031 transactions	0.6	3.2	(9.2)
Acquisition of business, net of cash (including Grace indemnity holdback)	(14.2)	(5.7)	—
Net cash used in investing activities	(28.0)	(211.7)	(50.1)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	283.0	585.0	134.0
Payments of long-term debt and deferred financing costs	(224.2)	(380.3)	(257.2)
Proceeds from (payments on) line-of-credit agreement, net	(62.3)	51.6	(6.0)
Distributions to Alexander & Baldwin Holdings, Inc.(a)	—	—	(26.7)
Contributions from Alexander & Baldwin Holdings, Inc.(a)	—	—	172.7
Distribution to non-controlling interests	(0.2)	(1.1)	—
Dividends paid	(8.3)	(2.0)	—
Proceeds from issuance (repurchase) of capital stock and other, net	0.4	(1.0)	11.8
Net cash provided by (used in) financing activities	(11.6)	252.2	28.6
Cash and Cash Equivalents:
Net increase (decrease) for the year	(0.5)	2.2	(10.6)
Balance, beginning of year	3.3	1.1	11.7
Balance, end of year	$2.8	$3.3	$1.1
Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(29.8)	$(19.1)	$(14.9)
Income taxes paid	$(14.2)	$(12.0)	$(2.0)
Non-cash Activities:
Contribution of land and development assets to The Collection joint venture	$33.8	$—	$—
Real estate exchanged for note receivable	$3.6	$—	$—
Acquisition of Grace (issuance of equity and indemnity holdback)	$—	$219.8	$—
Mortgage debt assumed at fair value in real estate acquisitions	$—	$142.2	$—
Property (net) acquired in connection with the consolidation of The Shops at Kukui'ula	$—	$39.0	$—
Capital expenditures included in accounts payable and accrued expenses	$5.7	$6.6	$12.2
Contribution of land and development assets to Waihonua joint venture	$—	$—	$24.2
Conversion of net investment of A&B Holdings into common stock	$—	$—	$926.3

(a)	Refer to Note 4, “Related Party Transactions.”
See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three years ended December 31, 2014
(In millions, except per-share amounts)

				Accumulated
	Common			Other
	Stock		Net	Compre-		Non-
		Stated	Invest-	hensive	Retained	Controlling
	Shares	Value	ment	Loss	Earnings	interest	Total
Balance, January 1, 2012	—	$—	$771.6	$(47.6)	$—	$—	$724.0
Net income			(1.6)		20.4		18.8
Other comprehensive income, net of tax				0.4			0.4
Contribution from Alexander & Baldwin Holdings, Inc., net			154.5				154.5
Conversion of net investment of Alexander & Baldwin Holdings, Inc. into common stock	42.4	924.5	(924.5)				—
Share-based compensation		2.1					2.1
Shares issued, net	0.5	10.2			(0.3)		9.9
Excess tax benefit from share-based awards		1.2					1.2
Balance, December 31, 2012	42.9	938.0	—	(47.2)	20.1	—	910.9
Net income					34.3	0.5	34.8
Other comprehensive income, net of tax				17.1			17.1
Dividends paid on common stock ($0.04 per share)					(2.0)		(2.0)
Distributions to non-controlling interest						(0.7)	(0.7)
Share-based compensation		4.2					4.2
Grace acquisition	5.4	196.3				9.1	205.4
Shares issued or repurchased, net	0.3	0.4			(3.0)		(2.6)
Excess tax benefit from share-based awards		1.6					1.6
Balance, December 31, 2013	48.6	1,140.5	—	(30.1)	49.4	8.9	1,168.7
Net income					61.4	3.1	64.5
Other comprehensive income, net of tax				(14.3)			(14.3)
Dividends paid on common stock ($0.17 per share)					(8.3)		(8.3)
Distributions to non-controlling interest						(1.1)	(1.1)
Share-based compensation		4.9					4.9
Shares issued or repurchased, net	0.2	0.6			(1.5)		(0.9)
Excess tax benefit from share-based awards		1.3					1.3
Balance, December 31, 2014	48.8	$1,147.3	$—	$(44.4)	$101.0	$10.9	$1,214.8

See notes to consolidated financial statements.

Alexander & Baldwin, Inc.
Notes to Consolidated Financial Statements

1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Prior to June 29, 2012, A&B’s businesses included Matson Navigation Company Inc., a wholly owned subsidiary that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of a newly created entity, Alexander & Baldwin Holdings, Inc. ("Holdings"). On June 29, 2012, Holdings distributed to its shareholders all of the common stock of A&B stock in a tax-free distribution (the “Separation”). Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson, Inc. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.
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
A&B is headquartered in Honolulu and operates four segments, principally in Hawaii: Real Estate Development and Sales; Real Estate Leasing; Agribusiness; and Materials and Construction.
Real Estate Development and Sales: The Real Estate Development and Sales segment generates its revenues through the investment in and development and sale of land and commercial and residential properties in Hawaii.
Real Estate Leasing:  The Real Estate Leasing segment owns, operates and manages retail, office and industrial properties in Hawaii and on the Mainland. The Real Estate Leasing segment also leases urban land in Hawaii to third-party lessees.
Agribusiness:  The Agribusiness segment produces bulk raw sugar, specialty food grade sugars and molasses; produces and sells specialty food-grade sugars; provides general trucking services, equipment maintenance and repair services; leases agricultural land to third parties; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations.
Materials and Construction: The Materials and Construction segment, which includes the results of Grace from October 1, 2013, the date of acquisition, performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells asphaltic concrete; provides and sells various construction- and traffic-control-related products and manufactures and sells precast concrete products.
Reclassifications: The Company reclassified certain 2012 year amounts in the Consolidated Statements of Cash Flows to improve the transparency of its cash flows. The Company's 1031 activities in the consolidated statement of cash flows for 2012 were previously presented as non-cash activities, but those activities are now reflected as additional items within cash flows from investing activities. Net cash provided by (used in) operations, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities did not change as a result of the reclassifications.

Revisions of prior period financial statements: In the course of preparing the Company’s financial statements for the year ended December 31, 2014, the Company identified misstatements in certain deferred tax accounts related to prior periods. For the year ended December 31, 2013, income tax expense was understated and net income and comprehensive income attributable to A&B was overstated by $2.6 million, which includes a $1.6 million out-of-period 2013 adjustment to income taxes previously recorded in the first quarter of 2014. The balance sheet impact of the misstatement resulted in an overstatement of non-current deferred taxes and income tax receivable by approximately $0.6 million and $2.0 million, respectively. For the year ended December 31, 2012, income tax expense was understated and net income and comprehensive income attributable to A&B was overstated by $1.7 million. The balance sheet impact of the misstatement resulted in an overstatement of non-current deferred and current deferred taxes by approximately $1.5 million and $0.2 million, respectively. Net investment within the consolidated statement of equity as of January 1, 2012 was overstated by $1.8 million. Accordingly, the Company has corrected the misstatements for the years ended December 31, 2013 and 2012 in the accompanying financial statements. The Company assessed the materiality of these misstatements quantitatively and qualitatively and has concluded that the correction of these errors are immaterial to the consolidated financial statements taken as a whole. The impact of the misstatements had no impact on pre-tax income or cash flows from operating, investing or financing activities.
Rounding: Amounts in the consolidated financial statements and notes thereto are rounded to the nearest tenth of a million, but per-share calculations were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

2.	SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly owned and controlled subsidiaries, after elimination of significant intercompany amounts. Significant investments in businesses, partnerships and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity. In determining whether the Company is the primary beneficiary of a variable interest entity in which it has an interest, the Company is required to make significant judgments with respect to various factors including, but not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, the rights and ability of other investors to participate in decisions affecting the economic performance of the entity, and kick-out rights, among others. Activities that significantly affect the economic performance of the entities in which the Company has an interest include, but are not limited to, establishing and modifying detailed business, development, marketing and sales plans, approving and modifying the project budget, approving design changes and associated overruns, if any, and approving project financing, among others. The Company has not consolidated any variable interest entity in which the Company does not also have voting control because it has determined that it is not the primary beneficiary since decisions to direct the activities that most significantly impact the entity’s performance are shared by the joint venture partners.
The consolidated financial statements include the results of GP/RM, a supplier in the precast concrete industry, and GLP Asphalt, LLC, an importer and distributor of liquid asphalt, which are owned 51 percent and 70 percent, respectively. These entities are consolidated because the Company holds a controlling financial interest through its majority ownership of the voting interests of the entities. The remaining interest in these entities is reported as non-controlling interest in the consolidated financial statements. Profits, losses and cash distributions are allocated in accordance with the respective operating agreements.
Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: (i) asset impairments, including intangible assets and goodwill, (ii) legal and environmental contingencies, (iii) revenue recognition for long-term real estate developments and construction contracts, (iv) pension and postretirement estimates, and (v) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.
Customer Concentration: Grace derives a significant portion of Materials and Construction revenues from a limited customer base. For the year ended December 31, 2014 approximately $37.5 million and $79.6 million of revenue was generated directly and indirectly from projects administered by the City and County of Honolulu and the State of Hawaii, respectively, where Grace served as general contractor or subcontractor. The revenues derived from the City and County of Honolulu and the State of Hawaii for the period from the date of acquisition of October 1, 2013 through December 31, 2013 were $14.3 million and $8.9 million, respectively. Hawaiian Commercial & Sugar Company, a consolidated subsidiary included in the Agribusiness segment, derived approximately $65.5 million, $87.6 million, and $117.5 million of revenue from C&H Sugar Company for the years ended December 31, 2014, 2013, and 2012, respectively.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $3.0 million at December 31, 2014 and are reflected as current liabilities in the consolidated balance sheets. There were no outstanding checks in excess of funds on deposit as of December 31, 2013.
Fair Value of Financial Instruments: The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s debt at December 31, 2014 was $706.0 million and $729.6 million, respectively, and $710.7 million and $723.2 million at December 31, 2013, respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).
Allowance for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition the Company’s customers and their payment history, which are regularly monitored by the Company. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to “Accounts receivable,” for the three years ended December 31, 2014 were as follows (in millions):

	Balance at Beginning of year	Provision for bad debt	Write-offs and Other	Balance at End of Year
2014	$1.3	$0.8	$(0.4)	$1.7
2013	$1.6	$0.1	$(0.4)	$1.3
2012	$1.7	$0.2	$(0.3)	$1.6
Operating Cycle: The Company uses the duration of the construction contracts that range from one year to three years as its operating cycle for purposes of classifying assets and liabilities related to contracts. Accounts receivable and contracts retention collectible after one year related to the Materials and Construction segment are included in current assets in the consolidated balance sheets and amounted to $6.0 million and $5.7 million as of December 31, 2014 and December 31, 2013, respectively. Accounts and contracts payable related to the Materials and Construction segment payable after one year are included in current liabilities in the consolidated balance sheets and amounted to $0.6 million as of both December 31, 2014 and December 31, 2013.
Inventories: Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.
Inventories at December 31, 2014 and 2013 were as follows (in millions):

	2014	2013
Sugar inventories	$23.3	$16.8
Asphalt	21.3	17.9
Processed rock, portland cement, and sand	15.7	12.9
Work in progress	2.8	2.7
Retail merchandise	1.5	1.8
Parts, materials and supplies inventories	17.3	16.0
Total	$81.9	$68.1
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
For development projects, capitalized costs are allocated using the direct method for expenditures that are specifically associated with the unit being sold and the relative-sales-value method for expenditures that benefit the entire project. Capitalized development costs typically include costs related to land acquisition, grading, roads, water and sewage systems, landscaping, capitalized interest, and project amenities. Direct overhead costs incurred after the development project is substantially complete, such as utilities, maintenance and real estate taxes, are charged to selling, general and administrative expense as incurred. All indirect overhead costs are charged to selling, general and administrative costs as incurred.
Capitalized Interest: Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in real estate joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in real estate joint ventures is recorded until the underlying investee commences its principal operations, which is typically when the investee has other-than-ancillary revenue generation. Total interest cost incurred was $31.0 million, $20.8 million and $16.8 million in 2014, 2013 and 2012, respectively. Capitalized interest in 2014, 2013 and 2012 was $1.9 million, $1.8 million and $2.0 million, respectively, and was principally related to the Company's investment in Waihonua and the Company’s Maui Business Park II project.
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets: Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, A&B’s financial condition or its future operating results could be materially impacted.
During the second quarter of 2012, the Company recorded a non-cash impairment charge of $5.1 million related to its Santa Barbara real estate landholdings in California. The impairment of the Santa Barbara landholdings are classified within Operating costs and expenses in the Consolidated Statements of Income. No impairment charges were recorded in 2014 or 2013.
Impairment of Investments: The Company's investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is believed to be other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows that may consider various factors, including sales prices, development costs, market conditions and absorption rates, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results. For example, if current market conditions deteriorate significantly or a joint venture’s plans change materially, impairment charges may be required in future periods, and those charges could be material.
In July 2014, the Company invested $23.8 million in KIUC Renewable Solutions Two LLC (KRS II), an entity that owns and operates a 12-megawatt solar farm in Koloa, Kauai. The investment return from the Company's investment in KRS II is principally composed of federal and state tax benefits. As tax benefits are realized over the life of the investment, the Company recognizes a non-cash reduction to the carrying amount of its investment in KRS II. For the year ended December 31, 2014, the Company recorded a net non-cash reduction of $14.7 million in Other income (expense) in the Consolidated Statements of Income. The Company expects that future reductions to its investment in KRS II will be recognized as tax benefits are realized.
In 2013, the Company entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village (Agreement) with DMB Kukui'ula Village LLC (DMB). Under the Agreement, the Company assumed financial and operational control of Kukui'ula Village LLC (Village) and consolidated the assets and liabilities of Village at fair value, resulting in a $6.3 million write down of its investment in the joint venture.
In 2012, the Company recorded an impairment loss and equity losses totaling $4.7 million related to its joint venture investment in Bakersfield (CA) for a commercial development. The recognition of the impairment loss reduced the carrying amount of the investment to its estimated fair value and reflected the change in the Company’s development strategy to focus on development projects in Hawaii, and therefore, its related decision not to proceed with the development of California real estate assets in the near term. The impairment loss and equity losses of the Company’s investments are classified as Impairment and equity losses related to joint ventures in the Consolidated Statements of Income.
Weakness in particular real estate markets, difficulty in obtaining or renewing project-level financing or development approvals, and changes in the Company’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future.
Intangible Assets: Intangibles are recorded on the consolidated balance sheets as other non-current assets and are related to the acquisition of commercial properties and the acquisition of Grace on October 1, 2013. Intangible assets acquired in 2014 and 2013 were as follows:

	2014		2013
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Amortized intangible assets:
In-place/favorable leases	$2.1	1.8	$51.3	7.2
Permitted quarry rights	—	—	18.0	19.0
Contract backlog	—	—	2.6	2.2
Trade name/customer relationships	—	—	3.1	8.0
Total	$2.1	1.8	$75.0	9.9

Intangible assets for the years ended December 31 included the following (in millions):

	2014		2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Amortized intangible assets:
In-place leases	$61.6	$(25.8)	$59.6	$(18.6)
Favorable leases	16.6	(7.8)	16.6	(6.1)
Permitted quarry rights	18.0	(0.7)	18.0	(0.1)
Contract backlog	2.6	(2.5)	2.6	(1.0)
Trade name/customer relationships	2.2	(0.3)	3.1	—
Total assets	$101.0	$(37.1)	$99.9	$(25.8)
Aggregate intangible asset amortization was $11.2 million, $9.3 million and $3.3 million for 2014, 2013 and 2012, respectively. Estimated amortization expenses related to intangibles over the next five years are as follows (in millions):

Estimated Amortization
2015	$9.0
2016	$6.7
2017	$5.6
2018	$4.8
2019	$4.3
Goodwill: The Company recorded a total of $93.6 million of goodwill in connection with the acquisition of Grace, which occurred on October 1, 2013. Additionally, the Company recorded $9.3 million of goodwill in connection with the consolidation of The Shops at Kukui'ula. The Grace and The Shops at Kukui'ula goodwill is not expected to be deductible for tax purposes. In 2014, the Company finalized its valuation of Grace and, as a result, recorded an additional $3.3 million of goodwill, primarily related to the fair value of liabilities associated with the maintenance and management of former quarry sites. The Company reviews goodwill for impairment at the reporting unit level annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The changes in the carrying amount of goodwill allocated to the Company's reportable segments for the years ended December 31, 2014 and 2013 were as follows (in millions):

	Materials & Construction	Real Estate Leasing	Total
Balance, January 1, 2013	$—	$—	$—
Goodwill acquired during the year	90.3	9.3	99.6
Balance, December 31, 2013	90.3	9.3	99.6
Goodwill increase during the year	3.3	—	3.3
Goodwill allocated to sale of Maui Mall	—	(0.6)	(0.6)
Balance, December 31, 2014	$93.6	$8.7	$102.3
Revenue Recognition: The Company has a wide variety of revenue sources, including real estate sales, commercial property rentals, material sales, paving construction, and the sales of raw sugar and molasses. Before recognizing revenue, the Company assesses the underlying terms of the transaction to ensure that recognition meets the requirements of relevant accounting standards. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.
Real Estate Sales Revenue Recognition: Real Estate Development and Sales revenue represents proceeds from the sale of a variety of real estate development inventory. Real estate development inventory may include industrial lots, residential lots, condominium units, single-family homes and multi-family homes. Sales are recorded when the risks and rewards of ownership have passed to the buyers (generally on closing dates), adequate initial and continuing investments have been received, and collection of remaining balances, if any, is reasonably assured. For certain development projects that have continuing post-closing involvement and for which total revenue and capital costs are reasonably estimable, the Company uses the percentage-of-completion method for revenue recognition. Under this method, the amount of revenue recognized is based on development costs that have been incurred through the reporting period as a percentage of total expected development cost associated with the development project. This generally results in a stabilized gross margin percentage, but requires significant judgment and estimates.
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
Construction Contracts and Related Products Revenue Recognition: Grace generates revenue primarily from material sales and paving contracts. The recognition of revenue is based on the underlying terms of the transaction.
Materials - Revenues from material sales, which include basalt aggregate, liquid asphalt and hot mix asphalt, are recognized when title to the product and risk of loss passes to third parties (generally this occurs when the product is picked up by customers or their agents) and when collection is reasonably assured.
Construction - A majority of paving contracts are performed for Hawaii state, federal and county governments. Unit price contracts, which comprise a significant portion of Grace's paving contracts, require Grace to provide line-item deliverables at fixed unit prices based on approved quantities irrespective of Grace’s actual per unit costs. Earnings on unit price contracts are recognized as quantities are delivered and accepted by the customer. Lump sum contracts require that the total amount of work be performed for a single price irrespective of actual quantities or Grace’s actual costs. Earnings on fixed-price paving contracts are generally recognized using the percentage-of-completion method with progress toward completion measured on the basis of units (tons, cubic yards, square yards, square feet or other units of measure) of work completed as of a specific date to an estimate of the total units of work to be delivered under each contract. Grace uses this method as its management considers units of work completed to be the best available measure of progress on contracts. Contracts in progress are reviewed regularly, and sales and earnings may be adjusted based on revisions to assumption and estimates, including, but not limited to, revisions to job performance, job site conditions, changes to the scope of work, estimated contract costs, progress toward completion, changes in internal and external factors or conditions and final contract settlement. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become evident.
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
Discontinued Operations: In 2014, the Company early adopted the provisions of Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the requirements for reporting discontinued operations under Subtopic 205-20. For periods prior to the adoption of ASU 2014-08, the sales of certain income-producing assets were classified as discontinued operations if the operations and cash flows of the assets clearly could be distinguished from the remaining assets of the Company, if cash flows for the assets had been, or would have been, eliminated from the ongoing operations of the Company, if the Company would not have had a significant continuing involvement in the operations of the assets sold, and if the amount was considered material. Certain assets that are “held-for-sale,” based on the likelihood and intention of selling the property within 12 months, were also treated as discontinued operations. Sales of land not under lease and residential houses and lots were generally considered inventory and were not included in discontinued operations.
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
Earnings Per Share (“EPS”): The following table provides a reconciliation of income from continuing operations to income from continuing operations attributable to A&B (in millions):

	2014	2013	2012
Income from continuing operations	$30.2	$12.5	$6.0
Non-controlling interest	(3.1)	(0.5)	—
Income from continuing operations attributable to A&B	$27.1	$12.0	$6.0
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
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	2014	2013	2012
Denominator for basic EPS - weighted average shares outstanding	48.7	44.4	42.6
Effect of dilutive securities:
Outstanding stock options and restricted stock units	0.6	0.7	0.3
Denominator for diluted EPS - weighted average shares outstanding	49.3	45.1	42.9
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
During the years ended December 31, 2014, 2013 and 2012, there were no anti-dilutive securities outstanding.
On January 26, 2015, the Company granted to employees, 67,087 shares of time-based restricted stock units, and 42,459 shares of performance share units. The time-based restricted stock units vest ratably over three years and 50 percent of the performance share units cliff vest over 2 years and 50 percent cliff vest over 3 years, provided that the minimum level of the 2-year and 3-year performance objectives, respectively, is achieved.
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
The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the Consolidated

Statements of Income or Balance Sheets. The Company records a liability for uncertain tax positions not deemed to meet the more-likely-than-not threshold. The Company did not have material uncertain tax positions as of December 31, 2014 and 2013.
The Company has not recorded a valuation allowance for its deferred tax assets. A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.
The investment return from the Company's investment in KRS II is principally composed of federal and state tax benefits, including tax credits. These tax credits are accounted for using the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. The total KRS II net tax credit benefits that the Company recognized for book purposes in 2014 was approximately $13.7 million.

Comprehensive Income: Comprehensive income includes all changes in equity, except those resulting from transactions with shareholders. Accumulated other comprehensive loss principally includes amortization of deferred pension and postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31 (in millions):

	2014	2013	2012
Unrealized components of benefit plans:
Pension plans	$(43.9)	$(29.3)	$(48.6)
Post-retirement plans	(0.5)	(1.1)	1.4
Non-qualified benefit plans	—	0.3	—
Accumulated other comprehensive loss	$(44.4)	$(30.1)	$(47.2)
Accumulated Other Comprehensive Income: The changes in accumulated other comprehensive income for pension and postretirement plans for the year ended December 31, 2014 were as follows (in millions, net of tax):

	December 31,
	2014	2013
Beginning balance	$(30.1)	$(47.2)
Amounts reclassified from accumulated other comprehensive income, net of tax	(14.3)	17.1
Ending balance	$(44.4)	$(30.1)

The reclassifications of other comprehensive income components out of accumulated other comprehensive income for 2014 and were as follows (in millions):

Details about Accumulated Other Comprehensive Income Components	2014	2013	2012
Actuarial gain (loss)*	$(26.7)	$22.4	$(6.0)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	4.5	7.7	8.0
Prior service credit*	(1.3)	(1.3)	(1.3)
Total before income tax	(23.5)	28.8	0.7
Income taxes	9.2	(11.7)	(0.3)
Other comprehensive income (loss) net of tax	$(14.3)	$17.1	$0.4

*	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

Environmental Costs: Environmental exposures are recorded as a liability and charged to operations when an environmental liability has been incurred and can be reasonably estimated. If the aggregate amount of the liability and the amount and timing of cash payments for the liability are fixed or reliably determinable, the environmental liability is discounted. An environmental liability has been incurred when both of the following conditions have been met: (i) litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and (ii) based on available information, it is probable that the outcome of such litigation, claim, or assessment will be unfavorable. If a range of probable loss is determined, the Company will record the obligation at the low end of the range unless another amount in the range better reflects the expected loss. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as “held-for-sale.” The amounts of capitalized environmental costs were not material at December 31, 2014 or 2013.
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
Impact of Recently Issued Accounting Standards: In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). This update changes the requirements for reporting discontinued operations under Subtopic 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group of components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale. The amendments in ASU 2014-08 improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in the update require additional disclosures about discontinued operations and disclosures related to the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The amendments in ASU 2014-08 are to be applied to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has early adopted the provisions under ASU 2014-08.
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

3. ACQUISITIONS
The Company applies the provisions of the Financial Accounting Standards Board's Accounting Standards Codification Topic 805, Business Combinations (ASC 805) to acquisitions. Under ASC 805, assets acquired and liabilities assumed are recorded at fair value. The excess of the purchase price over the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The fair values of assets acquired and liabilities assumed are determined through the market, income or cost approaches, and the valuation approach is generally based on the specific characteristics of the asset or liability. Under the market approach, value is estimated using information from transactions in which other participants in the market have paid for reasonably similar assets that have been sold within a reasonable period from the valuation date. Adjustments are made to compensate for differences between reasonably similar assets and the item being valued. Under the income approach, the future cash flows expected to be received over the life of the asset, taking into account a variety of factors, such as long-term growth rates and the amount and timing of cash flows, are discounted to present value using a rate of return that accounts for the time value of money and investment risk factors. Under the cost approach, the Company estimates the cost to replace the asset with a new asset taking into consideration a variety of factors such as age, physical condition, functional obsolescence and economic obsolescence. The fair value of liabilities assumed is calculated as the net present value of estimated payments using prevailing market interest rates for liabilities with similar credit risk and terms.
Grace Acquisition
On October 1, 2013, the Company consummated its acquisition of 100 percent of the shares of Grace, a Hawaii-based materials and infrastructure construction company. Pursuant to an Agreement and Plan of Merger (Merger Agreement), by and among A&B, A&B II, LLC (Merger Sub), a Hawaii limited liability company and a wholly owned subsidiary of A&B, Grace Pacific Corporation, a Hawaii corporation (now Grace Pacific LLC, a Hawaii limited liability company and a wholly owned subsidiary of Grace Holdings), Grace Holdings and David C. Hulihee, in his capacity as the shareholders' representative, dated June 6, 2013, Grace Holdings merged with and into Merger Sub, with Merger Sub remaining as the surviving company and a wholly owned subsidiary of A&B (Merger). The results of Grace’s operations subsequent to the acquisition date are included in the Consolidated Statements of Income.
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
The total merger consideration paid to Grace equity holders was approximately $231.6 million, consisting of 5.4 million shares of A&B common stock, valued at $196.3 million, based on the fair value of the Company’s stock price on October 1, 2013, and approximately $35.3 million in cash. Additionally, approximately $67.6 million of net debt was assumed by A&B in the Merger. Pursuant to the Merger Agreement, the aggregate number of shares of A&B common stock issued in the Merger was determined by dividing $199.75 million, which was 85 percent of the total merger consideration prior to any post-closing adjustments, by $36.7859, which was the volume weighted average of the trading prices of A&B common stock on the New York Stock Exchange for the 20 consecutive trading days ending on the third trading day prior to the closing of the Merger. Of the $35.3 million cash portion of the acquisition price, as of December 31, 2014, approximately $9.3 million (Holdback Amount) remains withheld pro rata from Grace shareholders and retained by A&B to secure any final adjustments to the merger consideration and certain indemnification obligations of Grace shareholders pursuant to the Merger Agreement. These funds will be released by A&B in accordance with the terms set forth in the Merger Agreement. In addition, an amount of cash equal to $1 million of the merger consideration otherwise deliverable to Grace shareholders has been delivered to the shareholders' representative to cover the costs and expenses incurred by him in performing his duties as provided in the Merger Agreement. Any amounts not used, or retained for future use, by the shareholders' representative will be paid to Grace shareholders upon the release of any and all remaining portions of the Holdback Amount.

The allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

	Preliminary Valuation October 1, 2013	Modifications	Final Valuation
Cash consideration	$35.3	$—	$35.3
Common stock issued as consideration	196.3	—	196.3
Fair value of consideration transferred	231.6	—	231.6

Fair value of assets acquired and liabilities assumed
Assets acquired:
Cash and cash equivalents	5.7	—	5.7
Accounts receivable	37.1	—	37.1
Contracts retention	9.6	—	9.6
Costs and estimated earnings in excess of billings on uncompleted contracts	11.7	—	11.7
Inventories	42.0	—	42.0
Property, plant and equipment	148.6	—	148.6
Mineral rights	18.0	—	18.0
Intangible assets	5.8	(1.0)	4.8
All other, net	10.4	0.9	11.3
Total assets acquired	288.9	(0.1)	288.8

Liabilities assumed:
Accounts payable and accrued liabilities	26.3	—	26.3
Billings in excess of cost and estimated earnings on uncompleted contracts	7.5	0.6	8.1
Deferred tax liability, long-term	27.1	(0.6)	26.5
Long-term debt, including current portion	72.7	(0.2)	72.5
All other, net	4.9	3.4	8.3
Total liabilities assumed	138.5	3.2	141.7

Non-controlling interest	9.1	—	9.1
Excess of purchase price over net assets acquired	$90.3	$3.3	$93.6
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition primarily reflects the value of the know-how, operating processes and employee base of Grace, and other intangible assets that do not qualify for separate recognition. During 2014, based on new information, the Company recorded an adjustment to the preliminary valuation, resulting in a net increase to goodwill of $3.3 million. The adjustment did not have a significant impact on the Company's consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, was not retrospectively adjusted in the financial statements. The adjustment to goodwill was primarily due to adjustments to the fair value of liabilities related to the maintenance and management of former quarry sites.
The Company incurred $4.6 million of acquisition costs and other related fees (all of which were incurred in 2013), which were recorded in selling, general and administrative costs.

From October 1, 2013 through December 31, 2013, Grace contributed operating revenues of $54.9 million and net earnings of $1.7 million (including earnings attributed to non-controlling interest of $0.5 million), which included deductions of $0.1 million and $1.7 million for operating revenue and net earnings, respectively, related to purchase price allocation adjustments. The unaudited pro forma combined historical results (using audited Grace results for its fiscal years ended September 30, 2013 and 2012), as if Grace had been acquired at the beginning of 2012 are as follows (in millions):

	Year Ended December 31,
	2013	2012
Operating revenue	$539.1	$454.1
Income from continuing operations, after tax	$31.7	$14.8
The 2013 pro forma results excludes $6.9 million of pre-tax transaction-related costs incurred by A&B and Grace and includes amortization of the definite lived intangible assets and depreciation based on estimated fair value and useful lives. The pro forma results are for informational purposes only and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2012, nor are the pro forma results necessarily indicative of future consolidated results.
Kailua Portfolio Acquisition
On December 20, 2013, the Company consummated the purchase of a portfolio of commercial and other properties in Hawaii for $360.7 million, plus assumed debt of $12.0 million, from Castle Family LLC, Castle 1974 LLC, Castle Residuary LLC, Castle Kaopa LLC, and Harold K. L. Castle Foundation (collectively “KR”). The portfolio encompasses 43 grocery- and drug store-anchored shopping centers, light industrial properties and 51 acres ground leased to third-parties and improved with 760,000 square feet of retail and other commercial space, primarily located in the Windward Oahu town of Kailua. The portfolio also includes approximately 585 acres of mostly preservation-zoned land on Oahu. The purchase of the portfolio was funded with approximately $270 million of 1031 and 1033 proceeds from the sales of commercial properties and other non-income generating assets, a $60 million bridge loan, the assumption of $12.0 million in mortgage debt principal, and borrowings under the Company's line of credit for the balance. The portion of the purchase price not initially funded with 1031 and 1033 proceeds was ultimately funded with tax-deferred proceeds from the sale of Maui Mall in January 2014. The acquisition of the portfolio is expected to improve the long-term growth prospects of the Company’s commercial portfolio.
The allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Property, plant and equipment	$367.7
Intangible assets	30.4
Total assets acquired	398.1

Liabilities assumed:
Intangible liabilities	26.0
Liabilities assumed	11.4
Total liabilities assumed	37.4

Net assets acquired	$360.7
The Company incurred $1.1 million of acquisition costs and other related fees in 2013, which were recorded in selling, general and administrative costs.

From the date of acquisition on December 20, 2013 through December 31, 2013, the portfolio contributed net revenues of $0.8 million and net earnings of $0.4 million. The unaudited pro forma combined historical results, as if the portfolio had been acquired at the beginning of 2012 are as follows (in millions):

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
Other Acquisitions
In 2013, A&B completed various acquisitions that included Waianae Mall (January 2013), Napili Plaza (May 2013), Pearl Highlands Center (September 2013) and The Shops at Kukui’ula (September 2013). The acquisitions were funded with $111.1 million of 1031 proceeds, the assumption of $130.9 million of debt and $0.8 million of cash.
The allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Property, plant and equipment	$224.2
Intangible assets	20.9
Goodwill	9.3
Total assets acquired	254.4

Liabilities assumed:
Intangible liabilities	8.3
Liabilities assumed	134.2
Total liabilities assumed	142.5

Net assets acquired	$111.9
The Company incurred $2.1 million of acquisition costs and other related fees, which were recorded in selling, general and administrative costs in 2013.
From the acquisition dates through December 31, 2013, the acquired assets contributed net revenues of $12.4 million and net earnings after tax of $2.1 million. The unaudited pro forma combined historical results have been omitted because after making every reasonable effort, the properties' complete historical information is impracticable to obtain.

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

	2014	2013	2012
Vessel management services expenses	$—	$—	$(2.0)
Lease income from affiliate	—	—	2.1
Equipment and repair services income and other	—	—	1.4
Related party revenue, net	$—	$—	$1.5
Contributions. Holdings, a prior affiliate, made contributions to the Company, net of distributions from the Company, totaling $154.5 million for the year ended December 31, 2012. Distributions to Holdings represent dividends paid by the Company to shareholders of Holdings and contributions from Holdings consist of dividends and capital contributions received from a subsidiary of Holdings.
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are also members in entities in which the Company is also a member. Revenues earned from transactions with affiliates totaled approximately $23.9 million and $7.9 million for the year ended December 31, 2014 and the period from October 1, 2013 to December 31, 2013, respectively. Receivables from these affiliates were $3.0 million and $3.3 million at December 31, 2014 and 2013, respectively. Amounts due to these affiliates were not material at December 31, 2014 and 2013. Grace also enters into contracts in the ordinary course of business, as a subcontractor, supplier, and customer with various entities owned by a management employee who is also a stockholder and director. Revenues earned by the Company, receivables and purchases from the related entity for 2014 and 2013 were not material.

5.	DISCONTINUED OPERATIONS
The Company regularly evaluates and may sell selected properties from its portfolio when it believes the value of an asset has been maximized and the full fair market value for the asset can be realized.
During 2014, the sale of Maui Mall, a retail property in Hawaii, was classified as discontinued operations.
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

The revenue, operating profit, income tax expense and after-tax effects of these transactions for 2014, 2013 and 2012 were as follows (in millions):

	2014	2013	2012
Proceeds from the sale of income-producing properties	$70.1	$337.6	$8.9
Real Estate Leasing revenue	$0.3	$31.6	$36.4

Gain on sale of income-producing properties, net	$55.9	$22.1	$4.0
Real Estate Leasing operating profit	0.3	14.6	17.1
Total operating profit before taxes	56.2	36.7	21.1
Income tax expense	21.9	14.4	8.3
Income from discontinued operations	$34.3	$22.3	$12.8
Basic Earnings Per Share	$0.70	$0.50	$0.30
Diluted Earnings Per Share	$0.70	$0.50	$0.30

6.	INVESTMENTS IN AFFILIATES
At December 31, 2014 and 2013, investments consisted principally of equity in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The amount of the Company’s investment at December 31, 2014 that represents undistributed earnings of investments in affiliates was approximately $1.9 million. Dividends and distributions from unconsolidated affiliates totaled $17.9 million in 2014, $6.6 million in 2013 and $2.9 million for 2012. The Company’s investments in affiliates totaled $418.6 million and $341.4 million as of December 31, 2014 and 2013, respectively.
Operating results include the Company’s proportionate share of net income from its equity method investments. A summary of financial information for the Company’s equity method investments at December 31 is as follows (in millions):

	2014	2013
Current assets	$52.7	$43.5
Non-current assets	935.6	673.2
Total assets	$988.3	$716.7

Current liabilities	$53.0	$44.2
Non-current liabilities	245.9	107.9
Total liabilities	$298.9	$152.1

	Year Ended December 31,
	2014	2013	2012
Operating revenue	$71.0	$37.8	$29.8
Operating costs and expenses	65.9	31.1	32.5
Operating (loss) income	$5.1	$6.7	$(2.7)
Income (loss) from continuing operations*	$5.0	$6.8	$(11.5)
Net income (loss)	$5.0	$6.8	$(11.5)
* Includes earnings from equity method investments held by the investee.
Significant joint ventures at December 31, 2014, included the following:
In 2002, the Company entered into a joint venture with DMB Communities II, an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities (“DMB”), for the development of Kukui’ula, a master planned resort residential community located in Poipu, Kauai, planned for up to 1,500 high-end residential units. The carrying value of the Company's investment in Kukui'ula, which includes capital contributed by A&B to the joint venture, the value of land initially contributed, net of joint venture earnings and losses, was $267.8 million as of December 31, 2014. The total capital contributed to-date to the joint venture by the Company was approximately 59 percent as of December 31, 2014. Due to the joint venture’s obligation to complete improvements and amenities, the joint venture uses the percentage-of-completion method for revenue recognition. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment using the equity method. Due to the complex nature of cash distributions to the members, net income of the joint venture is allocated to the members, including the Company, using the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the net assets of the venture, excluding capital contributions and distributions made during the period.
In 2010, A&B acquired fully-entitled land near the Ala Moana Center in Honolulu for the development of Waihonua, a 340-saleable unit residential high-rise condominium. In 2012, the Company formed a joint venture and contributed the land, pre-development assets and cash. The Company also secured capital partners that provided the remainder of the $65.0 million in total equity required for the project and the joint venture secured construction financing. In connection with the project, the Company provided a limited guaranty to the construction lender of the lesser of $20 million or the outstanding loan balance. The Company's exposure to loss is limited to its equity investment and the outstanding balance on the loan, up to $20 million. Construction was completed in November 2014, and 12 units closed in December 2014. The remaining 328 units closed in January 2015 and the construction loan was paid off. The Company's investment at December 31, 2014 and 2013 was $35.6 million and $33.4 million, respectively. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment under the equity method.
In July 2014, the Company invested $23.8 million in KRS II, an entity that owns and operates a 12-megawatt solar farm in Koloa, Kauai. The Company does not have a controlling financial interest in KRS II, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment under the equity method. The investment return from the Company's investment in KRS II is principally composed of federal and state tax benefits. As tax benefits are realized over the life of the investment, the Company recognizes a non-cash reduction to the carrying amount of its investment in KRS II. Due to the complex nature of cash distributions, net income of the joint venture is allocated to the Company using the HLBV method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the net assets of the venture, excluding capital contributions and distributions made during the period. For the year ended December 31, 2014, the Company recorded a net, non-cash reduction of $14.7 million in Other income (expense) in the Consolidated Statements of Income. The Company's investment balance at December 31, 2014 was $8.4 million. The Company expects that future reductions to its investment in KRS II will be recognized as tax benefits are realized. In connection with the KRS II investment, the Company provided a limited indemnity to Kauai Island Utility Cooperative ("KIUC") that indemnifies KIUC for payments up to $6.0 million made by KIUC under a KIUC guaranty to the lender that provided KRS II's project financing. KIUC is an equity partner and managing member of KRS II, project sponsor and customer for the output of the KRS II facility. The fair value of the Company's indemnity was not material.
In October 2014, the Company contributed land, pre-paid development assets and cash to The Collection LLC, a joint venture formed to develop a 464-unit high-rise residential condominium project on Oahu, consisting of a 396-unit high-rise condominium tower, 14 three-bedroom townhomes, and a 54-unit mid-rise building. In addition to the Company's initial contribution, the Company also secured equity partners that will contribute an additional $16.8 million in cash. The Company's total agreed upon contribution, which includes the land and pre-paid development assets already contributed, is $50.3 million. In connection with the project, the Company provided a limited guaranty to the construction lender for the project at the lesser of $30 million or the outstanding loan balance. The Company's exposure to loss is limited to its total equity investment and the outstanding balance on the loan, up to $30 million. The fair value of the Company's guaranty was not material. The Company's investment at December 31, 2014 was $45.9 million. The Company accounts for its investment under the equity method.
The Company also has investments in various other joint ventures that operate or develop real estate and joint ventures that engage in materials and construction-related activities and renewable energy. The Company does not have a controlling financial interest, but has the ability to exercise significant influence over the operating and financial policies of these joint ventures and, accordingly, accounts for its investments in these ventures using the equity method of accounting.
On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of the Company and member of Kukui'ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB"), a Delaware limited liability company, as a member, and KKV Management LLC, a Hawaii limited liability company, as the manager and a member. Village owns and operates The Shops at Kukui'ula, a commercial retail center on the south shore of Kauai. Under the Agreement, KDC assumed control of Village, and accordingly, consolidated Village's assets and liabilities at fair value. Prior to the consolidation of the assets and liabilities of Village on September 24, 2013, the carrying value of the Company's investment in Village was approximately $6.3 million.

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
The fair value of the Company's investment in the The Shops at Kukui'ula joint venture was based on a third party appraisal of the value of The Shops at Kukui'ula, which utilized various techniques, including the sales comparison approach, income capitalization approach, and the cost approach. The Company’s investment in affiliates measured at fair value on a nonrecurring basis was as follows (in millions):

	Total Fair Value Measurement as of Year End	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un-observable Inputs (Level 3)	Total Loss for the Year
Year Ended December 31, 2013
The Shops at Kukui'ula Investment	$—	$—	$—	$6.3	$6.3

Year Ended December 31, 2012
Santa Barbara (CA) landholdings	$5.9	$—	$—	$5.9	$5.1
Bakersfield (CA) joint venture*	7.0	—	—	7.0	4.7
Total	$12.9	$—	$—	$12.9	$9.8
* The Total Loss for the Year includes equity in losses of $3.9 million related to the write down of landholdings owned by the joint venture.
7. UNCOMPLETED CONTRACTS
Information related to uncompleted contracts as of December 31, 2014 and 2013 is as follows:

	2014	2013
Costs incurred on uncompleted contracts	$126.7	$135.8
Estimated earnings	32.8	26.6
Subtotal	159.5	162.4
Less: billings to date	147.2	156.3
Total	$12.3	$6.1

Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$15.9	$10.5
Estimated billings in excess of costs and estimated earnings on uncompleted contracts	(3.6)	(4.4)
Total	$12.3	$6.1

8. PROPERTY
Property on the consolidated balance sheets includes the following (in millions):

	December 31,
	2014	2013
Buildings	$586.7	$560.0
Land	588.5	572.7
Machinery and equipment	236.1	230.9
Asphalt plants	65.5	48.0
Water, power and sewer systems	142.6	138.8
Other property improvements	90.7	90.2
Vessel	7.2	7.2
Subtotal	1,717.3	1,647.8
Accumulated depreciation	(415.6)	(374.1)
Property - net	$1,301.7	$1,273.7
Depreciation expense for the years ended December 31, 2014 and 2013 was $43.9 million and $34.8 million, respectively.

9. NOTES PAYABLE AND LONG-TERM DEBT
At December 31, 2014 and 2013, notes payable and long-term debt consisted of the following (in millions):

	2014	2013
Revolving Credit loans, (2.37% for 2014 and 2.53% for 2013)	$169.8	$112.1
Term Loans:
6.90%, payable through 2020	80.0	85.0
5.55%, payable through 2026	50.0	50.0
5.53%, payable through 2024	37.5	37.5
5.56%, payable through 2026	25.0	25.0
3.90%, payable through 2024	75.0	75.0
4.35%, payable through 2026	25.0	25.0
4.15%, payable through 2024, secured by Pearl Highlands Center (a)	93.6	61.8
2.08%, payable through 2021, secured by Kailua Town Center III (b)	11.2	11.3
2.82%, payable through 2016, secured by The Shops at Kukui'ula (c)	40.5	44.0
2.78%, payable through 2016, secured by Kahala Estate Properties (d)	35.2	42.0
5.39%, payable through 2015, secured by Waianae Mall	19.1	19.9
5.19%, payable through 2019	10.2	11.9
6.38%, payable through 2017, secured by Midstate Hayes	8.3	8.3
1.17%, payable through 2021, secured by asphalt terminal (e)	8.0	8.9
1.85%, payable through 2017	7.9	10.7
3.31%, payable through 2018	6.3	8.0
2.00%, payable through 2018	2.2	2.9
2.65%, payable through 2016	1.2	1.8
5.50%, payable through 2014, secured by Little Cottonwood Center	—	6.1
5.88%, payable through 2014, secured by Midstate 99 Distribution Ctr.	—	3.2
3.05%, payable through 2014, secured by Maui Mall (f)	—	60.0
5.00%, payable through 2014	—	0.3
Total debt	706.0	710.7
Less debt (premium) discount	(0.4)	(1.8)
Total debt (contractual)	705.6	708.9
Less current portion	(74.5)	(105.2)
Add debt premium (discount)	0.4	1.8
Long-term debt	$631.5	$605.5

(a)	On December 1, 2014, the Company refinanced and increased the amount of the loan secured by Pearl Highlands Center.

(b)	Loan has a stated interest rate of LIBOR plus 1.5%, but is swapped through maturity to a 5.95% fixed rate.

(c)	Loan has a stated interest rate of LIBOR plus 2.66%.

(d)	Loan has a stated interest rate of LIBOR plus 2.63%.

(e)	Loan has a stated interest rate of LIBOR plus 1.0%, but is swapped through maturity to a 5.98% fixed rate.

(f)
Loan has a stated interest rate of LIBOR plus 3.00%. The loan was used as temporary financing for the acquisition of the Kailua Portfolio in December 2013. The loan was paid off with reverse 1031 proceeds from Maui Mall on January 6, 2014.

Long-term Debt Maturities: At December 31, 2014, debt maturities during the next five years and thereafter, excluding amortization of debt discount or premium, are $74.5 million in 2015, $94.4 million in 2016 (which includes $61.0 million in balloon payments on secured mortgage debt), $195.6 million in 2017 (which includes $155.0 million of revolving credit loans that mature in 2017), $33.7 million for 2018, $33.0 million in 2019, and $274.4 million thereafter.
Revolving Credit Facilities: The Company has a revolving senior credit facility that provides for an aggregate $350 million, 5-year unsecured commitment ("A&B Senior Credit Facility"), with an uncommitted $100 million increase option. The facility expires in June 2017. The A&B Senior Credit Facility also provides for a $100 million sub-limit for the issuance of standby and commercial letters of credit and an $80 million sub-limit for swing line loans. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin based on a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) pricing grid. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio, and limitations on priority debt. At December 31, 2014, $156.1 million was outstanding, $12.2 million in letters of credit had been issued against the facilities, and $181.7 million was undrawn.
The Company has a replenishing 3-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $300 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the revolving senior credit facilities. The ability to draw additional amounts under the Prudential facility expires in June 2015 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2014, approximately $7.5 million was available under the facility.
At December 31, 2014, the Company had, at one of its subsidiaries, a $30.0 million line of credit that matures in February 2015. The line was extended and reduced from $40 million in August 2014. Approximately $13.7 million was outstanding on the $30.0 million line of credit. The credit line is collateralized by the subsidiary's accounts receivable, inventory and equipment. The Company and the non-controlling interest holders are guarantors, on a several basis, for their pro rata shares (based on membership interests) of borrowings under the line of credit.
The undrawn amount under all revolving credit and term facilities as of December 31, 2014 totaled $205.5 million, and includes $16.3 million of capacity that may only be used for asphalt purchases.
Real Estate Secured Term Debt: On December 18, 2013, the Company entered into a short-term facility ("Bridge Loan"), by and among A&B LLC, Bank of America, N.A., and other lenders party thereto, to finance a portion of the Company's $372.7 million purchase of the Kailua Portfolio. On December 20, 2013, the Company consummated the acquisition and borrowed $60.0 million under the Bridge Loan, which bore interest at LIBOR plus 3 percent. The Bridge Loan was paid off on January 6, 2014 with reverse 1031 proceeds from the disposition of Maui Mall. Additionally, in connection with the acquisition of the Kailua Portfolio, the Company assumed a $12.0 million mortgage note, which matures in September 2021, and an interest rate swap that effectively converts the floating rate debt to a fixed rate of 5.95 percent.
On December 16, 2013, Estates of Kahala LLC, a wholly owned subsidiary of the Company, entered into a non-recourse loan agreement ("Loan Agreement") and promissory note ("Note") with First Hawaiian Bank ("Lender"). The $42.0 million loan is secured by 15 residential lots on Kahala Avenue on Oahu, three parcels in Windward Oahu and an agricultural parcel on Maui. The Loan Agreement and Note require principal payments equal to 70 percent of the net sales proceeds from the sale of any of the secured properties. To the extent cumulative principal payments are less than $18.0 million after 18 months, the Company is required to make an additional principal payment, such that the remaining principal balance of the loan is less than or equal to $24.0 million. The loan bears interest at LIBOR plus 2.625 percent, matures on December 16, 2016, is prepayable without penalty, and provides for a 1-year extension option, provided certain conditions are met. The loan also requires that the Company maintain a loan to value ratio below 65 percent for the properties secured. At December 31, 2014, the balance of the loan was $35.2 million.
On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of A&B and a 50 percent member of Kukui'ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB)", a Delaware limited liability company, as a member, and KKV Management LLC, a Hawaii limited liability company, as the manager and a member. Village owns and operates The Shops at Kukui'ula, a commercial retail center on the south shore of Kauai. Under the Agreement KDC assumed control of Village. Accordingly, A&B consolidated Village's assets and liabilities at fair value, which included secured loans totaling approximately $51.2 million. The first loan, totaling $41.8 million ("Real Estate Loan"), was secured by The Shops at Kukui'ula and 45 acres owned by Kukui'ula Development Company (Hawaii), LLC ("Kukui'ula"), in which KDC is a member. The second loan, totaling $9.4 million, ("Term Loan") was secured by a letter of credit. The Real Estate Loan and Term Loan were scheduled to mature on September 28, 2013. On September 25, 2013, Village entered into an agreement to extend the maturities of the loans to November 5, 2013, in order to finalize refinancing negotiations with the lender. In connection with the loan extensions, Village made a $5 million principal payment on the Real Estate Loan. On November 5, 2013, the Company refinanced the remaining $44.0 million of secured loans related to The Shops at Kukui'ula with new 3-year term loans. The first loan, totaling $34.6 million, is secured by The Shops at Kukui'ula, 45 acres owned by Kukui'ula, in which KDC is a member, and an A&B guaranty. The loan bears interest at LIBOR plus 2.85 percent and requires principal amortization of $0.9 million per quarter. The second loan, totaling $9.4 million, is interest only, secured by a letter of credit, and bears interest at LIBOR plus 2.0 percent. The first loan contains guarantor covenants that substantially mirror the covenants in A&B's $350 million revolving credit agreement. At December 31, 2014, the balances of the Real Estate Loan and Term Loan were $31.1 million and $9.4 million, respectively.
On September 17, 2013, the Company closed the purchase of Pearl Highlands Center, a 415,400-square-foot, fee simple retail center in Pearl City, Oahu (the “Property”), for $82.2 million in cash and the assumption of a $59.3 million mortgage loan (the “Pearl Loan”), pursuant to the terms of the Real Estate Purchase and Sale Agreement, dated April 9, 2013, between PHSC Holdings, LLC and A&B Properties. On December 1, 2014, the Company refinanced and increased the amount of the loan secured by the Property. The new loan ("Refinanced Loan") was increased to $92.0 million and bears interest at 4.15 percent. The Refinanced Loan matures in December 2024, and requires monthly principal and interest payments of approximately $0.4 million. A final principal payment of approximately $73.0 million is due on December 8, 2024. The Refinanced Loan is secured by the Property under a Mortgage and Security Agreement between the Company and The Northwestern Mutual Life Insurance Company.
On January 22, 2013, A&B completed the purchase of Waianae Mall, a 170,300-square-foot, 10-building retail center in Leeward Oahu, for $10.1 million in cash and the assumption of a $19.7 million loan (the “Loan”). The Promissory Note for the Loan is secured by a Mortgage, Assignment of Leases and Rents and Security Agreement, bears interest at 5.39 percent, and requires monthly payments of principal and interest totaling $0.1 million. A final balloon payment of $18.5 million is due on October 5, 2015. In connection with the loan assumption, the Company has also provided a limited guaranty for the payment of all obligations under the Loan. The guaranty is limited to 10 percent of the outstanding principal balance of the Loan upon the occurrence of an event of default, plus any cost incurred by the lender.
The approximate book values of assets used in the Real Estate segments pledged as collateral under the foregoing credit agreements at December 31, 2014 was $295.2 million. The approximate book values of assets used in the Materials and Construction segment pledged as collateral under the foregoing credit agreements at December 31, 2014 was $40.2 million. There were no assets used in the Agribusiness segment that were pledged as collateral.
10. LEASES—THE COMPANY AS LESSEE
Principal non-cancelable operating leases include land, office space, harbors and equipment leased for periods that expire through 2043. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $6.7 million, $4.5 million and $3.5 million for 2014, 2013 and 2012, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis.
Future minimum payments under non-cancelable operating leases were as follows (in millions):

Years Ending December 31,	Minimum Lease Payments
2015	$5.6
2016	5.4
2017	5.4
2018	4.7
2019	3.9
Thereafter	20.1
Total	$45.1
11. LEASES—THE COMPANY AS LESSOR
The Company leases to third-parties land and buildings under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2014 and 2013 were as follows (in millions):

	2014	2013
Leased property - real estate	$1,149.9	$1,100.0
Less accumulated depreciation	(118.5)	(99.5)
Property under operating leases - net	$1,031.4	$1,000.5

Total rental income, excluding tenant reimbursements (which totaled $28.8 million, $24.1 million and $21.5 million for the years ended December 31, 2014, 2013 and 2012, respectively), under these operating leases was as follows (in millions):

Years Ending December 31,	2014	2013	2012
Minimum rentals	$89.8	$80.5	$74.3
Contingent rentals (based on sales volume)	4.7	3.0	2.8
Total	$94.5	$83.5	$77.1
Future minimum rentals on non-cancelable leases at December 31, 2014 were as follows (in millions):

Operating Leases
2015	$85.9
2016	76.1
2017	64.2
2018	52.5
2019	44.9
Thereafter	307.9
Total	$631.5
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
Plan Administration, Investments and Asset Allocations: The Company has an Investment Committee that is responsible for the investment and management of the pension plan assets. In 2013, the Company changed its pension plan investment and management approach to a liability driven investment strategy, which seeks to increase the correlation of the pension plan assets and liabilities to reduce the volatility of the plan's funded status, and over time, improve the funded status of the plan. The adoption of this strategy has resulted in an asset allocation that is weighted more toward fixed income investments, which reduces investment volatility, but also reduces investment returns over time. In connection with the adoption of a liability driven investment strategy, the Company appointed an investment adviser that directs investments and selects investment options, based on guidelines established by the Investment Committee.
The Company’s investment strategy for its pension plan assets is to achieve a diversified mix of investments that balances long-term growth with an acceptable level of risk. The mix of assets includes a fixed income allocation that increases as the plan's funded status improves. The Company’s weighted-average asset allocations at December 31, 2014 and 2013, and 2014 year-end target allocation, by asset category, were as follows:

	Target	2014	2013
Domestic equity securities	28%	32%	29%
International equity securities	15%	15%	16%
Debt securities	46%	44%	44%
Alternatives and other	11%	6%	8%
Cash	—%	3%	3%
Total	100%	100%	100%
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
The expected return on plan assets assumption (7.10 percent for 2014) is principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability driven investment strategy, and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans with similar asset mixes. For the year ended December 31, 2014, the return on plan assets was 8.12 percent. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.
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
Real Estate, Private Equity, Managed Futures and Insurance Contract Interests: The fair value of real estate fund investments, private equity and insurance contract interests are determined by the issuer based on the unit values of the funds. Unit values are determined by dividing the fund’s net assets by the number of units outstanding at the valuation date. Fair value for underlying investments in real estate is determined through a combination of independent property appraisals and market, income and cost valuation approaches. Fair value of underlying investments in private equity assets is determined based on one or more valuation techniques, such as the market or income valuation approach, utilizing information provided by the general partner and taking into consideration the purchase price of the underlying securities, developments concerning the investee company subsequent to the acquisition of the investment, financial data and projections of the investee company provided to the general partner, illiquidity and non-transferability, and such other factors as the general partner deems relevant. The fair value of managed futures fund investments is determined by the issuer based on the unit values of the fund. Unit values are determined by dividing the fund’s net assets by the number of units outstanding at the valuation date. Fair value of the underlying investments in the managed futures fund is determined through quoted market prices. Insurance contract interests consist of investments in group annuity contracts, which are valued based on the present value of expected future payments.

The fair values of the Company’s pension plan assets at December 31, 2014 and 2013, by asset category, are as follows (in millions):

	Fair Value Measurements as of
	December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$3.5	$3.5	$—	$—
Equity securities:
Domestic	18.2	18.2	—	—
Domestic exchange-traded funds	33.0	33.0	—	—
International	9.8	9.7	0.1	—
International and emerging markets exchange-traded funds	14.9	14.9	—	—
Fixed income securities:
U.S. Treasury obligations	24.7	24.7	—	—
Domestic corporate bonds and notes	40.9	—	40.9	—
Foreign corporate bonds	5.4	—	5.4	—
Other types of investments:
Limited partnership interest in private equity fund	0.3	—	—	0.3
Exchange-traded global real estate fund	5.1	5.1	—	—
Insurance contracts	1.4	—	—	1.4
Exchange-traded commodity fund	2.8	2.8	—	—
Other receivables	0.8	0.8	—	—
Total	$160.8	$112.7	$46.4	$1.7

	Fair Value Measurements as of
	December 31, 2013
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$5.2	$5.2	$—	$—
Equity securities:
Domestic	44.8	44.8	—	—
International	24.4	24.4	—	—
Fixed income securities:
Exchange traded funds - U.S. Treasuries	16.3	16.3	—	—
Exchange traded funds - Investment grade U.S. corporate bonds	45.0	45.0	—	—
Limited partnership investment in high-yield U.S. corporate bonds	6.4	—	—	6.4
Other types of investments:
Real estate partnership interests	7.5	—	—	7.5
Limited partnership interest in private equity fund	0.3	—	—	0.3
Exchange-traded commodity fund	2.5	2.5	—	—
Insurance contracts	1.0	—	—	1.0
Total	$153.4	$138.2	$—	$15.2
The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real Estate	Private Equity	Insurance	Limited Partnership	Total
Beginning balance, January 1, 2013	$7.8	$0.7	$0.9	$—	$9.4
Actual return on plan assets:
Assets held at the reporting date	1.1	(0.2)	0.1	0.3	1.3
Assets sold during the period	0.3	0.1	—	—	0.4
Purchases, sales and settlements	(1.7)	(0.3)	—	6.1	4.1
Ending balance, December 31, 2013	7.5	0.3	1.0	6.4	15.2
Actual return on plan assets:
Assets held at the reporting date	—	—	0.4	—	0.4
Assets sold during the period	—	—	—	—	—
Purchases, sales and settlements	(7.5)	—	—	(6.4)	(13.9)
Ending balance, December 31, 2014	$—	$0.3	$1.4	$—	$1.7
Contributions are determined annually for each plan by the Company’s pension Administrative Committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006 (the “Act”), and the maximum deductible contribution allowed for tax purposes. In 2014, 2013 and 2012, the Company contributed approximately $5.7 million, $0.1 million, and $2.6 million, respectively, to its defined benefit pension plans. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service.
In 2007, the Company changed the traditional defined benefit pension plan formula for new non-bargaining unit employees hired after January 1, 2008 and, replaced it with a cash balance defined benefit pension plan formula. Subsequently, effective January 1, 2012, the Company changed the benefits under its traditional defined benefit plans for non-bargaining unit employees hired before January 1, 2008 and, replaced the benefit with the same cash balance defined benefit pension plan formula provided to those employees hired after January 1, 2008. Retirement benefits under the cash balance pension plan formula are based on a fixed percentage of employee eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the 10-year U.S. Treasury rate.
Benefit Plan Assets and Obligations: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2014 and 2013 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$175.4	$189.7	$12.9	$10.9
Service cost	2.6	2.6	0.1	0.1
Interest cost	8.3	7.6	0.6	0.4
Plan participants’ contributions	—	—	0.8	0.9
Actuarial (gain) loss	29.7	(13.2)	(0.7)	3.0
Benefits paid	(11.6)	(11.1)	(1.7)	(1.8)
Special or contractual termination benefits	—	—	—	—
Curtailment	—	(0.2)	—	(0.6)
Benefit obligation at end of year	$204.4	$175.4	$12.0	$12.9
Change in Plan Assets
Fair value of plan assets at beginning of year	153.4	142.3	—	—
Actual return on plan assets	13.3	22.1	—	—
Employer contributions	5.7	0.1	—	—
Benefits paid	(11.6)	(11.1)	—	—
Fair value of plan assets at end of year	$160.8	$153.4	$—	$—

Funded Status and Recognized Liability	$(43.6)	$(22.0)	$(12.0)	$(12.9)
The accumulated benefit obligation for the Company’s qualified pension plans was $203.2 million and $173.6 million as of December 31, 2014 and 2013, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2014 and 2013 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2014	2013	2014	2013
Non-current assets	$—	$3.3	$—	$—
Current liabilities	—	—	(0.8)	(0.9)
Non-current liabilities	(43.6)	(25.3)	(11.2)	(12.0)
Total	$(43.6)	$(22.0)	$(12.0)	$(12.9)

Net loss (net of taxes)	$47.3	$33.2	$0.5	$1.1
Unrecognized prior service credit (net of taxes)	(3.4)	(3.9)	—	—
Total	$43.9	$29.3	$0.5	$1.1

The accumulated and projected benefit obligations increased from 2013 primarily due to a 90-basis-point decrease in the discount rate and the adoption of a change in mortality assumptions that generally reflects increased longevity for plan participants. The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2014 and 2013 is shown below (in millions):

	2014	2013
Projected benefit obligation	$204.4	$167.7
Accumulated benefit obligation	$203.2	$166.0
Fair value of plan assets	$160.8	$142.4
The estimated prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 is $0.8 million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2015 is $6.7 million. The estimated net loss for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2015 is $0.2 million. The estimated prior service cost for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2015 is negligible.
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
Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2014, 2013, and 2012, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$2.6	$2.6	$2.4	$0.1	$0.1	$0.1
Interest cost	8.3	7.6	8.2	0.6	0.4	0.5
Expected return on plan assets	(10.7)	(10.9)	(10.5)	—	—	—
Amortization of net loss	4.0	7.7	7.9	0.3	(0.2)	(0.2)
Amortization of prior service cost	(0.8)	(0.8)	(0.8)	—	—	—
Curtailment gain	—	—	—	—	(0.5)	—
Recognition of loss on special termination benefit	—	—	0.1	—	—	—
Net periodic benefit cost	3.4	6.2	7.3	1.0	(0.2)	0.4

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$27.1	$(24.7)	$7.0	$(0.6)	$3.0	$(0.4)
Amortization of unrecognized gain (loss)	(4.0)	(7.7)	(7.9)	(0.3)	0.2	0.3
Amortization of prior service cost	0.8	0.8	0.8	—	—	—
Total recognized in other comprehensive income	23.9	(31.6)	(0.1)	(0.9)	3.2	(0.1)
Total recognized in net periodic benefit cost and other comprehensive income	$27.3	$(25.4)	$7.2	$0.1	$3.0	$0.3

The weighted average assumptions used to determine benefit information during 2014, 2013 and 2012 were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted Average Assumptions:
Discount rate	4.00%	4.90%	4.10%	4.10%	4.90%	4.10%
Expected return on plan assets	7.10%	8.00%	8.25%	—%	—%	—%
Rate of compensation increase	0.5%-3%	3.00%	3.00%	3.00%	3.00%	3.00%
Initial health care cost trend rate				7.30%	7.50%	8.00%
Ultimate rate				4.50%	4.50%	4.50%
Year ultimate rate is reached				2028	2028	2020
If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2014, 2013 and 2012 and the net periodic post-retirement benefit cost for 2014, 2013 and 2012, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2014	2013	2012	2014	2013	2012
Effect on total of service and interest cost components	$0.1	$—	$—	$(0.1)	$—	$—
Effect on post-retirement benefit obligation	$1.1	$1.2	$0.6	$(0.9)	$(1.0)	$(0.5)
Non-qualified Benefit Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax regulations. The obligations relating to these plans totaled $7.1 million at December 31, 2014. A 3.1 percent discount rate was used to determine the 2014 obligation. The expense associated with the non-qualified plans was $0.1 million in 2014, $0.1 million in 2013, and $0.9 million in 2012. As of December 31, 2014, the amount recognized in accumulated other comprehensive income for unrecognized loss, net of tax, was approximately $1.8 million, and the amount recognized as unrecognized prior service credit, net of tax, was ($1.8) million. The estimated net loss and prior service (credit), net of tax, that will be recognized in net periodic pension cost in 2014 is ($0.2) million.
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	Pension	Non-qualified	Post-retirement
Year	Benefits	Plan Benefits	Benefits
2015	$10.9	$0.7	$0.9
2016	$11.2	$3.6	$0.9
2017	$11.4	$0.1	$0.8
2018	$11.6	$1.0	$0.8
2019	$11.8	$0.1	$0.8
2020-2024	$62.5	$0.7	$3.4
Current liabilities of approximately $1.6 million, related to non-qualified plan and post-retirement benefits, are classified as accrued and other liabilities in the consolidated balance sheet as of December 31, 2014.

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

The Company's participation in these plans for the year ended December 31, 2014, is outlined in the table below. The "EIN Pension Plan Number" column provides the Employee Identification Number (EIN) and the 3-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available in 2014 is for the plan's year-end as of December 31, 2013, for the Pension Trust Fund for Operating Engineers Pension Plan and Laborer's National (Industrial) Pension Fund. The zone status available for 2014 for the Hawaii Laborers Trust Funds is for the plan year-end as of February 28, 2014. GP Roadway Solutions, Inc. and GP/RM Prestress, LLC have separate contracts and different expiration dates with the Hawaii Laborers Trust Fund. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans that are less than 65 percent funded are "red zone" plans in need of reorganization; plans between 65 percent and 80 percent funded or that have an accumulated funding deficiency or are expected to have a deficiency in any of the next six years are "yellow zone" plans; plans that meet both of the "yellow zone" criteria are "orange zone" plans; and if the plan is funded more than 80 percent, it is a "green zone" plan. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.
There were no plans where the Company contributed more than 5 percent of the total contributions.

		Pension Protection Act Zone Status	FIP/RP Status	Contribution by Entity	Contribution by Entity	Surcharge Imposed	Expiration Date	Current Plan Year End
	EIN Plan No.	2014 and 2013	Pending/Implemented	Jan. 1 - Dec. 31, 2014	Oct. 1 - Dec. 31, 2013
Fund
Operating Engineers	94-6090764; 001	Red	Yes	$4.3	$1.0	No	9/2/19*	12/31/14
Laborers National	52-6074345; 001	Red	Yes	0.1	—	No	8/31/15	12/31/14
Hawaii Laborers	99-6012128; 001	Green	No	0.5	0.1	No	8/31/15	2/28/14
Hawaii Laborers	99-6012128; 001	Green	No	0.1	—	No	9/30/19	2/28/14
				$5.0	$1.1
* The Company has reached an agreement in principle with the IUOE, which contemplates a contractual expiration date on September 2, 2019.
Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Internal Revenue Code and provides matching contributions of up to 3 percent of eligible employee compensation. The Company’s matching contributions expensed under these plans totaled $0.7 million in each of the years ended December 31, 2014 and 2013. The Company also maintains profit sharing plans, and if a minimum threshold of Company performance is achieved, provides contributions of 1 to 5 percent, depending upon Company performance above the minimum threshold. In 2014 and 2013, the profit sharing contribution expense was $0.6 million and $0.9 million, respectively. There was no profit sharing contribution expense recorded in 2012 for these plans.
Grace 401(k) Plans: The Company allows for discretionary non-elective employer contributions up to the sum of 10 percent of each eligible employee's compensation for the 12 months in the plan year, subject to certain limitations. Management incentives and/or profit sharing bonuses can be deferred to the employee's 401(k) account, but will be subject to the IRS' annual limit on employee elective deferrals. For the year ended December 31, 2014, Grace recognized discretionary employer contributions and profit sharing expense of approximately $1.8 million.
13. INCOME TAXES
The income tax expense on income from continuing operations for each of the three years in the period ended December 31, 2014 consisted of the following (in millions):

	2014	2013	2012
Current:
Federal	$11.2	$17.1	$4.3
State	2.8	2.1	0.8
Current	14.0	19.2	5.1
Deferred:
Federal	(7.8)	(5.7)	(9.0)
State	(7.6)	(2.4)	(2.0)
Deferred	(15.4)	(8.1)	(11.0)
Total continuing operations tax expense (benefit)	$(1.4)	$11.1	$(5.9)
Income tax expense for 2014, 2013 and 2012 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2014	2013	2012
Computed federal income tax expense	$10.1	$8.3	$—
State income taxes	(4.1)	1.0	(0.3)
Non-deductible transaction costs	—	1.6	1.7
Charitable contribution	—	(0.2)	(3.5)
Federal solar tax credits	(11.3)	—	(2.9)
Other—net	3.9	0.4	(0.9)
Income tax expense (benefit)	$(1.4)	$11.1	$(5.9)
The effective income tax rate for the year ended December 31, 2014 was lower than the statutory rate due primarily to federal and state tax credits related to the Company's investment in KRS II.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2014	2013
Deferred tax assets:
Benefit plans	$30.7	$21.1
Capitalized costs	21.9	24.1
Charitable contribution	—	1.5
Joint ventures and other investments	19.0	13.0
Impairment and amortization	6.7	0.5
Insurance and other reserves	4.2	6.7
Solar credit*	4.9	3.5
Other	9.8	5.4
Total deferred tax assets	97.2	75.8

Deferred tax liabilities:
Tax-deferred gains on real estate transactions	252.5	225.4
Basis differences for property and equipment	19.3	23.4
Straight-line rental income and advanced rent	8.4	7.2
Other	2.7	5.2
Total deferred tax liabilities	282.9	261.2

Net deferred tax liability	$185.7	$185.4
* The Company's recent solar investment made in 2014 resulted in approximately $3.7 million of state solar tax credit carryforwards as of December 31, 2014, which is included above, and under state law do not expire and may be carried forward indefinitely.
The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. The net tax benefits from share-based transactions were $1.3 million and $1.6 million for 2014 and 2013, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to equity in the Consolidated Statements of Equity.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2012	$2.5
Additions for tax positions of prior years	—
Additions for tax positions of current year	—
Reductions for tax positions of prior years	(2.5)
Reductions for lapse of statute of limitations	—
Balance at December 31, 2012	—
Additions for tax positions of prior years	—
Additions for tax positions of current year	—
Reductions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at December 31, 2013	—
Additions for tax positions of prior years	—
Additions for tax positions of current year	—
Reductions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at December 31, 2014	$—

The Company is included in the consolidated tax return of Matson, Inc. (formerly "Alexander & Baldwin Holding, Inc.") for results occurring prior to June 30, 2012. Subsequent to June 30, 2012, the Company began reporting as a separate taxpayer. The current and deferred income tax expense recorded in the short period ended June 30, 2012 has been determined by applying the provisions of ASC 740 as if the Company were a separate taxpayer.
Upon Separation, the Company’s unrecognized tax benefits were reflected on Matson Inc.’s (“Matson”) financial statements because Matson is considered the successor parent to the former Alexander & Baldwin, Inc. affiliated tax group. In connection with the Separation, the Company entered into a Tax Sharing Agreement with Matson. As of December 31, 2014, there were no amounts recognized as a liability for the indemnity to Matson in the event the Company’s pre-Separation unrecognized tax benefits are not realized. As of December 31, 2014, the Company has not identified any material unrecognized tax positions.
On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Application of these provisions will require the Company to file a tax accounting method change with the IRS and record a cumulative adjustment.
In July 2014, the Company invested $23.8 million in KRS II, an entity that owns and operates a 12-megawatt solar farm in Koloa, Kauai. The Company accounts for its investment in KRS II under the equity method. The investment return from the Company's investment in KRS II is principally composed of federal and state tax benefits, including tax credits. These tax credits are accounted for using the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. The total KRS II net tax benefits that the Company recognized for book purposes in 2014 was approximately $13.7 million. As tax benefits are realized over the life of the investment, the Company recognizes a non-cash reduction to the carrying amount of its investment in KRS II. For the year ended December 31, 2014, the Company recorded a net, non-cash reduction of $14.7 million (net of earnings from the investment) in Other income (expense) in the Consolidated Statements of Income. The Company expects that future reductions to its investment in KRS II will be recognized as tax benefits are realized.
The company is subject to taxation by the United States and various state and local jurisdictions. As of December 31, 2014, the Company’s tax years 2012 and 2013 are open to examination by the tax authorities. In addition, tax years 2011 and 2012, for which the Company was included in the consolidated tax group with Matson, are open to examination by the tax authorities in the company’s material jurisdictions. In addition, the 2010 tax year is also open to examination by California. The Company is not currently under examination by any tax authorities.

14. SHARE-BASED AWARDS
2012 Incentive Compensation Plan (“2012 Plan”): The 2012 Incentive Compensation Plan allows for the granting of stock options, restricted stock units and common stock. Under the 2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of December 31, 2014, 1.4 million shares of the Company’s common stock remained available for future issuance, which is reflective of a 2.7 million share reduction for outstanding equity awards replaced when the Company separated from Matson. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.
The 2012 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs, as more fully described below.
Discretionary Grant Program: Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100 percent of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of 10 years.
Stock Issuance Program: Under the Stock Issuance Program, shares of common stock or restricted stock units may be granted. Equity awards granted may be designated as time-based or performance-based.
Automatic Grant Program: At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting. Awards of restricted stock units granted under the program generally vest ratably over three years.

There were no option grants in 2014 and 2013, and the Company currently does not expect to issue options in the future. Activity in the Company’s stock option plans in 2014 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2014	1,337.3	$19.21
Exercised	(212.7)	$21.13
Forfeited and expired	—	$—
Outstanding, December 31, 2014	1,124.6	$18.84	4.5	$23,478

Vested or expected to vest	1,113.4	$18.84	4.5	$23,243
Exercisable, December 31, 2014	1,075.0	$18.67	4.4	$22,627
The following table summarizes 2014 non-vested restricted stock unit activity (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2014	242.3	$27.92
Granted	123.0	$39.38
Vested	(86.3)	$25.37
Canceled	—	$—
Outstanding, December 31, 2014	279.0	$33.76
A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents performance-based awards that cliff vest after two years, provided that the total shareholder return of the Company’s common stock over the 2-year measurement period meets or exceeds pre-defined levels of relative total shareholder returns of the Standard & Poor’s MidCap 400 Index. The fair value of the Company’s time-based awards is determined using the Company’s stock price on the date of grant. The fair value of the Company’s performance-based awards that are contingent upon meeting a market condition is estimated using the Company’s stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following assumptions:

	2014	2013
Volatility of A&B common stock	25.4%	31.8%
Average volatility of peer companies	27.3%	35.7%
Risk-free interest rate	0.37%	0.29%
The weighted average fair value of the time-based restricted stock units and performance share units was $39.38 in 2014 and $34.12 in 2013. No compensation cost is recognized for estimated or actual forfeitures of time-based or performance-based awards if an employee is terminated prior to rendering the requisite service period.

A summary of compensation cost related to share-based payments is as follows (in millions):

	2014	2013	2012
Share-based expense (net of estimated forfeitures):
Stock options	$0.3	$0.7	$1.1
Incremental share-based compensation cost related to separation	0.2	0.5	1.2
Non-vested stock & restricted stock units	4.4	3.0	3.1
Total share-based expense	4.9	4.2	5.4
Total recognized tax benefit	(1.5)	(1.3)	(1.8)
Share-based expense (net of tax)	$3.4	$2.9	$3.6

Cash received upon option exercise	$4.5	$7.6	$20.9
Intrinsic value of options exercised	$5.4	$6.7	$13.4
Tax benefit realized upon option exercise	$2.0	$2.5	$2.3
Fair value of stock vested	$2.6	$5.2	$4.2
15. COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's consolidated balance sheet, excluding lease commitments that are disclosed in Note 10, included the following as of December 31, 2014 (in millions):

Standby letters of credit	(a)	$12.2
Bonds	(b)	$329.1

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

(b)
Represents bonds related to construction and real estate activities in Hawaii. Approximately $305.4 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

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
In July 2014, the Company invested $23.8 million in a tax equity investment related to the construction and operation of a 12-megawatt solar farm on Kauai. The Company recovers its investment primarily through tax credits and tax benefits. In connection with this investment, the Company provided a contingent $6 million guaranty of KRS II project debt. The other equity partner and managing member of KRS II, project sponsor and customer for the output of the facility, Kauai Island Utility Cooperative, is the primary guarantor of the project debt.
 Other than obligations described above and those described in Note 6, obligations of the Company’s joint ventures do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.
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
In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 streams resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party. On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing. On November 17, 2010, the petitioner filed an appeal of the Water Commission’s denial to the Hawaii Intermediate Court of Appeals. On August 31, 2011, the Intermediate Court of Appeals dismissed the petitioner’s appeal. On November 29, 2011, the petitioner appealed the Intermediate Court of Appeals’ dismissal to the Hawaii Supreme Court. On January 11, 2012, the Hawaii Supreme Court vacated the Intermediate Court of Appeals’ dismissal of the petitioner’s appeal and remanded the appeal back to the Intermediate Court of Appeals. On November 30, 2012, the Intermediate Court of Appeals remanded the case back to the Water Commission, ordering the Commission to grant the petitioner’s request for a contested case hearing. On July 17, 2013, the Commission authorized the appointment of a hearings officer for the contested case hearing. On August 20, 2014, the Commission expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams, including the eight petitions that the Commission previously acted upon in 2008. Hearings before a Commission-appointed hearings officer are scheduled to commence in March 2015, and no decision is expected until late 2015.
Water loss that may result from the Water Commission’s future decisions could impose challenges to the Company’s sugar growing operations. Water loss would result in a combination of future suppression of sugar yields and negative financial impacts on the Company that will only be quantifiable over time. Accordingly, the Company is unable to predict, at this time, the total impact of the water proceedings.
 On June 25, 2004, two organizations filed a petition with the Water Commission to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provided approximately 14 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals. On June 23, 2011, the case was transferred to the Hawaii Supreme Court. On August 15, 2012, the Hawaii Supreme Court overturned the Water Commission's decision and remanded the case to the Water Commission for further consideration in connection with the establishment of the IIFS. On April 4, 2014, the parties entered into an out-of-court settlement on the amount of water to be returned to the four streams, and the Water Commission approved the settlement on April 17, 2014.
In January 2013, the Environmental Protection Agency (“EPA”) finalized nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which apply to HC&S’s three boilers at the Puunene Sugar Mill. Compliance with the Boiler MACT rule is required by January 2016. The Company anticipates that the Puunene Mill boilers will be able to meet the new emissions limits without significant modifications and that compliance costs will be less than $2.0 million, based on currently available information. The Company is currently developing strategies for achieving compliance with the new regulations, including identifying required upgrades to boiler and air pollution control instrumentation and developing the complex compliance monitoring approaches necessary to accommodate the facility’s multi-fuel operations. There remains significant uncertainty as to the final requirements of the Boiler MACT rule, pending an EPA response to various petitions for reconsideration and ongoing litigation. Any resulting changes to the Boiler MACT rule could adversely impact the Company’s compliance schedule or cost of compliance.

On June 24, 2014, the Hawaii State Department of Health (“DOH”) Clean Air Branch issued a Notice and Finding of Violation and Order (“NFVO”) to HC&S alleging various violations relating to the operation of HC&S’s three boilers at its sugar mill. The DOH reviewed a 5-year period (2009-2013) and alleged violations relating primarily to periods of excess visible emissions and operation of the wet scrubbers installed to control particulate matter emissions from the boiler stacks. All incidents were self-reported by HC&S to the DOH prior to the DOH’s review, and there is no indication that these deviations resulted in any violation of health-based air quality standards. The NFVO includes an administrative penalty of $1.3 million, which HC&S has contested. The Company is unable to predict, at this time, the outcome or financial impact of the NFVO, but does not believe that the financial impact of the NFVO will be material to its financial position, cash flows or results of operations.
A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not be expected to have a material effect on A&B’s financial position, cash flows or results of operations.
16. DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its variable interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and variable rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
As of December 31, 2014, the Company had a gross notional amount of $20.2 million related to interest rate swaps that were assumed in connection with prior acquisitions, in which the floating rates are swapped for fixed rates. The table below presents the fair value of derivative financial instruments, which are included in Other non-current liabilities in the consolidated balance sheets (in millions):

	As of December 31,
Classified in Other non-current liabilities	2014	2013
Interest rate swap liability - floating to fixed rate	$2.9	$2.8
The Company recorded in Interest income and other in the Consolidated Statements of Income, $0.1 million of expense in 2014 related to the change in fair value of the interest rate swaps. The Company recorded $0.2 million of income in 2013 related to the change in fair value of the interest rate swaps.
17. SEGMENT RESULTS
Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company’s chief operating decision maker is its Chief Executive Officer. The Chief Executive Officer regularly reviews the results of four segments: Real Estate Development and Sales, Real Estate Leasing, Materials and Construction, and Agribusiness.
The Real Estate Development and Sales segment generates its revenues and creates value through an active and comprehensive program of land stewardship, planning, entitlement, development, real estate investment and sale of land and commercial and residential properties, principally in Hawaii.
The Real Estate Leasing segment owns, operates, and manages a portfolio of 60 retail, office and industrial properties in Hawaii and on the Mainland totaling 5.1 million square feet of GLA. The Company also leases urban land in Hawaii to third-party lessees, including 51 acres on Oahu (improved with 760,000 square feet of commercial space owned by the lessees) and 64 acres on the neighbor islands. When property that was previously leased is sold, the sales revenue and operating profit are included with the Real Estate Development and Sales segment.
The Materials and Construction segment performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells asphaltic concrete; provides and sells various construction- and traffic-control-related products and manufactures and sells precast concrete products.
The Agribusiness segment produces bulk raw sugar, specialty food grade sugars, and molasses; produces and sells specialty food-grade sugars; provides general trucking services, mobile equipment maintenance and repair services; leases agricultural land to third parties; and generates and sells electricity to the extent not used in segment operations.

The accounting policies of the operating segments are described in the summary of significant accounting policies. Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses and income taxes. Revenues related to transactions between reportable segments have been eliminated. Transactions between reportable segments are accounted for on the same basis as transactions with unrelated third parties.
Raw sugar revenues from the Company’s largest customer, C&H Sugar Company, Inc., exceeded 10 percent of total consolidated revenues and totaled $65.5 million, $87.6 million, and $117.5 million in 2014, 2013, and 2012, respectively.

Operating segment information for 2014, 2013 and 2012 is summarized as below (in millions):

For the Year Ended December 31,	2014	2013	2012
Revenue:
Real Estate:
Leasing	$125.6	$110.4	$100.6
Development and Sales	150.0	423.0	32.2
Less amounts reported in discontinued operations[1]	(70.4)	(369.2)	(45.3)
Materials and Construction[2]	234.3	54.9	—
Agribusiness	120.5	146.1	182.3
Reconciling items[3]	—	—	(8.3)
Total revenue	$560.0	$365.2	$261.5
Operating profit (loss)
Real Estate:
Leasing	$47.5	$43.4	$41.6
Development and Sales[4]	85.7	44.4	(4.4)
Less amounts reported in discontinued operations[1]	(56.2)	(36.7)	(21.1)
Materials and Construction[2]	25.9	2.9	—
Agribusiness	(11.8)	10.7	20.8
Total operating profit	91.1	64.7	36.9
Interest expense	(29.0)	(19.1)	(14.9)
General corporate expenses	(18.6)	(17.4)	(15.1)
Reduction in KRS II carrying value, net (Note 6, 13)	(14.7)	—	—
Separation/Acquisition Costs	—	(4.6)	(6.8)
Income from continuing operations before income taxes	28.8	23.6	0.1
Income tax expense (benefit)	(1.4)	11.1	(5.9)
Income from continuing operations	30.2	12.5	6.0
Income from discontinued operations (net of income taxes)	34.3	22.3	12.8
Net income	64.5	34.8	18.8
Income attributable to non-controlling interest	(3.1)	(0.5)	—
Net income attributable to A&B	$61.4	$34.3	$18.8

[1]	Amounts recast to reflect discontinued operations.

[2]	2013 includes the results, capital expenditures, and depreciation and amortization of Grace from the acquisition date of October 1, 2013 through December 31, 2013.

[3]
Represents the sale of a 286-acre agricultural parcel in 2012 classified as "Gain on sale of agricultural parcel" in the Consolidated Statements of Income, but reflected as revenue for segment reporting purposes.

[4]
The Real Estate Development and Sales segment includes approximately $2.0 million, $4.2 million, and ($8.3) million in equity in earnings (losses) from its various real estate joint ventures for 2014, 2013, and 2012, respectively. Included in operating profit are non-cash impairment and equity losses of $0.3 million related to the sale of Crossroads in 2014, $6.3 million related to the consolidation of The Shops at Kukui'ula in 2013, and $9.8 million related to the Bakersfield joint venture and Santa Barbara real estate project in 2012.

As of December 31,	2014	2013	2012
Identifiable Assets:
Real Estate:
Leasing	$1,121.6	$1,113.4	$771.3
Development and Sales[5]	634.3	640.9	504.8
Agribusiness	162.8	160.0	149.9
Materials and Construction	385.9	358.7	—
Other	25.3	10.6	11.3
Total assets	$2,329.9	$2,283.6	$1,437.3

Capital Expenditures:
Real Estate:
Leasing[6]	$51.8	$488.5	$23.1
Development and Sales[7]	—	0.1	—
Agribusiness[8]	10.8	11.8	31.7
Materials and Construction[2]	10.7	4.8	—
Other	1.8	0.1	—
Total capital expenditures	$75.1	$505.3	$54.8

Depreciation and Amortization:
Real Estate:
Leasing[1]	$26.9	$24.3	$22.0
Development and Sales	0.2	0.2	0.2
Agribusiness	11.5	11.7	11.6
Materials and Construction[2]	15.2	4.4	—
Other	1.2	1.1	1.3
Total depreciation and amortization	$55.0	$41.7	$35.1

[5]
The Real Estate Development and Sales segment includes approximately $383.8 million, $335.0 million, and $319.7 million related to its investment in various real estate joint ventures as of December 31, 2014, 2013, and 2012, respectively.

[6]
Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases, but excluding the assumption of debt, that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

[7]
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows and excludes investment in joint ventures classified as Cash Flows from Investing Activities. Operating cash flows for expenditures related to real estate developments were $41.7 million, $150.6 million, and $37.2 million for 2014, 2013, and 2012, respectively. Investments in real estate joint ventures were $28.7 million, $22.2 million, and $17.4 million in 2014, 2013, and 2012, respectively.

[8]	Includes $21.8 million of capital in 2012 related to the Company’s Port Allen solar project before tax credits.

Unaudited quarterly segment results for the years ended December 31, 2014 and 2013 were as follows (in millions):

	2014
(Unaudited)	Q1	Q2	Q3	Q4
Revenue:
Real Estate:
Leasing	$31.2	$31.0	$31.3	$32.1
Development and Sales	71.0	21.4	18.2	39.4
Less amounts reported in discontinued operations[1]	(70.4)	—	—	—
Materials and Construction	50.1	64.5	58.4	61.3
Agribusiness	12.9	29.8	45.5	32.3
Total revenue	$94.8	$146.7	$153.4	$165.1
Operating profit (loss)
Real Estate:
Leasing	$11.8	$12.0	$12.1	$11.6
Development and Sales[2]	52.3	7.8	11.4	14.2
Less amounts reported in discontinued operations[1]	(56.2)	—	—	—
Materials and Construction	3.4	8.0	5.9	8.6
Agribusiness	3.0	0.4	(7.3)	(7.9)
Total operating profit	14.3	28.2	22.1	26.5
Interest expense	(7.2)	(7.2)	(7.2)	(7.4)
General corporate expenses	(5.2)	(4.3)	(3.9)	(5.2)
Reduction in KRS II carrying value (Note 6, 13)	—	—	(15.1)	0.4
Income (loss) from continuing operations before income taxes	1.9	16.7	(4.1)	14.3
Income tax expense (benefit)[3]	0.8	6.5	(14.9)	6.2
Income (loss) from continuing operations	1.1	10.2	10.8	8.1
Income from discontinued operations (net of income taxes)	34.3	—	—	—
Net income	35.4	10.2	10.8	8.1
Income attributable to non-controlling interest	(0.4)	(1.0)	(0.6)	(1.1)
Net income attributable to A&B	$35.0	$9.2	$10.2	$7.0

Earnings per share attributable to A&B:
Basic	$0.72	$0.19	$0.21	$0.14
Diluted	$0.71	$0.19	$0.21	$0.14
Weighted average shares:
Basic	48.7	48.7	48.8	48.8
Diluted	49.2	49.3	49.3	49.3

	2013
(Unaudited)	Q1	Q2	Q3	Q4
Revenue:
Real Estate:
Leasing	$26.3	$26.2	$27.5	$30.4
Development and Sales	15.4	1.4	47.4	358.8
Less amounts reported in discontinued operations[1]	(23.6)	(8.4)	(45.9)	(291.3)
Materials and Construction[4]	—	—	—	54.9
Agribusiness	14.7	43.5	35.9	52.0
Total revenue	$32.8	$62.7	$64.9	$204.8
Operating profit (loss)
Real Estate:
Leasing	$10.9	$10.6	$11.2	$10.7
Development and Sales[2]	2.4	(0.7)	4.6	38.1
Less amounts reported in discontinued operations[1]	(8.2)	(3.8)	(11.8)	(12.9)
Materials and Construction[4]	—	—	—	2.9
Agribusiness	3.8	8.3	2.2	(3.6)
Total operating profit	8.9	14.4	6.2	35.2
Interest expense	(3.6)	(3.9)	(4.2)	(7.4)
General corporate expenses	(4.4)	(3.7)	(3.4)	(5.9)
Grace acquisition costs	(1.0)	(1.5)	(2.0)	(0.1)
Income (loss) from continuing operations before income taxes	(0.1)	5.3	(3.4)	21.8
Income tax expense (benefit)[3]	0.1	2.8	(0.3)	8.5
Income (loss) from continuing operations[3]	(0.2)	2.5	(3.1)	13.3
Income from discontinued operations (net of income taxes)	5.0	2.3	7.2	7.8
Net income (loss)[3]	4.8	4.8	4.1	21.1
Income attributable to non-controlling interest	—	—	—	(0.5)
Net income (loss) attributable to A&B3	$4.8	$4.8	$4.1	$20.6

Earnings per share attributable to A&B:[3]
Basic	$0.11	$0.11	$0.10	$0.42
Diluted	$0.11	$0.11	$0.09	$0.42
Weighted average shares:
Basic	43.0	43.1	43.1	48.6
Diluted	43.6	43.7	43.8	49.2

[1]	Amounts recast to reflect discontinued operations.

[2]	The Real Estate Development and Sales segment operating profit includes a non-cash impairment loss of $6.3 million in the third quarter of 2013 related to the consolidation of The Shops at Kukui'ula.

[3]
Income tax expense (benefit) for the first quarter of 2014 was revised to remove an out-of-period tax adjustment of $1.6 million related to 2013. Income tax expense (benefit) for the quarterly periods in 2013 were increased by $0.2 million, $0.2 million, $0.3 million, and $1.9 million related to the immaterial revisions (see Note 1).

[4]	Grace results are included from its acquisition date, October 1, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
A. Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective as a result of a material weakness in internal controls over the accounting for deferred income taxes as further described below.

Prior to filing its Annual Report on Form 10-K, the Company performed additional analysis, substantive procedures and other post-closing activities, with the assistance of third-party consultants, in order to ensure the validity, completeness and accuracy of deferred income taxes. Accordingly, management believes that the financial statements included in this 2014 Form 10-K fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective because of the material weakness described below.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of finalizing its year-end closing process, the Company performed a multi-year evaluation and reconciliation process for its deferred income tax assets and liabilities and identified immaterial misstatements in certain deferred income tax account balances, which arose because controls over reconciliations were not designed at an appropriate level of precision that would identify errors in the recording of certain deferred income tax balances. The misstatements arising from the underlying deficiency were not material to the financial statements for those periods and had no impact on pre-tax income or cash flows from operating, investing or financing activities. However, the control deficiency identified could have resulted in a material misstatement of the deferred income taxes and related income tax expense accounts that would not be prevented or detected in a timely manner, and therefore, would constitute a material weakness, as defined above.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

(b)    Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited Alexander & Baldwin, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained, in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: management has identified a material weakness in the design of the controls over the deferred income tax accounts. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2014, of the Company and our report dated March 9, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 9, 2015

(c)    Changes in Internal Control Over Financial Reporting
Other than the identification of the material weakness described above, there were no changes in the Company's internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
(d)     Remediation Plan for Material Weakness in Internal Control
In response to the identified control issue, the Company will further enhance its review process and related controls over the reconciliation of deferred income taxes through a combination of the following actions, which have been taken or are pending:

•	recruit additional qualified personnel;

•	provide additional training and education for tax and accounting staff; and

•
retain outside consultants to identify and assist with implementation of enhanced tax accounting processes and related internal control procedures, including the enhancement of documentation related to all deferred tax items.

Management and the Company’s Board of Directors are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements to the Company’s internal controls. While management believes that implementing controls around the preparation and accounting for deferred income taxes will remediate the material weakness identified, the material weakness in internal control will not be considered fully addressed until the new procedures have been in place for a sufficient period of time and tested to allow management to conclude that the controls are effective. The Company expects to fully complete the required remedial actions during 2015.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.    Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2015 Annual Meeting of Shareholders (“A&B’s 2015 Proxy Statement”), which section is incorporated herein by reference.
B.    Executive Officers
The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of February 15, 2015, and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Exchange Act by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2015 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2015 Proxy Statement, which subsections are incorporated herein by reference.
References herein to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its reorganization into Alexander & Baldwin Holdings, Inc.
Christopher J. Benjamin (51)
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

Meredith J. Ching (58)
Senior Vice President (Government & Community Relations) of A&B, 6/12-present; Senior Vice President (Government & Community Relations) of A&B Predecessor, 6/07-6/12; Vice President of A&B Predecessor, 10/92-6/07; first joined A&B Predecessor or a subsidiary in 1982.
Nelson N. S. Chun (62)
Senior Vice President and Chief Legal Officer of A&B, 6/12-present; Senior Vice President and Chief Legal Officer of A&B Predecessor, 7/05-6/12; Vice President and General Counsel of A&B Predecessor, 11/03-6/05; first joined A&B Predecessor or a subsidiary in 2003.
Paul K. Ito (44)
Senior Vice President, Chief Financial Officer, Treasurer and Controller of A&B, 6/12-present; Vice President of A&B Predecessor, 4/07-6/12; Controller of A&B Predecessor, 5/06-6/12; Director, Internal Audit of A&B Predecessor, 4/05-4/06; first joined A&B Predecessor or a subsidiary in 2005.
Stanley M. Kuriyama (61)
Chairman and Chief Executive Officer of A&B, 6/12-present; Chief Executive Officer of A&B Predecessor, 1/10-6/12; President of A&B Predecessor, 10/08-6/12; President and Chief Executive Officer, A&B Land Group, 7/05-9/08; Chief Executive Officer and Vice Chairman of A&B Properties, Inc., 12/99-9/08; first joined A&B Predecessor or a subsidiary in 1992.
George M. Morvis (47)
Vice President (Corporate Development) of A&B 6/12-present; Vice President (Corporate Development) of A&B Predecessor 1/12-6/12; Managing Director of Financial Shares Corporation, 10/94-1/12; President and CEO of F.S.C. Hawaii, Inc., 10/94-1/12; joined A&B Predecessor or a subsidiary in 2012.
C.    Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2015 Proxy Statement, which section is incorporated herein by reference.
D.    Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2015 Proxy Statement, which subsection is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2015 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2015 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2015 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2015 Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.    Financial Statements
The financial statements are set forth in Item 8 of Part II above.

B.    Financial Statement Schedules

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

Alexander & Baldwin, Inc. and Subsidiaries
December 31, 2014

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Real Estate Leasing Segment
Industrial:
Kailua Industrial/Other (HI)	$—	$10.5	$2.0	$—	$—	$10.5	$2.0	$12.5	$(0.1)	Various	2013
Kaka'ako Commerce Center (HI)	—	16.9	20.6	—	—	16.9	20.6	37.5	—	1969	2014
Komohana Industrial Park (HI)	—	25.2	10.8	0.4	—	25.2	11.2	36.4	(1.4)	1990	2010
P&L Warehouse (HI)	—	—	—	1.1	—	—	1.1	1.1	(0.6)	1970	1970
Port Allen (HI)	—	—	0.7	1.9	—	—	2.6	2.6	(1.8)	1985, 1993	1983-1993
Waipio Industrial (HI)	—	19.6	7.7	0.2	—	19.6	7.9	27.5	(1.3)	1988, 1989	2009
Midstate Hayes (CA)	8.3	2.7	29.6	1.2	—	2.7	30.8	33.5	(5.2)	2002-2008	2008
Sparks Business Center (NV)	—	3.2	17.2	3.0	—	3.2	20.2	23.4	(7.3)	1996-1998	2002

Office:
Judd Building (HI)	—	1.0	2.1	1.1	—	1.0	3.2	4.2	(1.3)	1898, 1979	2000
Kahului Office Building (HI)	—	1.0	0.4	5.4	—	1.0	5.8	6.8	(6.6)	1974	1989
Kahului Office Center (HI)	—	—	—	5.6	—	—	5.6	5.6	(3.3)	1991	1991
Lono Center (HI)	—	—	1.4	0.9	—	—	2.3	2.3	(1.3)	1973	1991
Maui Clinic Building (HI)	—	—	—	0.5	—	—	0.5	0.5	(0.1)	1958	2013
Mililani South (HI)	—	7.0	3.5	0.8	—	7.0	4.3	11.3	(0.3)	1992, 2006	2012
Stangenwald Building (HI)	—	1.8	1.0	1.2	—	1.8	2.2	4.0	(0.7)	1901, 1980	1996
1800 and 1820 Preston Park (TX)	—	4.5	19.9	4.7	—	4.5	24.6	29.1	(6.0)	1997, 1998	2006
2868 Prospect Park (CA)	—	2.9	18.1	9.3	—	2.9	27.4	30.3	(12.6)	1998	1998
2890 Gateway Oaks (CA)	—	1.7	10.8	1.7	—	1.7	12.5	14.2	(2.9)	1999	2006
Concorde Commerce Center (AZ)	—	3.9	20.9	5.9	—	3.9	26.8	30.7	(5.4)	1998	2006
Deer Valley Financial Center (AZ)	—	3.4	19.2	2.9	—	3.4	22.1	25.5	(6.2)	2001	2005
Ninigret Office X and XI (TX)	—	3.1	17.7	3.0	—	3.1	20.7	23.8	(6.1)	1999, 2002	2006
San Pedro Plaza (TX)	—	4.6	11.9	8.2	—	4.6	20.1	24.7	(9.8)	1985	1998, 2000
Union Bank (WA)	—	3.4	10.5	0.4	—	3.4	10.9	14.3	(1.2)	1993, 2008	2011

Retail:
Gateway at Mililani Mauka (HI)	—	5.0	4.7	7.2	—	5.0	11.9	16.9	(0.3)	2006, 2013	2011
Kahului Shopping Center (HI)	—	—	—	2.5	—	—	2.5	2.5	(1.4)	1951	1951
Kailua Grocery Anchored (HI)	11.2	54.4	49.3	0.4	—	54.4	49.7	104.1	(1.5)	Various	2013
Kailua Retail Other (HI)	—	29.6	26.7	0.4	—	29.6	27.1	56.7	(0.9)	Various	2013
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	1.9	—	—	15.3	15.3	(5.0)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	1.3	—	2.7	11.9	14.6	(3.4)	2004	2002
Lahaina Square (HI)	—	4.6	3.7	0.3	—	4.6	4.0	8.6	(0.5)	1973	2010
Lanihau Marketplace (HI)	—	9.4	13.2	1.0	—	9.4	14.2	23.6	(1.7)	1987	2010
Napili Plaza (HI)	—	9.4	8.0	0.2	—	9.4	8.2	17.6	(0.5)	1991	2003, 2013
Pearl Highlands Center (HI)	93.6	43.4	96.2	0.4	—	43.4	96.6	140.0	(3.8)	1993	2013
Port Allen Marina Ctr. (HI)	—	—	3.4	1.1	—	—	4.5	4.5	(1.8)	2002	1971
The Shops at Kukui'ula (HI)	40.5	8.9	30.1	0.3	—	8.9	30.4	39.3	(1.1)	2009	2013
Waianae Mall (HI)	19.1	17.4	10.1	4.2	—	17.4	14.3	31.7	(0.7)	1975	2013
Waipio Shopping Center (HI)	—	24.0	7.6	0.5	—	24.0	8.1	32.1	(1.1)	1986-2004	2009
Little Cottonwood Center (UT)	—	12.2	9.1	1.0	—	12.2	10.1	22.3	(1.3)	1998-2008	2010
Royal MacArthur Center (TX)	—	3.5	10.1	1.6	—	3.5	11.7	15.2	(2.5)	2006	2007
Wilshire Shopping Center (CO)	—	1.3	1.3	0.4	—	1.3	1.7	3.0	(0.9)	1970	1997

Other:
Oahu Ground Leases (HI)	—	187.7	0.6	—	—	187.7	0.6	188.3	—		2013
Other miscellaneous investments	—	18.6	1.3	12.6	—	18.6	13.9	32.5	(10.6)

Total	$172.7	$548.5	$525.4	$96.7	$—	$548.5	$622.1	$1,170.6	$(120.5)

(in millions)
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation
Real Estate Development and Sales Segment
Aina ‘O Kane	$—	$—	$—	$1.2	$—	$—	$1.2	$1.2	$—
Brydeswood	—	—	—	2.5	—	—	2.5	$2.5	—
Grove Ranch	—	—	—	1.5	—	—	1.5	$1.5	—
Haliimaile	—	—	—	1.0	—	—	1.0	$1.0	—
Kahala Portfolio	35.2	77.1	—	1.3	—	77.1	1.3	$78.4	—
Kahului Town Center	—	—	—	2.3	—	—	2.3	$2.3	—
Kai'Olino	—	—	—	11.3	—	—	11.3	$11.3	—
Maui Business Park II	—	—	—	51.6	—	—	51.6	$51.6	—
Santa Barbara	—	5.9	—	—	—	5.9	—	$5.9	—
Wailea B-1	—	4.6	—	—	—	4.6	—	$4.6	—
Wailea B-II	—	3.3	—	—	—	3.3	—	$3.3	—
Wailea MF-6	—	5.8	—	—	—	5.8	—	$5.8	—
Wailea MF-7	—	2.9	—	5.9	—	2.9	5.9	$8.8	—
Wailea SF-8	—	1.3	—	—	—	1.3	—	$1.3	—
Wailea MF-10	—	2.0	—	0.5	—	2.0	0.5	$2.5	—
Wailea MF-16	—	2.7	—	—	—	2.7	—	$2.7	—
Keola 'O Wailea (MF-11)	—	2.7	—	6.3	—	2.7	6.3	$9.0	—
The Ridge at Wailea (MF-19)	—	1.7	—	6.0	—	1.7	6.0	$7.7	—
Wailea, other	—	15.3	—	3.1	—	15.3	3.1	$18.4	—
Waiale Community	—	—	—	1.5	—	—	1.5	$1.5	—
Other Maui landholdings	—	—	—	3.8	—	—	3.8	$3.8	—
Other Kauai landholdings	—	—	—	1.4	—	—	1.4	$1.4	—
Total	$35.2	$125.3	$—	$101.2	$—	$125.3	$101.2	$226.5	$—

(1)	See Note 9 to consolidated financial statements.

(2)
The aggregate tax basis, as of December 31, 2014, for the Real Estate Leasing segment and Real Estate Development and Sales segment assets was approximately $632.3 million, including the outside tax basis of consolidated joint venture investments.

(3)	Depreciation is computed based upon the following estimated useful lives:

Building and improvements    10 – 40 years
Leasehold improvements    5 – 10 years (lesser of useful life or lease term)

Reconciliation of Real Estate (in millions)	2014	2013	2012
Balance at beginning of year	$1,402.1	$1,022.0	$998.5
Additions and improvements	57.0	758.5	63.2
Impairments	—	—	(5.1)
Dispositions, retirements and other adjustments	(62.0)	(378.4)	(34.6)
Balance at end of year	$1,397.1	$1,402.1	$1,022.0

Reconciliation of Accumulated Depreciation (in millions)	2014	2013	2012
Balance at beginning of year	$116.9	$133.8	$115.9
Depreciation expense	19.2	19.5	18.3
Dispositions, retirements and other adjustments	(15.6)	(36.4)	(0.4)
Balance at end of year	$120.5	$116.9	$133.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014 (which report expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness), and have issued our reports thereon dated March 9, 2015; such consolidated financial statements and reports are included elsewhere in the Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 9, 2015

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
(vi)  Amendment to Contract for the Delivery and Sale of Raw Sugar, dated December 24, 2012, by and between Hawaiian Sugar & Transportation Cooperative and C&H Sugar Company, Inc.
(vii)  Amendment to Contract for the Delivery and Sale of Raw Sugar, dated September 10, 2014, by and between Hawaiian Sugar & Transportation Cooperative and C&H Sugar Company, Inc.
(viii)  Amended and Restated Operating Agreement of Kukui`ula Development Company (Hawaii), LLC, dated May 1, 2009, by and between KDC, LLC, a Hawaii limited liability company, and DMB Kukui`ula LLC, an Arizona limited liability company (Exhibit 10.6 to Amendment No. 2 to Form 10 filed on May 21, 2012).

(ix)  First Amendment to the Amended and Restated Operating Agreement of Kukui`ula Development Company (Hawaii), LLC, dated September 28, 2010, by and between KDC, LLC, a Hawaii limited liability company, and DMB Kukui`ula LLC, an Arizona limited liability company (Exhibit 10.7 to Amendment No. 2 to Form 10 filed on May 21, 2012).
(x)  Second Amendment to the Amended and Restated Operating Agreement of Kukui`ula Development Company (Hawaii), LLC, dated July 20, 2011, by and between KDC, LLC, a Hawaii limited liability company, and DMB Kukui`ula LLC, an Arizona limited liability company (Exhibit 10.8 to Amendment No. 2 to Form 10 filed on May 21, 2012).
(xi)  General Contract of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(xii)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated June 14, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(xiii)  General Agreement of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of America, dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).
(xiv)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).
(xv)  Credit Agreement between Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), First Hawaiian Bank, Bank of America, N.A. and the other lenders party thereto, dated as of June 4, 2012 (Exhibit 10.2 to Form 8-K, dated June 4, 2012).
(xvi)  Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of June 4, 2012 (Exhibit 10.1 to Form 8-K, dated June 4, 2012).
(xvii)  Modification to Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of September 27, 2013 (Exhibit 10.a.(xviii) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2013).
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
(xx)  Note and Mortgage Assumption Agreement, dated January 15, 2013, among U.S. Bank National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, TNP SRT Waianae Mall, LLC, and A&B Waianae LLC (Exhibit 10.a.(xx) to Form 10‑K for the year ended December 31, 2012).
(xxi)  Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013 (Exhibit 10.a.(xxii) to Form 10-Q for the quarter ended September 30, 2013).
(xxii) Promissory Note between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated December 1, 2014 (Exhibit 10.1 to Form 8-K, dated December 1, 2014).

(xxiii) Mortgage and Security Agreement between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated December 1, 2014 (Exhibit 10.2 to Form 8-K, dated December 1, 2014).
(xxiv)  Form of Lock-Up Agreement by and among Alexander & Baldwin, Inc., A&B II, LLC and the shareholder, dated June 6, 2013 (incorporated by reference to Exhibit 10.2 to Form S-4 filed July 5, 2013).
(xxv)  Purchase and Sale Agreement and Joint Escrow Instructions, dated October 18, 2013, between Castle Family LLC, Castle 1974 LLC, Castle Residuary LLC, and Castle Kaopa LLC, on one hand, and Alexander & Baldwin, Inc., on the other (Exhibit 10.1 to Form 8-K, dated November 19, 2013).
(xxvi)  First Amendment of Purchase and Sale Agreement and Joint Escrow Instructions, dated November 18, 2013, between Castle Family LLC, Castle 1974 LLC, Castle Residuary LLC, and Castle Kaopa LLC, on one hand, and Alexander & Baldwin, Inc., on the other (Exhibit 10.2 to Form 8-K, dated November 19, 2013).
(xxvii)  Purchase and Sale Agreement and Joint Escrow Instructions, dated October 18, 2013, between Harold K. L Castle Foundation and Alexander & Baldwin, Inc. (Exhibit 10.3 to Form 8-K, dated November 19, 2013).
(xxviii)  First Amendment of Purchase and Sale Agreement and Joint Escrow Instructions, dated November 18, 2013, between Harold K. L Castle Foundation and Alexander & Baldwin, Inc. (Exhibit 10.4 to Form 8-K, dated November 19, 2013).
(xxix)  Term Loan Agreement among Kukui`ula Village LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxviii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxx)  Real Estate Term Loan Agreement among Kukui`ula Village LLC, Kukui`ula Development Company (Hawaii), LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxix) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
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
(vi)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 99.8 to Form S-8 filed on June 29, 2012).
(vii)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferral Election) (Exhibit 99.9 to Form S-8 filed on June 29, 2012).
(viii)  Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 99.10 to Form S-8 filed on June 29, 2012).
(ix)  Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 99.12 to Form S-8 filed on June 29, 2012).
(x)  Form of Universal Stock Option Agreement for Substitute Options-Executive Officers (2007 Plan) (Exhibit 99.13 to Form S-8 filed on June 29, 2012).
(xi)  Form of Universal Stock Option Agreement for Substitute Options (1998 Plan) (Exhibit 99.15 to Form S-8 filed on June 29, 2012).
*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

(xii)  Form of Universal Stock Option Agreement for Substitute Options (1998 Non-employee Director Plan) (Exhibit 99.16 to Form S-8 filed on June 29, 2012).
(xiii)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Executive Officer (2007 Plan) (Exhibit 99.17 to Form S-8 filed on June 29, 2012).
(xiv)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Exhibit 99.19 to Form S-8 filed on June 29, 2012).
(xv)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Deferral Elections) (Exhibit 99.20 to Form S-8 filed on June 29, 2012).
(xvi)  Form of Restricted Stock Unit Award Agreement for Substitute 2012 Performance-Based Award-Executive Officer (Exhibit 99.21 to Form S-8 filed on June 29, 2012).
(xvii)  Form of Notice of Award of Performance Share Units (Exhibit 10.2 to Form 8-K, dated January 28, 2013).
(xviii)  Form of Performance Share Unit Award Agreement (Exhibit 10.1 to Form 8-K, dated January 28, 2013).
(xix)  Form of Notice of Award of Performance Share Units.
(xx)  Form of Performance Share Unit Award Agreement.
(xxi)  Form of Letter Agreement (Exhibit 10.1 to Form 8-K, dated June 28, 2012).
(xxii)  Alexander & Baldwin, Inc. Executive Severance Plan (Exhibit 10.2 to Form 8-K, dated June 28, 2012).
(xxiii)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).
(xxiv)  Amendment No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014 (Exhibit 10.b.1(xxii) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2014).
(xxv)  Alexander & Baldwin, Inc. Excess Benefits Plan (Exhibit 10.4 to Form 8-K, dated June 28, 2012).
(xxvi)  Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of March 1, 2013 (Exhibit 10.b.1(xxiii) to Form 10-Q for the quarter ended March 31, 2013).
(xxvii)  Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended June 30, 2012).
(xxviii)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10‑Q for the quarter ended June 30, 2012).
(xxix)  Amendment No. 1 to the Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013 (Exhibit 10.b.1(xxvi) to Form 10‑Q for the quarter ended March 31, 2013).
(xxx)  Letter Agreement, dated October 22, 2009, between Alexander & Baldwin, Inc. and W. Allen Doane (incorporated by reference to Exhibit 10.b.1.(lxxii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2009)).
21. Subsidiaries.
21. Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2015.
23. Consent of Deloitte & Touche LLP dated March 9, 2015.
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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: March 9, 2015	By: /s/ Stanley M. Kuriyama
Stanley M. Kuriyama, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley M. Kuriyama	Chairman of the Board	March 9, 2015
Stanley M. Kuriyama	and Chief Executive Officer

/s/ Paul K. Ito	Senior Vice President,	March 9, 2015
Paul K. Ito	Chief Financial Officer, Treasurer and Controller

/s/ W. Allen Doane	Director	March 9, 2015
W. Allen Doane

/s/ Robert S. Harrison	Director	March 9, 2015
Robert S. Harrison

/s/ David C. Hulihee	Director	March 9, 2015
David C. Hulihee

/s/ Charles G. King	Director	March 9, 2015
Charles G. King

/s/ Douglas M. Pasquale	Director	March 9, 2015
Douglas M. Pasquale

/s/ Michele K. Saito	Director	March 9, 2015
Michele K. Saito

/s/ Jeffrey N. Watanabe	Lead Director	March 9, 2015
Jeffrey N. Watanabe

/s/ Eric K. Yeaman	Director	March 9, 2015
Eric K. Yeaman

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in this Registration Statement No. 333-182419 on Form S-8 of our reports relating to the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries and the effectiveness of Alexander & Baldwin, Inc. and subsidiaries’ internal control over financial reporting dated March 9, 2015 (which report expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness), appearing in the Annual Report on Form 10-K of Alexander & Baldwin, Inc. for the year ended December 31, 2014.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 9, 2015