Form 10-Q
period 2015-03-31
Alexander & Baldwin, Inc.
filed 2015-05-08
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2015:     48,853,198

1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts) (Unaudited)

	Three Months Ended March 31,

	2015	2014
Operating Revenue:
Real estate leasing	$32.7	$31.0
Real estate development and sales	32.2	0.8
Materials and construction	56.9	50.1
Agribusiness	28.9	12.9
Total operating revenue	150.7	94.8
Operating Costs and Expenses:
Cost of real estate leasing	19.6	19.6
Cost of real estate development and sales	21.3	(0.1)
Cost of construction contracts and materials	45.8	42.1
Costs of agribusiness revenues	26.8	9.8
Selling, general and administrative	14.6	13.4
Gain on the sale of improved property	(1.9)	—
Total operating costs and expenses	126.2	84.8
Operating Income	24.5	10.0
Other Income and (Expense):
Income related to joint ventures	24.0	(1.6)
Reduction in KRS II carrying value	(0.1)	—
Interest income and other	0.2	0.7
Interest expense	(7.1)	(7.2)
Income From Continuing Operations Before Income Taxes	41.5	1.9
Income tax expense	15.6	0.8
Income From Continuing Operations	25.9	1.1
Income From Discontinued Operations (net of income taxes)	—	34.3
Net Income	25.9	35.4
Income attributable to noncontrolling interest	(0.6)	(0.4)
Net Income Attributable to A&B Shareholders	$25.3	$35.0

Basic Earnings Per Share:
Continuing operations attributable to A&B shareholders	$0.52	$0.01
Discontinued operations attributable to A&B shareholders	—	0.71
Net income attributable to A&B shareholders	$0.52	$0.72
Diluted Earnings Per Share:
Continuing operations attributable to A&B shareholders	$0.51	$0.01
Discontinued operations attributable to A&B shareholders	—	0.70
Net income attributable to A&B shareholders	$0.51	$0.71
Weighted Average Number of Shares Outstanding:
Basic	48.8	48.7
Diluted	49.3	49.2
Amounts Attributable to A&B Shareholders:
Income from continuing operations, net of tax	$25.3	$0.7
Discontinued operations, net of tax	—	34.3
Net income	$25.3	$35.0

Cash dividends declared per share	$0.05	$0.04
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In millions) (Unaudited)

	Three Months Ended March 31,

	2015	2014
Net Income	$25.9	$35.4
Other Comprehensive Income:
Defined benefit pension plans:
Amortization of prior service credit included in net periodic pension cost	(0.3)	(0.3)
Amortization of net loss included in net periodic pension cost	1.1	1.9
Income taxes related to other comprehensive income	(0.3)	(0.6)
Other Comprehensive Income	0.5	1.0
Comprehensive Income	$26.4	$36.4
Comprehensive income attributable to noncontrolling interest	(0.6)	(0.4)
Comprehensive income attributable to A&B	$25.8	$36.0

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$3.4	$2.8
Accounts and other notes receivable, net	35.4	33.1
Contracts retention	9.3	9.1
Costs and estimated earnings in excess of billings on uncompleted contracts	14.1	15.9
Inventories	85.1	81.9
Real estate held for sale	—	2.5
Deferred income taxes	8.3	8.3
Income tax receivable	2.8	6.7
Prepaid expenses and other assets	20.8	15.6
Total current assets	179.2	175.9
Investments in Affiliates	403.4	418.6
Real Estate Developments	199.1	224.0
Property – net	1,296.0	1,301.7
Intangible Assets - net	61.7	63.9
Goodwill	102.3	102.3
Other Assets	46.5	43.5
Total assets	$2,288.2	$2,329.9
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$71.1	$74.5
Accounts payable	32.4	37.6
Billings in excess of costs and estimated earnings on uncompleted contracts	2.1	3.6
Accrued interest	3.3	5.7
Deferred revenue	1.7	16.5
Indemnity holdback related to Grace acquisition	9.3	9.3
Accrued and other liabilities	28.6	35.8
Total current liabilities	148.5	183.0
Long-term Liabilities:
Long-term debt	589.7	631.5
Deferred income taxes	205.8	194.0
Accrued pension and postretirement benefits	54.7	54.8
Other non-current liabilities	50.5	51.8
Total long-term liabilities	900.7	932.1
Commitments and Contingencies (Note 3)
Equity:
Common stock	1,147.7	1,147.3
Accumulated other comprehensive loss	(43.9)	(44.4)
Retained earnings	123.7	101.0
Total A&B Shareholders' equity	1,227.5	1,203.9
Noncontrolling interest	11.5	10.9
Total equity	1,239.0	1,214.8
Total liabilities and equity	$2,288.2	$2,329.9

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from (used in) Operating Activities:	$26.8	$(29.4)
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(8.6)	(8.5)
Proceeds from investment tax credits and grants related to Port Allen Solar Farm	—	3.5
Proceeds from disposal of property and other assets	5.1	0.4
Proceeds from disposals related to 1031 commercial property transactions	4.6	69.4
Payments for purchases of investments in affiliates	(11.1)	(5.0)
Proceeds from investments in affiliates	33.4	0.5
Change in restricted cash associated with 1031 transactions	—	(2.8)
Net cash provided by investing activities	23.4	57.5
Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	20.0	45.0
Payments of long-term debt and deferred financing costs	(68.5)	(11.0)
Proceeds (payments) from line-of-credit agreements, net	3.3	(58.0)
Dividends paid	(3.6)	(1.9)
Proceeds from issuance (repurchase) of capital stock and other, net	(0.8)	—
Net cash used in financing activities	(49.6)	(25.9)
Cash and Cash Equivalents:
Net increase for the period	0.6	2.2
Balance, beginning of period	2.8	3.3
Balance, end of period	$3.4	$5.5

Other Cash Flow Information:
Interest paid	$(9.7)	$(9.8)
Income taxes paid	$—	$(3.5)
Other Non-cash Information:
Capital expenditures included in accounts payable and accrued expenses	$4.2	$1.2

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2015 and 2014
(In millions) (Unaudited)

	March 31, 2015			March 31, 2014
	A&B Share- holders' Equity	Non- controlling interest	Total	A&B Share- holders' Equity	Non- controlling interest	Total

Beginning balance	$1,203.9	$10.9	$1,214.8	$1,159.8	$8.9	$1,168.7
Net income	25.3	0.6	25.9	35.0	0.4	35.4
Other comprehensive income, net of tax	0.5	—	0.5	1.0	—	1.0
Dividends paid on common stock	(2.5)	—	(2.5)	(1.9)	—	(1.9)
Share-based compensation	1.2	—	1.2	1.2	—	1.2
Shares issued or repurchased, net	(1.1)	—	(1.1)	(1.3)	—	(1.3)
Excess tax benefit from share-based awards	0.2	—	0.2	1.2	—	1.2
Ending balance	$1,227.5	$11.5	$1,239.0	$1,195.0	$9.3	$1,204.3

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
Materials and Construction: The Materials and Construction segment performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells construction materials; provides and sells various construction- and traffic-control-related products.

(2)
Basis of Presentation.  The condensed consolidated financial statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, and other subsequent filings with the SEC.

Revisions of prior period financial statements: In the first quarter of 2014, the Company recorded an out-of-period 2013 adjustment to income taxes, which had the effect of increasing income tax expense and reducing net income and income from continuing operations by $1.6 million, or approximately $0.03 per diluted share. In the course of preparing the Company’s financial statements for the year ended December 31, 2014, the Company identified immaterial misstatements in certain deferred tax accounts related to prior periods. In connection with the correction of these misstatements, which were reflected in the Company's 2014 Form 10-K, the Company also corrected for the 2013 out-of-period income tax adjustment by retroactively adjusting income taxes for the first quarter of 2014, which increased net income and income from continuing operations by $1.6 million, or approximately $0.03 per diluted share, from the results previously reported in the Company's Form 10-Q for the quarter ended March 31, 2014. The impact of the adjustments had no impact on pre-tax income or cash flows from operating, investing or financing activities.
Rounding: Amounts in the condensed consolidated financial statement and Notes are rounded to the nearest tenth of a million, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

(3)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 10 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, included the following (in millions) as of March 31, 2015:

Standby letters of credit	$12.0
Bonds related to real estate and construction*	$339.1

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

Other Obligations:  In the first quarter of 2015, The Company's Club Villas joint venture (Kauai) amended its construction loan to increase the maximum commitment to $21 million to finance the construction of up to ten units, seven of which have been pre-sold under binding sales contracts. The Company and its joint venture partner each provided a separate limited loan guaranty of $7 million on a several basis, and a completion guaranty. The Company has determined that the fair value of its obligation under the guaranties is not material, and as of March 31, 2015, the Company had not paid or accrued any amounts under the guaranties.

Other than the obligation described above and those described in the Company's 2014 Form 10-K, obligations of the Company’s non-consolidated joint ventures do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.

Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by Hawaiian Commercial & Sugar Company (“HC&S”), a division of A&B that produces raw sugar. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. A third party filed a lawsuit on April 10, 2015 alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status, and that the BLNR unlawfully failed to conduct an environmental assessment for the renewals. The lawsuit seeks a court order voiding the revocable permits and requiring preparation of an environmental assessment of the renewals. If the Company is not permitted to utilize sufficient quantities of stream waters from State lands in East Maui, it could have a material adverse effect on the Company’s sugar-growing operations.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 streams resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party. On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing. On November 17, 2010, the petitioner filed an appeal of the Water Commission’s denial to the Hawaii Intermediate Court of Appeals. On August 31, 2011, the Hawaii Intermediate Court of Appeals dismissed the petitioner’s appeal. On

November 29, 2011, the petitioner appealed the Hawaii Intermediate Court of Appeals’ dismissal to the Hawaii Supreme Court. On January 11, 2012, the Hawaii Supreme Court vacated the Hawaii Intermediate Court of Appeals’ dismissal of the petitioner’s appeal and remanded the appeal back to the Intermediate Court of Appeals. On November 30, 2012, the Intermediate Court of Appeals remanded the case back to the Water Commission, ordering the Commission to grant the petitioner’s request for a contested case hearing. On July 17, 2013, the Commission authorized the appointment of a hearings officer for the contested case hearing.  On August 20, 2014, the Commission expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams, including the eight petitions that the Commission previously acted upon in 2008. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015, and the final decision of the Commission is not expected until 2016.

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

In January 2013, the Environmental Protection Agency (“EPA”) finalized nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which apply to Hawaiian Commercial & Sugar Company's (“HC&S”) three boilers at the Puunene Sugar Mill. Compliance with the Boiler MACT rule is required by January 2016. The Company anticipates that the Puunene Mill boilers will be able to meet the new emissions limits without significant modifications and that compliance costs will be less than $1 million, based on currently available information. The Company is currently developing strategies for achieving compliance with the new regulations, including identifying required upgrades to boiler and air pollution control instrumentation and developing the complex compliance monitoring approaches necessary to accommodate the facility’s multi-fuel operations. There remains significant uncertainty as to the final requirements of the Boiler MACT rule, pending an EPA response to various petitions for reconsideration and ongoing litigation. Any resulting changes to the Boiler MACT rule could adversely impact the Company’s compliance schedule or cost of compliance.

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

(4)	Earnings Per Share (“EPS”): The following table provides a reconciliation of income from continuing operations to income from continuing operations attributable to A&B (in millions):

	Quarter Ended
	March 31,
	2015	2014
Income from continuing operations, net of tax	$25.9	$1.1
Noncontrolling interest	(0.6)	(0.4)
Income from continuing operations attributable to A&B shareholders, net of tax	$25.3	$0.7
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended
	March 31,
	2015	2014
Denominator for basic EPS – weighted average shares	48.8	48.7
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.5	0.5
Denominator for diluted EPS – weighted average shares	49.3	49.2

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

During the three month period ended March 31, 2015 and 2014, there were no anti-dilutive securities outstanding.

(5)
Fair Value of Financial Instruments.  The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money markets funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at March 31, 2015 was $660.8 million and $681.5 million, respectively, and $706.0 million and $729.6 million at December 31, 2014, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

(6)
Inventories.  Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.

Inventories at March 31, 2015 and December 31, 2014 were as follows (in millions):

	March 31, 2015	December 31, 2014
Sugar inventories	$6.3	$23.3
Work in process - sugar	24.6	—
Asphalt	20.4	21.3
Processed rock, portland cement, and sand	14.6	15.7
Work in process	3.0	2.8
Retail merchandise	1.6	1.5
Parts, materials and supplies inventories	14.6	17.3
Total	$85.1	$81.9

(7)
Share-Based Compensation.  Under the 2012 Plan, which provides for grants of equity-based incentive compensation, 4.3 million shares of common stock were initially reserved for issuance, and as of March 31, 2015, 1,292,362 shares of the Company’s common stock remained available for future issuance, which is reflective of a 2.7 million share reduction for outstanding equity awards replaced in the separation transaction from Matson, Inc. in 2012. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Activity in the Company’s stock option plans in 2015 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,124.6	$18.84
Exercised	(23.9)	$20.16
Outstanding, March 31, 2015	1,100.7	$18.81	4.3	$26,600
Exercisable, March 31, 2015	1,100.7	$18.81	4.3	$26,600

The following table summarizes non-vested restricted stock unit activity through March 31, 2015 (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2015	279.0	$33.76
Granted	109.5	$40.76
Vested	(111.6)	$32.34
Canceled	(0.3)	$39.59
Outstanding, March 31, 2015	276.6	$37.10

A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents market-based awards that cliff vest after two or three years, provided that the total shareholder return of the Company’s common stock over the relevant measurement period meets or exceeds pre-defined levels of relative total shareholder returns of the Standard & Poor’s MidCap 400 index and the Russell 2000 index.

The fair value of the Company’s time-based awards is determined using the Company’s stock price on the date of grant. The fair value of the Company’s market-based awards is estimated using the Company’s stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted average assumptions:

	2015 Grants	2014 Grants
Volatility of A&B common stock	29.5%	25.4%
Average volatility of peer companies	34.2%	27.3%
Risk-free interest rate	0.7%	0.4%

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended
	March 31,
	2015	2014
Share-based expense (net of estimated forfeitures):
Stock options	$—	$0.2
Restricted stock units	1.2	1.0
Total share-based expense	1.2	1.2
Total recognized tax benefit	(0.3)	(0.3)
Share-based expense (net of tax)	$0.9	$0.9

(8)
Discontinued Operations.  In the first quarter of 2015, the Company sold a 46,500 square foot retail property in Colorado that was not classified as discontinued operations pursuant to Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). The Company sold a retail property on Maui whose revenues and expenses were classified as discontinued operations because the sale met the conditions for classification as discontinued operations for 2014.

The revenue, operating profit, income tax expense and after-tax effects of sales treated as discontinued operations were as follows (in millions):

	Quarter Ended
	March 31,
	2015	2014
Proceeds from the sale of income-producing properties	$—	$70.1
Real estate leasing revenue	—	0.3
	$—	$70.4

Gain on sale of income-producing properties	$—	$55.9
Real estate leasing operating profit	—	0.3
Total operating profit before taxes	—	56.2
Income tax expense	—	21.9
Income from discontinued operations	$—	$34.3

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

The components of net periodic benefit cost recorded for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Service cost	$0.8	$0.7	$—	$0.1
Interest cost	2.3	1.9	0.2	0.1
Expected return on plan assets	(2.7)	(2.7)	—	—
Amortization of prior service credit	(0.2)	(0.2)	—	—
Amortization of net loss	1.0	1.9	0.1	0.1
Net periodic benefit cost	$1.2	$1.6	$0.3	$0.3

(10)	New Accounting Pronouncements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements.

(11)	Accumulated Other Comprehensive Income. The changes in accumulated other comprehensive income by component for the three months ended March 31, 2015 were as follows (in millions, net of tax):

Pension and Postretirement Plans
Three Months Ended March 31, 2015
Beginning balance	$44.4
Amounts reclassified from accumulated other comprehensive income, net of tax	(0.5)
Ending balance	$43.9

The reclassifications of other comprehensive income components out of accumulated other comprehensive income for the three and three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2015	2014
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	$1.1	1.9
Prior service credit*	(0.3)	(0.3)
Total before income tax	0.8	1.6
Income taxes	(0.3)	(0.6)
Other comprehensive income net of tax	$0.5	$1.0

*	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

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

The company is subject to taxation by the United States and various state and local jurisdictions. As of March 31, 2015, the Company’s tax years 2012 and 2013 are open to examination by the tax authorities. In addition, tax years 2011 and 2012, for which the Company was included in the consolidated tax group with Matson, are open to examination by the tax authorities in the company’s material jurisdictions. In addition, the 2010 tax year is also open to examination by California. The Company is not currently under examination by any tax authorities.

(13)
Investment in Affiliates. At March 31, 2015, investments in affiliates consisted principally of equity investments in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The Company’s operating results include its share of net earnings from its equity method investments. For the three months ended March 31, 2015, the financial results reported by a significant joint venture were $242.3 million for operating revenue and $32.2 million for operating income, income from continuing operations, and net income.

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

As of March 31, 2015, the Company had a gross notional amount of $19.9 million related to interest rate swaps that were assumed in connection with 2013 acquisitions, in which the floating rates were swapped for fixed rates. The table below presents the fair value of derivative financial instruments, which are included in Other non-current liabilities in the condensed consolidated balance sheets (in millions):

	As of March 31,	As of December 31,
	2015	2014
Interest rate swap liability - floating to fixed rate	$3.0	$2.9
The amount of expense the Company recorded in Interest income and other in the condensed consolidated statements of income for the change in the fair values of the interest rate swaps was not material in 2014 or 2015.

(15)	Segment Results. Segment results for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended March 31,

	2015	2014
Revenue:
Real Estate[1]:
Leasing	$32.7	$31.2
Development and sales	36.5	71.0
Less amounts reported in discontinued operations	—	(70.4)
Materials and construction	56.9	50.1
Agribusiness	28.9	12.9
Reconciling item[2]	(4.3)	—
Total revenue	$150.7	$94.8
Operating Profit, Net Income:
Real Estate[1]:
Leasing	$13.2	$11.8
Development and sales	32.0	52.3
Less amounts reported in discontinued operations	—	(56.2)
Materials and construction	7.2	3.4
Agribusiness	1.9	3.0
Total operating profit	54.3	14.3
Interest expense	(7.1)	(7.2)
General corporate expenses	(5.6)	(5.2)
Reduction in KRS II carrying value	(0.1)	—
Income from continuing operations before income taxes	41.5	1.9
Income tax expense	15.6	0.8
Income from continuing operations	25.9	1.1
Income from discontinued operations (net of income taxes)	—	34.3
Net income	25.9	35.4
Income attributable to noncontrolling interest	(0.6)	(0.4)
Net income attributable to A&B	$25.3	$35.0

[1]	Prior year amounts recast for amounts treated as discontinued operations.

[2]
Represents the deduction of revenue from the sale of a 46,500 square foot retail property in Colorado that is classified as "Gain on sale of improved property" in the Condensed Consolidated Statements of Income, but reflected as revenue for segment reporting purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the condensed consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

Alexander & Baldwin, Inc. (“A&B” or the “Company”), from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K and other filings with the SEC. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three months ended March 31, 2015 and 2014.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the three months ended March 31, 2015 and 2014, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

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

Materials and Construction: The Materials and Construction segment performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells construction materials; provides and sells various construction- and traffic-control-related products.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – First quarter of 2015 compared with 2014

	Quarter Ended March 31,
(dollars in millions)	2015	2014	Change
Operating revenue	$150.7	$94.8	59.0%
Operating costs and expenses	126.2	84.8	48.8%
Operating income	24.5	10.0	145.0%
Other income and (expense)	17.0	(8.1)	NM
Income from continuing operations before income taxes	41.5	1.9	22X
Income tax expense	15.6	0.8	20X
Discontinued operations (net of income taxes)	—	34.3	(100.0)%
Net income	25.9	35.4	(26.8)%
Income attributable to noncontrolling interest	(0.6)	(0.4)	50.0%
Net income attributable to A&B	$25.3	$35.0	(27.7)%

Basic earnings per share attributable to A&B	$0.52	$0.72	(27.8)%
Diluted earnings per share attributable to A&B	$0.51	$0.71	(28.2)%

Consolidated operating revenue for the first quarter of 2015 increased $55.9 million, or 59.0 percent, compared to the first quarter of 2014. This increase was principally due to $31.4 million in higher Development and Sales revenue, $16.0 million in higher Agribusiness revenues, $6.8 million in higher revenue from Materials and Construction, and $1.7 million in higher Real Estate Leasing revenue. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first quarter of 2015 increased $41.4 million, or 48.8 percent, compared to the first quarter of 2014, due principally to $21.4 million in higher Real Estate Development and Sales cost, $17.0 million in higher Agribusiness costs, $3.7 million in higher Materials and Construction cost, and $1.2 million in higher selling, general and administrative costs, principally related to higher professional service fees and employee compensation and benefit expenses. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) was $17.0 million in the first quarter of 2015 compared to $(8.1) million in the first quarter of 2014. The change in other income and (expense) was primarily due to a $25.6 million increase in earnings from joint ventures, primarily related to the closing of unit sales at Waihonua, a high-rise condominium project in Honolulu.

Income taxes and the effective tax rate on income from continuing operations for the first quarter of 2015 was higher compared to the first quarter of 2014 due to higher income from continuing operations in 2015 and a greater impact of non-deductible expenses on lower 2014 income from continuing operations. Total income tax expense for the first quarter of 2014 was $22.6 million and included $21.9 million of income tax expense related to discontinued operations.

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

Real Estate Leasing – First quarter of 2015 compared with 2014

	Quarter Ended March 31,
(dollars in millions)	2015	2014	Change
Real estate leasing segment revenue	$32.7	$31.2	4.8%
Real estate leasing segment operating costs and expenses	(19.2)	(19.0)	1.1%
Selling, general and administrative	(0.5)	(0.5)	—%
Other income	0.2	0.1	100.0%
Real estate leasing operating profit	$13.2	$11.8	11.9%
Operating profit margin	40.4%	37.8%
Net Operating Income*	20.9	19.6	6.6%
Leasable Space (million sq. ft.)
Hawaii - improved	2.6	2.4
Mainland - improved	2.5	2.5
Total improved	5.1	4.9
Hawaii urban ground leases (acres)	115	116

*	Refer to page 19 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing revenue for the first quarter of 2015, before subtracting amounts presented as discontinued operations, was 4.8 percent higher than 2014, primarily due to increases in same-store revenue, but was also due to the addition of the 204,400-square-foot Kaka'ako Commerce Center to the portfolio in December 2014.

Operating profit and net operating income for the first quarter of 2015 were 11.9 percent and 6.6 percent higher, respectively, than 2014 due to the same factors cited for the revenue increase. Tenant improvement costs and leasing commissions were $1.9 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the quarter ended March 31, 2015 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	94%	91%	94%
Industrial	96%	100%	98%
Office	82%	89%	88%
Total	94%	94%	94%

Improved leasable space increased in the first quarter of 2015, compared with the first quarter of 2014. The table below identifies sales and acquisitions between April 1, 2014 and March 31, 2015:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
3-15	Wilshire Shopping Center	46,500	12-14	Kaka'ako Commerce Center	204,400

	Total Dispositions	46,500		Total Improved Acquisitions	204,400

Same-store occupancy in the first quarter of 2015 was 94%, compared to 93% in 2014, due primarily to higher Mainland occupancy at three office properties in California and Texas. "Same-store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.

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

Reconciliation of Real Estate Leasing Operating Profit to NOI

	Three Months Ended March 31,
(In Millions, Unaudited)	2015	2014

Real Estate Leasing segment operating profit before discontinued operations	$13.2	$11.8
Less amounts reported in discontinued operations (pre-tax)	—	(0.3)
Real Estate Leasing segment operating profit after subtracting discontinued operations	13.2	11.5
Adjustments:
Depreciation and amortization	7.2	7.1
Straight-line lease adjustments	(0.6)	(0.5)
General and administrative expenses	1.1	1.2
Discontinued operations	—	0.3
Real Estate Leasing segment NOI	$20.9	$19.6

Real Estate Development and Sales – First quarter of 2015 compared with 2014

	Quarter Ended March 31,
(dollars in millions)	2015	2014	Change
Improved property sales revenue	$4.3	$70.1	(93.9)%
Development sales revenue	23.2	—	NM
Unimproved/other property sales revenue	9.0	0.9	10X
Total Real Estate Development and Sales segment revenue	36.5	71.0	(48.6)%
Cost of Real Estate Development and Sales	(24.6)	(14.1)	74.5%
Operating expenses	(3.8)	(4.0)	(5.0)%
Earnings (losses) from joint ventures	22.8	(0.9)	NM
Other income	1.1	0.3	4X
Total Real Estate Development and Sales operating profit	$32.0	$52.3	(38.8)%

First quarter 2015: Real Estate Development and Sales revenue and operating profit were $36.5 million and $32.0 million, respectively, and were principally related to the sales of a 4-acre parcel at Maui Business Park, two Kahala Avenue parcels, a 46,500-square-foot retail property in Colorado, a non-core parcel on Maui and a vacant parcel in Santa Barbara, California. Proceeds from the sale of the retail property in Colorado were used to partially fund the December 2014 purchase of the 204,400-square-foot Kaka'ako Commerce Center. Operating profit also included the following joint venture unit sales: all

328 remaining units at the 340-unit Waihonua condominium on Oahu (12 units closed in December 2014), two units at Ka Milo on Hawaii Island, the last unit at Kai Malu at Wailea on Maui, and three units at Kukui’ula on Kauai, partially offset by joint venture expenses.

First quarter 2014: Real Estate Development and Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $71.0 million and $52.3 million, respectively, and were principally related to the sale of the 185,700-square-foot Maui Mall and recognition of deferred revenue associated with the sale of three Mainland retail properties in the fourth quarter of 2013, and two non-core Maui land sales. Operating profit also included two non-core Maui land sales and five joint venture unit sales, that were more than offset by joint venture expenses.

Real Estate Discontinued Operations – First quarter of 2015 compared with 2014

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended March 31,
	2015	2014
Proceeds from the sale of income-producing properties	$—	$70.1
Real Estate Leasing revenue	—	0.3
Total	—	70.4

Gain on sale of income-producing properties	—	55.9
Real Estate Leasing operating profit	—	0.3
Total operating profit before taxes	—	56.2
Income tax expense	—	21.9
Income from discontinued operations	$—	$34.3

2015:  In the first quarter of 2015, the Company sold a 46,500 square foot retail property in Colorado, which was not classified as discontinued operations pursuant to Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").

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

MATERIALS AND CONSTRUCTION
Materials and Construction - First quarter of 2015 compared with 2014

	Quarter Ended March 31,
(dollars in millions)	2015	2014	Change
Revenue	$56.9	$50.1	13.6%
Operating profit	$7.2	$3.4	111.8%
Operating profit margin	12.7%	6.8%
Depreciation and amortization	$2.9	$4.2	(31.0)%
Aggregate used and sold (tons in thousands)	235.0	145.4	61.6%
Asphaltic concrete placed (tons in thousands)	116.4	108.9	6.9%
Backlog[1] at period end	$206.1	$257.4	(19.9)%

[1]
Backlog represents the amount of revenue that Grace and Maui Paving, LLC, a 50-percent-owned non-consolidated affiliate, expect to realize on contracts awarded, primarily related to asphalt paving and, to a lesser extent, Grace’s consolidated revenue from its construction- and traffic-control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at March 31, 2015 and 2014 were $30.2 million and $38.1 million, respectively.

Materials and Construction revenue was $56.9 million for the first quarter of 2015 and was primarily attributable to increased material sales and improved weather conditions compared to last year that led to increased paving activity. Revenue reflected approximately 235,000 tons of aggregate used and sold and 116,400 tons of asphaltic concrete placed. Backlog at the end of March 31, 2015 was $206.1 million, compared to $219.4 million as of December 31, 2014. Backlog declined from year-end due to the timing of The City and County of Honolulu bid award activity. Materials and Construction revenue was $50.1 million for the first quarter of 2014 and reflects 145,400 tons of aggregate used and sold and 108,900 tons of asphaltic concrete placed.
Operating profit was $7.2 million for the first quarter of 2015, compared to $3.4 million for the first quarter of 2014. The increase in operating profit related principally to increased material sales and paving activity described above. Operating profit margin for the first quarters of 2015 and 2014, were 12.7 percent and 6.8 percent, respectively.
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

Agribusiness – First quarter of 2015 compared with 2014

	Quarter Ended March 31,
(dollars in millions)	2015	2014	Change
Revenue	$28.9	$12.9	124.0%
Operating profit	$1.9	$3.0	(36.7)%
Operating profit margin	6.6%	23.3%
Tons sugar produced	3,200	1,400	128.6%
Tons sugar sold (raw and specialty sugar)	37,100	2,400	15X

Agribusiness revenue for the first quarter of 2015 increased $16.0 million, or 124.0 percent, compared to the first quarter of 2014. The increase was primarily due to one completed bulk shipment of raw sugar in the first quarter of 2015, while there was no bulk shipment in the first quarter of 2014. This increase was partially offset by $2.2 million lower power revenues resulting from a contractual reduction in power supplied by HC&S to Maui Electric Company (MECO) during peak hours, a reduction in pricing for power sold to MECO, and a lower volume of hydro power delivered on Kauai due to a decrease in rainfall compared to the first quarter of last year.

Operating profit for the first quarter of 2015 decreased $1.1 million compared to the first quarter of 2014. The decrease was principally due to $2.0 in lower power margins, partially offset by $0.8 million in higher raw sugar and molasses margins due to lower terminal and related operating costs and higher molasses sales volume.

Sugar production for the first quarter of 2015, while modest due to the mid-March start of the harvest, was 129 percent higher than the first quarter of 2014. However, both periods were impacted by poor weather that delayed the start of the harvest. Weather-related challenges continue to impact the harvest, resulting in sugar production levels that are substantially behind schedule. Sugar volume sold in the first quarter of 2015 was significantly higher than last year, due to the raw sugar shipment delivered in the quarter as compared to no raw sugar deliveries in last year's first quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs have historically been to support working capital requirements and fund capital expenditures and real estate developments. A&B’s principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and borrowing capacity under its various credit facilities.
A&B’s operating income is generated by its subsidiaries. There are no material restrictions on the ability of A&B’s subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may enter into acquisitions or joint ventures or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K.
Cash Flows: Cash flows from operating activities totaled $26.8 million for the first three months of 2015, compared to cash flows used in operating activities of $29.4 million for the first three months of 2014. The increase in cash flows from operating activities was primarily due to higher proceeds from real estate development sales and distributions from joint ventures.

Cash flows from investing activities totaled $23.4 million for the first quarter of 2015, compared with $57.5 million in the first quarter of 2014. The decrease in cash flows from investing activities was due to lower proceeds from the disposal of property in 2015, as compared to the proceeds received in 2014 from the sale of a commercial property on Maui.

Capital expenditures for the first quarter of 2015 totaled $8.6 million compared with $8.5 million for the first quarter of 2014. Net cash flows used in investing activities for capital expenditures were as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change
Quarrying and paving	$1.6	$2.4	(33.3)%
Commercial real estate property improvements	1.8	3.3	(45.5)%
Tenant improvements	1.7	0.7	142.9%
Agribusiness and other	3.5	2.1	66.7%
Total capital expenditures*	$8.6	$8.5	1.2%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in condensed consolidated statement of cash flows as operating activities.

Cash flows used in financing activities were $49.6 million for the first quarter of 2015, compared with $25.9 million used in financing activities during the first quarter of 2014. The increase in cash flows used in financing activities was principally due to payments on the Company's revolving credit facility in the quarter.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and quarry and sugar inventory, totaled $99.0 million at March 31, 2015, a decrease of $17.6 million from December 31, 2014. The decrease was due primarily to a $17.0 million decrease in sugar inventories resulting from a completed raw sugar delivery in the quarter, partially offset by a $2.3 million increase in receivables.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt as of March 31, 2015 was $660.8 million compared to $706.0 million at the end of 2014. The decrease in debt during the first quarter of 2015 was principally due to payments on the Company's revolving credit facility. As of March 31, 2015, unused capacity under the Company’s revolving credit facility and its Prudential shelf facility totaled $222.4 million.

Balance Sheet: The Company had working capital of $30.7 million at March 31, 2015, compared to a working capital deficit of $7.1 million at the end of 2014. The change in working capital is principally due to a reduction in deferred revenue related to a completed sugar voyage and decreases in accrued liabilities and accounts payable.

At March 31, 2015, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges: Sales - During the first quarter of 2015, there were $4.6 million of proceeds from a retail center in Colorado and a non-core land sale on Maui that qualified for tax-deferral treatment under Internal Revenue Code Section 1031, which were applied toward the acquisition of Kaka'ako Commerce Center that closed on December 1, 2014. During the first quarter of 2014, approximately $63.1 million of proceeds from the sale of Maui Mall qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases - During the first quarter of 2015 and 2014, the Company made no 1031 acquisitions.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2015, there were no proceeds from tax-deferred sales that had not been designated for reinvestment.

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2015, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

OUTLOOK

All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 17 to 30 of the Company’s 2014 Form 10-K and other filings with the SEC.

There are two primary sources of periodic economic forecasts and data for the State of Hawaii: The University of Hawaii Economic Research Organization (UHERO) and the state’s Department of Business, Economic Development and Tourism (DBEDT). Much of the economic information included herein has been derived from economic reports available on UHERO’s and DBEDT’s websites that provide more complete information about the status of, and forecast for, the Hawaii economy. Information below on Oahu residential re-sales is published by the Honolulu Board of Realtors and Title Guaranty of Hawaii, Incorporated. Information below on the Oahu commercial real estate market is provided by Colliers International (Hawaii). Bankruptcy filing information cited below is published by the U.S. Bankruptcy Court District of Hawaii. Information below on foreclosures is from the Hawaii State Judiciary. Debit and credit card same-store sales activity is provided by First Hawaiian Bank.

The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 3.1 percent in 2015, and is expected to continue to grow at a moderate pace for the next several years.

The primary driver of growth is tourism, which set an all-time record for visitor expenditures and arrivals for a third consecutive year in 2014, and is expected to continue to grow at a modest rate for the next several years. Year-to-date through February 2015, arrivals have increased by 0.8 percent, however expenditures have decreased by 3.3 percent compared to last year.

Construction continues its upward trend. The value of statewide private building permits through March was up 71.1 percent compared to the same period in 2014, led by an increase in commercial/industrial and residential construction permits.

The median resale price for a single family home on Oahu in March 2015 was $700,000, up 6.5 percent compared to last year, and the median resale price of an Oahu condominium was up 8.6 percent at $380,000. Year-to-date through March 2015, the median Oahu single family home price was $676,000, up 3.2 percent compared to last year, and the median resale price of an Oahu condominium was $364,000, up 5.4 percent. For March 2015, days on market were low at 21 days for both homes and condos.

Oahu retail vacancy remained low at 4.3 percent, while asking rents increased 9.2 percent to $3.69 in the first quarter of 2015, compared to last year. First quarter industrial vacancy was 2.1 percent, compared to 2.6 percent in last year's first quarter. Industrial asking rents increased 6.5 percent in the first quarter of 2015, compared to last year. Office vacancy increased modestly in the first quarter of 2015, compared to the first quarter of 2014; however, asking rents improved 5.1 percent over the same comparative period.

Property Type	Vacancy Rate	Average Asking Rent Per Square Foot Per Month (NNN)
Retail	4.3%	$3.69
Industrial	2.1%	$1.15
Office	13.4%	$1.65

The state continues to see positive trends in other economic indicators. Unemployment in March of 2015 was 4.1 percent, down from 4.6 percent in March of 2014, and below the national unemployment rate of 5.5 percent. Hawaii's labor force grew to a record 675,750 in March 2015.

Bankruptcy filings through March 2015 were down by 6.5 percent compared to the same period of 2014. Foreclosures were down 38.4 percent through March 2015 compared to last year. First Hawaiian Bank reported that their debit and credit card same-store sales activity increased 4.6 percent for the quarter over the first quarter of 2014.

The Company's Real Estate Leasing NOI was up 6.6 percent1 in the first quarter due to improvements in same-store performance and the addition of Kaka'ako Commerce Center to the portfolio in December 2014. For 2015, management expects NOI growth of approximately 6 percent to 8 percent due to expectations for improving portfolio occupancy and retail rent growth.

Agribusiness operating profit is dependent on a number of factors, including, but not limited to, the following:

•	Market prices for raw sugar at the time sugar is priced;

•	Total sugar production, which is affected by weather and other factors;

•	The volume, price and timing of molasses sales;

•	The volume and prices at which the Company sells power to the local electric utilities; and

•	Variability in other sources of segment income.
As of May 8, 2015, the Company is roughly one-fifth through its scheduled harvest season and has priced only 28 percent of its projected sugar sales. With myriad variables affecting Agribusiness profitability, and at this early stage of the harvest, future earnings are very difficult to predict. Sugar production is substantially behind schedule due to early and continuing weather-related challenges, and it is unclear whether the Company can improve on its 2014 Agribusiness performance. The Company continues to evaluate alternative business models to reduce the inherent volatility of its Agribusiness earnings.
At the end of March 2015, the Materials and Construction segment had a consolidated backlog2 of $206.1 million, 6.1 percent lower than at the end of 2014 due to the timing of government bid award activity. The City has, however, recently resumed bid activity, and planned federal (military and transportation) and state highways bids are expected to provide additional opportunities to build the backlog as the year progresses.

[1]	Refer to page 19 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

[2]	Refer to page 21 for a discussion of the Company's backlog.

OTHER MATTERS

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s 2014 Form 10-K.

Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2014 Form 10-K.

Dividends: On April 28, 2015, A&B's Board of Directors announced a second-quarter 2015 dividend of $0.05 per share, payable on June 4, 2015 to shareholders on record as of the close of business on May 11, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2014. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As previously disclosed in the Company’s 2014 Form 10-K, in the course of preparing its financial statements for the year ended December 31, 2014, the Company, based on a multi-year evaluation of all of its significant deferred income tax accounts, identified corrections required for prior periods in certain of these accounts and, accordingly, revised its prior period financial statements. These revisions were quantitatively and qualitatively immaterial to the consolidated financial statements taken as whole and had no impact on pre-tax income or on cash flows from operating, investing, or financing activities. However, management concluded that the control deficiency that gave rise to the errors could possibly have, if not identified, resulted in a material misstatement of the deferred income taxes and related income tax expense, and therefore, at December 31, 2014, the Company's disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to the accounting for deferred income taxes.

During the quarter ended March 31, 2015, the Company commenced its remediation efforts, which are further described below. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Because the remediation work related to the accounting for deferred income taxes is ongoing, the Chief Executive Officer, along with the Chief Financial Officer, concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were not effective. As a result, prior to filing its quarterly report on Form 10-Q, additional substantive procedures were performed with the assistance of third-party tax and accounting consultants. Accordingly, management believes that the financial statements included in this 2015 Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b)    Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described below, there were no changes in the Company's internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(c)     Remediation Plan for Material Weakness in Internal Control
In response to the identified control issue, the Company is enhancing its review and related controls over the reconciliation of deferred income taxes through a combination of the following actions, which have been taken or are pending:

•	recruit additional qualified personnel and retain outside consultants to identify and assist with implementation of enhanced tax accounting processes and related internal control procedures

•	provide additional training and education for tax and accounting staff

Management and the Company’s Board of Directors are committed to maintaining a strong internal control environment and believe that these remediation efforts will provide necessary improvements to the Company’s internal controls over the accounting for deferred income taxes. While management believes that implementing controls around the preparation and accounting for deferred income taxes will remediate the material weakness identified, the material weakness in internal control will not be considered fully addressed until the new procedures have been implemented. The Company expects to fully complete the required remedial actions during 2015.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the “Legal Proceedings and Other Contingencies” section in Note 3 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - 31, 2015	38,515	$38.92	—	—
Feb 1 - 28, 2015	—	$—	—	—
Mar 1 - 31, 2015	1,660 (1)	$41.51	—	—

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
ITEM 6.  EXHIBITS

10.a.(xvi)
First Amendment to Credit Agreement, dated December 18, 2013, by and among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, Inc., A&B II, LLC, Bank of America, N.A., and First Hawaiian Bank.

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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and three months ended March 31, 2015 and March 31, 2014, (ii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2015 and March 31, 2014, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95.	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	May 8, 2015	/s/ Paul K. Ito
Paul K. Ito
Senior Vice President,
Chief Financial Officer, Treasurer
and Controller

EXHIBIT INDEX

10.a.(xvi)
First Amendment to Credit Agreement, dated December 18, 2013, by and among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, Inc., A&B II, LLC, Bank of America, N.A., and First Hawaiian Bank.

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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014, (ii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2015 and March 31, 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95.	Mine Safety Disclosure