Form 10-Q
period 2015-06-30
Alexander & Baldwin, Inc.
filed 2015-08-07
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of June 30, 2015:     48,871,931

1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts) (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Operating Revenue:
Real estate leasing	$34.8	$31.0	$67.5	$61.9
Real estate development and sales	35.7	21.4	67.9	22.3
Materials and construction	57.4	64.5	114.3	114.7
Agribusiness	25.8	29.8	54.7	42.7
Total operating revenue	153.7	146.7	304.4	241.6
Operating Costs and Expenses:
Cost of real estate leasing	20.9	19.4	40.5	39.0
Cost of real estate development and sales	19.3	11.2	40.7	11.1
Cost of construction contracts and materials	47.6	51.8	93.4	93.9
Costs of agribusiness revenue	30.5	29.2	57.3	39.0
Selling, general and administrative	14.1	12.3	28.7	25.7
Gain on the sale of improved property	—	—	(1.9)	—
Total operating costs and expenses	132.4	123.9	258.7	208.7
Operating Income	21.3	22.8	45.7	32.9
Other Income and (Expense):
Income (loss) related to joint ventures	3.8	0.4	27.8	(1.2)
Reduction in KRS II carrying value	(1.5)	—	(1.6)	—
Interest income and other	0.1	0.7	0.4	1.4
Interest expense	(6.6)	(7.2)	(13.7)	(14.5)
Income From Continuing Operations Before Income Taxes	17.1	16.7	58.6	18.6
Income tax expense	7.0	6.5	22.6	7.3
Income From Continuing Operations	10.1	10.2	36.0	11.3
Income From Discontinued Operations (net of income taxes)	—	—	—	34.3
Net Income	10.1	10.2	36.0	45.6
Income attributable to noncontrolling interest	(0.3)	(1.0)	(0.9)	(1.4)
Net Income Attributable to A&B Shareholders	$9.8	$9.2	$35.1	$44.2

Basic Earnings Per Share:
Continuing operations attributable to A&B shareholders	$0.20	$0.19	$0.72	$0.20
Discontinued operations attributable to A&B shareholders	—	—	—	0.71
Basic - Net income attributable to A&B shareholders	$0.20	$0.19	$0.72	$0.91
Diluted Earnings Per Share:
Continuing operations attributable to A&B shareholders	$0.20	$0.19	$0.71	$0.20
Discontinued operations attributable to A&B shareholders	—	—	—	0.70
Diluted - Net income attributable to A&B shareholders	$0.20	$0.19	$0.71	$0.90

Weighted Average Number of Shares Outstanding:
Basic	48.9	48.7	48.8	48.7
Diluted	49.4	49.3	49.3	49.2
Amounts Attributable to A&B Shareholders:
Income from continuing operations, net of tax	$9.8	$9.2	$35.1	$9.9
Discontinued operations, net of tax	—	—	—	34.3
Net income	$9.8	$9.2	$35.1	$44.2

Cash dividends declared per share	$0.05	$0.04	$0.10	$0.08
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In millions) (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Net Income	$10.1	$10.2	$36.0	$45.6
Other Comprehensive Income:
Defined benefit pension plans:
Net gain (loss) and prior service cost	(0.8)	1.2	(0.8)	1.2
Amortization of prior service credit included in net periodic pension cost	(0.3)	(0.3)	(0.6)	(0.6)
Amortization of net loss included in net periodic pension cost	2.5	0.3	3.6	2.2
Income taxes related to other comprehensive income	(0.6)	(0.4)	(0.9)	(1.1)
Other Comprehensive Income	0.8	0.8	1.3	1.7
Comprehensive Income	$10.9	$11.0	$37.3	$47.3
Comprehensive income attributable to noncontrolling interest	(0.3)	(1.0)	(0.9)	(1.4)
Comprehensive income attributable to A&B	$10.6	$10.0	$36.4	$45.9

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$2.3	$2.8
Accounts and other notes receivable, net	43.8	33.1
Contracts retention	9.5	9.1
Costs and estimated earnings in excess of billings on uncompleted contracts	13.4	15.9
Inventories	79.8	81.9
Real estate held for sale	6.6	2.5
Deferred income taxes	8.3	8.3
Income tax receivable	4.2	6.7
Prepaid expenses and other assets	15.4	15.6
Total current assets	183.3	175.9
Investments in Affiliates	409.5	418.6
Real Estate Developments	179.5	224.0
Property – net	1,286.2	1,301.7
Intangible Assets - net	58.8	63.9
Goodwill	102.3	102.3
Other Assets	50.0	43.5
Total assets	$2,269.6	$2,329.9
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$48.8	$74.5
Accounts payable	35.6	37.6
Billings in excess of costs and estimated earnings on uncompleted contracts	1.8	3.6
Accrued interest	5.5	5.7
Deferred revenue	2.5	16.5
Indemnity holdback related to Grace acquisition	9.3	9.3
Accrued and other liabilities	32.7	35.8
Total current liabilities	136.2	183.0
Long-term Liabilities:
Long-term debt	568.6	631.5
Deferred income taxes	210.9	194.0
Accrued pension and postretirement benefits	53.7	54.8
Other non-current liabilities	51.2	51.8
Total long-term liabilities	884.4	932.1
Commitments and Contingencies (Note 3)
Equity:
Common stock	1,149.2	1,147.3
Accumulated other comprehensive loss	(43.1)	(44.4)
Retained earnings	131.1	101.0
Total A&B Shareholders' equity	1,237.2	1,203.9
Noncontrolling interest	11.8	10.9
Total equity	1,249.0	1,214.8
Total liabilities and equity	$2,269.6	$2,329.9

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from (used in) Operating Activities:	$69.4	$(20.6)
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(20.4)	(19.7)
Capital expenditures related to 1031 commercial property transactions	(1.3)	—
Proceeds from investment tax credits and grants related to Port Allen Solar Farm	—	4.5
Proceeds from disposal of property and other assets	5.1	8.2
Proceeds from disposals related to 1031 commercial property transactions	25.2	71.7
Payments for purchases of investments in affiliates	(18.1)	(9.0)
Proceeds from investments in affiliates	37.2	6.2
Change in restricted cash associated with 1031 transactions	(2.7)	(0.5)
Net cash provided by investing activities	25.0	61.4
Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	51.0	73.0
Payments of long-term debt and deferred financing costs	(136.9)	(43.4)
Proceeds from (payments of) line-of-credit agreements, net	(2.5)	(63.7)
Dividends paid	(4.9)	(3.9)
Distributions to non-controlling interest	(1.1)	—
Proceeds from issuance (repurchase) of capital stock and other, net	(0.5)	0.1
Net cash used in financing activities	(94.9)	(37.9)
Cash and Cash Equivalents:
Net increase (decrease) for the period	(0.5)	2.9
Balance, beginning of period	2.8	3.3
Balance, end of period	$2.3	$6.2

Other Cash Flow Information:
Interest paid	$(14.3)	$(14.8)
Income taxes paid	$(3.6)	$(11.0)
Other Non-cash Information:
Real estate exchanged for note receivable	$—	$3.6
Land contributed into real estate joint venture	$9.6	$—
Capital expenditures included in accounts payable and accrued expenses	$4.8	$3.1

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the six months ended June 30, 2015 and 2014
(In millions) (Unaudited)

	June 30, 2015			June 30, 2014
	A&B Share- holders' Equity	Non- controlling interest	Total	A&B Share- holders' Equity	Non- controlling interest	Total

Beginning balance	$1,203.9	$10.9	$1,214.8	$1,159.8	$8.9	$1,168.7
Net income	35.1	0.9	36.0	44.2	1.4	45.6
Other comprehensive income, net of tax	1.3	—	1.3	1.7	—	1.7
Dividends paid on common stock	(4.9)	—	(4.9)	(3.9)	—	(3.9)
Share-based compensation	2.3	—	2.3	2.4	—	2.4
Shares issued or repurchased, net	(1.0)	—	(1.0)	(1.3)	—	(1.3)
Excess tax benefit from share-based awards	0.5	—	0.5	1.3	—	1.3
Ending balance	$1,237.2	$11.8	$1,249.0	$1,204.2	$10.3	$1,214.5

See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Description of Business. A&B is headquartered in Honolulu and operates four segments: Real Estate Development and Sales; Real Estate Leasing; Agribusiness; and Materials and Construction.

Real Estate Development and Sales: The Real Estate Development and Sales segment generates its revenue through the investment in and development and sale of land and commercial and residential properties in Hawaii and through the sale of properties in the Company's Leasing portfolio.

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

Materials and Construction: The Materials and Construction segment performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells construction materials; and provides and sells various construction- and traffic-control-related products.

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
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest tenth of a million, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

(3)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 10 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, included the following (in millions) as of June 30, 2015:

Standby letters of credit	$12.0
Bonds related to real estate and construction*	$421.5

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

Other than the above items and those described in the Company's 2014 Form 10-K, obligations of the Company’s non-consolidated joint ventures do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.

Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by Hawaiian Commercial & Sugar Company (“HC&S”), a division of A&B that produces raw sugar. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. A third party filed a lawsuit on April 10, 2015 alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status, and that the BLNR unlawfully failed to conduct an environmental assessment for the renewals. The lawsuit seeks a court order voiding the revocable permits and requiring preparation of an environmental assessment of the renewals. If the Company is not permitted to utilize sufficient quantities of stream waters from state lands in East Maui, it would have a material adverse effect on the Company’s sugar-growing operations.

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

Water loss that may result from the Water Commission’s future decisions would impose challenges to the Company’s sugar growing operations. Water loss would result in a combination of future suppression of sugar yields and negative financial impacts on the Company that will only be quantifiable over time. Accordingly, the Company is unable to predict, at this time, the total impact of the water proceedings.

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

On July 1, 2015, a lawsuit was filed against the State of Hawaii and the Director of the Department of Health, alleging that the sugar cane burning permits issued by the State to HC&S were unlawfully issued, and seeking an injunction against the burning of cane. On July 6, 2015, the plaintiffs added the Company as a defendant. If the Company is not permitted or is substantially limited in its ability to burn sugar cane, this would have a material adverse effect on the Company’s sugar operations. The Company will vigorously defend itself in this matter.

A&B is a party to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on A&B’s condensed consolidated financial statements as a whole.

(4)	Earnings Per Share (“EPS”): The following table provides a reconciliation of income from continuing operations to income from continuing operations attributable to A&B (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income from continuing operations, net of tax	$10.1	$10.2	$36.0	$11.3
Noncontrolling interest	(0.3)	(1.0)	(0.9)	(1.4)
Income from continuing operations attributable to A&B shareholders, net of tax	$9.8	$9.2	$35.1	$9.9
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Denominator for basic EPS – weighted average shares	48.9	48.7	48.8	48.7
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.5	0.6	0.5	0.5
Denominator for diluted EPS – weighted average shares	49.4	49.3	49.3	49.2

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

During the three and six month periods ended June 30, 2015 and 2014, there were no anti-dilutive securities outstanding.

(5)
Fair Value of Financial Instruments.  The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money markets funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at June 30, 2015 was $617.4 million and $632.0 million, respectively, and $706.0 million and $729.6 million at December 31, 2014, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

(6)
Inventories.  Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.

Inventories at June 30, 2015 and December 31, 2014 were as follows (in millions):

	June 30, 2015	December 31, 2014
Sugar inventories	$17.2	$23.3
Work in process - sugar	17.2	—
Asphalt	14.3	21.3
Processed rock, portland cement, and sand	13.3	15.7
Work in process	3.2	2.8
Retail merchandise	1.6	1.5
Parts, materials and supplies inventories	13.0	17.3
Total	$79.8	$81.9

(7)
Share-Based Compensation.  Under the 2012 Plan, which provides for grants of equity-based incentive compensation, 4.3 million shares of common stock were initially reserved for issuance and, as of June 30, 2015, 1,277,179 shares of the Company’s common stock remained available for future issuance, which is reflective of a 2.7 million share reduction for outstanding equity awards replaced in the separation transaction from Matson, Inc. in 2012. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

The Company does not currently grant stock options under its share-based equity program. The last grant of options occurred in January 2012. Activity in the Company’s stock option plans in 2015 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,124.6	$18.84
Exercised	(25.9)	$20.13
Outstanding, June 30, 2015	1,098.7	$18.81	4.1	$22,635
Exercisable, June 30, 2015	1,098.7	$18.81	4.1	$22,635

The following table summarizes non-vested restricted stock unit activity through June 30, 2015 (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2015	279.0	$33.76
Granted	124.7	$40.85
Vested	(103.1)	$31.78
Canceled	(25.4)	$35.15
Outstanding, June 30, 2015	275.2	$37.59

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

The fair value of the Company’s time-based awards is determined using the Company’s stock price on the date of grant. The fair value of the Company’s market-based awards is estimated using the Company’s stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted average assumptions:

	2015 Grants	2014 Grants
Volatility of A&B common stock	29.5%	25.4%
Average volatility of peer companies	34.2%	27.3%
Risk-free interest rate	0.7%	0.4%

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Share-based expense (net of estimated forfeitures):
Stock options	$—	$0.1	$—	$0.3
Restricted stock units	1.1	1.1	2.3	2.1
Total share-based expense	1.1	1.2	2.3	2.4
Total recognized tax benefit	(0.3)	(0.3)	(0.6)	(0.7)
Share-based expense (net of tax)	$0.8	$0.9	$1.7	$1.7

(8)
Discontinued Operations. In the first half of 2015, there were no sales that were classified as discontinued operations. In the first half of 2014, the Company sold a retail property on Maui whose revenue and expenses were classified as discontinued operations because the sale met the conditions for classification as discontinued operations for 2014.

The revenue, operating profit, income tax expense and after-tax effects of sales treated as discontinued operations were as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Proceeds from the sale of income-producing properties	$—	$—	$—	$70.1
Real estate leasing revenue	—	—	—	0.3
Total	$—	$—	$—	$70.4

Gain on sale of income-producing properties	$—	$—	$—	$55.9
Real estate leasing operating profit	—	—	—	0.3
Total operating profit before taxes	—	—	—	56.2
Income tax expense	—	—	—	21.9
Income from discontinued operations	$—	$—	$—	$34.3

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

The components of net periodic benefit cost recorded for the three months ended June 30, 2015 and 2014 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Service cost	$0.7	$0.5	$0.1	$—
Interest cost	1.7	2.2	—	0.1
Expected return on plan assets	(2.8)	(2.6)	—	—
Amortization of prior service credit	(0.2)	(0.2)	—	—
Amortization of net loss	2.5	0.1	—	—
Net periodic benefit cost	$1.9	$—	$0.1	$0.1

The components of net periodic benefit cost recorded for the six months ended June 30, 2015 and 2014 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Service cost	$1.5	$1.2	$0.1	$0.1
Interest cost	4.0	4.1	0.2	0.2
Expected return on plan assets	(5.5)	(5.3)	—	—
Amortization of prior service credit	(0.4)	(0.4)	—	—
Amortization of net loss	3.5	2.0	0.1	0.1
Net periodic benefit cost	$3.1	$1.6	$0.4	$0.4

(10)	New Accounting Pronouncements.

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

(11)	Accumulated Other Comprehensive Income. The changes in accumulated other comprehensive income by component for the six months ended June 30, 2015 were as follows (in millions, net of tax):

Pension and Postretirement Plans
Six Months Ended June 30, 2015
Beginning balance	$44.4
Amounts reclassified from accumulated other comprehensive income, net of tax	(1.3)
Ending balance	$43.1

The reclassifications of other comprehensive income components out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2015	2014	2015	2014
Actuarial gain (loss)*	$(0.8)	$1.2	$(0.8)	$1.2
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	$2.5	0.3	$3.6	2.2
Prior service credit*	(0.3)	(0.3)	(0.6)	(0.6)
Total before income tax	1.4	1.2	2.2	2.8
Income taxes	(0.6)	(0.4)	(0.9)	(1.1)
Other comprehensive income net of tax	$0.8	$0.8	$1.3	$1.7

*	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

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

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Application of these provisions will require the Company to file a tax accounting method change with the IRS and record a cumulative adjustment with its 2014 tax return.

The Company is subject to taxation by the United States and various state and local jurisdictions. As of June 30, 2015, the Company’s tax years 2012 (short-year return) and 2013, which were prepared on a standalone basis excluding Matson, are open to examination by the federal and state tax authorities. For tax years in which the Company was included in the consolidated tax group together with Matson, the 2011 and 2012 tax years remain open to examination by the federal and state tax authorities, and in addition the 2010 tax year remains open to examination by California. The Company's 2012 short-year tax return is currently under examination by the IRS.

(13)
Investment in Affiliates. At June 30, 2015, investments in affiliates consisted principally of equity investments in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The Company’s operating results include its share of net earnings from its equity method investments. For the six months ended June 30, 2015, the financial results reported by a significant joint venture were $243.0 million for operating revenue and $32.3 million for operating income, income from continuing operations, and net income.

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
As of June 30, 2015, the Company had a gross notional amount of $19.5 million related to interest rate swaps that were assumed in connection with 2013 acquisitions, in which the floating rates were swapped for fixed rates. The table below presents the fair value of derivative financial instruments, which are included in Other non-current liabilities in the condensed consolidated balance sheets (in millions):

	As of June 30,	As of December 31,
	2015	2014
Interest rate swap liability - floating to fixed rate	$2.6	$2.9
The amount of expense the Company recorded in Interest income and other in the condensed consolidated statements of income for the change in the fair values of the interest rate swaps was not material in 2014 or 2015.

(15)	Segment Results. Segment results for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Revenue:
Real Estate[1]:
Leasing	$34.8	$31.0	$67.5	$62.2
Development and sales	52.4	21.4	88.9	92.4
Less amounts reported in discontinued operations	—	—	—	(70.4)
Materials and construction	57.4	64.5	114.3	114.7
Agribusiness	25.8	29.8	54.7	42.7
Reconciling item[2]	(16.7)	—	(21.0)	—
Total revenue	$153.7	$146.7	$304.4	$241.6
Operating Profit (Loss), Net Income:
Real Estate[1]:
Leasing	$13.9	$12.0	$27.1	$23.8
Development and sales	14.3	7.8	46.3	60.1
Less amounts reported in discontinued operations	—	—	—	(56.2)
Materials and construction	7.0	8.0	14.2	11.4
Agribusiness	(4.7)	0.4	(2.8)	3.5
Total operating profit	30.5	28.2	84.8	42.6
Interest expense	(6.6)	(7.2)	(13.7)	(14.5)
General corporate expenses	(5.3)	(4.3)	(10.9)	(9.5)
Reduction in KRS II carrying value	(1.5)	—	(1.6)	—
Income from continuing operations before income taxes	17.1	16.7	58.6	18.6
Income tax expense	7.0	6.5	22.6	7.3
Income from continuing operations	10.1	10.2	36.0	11.3
Income from discontinued operations (net of income taxes)	—	—	—	34.3
Net income	10.1	10.2	36.0	45.6
Income attributable to noncontrolling interest	(0.3)	(1.0)	(0.9)	(1.4)
Net income attributable to A&B	$9.8	$9.2	$35.1	$44.2

[1]	Prior year amounts recast for amounts treated as discontinued operations.

[2]
Represents the deduction of revenue from the sales of a Colorado retail property in March 2015 and a Texas office building in June 2015 that are classified as "Gain on the sale of improved property" in the Condensed Consolidated Statements of Income, but reflected as revenue for segment reporting purposes.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three and six months ended June 30, 2015 and 2014.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the six months ended June 30, 2015 and 2014, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

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

Real Estate Development and Sales: The Real Estate Development and Sales segment generates its revenue through the investment in and development and sale of land and commercial and residential properties in Hawaii and through the sale of properties in the Company's Leasing portfolio.

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

Materials and Construction: The Materials and Construction segment performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells construction materials; and provides and sells various construction- and traffic-control-related products.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Second quarter of 2015 compared with 2014

	Quarter Ended June 30,
(dollars in millions)	2015	2014	Change
Operating revenue	$153.7	$146.7	4.8%
Operating costs and expenses	132.4	123.9	6.9%
Operating income	21.3	22.8	(6.6)%
Other expense	(4.2)	(6.1)	(31.1)%
Income from continuing operations before income taxes	17.1	16.7	2.4%
Income tax expense	7.0	6.5	7.7%
Net income	10.1	10.2	(1.0)%
Income attributable to noncontrolling interest	(0.3)	(1.0)	(70.0)%
Net income attributable to A&B	$9.8	$9.2	6.5%

Basic earnings per share attributable to A&B	$0.20	$0.19	5.3%
Diluted earnings per share attributable to A&B	$0.20	$0.19	5.3%

Consolidated operating revenue for the second quarter of 2015 increased $7.0 million, or 4.8 percent, compared to the second quarter of 2014. This increase was principally due to $14.3 million in higher Development and Sales revenue, $3.8 million in higher Real Estate Leasing revenue, partially offset by $7.1 million in lower revenue from Materials and Construction, and $4.0 million in lower Agribusiness revenue. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the second quarter of 2015 increased $8.5 million, or 6.9 percent, compared to the second quarter of 2014, due principally to $8.1 million in higher Real Estate Development and Sales cost, $1.3 million in higher Agribusiness costs, and $1.8 million in higher selling, general and administrative costs, principally related to higher professional service fees, partially offset by $4.2 million in lower Materials and Construction cost. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) was $(4.2) million in the second quarter of 2015 compared to $(6.1) million in the second quarter of 2014. The change in other income and (expense) was primarily due to a $3.4 million increase in earnings from joint ventures.

Income taxes and the effective tax rate on income from continuing operations for the second quarter of 2015 was higher compared to the second quarter of 2014 due to higher income from continuing operations in 2015 and a greater impact of non-deductible expenses on lower 2014 income from continuing operations.

Consolidated – First half of 2015 compared with 2014

	Six Months Ended June 30,
(dollars in millions)	2015	2014	Change
Operating revenue	$304.4	$241.6	26.0%
Operating costs and expenses	258.7	208.7	24.0%
Operating income	45.7	32.9	38.9%
Other income and (expense)	12.9	(14.3)	NM
Income from continuing operations before income taxes	58.6	18.6	3X
Income tax expense	22.6	7.3	3X
Discontinued operations (net of income taxes)	—	34.3	(100.0)%
Net income	36.0	45.6	(21.1)%
Income attributable to noncontrolling interest	(0.9)	(1.4)	(35.7)%
Net income attributable to A&B	$35.1	$44.2	(20.6)%

Basic earnings per share attributable to A&B	$0.72	0.91	(20.9)%
Diluted earnings per share attributable to A&B	$0.71	0.90	(21.1)%

Consolidated operating revenue for the first half of 2015 increased $62.8 million, or 26.0 percent, compared to the first half of 2014. This increase was principally due to Real Estate Development and Sales revenue, which increased $45.6 million. Agribusiness revenue increased $12.0 million and Real Estate Leasing revenue increased $5.6 million. The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first half of 2015 increased $50.0 million, or 24.0 percent, compared to the first half of 2014, due principally to $29.6 million in higher Real Estate Development and Sales costs, $18.3 million in higher Agribusiness costs, and $3.0 million in higher selling, general and administrative costs, principally attributable to higher professional service fees. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $12.9 million in the first half of 2015, compared to $(14.3) million in the first half of 2014. The change in other income and (expense) was principally due to higher joint venture earnings related to condominium unit sales at Waihonua.

Income taxes in the first half of 2015 were higher than the first half of 2014 due to higher income from continuing operations. The effective tax rate for the first half of 2015 was lower than 2014 due to a reduction in the amount of non-deductible expenses.

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

Real Estate Leasing – Second quarter of 2015 compared with 2014

	Quarter Ended June 30,
(dollars in millions)	2015	2014	Change
Real estate leasing segment revenue	$34.8	$31.0	12.3%
Real estate leasing segment operating costs and expenses	(20.8)	(19.0)	9.5%
Selling, general and administrative	(0.4)	(0.1)	4X
Other income	0.3	0.1	3X
Real estate leasing operating profit	$13.9	$12.0	15.8%
Operating profit margin	39.9%	38.7%
Net Operating Income*	21.4	19.6	9.2%
Leasable Space (million sq. ft.) at period end
Hawaii - improved	2.7	2.4
Mainland - improved	2.3	2.5
Total improved	5.0	4.9
Hawaii urban ground leases (acres)	106	116

*	Refer to page 21 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing revenue for the second quarter of 2015 was 12.3 percent higher than 2014, primarily due to increases in Hawaii same-store rents and the timing of sales and acquisitions. "Same-store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.

Operating profit and net operating income ("NOI") for the second quarter of 2015 were 15.8 percent and 9.2 percent higher, respectively, than 2014 due to the same factors cited for the revenue increase. Tenant improvement costs and leasing commissions were $3.5 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the quarter ended June 30, 2015 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	94%	94%	94%
Industrial	94%	99%	97%
Office	83%	92%	91%
Total	93%	95%	94%

Improved leasable space increased in the second quarter of 2015, compared with the second quarter of 2014. The table below identifies sales and acquisitions between April 1, 2014 and June 30, 2015:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
3-15	Wilshire Shopping Center	46,500	12-14	Kaka'ako Commerce Center	204,400
5-15	San Pedro Plaza	171,900	5-15	Aikahi Shopping Center*	98,000

	Total Dispositions	218,400		Total Improved Acquisitions	302,400
*Leasehold improvements acquired (fee interest was acquired in 2013).

Same-store occupancy in the second quarter of 2015 of 95%,was unchanged compared to 2014.

Real Estate Leasing – First half of 2015 compared with 2014

	Six Months Ended June 30,
(dollars in millions)	2015	2014	Change
Real estate leasing segment revenue	$67.5	$62.2	8.5%
Real estate leasing segment operating costs and expenses	(40.1)	(38.0)	5.5%
Selling, general and administrative	(0.9)	(0.6)	50.0%
Other income	0.6	0.2	3X
Real estate leasing operating profit	$27.1	$23.8	13.9%
Operating profit margin	40.1%	38.3%
Net Operating Income*	42.3	39.2	7.9%

*	Refer to page 21 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing segment revenue for the first half of 2015, before subtracting amounts presented as discontinued operations, was 8.5 percent higher than 2014, primarily due to higher Hawaii same-store rents and the timing of sales and acquisitions activity.

Operating profit and NOI were 13.9 percent and 7.9 percent higher, respectively, for the first half of 2015, as compared to same period last year, for the reasons previously cited for the revenue increase. The increase in operating profit also was partially offset by higher depreciation and amortization expenses resulting from a step-up in asset bases for acquisitions made pursuant to IRS code section 1031. Tenant improvement costs and leasing commissions were $5.4 million and $2.5 million for the first half of 2015 and 2014, respectively.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the six months ended June 30, 2015 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	94%	93%	94%
Industrial	95%	99%	97%
Office	83%	91%	89%
Total	93%	95%	94%

Same store occupancy for the six months ended June 30, 2015 of 95% was unchanged from 2014.

Use of Non-GAAP Financial Measures

The Company presents NOI, which is a non-GAAP measure derived from Real Estate Leasing segment revenue (determined in accordance with GAAP, less straight-line rental adjustments) minus property operating expenses (determined in accordance with GAAP). NOI does not have any standardized meaning prescribed by GAAP, and therefore, may differ from definitions of NOI used by other companies. The Company provides this information to investors as an additional means of evaluating ongoing core operations. NOI should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. NOI is commonly used as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. NOI excludes general and administrative expenses, straight-line rental adjustments, interest income, interest expense, depreciation and amortization, and gains on sales of interests in real estate. The Company believes that the Real Estate Leasing segment's operating profit after discontinued operations is the most directly comparable GAAP measurement to NOI. A reconciliation of Real Estate Leasing segment operating profit to Real Estate Leasing segment NOI is as follows:

Reconciliation of Real Estate Leasing Operating Profit to NOI

	Quarter Ended June 30,		Six Months Ended June 30,
(In Millions, Unaudited)	2015	2014	2015	2014

Real Estate Leasing segment operating profit before discontinued operations	$13.9	$12.0	$27.1	$23.8
Less amounts reported in discontinued operations (pre-tax)	—	—	—	(0.3)
Real Estate Leasing segment operating profit after subtracting discontinued operations	13.9	12.0	27.1	23.5
Adjustments:
Depreciation and amortization	7.2	7.1	14.4	14.2
Straight-line lease adjustments	(0.7)	(0.6)	(1.3)	(1.1)
General and administrative expenses	0.7	1.1	1.8	2.3
Other	0.3	—	0.3	—
Discontinued operations	—	—	—	0.3
Real Estate Leasing segment NOI	$21.4	$19.6	$42.3	$39.2

Real Estate Development and Sales – Second quarter of 2015 compared with 2014

	Quarter Ended June 30,
(dollars in millions)	2015	2014	Change
Improved property sales revenue	$16.7	$—	NM
Development sales revenue	28.7	16.4	75.0%
Unimproved/other property sales revenue	7.0	5.0	40.0%
Total Real Estate Development and Sales segment revenue	52.4	21.4	144.9%
Cost of Real Estate Development and Sales	(36.2)	(11.1)	3X
Operating expenses	(3.8)	(3.6)	5.6%
Earnings from joint ventures	1.8	0.4	5X
Other income	0.1	0.7	(85.7)%
Total Real Estate Development and Sales operating profit	$14.3	$7.8	83.3%

	Six Months Ended June 30,
(dollars in millions)	2015	2014	Change
Improved property sales revenue	$21.0	$70.1	(70.0)%
Development sales revenue	51.9	16.4	3X
Unimproved/other property sales revenue	16.0	5.9	171.2%
Total Real Estate Development and Sales segment revenue	88.9	92.4	(3.8)%
Cost of Real Estate Development and Sales	(60.7)	(25.2)	140.9%
Operating expenses	(7.5)	(7.6)	(1.3)%
Impairment and equity loss related to joint venture investments	—	(0.3)	(100.0)%
	—	—	NM
Earnings (loss) from joint ventures	24.6	(0.5)	NM
Other income	1.0	1.3	(23.1)%
Total Real Estate Development and Sales operating profit	$46.3	$60.1	(23.0)%
Real Estate Development and Sales operating profit margin	64.6%	9.8%

Second quarter 2015: Real Estate Development and Sales revenue and operating profit were $52.4 million and $14.3 million, respectively. Sales included three residential properties on Oahu, a 171,900 square foot office property in Texas, 2.4 acres at Maui Business Park Phase II, and four Maui parcels. Proceeds from the sale of the office property were used to complete the funding of the December 2014 purchase of the 204,400-square-foot Kaka'ako Commerce Center. Operating profit also included the following joint venture unit sales: six units on Kauai and two units on Hawaii Island, partially offset by joint venture expenses.

First half 2015: Real Estate Development and Sales revenue and operating profit, were $88.9 million and $46.3 million, respectively. Sales included five residential properties on Oahu, a 171,900 square-foot office property in Texas, 6.4 acres at Maui Business Park Phase II, five Maui parcels, a vacant 22-acre parcel in Santa Barbara, California, and a 46,500 square-foot retail property in Colorado. Operating profit also included all remaining units at the 340-unit Waihonua condominium on Oahu (12 units closed in December 2014), nine units on Kauai, four units on Hawaii Island, and one unit on Maui, partially offset by joint venture expenses.

Second quarter 2014: Real Estate Development and Sales revenue and operating profit were $21.4 million and $7.8 million, respectively, and were principally related to the sales of three residential lots on Oahu, five non-core land parcels on Maui, and one residential lot on Maui. Operating profit also included the sales of joint venture resort residential units, including four on Hawaii Island and six on Kauai, partially offset by joint venture expenses.

First half 2014: Real Estate Development and Sales revenue and operating profit were $92.4 million and $60.1 million, respectively, and included the lot and parcel sales in the second quarter described above, sale of the 185,700 square-foot Maui Mall and recognition of $6.0 million in deferred revenue associated with the sale of three Mainland retail properties in the fourth quarter of 2013. Operating profit also included the sale of 15 joint venture resort residential units, including eight units on Kauai, one unit on Maui, and six units on Hawaii Island, partially offset by joint venture expenses.

Real Estate Discontinued Operations – 2015 compared with 2014

Income from discontinued operations consisted of the following (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from the sale of income-producing properties	$—	$—	$—	$70.1
Real Estate Leasing revenue	—	—	—	0.3
Total	—	—	—	70.4

Gain on sale of income-producing properties	—	—	—	55.9
Real Estate Leasing operating profit	—	—	—	0.3
Total operating profit before taxes	—	—	—	56.2
Income tax expense	—	—	—	21.9
Income from discontinued operations	$—	$—	$—	$34.3

2015:  There were no sales in 2015 that were classified as discontinued operations pursuant to Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").

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

MATERIALS AND CONSTRUCTION
Materials and Construction - Second quarter of 2015 compared with 2014

	Quarter Ended June 30,
(dollars in millions)	2015	2014	Change
Revenue	$57.4	$64.5	(11.0)%
Operating profit	$7.0	$8.0	(12.5)%
Operating profit margin	12.2%	12.4%
Depreciation and amortization	$3.0	$4.4	(31.8)%
Aggregate used and sold (tons in thousands)	234.4	167.5	39.9%
Asphaltic concrete placed (tons in thousands)	115.5	149.4	(22.7)%
Backlog[1] at period end	$251.4	$249.2	0.9%

[1]
Backlog represents the amount of revenue that Grace (and consolidated subsidiaries) and Maui Paving, LLC, a 50-percent-owned non-consolidated affiliate, expect to realize on contracts awarded, primarily related to asphalt paving and, to a lesser extent, Grace’s consolidated revenue from its construction- and traffic-control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at June 30, 2015 and 2014 were $25.0 million and $43.7 million, respectively.

Materials and Construction revenue for the second quarter of 2015 decreased $7.1 million, or 11.0%, compared to the second quarter of 2014 and was primarily attributable to a reduction in the price of asphalt sold due to the decline in oil prices, as well as lower paving activity due to the timing of projects, partially offset by higher aggregate sales. Revenue reflected approximately 234.4 tons of aggregate used and sold and 115.5 tons of asphaltic concrete placed. Backlog at the end of June 30, 2015 was $251.4 million, compared to $219.4 million as of December 31, 2014. Backlog increased from year-end due primarily to the timing of government bid award activity. Materials and Construction revenue was $64.5 million for the second quarter of 2014 and reflects 167.5 tons of aggregate used and sold and 149.4 tons of asphaltic concrete placed.
Operating profit was $7.0 million for the second quarter of 2015, compared to $8.0 million for the second quarter of 2014. The decrease in operating profit was principally related to lower asphalt pricing and paving activity described above.
Materials and Construction - First half of 2015 compared with 2014

	Six Months Ended June 30,
(dollars in millions)	2015	2014	Change
Revenue	$114.3	$114.7	(0.3)%
Operating profit	$14.2	$11.4	24.6%
Operating profit margin	12.4%	9.9%
Depreciation and amortization	$5.8	$8.6	(32.6)%
Aggregate used and sold (tons in thousands)	469.5	312.9	50.0%
Asphaltic concrete placed (tons in thousands)	231.9	258.3	(10.2)%
Materials and Construction revenue was $114.3 million for the first half of 2015, slightly lower than the first half of 2014. Revenue reflected approximately 469.5 tons of aggregate used and sold and 231.9 tons of asphaltic concrete placed. Materials and Construction revenue was $114.7 million for the first half of 2014 and reflects 312.9 tons of aggregate used and sold and 258.3 tons of asphaltic concrete placed.
Operating profit was $14.2 million for the first half of 2015, compared to $11.4 million for the first half of 2014. The increase in operating profit related principally to increased paving efficiencies and increased aggregate and other construction-related material sales.

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

Agribusiness – Second quarter of 2015 compared with 2014

	Quarter Ended June 30,
(dollars in millions)	2015	2014	Change
Revenue	$25.8	$29.8	(13.4)%
Operating profit (loss)	$(4.7)	$0.4	NM
Operating profit margin	NM	1.3%
Tons sugar produced	53,000	46,900	13.0%
Tons sugar sold (raw and specialty sugar)	30,900	38,800	(20.4)%

Agribusiness revenue for the second quarter of 2015 decreased $4.0 million, or 13.4 percent, compared to the second quarter of 2014. The decrease was primarily due to $2.7 million lower power revenue in the second quarter of 2015, as compared to the second quarter of 2014, resulting principally from a contractual reduction in power supplied by HC&S to Maui Electric Company (MECO) during peak hours, and a reduction in pricing for power sold to MECO. Combined raw and specialty sugar revenues were also $0.9 million lower due to lower volume sold, primarily due to a reduction in per voyage load capacity of the Company's sugar vessel. The Company's sugar vessel was retrofitted during the off-season to carry molasses in addition to raw sugar, which lowers the per voyage tonnage capacity of raw sugar transported by 25 percent per voyage, but also reduces molasses transportation costs. The total number of sugar voyages is expected to increase from the previous four to five annual voyages to six to seven annual combined sugar and molasses voyages, which will affect future timing of the recognition of raw sugar revenue compared to previous quarters.

Operating profit for the second quarter of 2015 decreased $5.1 million compared to the second quarter of 2014. The decrease was principally due to the second quarter 2014 sale of land previously used in the Kauai trucking operations and lower power margin, primarily due to lower volume and prices on Maui, partially offset by lower vessel costs.

Tons of sugar produced for the second quarter of 2015 was 13 percent higher than the second quarter of 2014 due to an increase in the number of acres harvested. However, yields (tons of sugar per acre) continue to be negatively impacted by poor weather conditions, resulting in sugar production levels that are substantially behind schedule. Sugar volume sold in the second quarter of 2015 was lower than last year, due to the molasses tank retrofit described above.

Agribusiness – First half of 2015 compared with 2014

	Six Months Ended June 30,
(dollars in millions)	2015	2014	Change
Revenue	$54.7	$42.7	28.1%
Operating profit (loss)	$(2.8)	$3.5	NM
Operating profit margin	NM	8.2%
Tons sugar produced	56,200	48,300	16.4%
Tons sugar sold (raw and specialty sugar)	68,000	41,200	65.0%

Agribusiness revenue for the first half of 2015 increased $12.0 million, or 28.1 percent, compared with the first half of 2014. The increase was due to an additional raw sugar voyage in 2015 as compared to 2014, and higher sugar prices, partially offset by lower power revenue.

Operating profit for the first half of 2015 decreased $6.3 million compared to the first half of 2014. The decrease was primarily due to lower power margins, resulting from lower power sold at lower prices, and the 2014 land sale described previously.

Year-to-date tons of sugar produced was 16.4 percent higher in 2015 than in 2014, due to an increase in the number of acres harvested but, as mentioned above, is substantially behind schedule. Sugar volume sold was 65.0 percent higher for the same period, primarily due to one additional raw sugar voyage completed year to date as compared to 2014.

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
Cash Flows: Cash flows from operating activities totaled $69.4 million for the first six months of 2015, compared to cash flows used in operating activities of $20.6 million for the first six months of 2014. The increase in cash flows from operating activities was primarily due to higher proceeds from real estate development sales and distributions from joint ventures.

Cash flows from investing activities totaled $25.0 million for the first half of 2015, compared with $61.4 million in the first half of 2014. The decrease in cash flows from investing activities was primarily due to higher proceeds received in 2014 from the sale of a commercial property on Maui and an increase in investments in affiliates in 2015, partially offset by higher proceeds from joint venture investments in 2015.

Capital expenditures for the first half of 2015 totaled $20.4 million compared with $19.7 million for the first half of 2014. Net cash flows used in investing activities for capital expenditures were as follows:

	Six Months Ended June 30,
(dollars in millions)	2015	2014	Change
Quarrying and paving	$2.9	$7.1	(59.2)%
Commercial real estate property improvements	5.2	5.8	(10.3)%
Tenant improvements	4.3	1.5	186.7%
Agribusiness and other	8.0	5.3	50.9%
Total capital expenditures*	$20.4	$19.7	3.6%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in condensed consolidated statement of cash flows as operating activities.

Cash flows used in financing activities were $94.9 million for the first half of 2015, compared with $37.9 million used in financing activities during the first half of 2014. The increase in cash flows used in financing activities was principally due to net payments made on the Company's debt facilities.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and quarry and sugar inventory, totaled $110.2 million at June 30, 2015, a decrease of $6.4 million from December 31, 2014. The decrease was due primarily to a $15.0 million decrease in inventories, partially offset by a $10.7 million increase in receivables.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt as of June 30, 2015 was $617.4 million compared to $706.0 million at the end of 2014. The decrease in debt during the first half of 2015 was principally due to payments on the Company's revolving credit facility and, to a lesser extent, the payoff of a $18.8 million, 5.39% mortgage loan on Waianae Mall. As of June 30, 2015, unused amounts under the Company’s revolving credit facility and its Prudential shelf facility totaled $218.9 million.

Balance Sheet: The Company had working capital of $47.1 million at June 30, 2015, compared to a working capital deficit of $7.1 million at the end of 2014. The change in working capital is principally due to a reduction in notes payable as well as the recognition of deferred revenue related to a completed sugar voyage and higher receivable balances.

At June 30, 2015, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges: Sales - During the first half of 2015, there were $20.8 million of proceeds from the sales a retail center in Colorado, an office property in Texas and two non-core land sales on Maui that qualified for tax-deferral treatment under Internal Revenue Code Section 1031, which were applied toward the acquisition of Kaka'ako Commerce Center that closed on December 1, 2014. Additionally, during the second quarter of 2015 there were $1.6 million of proceeds from the sale of a ground lease and non-core land sale on Maui that qualified for tax-deferral treatment under Internal Revenue Code Section 1031, which were applied toward the acquisition of three unimproved parcels on Maui that closed on April 9, 2015. During the second quarter of 2014, approximately $63.1 million of proceeds from the sale of a Maui commercial property qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases - During the second quarter of 2015 and 2014, the Company made no 1031 acquisitions.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2015, there were $2.7 million from tax-deferred sales that had not been designated for reinvestment.

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2015, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

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

The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 2.5 percent in 2015, and is expected to continue to grow at a moderate pace for the next several years.

The primary driver of growth is tourism, which set an all-time record for visitor expenditures and arrivals for a third consecutive year in 2014, and is expected to continue to grow at a modest rate for the next several years. Year-to-date through June 2015, arrivals and expenditures have increased by 4.0 percent and 3.5 percent, respectively, compared to last year.

Construction continues its upward trend. The value of statewide private building permits through May 2015 was up 41.0 percent compared to the same period in 2014, led by an increase in commercial/industrial and residential construction permits.

The median resale price of $700,000 for a single family home on Oahu in June 2015 was consistent with the record set last June, but the median resale price of an Oahu condominium was down 6.0 percent at $338,500. Year-to-date through June 2015, the median Oahu single family home price was $685,000, up 2.3 percent compared to last year, and the median resale price of an Oahu condominium was $358,500, up 2.4 percent. For June 2015, days on market remained low at 18 days for homes and 22 days for condos.

Oahu retail vacancy fell below 4% for the first time in over four years to 3.8 percent, while asking rents increased 9.3 percent to $3.77 in the second quarter of 2015, compared to last year. Second quarter industrial vacancy was 2.0 percent, compared to 2.4 percent in last year's second quarter. Industrial asking rents increased 11.4 percent in the second quarter of 2015, compared to last year. Office asking rents in the second quarter of 2015 improved 3.8 percent over the same comparative period despite a modest decrease in vacancy.

Property Type	Vacancy Rate for the Quarter Ended June 30, 2015	Average Asking Rent Per Square Foot Per Month (NNN) for the Quarter Ended June 30, 2015
Retail	3.8%	$3.77
Industrial	2.0%	$1.17
Office	13.1%	$1.66

The state continues to see positive trends in other economic indicators. Unemployment in June 2015 was 4.0 percent, down from 4.4 percent in June 2014, and below the national unemployment rate of 5.3 percent.

Bankruptcy filings through June 2015 were down by 9.5 percent compared to the same period of 2014. Foreclosures were down 17.5 percent through May 2015 compared to last year. First Hawaiian Bank reported that its debit and credit card same-store sales activity increased 6.3 percent for the second quarter of 2015 compared to the second quarter of 2014.

The Company's Real Estate Leasing NOI was up 7.9 percent1 for the first half of 2015 due to improvements in Hawaii same-store performance and the timing of acquisitions and dispositions. The Company projects the full-year 2015 NOI will approximate the growth rate for the first half of 2015.

Agribusiness operating profit is dependent on a number of factors, including, but not limited to, the following:

•	Market prices for raw sugar at the time sugar is priced;

•	Total sugar production, which is affected by weather and other factors;

•	The volume, price and timing of molasses sales; and

•	The volume and prices at which the Company sells power to the local electric utilities.

Extremely poor weather conditions experienced in the first quarter of 2015 have continued, and sugar production is well behind where it was expected to be at this point in the harvest.  Power margins also have been significantly lower than anticipated, as the drop in fuel prices has reduced the price the local utility pays the Company for power. With only about half of the harvest season completed, and given the unpredictable weather patterns, it is very difficult to forecast full-year sugar production. If the Company is unable to meet its full-year production goals and power prices remain low, the Agribusiness segment is likely to generate a full-year 2015 loss above last year’s loss. The Company continues to explore ways to improve its sugar production and pricing, and also is actively looking at various alternative business models. While the Company is making progress in its efforts, the analysis is a significant and complex undertaking that will require additional time to complete.

At the end of June 2015, the Materials and Construction segment had a consolidated backlog2 of $251.4 million, 22.0 percent higher than at the end of March 2015 due to the increase in government bid activity and the dollar amount of bids won. The long-term outlook for Materials and Construction remains positive.

[1]	Refer to page 21 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

[2]	Refer to page 24 for a discussion of the Company's backlog.

OTHER MATTERS

Officer and Management Changes: The A&B Board of Directors appointed A&B President Christopher J. Benjamin to the position of chief executive officer, effective January 1, 2016, succeeding Chairman and Chief Executive Officer Stanley M. Kuriyama, who will retire after 6 years as CEO. Kuriyama will continue to serve A&B as executive chairman of the A&B board. The A&B Board of Directors also appointed A&B Properties, Inc. Senior Vice President Lance K. Parker to the position of president of A&B Properties, Inc., effective September 1, 2015, succeeding Benjamin.

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

Dividends: On July 28, 2015, A&B's Board of Directors announced a third-quarter 2015 dividend of $0.05 per share, payable on September 3, 2015 to shareholders on record as of the close of business on August 10, 2015.

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

During the three months ended June 30, 2015, the Company continued to make progress on a number of remediation efforts to address the control deficiency. These activities are further described below. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Because the remediation work related to the accounting for deferred income taxes is ongoing, the Chief Executive Officer, along with the Chief Financial Officer, concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were not effective. As a result, prior to filing its quarterly report on Form 10-Q, additional substantive procedures were performed with the assistance of third-party tax and accounting consultants. Accordingly, management believes that the financial statements included in this 2015 Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b)    Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described below, there were no changes in the Company's internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
(c)     Remediation Plan for Material Weakness in Internal Control
In response to the identified control issue, the Company is enhancing its review and related controls over the reconciliation of deferred income taxes through a combination of the following actions, which have been taken or are pending:

•
Design and implement additional controls over the accounting for deferred income taxes: The Company has designed and implemented additional accounting process and internal control procedures related to the accounting for deferred income taxes, such as an improved tax provision model, additional reconciliations, and enhanced review of deferred income tax balances.

•
Recruit additional qualified personnel and retain outside consultants to identify and assist with implementation of enhanced tax accounting processes and related internal control procedures: The Company has retained external consultants to assist the Company in developing revised control processes and procedures related to the accounting for deferred taxes, which has been completed. The Company is in the process of finalizing employment agreements with qualified personnel.

•
Provide additional training and education for tax and accounting staff: The Company has conducted additional training and education and will continue to support professional training for tax and accounting staff.

Management and the Company’s Board of Directors are committed to maintaining a strong internal control environment and believe that these remediation efforts will provide the necessary improvements to the Company’s internal controls over the accounting for deferred income taxes to remediate the material weakness. The redesigned controls and other remediation efforts are expected to be substantially completed by the end of the third quarter. However, the material weakness in internal control related to deferred taxes will not be considered fully remediated until the new procedures have been operating for a sufficient amount of time to evaluate the operating effectiveness of the redesigned controls. Since certain key controls adopted by the Company are performed only on an annual basis, the Company cannot fully conclude on the operating effectiveness of the redesigned controls until these controls are performed and tested in early 2016 for the 2015 annual period.

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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, (v) Condensed Consolidated Statements of Equity for the six months ended June 30, 2015 and June 30, 2014, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95.	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	August 7, 2015	/s/ Paul K. Ito
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, (v) Condensed Consolidated Statements of Equity for the six months ended June 30, 2015 and June 30, 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95.	Mine Safety Disclosure