Form 10-Q
period 2015-09-30
Alexander & Baldwin, Inc.
filed 2015-11-06
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of September 30, 2015:     48,875,225

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts) (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Operating Revenue:
Real estate leasing	$33.0	$31.3	$100.5	$93.2
Real estate development and sales	19.9	18.2	87.8	40.5
Materials and construction	51.0	58.4	165.3	173.1
Agribusiness	40.8	45.5	95.5	88.2
Total operating revenue	144.7	153.4	449.1	395.0
Operating Costs and Expenses:
Cost of real estate leasing	20.8	19.6	61.3	58.6
Cost of real estate development and sales	6.7	5.4	47.4	16.5
Cost of construction contracts and materials	40.7	48.0	134.1	141.9
Cost of agribusiness revenue	49.8	52.7	107.1	91.8
Selling, general and administrative	12.6	12.1	41.3	37.9
Gain on the sale of improved property	—	—	(1.9)	—
Total operating costs and expenses	130.6	137.8	389.3	346.7
Operating Income	14.1	15.6	59.8	48.3
Other Income and (Expense):
Income related to joint ventures	2.9	1.5	30.7	0.3
Reduction in KRS II carrying value	(0.1)	(15.1)	(1.7)	(15.1)
Interest income and other	0.4	1.1	0.8	2.6
Interest expense	(6.5)	(7.2)	(20.2)	(21.6)
Income (Loss) From Continuing Operations Before Income Taxes	10.8	(4.1)	69.4	14.5
Income tax expense (benefit)	3.8	(14.9)	26.4	(7.6)
Income From Continuing Operations	7.0	10.8	43.0	22.1
Income From Discontinued Operations, net of income taxes	—	—	—	34.3
Net Income	7.0	10.8	43.0	56.4
Income attributable to noncontrolling interest	(0.3)	(0.6)	(1.2)	(2.0)
Net Income Attributable to A&B Shareholders	$6.7	$10.2	$41.8	$54.4

Basic Earnings Per Share:
Continuing operations available to A&B shareholders (Note 5)	$0.11	$0.21	$0.83	$0.41
Discontinued operations available to A&B shareholders	—	—	—	0.71
Basic - Net income available to A&B shareholders (Note 5)	$0.11	$0.21	$0.83	$1.12
Diluted Earnings Per Share:
Continuing operations available to A&B shareholders (Note 5)	$0.11	$0.21	$0.82	$0.41
Discontinued operations available to A&B shareholders	—	—	—	0.70
Diluted - Net income available to A&B shareholders (Note 5)	$0.11	$0.21	$0.82	$1.11

Weighted Average Number of Shares Outstanding:
Basic	48.9	48.8	48.8	48.7
Diluted	49.4	49.3	49.3	49.2

Cash dividends per share	$0.05	$0.04	$0.15	$0.12

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In millions) (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Net Income	$7.0	$10.8	$43.0	$56.4
Other Comprehensive Income:
Defined benefit pension plans:
Net gain (loss) and prior service cost	—	—	(0.8)	1.2
Amortization of prior service credit included in net periodic pension cost	(0.4)	(0.4)	(1.0)	(1.0)
Amortization of net loss included in net periodic pension cost	1.8	1.1	5.4	3.3
Income taxes related to other comprehensive income	(0.5)	(0.3)	(1.4)	(1.4)
Other Comprehensive Income	0.9	0.4	2.2	2.1
Comprehensive Income	$7.9	$11.2	$45.2	$58.5
Comprehensive income attributable to noncontrolling interest	(0.3)	(0.6)	(1.2)	(2.0)
Comprehensive income attributable to A&B	$7.6	$10.6	$44.0	$56.5

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$4.1	$2.8
Accounts and other notes receivable, net	36.6	33.1
Contracts retention	10.1	9.1
Costs and estimated earnings in excess of billings on uncompleted contracts	13.9	15.9
Inventories	66.2	81.9
Real estate held for sale	0.7	2.5
Deferred income taxes	5.7	8.3
Income tax receivable	4.2	6.7
Prepaid expenses and other assets	11.4	15.6
Total current assets	152.9	175.9
Investments in Affiliates	413.6	418.6
Real Estate Developments	181.2	224.0
Property – net	1,288.9	1,301.7
Intangible Assets - net	56.5	63.9
Goodwill	102.3	102.3
Other Assets	50.1	43.5
Total assets	$2,245.5	$2,329.9
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$47.7	$74.5
Accounts payable	30.1	37.6
Billings in excess of costs and estimated earnings on uncompleted contracts	1.9	3.6
Accrued interest	3.1	5.7
Deferred revenue	1.8	16.5
Indemnity holdback related to Grace acquisition	9.3	9.3
Accrued and other liabilities	33.2	35.8
Total current liabilities	127.1	183.0
Long-term Liabilities:
Long-term debt	546.7	631.5
Deferred income taxes	210.9	194.0
Accrued pension and postretirement benefits	53.2	54.8
Other non-current liabilities	52.0	51.8
Total long-term liabilities	862.8	932.1
Commitments and Contingencies (Note 3)
Redeemable Noncontrolling Interest (Note 4)	9.8	—
Equity:
Common stock	1,150.3	1,147.3
Accumulated other comprehensive loss	(42.2)	(44.4)
Retained earnings	134.1	101.0
Total A&B Shareholders' equity	1,242.2	1,203.9
Noncontrolling interest	3.6	10.9
Total equity	1,245.8	1,214.8
Total liabilities and equity	$2,245.5	$2,329.9

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:	$115.3	$3.3
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(34.9)	(27.3)
Capital expenditures related to 1031 commercial property transactions	(1.3)	—
Proceeds from investment tax credits and grants related to Port Allen Solar Farm	—	4.5
Proceeds from disposal of property and other assets	5.1	8.5
Proceeds from disposals related to 1031 commercial property transactions	25.2	86.4
Payments for purchases of investments in affiliates	(22.5)	(37.9)
Proceeds from investments in affiliates	37.6	14.4
Change in restricted cash associated with 1031 transactions	(2.7)	(15.2)
Net cash provided by investing activities	6.5	33.4
Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	71.0	126.0
Payments of long-term debt and deferred financing costs	(182.1)	(86.5)
Payments on borrowings under line-of-credit, net	(0.4)	(64.5)
Dividends paid	(7.4)	(5.9)
Distributions to non-controlling interest	(1.1)	—
(Repurchase) proceeds from issuance of capital stock and other, net	(0.5)	0.1
Net cash used in financing activities	(120.5)	(30.8)
Cash and Cash Equivalents:
Net increase for the period	1.3	5.9
Balance, beginning of period	2.8	3.3
Balance, end of period	$4.1	$9.2

Other Cash Flow Information:
Interest paid	$(23.3)	$(24.7)
Income taxes paid	$(5.4)	$(12.6)
Other Non-cash Information:
Real estate exchanged for note receivable	$—	$3.6
Land contributed into real estate joint venture	$9.6	$—
Capital expenditures included in accounts payable and accrued expenses	$3.7	$—
Increase in redeemable noncontrolling interest	$1.3	$—

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the nine months ended September 30, 2015 and 2014
(In millions) (Unaudited)

	September 30, 2015			September 30, 2014
	A&B Share- holders' Equity	Non- controlling interest	Total	A&B Share- holders' Equity	Non- controlling interest	Total

Beginning balance	$1,203.9	$10.9	$1,214.8	$1,159.8	$8.9	$1,168.7
Net income	41.8	1.2	43.0	54.4	2.0	56.4
Other comprehensive income, net of tax	2.2	—	2.2	2.1	—	2.1
Dividends on common stock	(7.4)	—	(7.4)	(5.9)	—	(5.9)
Reclassification of redeemable noncontrolling interest (Note 4)	—	(8.5)	(8.5)	—	—	—
Adjustments to redemption value of redeemable noncontrolling interest (Note 4)	(1.3)	—	(1.3)	—	—	—
Share-based compensation	3.4	—	3.4	3.5	—	3.5
Shares issued or repurchased, net	(0.9)	—	(0.9)	(1.1)	—	(1.1)
Excess tax benefit from share-based awards	0.5	—	0.5	1.4	—	1.4
Ending balance	$1,242.2	$3.6	$1,245.8	$1,214.2	$10.9	$1,225.1

See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)
Description of Business.  Alexander & Baldwin, Inc. ("A&B" or the "Company") is headquartered in Honolulu and operates four segments: Real Estate Development and Sales; Real Estate Leasing; Agribusiness; and Materials and Construction.

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

(2)
Basis of Presentation.  The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission.

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

(3)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 10 of the Company’s 2014 Form 10-K, included the following (in millions) as of September 30, 2015:

Standby letters of credit	$11.8
Bonds related to real estate and construction*	$419.0

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

In January 2013, the Environmental Protection Agency (“EPA”) finalized nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which apply to HC&S's three boilers at the Puunene Sugar Mill. The initial deadline for compliance with the Boiler MACT rule is January 2016, with full compliance required by July 2016. The Company anticipates that the Puunene Mill boilers will be able to meet the new emissions limits without significant modifications and that compliance costs will be less than $1 million, based on currently available information. The Company is currently developing strategies for achieving compliance with the new regulations, including identifying required upgrades to boiler and air pollution control instrumentation and developing the complex compliance monitoring approaches necessary to accommodate the facility’s multi-fuel operations. There remains significant uncertainty as to the final requirements of the Boiler MACT rule, pending an EPA response to various petitions for reconsideration and ongoing litigation. Any resulting changes to the Boiler MACT rule could adversely impact the Company’s compliance schedule or cost of compliance.

On June 24, 2014, the Hawaii State Department of Health (“DOH”) Clean Air Branch issued a Notice and Finding of Violation and Order (“NFVO”) to HC&S alleging various violations relating to the operation of HC&S’s three boilers at its sugar mill. The DOH reviewed a five-year period (2009-2013) and alleged violations relating primarily to periods of excess visible emissions and operation of the wet scrubbers installed to control particulate matter emissions from the boiler stacks. All incidents included in the NFVO were self-reported by HC&S to the DOH prior to the DOH’s review, and there is no indication that these deviations resulted in any violation of health-based air quality standards. The NFVO includes an administrative penalty of $1.3 million, which HC&S has contested. The Company is unable to predict, at this time, the outcome or financial impact of the NFVO, but does not believe that the financial impact of the NFVO will be material to its financial position, cash flows or results of operations.

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

(4)
    Redeemable Noncontrolling Interest: The condensed consolidated financial statements include the results of GLP Asphalt, LLC ("GLP"), an importer and distributor of liquid asphalt. The Company has a 70 percent ownership interest in GLP that was acquired in connection with the acquisition of Grace Pacific LLC on October 1, 2013. During the quarter ended September 30, 2015, the Company reclassified the noncontrolling interest of GLP to mezzanine equity in the accompanying balance sheet, as it is redeemable at the option of the holder. The impact of the redemption feature on prior periods was not material. The redeemable noncontrolling interest of GLP is recorded at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and distributions (the "carrying amount") or (ii) the redemption value, which is derived from a specified formula. As of September 30, 2015, due to an increase in earnings at GLP, the redemption value exceeded the carrying amount by $1.3 million and was reflected in the computation of earnings per share.

(5)	Earnings Per Share (“EPS”): The following table provides a reconciliation of income from continuing operations to income from continuing operations available to A&B shareholders (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income from continuing operations, net of tax	$7.0	$10.8	$43.0	$22.1
Less: Noncontrolling interest	(0.3)	(0.6)	(1.2)	(2.0)
Income from continuing operations attributable to A&B shareholders, net of tax	$6.7	$10.2	$41.8	$20.1
Less: Undistributed earnings allocated to redeemable noncontrolling interests	(1.3)	—	(1.3)	—
Income from continuing operations available to A&B shareholders, net of tax	$5.4	$10.2	$40.5	$20.1
Income from discontinued operations available to A&B shareholders, net of tax	—	—	—	34.3
Net income available to A&B shareholders	$5.4	$10.2	$40.5	$54.4
The number of shares used to compute basic and diluted EPS is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Denominator for basic EPS – weighted average shares	48.9	48.8	48.8	48.7
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.5	0.5	0.5	0.5
Denominator for diluted EPS – weighted average shares	49.4	49.3	49.3	49.2

Basic EPS is computed based on the weighted-average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares, if any, that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options, time-based restricted stock units and performance share units. The vesting of performance share units is contingent upon the achievement of relative total shareholder return metrics. Prior to vesting, if all necessary conditions would have been satisfied by the end of the reporting period (as if the end of the reporting period were deemed to be the end of the performance measurement period), the dilutive effect of the performance share units, if any, is included in the computation of diluted EPS using the treasury stock method.

During the three and nine month periods ended September 30, 2015 and 2014, there were no anti-dilutive securities outstanding.

(6)
Fair Value of Financial Instruments.  The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money markets funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at September 30, 2015 was $594.4 million and $608.1 million, respectively, and $706.0 million and $729.6 million at December 31, 2014, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).

(7)
    Inventories.  Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.

Inventories at September 30, 2015 and December 31, 2014 were as follows (in millions):

	September 30, 2015	December 31, 2014
Sugar inventories	$9.4	$23.3
Work in process - sugar	11.6	—
Asphalt	16.8	21.3
Processed rock, portland cement, and sand	12.6	15.7
Work in process	3.3	2.8
Retail merchandise	1.6	1.5
Parts, materials and supplies inventories	10.9	17.3
Total	$66.2	$81.9

(8)
    Share-Based Compensation.  Under the 2012 Plan, which provides for grants of equity-based incentive compensation, 4.3 million shares of common stock were initially reserved for issuance and, as of September 30, 2015, 1,277,179 shares of the Company’s common stock remained available for future issuance, which is reflective of a 2.7 million share reduction for outstanding equity awards replaced in the separation transaction from Matson, Inc. ("Matson") in 2012. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

The Company does not currently grant stock options under its share-based equity program. The last grant of options occurred in January 2012. Activity in the Company’s equity compensation plan in 2015 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,124.6	$18.84
Exercised	(25.9)	$20.13
Outstanding, September 30, 2015	1,098.7	$18.81	3.8	$17,125
Exercisable, September 30, 2015	1,098.7	$18.81	3.8	$17,125

The following table summarizes non-vested restricted stock unit activity through September 30, 2015 (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2015	279.0	$33.76
Granted	124.7	$40.85
Vested	(106.4)	$31.58
Canceled	(25.4)	$35.15
Outstanding, September 30, 2015	271.9	$37.74

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

The fair value of the Company’s time-based awards is determined using the Company’s stock price on the date of grant. The fair value of the Company’s market-based awards is estimated using the Company’s stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted average assumptions:

	2015 Grants	2014 Grants
Volatility of A&B common stock	29.5%	25.4%
Average volatility of peer companies	34.2%	27.3%
Risk-free interest rate	0.7%	0.4%

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Share-based expense (net of estimated forfeitures):
Stock options	$—	$0.1	$—	$0.4
Restricted stock units	1.1	1.0	3.4	3.1
Total share-based expense	1.1	1.1	3.4	3.5
Total recognized tax benefit	(0.4)	(0.3)	(1.1)	(1.0)
Share-based expense (net of tax)	$0.7	$0.8	$2.3	$2.5

(9)
Discontinued Operations. In the first nine months of 2015, there were no sales that were classified as discontinued operations. In the first nine months of 2014, the Company sold a retail property on Maui whose revenue and expenses were classified as discontinued operations because the sale met the conditions for classification as discontinued operations for 2014.

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

(10)
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

The components of net periodic benefit cost recorded for the three months ended September 30, 2015 and 2014 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Service cost	$0.8	$0.7	$—	$—
Interest cost	2.0	2.1	0.1	0.2
Expected return on plan assets	(2.8)	(2.7)	—	—
Amortization of prior service credit	(0.2)	(0.2)	—	—
Amortization of net loss	1.0	1.0	—	0.1
Net periodic benefit cost	$0.8	$0.9	$0.1	$0.3

The components of net periodic benefit cost recorded for the nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Service cost	$2.3	$1.9	$0.1	$0.1
Interest cost	6.0	6.2	0.3	0.4
Expected return on plan assets	(8.3)	(8.0)	—	—
Amortization of prior service credit	(0.6)	(0.6)	—	—
Amortization of net loss	4.5	3.0	0.1	0.2
Net periodic benefit cost	$3.9	$2.5	$0.5	$0.7

(11)
    New Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. This ASU indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company does not expect the adoption of ASU 2015-15 to have any effect on the Company’s financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

(12)	Accumulated Other Comprehensive Loss. The changes in accumulated other comprehensive income by component for the nine months ended September 30, 2015 were as follows (in millions, net of tax):

Pension and Postretirement Plans
Nine Months Ended September 30, 2015
Beginning balance	$(44.4)
Amounts reclassified from accumulated other comprehensive income, net of tax	2.2
Ending balance	$(42.2)

The reclassifications of other comprehensive income components out of accumulated other comprehensive loss for the quarter and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2015	2014	2015	2014
Actuarial gain (loss)*	$—	$—	$(0.8)	$1.2
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	$1.8	1.1	$5.4	3.3
Prior service credit*	(0.4)	(0.4)	(1.0)	(1.0)
Total before income tax	1.4	0.7	3.6	3.5
Income taxes	(0.5)	(0.3)	(1.4)	(1.4)
Other comprehensive income net of tax	$0.9	$0.4	$2.2	$2.1

*	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10 for additional details).

(13)
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

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. The Company filed the requisite tax accounting method changes with the Internal Revenue Service ("IRS") and recorded a cumulative adjustment with its 2014 tax return.

The Company is subject to taxation by the United States and various state and local jurisdictions. As of September 30, 2015, the Company’s tax years 2012 (short-year return) and 2013, which were prepared on a standalone basis excluding Matson, are open to examination by the federal and state tax authorities. For tax years in which the Company was included in the consolidated tax group together with Matson, the 2012 tax year remains open to examination by the federal and state tax authorities, in addition the 2011 tax year remains open to examination by state tax authorities and the 2010 tax year remains open to examination by California. The Company's 2012 short-year tax return is currently under examination by the IRS.

(14)	Notes Payable and Long-Term Debt:
At September 30, 2015 and December 31, 2014, notes payable and long-term debt consisted of the following (in millions):

	2015	2014
Revolving Credit Loans, (2.35% for 2015 and 2.37% for 2014)	$130.4	$169.8
Term Loans:
6.90%, payable through 2020	75.0	80.0
5.55%, payable through 2026	47.0	50.0
5.53%, payable through 2024	31.5	37.5
5.56%, payable through 2026	25.0	25.0
3.90%, payable through 2024	75.0	75.0
4.35%, payable through 2026	23.4	25.0
4.15%, payable through 2024, secured by Pearl Highlands Center (a)	92.3	93.6
LIBOR plus 1.5%, payable through 2021, secured by Kailua Town Center III (b)	11.0	11.2
LIBOR plus 2.66%, payable through 2016, secured by The Shops at Kukui'ula (c)	37.9	40.5
LIBOR plus 2.63%, payable through 2016, secured by Kahala Estate Properties (d)	8.2	35.2
5.39%, payable through 2015, secured by Waianae Mall	—	19.1
5.19%, payable through 2019	8.8	10.2
6.38%, payable through 2017, secured by Midstate Hayes	8.3	8.3
LIBOR plus 1.0%, payable through 2021, secured by asphalt terminal (e)	7.2	8.0
1.85%, payable through 2017	5.9	7.9
3.31%, payable through 2018	5.0	6.3
2.00%, payable through 2018	1.7	2.2
2.65%, payable through 2016	0.8	1.2
Total debt	594.4	706.0
Less debt (premium) discount	(0.2)	(0.4)
Total debt (contractual)	594.2	705.6
Less current portion	(47.7)	(74.5)
Add debt premium (discount)	0.2	0.4
Long-term debt	$546.7	$631.5

(a)	On December 1, 2014, the Company refinanced and increased the amount of the loan secured by Pearl Highlands Center.

(b)	Loan has a stated interest rate of LIBOR plus 1.5%, but is swapped through maturity to a 5.95% fixed rate.

(c)	Loan has an effective interest rate of 2.83% for 2015 and 2.82% for 2014.

(d)	Loan has an effective interest rate of 2.82% for 2015 and 2.78% for 2014.

(e)	Loan has a stated interest rate of LIBOR plus 1.0%, but is swapped through maturity to a 5.98% fixed rate.

The Company had a replenishing 3-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential"), which provided the Company with the ability to issue notes in an aggregate amount up to $300 million, as specified. The Company is in the process of renewing the Prudential shelf agreement.

(15)
    Investment in Affiliates. At September 30, 2015, investments in affiliates consisted of equity investments in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The Company’s operating results include its share of net earnings from its equity method investments. For the nine months ended September 30, 2015, the results of operations of a significant joint venture were $243.0 million for operating revenue and $32.3 million for operating income, income from continuing operations, and net income.

(16)
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
As of September 30, 2015, the Company had a gross notional amount of $19.2 million related to interest rate swaps that were assumed in connection with 2013 acquisitions, in which the floating rates were swapped for fixed rates. The table below presents the fair value of derivative financial instruments, which are included in Other non-current liabilities in the condensed consolidated balance sheets (in millions):

	As of September 30,	As of December 31,
	2015	2014
Interest rate swap liability - floating to fixed rate	$2.8	$2.9
The amount of expense the Company recorded in Interest income and other in the condensed consolidated statements of income for the change in the fair values of the interest rate swaps was not material in 2014 or 2015.

(17)	Segment Results. Segment results for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Revenue:
Real Estate[1]:
Leasing	$33.0	$31.3	$100.5	$93.5
Development and sales	19.9	18.2	108.8	110.6
Less amounts reported in discontinued operations	—	—	—	(70.4)
Materials and construction	51.0	58.4	165.3	173.1
Agribusiness	40.8	45.5	95.5	88.2
Reconciling item[2]	—	—	(21.0)	—
Total revenue	$144.7	$153.4	$449.1	$395.0
Operating Profit (Loss), Net Income:
Real Estate[1]:
Leasing	$12.5	$12.1	$39.6	$35.9
Development and sales	11.2	11.4	57.5	71.5
Less amounts reported in discontinued operations	—	—	—	(56.2)
Materials and construction	7.5	5.9	21.7	17.3
Agribusiness	(9.0)	(7.3)	(11.8)	(3.8)
Total operating profit	22.2	22.1	107.0	64.7
Interest expense	(6.5)	(7.2)	(20.2)	(21.6)
General corporate expenses	(4.8)	(3.9)	(15.7)	(13.5)
Reduction in KRS II carrying value	(0.1)	(15.1)	(1.7)	(15.1)
Income (loss) from continuing operations before income taxes	10.8	(4.1)	69.4	14.5
Income tax expense (benefit)	3.8	(14.9)	26.4	(7.6)
Income from continuing operations	7.0	10.8	43.0	22.1
Income from discontinued operations, net of income taxes	—	—	—	34.3
Net income	7.0	10.8	43.0	56.4
Income attributable to noncontrolling interest	(0.3)	(0.6)	(1.2)	(2.0)
Net income attributable to A&B	$6.7	$10.2	$41.8	$54.4

[1]	Prior year amounts recast for amounts treated as discontinued operations.

[2]
Represents the sales of a Colorado retail property in March 2015 and a Texas office building in May 2015 that are classified as "Gain on the sale of improved property" in the Condensed Consolidated Statements of Income, but reflected as revenue for segment reporting purposes.

(18)
Subsequent Events. On October 27, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock, which will be paid on December 3, 2015 to shareholders of record as of November 9, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the condensed consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission ("SEC").

FORWARD-LOOKING STATEMENTS

Alexander & Baldwin, Inc. (“A&B” or the “Company”), from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s web sites (including web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K and other filings with the SEC. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three and nine months ended September 30, 2015 and 2014.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the nine months ended September 30, 2015 and 2014, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•	Outlook: This section provides a discussion of management’s general outlook about the Hawaii economy and the Company’s markets.

•	Other Matters: This section provides a summary of other matters, such as officer and management changes.

BUSINESS OVERVIEW

A&B, whose history in Hawaii dates back to 1870, is a corporation headquartered in Honolulu that conducts business in four operating segments—Real Estate Development and Sales; Real Estate Leasing; Agribusiness; and Materials and Construction.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Third quarter of 2015 compared with 2014

	Quarter Ended September 30,
(dollars in millions)	2015	2014	Change
Operating revenue	$144.7	$153.4	(5.7)%
Operating costs and expenses	130.6	137.8	(5.2)%
Operating income	14.1	15.6	(9.6)%
Other income (expense)	(3.3)	(19.7)	(83.2)%
Income (loss) from continuing operations before income taxes	10.8	(4.1)	NM
Income tax expense (benefit)	3.8	(14.9)	NM
Net income	7.0	10.8	(35.2)%
Income attributable to noncontrolling interest	(0.3)	(0.6)	(50.0)%
Net income attributable to A&B	$6.7	$10.2	(34.3)%

Basic earnings per share available to A&B	$0.11	$0.21	(47.6)%
Diluted earnings per share available to A&B	$0.11	$0.21	(47.6)%

Consolidated operating revenue for the third quarter of 2015 decreased $8.7 million, or 5.7 percent, compared to the third quarter of 2014. This decrease was attributed to lower operating revenue of $7.4 million and $4.7 million in the Material and Construction and Agribusiness operating segments, respectively, offset by an increase in operating revenue of $1.7 million for each of the Real Estate Development and Sales and Real Estate Leasing operating segments. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the third quarter of 2015 decreased $7.2 million, or 5.2 percent, compared to the third quarter of 2014. The decrease was attributed to a reduction in costs of $7.3 million and $2.9 million in the Material and Construction and Agribusiness operating segments, respectively, offset by an increase in costs of $1.3 million and $1.2 million in the Real Estate Development and Sales and Real Estate Leasing segment cost, respectively, as well as higher selling, general and administrative costs of $0.5 million, primarily due to professional service fees. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $(3.3) million in the third quarter of 2015 compared to $(19.7) million in the third quarter of 2014. The change in other income (expense) was primarily due to a $15.1 million non-cash reduction of the carrying value of the Company's investment in the KIUC Renewable Solutions Two, LLC ("KRS II") solar project in the third quarter of 2014, which did not recur in the third quarter of 2015. The change in other income (expense) also reflected an increase in earnings from joint ventures of $1.4 million for the third quarter of 2015, as compared to the third quarter of 2014.

The effective tax rate on income from continuing operations for the third quarter of 2015 was higher compared to the third quarter of 2014 primarily due to tax benefits associated with the Company's investment in the KRS II solar project recorded in the third quarter of 2014.

Consolidated – First nine months of 2015 compared with 2014

	Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change
Operating revenue	$449.1	$395.0	13.7%
Operating costs and expenses	389.3	346.7	12.3%
Operating income	59.8	48.3	23.8%
Other income (expense)	9.6	(33.8)	NM
Income from continuing operations before income taxes	69.4	14.5	5X
Income tax expense (benefit)	26.4	(7.6)	NM
Discontinued operations, net of income taxes	—	34.3	(100.0)%
Net income	43.0	56.4	(23.8)%
Income attributable to noncontrolling interest	(1.2)	(2.0)	(40.0)%
Net income attributable to A&B	$41.8	$54.4	(23.2)%

Basic earnings per share available to A&B	$0.83	1.12	(25.9)%
Diluted earnings per share available to A&B	$0.82	1.11	(26.1)%

Consolidated operating revenue for the first nine months of 2015 increased $54.1 million, or 13.7 percent, compared to the first nine months of 2014. This increase was principally due to Real Estate Development and Sales segment revenue, which increased $47.3 million. Revenue from the Real Estate Leasing and Agribusiness segments both increased by $7.3 million and Materials & Construction segment revenue was lower by $7.8 million. The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first nine months of 2015 increased $42.6 million, or 12.3 percent, compared to the first nine months of 2014, due principally to $30.9 million in higher Real Estate Development and Sales costs, $15.3 million in higher Agribusiness segment costs, and $3.4 million in higher selling, general and administrative costs, primarily due to higher professional service fees, but were partially offset by a $7.8 million decrease in Materials and Construction segment costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $9.6 million in the first nine months of 2015, compared to $(33.8) million in the first nine months of 2014. The change in other income (expense) was primarily due to higher joint venture earnings related to condominium unit sales at Waihonua and the non-cash reduction of the carrying value of the KRS II solar farm investment in 2014, described previously.

The effective tax rate for the first nine months of 2015 was higher than 2014 primarily due to tax benefits related to the Company's investment in the KRS II solar farm during 2014.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

REAL ESTATE INDUSTRY

Real Estate Development and Sales and Real Estate Leasing operating revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how A&B generates earnings and how A&B’s management evaluates performance and makes decisions regarding capital allocation for A&B’s real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

Impact of Property Sales Mix on Operating Results: Direct year-over-year comparison of the real estate development and sales results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography and timing are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed and commercial property, due to the low historical-cost basis of A&B’s Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

Real Estate Leasing – Third quarter of 2015 compared with 2014

	Quarter Ended September 30,
(dollars in millions)	2015	2014	Change
Real estate leasing segment operating revenue	$33.0	$31.3	5.4%
Real estate leasing segment operating costs and expenses	(20.3)	(19.0)	6.8%
Selling, general and administrative	(0.4)	(0.3)	33.3%
Other income	0.2	0.1	100.0%
Real estate leasing operating profit	$12.5	$12.1	3.3%
Operating profit margin	37.9%	38.7%
Net Operating Income*	20.4	19.1	6.8%
Leasable Space (million sq. ft.) at period end
Hawaii - improved	2.7	2.4
Mainland - improved	2.3	2.5
Total improved	5.0	4.9
Hawaii urban ground leases (acres)	106	116

*	Refer to page 23 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing revenue for the third quarter of 2015 was 5.4 percent higher than 2014, primarily due to the timing of sales and acquisitions.

Operating profit and net operating income ("NOI") for the third quarter of 2015 were 3.3 percent and 6.8 percent higher, respectively, than 2014 due to the same factors cited for the revenue increase. Tenant improvement costs and leasing commissions were $1.6 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the quarter ended September 30, 2015 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	94%	92%	94%
Industrial	95%	99%	97%
Office	84%	93%	91%
Total	93%	96%	95%

Improved leasable space increased in the third quarter of 2015, compared with the third quarter of 2014, by 84,000 square feet. The table below identifies sales and acquisitions between October 1, 2014 and September 30, 2015:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
3-15	Wilshire Shopping Center	46,500	12-14	Kaka'ako Commerce Center	204,400
5-15	San Pedro Plaza	171,900	5-15	Aikahi Shopping Center*	98,000

	Total Dispositions	218,400		Total Improved Acquisitions	302,400
*Leasehold improvements acquired (fee interest was acquired in 2013).

Same-store occupancy during each of the third quarter of 2015 and 2014 was 95 percent. "Same-store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.

Real Estate Leasing – First nine months of 2015 compared with 2014

	Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change
Real estate leasing segment operating revenue	$100.5	$93.5	7.5%
Real estate leasing segment operating costs and expenses	(60.4)	(57.0)	6.0%
Selling, general and administrative	(1.3)	(0.9)	44.4%
Other income	0.8	0.3	166.7%
Real estate leasing operating profit	$39.6	$35.9	10.3%
Operating profit margin	39.4%	38.4%
Net Operating Income*	62.7	58.3	7.5%

*	Refer to page 23 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing segment revenue for the first nine months of 2015 was 7.5 percent higher than 2014, primarily due to the timing of sales and acquisitions activity and higher Hawaii same-store rents.

Operating profit and NOI were 10.3 percent and 7.5 percent higher, respectively, for the first nine months of 2015, as compared to same period last year, for the reasons previously cited for the revenue increase. Tenant improvement costs and leasing commissions were $7.0 million and $4.6 million for the first nine months of 2015 and 2014, respectively.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the nine months ended September 30, 2015 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	94%	93%	94%
Industrial	95%	99%	97%
Office	83%	91%	90%
Total	93%	95%	94%

Same store occupancy for each of the nine months ended September 30, 2015 and 2014 was 95 percent.

Use of Non-GAAP Financial Measures

The Company calculates NOI as operating profit from continuing operations, less general and administrative expenses, straight-line rental adjustments, interest income, interest expense, depreciation and amortization, and gains on sales of interests in real estate. NOI is considered by management to be an important and appropriate supplemental performance metric because management believes it helps both investors and management understand the ongoing core operations of our properties excluding corporate and financing-related costs and noncash depreciation and amortization. NOI is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). NOI should not be considered as an alternative to GAAP net income as an indicator of the Company's financial performance, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. Other real estate companies may use different methodologies for calculating NOI, and accordingly, the Company's presentation of NOI may not be comparable to other real estate companies. The Company believes that the Real Estate Leasing segment's operating profit from continuing operations is the most directly comparable GAAP measurement to NOI. A reconciliation of Real Estate Leasing segment operating profit to Real Estate Leasing segment NOI is as follows:

Reconciliation of Real Estate Leasing Operating Profit to NOI

	Quarter Ended September 30,		Nine Months Ended September 30,
(In Millions, Unaudited)	2015	2014	2015	2014

Real Estate Leasing segment operating profit before discontinued operations	$12.5	$12.1	$39.6	$35.9
Less amounts reported in discontinued operations (pre-tax)	—	—	—	(0.3)
Real Estate Leasing segment operating profit from continuing operations	12.5	12.1	39.6	35.6
Adjustments:
Depreciation and amortization	7.4	6.8	21.8	21.0
Straight-line lease adjustments	(0.8)	(0.7)	(2.1)	(1.8)
General and administrative expenses	1.3	0.9	3.1	3.2
Other	—	—	0.3	—
Discontinued operations	—	—	—	0.3
Real Estate Leasing segment NOI	$20.4	$19.1	$62.7	$58.3

Real Estate Development and Sales – Third quarter of 2015 compared with 2014

	Quarter Ended September 30,
(dollars in millions)	2015	2014	Change
Improved property sales revenue	$—	$—	NM
Development sales revenue	19.6	2.7	7X
Unimproved/other property sales revenue	0.3	15.5	(98.1)%
Total Real Estate Development and Sales segment operating revenue	19.9	18.2	9.3%
Cost of Real Estate Development and Sales	(6.7)	(5.3)	26.4%
Operating expenses	(3.6)	(4.0)	(10.0)%
Earnings from joint ventures	1.6	1.5	6.7%
Other income	—	1.0	(100.0)%
Total Real Estate Development and Sales operating profit	$11.2	$11.4	(1.8)%

Real Estate Development and Sales - First nine months of 2015 compared with 2014

	Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change
Improved property sales revenue	$21.0	$64.1	(67.2)%
Development sales revenue	71.5	19.0	4X
Unimproved/other property sales revenue	16.3	27.5	(40.7)%
Total Real Estate Development and Sales segment operating revenue	108.8	110.6	(1.6)%
Cost of Real Estate Development and Sales	(67.4)	(31.0)	117.4%
Operating expenses	(11.1)	(11.5)	(3.5)%
Earnings from joint ventures	26.2	1.0	26X
Other income	1.0	2.4	(58.3)%
Total Real Estate Development and Sales operating profit	$57.5	$71.5	(19.6)%
Real Estate Development and Sales operating profit margin	52.8%	64.6%

Third quarter 2015: Real Estate Development and Sales operating revenue and operating profit were $19.9 million and $11.2 million, respectively. Results included the sale of 11.0 acres at Maui Business Park Phase II to Lowe's. Operating profit also included the following joint venture unit sales: five units on Kauai and seven units on Hawaii Island, partially offset by joint venture expenses.

First nine months 2015: Real Estate Development and Sales operating revenue and operating profit, were $108.8 million and $57.5 million, respectively. Sales included five residential properties on Oahu, an office property in Texas, 17.4 acres at Maui Business Park Phase II, five Maui parcels, a parcel in Santa Barbara, California, and a retail property in Colorado. Operating profit also included joint venture sales of all remaining units at the 340-unit Waihonua condominium on Oahu (12 units closed in December 2014), 14 units on Kauai, 11 units on Hawaii Island, and one unit on Maui, partially offset by joint venture expenses.

Third quarter 2014: Real Estate Development and Sales operating revenue and operating profit were $18.2 million and $11.4 million, respectively, and were principally related to the sales of a parcel in Wailea, a residential unit on Oahu, and three non-core land parcels on Maui. Operating profit also included joint venture sales of six units on Hawaii Island, one unit on Maui, and two units on Kauai, partially offset by joint venture expenses.

First nine months 2014: Real Estate Development and Sales operating revenue and operating profit were $110.6 million and $71.5 million, respectively, and included the lot and parcel sales in the third quarter of 2014 described above, sale of a Maui retail property and recognition of $6.0 million in deferred revenue associated with the sale of three Mainland retail properties in the fourth quarter of 2013, three residential lots on Oahu, six non-core land parcels on Maui, and one residential lot on Maui. Operating profit also included joint venture sales of ten units on Kauai, two units on Maui, and 12 units on Hawaii Island, partially offset by joint venture expenses.

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

2015:  There were no sales in 2015 that were classified as discontinued operations pursuant to Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

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

MATERIALS AND CONSTRUCTION
Materials and Construction - Third quarter of 2015 compared with 2014

	Quarter Ended September 30,
(dollars in millions)	2015	2014	Change
Revenue	$51.0	$58.4	(12.7)%
Operating profit	$7.5	$5.9	27.1%
Operating profit margin	14.7%	10.1%
Depreciation and amortization	$3.0	$3.7	(18.9)%
Aggregate used and sold (tons in thousands)	180.5	166.0	8.7%
Asphaltic concrete placed (tons in thousands)	106.9	98.7	8.3%
Backlog[1] at period end	$243.1	$235.7	3.1%

[1]
Backlog represents the amount of revenue that Grace (and consolidated subsidiaries) and Maui Paving, LLC, a 50-percent-owned non-consolidated affiliate, expect to realize on contracts awarded, primarily related to asphalt paving and, to a lesser extent, Grace’s consolidated revenue from its construction- and traffic-control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at September 30, 2015 and 2014 were $18.9 million and $39.6 million, respectively.

Materials and Construction revenue for the third quarter of 2015 decreased $7.4 million, or 12.7%, compared to the third quarter of 2014 and was primarily attributed to a lower number of paving days due to wet weather and a reduction in the price of asphalt sold due to the decline in oil prices, partially offset by higher aggregate sales volume. Revenue reflected approximately 180.5 tons of aggregate used and sold and 106.9 tons of asphaltic concrete placed. Materials and Construction revenue was $58.4 million for the third quarter of 2014 and reflects 166.0 tons of aggregate used and sold and 98.7 tons of asphaltic concrete placed. Backlog at the end of September 30, 2015 was $243.1 million, compared to $219.4 million as of December 31, 2014. Backlog increased from year-end due primarily to the timing of government bid award activity.
Operating profit was $7.5 million for the third quarter of 2015, compared to $5.9 million for the third quarter of 2014. The increase in operating profit was principally related to increased aggregate and other construction-related material sales, and lower depreciation and amortization.
Materials and Construction - First nine months of 2015 compared with 2014

	Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change
Revenue	$165.3	$173.1	(4.5)%
Operating profit	$21.7	$17.3	25.4%
Operating profit margin	13.1%	10.0%
Depreciation and amortization	$8.8	$12.3	(28.5)%
Aggregate used and sold (tons in thousands)	649.9	479.0	35.7%
Asphaltic concrete placed (tons in thousands)	338.8	357.0	(5.1)%
Materials and Construction revenue was $165.3 million for the first nine months of 2015, 4.5% lower than the first nine months of 2014, primarily due to a reduction in the price of asphalt sold due to the decline in oil prices. Revenue reflected approximately 649.9 tons of aggregate used and sold and 338.8 tons of asphaltic concrete placed. Materials and Construction revenue was $173.1 million for the first nine months of 2014 and reflects 479.0 tons of aggregate used and sold and 357.0 tons of asphaltic concrete placed.
Operating profit was $21.7 million for the first nine months of 2015, compared to $17.3 million for the first nine months of 2014. The increase in operating profit related principally to increased aggregate and other construction-related material sales, and lower depreciation and amortization.

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

Agribusiness – Third quarter of 2015 compared with 2014

	Quarter Ended September 30,
(dollars in millions)	2015	2014	Change
Revenue	$40.8	$45.5	(10.3)%
Operating loss	$(9.0)	$(7.3)	23.3%
Tons sugar produced	42,500	67,000	(36.6)%
Tons sugar sold (raw and specialty sugar)	58,000	75,200	(22.9)%

Agribusiness revenue for the third quarter of 2015 decreased $4.7 million, or 10.3 percent, compared to the third quarter of 2014. The decrease was primarily due to lower raw sugar revenue in the third quarter of 2015, as compared to the third quarter of 2014, resulting primarily from lower tonnage carried per voyage on the sugar vessel as a result of vessel improvements. These improvements reduce overall transportation cost by allowing the vessel to carry both raw sugar and molasses to the West Coast, but lower the per voyage tonnage capacity of raw sugar transported.

Operating loss for the third quarter of 2015 increased by $1.7 million compared to the third quarter of 2014. The increased loss was principally due to lower raw and specialty sugar margins from higher per ton production costs due to lower total expected annual production, partially offset by increased power margins.

Tons of sugar produced for the third quarter of 2015 was 36.6 percent lower than the third quarter of 2014 due to a decrease in the number of acres harvested and lower yields. Yields (tons of sugar per acre) continue to be negatively impacted by unusually poor weather conditions, resulting in sugar production levels that are substantially behind earlier projections. Although there were two voyages in both the third quarter of 2015 and 2014, sugar volume sold in the third quarter of 2015 was lower than last year, due to the sugar vessel modifications described above.

Agribusiness – First nine months of 2015 compared with 2014

	Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change
Revenue	$95.5	$88.2	8.3%
Operating loss	$(11.8)	$(3.8)	3X
Tons sugar produced	98,700	115,200	(14.3)%
Tons sugar sold (raw and specialty sugar)	126,000	116,400	8.2%

Agribusiness revenue for the first nine months of 2015 increased $7.3 million, or 8.3 percent, compared to the first nine months of 2014. The increase was due to an additional raw sugar voyage in 2015 at higher prices as compared to 2014, partially offset by lower power revenue.

Operating loss for the first nine months of 2015 increased $8.0 million compared to the first nine months of 2014. The increase in loss was primarily due to a land sale in 2014, lower power margins from lower volume and prices, and lower raw and specialty sugar margins due to higher production costs from lower annual production estimates.

Year-to-date tons of sugar produced was 14.3 percent lower in 2015 than in 2014, due to a decrease in the number of acres harvested and yields due to poor weather conditions. Sugar volume sold was 8.2 percent higher for the same period last year, primarily due to one additional raw sugar voyage completed year to date as compared to 2014.

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
Cash Flows: Cash flows from operating activities totaled $115.3 million for the first nine months of 2015, compared with $3.3 million for the first nine months of 2014. The increase in cash flows from operating activities was primarily due to higher proceeds from real estate development sales and distributions from joint ventures.

Cash flows from investing activities totaled $6.5 million for the first nine months of 2015, compared with $33.4 million in the first nine months of 2014. The decrease in cash flows from investing activities was primarily due to higher proceeds received in 2014 from the sale of a commercial property on Maui and higher capital expenditures in 2015, partially offset by decreases in investments in 2015.

Capital expenditures for the first nine months of 2015 totaled $34.9 million compared with $27.3 million for the first nine months of 2014. Net cash flows used in investing activities for capital expenditures were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change
Quarrying and paving	$5.3	$8.6	(38.4)%
Commercial real estate property improvements	12.0	6.7	79.1%
Tenant improvements	5.4	3.2	68.8%
Agribusiness and other	12.2	8.8	38.6%
Total capital expenditures*	$34.9	$27.3	27.8%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in condensed consolidated statement of cash flows as operating activities.

Cash flows used in financing activities were $120.5 million for the first nine months of 2015, compared with $30.8 million used in financing activities during the first nine months of 2014. The increase in cash flows used in financing activities was primarily due to repayments of debt borrowings during the nine months ended September 30, 2015.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and quarry and sugar inventory, totaled $99.5 million at September 30, 2015, a decrease of $17.1 million from December 31, 2014. The decrease was due primarily to a $20.9 million decrease in inventories, partially offset by a $3.5 million increase in receivables.

The Company also has revolving credit facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt as of September 30, 2015 was $594.4 million compared to $706.0 million as of December 31, 2014. The 15.8 percent decrease in debt during the first nine months of 2015 was primarily due to repayments of borrowings on the Company's revolving credit facility and promissory note related to the Kahala properties, as well as the repayment of the 5.39% mortgage loan related to Waianae Mall. As of September 30, 2015, the Company had a total borrowing availability of $215.4 million under its revolving credit facilities.

Balance Sheet: The Company had working capital of $25.8 million at September 30, 2015, compared to a working capital deficit of $7.1 million as of December 31, 2014. The change in working capital is primarily attributed to a reduction in notes payable, accounts payable, and the recognition of deferred revenue related to a completed sugar voyage in 2014, offset by a reduction in inventories.

At September 30, 2015, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges: Sales - During the first nine months of 2015, there were $20.8 million of proceeds from the sales a retail center in Colorado, an office property in Texas and two non-core land sales on Maui that qualified for tax-deferral treatment under Internal Revenue Code Section 1031, which were applied toward the acquisition of Kaka'ako Commerce Center that closed on December 1, 2014. Additionally, during the second quarter of 2015, there were $1.6 million of proceeds from the sale of a ground lease and non-core land sale on Maui that qualified for tax-deferral treatment under Internal Revenue Code Section 1031, which were applied toward the acquisition of three unimproved parcels on Maui that closed on April 9, 2015. During the third quarter of 2014, there were $14.7 million of proceeds from a hotel-zoned parcel and three non-core land sales on Maui that qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases - During the third quarter of 2015 and 2014, the Company made no 1031 acquisitions.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2015, there were $2.7 million from tax-deferred sales that had not been designated for reinvestment.

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2015, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

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

The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 1.9 percent in 2015, and is expected to continue to grow at a moderate pace for the next several years.

The primary driver of growth is tourism, which set an all-time record for visitor expenditures and arrivals for a third consecutive year in 2014, and is on track to set a fourth consecutive record in 2015. Year-to-date through September 2015, arrivals and expenditures have increased by 4.1 percent and 2.6 percent, respectively, compared to last year.

Construction continues its upward trend. The value of statewide private building permits through September 2015 was up 28.7 percent compared to the same period in 2014, led by an increase in commercial/industrial and residential construction permits.

The median resale price of $730,000 for a single family home on Oahu in September 2015 was the highest in the state's history, and increased 7.6 percent from the same month last year. The median resale price of an Oahu condominium was up 5.5 percent at $366,000. Year-to-date through September 2015, the median Oahu single family home price was $696,000, up 4.0 percent compared to last year, and the median resale price of an Oahu condominium was $355,000, up 1.4 percent. For September 2015, days on market remained low at 20 days for homes and 19 days for condos.

Oahu retail vacancy fell to 3.7 percent, while asking rents increased 7.9 percent to $3.82 per square foot in the third quarter of 2015, compared to last year. Third quarter industrial vacancy was 2.2 percent, even with vacancy in last year's third quarter, and asking rents grew by 11.5 percent for the same comparative period. Office asking rents in the third quarter of 2015 improved 3.7 percent over the same comparative period and vacancy remained stable.

Property Type	Vacancy Rate for the Quarter Ended September 30, 2015	Average Asking Rent Per Square Foot Per Month (NNN) for the Quarter Ended September 30, 2015
Retail	3.7%	$3.82
Industrial	2.2%	$1.16
Office	13.2%	$1.68

The state continues to see positive trends in other economic indicators. Unemployment in September 2015 was 3.4 percent, down from 4.2 percent in September 2014, and below the national unemployment rate of 5.1 percent. Bankruptcy filings through September 2015 were down by 10.4 percent compared to the same period of 2014. Foreclosures were down 10.3 percent through September 2015 compared to last year. First Hawaiian Bank reported that its debit and credit card same-store sales activity increased 5.6 percent for the third quarter of 2015 compared to the third quarter of 2014.

The Company's Real Estate Leasing net operating income ("NOI") was up 7.5 percent1 for the first nine months of 2015, and is expected to continue at approximately that same pace for the balance of 2015.

Agribusiness operating profit is dependent on a number of factors, including, but not limited to, the following:

•	Market prices for raw sugar at the time sugar is priced;

•	Total sugar production, which is affected by weather and other factors;

•	The volume, price and timing of molasses sales; and

•	The volume and prices at which the Company sells power to the local electric utilities.

Through September 30, 2015, Agribusiness operating losses totaled $11.8 million. Hawaii experienced its wettest summer in 30 years in 2015. Rainfall in Central Maui in the third quarter was 300 percent of normal averages. These abnormal weather conditions adversely affected the Company's farming operations during the quarter and continued through October, leading to a further decline in the full year production estimate. The Company therefore currently expects full-year segment operating losses will be in the range of three times last year’s level.
               This level of expected full-year operating losses makes it imperative that the Company implement changes. It has focused its efforts on two fronts: pursuit of discussions with a major customer to determine whether enhancements to sugar offtake agreements can be achieved, thereby improving financial performance of the sugar operation; and continued definition of an alternative business model for the plantation. The Company will announce the results of these efforts by the date of its next Form 10-K filing.

At the end of September 2015, the Materials and Construction segment had a consolidated backlog of $243.1 million2, 10.8% higher than at the end of 2014 due to the increase in government bid activity and the dollar amount of bids won year to date. The long-term outlook for Materials and Construction remains positive.

[1]	Refer to page 23 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

[2]	Refer to page 26 for a discussion of the Company's backlog.

OTHER MATTERS

Officer and Management Changes: The A&B Board of Directors appointed Christopher J. Benjamin, President and Chief Operating Officer of the Company, to Chief Executive Officer of the Company and a member of the A&B Board of Directors, effective January 1, 2016. Stanley M. Kuriyama, A&B's Chairman of the Board and Chief Executive Officer, will retire as Chief Executive Officer on December 31, 2015, and will continue to serve the Company as Chairman of the Board. The A&B Board of Directors also appointed Lance K. Parker to the position of President of A&B Properties, Inc., effective September 1, 2015, a title that was previously held by Benjamin. Prior to September 1, 2015, Parker was A&B Properties, Inc.'s Senior Vice President of Acquisitions and Dispositions.

On August 31, 2015, Clayton K. Chun joined A&B as the Company's Corporate Controller.

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

Dividends: On October 27, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock, which will be paid on December 3, 2015 to shareholders of record as of November 9, 2015.

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

During the three months ended September 30, 2015, the Company continued to make progress on the remediation of the control deficiency, as further described below. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Because the remediation work related to the accounting for deferred income taxes is ongoing and cannot be completed until the full year results for 2015 have been tested, the Chief Executive Officer, along with the Chief Financial Officer, concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were not effective. As a result, prior to filing its quarterly report on Form 10-Q, additional substantive procedures were performed with the assistance of third-party tax and accounting consultants. Accordingly, management believes that the financial statements included in this 2015 Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b)    Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described below, there were no changes in the Company's internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

•
Recruit additional qualified personnel and retain outside consultants to identify and assist with implementation of enhanced tax accounting processes and related internal control procedures: The Company has retained external consultants to assist the Company in developing revised control processes and procedures related to the accounting for deferred taxes, which has been completed. The Company has also hired a corporate controller, who started on August 31, 2015, and hired a tax manager, who is scheduled to start in November 2015.

•
Provide additional training and education for tax and accounting staff: The Company has conducted additional training and education and will continue to support professional training for tax and accounting staff.

Management and the Company’s Board of Directors are committed to maintaining a strong internal control environment and believe that these remediation efforts will provide the necessary improvements to the Company’s internal controls over the accounting for deferred income taxes to remediate the material weakness. The redesigned controls and other remediation efforts were substantially completed at the end of the third quarter. However, the material weakness in internal control related to deferred taxes will not be considered fully remediated until the new procedures have been operating for a sufficient amount of time to evaluate the operating effectiveness of the redesigned controls. Since certain key controls adopted by the Company are performed only on an annual basis, the Company cannot fully conclude on the operating effectiveness of the redesigned controls until these controls are performed and tested in early 2016 for the 2015 annual period.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the “Legal Proceedings and Other Contingencies” section in Note 3 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul 1 - 31, 2015	—	$—	—	—
Aug 1 - 31, 2015	—	$—	—	—
Sep 1 - 30, 2015	—	$—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.
ITEM 5. OTHER INFORMATION
On October 27, 2015, the A&B Board of Directors amended its Corporate Governance Guidelines to include a "plurality plus" director voting policy. The policy provides that a director who fails to receive more votes "for" election or re-election than votes withheld in an uncontested election shall tender his or her written resignation to the Chairman of the Board for consideration. After consideration, the Company will file a Form 8-K disclosing and explaining the Board's decision regarding the tendered resignation.

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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, (v) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2015 and September 30, 2014, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95.	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	November 6, 2015	/s/ Paul K. Ito
Paul K. Ito
Senior Vice President,
Chief Financial Officer and Treasurer

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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014, (ii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, (v) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2015 and September 30, 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure