Form 10-K
period 2015-12-31
Alexander & Baldwin, Inc.
filed 2016-02-29
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None
Number of shares of Common Stock outstanding at February 15, 2016:
48,950,736
Aggregate market value of Common Stock held by non-affiliates at June 30, 2015:
$1,815,784,893
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
Portions of Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders (Part III of Form 10-K)

TABLE OF CONTENTS

PART I

PART II

i

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	108

A.	Financial Statements	108

B.	Financial Statement Schedules	109

C.	Exhibits Required by Item 601 of Regulation S-K	112

Signatures		117

Consent of Independent Registered Public Accounting Firm		118

ii

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2015
PART I
ITEMS 1 & 2. BUSINESS AND PROPERTIES
Overview
Alexander & Baldwin, Inc. (“A&B” or the “Company”), whose history in Hawaii dates back to 1870, is a premier Hawaii company with interests in real estate development, real estate leasing, materials and construction, and agribusiness. A&B’s assets include over 87,700 acres in Hawaii, 4.9 million square feet of high-quality retail, office and industrial properties in Hawaii and on the Mainland, and a real estate development portfolio encompassing residential and commercial projects across Hawaii. A&B's real estate holdings make it the state's fourth largest private landowner (by acreage) and largest owner of grocery-anchored retail properties (by gross leasable area "GLA"). In October 2013, A&B acquired Grace Pacific LLC (“Grace”)―the largest materials and paving company in Hawaii.
A&B is headquartered in Honolulu and operates in four segments―Real Estate Development and Sales, Real Estate Leasing, Materials and Construction, and Agribusiness. A&B's business segments are generally as follows:

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

•
Real Estate Leasing - owns, operates, and manages a portfolio of 58 high-quality retail, office and industrial properties in Hawaii and on the Mainland totaling 4.9 million square feet of GLA, including 42 acres on Oahu (improved with 660,000 square feet of commercial space owned by the ground lessees) and 64 acres on the neighbor islands ground leased to tenants. The significant recurring cash flow generated by this portfolio and ground leases serves as an important source of funding for A&B’s Real Estate Development and Sales segment activities.

B.
Materials and Construction: performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells concrete; provides and sells various construction- and traffic-control-related products; and manufactures and sells precast concrete products.

C.
Agribusiness: produces and sells bulk raw sugar, specialty food grade sugars and molasses; provides general trucking services, mobile equipment maintenance and repair services; leases agricultural land to third parties; and generates and sells electricity to the extent not used in segment operations. In January 2016, the Company announced that it would be transitioning out of farming sugar and instead pursue a diversified agricultural model. The final sugar harvest is expected to be completed by the end of 2016, and the transition to a new model will occur over a multi-year period.

The following table contains key information regarding each of the Company’s segments. Since the purchase and sale of real estate is generally considered an ongoing and recurring activity of its real estate businesses, Real Estate Development and Sales segment revenue includes amounts related to sales of commercial property.

Segment	2015 Revenue (in millions)[1]	Percentage of Total 2015 Revenue	2015 Operating Profit (in millions)	Percentage of Total 2015 Operating Profit	Key Facts
Real Estate Development and Sales[1]	$131.5	22%	$65.0	67%
Hawaii-focused, experienced developer with a large development pipeline encompassing over a dozen projects entitled for over 3,000 residential units. Fourth largest private landowner in Hawaii with over 87,700 acres.

Real Estate Leasing	133.8	22%	53.1	55%
High-quality commercial portfolio consisting of 58 improved properties in Hawaii and five Mainland states, totaling 4.9 million square feet, and 106 acres of urban commercial ground leases to third parties. A&B is the second largest commercial retail property owner in Hawaii.

Materials and Construction	219.0	36%	30.9	32%	Leader in asphalt paving and in the production of asphaltic concrete and is the largest producer of aggregate in Hawaii.
Agribusiness[2]	117.2	20%	(51.9)	(54)%	Largest farmer in Hawaii and significant producer of renewable energy on Kauai.
Total	$601.5	100%	$97.1	100%
[1] Includes the sales of an office building in Washington in December 2015, a Colorado retail property in March 2015 and a Texas office building in May 2015 that are classified within cost of sales and development in the Consolidated Statement of Income, but reflected as revenue for segment reporting purposes.

2 On December 31, 2015, due to continuing and significant operating losses, the Company determined it would cease its sugar operations upon completing its final harvest in 2016. The Agribusiness results of operations for 2015 include pre-tax charges of $22.6 million resulting from the cessation decision.

Further information about the revenue, operating profits and identifiable assets of A&B’s industry segments for the three years ended December 31, 2015 is contained in Note 19 “Segment Results” to A&B’s financial statements in Item 8 of Part II below.
Competitive Strengths
The Company has significant competitive strengths in Hawaii that it can leverage to create shareholder value.
Premier Hawaii Assets:

•
Extensive, premium landholdings: A&B is the fourth largest private landowner in Hawaii, with over 87,700 acres, primarily on Maui and Kauai, including 837 acres fully entitled for urban use, which includes 190 acres under commercial improved properties.

•
High-quality commercial real estate portfolio and ground leases producing strong free cash flow: A&B owns and manages a high-quality commercial portfolio of 58 properties in Hawaii and five Mainland states, totaling 4.9 million square feet, and has 106 acres of urban land in Hawaii leased to third parties, both of which provide significant, stable recurring cash flows that support A&B’s real estate investment activities. A&B's retail holdings make it the largest owner of grocery-anchored retail properties in Hawaii (by GLA).

•
Diverse pipeline of development projects: A&B’s development pipeline encompasses over a dozen resort residential, primary residential and commercial projects comprising more than 3,000 units throughout the State of Hawaii, which provides for substantial embedded growth opportunities.

•
Prime agricultural real estate in Hawaii: A&B farms approximately 36,000 acres of mostly contiguous lands in Maui’s central valley with extensive infrastructure to meet the water, power and transportation needs of large-scale agronomic activity. Additionally, A&B owns approximately 7,000 acres of high-quality agricultural land on Kauai’s sunny south shore, of which over 4,000 acres are leased to other parties for a variety of agricultural uses, principally for the cultivation of coffee.

•
Infrastructure-related assets: A&B owns over 800 acres in the state related to its quarrying operations, including 541 acres on Oahu's growing west side. A&B's Makakilo, Oahu quarry facility completed a multi-year capital improvement program in September 2015, including three new asphaltic concrete plants, which is expected to result in greater operational efficiencies and lower costs going forward. Due to the high cost of transporting aggregate, A&B's quarry is ideally situated on Oahu's west side, which is expected to see significant growth over the next two decades. In addition to three Oahu plants, A&B also owns strategically placed asphaltic concrete plants located throughout the state in Maui (one location), Kauai (one location), Hawaii Island (one location) and Molokai (two locations).

Leading Hawaii Real Estate Capabilities:

•
Experienced management team with deep local knowledge and expertise: A&B has been in the development business in Hawaii since 1949 when it established Kahului Development Co., Ltd. to develop and market “Dream City,” which today is Kahului, Maui’s principal population center and commercial hub. In the ensuing decades, A&B has expanded and diversified its pipeline of development projects and broadened its development capabilities and expertise. For instance, A&B developed the world famous Wailea master-planned resort community on Maui’s south shore in the 1970s and 1980s and has continued to broaden its development activities since. The Company’s knowledge, expertise and relationships forged through over six decades of Hawaii development activity, combined with disciplined underwriting, enable it to profitably pursue a wide range of long-term commercial and residential developments in a manner that is both responsive to market needs and sensitive to local concerns. This local knowledge and expertise, combined with the Company’s strong financial position, also serves to make A&B an ideal partner for landowners, developers and others seeking to participate in the Hawaii real estate sector.

•
Track record of success: A&B has an extensive track record of investing in Hawaii real estate. Since 2000, A&B has invested approximately $700 million in Hawaii real estate development projects outside of its legacy holdings―including seven high-rise condominiums in urban Honolulu―and over $1.5 billion in the acquisition of Hawaii and Mainland commercial properties, mainly through tax-deferred property exchanges.

Leading Materials and Construction Capabilities:

•
Leading market position: A&B holds a leading market position in asphalt paving and in the production of asphaltic concrete, and also is the largest producer of aggregate in Hawaii. Due to the relatively high capital requirements needed to compete in the market, A&B’s scale provides a cost advantage relative to other competitors in the state. A&B is positioned to benefit from continued strength in the Hawaii economy and the impact that is expected to have on infrastructure spending and private development activity. For example, the condition of Hawaii’s roads, in general, and Oahu’s roads, in particular, is consistently ranked near the bottom as compared to other states and metropolitan areas and, as a result, the City and County of Honolulu administration (the "City") has maintained its annual road maintenance budget in excess of $100 million for the past several years, with $120 million budgeted for the City's fiscal year 2016 (July 1, 2015 to June 30, 2016).

•
Experienced management team: In addition to its unique tangible assets, the segment's management team has extensive expertise in quarry management and operations, asphaltic concrete production, asphalt paving, and precast concrete production.

•
Vertically integrated business model: A&B’s vertically integrated business model, which includes the mining of basalt aggregate and the importation and distribution of liquid asphalt, provides it with cost benefits at higher throughput rates, while also increasing cost certainty due to the ability to manage costs throughout the supply chain. This cost certainty allows A&B to compete effectively as an efficient, high-quality, low-cost provider. In addition, A&B provides and markets various construction- and traffic-control-related products and services.

Strategy
A&B strives to create value by leveraging its extensive asset base, knowledge of and experience in the Hawaii market to make superior investments in real estate in Hawaii. A&B has a long track record of successfully investing in Hawaii real estate and believes that Hawaii has attractive opportunities for growth. Management is focused on strategically positioning the Company to capitalize on this growth.
Additional details regarding A&B’s key strategies follow:
Land:

•
Employ lands at their highest and best use: A&B strives to maximize value in its legacy landholdings by employing land at its highest and best use to the benefit of shareholders, employees, its communities and other key stakeholder groups. For a significant portion of A&B’s substantial Hawaii landholdings, this implies a wide spectrum of non-development uses, ranging from conservation/watershed to pasture to active farming. While a material portion of A&B’s landholdings has limited or no long-term urban development potential, these landholdings remain valuable for farming and other uses, such as providing access to natural resources or hydro-electric generation capability.

•	Entitle and develop core Hawaii lands: A&B continually focuses on entitling and developing a portion of its core landholdings in Hawaii to respond to market demand while meeting community needs.
Commercial Properties:

•
Optimize returns of A&B’s commercial portfolio: A&B seeks to organically grow its commercial portfolio through active management, including repositioning and redevelopment activities, in order to increase occupancy, secure quality tenants and reduce costs, with the ultimate goal of maximizing the financial performance of these properties.

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

Materials and Construction:

•
Leverage vertically integrated business model to lower costs: A&B maintains cost benefits through a vertically integrated business model that encompasses the production of aggregate and the importation of liquid asphalt and sand. These activities help ensure that A&B has adequate access to raw materials needed to produce asphaltic concrete and, therefore, also provides for a level of cost certainty that allows A&B to compete effectively on sealed-bid contracts. In addition, A&B and its consolidated and non-consolidated affiliated companies provide and market various construction- and traffic-control-related products and services.

•
Capitalize on strategically located quarry adjacent to growing area on Oahu: A&B owns one of two operating quarries on the island of Oahu that has suitable grade A material required for the production of hot mix asphalt. A&B's quarry is also the only quarry located adjacent to the growing region on the west side of Oahu. It is proximate to the first two phases of the Honolulu Rail Project and to more than 15,000 residential units and various commercial projects, which are projected in the future. Due to the high cost of transporting aggregate and the limited shelf life of asphaltic concrete once it is produced, A&B’s quarry and hot mix plant locations in west Oahu are ideally located to service the growth in the area for the foreseeable future.

Agriculture:

•
Grow renewable energy operations: A&B is a leading provider of renewable energy on Kauai, and in recent years, has added high-returning renewable solar generation to its portfolio. A&B continues to evaluate and further capitalize on new renewable energy opportunities in Hawaii to expand its portfolio and support the State of Hawaii's Clean Energy Initiative.

DESCRIPTION OF BUSINESS AND PROPERTIES
Business Segments
A.    Real Estate Development and Sales Segment
A&B is actively involved in the entire spectrum of real estate development and ownership, including planning, zoning, financing, constructing, purchasing, managing and leasing, selling and exchanging, and investing in real property.

(1)    Landholdings
As of December 31, 2015, A&B and its subsidiaries owned 87,870 acres, consisting of 87,715 acres in Hawaii and 155 acres on the U.S. Mainland. Hawaii landholdings are primarily used for agriculture, pasture, watershed and conservation purposes. A portion is used for urban purposes or planned for development. The Mainland properties are primarily used or held for commercial purposes.

	Acres
Location	Urban/Entitled*	Agriculture	Conservation	Total
Maui	566	49,289	15,870	65,725
Kauai	81	6,874	13,325	20,280
Oahu	180	615	640	1,435
Molokai	—	265	—	265
Big Island	10	—	—	10
TOTAL HAWAII	837	57,043	29,835	87,715
TOTAL MAINLAND	155	—	—	155
TOTAL LANDHOLDINGS	992	57,043	29,835	87,870

*
Land is designated "fully entitled urban" when all four land use approvals described in the "Planning and Zoning" section have been obtained. The total includes lands available for development and 345 acres under commercial properties.

The table above does not include 1,016 acres under joint venture development that are shown below. An additional 2,900 acres on Maui, Kauai and Oahu are leased from third parties, and are not included in any of the tables.

Joint Venture Projects as of December 31, 2015	Original Acres	Acres at December 31, 2015
Kukui’ula (HI)	1,000	917
California joint ventures	75	75
Ka Milo (HI)	31	14
Keala o Wailea (HI)	7	7
The Collection (HI)	3	3
TOTAL	1,116	1,016

(2)    Planning and Zoning
The entitlement process for development of property in Hawaii is complex, lengthy (spanning multiple years) and costly (involving numerous state and county regulatory approvals). For example, conversion of an agriculturally-zoned parcel usually requires the following approvals:

•	County amendment of the County General Plan to reflect residential use;

•	State Land Use Commission approval to reclassify the parcel from the Agricultural district to the Urban district;

•	County amendment of the County Community Plan to reflect land use; and

•	County approval to rezone the property to the precise land use desired.
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

(3)    Development Projects
The following is a summary of the Company’s real estate development and investment portfolio as of December 31, 2015:

Project	Location	Product type	Acres at 12/31/15		Original planned units, saleable acres or gross leasable square feet	Estimated project cost (1) ($mil)	A&B capital invested	A&B net investment as of 12/31/15 ($mil; including capitalized interest)	Estimated substantial completion of construction
ACTIVE PLANNING, DEVELOPMENT AND SALES - WHOLLY OWNED
Kahala Avenue Portfolio	Honolulu, Oahu	Residential	6		30 lots	135	134	51	n/a
Kamalani	Kihei, Maui	Primary residential	95		630 units	tbd	3	3	2023
Maui Business Park II	Kahului, Maui	Light industrial lots	125	(2)	136 acres	96	77	45	2021
Mililani Mauka South	Mililani, Oahu	Retail/office developed for commercial portfolio	1		18,500 sf	8	7	7	2016
The Ridge at Wailea (MF-19)	Wailea, Maui	Resort residential	6		9 lots	10	9	9	2009
Wailea B-1	Wailea, Maui	Commercial/retail	11		60,000 sf	tbd	5	5	tbd
Total			244

Project	Location	Product type	Acres at 12/31/15	Planned units, saleable acres or gross leasable square feet	Estimated project cost (1) ($mil)	A&B capital invested	A&B net investment as of 12/31/15 ($mil; including capitalized interest)	Estimated substantial completion of construction
ACTIVE PLANNING, DEVELOPMENT AND SALES - JOINT VENTURES
Ka Milo at Mauna Lani	Kona, Hawaii	Resort residential	14	137 units	125	16	10	2018
Keala o Wailea (MF-11)	Wailea, Maui	Resort residential	7	70 units	63	9	9	2018
Kukui'ula	Poipu, Kauai	Resort residential	917	Up to 1,500 units on 640 saleable acres	854	285	276	2030
The Collection	Honolulu, Oahu	Primary residential/ commercial	3	465 units (464 salable)	285	53	49	2016
Total			941

(1)	Includes land cost at book value and capitalized interest, but excludes sales commissions and closing costs.

(2)	Includes 19 acres of roadways and other infrastructure that are not saleable.

Project	Location	Product type	Acres at 12/31/15		A&B net investment as of 12/31/15 ($mil; including capitalized interest)
FUTURE DEVELOPMENT - WHOLLY OWNED
Aina 'O Kane	Kahului, Maui	Primary residential/commercial	4		1
Brydeswood	Kalaheo, Kauai	Agricultural lots	336		3
Haliimaile	Haliimaile, Maui	Primary residential	55	(1)	1
Kai Olino	Port Allen, Kauai	Primary residential	4		11
Wailea SF-8	Kihei, Maui	Primary residential	13		1
Wailea MF-6	Wailea, Maui	Resort residential lots	23		6
Wailea MF-7	Wailea, Maui	Resort residential	13		9
Wailea MF-10	Wailea, Maui	Resort/commercial	7		3
Wailea MF-16	Wailea, Maui	Resort residential lots	7		3
Wailea, other	Wailea, Maui	Various	76		23
Total			538

Joint ventures
Bakersfield	Bakersfield, CA	Retail	57		7
Palmdale Center	Palmdale, CA	Office/industrial	18		5
Total			75

(1)	Eighteen of the 55 acres are designated for parks, open space, drainage and a waste water treatment plant.

Project	Location	Product type	Acres at 12/31/15	Planned units, saleable acres or gross leasable square feet
ENTITLEMENT
Ele'ele Community Phase I	Ele'ele, Kauai	Primary residential	260	tbd
Wai'ale	Kahului, Maui	Primary residential	545	up to 2,550 units
Total			805
A&B’s major active projects include:
Maui:
(a)    Maui Business Park II. Maui Business Park II (“MBP II”), 154 acres (136 acres salable; 106 acres remain salable at December 31, 2015) in Kahului zoned for light industrial, retail and office use, represents the second phase of the Company’s Maui Business Park project. A 4-acre parcel was sold in 2012 for a Costco gas station. In 2013, a 24-acre parcel adjacent to Maui Business Park was sold for the development of Maui’s first Target-anchored center, which opened in March 2015 and has contributed to strong sales activity at MBP II. In 2014, 7.2 acres were sold to the County of Maui, American Savings Bank, and Shelton Holdings (BMW) for $14.4 million. In 2015, 18.4 acres were sold to Lowe's, Servco Pacific, Pacific Pipe, and Kihei Auto for $33.5 million.
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
Since reacquisition, A&B has sold approximately 110 acres, and currently owns about 160 acres, which are planned for up to 700 units. A&B is in various stages of development or sale for various parcels within Wailea, which include the following projects:

•
At the 7.4-acre MF-11 (Keala o Wailea) project, A&B’s 70 unit multi-family joint venture development with Armstrong Builders, construction commenced in December 2015. Of the 50 units released for pre-sale, 30 units are under binding contracts. Closings are projected to commence in 2017.

•	The 6-acre MF-19 parcel (Ridge at Wailea) was developed into nine residential lots. Eight lots remain available for sale.

•	At the 11-acre B-1 parcel, A&B continues to evaluate bulk sale or development options.
(c)    Kamalani. A&B’s Kamalani project is a 630-unit residential project on 95 acres in Kihei, Maui. During 2015, significant progress was made in design work, securing requisite government approvals and marketing of the project. Preliminary subdivision approval was secured in April 2015. Pre-sales and construction are expected to commence in in March 2016.
Kauai:
(d)    Kukui`ula. In April 2002, A&B entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc. ("DMB"), an Arizona-based developer of master-planned communities, for the development of Kukui’ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for up to 1,500 resort residential units. As of December 31, 2015, total capital contributed to the joint venture by A&B was approximately $280 million, which included $30 million representing the value of land initially contributed by the Company. As of December 31, 2015, DMB has contributed approximately $190 million.
Offsite infrastructure is complete for 500 to 800 units and all resort core amenities were completed and opened for business in 2011, including the Tom Weiskopf-designed championship golf course, an owners' clubhouse, pool and spa facilities, and a golf clubhouse. Increased vertical home construction activity at Kukui’ula continues to generate positive sales momentum, with 22 closings in 2015 and eight additional units under binding contracts as of December 31, 2015. The various vertical construction programs are being pursued in joint ventures with five third-party developers. As of December 31, 2015, a total of 134 units had closed, and 72 lots and 8 houses were available for purchase.
Oahu:
(e)    Kahala Avenue Portfolio. In September and December 2013, A&B acquired a total of 30 properties for approximately $128 million in the prestigious Kahala neighborhood of East Honolulu. These properties were in various stages of disrepair and A&B immediately commenced clearing, landscape maintenance, and sales and marketing. Through December 31, 2015, revenue from sales totaled $123 million. As of December 31, 2015, nine lots were available for purchase totaling approximately 245,000 square feet. The nine available properties include four higher-value oceanfront properties totaling approximately 174,000 square feet or 71% of the total square footage available for purchase.
(f)    The Collection. In 2012, A&B secured an option agreement with Kamehameha Schools for the development of a 3.3-acre city block near downtown Honolulu. The project includes a 396-unit high-rise condominium tower, 14 three-bedroom townhomes and a 54-unit mid-rise building. In August 2014, a joint venture was formed for the project development. The land was acquired from Kamehameha Schools and construction commenced in October 2014, with completion projected by year-end 2016. As of December 31, 2015, all 396 tower units and 54 mid-rise units and four townhomes were under binding contracts. Construction of all phases is projected to be completed in late 2016.
(g)    Waihonua at Kewalo. In 2010, A&B acquired a fully-entitled high-rise condominium development site near the Ala Moana Center in Honolulu. Sales and marketing commenced in December 2011 for a 340 saleable-unit project. In September 2012, the Company formed a joint venture for the development of the project. By July 2013, all 340 units were sold under binding contracts. Construction was completed in November 2014, and 12 units closed in December 2014. The remaining 328 units closed in January 2015.
(h)    Keauhou Place. In October 2015, A&B closed its $35 million “B-note” investment in the 423-unit Keauhou Place residential condominium in Kaka’ako. Although construction commenced in October 2015, A&B does not expect to fund its investment until mid-2016. As of December 31, 2015, 349 of the project's 422 units have been sold, with 345 units under binding contracts.

B.    Real Estate Leasing Segment
The Company’s commercial portfolio’s Net Operating Income ("NOI")1 and GLA summarized by geographic location and property type as of December 31, 2015 is as follows:

NOI ($ in millions)	Hawaii	Mainland	Total
Retail	$38.7	$2.5	$41.2
Industrial	10.8	4.7	15.5
Office	3.7	10.5	14.2
Ground leases	13.0	—	13.0
Total	$66.2	$17.7	$83.9

[1]	Refer to page 46 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

GLA (square feet, in millions)	Hawaii	Mainland	Total
Retail	1.7	0.2	1.9
Industrial	0.8	1.2	2.0
Office	0.2	0.8	1.0
Total	2.7	2.2	4.9
(1)    Hawaii Commercial Properties
A&B’s Hawaii commercial portfolio consists of retail, industrial and office properties, comprising approximately 2.7 million square feet of GLA as of December 31, 2015. Most of the commercial properties are located on Oahu and Maui, with smaller holdings on Kauai and the Island of Hawaii. The average occupancy for the Hawaii portfolio was 93 percent in 2015, compared to 94 percent in 2014.
In December 2014, A&B acquired Kaka'ako Commerce Center, a 204,400-square-foot, light-industrial complex in urban Honolulu. The purchase was funded by proceeds from several Maui land sales and the sale of three mainland properties in 2015.

The Hawaii commercial properties owned as of year-end 2015 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Pearl Highlands Center	Pearl City, Oahu	Retail	415,400
Kailua-Retail (16 properties)	Kailua, Oahu	Retail	414,300
Komohana Industrial Park	Kapolei, Oahu	Industrial	238,300
Kaka'ako Commerce Center	Honolulu, Oahu	Industrial	204,400
Waianae Mall	Waianae, Oahu	Retail	170,300
Waipio Industrial	Waipahu, Oahu	Industrial	158,400
Kaneohe Bay Shopping Center	Kaneohe, Oahu	Retail	125,100
Waipio Shopping Center	Waipahu, Oahu	Retail	113,800
P&L Building	Kahului, Maui	Industrial	104,100
The Shops at Kukui'ula	Poipu, Kauai	Retail	89,000
Lanihau Marketplace	Kailua-Kona, Hawaii	Retail	88,300
Port Allen (4 buildings)	Port Allen, Kauai	Industrial/Retail	87,400
Kailua-Industrial (6 properties)	Kailua, Oahu	Industrial	68,800
Kunia Shopping Center	Waipahu, Oahu	Retail	60,400
Kahului Office Building	Kahului, Maui	Office	59,600
Lahaina Square	Lahaina, Maui	Retail	50,200
Kahului Shopping Center	Kahului, Maui	Retail	49,700
Napili Plaza	Napili, Maui	Retail	45,700
Kahului Office Center	Kahului, Maui	Office	33,400
Stangenwald Building	Honolulu, Oahu	Office	27,100
Judd Building	Honolulu, Oahu	Office	20,200
Gateway at Mililani Mauka	Mililani, Oahu	Retail	34,900
Gateway at Mililani Mauka South	Mililani, Oahu	Office	18,700
Maui Clinic Building	Kahului, Maui	Office	16,600
Lono Center	Kahului, Maui	Office	13,700
Total			2,707,800

(2)    U.S. Mainland Commercial Properties
On the Mainland, A&B owns a portfolio of 10 commercial properties, acquired primarily by way of tax-deferred 1031 exchanges, consisting of retail, industrial and office properties, comprising approximately 2.2 million square feet of leasable space as of December 31, 2015. A&B’s Mainland commercial properties’ occupancy rate was 95 percent in 2015 as compared to 93 percent in 2014.
A&B’s Mainland commercial properties owned as of December 31, 2015 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Midstate Hayes	Visalia, CA	Industrial	790,200
Sparks Business Center	Sparks, NV	Industrial	396,100
1800 and 1820 Preston Park	Plano, TX	Office	198,800
Ninigret Office Park	Salt Lake City, UT	Office	185,500
2868 Prospect Park	Sacramento, CA	Office	163,300
Little Cottonwood Center	Sandy, UT	Retail	141,500
Concorde Commerce Center	Phoenix, AZ	Office	138,700
Deer Valley Financial Center	Phoenix, AZ	Office	126,600
Gateway Oaks	Sacramento, CA	Office	59,700
Royal MacArthur Center	Dallas, TX	Retail	44,800
Total			2,245,200
(3)    Lease Expirations
The Company’s schedule of lease expirations for its Hawaii and U.S. Mainland commercial portfolio is as follows:

Year of expiration	Sq. ft. of expiring leases	Percentage of total leased GLA	Annual gross rent expiring(1) ($ in millions)	Percentage of total annual gross rent

2016	930,566	20.8%	11.0	14.1%
2017	815,619	18.2%	13.6	17.4%
2018	803,809	18.0%	9.6	12.3%
2019	431,936	9.7%	10.9	13.9%
2020	523,026	11.7%	11.0	14.1%
2021	261,561	5.8%	5.9	7.5%
2022	87,335	2.0%	2.4	3.1%
2023	204,199	4.6%	3.4	4.3%
2024	122,625	2.7%	3.2	4.1%
2025	64,817	1.4%	2.8	3.6%
Thereafter	229,415	5.1%	4.4	5.6%
Total	4,474,908	100.0%	78.2	100.0%

(1)	Annual gross rent means the annualized base rent amounts of expiring leases and includes improved properties only and excludes 0.2 million square feet of month-to-month leases.

The Company’s schedule of lease expirations for its ground leases is as follows:

Year of expiration	Annual gross rent expiring ($ in millions)	Percentage of total annual gross rent(1)
Month-to-month	0.9	6.3%
2016	1.2	8.5%
2017	0.7	4.9%
2018	0.3	2.1%
2019	0.3	2.1%
2020	0.8	5.7%
2021	0.7	4.9%
2022	0.3	2.1%
2023	1.2	8.5%
2024	—	—%
2025	—	—%
Thereafter	7.8	54.9%
Total	14.2	100.0%

(1)	Annual gross rent means the annualized base rent amounts of expiring leases.

C.    Materials and Construction
(1)    Business
Major activities of the Materials and Construction segment include asphalt paving as prime contractor and subcontractor; importing and selling liquid asphalt; mining, processing and selling rock and sand aggregate; producing and selling asphaltic and ready-mix concrete; providing and selling various construction- and traffic-control-related products and manufacturing and selling precast concrete products. Segment activities are conducted through Grace and its consolidated and non-consolidated affiliates.
The market for Grace’s business can be generally divided into the public sector market and the private sector market. The public sector construction market includes spending by federal, state and county governments for road and highway paving, aggregate materials, and highway-related maintenance and management services. In general, public sector spending is less cyclical than private sector construction projects. Approximately 90 percent of Grace’s paving revenue in 2015 was directly or indirectly attributable to public sector contracts. The private sector construction market includes spending for commercial and residential asphalt paving and material sales. Private sector spending is generally more cyclical than public sector spending and is primarily driven by economic conditions in Hawaii.
Aggregate: Aggregate production involves drilling and blasting rock from quarries, crushing the rock to appropriate sizes and screening materials after extraction to separate aggregate into two grades with more than 20 gradations with varying specifications. Basalt aggregate is used in the construction industry for residential and commercial developments, highways, roads, asphaltic concrete and ready-mix concrete products. Based on production in 2015, Grace was the largest producer of basalt aggregate in the state. Grace also has a recycling plant that accepts demolition concrete and reclaimed aggregate material from job sites for a fee and recycles them into salable aggregate products. Aggregate can also be imported into Hawaii from abroad to meet the state’s needs. Due to the high cost of handling and transporting aggregate, location is an important driver in determining a customer’s preferred source.
Asphaltic Concrete (hot mix asphalt): Grace imports liquid asphalt through its 70 percent-owned consolidated subsidiary, GLP Asphalt, LLC (GLP), for use in the manufacture of asphaltic concrete. Asphaltic concrete is produced by heating asphalt to a liquid consistency, drying the aggregate to remove moisture, and mixing the liquid asphalt with the aggregate in "hot mix plants." Asphaltic concrete consists of approximately 94 percent aggregate and 6 percent asphalt. Due to the high cost of transporting rock, Grace will generally utilize aggregate sources nearest to its hot mix asphalt plant and/or locate its hot mix plant next to the aggregate resource. Grace sources liquid asphalt through GLP, which purchases asphalt from Venezuela, Canada, and other foreign locations, typically several times a year, depending on demand and the size of the available shipments. GLP is currently the only local distributor of liquid asphalt in the state, and approximately 65 percent of GLP asphalt sales are to Grace and a non-consolidated affiliate. Liquid asphalt can also be imported in 20-ton transit tankers from refineries on the U.S. West Coast. Approximately 20 percent of asphaltic concrete produced by Grace is sold to third parties and the remainder is used on construction jobs by Grace's asphalt paving division or a non-consolidated affiliate.
Asphalt Paving: The asphalt paving market is predominately composed of paving projects contracted by federal, state and county agencies. The contracts are based on competitive sealed bids, with the bid awarded to a qualified contractor with the lowest bid. Approximately 90 percent of all asphalt paving work performed by Grace in 2015 was for federal, state and county governmental entities. The remainder of the work consists of private contracts, such as residential and commercial developments.
Grace’s primary paving competitors include Jas A. Glover, Ltd.; Roads and Highways, LLC (a division of Sterling Construction-NASDAQ: STRL); Road Builders Corp.; and Maui Kupono Builders, LLC/Maui Master Builders, Inc.
Construction- and Traffic-Control-Related Products: Through various consolidated subsidiaries, Grace provides a range of construction-related products. Grace’s wholly owned subsidiary, GP Roadway Solutions, Inc. (“GPRS”) operates as a subcontractor and prime contractor and provides guardrail, fencing and sign installation, and maintenance; rents and sells safety and traffic control equipment and supplies; provides traffic control services; provides road and parking lot striping, seal coating and crack sealing, and security services; and performs application of maintenance-related encapsulation product. Grace’s 51 percent-owned GP/RM Prestress, LLC (“GP/RM”) is a manufacturer and supplier in the prestressed and precast concrete industry. GP/RM fabricates architectural concrete products such as exterior columns, walls and spandrels in a variety of colors with varying finishes and features used in the construction of parking structures, buildings and high rises. GP/RM is also a major supplier of structural concrete products such as rectangular, hexagonal and octagonal columns; various types of beams, double tees, walls, spandrels, stairs, flat slabs, bridge girders, planks; and stadium bleachers used to support various types of structures. In addition, other construction materials and products are sold by non-consolidated affiliates.
As of December 31, 2015, total backlog, which consists of signed contracts and awarded contracts not yet executed, including the backlog of Grace, GPRS, GP/RM and Maui Paving, LLC, a 50-percent-owned non-consolidated affiliate, totaled approximately $226.5 million, compared to $219.4 million at December 31, 2014. For purposes of calculating backlog, the entire estimated revenue attributable to Grace's consolidated subsidiaries and all of the backlog of Maui Paving, which was approximately $13.9 million and $38.1 million at December 31, 2015 and 2014, respectively, was included. Backlog represents the amount of revenue that Grace and Maui Paving expect to realize on contracts awarded primarily related to asphalt paving and, to a lesser extent, Grace’s consolidated revenue from GPRS and GP/RM.
The length of time that projects remain in backlog can span from a few days for a small volume of work to approximately 36 months for large paving contracts and contracts performed in phases. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders.
(2)     Assets
Quarries: Grace owns 541 acres in Makakilo, Oahu, approximately 200 acres of which are used for its quarrying operations. Approximately 800,000 tons of rock were mined and processed by Grace in 2015. The operation of the quarry is governed by special and conditional use permits, which allow Grace to extract aggregate through 2032. Grace also owns approximately 265 acres on Molokai, which are licensed to a third-party operator for quarrying operations.
Grace began the infrastructure work for new crushing plants, which are used to reduce large rocks down to salable grade aggregate, at the Makakilo quarry in April 2012. Primary and secondary crushing plants are used to reduce quarried rock to a 4” to 5” “surge” material. The surge is then processed at the finish plants, where the rock is further reduced and screened to exact product specifications. The erection of the new “A” grade finish plant began in January 2013, and was online at the end of September 2013. The existing “B” grade finish plant upgrade was completed in December 2014. The new primary and secondary crushing plants were completed in 2015. The new facilities are expected to increase the productivity and efficiency of the operations, resulting in lower production costs. Through December 31, 2015, approximately $43.0 million has been incurred related to the quarry improvements ($33.8 million was incurred by Grace prior to its acquisition by A&B in 2013).
Equipment: Grace owns approximately 530 pieces of on- and off-highway rolling stock, which consists of heavy duty trucks, passenger vehicles and various road paving, quarrying and operations equipment. Additionally, Grace owns approximately 550 pieces of non-rolling stock items used in its operations, such as generators, transit tankers, light towers, message boards and nuclear gauges. The Materials and Construction segment has six rock crushing plants and eight asphaltic concrete plants (three on Oahu, one on Maui, one on Kauai, one on Hawaii island, and two on Molokai).

D.    Agribusiness
(1)    Agribusiness Operations
A&B’s current Agribusiness and related operations consist of: (1) a sugar plantation on the island of Maui, operated by its Hawaiian Commercial & Sugar Company (“HC&S”) division, (2) renewable energy operations on the island of Kauai, operated by McBryde Resources, Inc. (“McBryde”), (3) Kahului Trucking & Storage, Inc. (“KT&S”), which provides several types of trucking services, including sugar and molasses hauling on Maui, mobile equipment maintenance and repair services on Maui, Kauai, and the Big Island, and self-service storage facilities on Maui and Kauai, and (4) Hawaiian Sugar & Transportation Cooperative (“HS&TC”), an agricultural cooperative that provides raw sugar marketing and transportation services solely to HC&S. HS&TC owns the MV Moku Pahu, a Jones Act-qualified integrated tug barge bulk dry carrier, which is used to transport raw sugar and molasses from Hawaii to the U.S. West Coast and coal from the U.S. West Coast to Hawaii.
On December 31, 2015, the Company determined that it would cease its sugar operations at HC&S (the "Cessation"), which will result in the eventual layoff of over 650 employees. The sugar operation is expected to be phased out by the end of 2016, and the transition to a new diversified agriculture model will occur over a multi-year period.
The Company currently projects recording total pre-tax book charges related to the Cessation in the range of $112 million to $133 million ($68 million to $81 million, net of taxes), which consists of $23 million to $28 million of employee severance and related benefit charges, $69 million to $76 million of accelerated depreciation and asset write-offs, and $20 million to $29 million of property removal, restoration and other exit-related costs. Of the $112 million to $133 million of total pre-tax book charges mentioned above, approximately $69 million to $76 million will be non-cash charges and approximately $43 million to $57 million will be cash outlays, primarily related to employee severance and compensation benefits and property removal, restoration and other exit-related costs. Net of tax benefits, the cash outlays related to the Cessation will range from approximately $11 million to $21 million. However, the total net cash outlays related to the Cessation are projected to be offset by cash proceeds generated from the final harvest, based on current production estimates and sugar prices.
(2)    Marketing of Sugar
Approximately 92 percent of the sugar produced by HC&S in 2015 was bulk raw sugar purchased by C&H Sugar Company, Inc. (“C&H”), based in Crockett, California. C&H processes the raw cane sugar at its refinery at Crockett, California and markets the refined products primarily in the western and central United States. Pursuant to a supply contract with HS&TC, the raw sugar is sold to C&H at forward price contracts equal to the New York No. 16 Contract settlement price at the time of executed market trades, or mutually agreed upon pricing also based on current New York No. 16 Contract prices.
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
(3)    Land Designations and Water
The HC&S sugar plantation consists of 43,300 acres, with approximately 36,000 acres under active sugar cane cultivation.
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
A&B holds rights to an irrigation system in West Maui, which provided approximately 13 percent of the irrigation water used by HC&S over the last ten years. A&B also owns 16,000 acres of watershed lands in East Maui, which supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the last ten years have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis, which has been the subject of litigation. In January 2016, the state court ruled that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed for an immediate appeal of this ruling. For information regarding legal proceedings involving A&B’s irrigation systems, see “Legal Proceedings” below.
(4)    Energy
HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses coal, diesel, fuel oil and recycled motor oil to generate power during factory shutdown periods when bagasse is not being produced or during periods when bagasse is not produced in sufficient quantities. HC&S also generates a limited amount of hydroelectric power. To the extent it is not used in A&B’s factory and farming operations, HC&S sells electricity under a power purchase agreement ("PPA") with Maui Electric. Beginning on January 1, 2015, Maui Electric and HC&S mutually agreed to reduce the maximum amount of firm generation capacity to be supplied by HC&S during peak hours from 12 megawatts to 8 megawatts. In the fourth quarter of 2015, the PPA was further amended and significantly reduced the firm power provided by HC&S, but HC&S will continue to provide emergency backup power. In 2015, HC&S produced and sold, respectively, approximately 150,300 megawatt hours (MWH) and 51,100 MWH of electric power (compared with 181,300 MWH produced and 67,900 MWH sold in 2014). The decrease in power sold was due to the amendment to the PPA that eliminated regularly scheduled dispatched power. Hydroelectric generation increased to 25,200 MWH in 2015 (compared with 18,800 MWH in 2014) from an increase in rainfall during the year. Coal used for power generation was 51,100 short tons, about 6,000 tons less than that used in 2014. Less coal was required because of the lower power commitment to Maui Electric.
In 2015, McBryde produced approximately 27,600 MWH of hydroelectric power (compared with approximately 27,900 MWH in 2014) and approximately 11,400 MWH of solar power from its Port Allen Solar Facility (compared with approximately 11,700 MWH in 2014). To the extent it is not used in A&B-related operations, McBryde sells electricity to Kauai Island Utility Cooperative (“KIUC”). Power sales in 2015 amounted to approximately 30,800 MWH (compared with 32,800 MWH in 2014). The decrease in power sold was primarily due to higher internal power consumption.
Employees and Labor Relations
As of December 31, 2015, A&B and its subsidiaries had 1,496 regular full-time employees. The Agribusiness segment employed 773 regular full-time employees, the Real Estate segment employed 53 regular full-time employees, the Materials and Construction segment employed 601 regular full-time employees, and the remaining full-time employees were employed in administration. Approximately 69 percent of A&B's employees are covered by collective bargaining agreements with unions.
Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the International Longshore and Warehouse Union ("ILWU"). The agreements with the HC&S production unit employees and clerical and technical employees bargaining units cover 593 workers and will terminate upon cessation of the HC&S sugar operations. The 31 bargaining unit employees at KT&S also are covered by two collective bargaining agreements with the ILWU. The agreement for bulk sugar employees expires on June 30, 2019, while the agreement for hourly employees expires on March 31, 2016. There are two collective bargaining agreements with 23 A&B Fleet Services employees, on the Big Island and Kauai, represented by the ILWU.  Both the Kauai and Big Island agreements expire on August 31, 2017.
A collective bargaining agreement with the International Union of Operating Engineers AFL-CIO, Local Union 3 (“IUOE”) covers 195 of Grace’s employees, who are primarily classified as heavy duty equipment operators, paving construction site workers, quarry workers, truck drivers and mechanics. The agreement expires on September 2, 2019.
Collective bargaining agreements with Laborers International Union of North America Local 368 (“Laborers”) cover 201 Grace employees who engage in various types of work. The Laborers' agreement with fence, guardrail and sign installation workers expires on September 30, 2019; the traffic and rentals Laborers’ agreement expires on August 31, 2018; and the precast/prestressed Laborers’ agreement expires on August 31, 2019.
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
Risks Relating to A&B’s Business
Note: All references to “A&B” and "the Company" in this section refer to, and includes, each segment and line of business comprising A&B, and any reference to any particular segment or line of business does not limit the foregoing.
Changes in economic conditions may result in a decrease in market demand for A&B’s real estate assets in Hawaii and the Mainland and its material and construction products.
The Company's business, including its assets and operations, are concentrated in Hawaii. A weakening of economic drivers in Hawaii, which include tourism, military and consumer spending, public and private construction starts and spending, personal income growth, and employment, or the weakening of consumer confidence, market demand, or economic conditions on the Mainland, may adversely affect the demand for or sale of Hawaii real estate, the level of real estate leasing activity in Hawaii and on the Mainland, and demand for the Company's materials and construction products. In addition, an increase in interest rates or other factors could reduce the market value of the Company's real estate holdings, as well as increase the cost of buyer financing that may reduce the demand for A&B's real estate assets.
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
Grace competes in an industry that favors the lowest bid. An increase in competition, including out-of-state contractors, competing for a limited number of projects available, could lead to lost bids and lower prices and volume. Grace also mines aggregate and imports asphalt for sale. Grace's customers or its competitors could seek alternative sources of supply, such as imported liquid asphalt and aggregate.
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
A&B may raise additional capital in the future on terms that are more stringent to A&B, that could provide holders of new issuances rights, preferences and privileges that are senior to those currently held by A&B common stockholders, or that could result in dilution of common stock ownership.
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
Interest expense on A&B's floating-rate debt ($141.8 million at December 31, 2015) would increase if interest rates rise.
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
As of December 31, 2015, approximately 69 percent of A&B's 1,496 regular full-time employees were covered by collective bargaining agreements with unions. A&B may be adversely affected by actions taken by employees of A&B or other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of the failure of A&B or other companies in its industry to negotiate collective bargaining agreements with such unions successfully. For example, in its Real Estate Development and Sales segment, A&B may be unable to complete construction of its projects if building materials or labor are unavailable due to labor disruptions in the relevant trade groups.
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
For the Agribusiness segment, drought, greater than normal rainfall, hurricanes, low-wind conditions, earthquakes, tsunamis, floods, fires, other natural disasters, agricultural pestilence, or negligence or intentional malfeasance by individuals, may have an adverse effect on the sugar planting, growing, harvesting and production, electricity generation and sales, and the Agribusiness segment’s facilities, including dams and reservoirs.
For the Materials and Construction segment, because nearly all of the segment's activities are performed outdoors, its operations are substantially dependent on weather conditions. For example, periods of wet or other adverse weather conditions could interrupt paving activities, resulting in delayed or loss of revenue, under-utilization of crews and equipment and less efficient rates of overhead recovery. Adverse weather conditions also restrict the demand for aggregate products, increase aggregate production costs and impede its ability to efficiently transport material.
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
The nature of A&B’s business exposes it to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to labor and employment matters, contractual disputes, personal injury and property damage, environmental matters, construction litigation, business practices, and other matters, as discussed in the other risk factors disclosed in this section. These disputes, individually or collectively, could harm A&B’s business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by A&B. For more information, see Item 3 entitled “Legal Proceedings.” As a real estate developer, A&B may face warranty and construction defect claims, as described below under “Risks Related to A&B’s Real Estate Segments.”
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
A&B’s development projects are subject to risks relating to A&B’s ability to complete its projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include, but are not limited to:

•	an inability of A&B or buyers to secure sufficient financing or insurance on favorable terms, or at all;

•	construction delays, defects, or cost overruns, which may increase project development costs;

•	an increase in commodity or construction costs, including labor costs;

•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;

•	an inability to obtain, or a significant delay in obtaining, zoning, construction, occupancy and other required governmental permits and authorizations;

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
The bankruptcy of key tenants may adversely affect A&B’s cash flows and profitability.
A&B may derive significant cash flows and earnings from certain key tenants. If one or more of these tenants declare bankruptcy or voluntarily vacates from the leased premise and A&B is unable to re-lease such space or to re-lease it on comparable or more favorable terms, A&B may be adversely impacted. Additionally, A&B may be further adversely impacted by an impairment or “write-down” of intangible assets, such as lease-in-place value, favorable lease asset, or a deferred asset related to straight-line lease rent, associated with a tenant bankruptcy or vacancy.

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
As a developer, A&B is subject to warranty and construction defect claims arising in the ordinary course of business. The amounts payable under these claims, both in legal fees and remedying any construction defects, can be significant and could exceed the profits made from the project. As a consequence, A&B may maintain liability insurance, obtain indemnities and certificates of insurance from contractors generally covering claims related to workmanship and materials, and create warranty and other reserves for projects based on historical experience and qualitative risks associated with the type of project built. Because of the uncertainties inherent in these matters, A&B cannot provide any assurance that its insurance coverage, contractor arrangements and reserves will be adequate to address some or all of A&B’s warranty and construction defect claims in the future. For example, contractual indemnities may be difficult to enforce, A&B may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered and the availability of liability insurance for construction defects could be limited or costly. Accordingly, A&B cannot provide any assurance that such coverage will be adequate, available at an acceptable cost, or available at all.
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

•
the venture partner may fail to fund its share of capital for operations and development activities or to fulfill its other commitments, including providing accurate and timely accounting and financial information to A&B;

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

•	reduced spending by private sector customers resulting from poor economic conditions in Hawaii;

•	an increased number of competitors;

•	less success in competitive bidding for contracts;

•	a decline in transportation and logistical costs, which may result in customers purchasing material from sources located outside of Hawaii in a more cost-efficient manner;

•	limitations on access to necessary working capital and investment capital to sustain growth;

•	inability to hire and retain essential personnel and to acquire equipment to support growth; and

•	inability to identify acquisition candidates and successfully acquire and integrate them into A&B's materials and construction businesses.
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
The majority of the Materials and Construction segment's revenues are derived from “quantity pricing” (fixed unit price) contracts. Approximately 20 percent of 2015 segment revenues and backlog are derived from “lump sum” (fixed total price) contracts. Quantity pricing contracts require the provision of line-item materials at a fixed unit price based on approved quantities irrespective of actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of actual quantities or actual costs. Expected profits on contracts are realized only if costs are accurately estimated and then successfully controlled. If cost estimates for a contract are inaccurate, or if the contract is not performed within cost estimates, then cost overruns may result in losses or cause the contract not to be as profitable as expected.
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
Due to the size and nature of the segment's construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of consolidated segment revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2015, approximately 90 percent of Grace's construction related revenue was generated from projects administered by the State of Hawaii or the various counties in Hawaii where Grace served as general contractor or subcontractor. Similarly, segment backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. For example, the State of Hawaii comprised approximately 33 percent of Grace’s construction backlog at December 31, 2015. The loss of business from any such customer, or a default or delay in payment on a significant scale by a customer, could have an adverse effect on A&B's materials and construction businesses or results of operations.
A&B's materials and construction businesses are likely to require more capital over the longer term.
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
As is customary in the construction industry, A&B may be required to provide surety bonds to its customers to secure its performance under construction contracts. A&B's ability to obtain surety bonds primarily depends upon its capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. The inability to obtain adequate bonding would limit the amount that A&B's construction businesses are to able bid on new contracts and could have an adverse effect on the segment's future revenues and business prospects.
A&B's Materials and Construction segment operations are subject to hazards that may cause personal injury or property damage, thereby subjecting A&B to liabilities and possible losses, which may not be covered by insurance.
Segment employees are subject to the usual hazards associated with performing construction activities on road construction sites, plants and quarries. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. A&B maintains general liability and excess liability insurance, workers’ compensation insurance, auto insurance and other types of insurance, all in amounts consistent with A&B’s materials and construction businesses' risk of loss and industry practice, but this insurance may not be adequate to cover all losses or liabilities incurred in operations.
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
Short supplies and volatility in the costs of fuel, energy and raw materials may adversely affect A&B's materials and construction businesses.
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
Similarly, segment operations also require a continued supply of liquid asphalt, which serves as a key raw material in the production of asphaltic concrete. Liquid asphalt is subject to potential supply constraints and significant price fluctuations, which are generally correlated to the price of crude oil, though not as closely as diesel or gasoline, and are beyond the control of A&B's materials and construction business. Accordingly, significant increases in the price of crude oil will have an adverse impact on the financial results of the materials and construction segment due to higher costs of production of asphaltic concrete. Conversely, significant declines in the price of oil had, and in the future, may have an adverse impact on A&B's material and construction sales of liquid asphalt concrete, due to lower costs of importing asphalt to Hawaii, which may result in customers sourcing liquid asphalt from competition located outside of Hawaii.
Risks Relating to A&B’s Agribusiness Segment
The lack of water for agricultural irrigation could adversely affect Agribusiness operations and profitability.
It is crucial for the Agribusiness segment to have access to sufficient, reliable and affordable sources of water for the irrigation of sugar cane. As further described in “Legal Proceedings,” there are regulatory and legal challenges to the segment’s ability to divert water from streams in Maui. In addition, access to water is subject to weather patterns that cannot be reliably predicted. If the segment is limited in its ability to divert stream waters for its use or there is insufficient rainfall on an extended basis, it would have an adverse effect on existing sugar operations, as well as the ability to employ the land in active agricultural use.
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
A&B's production of raw sugar is subject to numerous risks that could adversely affect the volume and quality of sugar produced. Any of these risks has the potential to adversely impact the final sugar harvest, including by causing significant losses and possibly stopping the HC&S sugar operations earlier than anticipated. These risks include, but are not limited to:

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
The transition to a diversified agricultural model is subject to both the risks affecting the business generally and the inherent difficulties associated with implementing a new strategy.
The ability to transition to a new diversified model and improve the operating results depends upon a number of factors, including:

•
the extent to which management has properly understood and is able to manage the dynamics and demands of the various farming operations comprising the diversified agricultural model, in which the Company may have limited or no prior experience;

•	the ability to successfully complete the final harvest and transition from the sugar operations in an orderly and efficient manner;

•	the time required to prepare the land currently under sugar cane cultivation and ready it for a new purpose under the diversified model;

•
the ability to respond to any unanticipated changes in expected cash flows, liquidity, cash needs and cash expenditures with respect to the new diversified model, including the Company's ability to obtain any additional financing or other liquidity enhancing transactions, if and when needed;

•	the ability to execute strategic initiatives in a cost-effective manner, including identifying business partners to explore potential opportunities;

•
The Company's ability to access adequate, affordable and uninterrupted sources of water (see the "The lack of water for agricultural irrigation could adversely affect Agribusiness operations and profitability" risk factor above);

There is no assurance that the Company will be able to transition to and implement a new diversified agricultural model, which could have an adverse impact on the Company's results of operations.

The diversified agricultural model may not achieve the financial results expected.
The Company is currently evaluating several categories of replacement agricultural activities in the transition to the diversified model, including but not limited to energy crops, agroforestry, grass finished livestock operations, diversified food crops/agricultural park, and orchard crops. There is no assurance that the Company's replacement agricultural activities will be economically feasible or improve the Agribusiness segment's operating results.

A&B’s power sales contracts could be replaced on less favorable terms or may not be replaced.
A&B’s power sales contracts expire at various points in the future and may not be replaced or could be replaced on less favorable terms, which could adversely affect Agribusiness profitability. For example, during 2015, the Company's power supply contract with Maui Electric Co. ("MECO") was amended pursuant to which, among other items, MECO's minimum power purchase obligation was eliminated.
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
All of the molasses produced by A&B is shipped out of Kahului Harbor. A&B currently has the ability to store approximately 20 percent of annual molasses production before having to cease harvest and milling operations, which cessation would result in significant additional operating costs. The frequency and timing of vessel arrivals to ship molasses off island are therefore important to A&B's ability to continue its sugar operations without interruption, and there is no assurance that such interruptions will not occur. Additionally, if domestic Jones Act shipping capacity is not available in the market when required, A&B may be forced to sell its molasses to foreign buyers, which would result in lower profitability.

A&B has aging infrastructure in its sugar factory, irrigation and power facilities.
A&B maintains critical spares for primary factory equipment in the event of a breakdown or failure. However, due to the extensive age and complexity of the mill, factory and power plant, it is possible that damage to equipment may not be repaired in a timely manner or at an acceptable cost, which may adversely affect the final sugar harvest, including incurring significant losses and possibly ceasing the HC&S sugar operations earlier than anticipated. A&B also operates renewable energy facilities, some of which are located on conservation-zoned land, which is subject to restrictions on activities conducted on the land. It therefore may not be feasible to expediently repair damage to such facilities should it occur. A&B has property, boiler and machinery, and business interruption insurance for most of such events; however, it is possible that A&B’s insurance coverage may not cover all risk of loss.
Risks Relating to the Separation from Matson Navigation Company
If the Separation were to fail to qualify as tax-free for U.S. federal income tax purposes, then A&B, Matson, Inc.("Matson") and the shareholders who received their shares of A&B common stock in the Separation could be subject to significant tax liability or tax indemnity obligations.
Prior to June 29, 2012, A&B’s businesses included Matson Navigation Company , a wholly owned subsidiary that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to best enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of a newly created entity, Alexander & Baldwin Holdings, Inc. (“Holdings”). On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock in a tax-free distribution (the “Separation”). Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.
Matson received a private letter ruling from the Internal Revenue Service ("IRS Ruling") that, for U.S. federal income tax purposes, (i) certain transactions to be effected in connection with the Separation qualify as a reorganization under Sections 355 and/or 368 of the Internal Revenue Code of 1986, as amended ("Code"), or as a complete liquidation under Section 332(a) of the Code and (ii) the Separation qualifies as a transaction under Section 355 of the Code. In addition to obtaining the IRS Ruling, Matson received a tax opinion ("Tax Opinion") from the law firm of Skadden, Arps, Slate, Meagher & Flom LLP (which Tax Opinion relies on the effectiveness of the IRS Ruling) substantially to the effect that, for U.S. federal income tax purposes, the Separation and certain related transactions qualify as a reorganization under Section 368 of the Code. The IRS Ruling and Tax Opinion rely on certain facts and assumptions, and certain representations from A&B and Matson regarding the past and future conduct of their respective businesses and other matters. Notwithstanding the IRS Ruling and Tax Opinion, the Internal Revenue Service ("IRS") could determine on audit that the Separation and related transactions should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the Separation and related transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Separation or if the IRS were to disagree with the conclusions in the Tax Opinion that are not covered by the IRS Ruling. If the Separation and related transactions ultimately were determined to be taxable, the distribution of A&B stock in the Separation could be treated as taxable for U.S. federal income tax purposes to the shareholders who received their shares of A&B common stock in the Separation, and such shareholders could incur significant U.S. federal income tax liabilities. In addition, Matson would recognize a gain in an amount equal to the excess of the fair market value of the shares of A&B common stock distributed to Matson's shareholders on the Separation date over Matson tax basis in such shares.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 3. LEGAL PROCEEDINGS
Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by Hawaiian Commercial & Sugar Company ("HC&S"), a division of A&B that produces raw sugar. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the “4/10/15 Lawsuit”) alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment (“EA”). In December 2015, the BLNR decided to re-affirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by the three parties. In January 2016, the court in the 4/10/15 Lawsuit ruled that the renewals were not subject to the EA requirement but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to take an immediate appeal of this ruling.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii ("Water Commission") establish interim instream flow standards ("IIFS") in 27 East Maui streams that feed the Company's irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawaii Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Commission then authorized the appointment of a hearings officer for the contested case hearing and expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams in 23 hydrologic units. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015. On January 15, 2016, the Commission-appointed hearings officer issued his recommended decision on the petitions. The recommended decision would restore water to streams in 11 of the 23 hydrologic units. A final decision on the petitions from the Commission is not expected until at least the second quarter of 2016.

If the Company is not permitted to use sufficient quantities of stream waters, it would have a material adverse effect on the Company’s sugar-growing operations in 2016 and the Company’s pursuit of a diversified agricultural model in subsequent years.

In January 2013, the Environmental Protection Agency (“EPA”) finalized nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which apply to HC&S's three boilers at the Puunene Sugar Mill. The initial deadline for compliance with the Boiler MACT rule was January 2016, with full compliance required by July 2016. The Company anticipates that the Puunene Mill boilers will meet all applicable compliance deadlines and that the remaining compliance costs will be less than $250,000, based on available information. The Company is currently implementing strategies for achieving full compliance with the new regulations and is assessing whether the announced end to sugar operations may impact some compliance requirements.  Although the EPA has finalized its reconsideration of the rule, there remains some uncertainty as to final requirements pending the outcome of ongoing litigation. Any resulting changes to the Boiler MACT rule could impact the Company’s compliance requirements.
On June 24, 2014, the Hawaii State Department of Health ("DOH") Clean Air Branch issued a Notice and Finding of Violation and Order ("NFVO") to HC&S alleging various violations relating to the operation of HC&S's three boilers at its sugar mill. The DOH reviewed a five-year period (2009-2013) and alleged violations relating primarily to periods of excess visible emissions and operation of the wet scrubbers installed to control particulate matter emissions from the boiler stacks. All incidents included in the NFVO were self-reported by HC&S to the DOH prior to the DOH's review, and there is no indication that these deviations resulted in any violation of health-based air quality standards. The NFVO includes an administrative penalty of $1.3 million, which HC&S has contested. The Company is unable to predict, at this time, the outcome or financial impact of the NFVO but does not believe that the financial impact of the NFVO will be material to its financial position, cash flows or results of operations.

On July 1, 2015, a lawsuit was filed against the State of Hawaii and the Director of the Department of Health, alleging that the sugar cane burning permits issued by the State to HC&S were unlawfully issued, and seeking an injunction against the burning of cane. On July 6, 2015, the plaintiffs added the Company as a defendant. If the Company is not permitted or is substantially limited in its ability to burn sugar cane, this would have a material adverse effect on the Company's sugar operations in 2016. The Company will vigorously defend itself in this matter.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of February 14, 2016, there were 2,437 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.
The following performance graph compares the monthly dollar change in the cumulative shareholder return on the Company’s common stock:

Trading volume averaged 172,542 shares a day in 2015, 203,642 shares a day in 2014, and 192,977 shares a day in 2013.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange, were as follows:

	Dividends Paid Per Share	Market Price
		High	Low	Close
2014
First Quarter	$0.04	$45.16	$36.98	$42.56
Second Quarter	$0.04	$43.19	$36.61	$41.45
Third Quarter	$0.04	$42.38	$35.96	$35.97
Fourth Quarter	$0.05	$40.99	$33.98	$39.26

2015
First Quarter	$0.05	$43.33	$36.95	$43.18
Second Quarter	$0.05	$43.68	$39.12	$39.40
Third Quarter	$0.05	$40.00	$32.15	$34.33
Fourth Quarter	$0.06	$39.00	$33.87	$35.31
A&B increased the dividend rate by $0.01 in the fourth quarters of 2015 and 2014. Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B's financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.
A&B common stock is included in the Dow Jones U.S. Real Estate Index, the Russell 2000 Index, the Russell 3000 Index, the Dow Jones U.S. Composite Average and the S&P MidCap 400.
In October 2015, A&B's Board of Directors authorized A&B to repurchase up to two million shares of its common stock beginning on January 1, 2016. The authorization expires on December 31, 2017. No shares were repurchased in 2015, 2014, or 2013.
Securities authorized for issuance under equity compensation plans as of December 31, 2015, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,098,645	$18.81	1,277,179*
Total	1,098,645	$18.81	1,277,179

*	Under the 2012 Incentive Compensation Plan, 1,277,179 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.

ITEM 6. SELECTED FINANCIAL DATA
The following should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except shareholders of record and per-share amounts):

	2015	2014	2013	2012 [1]	2011 [1]
Revenue:
Real Estate:
Leasing	$133.8	$125.6	$110.4	$100.6	$99.7
Development and Sales	131.5	150.0	423.0	32.2	59.8
Less amounts reported in discontinued operations[2]	—	(70.4)	(369.2)	(45.3)	(81.9)
Reconciling items[4]	(31.0)	—	—	(8.3)	—
Materials and Construction[3]	219.0	234.3	54.9	—	—
Agribusiness	117.2	120.5	146.1	182.3	157.5
Total revenue	$570.5	$560.0	$365.2	$261.5	$235.1

Operating Profit (Loss):
Real Estate:
Leasing	$53.1	$47.5	$43.4	$41.6	$39.3
Development and Sales[5]	65.0	85.7	44.4	(4.4)	15.5
Less amounts reported in discontinued operations[2]	—	(56.2)	(36.7)	(21.1)	(38.8)
Materials and Construction[3]	30.9	25.9	2.9	—	—
Agribusiness Operations	(29.3)	(11.8)	10.7	20.8	22.2
Agribusiness Cessation costs[12]	(22.6)	—	—	—	—
Total operating profit	97.1	91.1	64.7	36.9	38.2
Interest expense	(26.8)	(29.0)	(19.1)	(14.9)	(17.1)
General corporate expenses	(20.1)	(18.6)	(17.4)	(15.1)	(19.9)
Reduction in KRS II carrying value, net[6]	(2.6)	(14.7)	—	—	—
Acquisition/Separation costs	—	—	(4.6)	(6.8)	—
Income from continuing operations before income taxes	47.6	28.8	23.6	0.1	1.2
Income tax expense (benefit)	16.5	(1.4)	11.1	(5.9)	2.8
Income (loss) from continuing operations	31.1	30.2	12.5	6.0	(1.6)
Income from discontinued operations	—	34.3	22.3	12.8	23.3
Net income	31.1	64.5	34.8	18.8	21.7
Income attributable to noncontrolling interest	(1.5)	(3.1)	(0.5)	—	—
Net income attributable to A&B Shareholders	$29.6	$61.4	$34.3	$18.8	$21.7

Identifiable Assets:
Real Estate:
Leasing	$1,058.8	$1,121.1	$1,113.0	$771.3	$772.0
Development and Sales[8]	$622.0	$633.9	$640.4	$504.8	$451.5
Agribusiness	$151.5	$159.7	$155.3	$149.9	$157.8
Materials and Construction	$386.6	$385.9	$358.7	$—	$—
Other[13]	$24.6	$21.0	$8.4	$3.7	$1.6
Total assets	$2,243.5	$2,321.6	$2,275.8	$1,429.7	$1,382.9

SELECTED FINANCIAL DATA (CONTINUED)

	2015	2014	2013	2012 [1]	2011 [1]
Capital Expenditures:
Real Estate:
Leasing[9]	$23.0	$51.8	$488.5	$23.1	$43.6
Development and Sales[10]	—	—	0.1	—	5.2
Agribusiness[11]	13.1	10.8	11.8	31.7	10.5
Materials and Construction[3]	7.2	10.7	4.8	—	—
Other	1.4	1.8	0.1	—	—
Total capital expenditures	$44.7	$75.1	$505.3	$54.8	$59.3

Depreciation and Amortization:
Real Estate:
Leasing[2]	$30.3	$26.9	$24.3	$22.0	$21.6
Development and Sales	0.2	0.2	0.2	0.2	0.2
Agribusiness	12.1	11.5	11.7	11.6	11.9
Materials and Construction[3]	11.6	15.2	4.4	—	—
Other	1.5	1.2	1.1	1.3	1.1
Total depreciation and amortization	$55.7	$55.0	$41.7	$35.1	$34.8

Earnings (loss) per share[7]:
Basic:
Continuing operations attributable to A&B shareholders	$0.54	$0.56	$0.27	$0.14	$(0.04)
Discontinued operations attributable to A&B shareholders	$—	$0.70	$0.50	$0.30	$0.55
Basic earnings per share attributable to A&B shareholders	$0.54	$1.26	$0.77	$0.44	$0.51
Diluted:
Continuing operations attributable to A&B shareholders	$0.54	$0.55	$0.26	$0.14	$(0.04)
Discontinued operations attributable to A&B shareholders	$—	$0.70	$0.50	$0.30	$0.55
Diluted earnings per share attributable to A&B shareholders	$0.54	$1.25	$0.76	$0.44	$0.51

Cash dividends declared per common share	$0.21	$0.17	$0.04	$—	$—

Balance sheet data (in millions):
Investment in real estate and joint ventures	$1,564.6	$1,639.9	$1,606.8	$1,203.4	$1,165.0
Total assets[13]	$2,243.5	$2,321.6	$2,275.8	$1,429.7	$1,382.9
Total liabilities[13]	$1,004.8	$1,106.8	$1,107.1	$518.8	$658.9
Redeemable noncontrolling interest	$11.6	$—	$—	$—	$—
Total equity (includes noncontrolling interest)	$1,227.1	$1,214.8	$1,168.7	$910.9	$724.0
Long-term debt – non-current	$497.8	$631.5	$605.5	$220.0	$327.2

[1]
The financial statements and related financial information pertaining to the years ended 2012 and 2011 have been presented on a combined basis and reflect the financial position, results of operations and cash flows of the real estate and agriculture businesses and corporate functions of Alexander & Baldwin, Inc., all of which were under common ownership and common management prior to the Separation. The financial statements for periods prior to the Separation included herein may not necessarily reflect what A&B’s results of operations, financial position and cash flows would have been had A&B been a stand-alone company during the periods presented.

[2]	Amounts recast to reflect discontinued operations.

[3]	2013 includes the results, capital expenditures, and depreciation and amortization of Grace from the acquisition date of October 1, 2013 through December 31, 2013.

[4]
2015 amounts represent the sales of an office building in Washington in December 2015, a Colorado retail property in March 2015 and a Texas office building in May 2015 that are classified within cost of sales and development in the Consolidated Statement of Income, but reflected as revenue for segment reporting purposes. The amount in 2012 represent the sale of a 286-acre agricultural parcel in 2012 classified as “Gain on sale of agricultural parcel” in the Consolidated Statements of Income, but reflected as revenue for segment reporting purposes.

[5]
The Real Estate Development and Sales segment includes approximately $30.2 million, $2.0 million, $4.2 million, $(8.3) million, and $(7.9) million in equity in earnings (losses) from its various real estate joint ventures for 2015, 2014, 2013, 2012, and 2011, respectively. Included in operating profit are non-cash impairment and equity losses of $0.3 million related to the sale of Crossroads in 2014, $6.3 million related to the consolidation of The Shops at Kukui'ula in 2013, $9.8 million related to the Bakersfield joint venture and Santa Barbara real estate project in 2012, and $6.4 million related to the Waiawa real estate joint venture in 2011.

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

[8]
The Real Estate Development and Sales segment includes approximately $379.7 million, $383.8 million, $335.0 million, $319.7 million and $290.1 million related to its investment in various real estate joint ventures as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

[9]
Represents gross capital additions and acquisitions to the leasing portfolio, including gross tax-deferred property purchases, but excluding the assumption of debt, that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

[10]
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows and excludes investment in joint ventures classified as Cash Flows from Investing Activities. Operating cash flows for expenditures related to real estate developments were $7.2 million, $41.7 million, $150.6 million, $37.2 million and $13.8 million for 2015, 2014, 2013, 2012 and 2011, respectively. Investments in real estate joint ventures were $25.8 million, $28.7 million, $22.2 million, $17.4 million and $27.9 million in 2015, 2014, 2013, 2012 and 2011, respectively.

[11]	Includes $21.8 million of capital in 2012 related to the Company’s Port Allen solar project before tax credits.

[12]	Costs related to the cessation of HC&S sugar operation.

[13]	Amounts recast to reflect adoption of FASB Accounting Standard Update No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
We have made forward-looking statements in this Form 10-K that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "might," "should," "could" or the negative of these terms or similar expressions.
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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s results of operations for the three years ended December 31, 2015, 2014 and 2013.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the years ended December 31, 2015, 2014 and 2013, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•
Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements: This section provides a discussion of A&B’s contractual obligations and other commitments and contingencies that existed at December 31, 2015.

•	Quantitative and Qualitative Disclosures about Market Risk: This section discusses how A&B monitors and manages exposure to potential gains and losses associated with changes in interest rates.

•	Outlook: This section provides a discussion of management’s general outlook about its markets and A&B’s competitive position.
Business Overview
A&B, whose history dates back to 1870, is headquartered in Honolulu and operates four segments, principally in Hawaii: Real Estate Leasing; Real Estate Development and Sales; Agribusiness; and Materials and Construction.
Real Estate Leasing
The Real Estate Leasing segment owns, operates and manages retail, industrial and office properties in Hawaii and on the Mainland. The Real Estate Leasing segment also leases land in Hawaii to third-party lessees.
Real Estate Development and Sales
The Real Estate Development and Sales segment generates its revenues through real estate and real estate-related investment in Hawaii, development and sale of land in Hawaii and through the sale of properties in the Company's Leasing portfolio.
Agribusiness
The Agribusiness segment produces bulk raw sugar, specialty food grade sugars and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, equipment maintenance and repair services; leases agricultural land to third parties; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations.
On December 31, 2015, the Company determined it would cease its HC&S sugar operation on Maui and transition to a diversified agribusiness model. The Company expects that the final harvest and the cessation-related activities will be substantially completed by the end of 2016.
Materials and Construction
The Materials and Construction segment performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells asphaltic and ready-mix concrete; provides and sells various construction- and traffic-control-related products and manufactures and sells precast concrete products.
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
A&B considers an accounting estimate to be critical if: (i)(a) the accounting estimate requires A&B to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods subsequent to the period in which the estimate was made, or (c) different estimates by A&B could have been used, and (ii) changes in those assumptions or estimates would have had a material impact on the financial condition or results of operations of A&B. The critical accounting estimates inherent in the preparation of A&B’s financial statements are described below.
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
In July 2014, the Company invested $23.8 million in a tax equity investment related to the construction and operation of a 12-megawatt solar farm on Kauai. The Company recovers its investment primarily through tax credits and tax benefits, which are recorded in the Income tax expense (benefit) line item in the Consolidated Statements of Income. As these tax benefits were received and recognized, the Company recorded non-cash reductions of the investment's carrying value. For the years ended December 31, 2015 and 2014, the Company recorded net, non-cash reductions of the investment's carrying value of $2.6 million and $14.7 million, respectively.
In September 2013, the Company entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB"). Under the Agreement, the Company assumed financial and operational control of Kukui'ula Village LLC ("Village") and consolidated the assets and liabilities of Village at fair value, resulting in a $6.3 million write down of its investment in the joint venture, which is included in Impairment and equity losses related to joint ventures in the Consolidated Statements of Income.

Weakness in particular real estate markets, difficulty in obtaining or renewing project-level financing or development approvals, and changes in A&B’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by A&B or by its joint ventures and could lead to additional impairment charges in the future.
Goodwill
The Company reviews goodwill for impairment at the reporting unit level annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of a reporting unit using various methodologies, including discounted cash flows and market multiples. The discounted cash flow approach relies on a number of assumptions, including future macroeconomic conditions, market factors specific to the reporting unit, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows, among others. Although the assumptions used by the Company in its discounted cash flow model are based on the best available market information and are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows and the risk of achieving those cash flows. Under the market multiple methodology, the estimate of fair value may be based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or revenues. When using market multiples of EBITDA or revenues, the Company must make judgments about the comparability of those multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in business strategy and its internal forecasts, could have a material effect on the reporting unit's business, financial condition and results of operations. Additionally, the foregoing assumptions could be adversely impacted by any of the risks discussed in "Risk Factors."
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

At December 31, 2015, the Company's goodwill totaled $102.3 million, primarily related to the 2013 acquisition of Grace Pacific. Of the total goodwill, $93.6 million relates to three reporting units in the Materials and Construction segment. The valuation of each reporting unit assumes that each is an unrelated business to be sold separately and independently from the other reporting units. As of the date of the last impairment test in the fourth quarter of 2015, the weighted average percentage (using reporting units’ carrying value) by which the fair values of the reporting units exceeded their carrying values was estimated to be between 9 and 10 percent. The Company's fair value estimate for reporting units include a number of assumptions, including increased levels of road infrastructure spending by governmental and private entities, expectations about the Company's share of governmental contracts, and material input and labor costs, among others. If actual revenues are lower (for example, due to a lower level of government or private contracts bid or won by the reporting units), or costs are higher than anticipated and cannot be recovered as part of the price of the work performed, as well as other factors that result in adverse changes in the key assumptions used in the fair value estimates mentioned above, the fair value of the Company's reporting units could be negatively impacted.
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
The benefit obligations for qualified pension and post-retirement plans, as of December 31, 2015, were determined using a discount rate of 4.50 percent. For A&B’s non-qualified benefit plans, the December 31, 2015 obligation was determined using a discount rate of 3.90 percent. The discount rate used for determining the year-end benefit plan obligation was generally calculated using a weighting of expected benefit payments and rates associated with high-quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled at December 31, 2015.
The expected return on plan assets assumption of 7.10 percent is principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability-driven investment strategy and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans.
As of December 31, 2015, A&B’s post-retirement obligations were measured using an initial 7.0 percent health care cost trend rate in 2016, decreasing to 6.8 percent in 2017, and further decreasing by approximately 0.2-0.3 percent each year through 2028, with an ultimate rate of 4.5 percent in 2037.
Lowering the expected long-term rate of return on A&B’s qualified plan assets by one-half of one percent would have increased pre-tax pension expense for 2015 by approximately $0.8 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by approximately $1.0 million. Additional information about A&B’s benefit plans is included in Note 11 to the Consolidated Financial Statements.
As of December 31, 2015, the market value of A&B’s defined benefit plan assets totaled approximately $146.2 million, compared with $160.8 million as of December 31, 2014. The recorded net pension liability was approximately $48.4 million as of December 31, 2015 and approximately $43.6 million as of December 31, 2014. A&B’s contributions to its pension plans were approximately $2.6 million in 2015 and $5.7 million in 2014.
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

(dollars in millions, except per-share amounts)	2015	Chg.	2014	Chg.	2013
Operating Revenue	$570.5	2%	$560.0	53%	$365.2
Operating Costs and Expenses	531.5	7%	495.4	52%	325.3
Operating Income	39.0	(40)%	64.6	62%	39.9
Other Income (Expense)	8.6	NM	(35.8)	120%	(16.3)
Income Tax Expense (Benefit)	16.5	NM	(1.4)	NM	11.1
Income From Continuing Operations	31.1	3%	30.2	142%	12.5
Discontinued Operations (net of taxes)	—	(100)%	34.3	54%	22.3
Net Income	31.1	(52)%	64.5	85%	34.8
Income attributable to noncontrolling interest	(1.5)	(52)%	(3.1)	6X	(0.5)
Net income attributable to A&B	$29.6	(52)%	$61.4	79%	$34.3

Basic Earnings Per Share	$0.54	(57)%	$1.26	64%	$0.77
Diluted Earnings Per Share	$0.54	(57)%	$1.25	64%	$0.76
2015 vs. 2014
Operating Revenue for 2015 increased 2 percent, or $10.5 million, to $570.5 million, primarily due to increased revenue from the Real Estate Development and Sales and Real Estate Leasing segments, partially offset by lower revenue from the Materials and Construction and Agribusiness segments. The reasons for business- and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Operating Costs and Expenses for 2015 increased 7 percent, or $36.1 million, to $531.5 million. Operating costs increased $36.1 million due to higher Real Estate Development segment and Agribusiness segment costs, partially offset by lower Materials and Construction segment costs. Agribusiness segment costs increased during 2015 as compared to 2014 primarily due to higher sugar operating costs of $14.0 million and $22.6 million of costs associated with the cessation of sugar operations. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.
Other Income (Expense) was $8.6 million in 2015 compared with $(35.8) million in 2014. The change in other income (expense) was principally due to increased joint venture earnings from the closing of 329 Waihonua units in 2015, and a higher non-cash reduction in the carrying value of a tax equity investment in 2014. The Company made a $23.8 million investment in a 12-megawatt solar farm on Kauai ("KRS II") in July 2014, and the tax benefits associated with the KRS II investment are accompanied by non-cash reductions of the investment's carrying value. Tax benefits associated with the investment are included in the Income tax expense (benefit) line item in the Consolidated Statements of Income. Interest expense decreased by $2.2 million due to higher average debt levels in 2014 as a result of acquisitions made in late 2013.
Income Taxes and the effective rate were higher in 2015 compared with 2014, due principally to higher tax credits in 2014 associated with the Company's investment in KRS II.

Income attributable to noncontrolling interest decreased $1.6 million in 2015 compared to 2014. The noncontrolling interest represents third-party minority interests in two entities that Grace consolidates and in which Grace owns a 70 percent share and 51 percent share.
2014 vs. 2013
Operating Revenue for 2014 increased 53 percent, or $194.8 million, to $560.0 million, primarily due to a full year of Materials and Construction revenue in 2014, compared to one fiscal quarter of revenue in 2013, as Grace was acquired on October 1, 2013. In addition, Real Estate Leasing revenue increased primarily due to expansion of the portfolio though acquisitions made in 2013. These increases were partially offset by a reduction in Agribusiness revenue. The reasons for business- and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Operating Costs and Expenses for 2014 increased 52 percent, or $170.1 million, to $495.4 million. Operating costs increased principally due to a full year of operating costs and expenses for Grace in 2014, compared to one quarter of Grace operating costs and expenses in 2013. Additionally, operating costs increased due to higher Real Estate Leasing segment costs, including increased depreciation expense related to 2013 acquisitions, and increased operating costs due to the expansion of the portfolio in 2013. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.
Other Income (Expense) was $(35.8) million in 2014 compared with $(16.3) million in 2013. The change in other income (expense) was principally due to a $14.7 million reduction in the carrying value of the Company's investment in KRS II. Tax benefits associated with the KRS II investment are accompanied by non-cash reductions of the investment's carrying value. Tax benefits associated with the investment are included in the Income tax expense (benefit) line item in the Consolidated Statements of Income. Interest expense increased by $9.9 million due to higher average debt levels as a result of acquisitions made in 2013.
Income Taxes and the effective rate were lower in 2014 compared with 2013 due principally to tax benefits associated with the Company's investment in KRS II and Agribusiness losses from continuing operations in 2014 as compared to income in 2013, but was partially offset by higher income from continuing operations from the Materials and Construction segment due to a full year of results in 2014 versus one quarter of results in 2013.
Income attributable to noncontrolling interest increased $2.6 million in 2014 compared to 2013 due to the full year impact resulting from the acquisition of Grace on October 1, 2013. The noncontrolling interest represents third-party minority interests in two entities that Grace consolidates and in which Grace owns a 70 percent share and 51 percent share.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Additional detailed information related to the operations and financial performance of the Company’s Operating Segments is included in Part II Item 6 and Note 19 to the Consolidated Financial Statements. The following information should be read in relation to the information contained in those sections.
Real Estate
Real Estate Leasing and Real Estate Development and Sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations and sales proceeds related to the disposition of commercial properties. A discussion of discontinued operations for the real estate business is included separately.
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
Real Estate Leasing; 2015 compared with 2014

(dollars in millions)	2015	2014	Change
Real Estate Leasing segment revenue	$133.8	$125.6	7%
Real Estate Leasing operating costs and expenses	79.1	76.0	4%
Selling, general and administrative expenses	1.8	1.7	6%
Other segment expense/(income)	(0.2)	0.4	NM
Segment operating profit	$53.1	$47.5	12%
Operating profit margin	39.7%	37.8%
Net Operating Income*	$83.9	$77.3	9%
Leasable Area (million sq. ft.) - Improved (at year end)
Hawaii - improved	2.7	2.6
Mainland - improved	2.2	2.5
Total improved	4.9	5.1
Hawaii urban ground leases (acres at year end)	106	115

*	Refer to page 46 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Real Estate Leasing revenue for 2015 was 7 percent higher than 2014, principally due to the revenue impact from the acquisitions of Kaka'ako Commerce Center (December 2014) and Aikahi Shopping Center leasehold improvements (May 2015), as well as improved performance from Hawaii properties, partially offset by the disposition of two Mainland properties in 2015 described in the acquisitions and dispositions table for 2015.
Operating profit was 12 percent higher in 2015, compared with 2014, principally due to improved performance from Hawaii properties and the favorable impact from the previously mentioned Hawaii acquisitions, partially offset by the two Mainland dispositions. Depreciation expense was approximately 3 percent higher year-over-year, as proceeds from commercial property sales under 1031 exchange transactions are reinvested in commercial properties at a higher relative book basis than the property sold.
The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the year ended December 31, 2015 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	94%	93%	94%
Industrial	95%	99%	97%
Office	83%	91%	90%
Total portfolio	93%	95%	94%
Same-store occupancy in 2015 was 95 percent, unchanged from 2014.
In 2015, approximately 13.5 percent of leases, measured as a percentage of expiring annual gross rent to total annual gross rent, were scheduled to expire. As of December 31, 2015, approximately 66 percent of the expiring leases had been renewed, and the change in average annual rental income on renewals, including tenant concessions, if any, as compared to the prior rental income was 15 percent. Total tenant improvement costs and leasing commissions were $8.1 million in 2015.

Leasable space was 4.9 million square feet at December 31, 2015, and included the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
3-15	Wilshire Shopping Center	46,500	5-15	Aikahi Park Shopping Center leasehold improvements	98,000
5-15	San Pedro Plaza	171,900
12-15	Union Bank	84,000
	Total Dispositions	302,400		Total Acquisitions	98,000
Real Estate Leasing; 2014 compared with 2013

(dollars in millions)	2014	2013	Change
Real Estate Leasing segment revenue	$125.6	$110.4	14%
Real Estate Leasing operating costs and expenses	76.0	64.4	18%
Selling, general and administrative expenses	1.7	2.3	(26)%
Other segment expense	0.4	0.3	33%
Segment operating profit	$47.5	$43.4	9%
Operating profit margin	37.8%	39.3%
Net Operating Income*	$77.3	$68.8	12%
Leasable Area (million sq. ft.) - Improved (at year end)
Hawaii - improved	2.6	2.6
Mainland - improved	2.5	2.5
Total improved	5.1	5.1
Hawaii urban ground leases (acres at year end)	115	116

*	Refer to page 46 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Real Estate Leasing revenue for 2014 was 14 percent higher than the amount reported for 2013. The increase was principally due to the revenue impact resulting from the acquisitions of Waianae Mall (January 2013), Napili Plaza (May 2013), Pearl Highlands Center (September 2013), The Shops at Kukui'ula (September 2013) and the Kailua Portfolio (December 2013), partially offset by the dispositions of ten Mainland properties sold to fund the Kailua Portfolio acquisition.
Operating profit was 9 percent higher in 2014, compared with 2013, principally due to the favorable impact from previously mentioned Hawaii acquisitions and Mainland dispositions. Depreciation expense was approximately 11 percent higher year-over-year, as proceeds from commercial property sales under 1031 exchange transactions are reinvested in commercial properties at a higher relative book basis than the property sold.
Leasable space was 5.1 million square feet at December 31, 2014, and included the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
1-14	Maui Mall	185,700	12-14	Kaka'ako Commerce Center	204,400
	Total Dispositions	185,700		Total Acquisitions	204,400

Use of Non-GAAP Financial Measures
The Company calculates NOI as operating profit from continuing operations, less general and administrative expenses, straight-line rental adjustments, interest income, interest expense, depreciation and amortization, and gains on sales of interests in real estate. NOI is considered by management to be an important and appropriate supplemental performance metric because management believes it helps both investors and management understand the ongoing core operations of our properties excluding corporate and financing-related costs and noncash depreciation and amortization. NOI is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). NOI should not be considered as an alternative to GAAP net income as an indicator of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. Other real estate companies may use different methodologies for calculating NOI, and accordingly, the Company's presentation of NOI may not be comparable to other real estate companies. The Company believes that the Real Estate Leasing segment's operating profit from continuing operations is the most directly comparable GAAP measurement to NOI. A reconciliation of Real Estate Leasing operating profit to Real Estate Leasing segment NOI is as follows:
Reconciliation of Real Estate Leasing Operating Profit to NOI
(In Millions, Unaudited)

	2015	2014	2013
Real Estate Leasing segment operating profit before discontinued operations	$53.1	$47.5	$43.4
Less amounts reported in discontinued operations (pre-tax)	—	(0.3)	(14.6)
Real Estate Leasing segment operating profit after subtracting discontinued operations	53.1	47.2	28.8

Depreciation and amortization	28.9	28.0	24.8
Straight-line lease adjustments	(2.3)	(2.7)	(2.9)
General and administrative expenses	3.9	4.5	3.5
Other	0.3	—	—
Discontinued operations	—	0.3	14.6
Real Estate Leasing segment NOI	$83.9	$77.3	$68.8

Real Estate Development and Sales; 2015 compared with 2014 and 2013

(dollars in millions)	2015	2014	2013
Improved property sales revenue[1]	$31.0	$64.1	$331.6
Development sales revenue	75.0	56.6	41.8
Unimproved/other property sales revenue	25.5	29.3	49.6
Total Real Estate Development and Sales segment revenue[1]	131.5	150.0	423.0
Cost of Real Estate Development and Sales[1]	(82.1)	(55.2)	(362.3)
Operating expenses	(15.0)	(16.7)	(16.0)
Write down of The Shops at Kukui'ula joint venture investment	—	—	(6.3)
Earnings from joint ventures	30.2	2.0	4.3
Other income	0.4	5.6	1.7
Total Real Estate Development and Sales operating profit	$65.0	$85.7	$44.4
Real Estate Development and Sales operating profit margin	49.4%	57.1%	10.5%

[1]
2015 includes the sales of an office building in Washington in December 2015, a Colorado retail property in March 2015 and a Texas office building in May 2015 that are classified within cost of sales and development in the Consolidated Statement of Income, but reflected as revenue for segment reporting purposes.

2015: Revenue from Real Estate Development and Sales, before subtracting amounts related to improved property sales, was $131.5 million, principally related to the sales of five residential lots on Oahu, 18.4 acres at Maui Business Park II, sales of three Mainland properties, 10 parcels on Maui, three Kauai parcels, and a parcel in Santa Barbara, California. Operating profit also included joint venture residential sales of 329 Waihonua condominium units on Oahu, 22 units at Kukui’ula on Kauai, 12 units at Ka Milo on the Island of Hawaii, and the one remaining unit at Kai Malu on Maui. The margin on these sales was partially offset by joint venture expenses.
2014: Revenue from Real Estate Development and Sales, before subtracting amounts presented as discontinued operations, was $150.0 million, principally related to the sale of Maui Mall, seven residential lots on Oahu, 7.2 acres at Maui Business Park II, a 6.4-acre parcel at Wailea resort on Maui, 11 parcels on Maui, and the deferred recognition of proceeds from three retail Mainland properties. Operating income included returns from the Company’s investment in the 205-unit One Ala Moana condominium on Oahu. Operating profit also included joint venture residential sales of 14 units at Kukui’ula on Kauai, 15 residential units at Ka Milo on the Island of Hawaii, two units at Kai Malu on Maui and 12 residential units at the Waihonua condominium on Oahu. The margin on these sales was partially offset by joint venture expenses.
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
Discontinued Operations; The revenue, operating profit, and after-tax effects of discontinued operations for 2015, 2014 and 2013 were as follows (in millions, except per-share amounts):

	2015	2014	2013
Proceeds from the sale of income-producing properties (Real Estate Development and Sales Segment)	$—	$70.1	$337.6
Real Estate Leasing revenue (Real Estate Leasing Segment)	$—	$0.3	$31.6

Gain on sale of income-producing properties	$—	$55.9	$22.1
Real Estate Leasing operating profit	—	0.3	14.6
Total operating profit before taxes	—	56.2	36.7
Income tax expense	—	21.9	14.4
Income from discontinued operations	$—	$34.3	$22.3

2015:  There were no sales in 2015 that were classified as discontinued operations pursuant to Financial Accounting Standards Board Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
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

Materials and Construction
Materials and Construction; 2015 compared with 2014

(dollars in millions)	2015	2014	Change
Revenue	$219.0	$234.3	(7)%
Operating profit	$30.9	$25.9	19%
Operating profit margin	14.1%	11.1%
Depreciation and amortization	$11.6	$15.2	(24)%
Aggregate produced (tons in thousands)	759.1	793.7	(4)%
Aggregate used and sold (tons in thousands)	840.2	711.4	18%
Asphaltic concrete placed (tons in thousands)	466.7	470.5	(1)%
Backlog	$226.5	$219.4	3%
Materials and Construction revenue was $219.0 million in 2015, compared to $234.3 million in 2014. Revenue declined 7 percent primarily due to a reduction in the price of asphalt sold due to the decline in oil prices, partially offset by increased material and construction- and traffic-control-related product sales. Backlog at the end of December 31, 2015 was $226.5 million, compared to $219.4 million as of December 31, 2014. Backlog includes the entire backlog of Maui Paving, a 50 percent-owned non-consolidated affiliate.
Operating profit was $30.9 million for 2015, compared to $25.9 million for 2014. The increase was primarily related to increased paving, quarrying, and material sales, as well as earnings from a materials joint venture, partially offset by lower asphalt sales margins. Operating profit for 2015 also reflected approximately $1.0 million of negative non-cash depreciation and amortization charges from purchase price accounting adjustments to tangible and intangible assets recorded at fair value in the acquisition of Grace. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit.

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
On October 1, 2013, the Company completed the acquisition of Grace. Segment results for 2013 reflect Grace's results from the date of acquisition to December 31, 2013, and are, therefore, not comparable to full-year results for 2014.
Materials and Construction revenue was $234.3 million in 2014, and was primarily attributable to Grace's paving activities and construction material sales. Backlog at the end of December 31, 2014 was $219.4 million, compared to $218.1 million as of December 31, 2013.
Operating profit was $25.9 million for 2014, and was primarily related to paving, quarrying, and material sales and reflected approximately $4.0 million of negative non-cash depreciation and amortization charges from purchase price accounting adjustments to tangible and intangible assets recorded at fair value in the acquisition of Grace.

Agribusiness
Agribusiness; 2015 compared with 2014

(dollars in millions)	2015	2014	Change
Revenue	$117.2	$120.5	(3)%
Operating loss	$(51.9)	$(11.8)	(4X)
Operating margin	NM	NM
Tons sugar produced	136,400	162,100	(16)%
Tons sugar sold (raw and specialty sugar)	152,300	154,300	(1)%
Agribusiness revenue decreased $3.3 million, or 3 percent, in 2015 as compared to 2014. The decrease was primarily due to lower power sales revenue related to lower deliveries from a newly amended power contract, lower molasses revenue due to lower production and sales during the year, partially offset by higher raw sugar revenue from a higher price.
Operating loss increased $40.1 million in 2015 compared with 2014. The increase was primarily due to $22.6 million of charges recognized in connection with the cessation of sugar operations at HC&S, lower raw sugar margin due to lower production during the year, lower power margin from lower pricing and volume, and a 2014 land sale that did not repeat in 2015.
Sugar production in 2015 was 16 percent lower than 2014 due to a lower number of acres harvested, as well as lower yields, as a result of inclement weather during the harvesting season. Tons of sugar sold were one percent lower in 2015 than in 2014, due principally to lower volume of specialty sugar sold.

Agribusiness; 2014 compared with 2013

(dollars in millions)	2014	2013	Change
Revenue	$120.5	146.1	(18)%
Operating profit (loss)	$(11.8)	10.7	NM
Operating margin	NM	7.3%
Tons sugar produced	162,100	191,500	(15)%
Tons sugar sold (raw and specialty sugar)	154,300	159,600	(3)%
Agribusiness revenue decreased $25.6 million, or 18 percent, in 2014 compared with 2013. The decrease was primarily due to lower raw sugar sales revenue due principally to lower prices, lower vessel charter revenue due to no outside charters in 2014, and lower specialty sugar sales from lower volume, partially offset by higher power sales volume and price, and higher molasses sales volume.
Operating profit decreased $22.5 million in 2014 compared with 2013. The decrease was primarily due to lower raw sugar margin due to lower pricing and production during the year, lower other operating income, which included insurance proceeds received in 2013 that did not reoccur in 2014 and no outside charters, partially offset by higher power margins primarily due to a higher volume of deliveries.
Sugar production in 2014 was 15 percent lower than 2013 due principally to a lower number of acres harvested as a result of inclement weather during the harvesting season. Tons of sugar sold were three percent lower in 2014 than in 2013, due principally to lower volume of specialty sugar sold.

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
Cash Flows: Cash flows from operations continue to be a significant source of liquidity for the Company. During each of the years ended December 31, 2015, 2014, and 2013, cash flows from operating activities, which include expenditures related to real estate developments held-for-sale, were $128.5 million, $39.1 million, and $(38.3) million, respectively. The increase in cash flows from operations of $89.4 million from 2014 to 2015 was primarily due to lower expenditures for real estate development inventory of $34.5 million, a reduction in sugar-related and materials and construction-related inventories of $39.4 million, and an increase in proceeds from sales of real estate inventory of $19.4 million.
Cash provided by investing activities was $1.0 million for the year ended December 31, 2015, while cash used in investing activities was $28.0 million, and $211.7 million for the years ended December 31, 2014, and 2013, respectively. During the year ended December 31, 2015, cash used in investing activities included cash outlays related to capital expenditures and investments in non-consolidated affiliates, which were $43.4 million and $29.4 million, respectively. Proceeds received from the disposal of properties related to 1031 transactions were $40.0 million, of which approximately $22.6 million represented reverse 1031 sales proceeds related to the Kaka'ako Commerce Center transaction in 2014 and $17.4 million is expected to be reinvested in 1031 transactions during 2016. Other investing cash flow activity during 2015 included $44.4 million of proceeds from joint ventures, principally related to Waihonua, as well as $8.1 million related to the disposal of property and other assets.

Net cash flows used in investing activities for capital expenditures were as follows:

	December 31,
(dollars in millions)	2015	2014	Change
Commercial real estate property acquisition/improvements	$16.2	$32.6	(50)%
Tenant improvements	5.5	4.3	28%
Quarrying and paving	7.2	10.7	(33)%
Agribusiness and other	14.5	12.6	15%
Total capital expenditures*	$43.4	$60.2	(28)%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in the Consolidated Statements of Cash Flows as operating activities.
In 2016, A&B expects that its required minimum maintenance capital expenditures will be approximately $24 million a year. A&B’s total capital budget for 2016, which is primarily related to growth capital, is currently planned for approximately $260 million, and includes spending for new, but currently unidentified investment opportunities, as well as expenditures for real estate developments and 1031 lease portfolio acquisitions. Approximately $80 million of the total projected capital budget relates to ongoing real estate development and investment, including Kamalani, B-note investment funding, Kukui’ula and other investments. Additionally, $50 million of the 2015 capital budget relate to currently unidentified real estate and other investment opportunities and approximately $108 million relates to 1031 acquisitions. Of the remaining projected capital expenditures, $14 million relates to lease portfolio maintenance capital and the balance principally relates to growth and maintenance capital for Grace and the Agribusiness segment. Should investment opportunities in excess of the amounts budgeted arise, A&B believes it has adequate sources of liquidity to fund these investments.
Net cash flows provided by (used in) financing activities totaled $(131.0) million, $(11.6) million and $252.2 million in 2015, 2014 and 2013, respectively. The increase in cash flows used in financing activities in 2015 was primarily due to lower borrowings and higher repayments of debt during 2015 as compared to 2014. As a result, the Company's debt balance declined by $117.8 million during 2015.
The Company believes that funds generated from results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company’s business requirements for the next fiscal year, including working capital, capital expenditures, potential acquisitions and stock repurchases. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.
Other Sources of Liquidity:  Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade receivables, and quarry and sugar inventories that totaled approximately $104.0 million at December 31, 2015, a decrease of $12.6 million from December 31, 2014. This net decrease was due primarily to $7.0 million and $11.0 million in lower sugar and quarry inventories, respectively, partially offset by a $5.5 million increase in trade receivables.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $588.2 million at the end of 2015 compared with $706.0 million at the end of 2014. As of December 31, 2015, undrawn amounts under these facilities, which are more fully described below, totaled $413.5 million, and includes $26.0 million that may only be used for asphalt purchases.
In December 2015, the Company entered into a three-year unsecured note purchase and private shelf agreement (the "Prudential Agreement") with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") that enabled the Company to issue notes in an aggregate amount up to $450 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement. The Prudential Agreement, as amended, expires in December 2018 and contains certain restrictive covenants that are substantially the same as the covenants contained in the A&B Senior Credit Facility, as amended. Borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2015, approximately $123.1 million of uncommitted shelf capacity was undrawn under the facility.
The Company has a revolving senior credit facility that provides for an aggregate $350 million, 5-year unsecured commitment (A&B Senior Credit Facility), with an uncommitted $100 million increase option. On December 31, 2015, the Company completed an amendment to the A&B Senior Credit Facility agreement, which extended the maturity date to

December 2020, modified certain covenants, and reduced the interest rates and fees charged under the credit facility. Amounts drawn under the facility bear interest at a stated rate, as defined, plus a margin based on a ratio of debt to total adjusted asset value pricing grid. At December 31, 2015, $73.8 million was outstanding, $11.8 million in letters of credit had been issued against the facility, and $264.4 million remained undrawn.
A&B’s ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants under current agreements require A&B to maintain certain financial covenants, such as the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio and limitations on priority debt. At December 31, 2015, A&B was in compliance with all such covenants. While there can be no assurance that A&B will remain in compliance with its covenants, A&B expects that it will remain in compliance. Credit facilities are more fully described in Note 8 to the Consolidated Financial Statements.
Balance Sheet: The Company had working capital deficiencies of $32.2 million and $15.4 million at December 31, 2015 and 2014, respectively. The increase in the working capital deficiency is primarily attributed to lower sugar and quarry inventory in the Agribusiness and Material and Construction segments, respectively.
Tax-Deferred Real Estate Exchanges: Sales: During 2015, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code Sections 1031 and 1033 totaled approximately $39.9 million from the sale of office properties in Texas and Washington, a retail property in Colorado and non-core land on Maui. During 2014, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code Sections 1031 and 1033 totaled approximately $81.7 million from the sale of Maui Mall and non-core land on Maui.
Purchases: During 2015, the Company utilized $1.9 million from tax-deferred sales to acquire the land adjacent to Lahaina Square on Maui under a forward 1031 transaction. During 2014, the Company acquired Kaka'ako Commerce Center, a 204,400-square-foot, light-industrial complex in urban Honolulu, under a forward 1031 exchange transaction, in which the Company utilized $14.9 million from tax-deferred sales during 2014, as well as proceeds from the sales of several Maui land properties and three mainland properties in 2015.
The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2015, there were approximately $17.4 million in proceeds from tax-deferred sales or condemnations that had not been reinvested.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations: At December 31, 2015, the Company had the following estimated contractual obligations (in millions):

			Payment due by period

Contractual Obligations		Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations	(a)	$587.9	$90.4	$81.7	$144.4	$271.4
Estimated interest on debt	(b)	137.2	28.2	39.8	29.5	39.7
Purchase obligations	(c)	16.5	16.5	—	—	—
Post-retirement obligations	(d)	8.8	1.0	2.0	1.9	3.9
Non-qualified benefit obligations	(e)	8.0	4.2	1.1	0.1	2.6
Operating lease obligations	(f)	50.5	5.7	10.6	9.0	25.2
Total		$808.9	$146.0	$135.2	$184.9	$342.8

(a)
Long-term debt obligations (including current portion, but excluding debt premium or discount) include principal repayments of short-term and long-term debt for the respective period(s) described (see Note 8 to the Consolidated Financial Statements for principal repayments for each of the next five years). Long-term debt includes amounts borrowed under revolving credit facilities and have been reflected as payments due in 2020.

(b)
Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect on December 31, 2015 for variable rate debt. Because the Company’s variable rate debt may be rolled over, actual interest may be greater or less than the amounts indicated. Estimated interest on debt also includes swap payments on the Company's interest rate swaps.

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

(d)
Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $3.9 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2021 through 2025. Post-retirement obligations are described further in Note 11 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to reliably estimate the timing and amount of contributions.

(e)
Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s three non-qualified plans. The $2.6 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2021 through 2025. Additional information about the Company’s non-qualified plans is included in Note 11 to the Consolidated Financial Statements.

(f)
Operating lease obligations primarily include land, office space and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to A&B. These amounts are further described in Note 9 to the Consolidated Financial Statements.

Upon Separation from Matson in 2012, the Company’s unrecognized tax benefits were reflected in Matson’s financial statements because Matson is considered the successor parent to the affiliated tax group. In connection with the Separation, the Company entered into a tax indemnification agreement with Matson and established a liability of $1 million, representing the fair value of the indemnity to Matson in the event the Company’s pre-separation unrecognized tax benefits are not realized. The remaining liability as of December 31, 2015 was $0.1 million. As of December 31, 2015, the Company has not identified any material unrecognized tax positions.
Other Commitments and Contingencies: A description of other commitments, contingencies and off-balance sheet arrangements, is described in Note 14 to the Consolidated Financial Statements of Item 8 in this Form 10-K, and incorporated herein by reference.

OUTLOOK
All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 17 to 29 of this Form 10-K and other filings with the SEC.
There are two primary sources of periodic economic forecasts and data for the State of Hawaii: The University of Hawaii Economic Research Organization (UHERO) and the State’s Department of Business, Economic Development and Tourism (DBEDT). Much of the economic information included herein has been derived from economic reports available on UHERO’s and DBEDT’s websites that provide more complete information about the status of, and forecast for, the Hawaii economy. Information below on Oahu residential resales is published by the Honolulu Board of Realtors and Title Guaranty of Hawaii, Incorporated. Information below on the Oahu commercial real estate market is provided by Colliers International (Hawaii). Bankruptcy filing information cited below is published by the U.S. Bankruptcy Court District of Hawaii. Information below on foreclosures is from published reports. Debit and credit card same-store sales activity is provided by First Hawaiian Bank.
The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy produced real growth of 2.0 percent in 2015 and is expected to continue to grow at a moderate pace for the next several years.
The primary driver of growth is tourism, which set an all-time record for visitor expenditures and arrivals for a fourth consecutive year in 2015 and is expected to continue to grow at a modest rate for the next several years.
Construction continues its upward trend. The value of statewide construction permits for 2015 was $4.0 billion, up by 19.6 percent over 2014, led by an increase in residential and commercial/industrial construction permits.
The median resale prices for homes and condominiums on Oahu reached record highs in 2015. The median resale price for a home on Oahu in 2015 was $700,000, up 3.7 percent compared to 2014, and the median resale price of an Oahu condominium was up 2.9 percent at $360,000. In December, median resale prices for Oahu condominiums reached a record high of $386,250. For December 2015, days on market were low at 20 days for homes and 22 days for condos. Single-family resales on Maui, Kauai and the Big Island improved in 2015 compared to 2014.
Oahu commercial real estate continues to perform well, as detailed in the table below. Vacancy has trended lower, with the exception of retail vacancy rates, which were higher for the fourth quarter of 2015 compared to the fourth quarter of 2014, due to the addition of a new wing at the Ala Moana Shopping Center. Average asking rents have increased for all asset classes.

Property Type	Vacancy Rate for the Quarter Ended December 31, 2015	Vacancy Rate for the Quarter Ended December 31, 2014	Percentage Point Change	Average Asking Rent Per Square Foot Per Month for the Quarter Ended December 31, 2015	Average Asking Rent Per Square Foot Per Month for the Quarter Ended December 31, 2014	Percent Change
Retail	5.1%	4.1%	1.0	$3.84	$3.64	5.5%
Industrial	1.7%	2.1%	(0.4)	$1.13	$1.10	2.7%
Office	12.7%	13.2%	(0.5)	$1.67	$1.64	1.8%
The state continues to see positive trends in other economic indicators. Unemployment in December 2015 was 3.2 percent, down from 4.0 percent in December 2014, and below the national unemployment rate of 5.0 percent. Bankruptcy filings in 2015 were down by 7.8 percent compared to 2014. Foreclosures were down 12.4 percent in 2015 compared to last year. First Hawaiian Bank reported that its debit and credit card same-store sales activity increased 8.4 percent for the fourth quarter of 2015, compared to the fourth quarter of 2014.
The Company's Real Estate Leasing net operating income (NOI) was up 8.5 percent* in 2015. In 2016, NOI is expected to grow only slightly due to the near-term NOI impacts related to the continued migration of Mainland commercial assets to Hawaii, the strategic repositioning of certain Hawaii retail assets, and the timing of lease expirations for several large tenants.
The volume and timing of real estate development sales are always difficult to predict with any accuracy. In 2016, the Company expects to close on the sales of Mainland commercial properties to fund the Manoa Marketplace acquisition, as well as joint venture sales of the tower and mid-rise units at The Collection in the fourth quarter.
In January 2016, the Company announced the cessation of sugar operations at Hawaiian Commercial & Sugar Company (HC&S) and, as a result, expects to recognize losses of $95 million to $125 million in 2016, which consist of operating losses related to the ongoing Agribusiness operations (including the final sugar harvest at HC&S) in the range of $5 million to $15 million and cessation-related charges in the range of $89 million to $110 million. Based upon current production estimates and sugar prices, the cessation is projected to be a cash neutral event as the cash outlays related to the cessation process are expected to be offset by the recapture of cash currently tied up in working capital, cash proceeds from the final harvest in 2016, and cash tax benefits realized. Post-cessation, the Company expects the volatility in Agribusiness earnings to be reduced significantly and that the segment will be breakeven to modestly profitable on a normalized basis.
As of December 31, 2015, the Materials and Construction segment had a consolidated backlog of $226.5 million. The performance of the segment in 2016 will be dictated largely by the percentage of the backlog that Grace can complete and the amount of agency bids issued, won and completed. Paving progress will be determined, in part, by prevailing weather conditions. The environment remains favorable for an increase in paving and material sales activity as a result of continued significant deferred maintenance on Oahu’s roads and the near-term potential for an increase in residential development in West Oahu.

*	Refer to page 46 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

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
A&B’s fixed rate debt, excluding debt premium or discount, consists of $446.1 million in principal term notes. A&B’s variable rate debt consists of $77.8 million under its revolving credit facilities and $64.0 million under term loans. Other than in default, A&B does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on A&B’s financial condition or results of operations unless A&B was required to refinance such debt. For A&B’s variable rate debt, a one percent increase in interest rates would have a $1.2 million impact on A&B's results of operations for 2015, assuming the December 31, 2015 balance of the variable rate debt was outstanding throughout 2015.
The following table summarizes A&B’s debt obligations at December 31, 2015, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2015 (dollars in millions)
								Fair Value at
								December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2015
Liabilities
Fixed rate	$31.8	$39.0	$39.4	$38.7	$35.9	$261.3	$446.1	$456.1
Average interest rate	4.87%	4.83%	4.75%	4.68%	4.61%	4.39%	4.54%
Variable rate	$58.6	$1.6	$1.7	$1.8	$67.9	$10.2	$141.8	$140.9
Average interest rate*	2.43%	2.24%	2.26%	2.28%	2.30%	2.08%	2.27%

*
Estimated interest rates on variable debt are determined based on the rate in effect on December 31, 2015. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2015, the Company had a negligible amount invested in money market funds. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.
A&B has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 29, 2016

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating Revenue:
Real estate leasing	$133.8	$125.2	$78.8
Real estate development and sales	100.5	80.0	85.4
Materials and construction	219.0	234.3	54.9
Agribusiness	117.2	120.5	146.1
Total operating revenue	570.5	560.0	365.2
Operating Costs and Expenses:
Cost of real estate leasing	80.6	78.3	48.4
Cost of real estate development and sales	51.1	41.0	46.7
Cost of materials and construction contracts	175.7	191.3	47.6
Cost of agribusiness goods and services	168.8	131.9	136.8
Selling, general and administrative	55.3	52.9	41.2
Separation/acquisition costs	—	—	4.6
Total operating costs and expenses	531.5	495.4	325.3
Operating Income	39.0	64.6	39.9
Other Income and (Expense):
Income related to joint ventures	36.8	2.1	4.3
Gain on insurance proceeds	—	—	2.4
Impairment and equity losses related to joint ventures	—	(0.3)	(6.6)
Reduction in KRS II carrying value, net (Note 5, 12, 14)	(2.6)	(14.7)	—
Interest income and other	1.2	6.1	2.7
Interest expense	(26.8)	(29.0)	(19.1)
Income From Continuing Operations Before Income Taxes	47.6	28.8	23.6
Income tax expense (benefit)	16.5	(1.4)	11.1
Income From Continuing Operations	31.1	30.2	12.5
Income from discontinued operations, net of income taxes (Note 4)	—	34.3	22.3
Net Income	31.1	64.5	34.8
Income attributable to noncontrolling interest	(1.5)	(3.1)	(0.5)
Net Income Attributable to A&B	$29.6	$61.4	$34.3

Basic Earnings per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.54	$0.56	$0.27
Discontinued operations available to A&B shareholders	—	0.70	0.50
Net income available to A&B shareholders	$0.54	$1.26	$0.77
Diluted Earnings per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.54	$0.55	$0.26
Discontinued operations available to A&B shareholders	—	0.70	0.50
Net income available to A&B shareholders	$0.54	$1.25	$0.76

Weighted Average Number of Shares Outstanding:
Basic	48.9	48.7	44.4
Diluted	49.3	49.3	45.1

Amounts Available to A&B Shareholders (Note 16):
Income from continuing operations, net of tax	$26.5	$27.1	$12.0
Discontinued operations, net of tax	—	34.3	22.3
Net income	$26.5	$61.4	$34.3

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net Income	$31.1	$64.5	$34.8
Other Comprehensive Income (Loss), Net of Tax:
Defined benefit pension plans:
Net gain (loss) / prior service credit (cost)	(7.1)	(26.7)	22.4
Amortization of net loss included in net periodic pension cost	7.3	4.5	7.7
Amortization of prior service credit included in net periodic pension cost	(1.3)	(1.3)	(1.3)
Prior service cost	(0.4)	—	—
Income taxes related to other comprehensive income	0.6	9.2	(11.7)
Other Comprehensive Income (Loss)	(0.9)	(14.3)	17.1
Comprehensive Income	30.2	50.2	51.9
Comprehensive income attributable to noncontrolling interest	(1.5)	(3.1)	(0.5)
Comprehensive income attributable to A&B	$28.7	$47.1	$51.4

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share amount)

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$1.3	$2.8
Accounts receivable, less allowances of $1.7 for 2015 and $1.7 for 2014	38.6	33.1
Contracts retention	11.5	9.1
Costs and estimated earnings in excess of billings on uncompleted contracts	16.3	15.9
Inventories	55.9	81.9
Real estate held for sale	—	2.5
Income tax receivable	14.0	6.7
Prepaid expenses and other assets	14.9	15.6
Total current assets	152.5	167.6
Investments in Affiliates	416.4	418.6
Real Estate Developments	183.5	224.0
Property - Net	1,269.4	1,301.7
Intangible Assets - Net	54.4	63.9
Goodwill	102.3	102.3
Other Assets	65.0	43.5
Total assets	$2,243.5	$2,321.6
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$90.4	$74.5
Accounts payable	35.5	37.6
Billings in excess of costs and estimated earnings on uncompleted contracts	2.6	3.6
Accrued interest	5.5	5.7
Deferred revenue	0.1	16.5
Indemnity holdback related to Grace acquisition	9.3	9.3
Accrued and other liabilities	41.3	35.8
Total current liabilities	184.7	183.0
Long-term Liabilities
Long-term debt	497.8	631.5
Deferred income taxes	202.1	185.7
Accrued pension and post-retirement benefits	59.7	54.8
Other non-current liabilities	60.5	51.8
Total long-term liabilities	820.1	923.8
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interest (Note 17)	11.6	—
Equity
Common stock - no par value; authorized, 150 million shares; outstanding, 48.9 million and 48.8 million shares at December 31, 2015 and 2014, respectively	1,151.7	1,147.3
Accumulated other comprehensive loss	(45.3)	(44.4)
Retained earnings	117.2	101.0
Total A&B shareholders' equity	1,223.6	1,203.9
Noncontrolling interest	3.5	10.9
Total equity	1,227.1	1,214.8
Total liabilities and equity	$2,243.5	$2,321.6
See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$31.1	$64.5	$34.8
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	55.7	55.0	41.7
Deferred income taxes	16.9	8.8	(0.6)
Gains on asset transactions, net of impairment losses	(42.7)	(82.2)	(52.8)
Share-based compensation expense	4.7	4.9	4.2
Investments in affiliates	(3.7)	0.1	(2.9)
HC&S write-offs	6.9	—	—
Changes in operating assets and liabilities:
Trade, contracts retention, and other receivables	(3.1)	1.6	3.3
Costs and estimated earnings in excess of billings on uncompleted contracts - net	(1.4)	(6.4)	(1.9)
Inventories	25.9	(13.5)	(2.7)
Prepaid expenses, income tax receivable and other assets	(13.1)	5.0	(0.4)
Accrued pension and post-retirement benefits	3.6	(2.3)	5.2
Accounts payable and contracts retention	0.1	(2.3)	(4.9)
Accrued and other liabilities	(18.2)	(6.0)	7.6
Real estate inventory sales (real estate developments held for sale)	73.0	53.6	81.7
Expenditures for real estate inventory (real estate developments held for sale)	(7.2)	(41.7)	(150.6)
Net cash provided by (used in) operations	128.5	39.1	(38.3)
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(43.4)	(60.2)	(32.5)
Capital expenditures related to 1031 commercial property transactions	(1.3)	(14.9)	(472.8)
Proceeds from investment tax credits and grants related to Port Allen Solar Farm	—	4.5	2.4
Proceeds from disposal of property and other assets	8.1	9.5	1.2
Proceeds from disposals related to 1031 commercial property transactions	40.0	85.6	330.8
Payments for purchases of investments in affiliates and preferred investment	(29.4)	(75.1)	(43.4)
Proceeds from investments in affiliates and preferred investment	44.4	36.2	5.1
Change in restricted cash associated with 1031 transactions	(17.4)	0.6	3.2
Acquisition of business, net of cash (including Grace indemnity holdback)	—	(14.2)	(5.7)
Net cash provided by (used in) investing activities	1.0	(28.0)	(211.7)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	132.0	283.0	585.0
Payments of long-term debt and deferred financing costs	(248.1)	(224.2)	(380.3)
Proceeds from (payments on) line-of-credit agreement, net	(3.0)	(62.3)	51.6
Distribution to noncontrolling interests	(1.1)	(0.2)	(1.1)
Dividends paid	(10.3)	(8.3)	(2.0)
Proceeds from issuance (repurchase) of capital stock and other, net	(0.5)	0.4	(1.0)
Net cash provided by (used in) financing activities	(131.0)	(11.6)	252.2
Cash and Cash Equivalents:
Net increase (decrease) for the year	(1.5)	(0.5)	2.2
Balance, beginning of year	2.8	3.3	1.1
Balance, end of year	$1.3	$2.8	$3.3

	Year Ended December 31,
	2015	2014	2013
Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(27.3)	$(29.8)	$(19.1)
Income taxes paid	$(6.4)	$(14.2)	$(12.0)
Non-cash Investing and Financing Activities:
Contribution of land and development assets to joint ventures	$9.6	$33.8	$—
Real estate exchanged for note receivable	$1.9	$3.6	$—
Acquisition of Grace (issuance of equity and indemnity holdback)	$—	$—	$219.8
Mortgage debt assumed at fair value in real estate acquisitions	$—	$—	$142.2
Declared distribution to noncontrolling interest	$0.4	$1.1	$0.2
Asset retirement obligations	$6.0	$—	$—
Property (net) acquired in connection with the consolidation of The Shops at Kukui'ula	$—	$—	$39.0
Capital expenditures included in accounts payable and accrued expenses	$8.0	$5.7	$6.6

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per-share amounts)

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, January 1, 2013	42.9	$938.0	$(47.2)	$20.1	$—	$910.9	$—
Net income				34.3	0.5	34.8
Other comprehensive income, net of tax			17.1			17.1
Dividends paid on common stock				(2.0)		(2.0)
Distributions to noncontrolling interest					(0.7)	(0.7)
Share-based compensation		4.2				4.2
Grace acquisition	5.4	196.3			9.1	205.4
Shares issued, net	0.3	0.4		(3.0)		(2.6)
Excess tax benefit from share-based awards		1.6				1.6
Balance, December 31, 2013	48.6	1,140.5	(30.1)	49.4	8.9	1,168.7	—
Net income				61.4	3.1	64.5
Other comprehensive loss, net of tax			(14.3)			(14.3)
Dividends paid on common stock ($0.17 per share)				(8.3)		(8.3)
Distributions to noncontrolling interest					(1.1)	(1.1)
Share-based compensation		4.9				4.9
Shares issued or repurchased, net	0.2	0.6		(1.5)		(0.9)
Excess tax benefit from share-based awards		1.3				1.3
Balance, December 31, 2014	48.8	1,147.3	(44.4)	101.0	10.9	1,214.8	—
Net income				29.6	1.1	30.7	0.4
Other comprehensive loss, net of tax			(0.9)			(0.9)
Dividends paid on common stock ($0.21 per share)				(10.3)		(10.3)
Reclassification of redeemable noncontrolling interest (Note 17)					(8.5)	(8.5)	8.5
Distributions to noncontrolling interest						—	(0.4)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)				(3.1)		(3.1)	3.1
Share-based compensation		4.7				4.7
Shares issued or repurchased, net	0.1	(0.9)		—		(0.9)
Excess tax benefit from share-based awards		0.6				0.6
Balance, December 31, 2015	48.9	$1,151.7	$(45.3)	$117.2	$3.5	$1,227.1	$11.6

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
Agribusiness:  The Agribusiness segment produces bulk raw sugar, specialty food grade sugars and molasses; provides general trucking services, equipment maintenance and repair services; leases agricultural land to third parties; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations. On December 31, 2015, the Company determined it would cease its sugar operations on Maui upon completing its final harvest in 2016 (the "Cessation"), which will result in the eventual layoff of over 650 employees. See Note 18, "Cessation of HC&S Operations" for further discussion regarding the Cessation and the related costs associated with such exit and disposal activities.
Materials and Construction: The Materials and Construction segment, which primarily includes the results of Grace Pacific ("Grace") from October 1, 2013, the date of acquisition, performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells rock and sand aggregate; produces and sells asphaltic concrete and ready-mix concrete; provides and sells various construction- and traffic-control-related products; and manufactures and sells precast concrete products.
Rounding: Amounts in the consolidated financial statements and notes thereto are rounded to the nearest tenth of a million, but per-share calculations were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.

2.	SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly owned and controlled subsidiaries, after elimination of intercompany amounts. Significant investments in businesses, partnerships and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity. In determining whether the Company is the primary beneficiary of a variable interest entity in which it has an interest, the Company is required to make significant judgments with respect to various factors including, but not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, the rights and ability of other investors to participate in decisions affecting the economic performance of the entity, and kick-out rights, among others. Activities that significantly affect the economic performance of the entities in which the Company has an interest include, but are not limited to, establishing and modifying detailed business, development, marketing and sales plans, approving and modifying the project budget, approving design changes and associated overruns, if any, and approving project financing, among others. The Company has not consolidated any variable interest entity in which the Company does not also have voting control because it has determined that it is not the primary beneficiary since decisions to direct the activities that most significantly impact the entity’s performance are shared by the joint venture partners.
The consolidated financial statements include the results of GP/RM, a supplier in the precast concrete industry, and GLP Asphalt, LLC ("GLP"), an importer and distributor of liquid asphalt, which are owned 51 percent and 70 percent, respectively. These entities are consolidated because the Company holds a controlling financial interest through its majority ownership of the voting interests of the entities. The remaining interest in these entities is reported as noncontrolling interest in the consolidated financial statements. Profits, losses and cash distributions are allocated in accordance with the respective operating agreements.
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
Customer Concentration: Grace derives a significant portion of Materials and Construction revenues from a limited customer base. For the years ended December 31, 2015 and 2014, revenue of approximately $38.1 million and $37.5 million, respectively, was generated directly and indirectly from projects administered by the City and County of Honolulu. For the years ended December 31, 2015 and 2014, revenue of approximately $80.8 million and $79.6 million, respectively, was generated directly and indirectly from the State of Hawaii, where Grace served as general contractor or subcontractor. The revenues derived from the City and County of Honolulu and the State of Hawaii for the period from the date of acquisition of October 1, 2013 through December 31, 2013 were $14.3 million and $8.9 million, respectively. Hawaiian Commercial & Sugar Company, a consolidated subsidiary included in the Agribusiness segment, derived approximately $71.6 million, $65.5 million, and $87.6 million of revenue from C&H Sugar Company for the years ended December 31, 2015, 2014, and 2013, respectively.
Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. There were no outstanding checks in excess of funds on deposit at December 31, 2015. Outstanding checks in excess of funds on deposit was $3.0 million at December 31, 2014 and are reflected as current liabilities in the consolidated balance sheets.
Fair Value of Financial Instruments: The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s debt at December 31, 2015 were $588.2 million and $597.0 million, respectively, and $706.0 million and $729.6 million at December 31, 2014, respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).
Allowance for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition the Company’s customers and their payment history, which are regularly monitored by the Company. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to “Accounts receivable,” for the three years ended December 31, 2015 were as follows (in millions):

	Balance at Beginning of year	Provision for bad debt	Write-offs and Other	Balance at End of Year
2015	$1.7	$0.4	$(0.4)	$1.7
2014	$1.3	$0.8	$(0.4)	$1.7
2013	$1.6	$0.1	$(0.4)	$1.3
Operating Cycle: The Company uses the duration of the construction contracts that range from one year to three years as its operating cycle for purposes of classifying assets and liabilities related to contracts. Accounts receivable and contracts retention collectible after one year related to the Materials and Construction segment are included in current assets in the consolidated balance sheets and amounted to $7.3 million and $6.0 million as of December 31, 2015 and December 31, 2014, respectively. Accounts and contracts payable related to the Materials and Construction segment payable after one year are included in current liabilities in the consolidated balance sheets and amounted to $0.6 million for both years as of December 31, 2015 and December 31, 2014.
Inventories: Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.

Inventories at December 31, 2015 and 2014 were as follows (in millions):

	2015	2014
Sugar inventories	$16.3	$23.3
Asphalt	12.8	21.3
Processed rock, portland cement, and sand	12.2	15.7
Work in progress	3.7	2.8
Retail merchandise	1.6	1.5
Parts, materials and supplies inventories	9.3	17.3
Total	$55.9	$81.9
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
Real Estate Developments: Expenditures for real estate developments are capitalized during construction and are classified as real estate developments on the consolidated balance sheets. When construction is substantially complete, the costs are reclassified as either Real Estate Held for Sale or Property, based upon the Company’s intent to either sell the completed asset or to hold it as an investment property, respectively. Cash flows related to real estate developments are classified as either operating or investing activities, based upon the Company’s intention to retain ownership or to sell the property, respectively, of the property as an investment following completion of construction.
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
Capitalized Interest: Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in real estate joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in real estate joint ventures is recorded until the underlying investee commences its principal operations, which is typically when the investee has other-than-ancillary revenue generation. Total interest cost incurred was $29.1 million, $31.0 million and $20.8 million in 2015, 2014 and 2013, respectively. Capitalized interest in 2015, 2014 and 2013 was $2.3 million, $1.9 million and $1.8 million, respectively, and was principally related to the Company's investment in The Collection, Waihonua and the Company’s Maui Business Park II project.
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
In July 2014, the Company invested $23.8 million in KIUC Renewable Solutions Two LLC (KRS II), an entity that owns and operates a 12-megawatt solar farm in Koloa, Kauai. The investment return from the Company's investment in KRS II is principally composed of federal and state tax benefits. As tax benefits are realized over the life of the investment, the Company recognizes a non-cash reduction to the carrying amount of its investment in KRS II. During the years ended December 31, 2015 and 2014, the Company recorded a net non-cash reduction of $2.6 million and $14.7 million, respectively, in Other income (expense) in the accompanying consolidated statements of income. The Company expects that future reductions to its investment in KRS II will be recognized as tax benefits are realized.
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
Intangible Assets: Intangible assets are recorded on the consolidated balance sheets as other non-current assets and are related to the acquisition of commercial properties. Intangible assets acquired in 2015 and 2014 were as follows:

	2015		2014
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Amortized intangible assets:
In-place/favorable leases	$1.0	2.6	$2.1	1.8
Intangible assets for the years ended December 31, included the following (in millions):

	2015		2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Amortized intangible assets:
In-place leases	$62.6	$(34.0)	$61.6	$(25.8)
Favorable leases	16.6	(9.1)	16.6	(7.8)
Permitted quarry rights	18.0	(1.3)	18.0	(0.7)
Contract backlog	2.6	(2.6)	2.6	(2.5)
Trade name/customer relationships	2.2	(0.6)	2.2	(0.3)
Total assets	$102.0	$(47.6)	$101.0	$(37.1)
Aggregate intangible asset amortization was $10.5 million, $11.2 million and $9.3 million for 2015, 2014 and 2013, respectively. Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated Amortization
2016	$6.7
2017	$5.5
2018	$4.7
2019	$4.2
2020	$3.5
Goodwill: The Company recorded a total of $93.6 million of goodwill in connection with the acquisition of Grace, which occurred on October 1, 2013. Additionally, the Company recorded $9.3 million of goodwill in connection with the consolidation of The Shops at Kukui'ula. The Grace and The Shops at Kukui'ula goodwill is not expected to be deductible for tax purposes. In 2014, the Company finalized its valuation of Grace and, as a result, recorded an additional $3.3 million of goodwill, primarily related to the fair value of liabilities associated with the maintenance and management of former quarry sites. The Company reviews goodwill for impairment at the reporting unit level annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The changes in the carrying amount of goodwill allocated to the Company's reportable segments for the years ended December 31, 2015 and 2014 were as follows (in millions):

	Materials & Construction	Real Estate Leasing	Total
Balance, January 1, 2014	$90.3	$9.3	$99.6
Goodwill increase during the year	3.3	—	3.3
Goodwill allocated to sale of Maui Mall	—	(0.6)	(0.6)
Balance, December 31, 2014	93.6	8.7	102.3
Changes to goodwill	—	—	—
Balance, December 31, 2015	$93.6	$8.7	$102.3
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
Construction - A majority of paving contracts is performed for Hawaii state, federal, and county governments. Unit price contracts, which comprise a significant portion of Grace's paving contracts, require Grace to provide line-item deliverables at fixed unit prices based on approved quantities irrespective of Grace’s actual per unit costs. Earnings on unit price contracts are recognized as quantities are delivered and accepted by the customer. Lump sum contracts require that the total amount of work be performed for a single price irrespective of actual quantities or Grace’s actual costs. Earnings on fixed-price paving contracts are generally recognized using the percentage-of-completion method with progress toward completion measured on the basis of units (tons, cubic yards, square yards, square feet or other units of measure) of work completed as of a specific date to an estimate of the total units of work to be delivered under each contract. Grace uses this method as its management considers units of work completed to be the best available measure of progress on contracts. Contracts in progress are reviewed regularly, and sales and earnings may be adjusted based on revisions to assumption and estimates, including, but not limited to, revisions to job performance, job site conditions, changes to the scope of work, estimated contract costs, progress toward completion, changes in internal and external factors or conditions and final contract settlement. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become evident.
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
Employee Benefit Plans: The Company provides a wide range of benefits to existing employees and retired employees, including single-employer defined benefit plans, postretirement, defined contribution plans, post-employment and health care benefits. The Company records amounts relating to these plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current economic conditions and trends. The Company believes that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 11, “Employee Benefit Plans,” are reasonable based on its experience and on advice from its independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations.
Share-Based Compensation: The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 13, Share Based Awards.
Earnings Per Share (“EPS”): Basic and diluted earnings per share are computed and disclosed in accordance with FASB Accounting Standards Codification Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent in-substance dividend distributions to the noncontrolling interest holder as the holder has a contractual right to receive a specified amount upon redemption. As a result, earnings are adjusted to reflect this in-substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company's participating securities consist of time-based restricted unit awards that contain a non-forfeitable right to receive dividends and, therefore, are considered to participate in earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The Company's "EPS" calculation and description of calculation is contained in Note 16, "Earnings Per Share."
Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the Consolidated Statements of Income or Balance Sheets. The Company records a liability for uncertain tax positions not deemed to meet the more-likely-than-not threshold. The Company did not have material uncertain tax positions as of December 31, 2015 and 2014.
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

Comprehensive Loss: Comprehensive loss includes all changes in equity, except those resulting from transactions with shareholders and net income. Other comprehensive loss principally includes amortization of deferred pension and postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31 (in millions):

	2015	2014	2013
Unrealized components of benefit plans:
Pension plans	$(44.7)	$(43.9)	$(29.3)
Post-retirement plans	(0.6)	(0.5)	(1.1)
Non-qualified benefit plans	—	—	0.3
Accumulated other comprehensive loss	$(45.3)	$(44.4)	$(30.1)

The changes in accumulated other comprehensive loss for pension and postretirement plans for the years ended December 31, were as follows (in millions, net of tax):

	December 31,
	2015	2014
Beginning balance	$(44.4)	$(30.1)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(0.9)	(14.3)
Ending balance	$(45.3)	$(44.4)

The reclassifications of other comprehensive loss components out of accumulated other comprehensive loss for the years ended December 31, were as follows (in millions):

Details about Other Comprehensive Income (Loss) Components	2015	2014	2013
Actuarial gain (loss)*	$(7.1)	$(26.7)	$22.4
Prior service cost	(0.4)	—	—
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	7.3	4.5	7.7
Prior service credit*	(1.3)	(1.3)	(1.3)
Total before income tax	(1.5)	(23.5)	28.8
Income taxes	0.6	9.2	(11.7)
Other comprehensive income (loss) net of tax	$(0.9)	$(14.3)	$17.1

*	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details).

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
Impact of Recently Issued Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. This ASU is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB reached a decision to defer the effective date of the amended guidance. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this new accounting standard.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (“ASU 2015-15”). ASU 2015-15 indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-15 to have any effect on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which will require the presentation of deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company early adopted this guidance retrospectively during the fourth quarter of 2015. The impact of adopting the above guidance as of December 31, 2014 was as follows:

	Deferred tax current assets	Total assets	Deferred tax long-term liabilities	Total liabilities and equity
Previously reported	$8.3	$2,329.9	$194.0	$2,329.9
Balance Sheet Classification of Deferred Taxes	(8.3)	(8.3)	(8.3)	(8.3)
Current presentation	$—	$2,321.6	$185.7	$2,321.6

3.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates totaled approximately $23.0 million, $23.9 million, and $7.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Receivables from these affiliates were $2.7 million and $3.0 million at December 31, 2015 and 2014, respectively. Amounts due to these affiliates were immaterial at December 31, 2015 and 2014.
Real Estate Leasing and Development. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are owned by a director of the Company. Revenues earned from these transactions were immaterial for each of the years ended December 31, 2015, 2014 and 2013. Receivables from these affiliates were immaterial as of December 31, 2015 and 2014.
During the year ended December 31, 2015, the Company recorded developer fee revenues of approximately $2.9 million related to management and administrative services provided to certain unconsolidated investment in affiliates. Developer fee revenues recorded for each of the years ended December 31, 2014 and 2013 were immaterial.
Consulting Agreement. In January 2016, the Company entered into a one-year consulting agreement with a former executive of its Grace subsidiary, who retired in December 2015. The term of the agreement is for the period January 1, 2016 through December 31, 2016, pursuant to which the Company will pay $200,000 in exchange for services related to the operation of Grace, including assisting in leadership transition, operating performance and government and community affairs.

4.	DISCONTINUED OPERATIONS
During 2013, the sales of four industrial properties, three retail properties and two office buildings were classified as discontinued operations. Additionally, Maui Mall, a retail property on Maui that was sold in January 2014, was classified as discontinued operations for each of the years ended December 31, 2014 and 2013.
The revenue, operating profit, income tax expense and after-tax effects of these transactions for 2015, 2014 and 2013 were as follows (in millions):

	2015	2014	2013
Proceeds from the sale of income-producing properties	$—	$70.1	$337.6
Real Estate Leasing revenue	$—	$0.3	$31.6

Gain on sale of income-producing properties, net	$—	$55.9	$22.1
Real Estate Leasing operating profit	—	0.3	14.6
Total operating profit before taxes	—	56.2	36.7
Income tax expense	—	21.9	14.4
Income from discontinued operations	$—	$34.3	$22.3
Basic Earnings Per Share	$—	$0.70	$0.50
Diluted Earnings Per Share	$—	$0.70	$0.50

5.	INVESTMENTS IN AFFILIATES
At December 31, 2015 and 2014, investments consisted principally of equity in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The amount of the Company’s investment at December 31, 2015 that represents undistributed earnings of investments in affiliates was approximately $12.3 million. Dividends and distributions from unconsolidated affiliates totaled $72.2 million in 2015, $17.9 million in 2014 and $6.6 million for 2013. The Company’s investments in affiliates totaled $416.4 million and $418.6 million as of December 31, 2015 and 2014, respectively.
Operating results include the Company’s proportionate share of net income from its equity method investments. A summary of combined financial information for the Company’s equity method investments at December 31 is as follows (in millions):

	2015	2014
Current assets	$107.1	$52.7
Non-current assets	854.0	935.6
Total assets	$961.1	$988.3

Current liabilities	$64.4	$53.0
Non-current liabilities	200.7	245.9
Total liabilities	$265.1	$298.9

	Year Ended December 31,
	2015	2014	2013
Operating revenue	$471.7	$71.0	$37.8
Operating costs and expenses	411.6	65.9	31.1
Operating income	$60.1	$5.1	$6.7
Income from continuing operations*	$57.2	$5.0	$6.8
Net income	$56.1	$5.0	$6.8
* Includes earnings from equity method investments held by the investee.
Significant joint ventures at December 31, 2015, included the following:
In 2002, the Company entered into a joint venture with DMB Communities II, an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities (“DMB”), for the development of Kukui’ula, a master planned resort residential community located in Poipu, Kauai, planned for up to 1,500 high-end residential units. The carrying value of the Company's investment in Kukui'ula, which includes capital contributed by A&B to the joint venture, the value of land initially contributed, net of joint venture earnings and losses, was $275.5 million as of December 31, 2015. The total capital contributed to-date to the joint venture by the Company was approximately 59 percent as of December 31, 2015. Due to the joint venture’s obligation to complete improvements and amenities, the joint venture uses the percentage-of-completion method for revenue recognition. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment using the equity method. Due to the complex nature of cash distributions to the members, net income of the joint venture is allocated to the members, including the Company, using the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the book value of net assets of the venture, excluding capital contributions and distributions made during the period.
In 2010, A&B acquired fully-entitled land near the Ala Moana Center in Honolulu for the development of Waihonua ("Waihonua"), a 340-saleable unit residential high-rise condominium. In 2012, the Company formed a joint venture and contributed the land, pre-development assets and cash. The Company also secured capital partners that provided the remainder of the $65.0 million in total equity required for the project and the joint venture secured construction financing. In connection with the project, the Company provided a limited guaranty to the construction lender in the amount of the lesser of $20 million or the outstanding loan balance. The Company's exposure to loss was limited to its equity investment and the outstanding balance on the loan, up to $20 million. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounted for its investment under the equity method. Construction of Waihonua was completed in November 2014, and 12 units closed in December 2014. The remaining 328 units closed in January 2015 and the construction loan was paid off, extinguishing the guarantee. The Company's investment at December 31, 2015 and 2014 was $0.0 million and $35.6 million, respectively. For the year ended December 31, 2015, the Company determined that its Waihonua joint venture met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X and, therefore, pursuant to Rule 3-09 of Regulation S-X, has attached separate financial statements to this Annual Report on Form 10-K as Exhibit 99.1.
In July 2014, the Company invested $23.8 million in KRS II, an entity that owns and operates a 12-megawatt solar farm in Koloa, Kauai. The Company does not have a controlling financial interest in KRS II, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment under the equity method. The investment return from the Company's investment in KRS II is principally composed of federal and state tax benefits. As tax benefits are realized over the life of the investment, the Company recognizes a non-cash reduction to the carrying amount of its investment in KRS II. Due to the complex nature of cash distributions, net income of the joint venture is allocated to the Company using the HLBV method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the net assets of the venture, excluding capital contributions and distributions made during the period. For the year ended December 31, 2015 and 2014, the Company recorded a net, non-cash reduction of $2.6 million and $14.7 million, respectively, in Other income (expense) in the accompanying consolidated statements of income. The Company's investment balance at December 31, 2015 and 2014 was $4.4 million and $8.4 million. The Company expects that future reductions to its investment in KRS II will be recognized as tax benefits are realized. In connection with the KRS II investment, the Company provided a limited indemnity to Kauai Island Utility Cooperative ("KIUC") that indemnifies KIUC for payments up to $6.0 million made by KIUC under a KIUC guaranty to the lender that provided KRS II's project financing. KIUC is an equity partner and managing member of KRS II, project sponsor and customer for the output of the KRS II facility. The fair value of the Company's indemnity was not material.

In October 2014, the Company contributed land, pre-paid development assets and cash to The Collection LLC, a joint venture formed to develop a 464-unit high-rise residential condominium project on Oahu, consisting of a 396-unit high-rise condominium tower, 14 three-bedroom townhomes, and a 54-unit mid-rise building. In addition to the Company's initial contribution, the Company also secured equity partners that contributed an additional $16.8 million in cash. The Company's total agreed upon contribution, which includes the land and pre-paid development assets already contributed, is $50.3 million. In connection with the project, the Company provided a limited guaranty to the construction lender for the project at the lesser of $30 million or the outstanding loan balance. The Company's exposure to loss is limited to its total equity investment and the outstanding balance on the loan, up to $30 million. The fair value of the Company's guaranty was not material. The Company's investment at December 31, 2015 and 2014 was $49.1 million and $45.9 million, respectively. The Company accounts for its investment under the equity method.
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
On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of the Company and member of Kukui'ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB"), a Delaware limited liability company, as a member, and KKV Management LLC, a Hawaii limited liability company, as the manager and a member. Village owns and operates The Shops at Kukui'ula, a commercial retail center on the south shore of Kauai. Under the Agreement, KDC assumed control of Village, and accordingly, consolidated Village's assets and liabilities at fair value. Prior to the consolidation of the assets and liabilities of Village on September 24, 2013, the carrying value of the Company's investment in Village was approximately $6.3 million. Based on the other member's forfeiture of it's interest in the joint venture for no consideration, there was an indication that the fair value of the Company's investment in Village was below its carrying value. Consequently, the Company wrote down its investment in Village in connection with the consolidation of Village in 2013.

6. UNCOMPLETED CONTRACTS
Information related to uncompleted contracts as of December 31, 2015 and 2014 is as follows (in millions):

	2015	2014
Costs incurred on uncompleted contracts	$80.3	$126.7
Estimated earnings	29.2	32.8
Subtotal	109.5	159.5
Less: billings to date	95.8	147.2
Total	$13.7	$12.3

Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$16.3	$15.9
Estimated billings in excess of costs and estimated earnings on uncompleted contracts	(2.6)	(3.6)
Total	$13.7	$12.3

7. PROPERTY
Property on the consolidated balance sheets includes the following (in millions):

	December 31,
	2015	2014
Buildings	$571.3	$586.7
Land	578.5	588.5
Machinery and equipment	242.6	236.1
Asphalt plants and quarry assets	77.1	65.5
Water, power and sewer systems	145.6	142.6
Other property improvements	86.8	90.7
Vessel	11.3	7.2
Subtotal	1,713.2	1,717.3
Accumulated depreciation	(443.8)	(415.6)
Property - net	$1,269.4	$1,301.7
Depreciation expense for the years ended December 31, 2015 and 2014 was $43.8 million and $43.9 million, respectively.

8. NOTES PAYABLE AND LONG-TERM DEBT
At December 31, 2015 and 2014, notes payable and long-term debt consisted of the following (in millions):

	2015	2014
Revolving Credit loans (2.10% for 2015 and 2.37% for 2014)	$77.8	$169.8
Term Loans:
3.90%, payable through 2024	75.0	75.0
6.90%, payable through 2020	75.0	80.0
3.88%, payable through 2027	50.0	—
5.55%, payable through 2026	47.0	50.0
5.53%, payable through 2024	31.5	37.5
5.56%, payable through 2026	25.0	25.0
4.35%, payable through 2026	23.4	25.0
4.15%, payable through 2024, secured by Pearl Highlands Center (a)	91.9	93.6
LIBOR plus 2.66%, payable through 2016, secured by The Shops at Kukui'ula (c)	37.0	40.5
LIBOR plus 1.5%, payable through 2021, secured by Kailua Town Center III (b)	11.0	11.2
LIBOR plus 2.63%, payable through 2016, secured by Kahala Estate Properties (d)	8.2	35.2
6.38%, payable through 2017, secured by Midstate Hayes	8.2	8.3
LIBOR plus 1.0%, payable through 2021, secured by asphalt terminal (e)	6.9	8.0
5.19%, payable through 2019	8.4	10.2
1.85%, payable through 2017	5.2	7.9
3.31%, payable through 2018	4.6	6.3
2.00%, payable through 2018	1.5	2.2
2.65%, payable through 2016	0.6	1.2
5.39%, payable through 2015, secured by Waianae Mall	—	19.1
Total debt	588.2	706.0
Less debt (premium) discount	(0.3)	(0.4)
Total debt (contractual)	587.9	705.6
Less current portion	(90.4)	(74.5)
Add debt premium (discount)	0.3	0.4
Long-term debt	$497.8	$631.5

(a)	On December 1, 2014, the Company refinanced and increased the amount of the loan secured by Pearl Highlands Center.

(b)	Loan has a stated interest rate of LIBOR plus 1.5%, but is swapped through maturity to a 5.95% fixed rate.

(c)	Loan has an effective interest rate of 2.83% for 2015 and 2.82% for 2014.

(d)	Loan has an effective interest rate of 2.82% for 2015 and 2.78% for 2014.

(e)	Loan has a stated interest rate of LIBOR plus 1.0%, but is swapped through maturity to a 5.98% fixed rate.

Long-term Debt Maturities: At December 31, 2015, debt maturities during the next five years and thereafter, excluding amortization of debt discount or premium, are $90.4 million in 2016 (which includes $45.3 million in balloon payments on secured mortgage debt), $40.6 million in 2017, $41.1 million in 2018, $40.5 million for 2019, $103.9 million in 2020 (which includes $66.0 million of revolving credit loans that mature in 2020), and $271.4 million thereafter.
Revolving Credit Facilities: The Company has a revolving senior credit facility that provides for an aggregate $350 million, 5-year unsecured commitment ("A&B Senior Credit Facility"), with an uncommitted $100 million increase option. The A&B Senior Credit Facility also provides for a $100 million sub-limit for the issuance of standby and commercial letters of credit and an $80 million sub-limit for swing line loans. Amounts drawn under the facilities bear interest at a stated rate, as defined, plus a margin that is determined based on a pricing grid using the ratio of debt to total adjusted asset value, as defined. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio, and limitations on priority debt.

In December 2015, the Company completed an amendment to the A&B Senior Credit Facility agreement, which extended the maturity date to December 2020, modified certain covenants (described below), and reduced the interest rates and fees charged under the credit facility.
At December 31, 2015, $73.8 million was outstanding, $11.8 million in letters of credit had been issued against the A&B Senior Credit Facility, and $264.4 million was undrawn.
In December 2015, the Company entered into a 3-year unsecured note purchase and private shelf agreement (the "Prudential Agreement") with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") that enables the Company to issue notes in an aggregate amount up to $450 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement. The Prudential Agreement, as amended, expires in December 2018 and contains certain restrictive covenants that are substantially the same as the covenants contained in the A&B Senior Credit Facility, as amended. Borrowings under the uncommitted shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2015, approximately $123.1 million was undrawn under the facility.
The principal covenant amendments under the Revolver Amendment and the Prudential Agreement are as follows:

•	An increase in the maximum percentage of unsecured debt to unencumbered income-producing assets value from approximately 57 percent to 60 percent.

•
A reduction in the applicable cap rate applied to certain income-producing assets included in unencumbered income producing assets value of between 25 bps to 50 bps, which increases the covenant value of these income-producing assets.

•
The addition of certain real estate development assets and real estate investments in the unencumbered income producing assets value, subject to an overall limitation of 15 percent of total unencumbered income producing assets value.

•	An increase in the maximum amount of investments in third party notes and mezzanine investments to 5 percent of total adjusted assets value.

•	The add back of certain non-recurring, one-time expenses to earnings before interest, taxes, depreciation, and amortization.

At December 31, 2015, the Company had, at one of its subsidiaries, a $30.0 million line of credit that matures in December 2016. The line was extended and reduced from $40 million in August 2014. Approximately $4.0 million and $13.7 million was outstanding on the $30.0 million line of credit as of December 31, 2015 and 2014, respectively. The credit line is collateralized by the subsidiary's accounts receivable, inventory and equipment. The Company and the noncontrolling interest holders are guarantors, on a several basis, for their pro rata shares (based on membership interests) of borrowings under the line of credit.
The undrawn amount under all revolving credit and term facilities as of December 31, 2015 totaled $413.5 million, and includes $26.0 million of capacity that may only be used for asphalt purchases.
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
On December 16, 2013, Estates of Kahala LLC, a wholly owned subsidiary of the Company, entered into a non-recourse loan agreement ("Loan Agreement") and promissory note ("Note") with First Hawaiian Bank ("Lender"). The $42.0 million loan is secured by 15 residential lots on Kahala Avenue on Oahu, three parcels in Windward Oahu, and an agricultural parcel on Maui. The Loan Agreement and Note require principal payments equal to 70 percent of the net sales proceeds from the sale of any of the secured properties. To the extent cumulative principal payments were less than $18.0 million after 18 months, the Company was required to make an additional principal payment, such that the remaining principal balance of the loan is less than or equal to $24.0 million. At June 16, 2015 the cumulative principal payments were greater than the requirement and no payment was made. The loan bears interest at LIBOR plus 2.625 percent, matures on December 16, 2016, is prepayable without penalty, and provides for a 1-year extension option, provided certain conditions are met. The loan also requires that the Company maintain a loan to value ratio below 65 percent for the properties secured. At December 31, 2015, the balance of the loan was $8.2 million.

On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of A&B and a 50 percent member of Kukui'ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB)", a Delaware limited liability company, as a member, and KKV Management LLC, a Hawaii limited liability company, as the manager and a member. Village owns and operates The Shops at Kukui'ula, a commercial retail center on the south shore of Kauai. Under the Agreement KDC assumed control of Village. Accordingly, A&B consolidated Village's assets and liabilities at fair value, which included secured loans totaling approximately $51.2 million. The first loan, totaling $41.8 million ("Real Estate Loan"), was secured by The Shops at Kukui'ula and 45 acres owned by Kukui'ula Development Company (Hawaii), LLC ("Kukui'ula"), in which KDC is a member. The second loan, totaling $9.4 million, ("Term Loan") was secured by a letter of credit. The Real Estate Loan and Term Loan were scheduled to mature on September 28, 2013. On September 25, 2013, Village entered into an agreement to extend the maturities of the loans to November 5, 2013, in order to finalize refinancing negotiations with the lender. In connection with the loan extensions, Village made a $5 million principal payment on the Real Estate Loan. On November 5, 2013, the Company refinanced the remaining $44.0 million of secured loans related to The Shops at Kukui'ula with new 3-year term loans. The first loan, totaling $34.6 million, is secured by The Shops at Kukui'ula, 45 acres owned by Kukui'ula, in which KDC is a member, and an A&B guaranty. The loan bears interest at LIBOR plus 2.85 percent and requires principal amortization of $0.9 million per quarter. The second loan, totaling $9.4 million, is interest only, secured by a letter of credit, and bears interest at LIBOR plus 2.0 percent. The first loan contains guarantor covenants that substantially mirror the covenants in A&B's $350 million revolving credit agreement. At December 31, 2015, the balances of the Real Estate Loan and Term Loan were $27.6 million and $9.4 million, respectively.
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
On January 22, 2013, A&B completed the purchase of Waianae Mall, a 170,300-square-foot, 10-building retail center in Leeward Oahu, for $10.1 million in cash and the assumption of a $19.7 million loan (the “Loan”). The Promissory Note for the Loan was secured by a Mortgage, Assignment of Leases and Rents and Security Agreement, bearing interest at 5.39 percent, and requiring monthly payments of principal and interest totaling $0.1 million. A final balloon payment of $18.7 million was paid on June 5, 2015.
The approximate book values of assets used in the Real Estate segments pledged as collateral under the foregoing credit agreements at December 31, 2015 was $237.5 million. The approximate book values of assets used in the Materials and Construction segment pledged as collateral under the foregoing credit agreements at December 31, 2015 was $29.5 million. There were no assets used in the Agribusiness segment that were pledged as collateral.

9. LEASES—THE COMPANY AS LESSEE
Principal non-cancelable operating leases include land, office space, harbors and equipment leased for periods that expire through 2063. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $7.2 million, $6.7 million and $4.5 million for 2015, 2014 and 2013, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis.
Future minimum payments under non-cancelable operating leases were as follows (in millions):

Years Ended December 31,	Minimum Lease Payments
2016	$5.7
2017	5.6
2018	5.0
2019	4.5
2020	4.5
Thereafter	25.2
Total	$50.5

10. LEASES—THE COMPANY AS LESSOR
The Company leases to third-parties land and buildings under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2015 and 2014 were as follows (in millions):

	2015	2014
Leased property - real estate	$1,126.8	$1,149.9
Less accumulated depreciation	(125.9)	(118.5)
Property under operating leases - net	$1,000.9	$1,031.4
Total rental income, excluding tenant reimbursements (which totaled $30.2 million, $28.8 million and $24.1 million for the years ended December 31, 2015, 2014 and 2013, respectively), under these operating leases was as follows (in millions):

Years Ended December 31,	2015	2014	2013
Minimum rentals	$96.2	$89.8	$80.5
Contingent rentals (based on sales volume)	4.8	4.7	3.0
Total	$101.0	$94.5	$83.5
Future minimum rentals on non-cancelable operating leases at December 31, 2015 were as follows (in millions):

Operating Leases
2016	$85.0
2017	73.7
2018	61.4
2019	53.2
2020	41.3
Thereafter	282.8
Total	$597.4

11. EMPLOYEE BENEFIT PLANS
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
Plan Administration, Investments and Asset Allocations: The Company has an Investment Committee that is responsible for the investment and management of the pension plan assets. In 2013, the Company changed its pension plan investment and management approach to a liability-driven investment strategy, which seeks to increase the correlation of the pension plan assets and liabilities to reduce the volatility of the plan's funded status, and over time, improve the funded status of the plan. The adoption of this strategy has resulted in an asset allocation that is weighted more toward fixed income investments, which reduces investment volatility, but also reduces investment returns over time. In connection with the adoption of a liability-driven investment strategy, the Company appointed an investment adviser that directs investments and selects investment options, based on guidelines established by the Investment Committee.
The Company’s investment strategy for its pension plan assets is to achieve a diversified mix of investments that balances long-term growth with an acceptable level of risk. The mix of assets includes a fixed income allocation that increases as the plan's funded status improves. The Company’s weighted-average asset allocations at December 31, 2015 and 2014, and 2015 year-end target allocation, by asset category, were as follows:

	Target	2015	2014
Domestic equity securities	34%	34%	32%
International equity securities	18%	18%	15%
Debt securities	36%	35%	44%
Alternatives and other	12%	10%	6%
Cash	—%	3%	3%
Total	100%	100%	100%
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
The expected return on plan assets assumption (7.10 percent for 2015) is principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability-driven investment strategy, and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans with similar asset mixes. For the years ended December 31, 2015 and 2014, the return on plan assets was (2.79) and 8.12 percent, respectively. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.
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
Exchange-Traded Funds (ETF): ETFs are valued by obtaining quoted prices on recognized and highly liquid exchanges.
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
Private Equity Fund and Insurance Contract Interests: The fair value of underlying investments in private equity assets is determined based on one or more valuation techniques, such as the market or income valuation approach, utilizing information provided by the general partner and taking into consideration the purchase price of the underlying securities, developments concerning the investee company subsequent to the acquisition of the investment, financial data and projections of the investee company provided to the general partner, illiquidity and non-transferability, and such other factors as the general partner deems relevant. Insurance contract interests consist of investments in group annuity contracts, which are valued based on the present value of expected future payments.

The fair values of the Company’s pension plan assets at December 31, 2015 and 2014, by asset category, are as follows (in millions):

	Fair Value Measurements as of
	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$3.8	$3.8	$—	$—
Equity securities:
Domestic	16.7	16.7	—	—
Domestic exchange-traded funds	33.1	33.1	—	—
International	18.6	18.6	—	—
International and emerging markets exchange-traded funds	7.2	7.2	—	—
Fixed income securities:
U.S. Treasury obligations	17.1	17.1	—	—
Domestic corporate bonds and notes	31.6	—	31.6	—
Foreign corporate bonds	3.1	—	3.1	—
Other types of investments:
Limited partnership interest in private equity fund	0.2	—	—	0.2
Exchange-traded global real estate securities	11.2	11.2
Insurance contracts	0.2	—	—	0.2
Exchange-traded commodity fund	2.7	2.7	—	—
Other receivables	0.7	0.7	—	—
Total	$146.2	$111.1	$34.7	$0.4

	Fair Value Measurements as of
	December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$3.5	$3.5	$—	$—
Equity securities:
Domestic	18.2	18.2	—	—
Domestic exchange-traded funds	33.0	33.0
International	9.8	9.7	0.1	—
International and emerging markets exchange-traded funds	14.9	14.9
Fixed income securities:
U.S. Treasury obligations	24.7	24.7	—	—
Domestic corporate bonds and notes	40.9	—	40.9	—
Foreign corporate bonds	5.4	—	5.4	—
Other types of investments:
Limited partnership interest in private equity fund	0.3	—	—	0.3
Exchange-traded global real estate fund	5.1	5.1	—	—
Insurance contracts	1.4	—	—	1.4
Exchange-traded commodity fund	2.8	2.8	—	—
Other receivables	0.8	0.8	—	—
Total	$160.8	$112.7	$46.4	$1.7
The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real Estate	Private Equity	Insurance	Limited Partnership	Total
Beginning balance, January 1, 2014	$7.5	$0.3	$1.0	$6.4	$15.2
Actual return on plan assets:
Assets held at the reporting date	—	—	0.4	—	0.4
Assets sold during the period	—	—	—	—	—
Purchases, sales and settlements	(7.5)	—	—	(6.4)	(13.9)
Ending balance, December 31, 2014	—	0.3	1.4	—	1.7
Actual return on plan assets:
Assets held at the reporting date	—	(0.1)	0.1	—	—
Assets sold during the period	—	—	(1.3)	—	(1.3)
Ending balance, December 31, 2015	$—	$0.2	$0.2	$—	$0.4
Contributions are determined annually for each plan by the Company’s pension Administrative Committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006 (the “Act”), and the maximum deductible contribution allowed for tax purposes. In 2015, 2014 and 2013, the Company contributed approximately $2.6 million, $5.7 million, and $0.1 million, respectively, to its defined benefit pension plans. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

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
Benefit Plan Assets and Obligations: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2015 and 2014 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$204.4	$175.4	$12.0	$12.9
Service cost	3.1	2.6	0.1	0.1
Interest cost	8.0	8.3	0.5	0.6
Plan participants’ contributions	—	—	0.9	0.8
Actuarial (gain) loss	(8.9)	29.7	0.4	(0.7)
Benefits paid	(12.0)	(11.6)	(1.8)	(1.7)
Conversion of guaranteed annuity contract	(0.4)	—	—	—
Curtailment	—	—	0.1	—
Amendments	0.4	—	—	—
Benefit obligation at end of year	$194.6	$204.4	$12.2	$12.0
Change in Plan Assets
Fair value of plan assets at beginning of year	160.8	153.4	—	—
Actual return on plan assets	(4.8)	13.3	—	—
Employer contributions	2.6	5.7	0.8	0.9
Participant contributions	—	—	0.9	0.8
Conversion of guaranteed annuity contract	(0.4)	—	—	—
Benefits paid	(12.0)	(11.6)	(1.8)	(1.7)
Other	—	—	0.1	—
Fair value of plan assets at end of year	$146.2	$160.8	$—	$—

Funded Status and Recognized Liability	$(48.4)	$(43.6)	$(12.2)	$(12.0)

The accumulated benefit obligation for the Company’s qualified pension plans was $193.7 million and $203.2 million as of December 31, 2015 and 2014, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2015 and 2014 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2015	2014	2015	2014
Current liabilities	—	—	(0.9)	(0.8)
Non-current liabilities	(48.4)	(43.6)	(11.3)	(11.2)
Total	$(48.4)	$(43.6)	$(12.2)	$(12.0)

Net loss (net of taxes)	$47.3	$47.3	$0.6	$0.5
Unrecognized prior service credit (net of taxes)	(2.6)	(3.4)	—	—
Total	$44.7	$43.9	$0.6	$0.5
The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2015 and 2014 is shown below (in millions):

	2015	2014
Projected benefit obligation	$194.6	$204.4
Accumulated benefit obligation	$193.7	$203.2
Fair value of plan assets	$146.2	$160.8
The estimated prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 is $0.7 million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2016 is $7.0 million. The estimated net loss for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2016 is $0.2 million. The estimated prior service cost for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2016 is negligible.
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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2015, 2014, and 2013, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$3.1	$2.6	$2.6	$0.1	$0.1	$0.1
Interest cost	8.0	8.3	7.6	0.5	0.6	0.4
Expected return on plan assets	(11.1)	(10.7)	(10.9)	—	—	—
Amortization of net loss	6.9	4.0	7.7	0.1	0.3	(0.2)
Amortization of prior service cost	(0.8)	(0.8)	(0.8)	—	—	—
Curtailment (gain)/loss	—	—	—	0.1	—	(0.5)
Net periodic benefit cost	6.1	3.4	6.2	0.8	1.0	(0.2)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net loss (gain)	$7.0	$27.1	$(24.7)	$0.4	$(0.6)	$3.0
Amortization of unrecognized gain (loss)	(6.9)	(4.0)	(7.7)	(0.1)	(0.3)	0.2
Amortization of prior service credit	0.8	0.8	0.8	—	—	—
Prior service cost	0.4	—	—	—	—	—
Total recognized in other comprehensive income	1.3	23.9	(31.6)	0.3	(0.9)	3.2
Total recognized in net periodic benefit cost and other comprehensive income	$7.4	$27.3	$(25.4)	$1.1	$0.1	$3.0
The weighted average assumptions used to determine benefit information during 2015, 2014 and 2013 were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted Average Assumptions:
Discount rate	4.50%	4.00%	4.90%	4.50%	4.10%	4.90%
Expected return on plan assets	7.10%	7.10%	8.00%	—%	—%	—%
Rate of compensation increase	0.5%-3%	0.5%-3%	3.00%	0.5%-3%	3.00%	3.00%
Initial health care cost trend rate				7.00%	7.30%	7.50%
Ultimate rate				4.50%	4.50%	4.50%
Year ultimate rate is reached				2037	2028	2028
If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2015, 2014 and 2013 and the net periodic post-retirement benefit cost for 2015, 2014 and 2013, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2015	2014	2013	2015	2014	2013
Effect on total of service and interest cost components	$0.1	$0.1	$—	$—	$(0.1)	$—
Effect on post-retirement benefit obligation	$1.1	$1.1	$1.2	$(0.9)	$(0.9)	$(1.0)

Non-qualified Benefit Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax regulations. The obligations relating to these plans totaled $7.1 million at December 31, 2015. A 3.9 percent discount rate was used to determine the 2015 obligation. The expense associated with the non-qualified plans was $0.1 million in 2015, $0.1 million in 2014, and $0.1 million in 2013. As of December 31, 2015, the amount recognized in accumulated other comprehensive income for unrecognized loss, net of tax, was approximately $1.6 million, and the amount recognized as unrecognized prior service credit, net of tax, was ($1.6) million. The estimated net loss and prior service (credit), net of tax, that will be recognized in net periodic pension cost in 2015 is $0.2 million.
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	Pension	Non-qualified	Post-retirement
Year	Benefits	Plan Benefits	Benefits
2016	$11.5	$4.2	$1.0
2017	$11.7	$0.1	$1.0
2018	$11.9	$1.0	$1.0
2019	$12.1	$0.1	$1.0
2020	$12.4	$—	$0.9
2021-2025	$64.0	$2.6	$3.9
Current liabilities of approximately $5.1 million, related to non-qualified plan and post-retirement benefits, are classified as accrued and other liabilities in the consolidated balance sheet as of December 31, 2015.
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

The Company's participation in these plans for the year ended December 31, 2015, is outlined in the table below. The "EIN Pension Plan Number" column provides the Employee Identification Number (EIN) and the 3-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available in 2015 is for the plan's year-end as of December 31, 2014, for the Pension Trust Fund for Operating Engineers Pension Plan and Laborer's National (Industrial) Pension Fund. The zone status available for 2015 for the Hawaii Laborers Trust Funds is for the plan year-end as of February 28, 2015. GP Roadway Solutions, Inc. and GP/RM Prestress, LLC have separate contracts and different expiration dates with the Hawaii Laborers Trust Fund. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans that are less than 65 percent funded are "red zone" plans in need of reorganization; plans between 65 percent and 80 percent funded or that have an accumulated funding deficiency or are expected to have a deficiency in any of the next six years are "yellow zone" plans; plans that meet both of the "yellow zone" criteria are "orange zone" plans; and if the plan is funded more than 80 percent, it is a "green zone" plan. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.
There were no plans where the Company contributed more than 5 percent of the total contributions.

		Pension Protection Act Zone Status	FIP/RP Status	Contribution by Entity	Contribution by Entity	Surcharge Imposed	Expiration Date	Current Plan Year End
	EIN Plan No.	2015 and 2014	Pending/Implemented	Jan. 1 - Dec. 31, 2015	Jan. 1 - Dec. 31, 2014
Fund
Operating Engineers	94-6090764; 001	Red	Yes	$4.6	$4.3	No	9/2/19	12/31/15
Laborers National	52-6074345; 001	Red	Yes	0.1	0.1	No	8/31/18	12/31/15
Hawaii Laborers	99-6025107; 001	Green	No	0.8	0.5	No	8/31/19	2/28/15
Hawaii Laborers	99-6025107; 001	Green	No	0.2	0.1	No	9/30/19	2/28/15
				$5.7	$5.0
Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Internal Revenue Code and provides matching contributions of up to 3 percent of eligible employee compensation. The Company’s matching contributions expensed under these plans totaled $0.7 million in each of the years ended December 31, 2015 and 2014. The Company also maintains profit sharing plans, and if a minimum threshold of Company performance is achieved, provides contributions of 1 to 5 percent, depending upon Company performance above the minimum threshold. In 2015, 2014 and 2013, the profit sharing contribution expense was zero, $0.6 million and $0.9 million, respectively.
Grace 401(k) Plans: The Company allows for discretionary non-elective employer contributions up to the sum of 10 percent of each eligible employee's compensation for the 12 months in the plan year, subject to certain limitations. Management incentives and/or profit sharing bonuses can be deferred to the employee's 401(k) account, but will be subject to the IRS' annual limit on employee elective deferrals. For the year ended December 31, 2015, Grace recognized discretionary employer contributions and profit sharing expense of approximately $2.0 million.

12. INCOME TAXES
The income tax expense (benefit) on income from continuing operations for each of the three years in the period ended December 31, 2015 consisted of the following (in millions):

	2015	2014	2013
Current:
Federal	$0.8	$11.2	$17.1
State	(1.2)	2.8	2.1
Current	(0.4)	14.0	19.2
Deferred:
Federal	14.6	(7.8)	(5.7)
State	2.3	(7.6)	(2.4)
Deferred	16.9	(15.4)	(8.1)
Income tax expense (benefit)	$16.5	$(1.4)	$11.1

Income tax expense (benefit) for 2015, 2014 and 2013 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2015	2014	2013
Computed federal income tax expense	$16.6	$10.1	$8.3
State income taxes	0.7	(4.1)	1.0
Non-deductible transaction costs	—	—	1.6
Charitable contribution	—	—	(0.2)
Federal solar tax credits	—	(11.3)	—
Other—net	(0.8)	3.9	0.4
Income tax expense (benefit)	$16.5	$(1.4)	$11.1
The effective income tax rate for the year ended December 31, 2015 was lower than the statutory rate due primarily to various state tax credits.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2015	2014
Deferred tax assets:
Employee benefits	$37.1	$30.7
Capitalized costs	22.4	21.9
Joint ventures and other investments	4.3	19.0
Impairment and amortization	7.8	6.7
Insurance and other reserves	5.9	4.2
Solar investment benefits*	9.0	4.9
Other	5.7	9.8
Total deferred tax assets	$92.2	$97.2

Deferred tax liabilities:
Property (including tax-deferred gains on real estate transactions)	$279.3	$271.8
Straight-line rental income and advanced rent	9.0	8.4
Other	6.0	2.7
Total deferred tax liabilities	294.3	282.9

Net deferred tax liability	$202.1	$185.7
* Certain investment tax credits do not expire under state law and may be carried forward indefinitely.
The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. The net tax benefits from share-based transactions were $1.7 million and $1.3 million for 2015 and 2014, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to equity in the accompanying consolidated statements of equity.
Subsequent to the separation from Matson, Inc. (formerly "Alexander & Baldwin Holding, Inc.") on June 30, 2012, the Company began reporting as a separate taxpayer. Upon separation, the Company’s unrecognized tax benefits were reflected on Matson Inc.’s (“Matson”) financial statements because Matson is considered the successor parent to the former Alexander & Baldwin, Inc. affiliated tax group. In connection with the separation, the Company entered into a Tax Sharing Agreement with Matson. As of December 31, 2015, the Company's liability for the indemnity to Matson in the event the Company’s pre-separation unrecognized tax benefits are not realized was $0.1 million. As of December 31, 2015, the Company has not identified any material unrecognized tax positions.

In July 2014, the Company invested $23.8 million in KRS II, an entity that owns and operates a 12-megawatt solar farm in Koloa, Kauai. The Company accounts for its investment in KRS II under the equity method. The investment return from the Company's investment in KRS II is principally composed of federal and state tax benefits, including tax credits. These tax credits are accounted for using the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. The total KRS II net tax benefits that the Company recognized for book purposes in 2014 was approximately $13.7 million. As tax benefits are realized over the life of the investment, the Company recognizes a non-cash reduction to the carrying amount of its investment in KRS II. For the year ended December 31, 2015 and 2014, the Company recorded a net, non-cash reduction of $2.6 million and $14.7 million (net of earnings from the investment), respectively, in Other income (expense) in the accompanying consolidated statements of income. The Company expects that future reductions to its investment in KRS II will be recognized as tax benefits are realized.
The Company is subject to taxation by the United States and various state and local jurisdictions. As of December 31, 2015, the Company’s tax years 2012, 2013 and 2014 are open to examination by the tax authorities. In addition, tax year 2012, for which the Company was included in the consolidated tax group with Matson, is open to examination by the tax authorities in the Company’s material jurisdictions. In addition, the 2011 tax year is also open to examination by California. The 2012 tax return for the Company on a standalone basis and the 2012 tax return for which the Company was included in the consolidated tax group with Matson is currently under examination by the Internal Revenue Service.

13. SHARE-BASED AWARDS
2012 Incentive Compensation Plan (“2012 Plan”): The 2012 Incentive Compensation Plan allows for the granting of stock options, restricted stock units and common stock. Under the 2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of December 31, 2015, 1.3 million shares of the Company’s common stock remained available for future issuance, which is reflective of a 2.7 million share reduction for outstanding equity awards replaced when the Company separated from Matson. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.
The 2012 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs, as more fully described below.
Discretionary Grant Program: Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100 percent of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of 10 years. There were no option grants in 2015 and 2014, and the Company currently does not expect to issue options in the future.
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

Activity in the Company’s stock option plans in 2015 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,124.6	$18.84
Exercised	(26.0)	$20.13
Outstanding, December 31, 2015	1,098.6	$18.81	3.6	$18,235

Vested or expected to vest	1,098.6	$18.81	3.6	$18,235
Exercisable, December 31, 2015	1,098.6	$18.81	3.6	$18,235
The following table summarizes 2015 non-vested restricted stock unit activity (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2015	279.0	$33.76
Granted	124.7	$40.85
Vested	(106.4)	$31.58
Canceled	(25.4)	$35.14
Outstanding, December 31, 2015	271.9	$37.74
A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents market-based awards that cliff vest after two or three years, provided that the total shareholder return of the Company’s common stock over the relevant period meets or exceeds pre-defined levels of relative total shareholder returns of the Standard & Poor’s MidCap 400 Index and the Russell 2000 index.
The fair value of the Company’s time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted average assumptions:

	2015	2014
Volatility of A&B common stock	29.5%	25.4%
Average volatility of peer companies	34.2%	27.3%
Risk-free interest rate	0.70%	0.37%
The weighted average fair value of the time-based restricted units and market-based performance share units was $40.85 in 2015 and $39.38 in 2014. No compensation cost is recognized for estimated or actual forfeitures of time-based or market-based awards if an employee is terminated prior to rendering the requisite service period. The tax benefit realized upon vesting was immaterial for each of the years ended December 31, 2015, 2014 and 2013.

A summary of compensation cost related to share-based payments is as follows (in millions):

	2015	2014	2013
Share-based expense (net of estimated forfeitures):
Stock options	$—	$0.3	$0.7
Incremental share-based compensation cost related to separation	—	0.2	0.5
Time-based and market-based restricted stock units	4.6	4.4	3.0
Total share-based expense	4.6	4.9	4.2
Total recognized tax benefit	(1.2)	(1.5)	(1.3)
Share-based expense (net of tax)	$3.4	$3.4	$2.9

Cash received upon option exercise	$0.5	$4.5	$7.6
Intrinsic value of options exercised	$0.5	$5.4	$6.7
Tax benefit realized upon option exercise	$0.2	$2.0	$2.5
Fair value of stock vested	$4.2	$2.6	$5.2

14. COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's consolidated balance sheet, excluding lease commitments that are disclosed in Note 9, included the following as of December 31, 2015 (in millions):

Standby letters of credit	(a)	$11.8
Bonds	(b)	$405.0

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

(b)
Represents bonds related to construction and real estate activities in Hawaii. Approximately $381.3 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

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
 Other Obligations:  Certain of the real estate businesses in which the Company holds a noncontrolling interest have long-term debt obligations. One of the Company’s joint ventures had a $10 million loan that was scheduled to mature in August 2015. As a condition to providing the loan to the joint venture, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specified that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture were below pre-determined thresholds. On September 26, 2014, the joint venture sold the commercial property and paid off the remaining balance on the loan, which terminated the Company's guaranty. The Company's share of the gain on the sale of the commercial property was not material.

The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of December 31, 2015, the Company's limited guarantees on indebtedness totaled $12.3 million related to five of its unconsolidated joint ventures. The Company has not incurred any significant historical losses related to guarantees on its joint venture indebtedness.
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
 Other than obligations described above and those described in Notes 5 and 8, obligations of the Company’s joint ventures do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.
Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by Hawaiian Commercial & Sugar Company (“HC&S”), a division of A&B that produces raw sugar. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the “4/10/15 Lawsuit”) alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment (“EA”). In December 2015, the BLNR decided to re-affirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by the three parties. In January 2016, the court in the 4/10/15 Lawsuit ruled that the renewals were not subject to the EA requirement but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to take an immediate appeal of this ruling.
In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii ("Water Commission") establish interim instream flow standards ("IIFS") in 27 East Maui streams that feed the Company’s irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawaii Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Commission then authorized the appointment of a hearings officer for the contested case hearing and expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams in 23 hydrologic units. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015. On January 15, 2016, the Commission-appointed hearings officer issued his recommended decision on the petitions. The recommended decision would restore water to streams in 11 of the 23 hydrologic units. A final decision on the petitions from the Commission is not expected until at least the second quarter of 2016.
If the Company is not permitted to use sufficient quantities of stream waters, it would have a material adverse effect on the Company's sugar-growing operations in 2016 and the Company's pursuit of a diversified agricultural model in subsequent years.
In January 2013, the Environmental Protection Agency (“EPA”) finalized nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which apply to HC&S’s three boilers at the Puunene Sugar Mill. Compliance with the Boiler MACT rule was January 2016, with full compliance required by July 2016. The Company anticipates that the Puunene Mill boilers will meet all applicable compliance deadlines and that the remaining compliance costs will be less than $250,000, based on available information. The Company is currently implementing strategies for achieving full compliance with the new regulations and is assessing whether the announced end to sugar operations may impact some compliance requirements.  Although the EPA has finalized its reconsideration of the rule, there remains some uncertainty as to final requirements pending the outcome of ongoing litigation. Any resulting changes to the Boiler MACT rule could impact the Company’s compliance requirements.
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
On July 1, 2015, a lawsuit was filed against the State of Hawaii and the Director of the Department of Health, alleging that the sugar cane burning permits issued by the State to HC&S were unlawfully issued, and seeking an injunction against the burning of cane. On July 6, 2015, the plaintiffs added the Company as a defendant. If the Company is not permitted or is substantially limited in its ability to burn sugar cane, this would have a material adverse effect on the Company's sugar operations in 2016. The Company will vigorously defend itself in this matter.

A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not be expected to have a material effect on A&B’s financial position, cash flows or results of operations.

15. DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its variable interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and variable rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
As of December 31, 2015, the Company had a gross notional amount of $18.8 million related to interest rate swaps that were assumed in connection with prior acquisitions, in which the floating rates are swapped for fixed rates. The table below presents the fair value of derivative financial instruments, which are included in Other non-current liabilities in the consolidated balance sheets (in millions):

	As of December 31,
Classified in Other non-current liabilities	2015	2014
Interest rate swap liability - floating to fixed rate	$2.5	$2.9
The Company recorded $0.4 million income and $0.1 million of expense during 2015 and 2014, respectively, related to the change in fair value of the interest rate swaps in Interest income and other in the accompanying consolidated statements of income.

16. EARNINGS PER SHARE "EPS"
Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

The following table provides a reconciliation of income from continuing operations to income from continuing operations available to A&B shareholders (in millions):

	2015	2014	2013
Income from continuing operations, net of tax	$31.1	$30.2	$12.5
Less: Noncontrolling interest	(1.5)	(3.1)	(0.5)
Income from continuing operations attributable to A&B shareholders, net of tax	29.6	27.1	12.0
Less: Undistributed earnings allocated to redeemable noncontrolling interest	(3.1)	—	—
Income from continuing operations available to A&B shareholders, net of tax	26.5	27.1	12.0
Income from discontinued operations available to A&B shareholders, net of tax	—	34.3	22.3
Net income available to A&B shareholders	$26.5	$61.4	$34.3
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	2015	2014	2013
Denominator for basic EPS - weighted average shares outstanding	48.9	48.7	44.4
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	0.4	0.6	0.7
Denominator for diluted EPS - weighted average shares outstanding	49.3	49.3	45.1
Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares, if any, that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options, time-based restricted stock units, and market-based performance share units.
During the years ended December 31, 2015, 2014 and 2013, there were no anti-dilutive securities outstanding.
In January 2016, the Company granted to employees 86,739 shares of time-based restricted stock units, and 48,581 shares of market-based performance share units. The time-based restricted stock units vest ratably over 3 years and the performance share units cliff vest over 3 years, provided that the minimum level of the 3-year performance objectives is achieved.

17. REDEEMABLE NONCONTROLLING INTEREST
The Company has a 70 percent ownership interest in GLP that was acquired in connection with the acquisition of Grace Pacific LLC. In 2015, the Company reclassified the noncontrolling interest of GLP to mezzanine equity in the accompanying balance sheet, as it is redeemable at the option of the holder. The impact of the redemption feature on prior periods was not material. The redeemable noncontrolling interest of GLP is recorded at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and distributions or (ii) the redemption value, which is derived from a specified formula. Due to an increase in the calculated redemption value as a result of increased GLP earnings, adjustments to the redeemable noncontrolling interest of GLP during 2015 were $3.1 million. These adjustments are reflected in the computation of earnings per share using the two-class method.

18. CESSATION OF HC&S SUGAR OPERATIONS
On December 31, 2015, due to continuing and significant operating losses stemming from low sugar prices and poor production levels, the Company determined it would cease sugar operations at its Hawaiian Commercial & Sugar Company (“HC&S”) division on Maui. The Company expects that the final harvest and activities of the Cessation will be substantially completed by the end of 2016 and will result in the eventual layoff of over 650 employees on Maui. As a result of the decision to cease the HC&S sugar operations, the Company wrote-off $6.9 million related to certain fixed assets that will no longer be used in operations.
In connection with the Cessation, the Company currently projects recording total pre-tax book charges in the range of $112 million to $133 million, which consists of $23 million to $28 million of employee severance and related benefit charges, $69 million to $76 million of asset write-offs and accelerated depreciation, and $20 million to $29 million of property removal, restoration and other exit-related costs. The Company expects that the activities related to the Cessation will be substantially completed by the end of 2016. During 2015, the Company recorded pre-tax restructuring charges of $22.6 million related to employee severance benefits and related costs and asset write-offs in connection with the Cessation.
A summary of the pre-tax costs and remaining costs associated with the restructuring is as follows (in millions):

	Recognized as of December 31, 2015	Range of remaining amount to be Recognized	Total
Employee severance benefits and related costs	$13.4	$9.6 - $14.6	$23.0 - $28.0
Asset write-offs and accelerated depreciation	9.2	59.8 - 66.8	69.0 - 76.0
Property removal, restoration and other exit-related costs	—	20.0 - 29.0	20.0 - 29.0
Total Cessation costs	$22.6	$89.4 - $110.4	$112.0 - $133.0
The following table summarizes the activity related to the Cessation accruals during the year ended December 31, 2015 (in millions):

Employee Severance Benefits and Related Costs
Balance at January 1, 2015	$—
Cessation charges	13.4
Balance at December 31, 2015	$13.4
    There were no cash payments made during the year ended December 31, 2015.

19. SEGMENT RESULTS
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
The Real Estate Leasing segment owns, operates, and manages a portfolio of 58 retail, office and industrial properties in Hawaii and on the Mainland totaling 4.9 million square feet of GLA. The Company also leases urban land in Hawaii to third-party lessees, including 42 acres on Oahu (improved with 660,000 square feet of commercial space owned by the lessees) and 64 acres on the neighbor islands. When property that was previously leased is sold, the sales revenue and operating profit are included with the Real Estate Development and Sales segment.

The Materials and Construction segment performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells rock and sand aggregates; produces and sells asphaltic concrete and ready-mix concrete; provides and sells various construction- and traffic-control-related products and manufactures and sells precast concrete products.
The Agribusiness segment produces and sells bulk raw sugar, specialty food grade sugars, and molasses; provides general trucking services, mobile equipment maintenance and repair services; leases agricultural land to third parties; and generates and sells electricity to the extent not used in segment operations.
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
General contractor and subcontractor revenues for the years ended December 31, 2015 and 2014 were derived directly and indirectly from the State of Hawaii in the amounts of $80.8 million and $79.6 million, respectively. In addition, for the years ended December 31, 2015 and 2014, amounts were derived directly and indirectly from the City and County of Honolulu in the amounts of $38.1 million and $37.5 million, respectively. Raw sugar revenues from C&H Sugar Company, Inc., exceeded 10 percent of total consolidated revenues and totaled $71.6 million, $65.5 million, and $87.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Operating segment information for 2015, 2014 and 2013 is summarized as below (in millions):

For the Year Ended December 31,	2015	2014	2013
Revenue:
Real Estate:[1,4]
Leasing	$133.8	$125.6	$110.4
Development and Sales	131.5	150.0	423.0
Less amounts reported in discontinued operations[1]	—	(70.4)	(369.2)
Reconciling items[4]	(31.0)	—	—
Materials and Construction[2]	219.0	234.3	54.9
Agribusiness	117.2	120.5	146.1
Total revenue	$570.5	$560.0	$365.2
Operating profit (loss):
Real Estate:
Leasing	$53.1	$47.5	$43.4
Development and Sales[3]	65.0	85.7	44.4
Less amounts reported in discontinued operations[1]	—	(56.2)	(36.7)
Materials and Construction[2]	30.9	25.9	2.9
Agribusiness operations	(29.3)	(11.8)	10.7
Agribusiness cessation costs[5]	(22.6)	—	—
Total operating profit	97.1	91.1	64.7
Interest expense	(26.8)	(29.0)	(19.1)
General corporate expenses	(20.1)	(18.6)	(17.4)
Reduction in KRS II carrying value, net (Note 5, 12, 14)[9]	(2.6)	(14.7)	—
Separation/Acquisition Costs	—	—	(4.6)
Income from continuing operations before income taxes	47.6	28.8	23.6
Income tax expense (benefit)	16.5	(1.4)	11.1
Income from continuing operations	31.1	30.2	12.5
Income from discontinued operations (net of income taxes)	—	34.3	22.3
Net income	31.1	64.5	34.8
Income attributable to noncontrolling interest	(1.5)	(3.1)	(0.5)
Net income attributable to A&B	$29.6	$61.4	$34.3

[1]	Amounts recast to reflect discontinued operations.

[2]	2013 includes the results, capital expenditures, and depreciation and amortization of Grace from the acquisition date of October 1, 2013 through December 31, 2013.

[3]
The Real Estate Development and Sales segment includes approximately $30.2 million, $2.0 million, and $4.2 million in equity in earnings from its various real estate joint ventures for 2015, 2014, and 2013, respectively. Included in operating profit are non-cash impairment and equity losses of $0.3 million related to the sale of Crossroads in 2014 and $6.3 million related to the consolidation of The Shops at Kukui'ula in 2013.

[4]
2015 amounts represent the sales of an office building in Washington in December 2015, a Colorado retail property in March 2015 and a Texas office building in May 2015 that are classified as cost of sales and development in the Consolidated Statement of Income, but reflected as revenue for segment reporting purposes.

[5]	Costs related to the cessation of HC&S sugar operation.

As of December 31,	2015	2014	2013
Identifiable Assets:
Real Estate:
Leasing	$1,058.8	$1,121.1	$1,113.0
Development and Sales[6]	622.0	633.9	640.4
Agribusiness	151.5	159.7	155.3
Materials and Construction	386.6	385.9	358.7
Other[10]	24.6	21.0	8.4
Total assets	$2,243.5	$2,321.6	$2,275.8

Capital Expenditures:
Real Estate:
Leasing[7]	$23.0	$51.8	$488.5
Development and Sales[8]	—	—	0.1
Agribusiness	13.1	10.8	11.8
Materials and Construction[2]	7.2	10.7	4.8
Other	1.4	1.8	0.1
Total capital expenditures	$44.7	$75.1	$505.3

Depreciation and Amortization:
Real Estate:
Leasing[1]	$30.3	$26.9	$24.3
Development and Sales	0.2	0.2	0.2
Agribusiness	12.1	11.5	11.7
Materials and Construction[2]	11.6	15.2	4.4
Other	1.5	1.2	1.1
Total depreciation and amortization	$55.7	$55.0	$41.7

[6]
The Real Estate Development and Sales segment includes approximately $379.7 million, $383.8 million, and $335.0 million related to its investment in various real estate joint ventures as of December 31, 2015, 2014, and 2013, respectively.

[7]
Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases, but excluding the assumption of debt, that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

[8]
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows and excludes investment in joint ventures classified as Cash Flows from Investing Activities. Operating cash flows for expenditures related to real estate developments were $7.2 million, $41.7 million, and $150.6 million for 2015, 2014, and 2013, respectively. Investments in real estate joint ventures were $25.8 million, $28.7 million, and $22.2 million in 2015, 2014, and 2013, respectively.

[9]
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

[10]	Amounts recast to reflect adoption of FASB Accounting Standard Update No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.

Unaudited quarterly segment results for the years ended December 31, 2015 and 2014 were as follows (in millions):

	2015
(Unaudited)	Q1	Q2	Q3	Q4
Revenue:
Real Estate:
Leasing	$32.7	$34.8	$33.0	$33.3
Development and Sales	36.5	52.4	19.9	22.7
Reconciling items[3]	(4.3)	(16.7)	—	(10.0)
Materials and Construction	56.9	57.4	51.0	53.7
Agribusiness	28.9	25.8	40.8	21.7
Total revenue	$150.7	$153.7	$144.7	$121.4
Operating profit (loss)
Real Estate:
Leasing	$13.2	$13.9	$12.5	$13.5
Development and Sales[4]	32.0	14.3	11.2	7.5
Materials and Construction	7.2	7.0	7.5	9.2
Agribusiness operations	1.9	(4.7)	(9.0)	(17.5)
Agribusiness cessation costs[5]	—	—	—	(22.6)
Total operating profit	54.3	30.5	22.2	(9.9)
Interest expense	(7.1)	(6.6)	(6.5)	(6.6)
General corporate expenses	(5.6)	(5.3)	(4.8)	(4.4)
Reduction in KRS II carrying value (Notes 5, 12, 14)[2]	(0.1)	(1.5)	(0.1)	(0.9)
Income (loss) from continuing operations before income taxes	41.5	17.1	10.8	(21.8)
Income tax expense (benefit)	15.6	7.0	3.8	(9.9)
Income (loss) from continuing operations	25.9	10.1	7.0	(11.9)
Income from discontinued operations (net of income taxes)	—	—	—	—
Net income (loss)	25.9	10.1	7.0	(11.9)
Income attributable to noncontrolling interest	(0.6)	(0.3)	(0.3)	(0.3)
Net income (loss) attributable to A&B	25.3	9.8	6.7	(12.2)
Less: Undistributed earnings allocated to redeemable noncontrolling interest[6]	—	—	(1.3)	(1.8)
Net income (loss) available to A&B shareholders	$25.3	$9.8	$5.4	$(14.0)

Earnings per share available to A&B shareholders:
Basic	$0.52	$0.20	$0.11	$(0.29)
Diluted	$0.51	$0.20	$0.11	$(0.29)
Weighted average shares:
Basic	48.8	48.9	48.9	48.9
Diluted	49.3	49.4	49.3	48.9

	2014
(Unaudited)	Q1	Q2	Q3	Q4
Revenue:
Real Estate:
Leasing	$31.2	$31.0	$31.3	$32.1
Development and Sales	71.0	21.4	18.2	39.4
Less amounts reported in discontinued operations[1]	(70.4)	—	—	—
Materials and Construction	50.1	64.5	58.4	61.3
Agribusiness	12.9	29.8	45.5	32.3
Total revenue	$94.8	$146.7	$153.4	$165.1
Operating profit (loss)
Real Estate:
Leasing	$11.8	$12.0	$12.1	$11.6
Development and Sales[4]	52.3	7.8	11.4	14.2
Less amounts reported in discontinued operations[1]	(56.2)	—	—	—
Materials and Construction	3.4	8.0	5.9	8.6
Agribusiness	3.0	0.4	(7.3)	(7.9)
Total operating profit	14.3	28.2	22.1	26.5
Interest expense	(7.2)	(7.2)	(7.2)	(7.4)
General corporate expenses	(5.2)	(4.3)	(3.9)	(5.2)
Reduction in KRS II carrying value (Notes 5, 12, 14)[2]	—	—	(15.1)	0.4
Income (loss) from continuing operations before income taxes	1.9	16.7	(4.1)	14.3
Income tax expense (benefit)	0.8	6.5	(14.9)	6.2
Income from continuing operations	1.1	10.2	10.8	8.1
Income from discontinued operations (net of income taxes)	34.3	—	—	—
Net income	35.4	10.2	10.8	8.1
Income attributable to noncontrolling interest	(0.4)	(1.0)	(0.6)	(1.1)
Net income attributable to A&B shareholders	$35.0	$9.2	$10.2	$7.0

Earnings per share attributable to A&B shareholders:
Basic	$0.72	$0.19	$0.21	$0.14
Diluted	$0.71	$0.19	$0.21	$0.14
Weighted average shares:
Basic	48.7	48.7	48.8	48.8
Diluted	49.2	49.3	49.3	49.3

[1]	Amounts recast to reflect discontinued operations.

[2]
Represents a non-cash reduction in the carrying value of a $23.8 million tax equity investment in a 12-megawatt solar farm on Kauai (KRS II) that was made in July 2014. Tax benefits associated with the KRS II investment are accompanied by non-cash reductions of the investment's carrying value.

[3]
2015 amounts represent the sales of an office building in Washington in December 2015, a Colorado retail property in March 2015 and a Texas office building in May 2015 that are classified as cost of sales and development in the Consolidated Statement of Income, but reflected as revenue for segment reporting purposes.

[4]	The Real Estate Development and Sales segment includes approximately $30.2 million and $2.0 million in equity in earnings from its various real estate joint ventures for 2015 and 2014, respectively.

[5]	Costs related to the cessation of HC&S sugar operation.

[6]
The Company deducted $1.3 million and $1.8 million of undistributed earnings allocated to redeemable noncontrolling interests from "net income (loss) attributable to A&B shareholders" in calculating "Earnings (loss) per share attributable to A&B shareholders" for each of the three months ended September 30 and December 31, 2015, respectively.

20. SUBSEQUENT EVENT
On January 26, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock, which will be paid on March 3, 2016 to shareholders of record as of February 8, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
A. Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

(b)    Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 29, 2016

(c)    Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except for the remediation of the previously identified material weakness described below.
(d)    Remediation of Previously Disclosed Material Weakness in Internal Control Over Financial Reporting
As previously disclosed in the Company's 2014 Form 10-K, management concluded that its internal control over financial reporting was not effective as of December 31, 2014 due to a material weakness in the design of the Company's internal controls over the accounting for deferred income taxes. In response to the identified control issue, the Company enhanced its review and related controls over the reconciliation of deferred income taxes through a combination of the following actions, all of which have been completed as of December 31, 2015:

•
Design and implement additional controls over the accounting for deferred income taxes: The Company designed and implemented additional accounting process and internal control procedures related to the accounting for deferred income taxes, such as an improved tax provision model, additional reconciliations, and enhanced review of deferred income tax balances.

•
Recruit additional qualified personnel and retain outside consultants to identify and assist with implementation of enhanced tax accounting processes and related internal control procedures: The Company retained external consultants to assist the Company in developing revised control processes and procedures related to the accounting for deferred income taxes, which were implemented during 2015. The Company has also hired additional qualified personnel, including a tax manager.

•
Provide additional training and education for tax and accounting staff: The Company's tax and accounting staff received additional training and education during 2015, and the Company will continue to support the professional training on an ongoing basis.

Management and the Company’s Board of Directors are committed to maintaining a strong internal control environment. With full implementation and testing of the design and operating effectiveness of the newly implemented and enhanced controls, the actions described above successfully remediated the material weakness in the Company's internal control over financial reporting. The Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective, and management concluded that the Company's internal control over financial reporting were effective as of December 31, 2015.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.    Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2016 Annual Meeting of Shareholders (“A&B’s 2016 Proxy Statement”), which section is incorporated herein by reference.
B.    Executive Officers
The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of February 15, 2016, and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Exchange Act by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2016 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the

Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2016 Proxy Statement, which subsections are incorporated herein by reference.
References herein to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its reorganization into Alexander & Baldwin Holdings, Inc.
Christopher J. Benjamin (52)
Chief Executive Officer of A&B, 1/16-present; President of A&B, 6/12-present; Chief Operating Officer of A&B, 6/12-12/15; President of Land Group, 9/11-6/12; President of A&B Properties, Inc. ("ABP"), 9/11-8/15; Senior Vice President of A&B Predecessor, 7/05-8/11; Chief Financial Officer of A&B Predecessor, 2/04-8/11; Treasurer of A&B Predecessor, 5/06-8/11; Plantation General Manager, Hawaiian Commercial & Sugar Company, 3/09-3/11; first joined A&B Predecessor in 2001.
Meredith J. Ching (59)
Senior Vice President (Government & Community Relations) of A&B, 6/12-present; Senior Vice President (Government & Community Relations) of A&B Predecessor, 6/07-6/12; Vice President of A&B Predecessor, 10/92-6/07; first joined A&B Predecessor in 1982.
Nelson N. S. Chun (63)
Senior Vice President and Chief Legal Officer of A&B, 6/12-present; Senior Vice President and Chief Legal Officer of A&B Predecessor, 7/05-6/12; Vice President and General Counsel of A&B Predecessor, 11/03-6/05; first joined A&B Predecessor in 2003.
Paul K. Ito (45)
Senior Vice President, Chief Financial Officer and Treasurer of A&B, 6/12-present; Controller of A&B 6/12-8/15; Vice President of A&B Predecessor, 4/07-6/12; Controller of A&B Predecessor, 5/06-6/12; Director, Internal Audit of A&B Predecessor, 4/05-4/06; first joined A&B Predecessor in 2005.
Stanley M. Kuriyama (62)
Chairman of A&B, 1/16-present; Chairman and Chief Executive Officer of A&B, 6/12-12/15; Chief Executive Officer of A&B Predecessor, 1/10-6/12; President of A&B Predecessor, 10/08-6/12; President and Chief Executive Officer, A&B Land Group, 7/05-9/08; Chief Executive Officer and Vice Chairman of ABP, 12/99-9/08; first joined A&B Predecessor in 1992.
George M. Morvis (48)
Vice President (Corporate Development) of A&B 6/12-present; Vice President (Corporate Development) of A&B Predecessor 1/12-6/12; Managing Director of Financial Shares Corporation, 10/94-1/12; joined A&B Predecessor in 2012.
Lance K. Parker (42)
President of ABP, 9/15-present; Senior Vice President of ABP, 6/13-8/15; Vice President of ABP, 7/07-6/13; first joined A&B Predecessor in 2004.

C.    Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2016 Proxy Statement, which section is incorporated herein by reference.
D.    Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2016 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2016 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2016 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2016 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2016 Proxy Statement, which section is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.    Financial Statements
The financial statements are set forth in Item 8 of Part II above.

B.    Financial Statement Schedules

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

Alexander & Baldwin, Inc. and Subsidiaries
December 31, 2015

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Real Estate Leasing Segment
Industrial:
Kailua Industrial/Other (HI)	$—	$10.5	$2.0	$0.1	$—	$10.5	$2.1	$12.6	$(0.1)	Various	2013
Kaka'ako Commerce Center (HI)	—	16.9	20.6	0.1	—	16.9	20.7	37.6	(0.5)	1969	2014
Komohana Industrial Park (HI)	—	25.2	10.8	0.4	—	25.2	11.2	36.4	(1.7)	1990	2010
P&L Warehouse (HI)	—	—	—	1.2	—	—	1.2	1.2	(0.6)	1970	1970
Port Allen (HI)	—	—	0.7	1.9	—	—	2.6	2.6	(1.9)	1985, 1993	1983-1993
Waipio Industrial (HI)	—	19.6	7.7	0.2	—	19.6	7.9	27.5	(1.5)	1988, 1989	2009
Midstate Hayes (CA)	8.2	2.7	29.6	1.2	—	2.7	30.8	33.5	(6.1)	2002-2008	2008
Sparks Business Center (NV)	—	3.2	17.2	3.0	—	3.2	20.2	23.4	(7.9)	1996-1998	2002

Office:
Judd Building (HI)	—	1.0	2.1	1.9	—	1.0	4.0	5.0	(1.5)	1898, 1979	2000
Kahului Office Building (HI)	—	1.0	0.4	5.9	—	1.0	6.3	7.3	(7.0)	1974	1989
Kahului Office Center (HI)	—	—	—	5.7	—	—	5.7	5.7	(3.5)	1991	1991
Lono Center (HI)	—	—	1.4	1.2	—	—	2.6	2.6	(1.3)	1973	1991
Maui Clinic Building (HI)	—	—	—	0.5	—	—	0.5	0.5	(0.1)	1958	2013
Mililani South (HI)	—	7.0	3.5	5.2	—	7.0	8.7	15.7	(0.4)	1992, 2006	2012
Stangenwald Building (HI)	—	1.8	1.0	1.3	—	1.8	2.3	4.1	(0.9)	1901, 1980	1996
1800 and 1820 Preston Park (TX)	—	4.5	19.9	5.0	—	4.5	24.9	29.4	(6.9)	1997, 1998	2006
2868 Prospect Park (CA)	—	2.9	18.1	9.5	—	2.9	27.6	30.5	(13.7)	1998	1998
2890 Gateway Oaks (CA)	—	1.7	10.8	1.7	—	1.7	12.5	14.2	(3.3)	1999	2006
Concorde Commerce Center (AZ)	—	3.9	20.9	6.0	—	3.9	26.9	30.8	(6.6)	1998	2006
Deer Valley Financial Center (AZ)	—	3.4	19.2	3.4	—	3.4	22.6	26.0	(6.9)	2001	2005
Ninigret Office X and XI (TX)	—	3.1	17.7	4.6	—	3.1	22.3	25.4	(7.0)	1999, 2002	2006

Retail:
Gateway at Mililani Mauka (HI)	—	7.3	4.7	5.2	—	7.3	9.9	17.2	(0.5)	2006, 2013	2011
Kahului Shopping Center (HI)	—	—	—	2.7	—	—	2.7	2.7	(1.5)	1951	1951
Kailua Grocery Anchored (HI)	11.0	77.9	56.0	0.7	—	77.9	56.7	134.6	(3.3)	Various	2013-2015
Kailua Retail Other (HI)	—	29.6	26.7	1.4	—	29.6	28.1	57.7	(1.8)	Various	2013
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	1.9	—	—	15.3	15.3	(5.5)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	1.3	—	2.7	11.9	14.6	(3.8)	2004	2002
Lahaina Square (HI)	—	4.6	3.7	0.4	—	4.6	4.1	8.7	(0.6)	1973	2010
Lanihau Marketplace (HI)	—	9.4	13.2	1.4	—	9.4	14.6	24.0	(2.1)	1987	2010
Napili Plaza (HI)	—	9.4	8.0	0.5	—	9.4	8.5	17.9	(0.9)	1991	2003, 2013
Pearl Highlands Center (HI)	91.9	43.4	96.2	1.8	—	43.4	98.0	141.4	(6.8)	1993	2013
Port Allen Marina Ctr. (HI)	—	—	3.4	1.1	—	—	4.5	4.5	(1.9)	2002	1971
The Shops at Kukui'ula (HI)	37.0	8.9	30.1	1.9	—	8.9	32.0	40.9	(2.1)	2009	2013
Waianae Mall (HI)	—	17.4	10.1	4.2	—	17.4	14.3	31.7	(1.1)	1975	2013
Waipio Shopping Center (HI)	—	24.0	7.6	0.4	—	24.0	8.0	32.0	(1.4)	1986-2004	2009
Little Cottonwood Center (UT)	—	12.2	9.1	1.0	—	12.2	10.1	22.3	(1.6)	1998-2008	2010
Royal MacArthur Center (TX)	—	3.5	10.1	1.7	—	3.5	11.8	15.3	(2.9)	2006	2007

Other:
Oahu ground leases (HI)	—	164.2	0.6	—	—	164.2	0.6	164.8	—		2013
Other miscellaneous investments	—	17.9	1.3	12.2	—	17.9	13.5	31.4	(10.8)

Total	$148.1	$540.8	$508.4	$99.8	$—	$540.8	$608.2	$1,149.0	$(128.0)

Total for Hawaii	$139.9	$499.7	$335.8	$62.7	$—	$499.7	$398.5	$898.2	$(65.1)
Total for U.S. Mainland	8.2	41.1	172.6	37.1	—	41.1	209.7	250.8	(62.9)
Grand Total	$148.1	$540.8	$508.4	$99.8	$—	$540.8	$608.2	$1,149.0	$(128.0)

Description (amounts in millions)	Encumbrances	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation
Real Estate Development and Sales Segment
Aina ‘O Kane	$—	$—	$—	$1.2	$—	$—	$1.2	$1.2	$—
Brydeswood	—	—	—	2.6	—	—	2.6	$2.6	—
Grove Ranch	—	—	—	1.5	—	—	1.5	$1.5	—
Haliimaile	—	—	—	1.0	—	—	1.0	$1.0	—
Kahala Portfolio	8.2	49.7	—	1.5	—	49.7	1.5	$51.2	—
Kamalani	—	—	—	3.1	—	—	3.1	$3.1	—
Kahului Town Center	—	—	—	2.3	—	—	2.3	$2.3	—
Kai 'Olino	—	—	—	11.3	—	—	11.3	$11.3	—
Maui Business Park II	—	—	—	44.7	—	—	44.7	$44.7	—
Wailea B-1	—	4.6	—	—	—	4.6	—	$4.6	—
Wailea B-II	—	3.3	—	—	—	3.3	—	$3.3	—
Wailea MF-6	—	5.8	—	—	—	5.8	—	$5.8	—
Wailea MF-7	—	2.9	—	5.9	—	2.9	5.9	$8.8	—
Wailea SF-8	—	1.3	—	—	—	1.3	—	$1.3	—
Wailea MF-10	—	2.0	—	1.9	—	2.0	1.9	$3.9	—
Wailea MF-16	—	2.7	—	—	—	2.7	—	$2.7	—
The Ridge at Wailea (MF-19)	—	1.7	—	6.2	—	1.7	6.2	$7.9	—
Wailea, other	—	15.3	—	1.5	—	15.3	1.5	$16.8	—
Waiale Community	—	—	—	1.7	—	—	1.7	$1.7	—
Other Maui landholdings	—	2.2	—	4.2	—	2.2	4.2	$6.4	—
Other Kauai landholdings	—	—	—	1.4	—	—	1.4	$1.4	—
Total	$8.2	$91.5	$—	$92.0	$—	$91.5	$92.0	$183.5	$—

(1)	See Note 8 to consolidated financial statements.

(2)
The aggregate tax basis, as of December 31, 2015, for the Real Estate Leasing segment and Real Estate Development and Sales segment assets was approximately $575.4 million, including the outside tax basis of consolidated joint venture investments.

(3)	Depreciation is computed based upon the following estimated useful lives:

Building and improvements:    10 – 40 years
Leasehold improvements:        5 – 10 years (lesser of useful life or lease term)

Reconciliation of Real Estate (in millions)	2015	2014	2013
Balance at beginning of year	$1,397.1	$1,402.1	$1,022.0
Additions and improvements	32.2	57.0	758.5
Dispositions, retirements and other adjustments	(96.8)	(62.0)	(378.4)
Balance at end of year	$1,332.5	$1,397.1	$1,402.1

Reconciliation of Accumulated Depreciation (in millions)	2015	2014	2013
Balance at beginning of year	$120.5	$116.9	$133.8
Depreciation expense	20.5	19.2	19.5
Dispositions, retirements and other adjustments	(13.0)	(15.6)	(36.4)
Balance at end of year	$128.0	$120.5	$116.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company's internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 29, 2016; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 29, 2016

C.    Exhibits Required by Item 601 of Regulation S-K
Exhibits not filed herewith are incorporated by reference to the exhibit number and previous filing shown in parentheses. All previous exhibits were filed with the Securities and Exchange Commission in Washington, D.C. Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 001-34187. Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 per page by writing to Alyson J. Nakamura, Corporate Secretary, Alexander & Baldwin, Inc., P. O. Box 3440, Honolulu, Hawaii 96801.
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
(vi)  Amendment to Contract for the Delivery and Sale of Raw Sugar, dated December 24, 2012, by and between Hawaiian Sugar & Transportation Cooperative and C&H Sugar Company, Inc. (Exhibit 10.a.(vi) to Form 10‑K for the year ended December 31, 2014).
(vii)  Amendment to Contract for the Delivery and Sale of Raw Sugar, dated September 10, 2014, by and between Hawaiian Sugar & Transportation Cooperative and C&H Sugar Company, Inc. (Exhibit 10.a.(vii) to Form 10‑K for the year ended December 31, 2014).

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
(xvi)  First Amendment to Credit Agreement, dated December 18, 2013, by and among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, Inc., A&B II, LLC, Bank of America, N.A., and First Hawaiian Bank (Exhibit 10.a.(xvi) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended March 31, 2015).
(xvii)  Amended and Restated Credit Agreement, dated December 10, 2015, among Alexander & Baldwin, LLC, Grace Pacific LLC, Bank of America N.A., and other lenders party thereto.

(xviii)  Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of June 4, 2012 (Exhibit 10.1 to Form 8-K, dated June 4, 2012).
(xix)  Modification to Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of September 27, 2013 (Exhibit 10.a.(xviii) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2013).
(xx)  Second Amended and Restated Note Purchase and Private Shelf Agreement, dated December 10, 2015, among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc.

(xxi) Limited Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.1 to Form 8-K, dated December 4, 2012).

(xxii)  Completion Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.2 to Form 8-K, dated December 4, 2012).
(xxiii)  Note and Mortgage Assumption Agreement, dated January 15, 2013, among U.S. Bank National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, TNP SRT Waianae Mall, LLC, and A&B Waianae LLC (Exhibit 10.a.(xx) to Form 10‑K for the year ended December 31, 2012).
(xxiv)  Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013 (Exhibit 10.a.(xxii) to Form 10-Q for the quarter ended September 30, 2013).
(xxv)  Promissory Note between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated December 1, 2014 (Exhibit (10.1 to Form 8-K, dated December 1, 2014).
(xxvi)  Mortgage and Security Agreement between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated December 1, 2014 (Exhibit 10.2 to Form 8-K, dated December 1, 2014).
(xxvii)  Form of Lock-Up Agreement by and among Alexander & Baldwin, Inc., A&B II, LLC and the shareholder, dated June 6, 2013 (incorporated by reference to Exhibit 10.2 to Form S-4 filed July 5, 2013).
(xxviii)  Purchase and Sale Agreement and Joint Escrow Instructions, dated October 18, 2013, between Castle Family LLC, Castle 1974 LLC, Castle Residuary LLC, and Castle Kaopa LLC, on one hand, and Alexander & Baldwin, Inc., on the other (Exhibit 10.1 to Form 8-K, dated November 19, 2013).
(xxix)  First Amendment of Purchase and Sale Agreement and Joint Escrow Instructions, dated November 18, 2013, between Castle Family LLC, Castle 1974 LLC, Castle Residuary LLC, and Castle Kaopa LLC, on one hand, and Alexander & Baldwin, Inc., on the other (Exhibit 10.2 to Form 8-K, dated November 19, 2013).
(xxx)  Purchase and Sale Agreement and Joint Escrow Instructions, dated October 18, 2013, between Harold K. L Castle Foundation and Alexander & Baldwin, Inc. (Exhibit 10.3 to Form 8-K, dated November 19, 2013).
(xxxi)  First Amendment of Purchase and Sale Agreement and Joint Escrow Instructions, dated November 18, 2013, between Harold K. L Castle Foundation and Alexander & Baldwin, Inc. (Exhibit 10.4 to Form 8‑K, dated November 19, 2013).
(xxxii)  Term Loan Agreement among Kukui`ula Village LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxviii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxxiii)  Real Estate Term Loan Agreement among Kukui`ula Village LLC, Kukui`ula Development Company (Hawaii), LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxix) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
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
(xvii)  Form of Notice of Award of Performance Share Units (Exhibit 10.2 to Form 8-K, dated January 28, 2013).

(xviii)  Form of Performance Share Unit Award Agreement (Exhibit 10.1 to Form 8-K, dated January 28, 2013).

(xix)  Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xix) to Form 10-K for the year ended December 31, 2014).

(xx)  Form of Performance Share Unit Award Agreement (Exhibit 10.b.1.(xx) to Form 10-K for the year ended December 31, 2014).

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
(xxx)  Letter Agreement, dated October 22, 2009, between Alexander & Baldwin, Inc. and W. Allen Doane (incorporated by reference to Exhibit 10.b.1.(lxxii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2009).
(xxxi) Independent Contractor Agreement, dated January 1, 2016, between Grace Pacific LLC and David C. Hulihee.
*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.
21. Subsidiaries.
21. Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2016.
23. Consent
23.1 Consent of Deloitte & Touche LLP dated February 29, 2016.
23.2 Consent of KKDLY LLC dated February 29, 2016.
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
95. Mine Safety Disclosure.
99.1 Financial Statements of Kewalo Development LLC as of and for the years ended December 31, 2015 and 2014.
99.2 Financial Statements of Kewalo Development LLC as of and for the year ended December 31, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: February 29, 2016	By: /s/ Christopher J. Benjamin
Christopher J. Benjamin, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley M. Kuriyama	Chairman of the Board	February 29, 2016
Stanley M. Kuriyama

/s/ Christopher J. Benjamin	President, Chief Executive	February 29, 2016
Christopher J. Benjamin	Officer, and Director

/s/ Paul K. Ito	Senior Vice President,	February 29, 2016
Paul K. Ito	Chief Financial Officer and Treasurer

/s/ W. Allen Doane	Director	February 29, 2016
W. Allen Doane

/s/ Robert S. Harrison	Director	February 29, 2016
Robert S. Harrison

/s/ David C. Hulihee	Director	February 29, 2016
David C. Hulihee

/s/ Charles G. King	Lead Director	February 29, 2016
Charles G. King

/s/ Douglas M. Pasquale	Director	February 29, 2016
Douglas M. Pasquale

/s/ Michele K. Saito	Director	February 29, 2016
Michele K. Saito

/s/ Jenai S. Wall	Director	February 29, 2016
Jenai S. Wall

/s/ Eric K. Yeaman	Director	February 29, 2016
Eric K. Yeaman

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in this Registration Statement No. 333-182419 on Form S-8 of our reports relating to the consolidated financial statements and financial statement schedule of Alexander & Baldwin, Inc. and the effectiveness of Alexander & Baldwin, Inc.'s internal control over financial reporting dated February 29, 2016, appearing in the Annual Report on Form 10-K of Alexander & Baldwin, Inc. for the year ended December 31, 2015.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 29, 2016