Form 10-Q
period 2016-03-31
Alexander & Baldwin, Inc.
filed 2016-05-06
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2016:     48,982,235

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions, except per share amounts) (Unaudited)

	Quarter Ended March 31,

	2016	2015
Operating Revenue:
Real estate leasing	$34.8	$32.7
Real estate development and sales	0.3	32.2
Materials and construction	50.7	56.9
Agribusiness	23.0	28.9
Total operating revenue	108.8	150.7
Operating Costs and Expenses:
Cost of real estate leasing	20.7	19.6
Cost of real estate development and sales	0.1	21.3
Cost of construction contracts and materials	39.4	45.8
Cost of agribusiness revenue	21.7	26.8
Selling, general and administrative	16.6	14.6
HC&S cessation costs	15.5	—
Gain on the sale of improved property	—	(1.9)
Total operating costs and expenses	114.0	126.2
Operating Income (Loss)	(5.2)	24.5
Other Income and (Expense):
Income related to joint ventures	2.1	24.0
Reduction in KRS II carrying value	—	(0.1)
Interest income and other	0.3	0.2
Interest expense	(6.9)	(7.1)
Income (Loss) Before Income Taxes	(9.7)	41.5
Income tax expense (benefit)	(2.7)	15.6
Net Income (Loss)	(7.0)	25.9
Income attributable to noncontrolling interest	(0.5)	(0.6)
Net Income (Loss) Attributable to A&B Shareholders	$(7.5)	$25.3

Earnings (Loss) Per Share (Note 4):
Basic - Net income (loss) available to A&B shareholders	$(0.15)	$0.52
Diluted - Net income (loss) available to A&B shareholders	$(0.15)	$0.51

Weighted Average Number of Shares Outstanding:
Basic	48.9	48.8
Diluted	48.9	49.3

Cash dividends per share	$0.06	$0.05

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions) (Unaudited)

	Quarter Ended March 31,

	2016	2015
Net Income (Loss)	$(7.0)	$25.9
Other Comprehensive Income:
Defined benefit pension plans:
Amortization of prior service credit included in net periodic pension cost	(0.3)	(0.3)
Amortization of net loss included in net periodic pension cost	1.8	1.1
Income taxes related to other comprehensive income	(0.5)	(0.3)
Other Comprehensive Income	1.0	0.5
Comprehensive Income (Loss)	$(6.0)	$26.4
Comprehensive income attributable to noncontrolling interest	(0.5)	(0.6)
Comprehensive income (loss) attributable to A&B shareholders	$(6.5)	$25.8

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$3.5	$1.3
Accounts and other notes receivable, net	38.0	38.6
Contracts retention	12.1	11.5
Costs and estimated earnings in excess of billings on uncompleted contracts	14.3	16.3
Inventories	63.7	55.9
Income tax receivable	11.6	14.0
Prepaid expenses and other assets	14.7	14.9
Total current assets	157.9	152.5
Investments in Affiliates	422.7	416.4
Real Estate Developments	184.9	183.5
Property – net	1,337.1	1,269.4
Intangible Assets - net	60.4	54.4
Goodwill	102.3	102.3
Other Assets	53.7	63.8
Total assets	$2,319.0	$2,242.3
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$91.9	$90.4
Accounts payable	28.8	35.5
Billings in excess of costs and estimated earnings on uncompleted contracts	2.6	2.6
Accrued interest	3.7	5.5
Deferred revenue	1.9	0.1
Indemnity holdback related to Grace acquisition	9.3	9.3
HC&S cessation related liabilities - current	14.6	6.4
Accrued and other liabilities	33.4	34.9
Total current liabilities	186.2	184.7
Long-term Liabilities:
Long-term debt	591.8	496.6
Deferred income taxes	197.7	202.1
Accrued pension and postretirement benefits	59.5	59.7
Other non-current liabilities	52.3	60.5
Total long-term liabilities	901.3	818.9
Commitments and Contingencies (Note 3)
Redeemable Noncontrolling Interest	11.6	11.6
Equity:
Common stock	1,153.8	1,151.7
Accumulated other comprehensive loss	(44.3)	(45.3)
Retained earnings	106.8	117.2
Total A&B Shareholders' equity	1,216.3	1,223.6
Noncontrolling interest	3.6	3.5
Total equity	1,219.9	1,227.1
Total liabilities and equity	$2,319.0	$2,242.3

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:	$5.5	$26.8
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(92.1)	(8.6)
Capital expenditures related to 1031 commercial property transactions	(6.3)	—
Proceeds from disposal of property and other assets	—	5.1
Proceeds from disposals related to 1031 commercial property transactions	—	4.6
Payments for purchases of investments in affiliates	(5.4)	(11.1)
Proceeds from investments in affiliates	0.3	33.4
Change in restricted cash associated with 1031 transactions	6.3	—
Net cash provided by (used in) investing activities	(97.2)	23.4
Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	122.0	20.0
Payments of long-term debt and deferred financing costs	(22.6)	(68.5)
Borrowings (payments) under line-of-credit, net	(2.9)	3.3
Dividends paid	(2.9)	(2.5)
Distributions to non-controlling interest	(0.5)	(1.1)
(Repurchase) proceeds from issuance of capital stock and other, net	0.8	(0.8)
Net cash provided by (used in) financing activities	93.9	(49.6)
Cash and Cash Equivalents:
Net increase for the period	2.2	0.6
Balance, beginning of period	1.3	2.8
Balance, end of period	$3.5	$3.4

Other Cash Flow Information:
Interest paid	$8.6	$9.7
Other Non-cash Information:
Capital expenditures included in accounts payable and accrued expenses	$4.5	$4.2

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2016 and 2015
(In millions) (Unaudited)

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, December 31, 2014	48.8	$1,147.3	$(44.4)	$101.0	$10.9	$1,214.8	$—
Net income				25.3	0.6	25.9	—
Other comprehensive income, net of tax			0.5			0.5
Dividends paid on common stock ($0.05 per share)				(2.5)		(2.5)
Share-based compensation		1.2				1.2
Shares issued or repurchased, net	—	(0.9)		—		(0.9)
Balance, March 31, 2015	48.8	$1,147.6	$(43.9)	$123.8	$11.5	$1,239.0	$—

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, December 31, 2015	48.9	$1,151.7	$(45.3)	$117.2	$3.5	$1,227.1	$11.6
Net (loss) income				(7.5)	0.1	(7.4)	0.4
Other comprehensive income, net of tax			1.0			1.0
Dividends paid on common stock ($0.06 per share)				(3.0)		(3.0)
Distributions to noncontrolling interest						—	(0.1)
Adjustments to redemption value of redeemable noncontrolling interest				0.3		0.3	(0.3)
Share-based compensation		1.1				1.1
Shares issued or repurchased, net	0.1	1.0		(0.2)		0.8
Balance, March 31, 2016	49.0	$1,153.8	$(44.3)	$106.8	$3.6	$1,219.9	$11.6

See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS

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

Agribusiness:  The Agribusiness segment produces bulk raw sugar, specialty food grade sugars and molasses; provides general trucking services, equipment maintenance and repair services; leases agricultural land to third parties; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations. On December 31, 2015, the Company determined it would cease its Hawaiian Commercial & Sugar Company ("HC&S") sugar operations on Maui upon completion of its final harvest in 2016. See Note 13, "Cessation of HC&S Operations" ("Cessation") for further discussion regarding the Cessation and the related costs associated with such exit and disposal activities.

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

2.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015 and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission.

Rounding. Amounts in the condensed consolidated financial statements and notes are rounded to the nearest tenth of a million, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

New Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2016. The impact of adopting the above guidance as of December 31, 2015 was as follows:

	Other assets	Total assets	Long-term debt	Total liabilities and equity
Previously reported	$65.0	$2,243.5	$497.8	$2,243.5
Debt Issuance Costs	(1.2)	(1.2)	(1.2)	(1.2)
Current presentation	$63.8	$2,242.3	$496.6	$2,242.3

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3.	COMMITMENTS AND CONTINGENCIES

    Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 9 of the Company’s 2015 Form 10-K, included the following (in millions) as of March 31, 2016:

Standby letters of credit[1]	$11.8
Bonds related to real estate and construction[2]	$403.6

1    Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities, and relate primarily to the Company’s real estate activities. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit has been drawn upon to date, and the Company believes it is unlikely that any of these letters of credit will be drawn upon.

2    Represents bonds related to construction and real estate activities in Hawaii. Approximately $380.9 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

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

Other than the above items and those described in the Company's 2015 Form 10-K, obligations of the Company’s non-consolidated joint ventures do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.

Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by Hawaiian Commercial & Sugar Company (“HC&S”), a division of A&B that produces raw sugar. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the "4/10/15 Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to re-affirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by one of the three parties. In January 2016, the court in the 4/10/15 Lawsuit ruled that the renewals were not subject to the EA requirement but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to take an immediate appeal of this ruling. On April 5, 2016, a party in the contested case on A&B's request for a long-term lease filed a motion for denial of the request. The BLNR has not yet set a schedule for briefing and oral argument on the motion. On April 14, 2016, the BLNR issued an order directing A&B to commence the environmental review process in support of its application for a long-term water lease.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawaii Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Commission then authorized the appointment of a hearings officer for the contested case hearing and expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams in 23 hydrologic units. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015. On January 15, 2016, the Commission-appointed hearings officer issued his recommended decision on the petitions. The recommended decision would restore water to streams in 11 of the 23 hydrologic units. Based on the announced closure of HC&S, the commission has ordered the re-opening of the evidentiary portion of the hearing to address changes in the water needs of HC&S. A decision from the Commission on the scope of the re-opened evidentiary hearing is pending. The Commission is not expected to issue a final decision on the petitions until at least the fourth quarter of 2016. In light of the announced closure, on April 20, 2016, the Company announced its decision to fully and permanently restore 7 priority taro streams in East Maui, and to continue to participate in the East Maui IIFS proceedings to address appropriate restoration of the other streams.

On March 9, 2016, two organizations filed a petition with the Water Commission to return more water to four streams in West Maui in light of the announced closure of HC&S’s sugar operations.  Previously, the parties involved in the petition, including HC&S, had entered into a settlement of a petition filed in 2004 with the Commission to establish IIFS for the four streams on the amount of water to be returned to the streams, and the Water Commission approved the settlement in 2014.  No hearing date has been set by the Commission on this latest petition.

If the Company is not permitted to use sufficient quantities of stream waters, it would have a material adverse effect on the Company's sugar-growing operations in 2016 and the Company's pursuit of a diversified agricultural model in subsequent years.
In January 2013, the Environmental Protection Agency (“EPA”) finalized nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which apply to HC&S's three boilers at the Puunene Sugar Mill. The initial deadline for compliance with the Boiler MACT rule was January 2016, with full compliance required by July 2016. The Company anticipates that the Puunene Mill boilers will meet all applicable compliance deadlines and that the remaining compliance costs will be less than $250,000, based on currently available information. The Company is currently developing strategies for achieving compliance with the new regulations, including identifying required upgrades to boiler and air pollution control instrumentation and developing the complex compliance monitoring approaches necessary to accommodate the facility’s multi-fuel operations. There remains significant uncertainty as to the final requirements of the Boiler MACT rule, pending an EPA response to various petitions for reconsideration and ongoing litigation. Any resulting changes to the Boiler MACT rule could adversely impact the Company’s compliance schedule or cost of compliance.

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

4.	EARNINGS PER SHARE ("EPS")

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

The following table provides a reconciliation of net income (loss) to net income (loss) available to A&B shareholders (in millions):

	Quarter Ended
	March 31,
	2016	2015
Net income (loss)	$(7.0)	$25.9
Less: Income attributable to noncontrolling interest	(0.5)	(0.6)
Net income (loss) attributable to A&B shareholders	(7.5)	25.3
Less: Undistributed earnings allocated from redeemable noncontrolling interests	0.4	—
Net income (loss) available to A&B shareholders	$(7.1)	$25.3

The number of shares used to compute basic and diluted EPS is as follows (in millions):

	Quarter Ended
	March 31,
	2016	2015
Denominator for basic EPS – weighted average shares	48.9	48.8
Effect of dilutive securities:
Employee/director stock options and restricted stock units	—	0.5
Denominator for diluted EPS – weighted average shares	48.9	49.3

During the quarter ended March 31, 2016, anti-dilutive securities totaled 0.3 million shares. There were no anti-dilutive securities outstanding for the quarter ended March 31, 2015.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money market funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at March 31, 2016 was $683.7 million and $690.3 million, respectively, and $587.0 million and $595.8 million at December 31, 2015, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (Level 2).

6.	INVENTORIES

Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.

Inventories at March 31, 2016 and December 31, 2015 were as follows (in millions):

	March 31, 2016	December 31, 2015
Sugar inventories	$11.4	$16.3
Work in process - sugar	15.5	—
Asphalt	11.6	12.8
Processed rock, portland cement, and sand	12.0	12.2
Work in process	3.5	3.7
Retail merchandise	1.6	1.6
Parts, materials and supplies inventories	8.1	9.3
Total	$63.7	$55.9

7.	SHARE-BASED AWARDS

As of March 31, 2016, 1,195,151 shares of the Company’s common stock remained available for future issuance, which is reflective of a 2.7 million share reduction for outstanding equity awards replaced in the separation transaction from Matson, Inc. ("Matson") in 2012. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

The Company does not currently grant stock options under its share-based equity program. The last grant of options occurred in January 2012. Activity in the Company’s equity compensation plan in 2016 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,098.6	$18.81
Exercised	(98.5)	$24.04
Outstanding, March 31, 2016	1,000.1	$18.30	3.5	$18,199
Exercisable, March 31, 2016	1,000.1	$18.30	3.5	$18,199

The following table summarizes non-vested restricted stock unit activity through March 31, 2016 (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2016	271.9	$37.74
Granted	135.3	$29.93
Vested	(56.3)	$38.07
Canceled	(53.3)	$39.19
Outstanding, March 31, 2016	297.6	$33.87

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

The fair value of the Company’s time-based awards is determined using the Company’s stock price on the date of grant. The fair value of the Company’s market-based awards is estimated using the Company’s stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted average assumptions:

	2016 Grants	2015 Grants
Volatility of A&B common stock	26.3%	29.5%
Average volatility of peer companies	27.7%	34.2%
Risk-free interest rate	1.1%	0.7%

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended
	March 31,
	2016	2015
Share-based compensation expense (net of estimated forfeitures):
Restricted stock units	$1.1	$1.2
Total share-based expense	1.1	1.2
Total recognized tax benefit	(0.3)	(0.3)
Share-based compensation expense (net of tax)	$0.8	$0.9

8.	RELATED PARTY TRANSA CTIONS

Construction Contracts and Material Sales. The Company has contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates totaled approximately $2.1 million and $6.2 million for the quarters ended March 31, 2016 and 2015, respectively. Receivables from these affiliates were $1.6 million and $3.0 million at March 31, 2016 and 2015, respectively. Amounts due to these affiliates were $0.5 million and $0.2 million at March 31, 2016 and 2015, respectively.

Real Estate Leasing and Development. The Company has contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are owned by a director of the Company. Revenues earned from these transactions were immaterial for each of the quarters ended March 31, 2016 and 2015. Receivables from these affiliates were immaterial as of March 31, 2016 and 2015.
During the quarter ended March 31, 2016, the Company recorded developer fee revenues of approximately $0.2 million related to management and administrative services provided to certain unconsolidated investments in affiliates. Developer fee revenues recorded for the quarter ended March 31, 2015 were $0.6 million.

9.	EMPLOYEE BENEFIT PLANS

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

The components of net periodic benefit cost recorded for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Service cost	$0.8	$0.8	$—	$—
Interest cost	2.3	2.3	0.1	0.2
Expected return on plan assets	(2.5)	(2.7)	—	—
Curtailment	(0.2)	—	—	—
Amortization of prior service credit	(0.3)	(0.2)	—	—
Amortization of net loss	1.8	1.0	—	0.1
Net periodic benefit cost	$1.9	$1.2	$0.1	$0.3

10.	ACQUISITIONS

Manoa Marketplace Acquisition. The Company applies the provisions of FASB ASC Topic No. 805, Business Combinations, ("ASC 805") to acquisitions. Under ASC 805, assets acquired and liabilities assumed are recorded at fair value. The excess of the purchase price over the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The fair values of assets acquired and liabilities assumed are determined through the market, income or cost approaches, and the valuation approach is generally based on the specific characteristics of the asset or liability. Under the market approach, value is estimated using information from transactions in which other participants in the market have paid for reasonably similar assets that have been sold within a reasonable period from the valuation date. Adjustments are made to compensate for differences between reasonably similar assets and the item being valued. Under the income approach, the future cash flows expected to be received over the life of the asset, taking into account a variety of factors, such as long-term growth rates and the amount and timing of cash flows, are discounted to present value using a rate of return that accounts for the time value of money and investment risk factors. Under the cost approach, the Company estimates the cost to replace the asset with a new asset taking into consideration a variety of factors such as age, physical condition, functional obsolescence and economic obsolescence. The fair value of liabilities assumed is calculated as the net present value of estimated payments using prevailing market interest rates for liabilities with similar credit risk and terms.

On January 29, 2016 the Company consummated the purchase of the leasehold and leased fee interests in Manoa Marketplace, a multi-tenant neighborhood shopping center in Honolulu for $82.4 million.

The allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Assets acquired:
Land	$40.5
Building	36.8
In-place leases	7.0
Favorable leases	1.3
Total assets acquired	85.6

Total liabilities assumed	3.2

Net assets acquired	$82.4

The finite-lived intangible assets related to in-place leases and favorable leases are amortized over their respective lease terms. As of March 31, 2016, the weighted-average remaining lives of the in-place leases and favorable leases were approximately 5 and 3 years, respectively.

In connection with the Manoa Marketplace transaction, the Company incurred approximately $1.1 million of acquisition-related expenses during the quarter ended March 31, 2016. The costs are included in selling, general and administrative costs in the accompanying condensed consolidated statements of operations and are reported in the Development and Sales segment for segment reporting purposes.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2016 were as follows (in millions, net of tax):

Pension and Postretirement Plans
Three Months Ended March 31, 2016
Beginning balance	$(45.3)
Amounts reclassified from accumulated other comprehensive income, net of tax	1.0
Ending balance	$(44.3)

The reclassifications of other comprehensive income components out of accumulated other comprehensive loss for the quarter ended March 31, 2016 and 2015 were as follows (in millions):

	Quarter Ended March 31,
Details about Other Comprehensive Income Components	2016	2015
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	$1.8	$1.1
Prior service credit*	(0.3)	(0.3)
Total before income tax	1.5	0.8
Income taxes	(0.5)	(0.3)
Other comprehensive income net of tax	$1.0	$0.5

*     These other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

12.	INCOME TAXES

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the condensed consolidated statements of operations or balance sheet.

Subsequent to the separation from Matson, Inc. (formerly "Alexander & Baldwin Holding, Inc.") on June 30, 2012, the Company began reporting as a separate taxpayer. Upon separation, the Company's unrecognized tax benefits were reflected on Matson Inc.'s ("Matson") financial statements because Matson is considered the successor parent to the former Alexander & Baldwin, Inc. affiliated tax group. In connection with the separation, the Company entered into a Tax Sharing Agreement with Matson. As of March 31, 2016, the Company's liability for the indemnity to Matson in the event the Company's pre-separation unrecognized tax benefits are not realized was $0.1 million. As of March 31, 2016, the Company has not identified any material unrecognized tax positions.

The Company is subject to taxation by the United States and various state and local jurisdictions. As of March 31, 2016, the Company’s tax years 2012, 2013 and 2014 are open to examination by the tax authorities. In addition, tax year 2012, for which the Company was included in the consolidated tax group with Matson, is open to examination by the tax authorities in the Company's material jurisdictions. In addition, the 2011 tax year is also open to examination by California. The 2012 tax return for the Company on a standalone basis and the 2012 tax return for which the Company was included in the consolidated tax group with Matson are currently under examination by the Internal Revenue Service.

13.	CESSATION OF HC&S SUGAR OPERATIONS
In connection with the Cessation, the Company currently projects recording total pre-tax book charges in the range of $112 million to $133 million, which consists of $23 million to $28 million of employee severance and related benefit charges, $69 million to $76 million of asset write-offs and accelerated depreciation, and $20 million to $29 million of property removal, restoration and other exit-related costs. The Company expects that the activities related to the Cessation will be substantially completed by the end of 2016. During the quarter ended March 31, 2016, the Company recorded pre-tax restructuring charges of $15.5 million related to employee severance benefits, accelerated depreciation, and other exit-related costs in connection with the Cessation.
A summary of the pre-tax costs and remaining costs associated with the restructuring is as follows (in millions):

	Charges Recognized During Quarter	Cumulative Amount Recognized as of March 31, 2016	Range of Expected Remaining Cessation Charges		Total
			Low	High	Low	High
Employee severance benefits and related costs	$0.4	$13.8	$9.2	$14.2	$23.0	$28.0
Asset write-offs and accelerated depreciation	14.9	24.1	44.9	51.9	69.0	76.0
Property removal, restoration and other exit-related costs	0.2	0.2	19.8	28.8	20.0	29.0
Total cessation costs	$15.5	$38.1	$73.9	$94.9	$112.0	$133.0
A rollforward of the Cessation-related liabilities during the quarter ended March 31, 2016 is as follows (in millions):

	Employee Severance Benefits and Related Costs	Other Exit Costs[1]	Total
Balance at December 31, 2015	$13.4	$4.1	$17.5
Expense	0.8	0.2	1.0
Cash payments	(1.5)	(0.2)	(1.7)
Change in estimates[2]	(0.4)	—	(0.4)
Balance at March 31, 2016	$12.3	$4.1	$16.4
1 Includes asset retirement obligations of $4.1 million.
2 Changes in estimates primarily relate to voluntary employee attrition which resulted in the forfeiture of severance and related benefits.

The Cessation-related liabilities were included in the accompanying condensed consolidated balance sheets as follows (in millions):

	Classification on Balance Sheet	March 31, 2016	December 31, 2015
Current:
Employee severance benefits and related costs	HC&S Cessation Related Liabilities - Current	$12.3	$5.8
Other exit costs	HC&S Cessation Related Liabilities - Current	2.3	0.6
Total current portion		14.6	6.4
Long-term:
Employee severance benefits and related costs	Other Non-Current Liabilities	—	7.6
Other exit costs	Other Non-Current Liabilities	1.8	3.5
Total long-term portion		1.8	11.1
Total Cessation-related liabilities		$16.4	$17.5
14.INVESTMENT IN AFFILIATES

At March 31, 2016, investments in affiliates consisted of equity investments in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The Company’s operating results include its share of net earnings from its equity method investments. During the quarter ended March 31, 2015, the Company closed the remaining units and completed its Waihonua joint venture project which resulted in $242.3 million of operating revenue and $32.2 million for operating income and net income.

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
As of March 31, 2016, the Company had a gross notional amount of $18.4 million related to interest rate swaps that were assumed in connection with 2013 acquisitions, in which the floating rates were swapped for fixed rates. The table below presents the fair value of derivative financial instruments, which are included in Other non-current liabilities in the condensed consolidated balance sheets (in millions):

	As of March 31,	As of December 31,
	2016	2015
Interest rate swap liability - floating to fixed rate	$2.7	$2.5
The amount of expense the Company recorded in Interest income and other in the condensed consolidated statements of operations for the change in the fair values of the interest rate swaps was not material in 2015 or 2016.

16.	SEGMENT RESULTS

Segment results were as follows (in millions):

	Quarter Ended March 31,

	2016	2015
Revenue:
Real Estate:
Leasing	$34.8	$32.7
Development and sales	0.3	36.5
Reconciling item[1]	—	(4.3)
Materials and construction	50.7	56.9
Agribusiness	23.0	28.9
Total revenue	$108.8	$150.7
Operating Profit (Loss):
Real Estate:
Leasing	$14.1	$13.2
Development and sales	(3.8)	32.0
Materials and construction	8.0	7.2
Agribusiness operations	1.2	1.9
HC&S cessation costs[2]	(15.5)	—
Total operating profit	4.0	54.3
Interest expense	(6.9)	(7.1)
General corporate expenses	(6.8)	(5.6)
Reduction in KRS II carrying value	—	(0.1)
Income (loss) before income taxes	(9.7)	41.5
Income tax expense (benefit)	(2.7)	15.6
Net income (loss)	(7.0)	25.9
Income attributable to noncontrolling interest	(0.5)	(0.6)
Net income (loss) attributable to A&B	$(7.5)	$25.3

[1]
Represents the sales of a Colorado retail property in March 2015 that is classified as "Gain on the sale of improved property" in the Condensed Consolidated Statements of Operations, but reflected as revenue for segment reporting purposes.

[2]	Costs related to the cessation of HC&S sugar operations, see Note 13.

17.	SUBSEQUENT EVENTS

On April 26, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock, which will be paid on June 2, 2016 to shareholders of record as of May 9, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the condensed consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission ("SEC").

FORWARD-LOOKING STATEMENTS

Alexander & Baldwin, Inc. (“A&B” or the “Company”), from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s web sites (including web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in “Risk Factors” of the Company’s 2015 Annual Report on Form 10-K and other filings with the SEC. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three months ended March 31, 2016 and 2015.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the three months ended March 31, 2016 and 2015, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – First quarter of 2016 compared with 2015

	Quarter Ended March 31,
(dollars in millions)	2016	2015	Change
Operating revenue	$108.8	$150.7	(27.8)%
Operating costs and expenses	114.0	126.2	(9.7)%
Operating income (loss)	(5.2)	24.5	NM
Other income (expense)	(4.5)	17.0	NM
Income (loss) before income taxes	(9.7)	41.5	NM
Income tax expense (benefit)	(2.7)	15.6	NM
Net income (loss)	(7.0)	25.9	NM
Income attributable to noncontrolling interest	(0.5)	(0.6)	16.7%
Net income (loss) attributable to A&B	$(7.5)	$25.3	NM

Basic earnings (loss) per share available to A&B	$(0.15)	$0.52	NM
Diluted earnings (loss) per share available to A&B	$(0.15)	$0.51	NM

The Company's consolidated operating revenue decreased $41.9 million, or 27.8 percent, to $108.8 million for the first quarter of 2016 as compared to the first quarter of 2015, reflecting a decline in revenue in each of the Real Estate Development and Sales, Materials and Construction, and Agribusiness segments, offset by an increase in revenue for the Real Estate Leasing segment. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first quarter of 2016 decreased $12.2 million, or 9.7 percent, to $114.0 million compared to the first quarter of 2015. The overall decrease was primarily attributed to the Real Estate Development and Sales and the Material and Construction operating segments, offset by an overall increase in costs for the Agribusiness segment due to the cessation of the HC&S sugar operations. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $(4.5) million in the first quarter of 2016 compared to $17.0 million in the first quarter of 2015, primarily reflecting a reduction of $(21.9) million in earnings from joint ventures due principally to the 2015 closing of unit sales at Waihonua, a high-rise condominium project in Honolulu.

The effective tax rate on income from operations for the first quarter of 2016 was lower compared to the first quarter of 2015 primarily due to the benefit of excluding income from non-controlling interest, state tax credits and the relative impact of other permanent differences between pre-tax GAAP income and taxable income.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

REAL ESTATE INDUSTRY

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

Real Estate Leasing – First quarter of 2016 compared with 2015

	Quarter Ended March 31,
(dollars in millions)	2016	2015	Change
Real estate leasing segment operating revenue	$34.8	$32.7	6.4%
Real estate leasing segment operating costs and expenses	(20.4)	(19.2)	(6.3)%
Selling, general and administrative	(0.5)	(0.5)	—%
Other income	0.2	0.2	—%
Real estate leasing operating profit	$14.1	$13.2	6.8%
Operating profit margin	40.5%	40.4%
Net Operating Income*
Hawaii	$18.5	$16.3	13.5%
Mainland	3.9	4.6	(15.2)%
Total	$22.4	$20.9	7.2%
Leasable Space (million sq. ft.) at period end
Hawaii - improved	2.9	2.6
Mainland - improved	2.2	2.5
Total improved	5.1	5.1
Hawaii urban ground leases (acres)	106	115

*	Refer to page 21 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing revenue for the first quarter of 2016 was $34.8 million, or 6.4 percent, higher than 2015, primarily attributed to higher Hawaii same-store revenue, as well as the impact of commercial properties that were acquired and disposed during the respective periods. "Same-store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.

Operating profit and net operating income ("NOI") for the first quarter of 2016 increased 6.8 percent and 7.2 percent, respectively, as compared to the first quarter of 2015 primarily due to the same factors cited for the revenue increase. Tenant improvement costs and leasing commissions were $2.0 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the quarter ended March 31, 2016 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	93%	93%	93%
Industrial	95%	99%	97%
Office	82%	91%	89%
Total	93%	95%	94%

Leasable space was approximately 5.0 million square feet as of March 31, 2016. The table below identifies sales and acquisitions between April 1, 2015 and March 31, 2016:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
5-15	San Pedro Plaza	171,900	5-15	Aikahi Shopping Center*	98,000
12-15	Union Bank	84,000	1-16	Manoa Marketplace	139,300
	Total Dispositions	255,900		Total Improved Acquisitions	237,300
*Leasehold improvements acquired (fee interest was acquired in 2013).

Same-store occupancy during each of the first quarters of 2016 and 2015 was 94 percent.

Use of Non-GAAP Financial Measures

The Company calculates NOI as operating profit, less general and administrative expenses, straight-line rental adjustments, interest income, interest expense, depreciation and amortization, and gains on sales of interests in real estate. NOI is considered by management to be an important and appropriate supplemental performance metric because management believes it helps both investors and management understand the ongoing core operations of our properties excluding corporate and financing-related costs and noncash depreciation and amortization. NOI is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). NOI should not be considered as an alternative to GAAP net income as an indicator of the Company's financial performance, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. Other real estate companies may use different methodologies for calculating NOI, and accordingly, the Company's presentation of NOI may not be comparable to other real estate companies. The Company believes that the Real Estate Leasing segment's operating profit is the most directly comparable GAAP measurement to NOI. A reconciliation of Real Estate Leasing segment operating profit to Real Estate Leasing segment NOI is as follows:

Reconciliation of Real Estate Leasing Operating Profit to NOI

	Quarter Ended March 31,
(In Millions, Unaudited)	2016	2015
Real Estate Leasing segment operating profit	$14.1	$13.2
Adjustments:
Depreciation and amortization	7.4	7.2
Straight-line lease adjustments	(0.5)	(0.6)
General and administrative expenses	1.4	1.1
Real Estate Leasing segment NOI	$22.4	$20.9

Real Estate Development and Sales – First quarter of 2016 compared with 2015

	Quarter Ended March 31,
(dollars in millions)	2016	2015
Improved property sales revenue	$—	$4.3
Development sales revenue	—	23.2
Unimproved/other property sales revenue	0.3	9.0
Total Real Estate Development and Sales segment operating revenue	0.3	36.5
Cost of Real Estate Development and Sales	—	(24.6)
Operating expenses	(4.9)	(3.8)
Earnings from joint ventures	0.5	22.8
Other income	0.3	1.1
Total Real Estate Development and Sales operating profit (loss)	$(3.8)	$32.0

First quarter 2016: Real Estate Development and Sales operating revenue and operating loss were $0.3 million and $3.8 million, respectively. Operating expenses included approximately $1.1 million of costs related to the acquisition of Manoa Marketplace. Operating results included joint venture sales of five units at Kukui'ula on Kauai, partially offset by joint venture expenses.

First quarter 2015: Real Estate Development and Sales operating revenue and operating profit were $36.5 million and $32.0 million, respectively, and were principally related to the sales of a 4-acre parcel at Maui Business Park, two Kahala Avenue parcels, a 46,500-square-foot retail property in Colorado, a non-core parcel on Maui and a vacant parcel in Santa Barbara, California. Operating profit also included the following joint venture unit sales: all 328 remaining units at the 340-unit Waihonua condominium on Oahu (12 units closed in December 2014), two units at Ka Milo on Hawaii Island, the last unit at Kai Malu at Wailea on Maui, and three units at Kukui’ula on Kauai, partially offset by joint venture expenses.

MATERIALS AND CONSTRUCTION
Materials and Construction - First quarter of 2016 compared with 2015

	Quarter Ended March 31,
(dollars in millions)	2016	2015	Change
Revenue	$50.7	$56.9	(10.9)%
Operating profit	$8.0	$7.2	11.1%
Operating profit margin	15.8%	12.7%
Depreciation and amortization	$2.9	$2.9	—%
Aggregate used and sold (tons in thousands)	183.2	235.0	(22.0)%
Asphaltic concrete placed (tons in thousands)	117.9	116.4	1.3%
Backlog[1] at period end	$226.7	$206.1	10.0%

[1]
Backlog represents the amount of revenue that Grace (and consolidated subsidiaries) and Maui Paving, LLC, a 50-percent-owned non-consolidated affiliate, expect to realize on contracts awarded, primarily related to asphalt paving and, to a lesser extent, Grace’s consolidated revenue from its construction- and traffic-control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at March 31, 2016 and 2015 were $12.3 million and $30.2 million, respectively.

Materials and Construction revenue for the first quarter of 2016 decreased $6.2 million, or 10.9 percent, compared to the first quarter of 2015, primarily attributed to lower asphalt prices, partially offset by higher aggregate sales prices per ton. Revenue during 2016 reflected approximately 183.2 thousand tons of aggregate used and sold and 117.9 thousand tons of asphaltic concrete placed as compared to 235.0 thousand tons of aggregate used and sold and 116.4 thousand tons of asphaltic concrete placed during 2015. Backlog at the end of March 31, 2016 was $226.7 million, compared to $226.5 million as of December 31, 2015.

Operating profit increased $0.8 million, or 11.1 percent, for the first quarter of 2016 as compared to the first quarter of 2015, primarily due to increased aggregate material sales and tons paved, as well as operational efficiencies realized in the quarry operations.

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

Agribusiness – First quarter of 2016 compared with 2015

	Quarter Ended March 31,
(dollars in millions)	2016	2015	Change
Revenue	$23.0	$28.9	(20.4)%
Operating profit	$1.2	$1.9	(36.8)%
Cessation costs	$(15.5)	$—	NM
Tons sugar produced	11,800	3,200	4X
Tons sugar sold (raw and specialty sugar)	21,400	37,100	(42.3)%

Agribusiness revenue for the first quarter of 2016 decreased $5.9 million, or 20.4 percent, compared to the first quarter of 2015. The decrease was primarily due to lower raw sugar revenue in the first quarter of 2016, as compared to the first quarter of 2015, resulting primarily from lower tonnage carried per voyage on the sugar vessel.

Agribusiness operating profit for the first quarter of 2016, excluding sugar cessation costs, decreased by $0.7 million compared to the first quarter of 2015, primarily due to lower raw sugar and power margins and higher terminal costs attributed to vessel repairs, partially offset by increased molasses margins. During the quarter ended March 31, 2016, the Agribusiness segment also recognized charges of $15.5 million related to the cessation of the HC&S sugar operations, which consisted of accelerated depreciation, severance and employee benefits, and other exit-related costs.

Tons of sugar produced for the first quarter of 2016 was 4X higher than the first quarter of 2015 primarily due to improved weather conditions which resulted in an increase in the acres harvested and higher yields.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs have historically been to support working capital requirements and fund capital expenditures and real estate developments. A&B’s principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and borrowing capacity under its various credit facilities.
A&B’s operating income is generated by its subsidiaries. There are no material restrictions on the ability of A&B’s subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may enter into acquisitions or joint ventures or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” of the Company’s 2015 Annual Report on Form 10-K.
Cash Flows: Cash flows from operating activities totaled $5.5 million for the quarter ended March 31, 2016 as compared to $26.8 million for the quarter ended March 31, 2015. The decrease in cash flows from operating activities is primarily attributed to the decrease in revenue from the Real Estate Development and Sales segment which resulted in a decrease in real estate development sales proceeds of $22.2 million for the first quarter of 2016 as compared to the first quarter of 2015.

Cash flows used in investing activities totaled $97.2 million during the first quarter of 2016, as compared to cash flows provided by investing activities of $23.4 million during the first quarter of 2015. The decrease in cash flows from investing activities was primarily due to higher capital expenditures during 2016 primarily related to the acquisition of Manoa Marketplace, as well as higher proceeds from joint venture sales during 2015 related to the Waihonua condominium development project.

Capital expenditures for the first quarter of 2016 totaled $92.1 million as compared to $8.6 million for the first quarter of 2015. Net cash flows used in investing activities for capital expenditures were as follows:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change
Quarrying and paving	$2.8	$1.6	75.0%
Commercial real estate property improvements	84.2	1.8	47X
Tenant improvements	1.4	1.7	(17.6)%
Agribusiness and other	3.7	3.5	5.7%
Total capital expenditures*	$92.1	$8.6	11X

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in condensed consolidated statement of cash flows as operating activities.

Cash flows provided by financing activities were $93.9 million for the first quarter of 2016, as compared to cash flows used in financing activities of $49.6 million during the first quarter of 2015. The increase in cash flows used in financing activities was primarily due to an increase in amounts borrowed under the Company's revolving senior credit facility during the quarter ended March 31, 2016, principally related to the reverse 1031 acquisition of Manoa Marketplace.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and quarry and sugar inventory, totaled $112.6 million at March 31, 2016, an increase of $8.6 million from December 31, 2015, primarily due to an increase of $9.0 million in quarry and sugar inventories.

The Company also has revolving credit facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt as of March 31, 2016 was $683.7 million compared to $587.0 million as of December 31, 2015. The 16.5 percent increase in debt during the first quarter of 2016 was primarily due to the acquisition of Manoa Marketplace in the first quarter of 2016 under a reverse 1031 exchange. The Company expects to sell several Mainland commercial properties in 2016 whose proceeds would fund the reverse 1031 exchange and reduce the outstanding debt. As of March 31, 2016, the Company had a total borrowing availability of $152.6 million under its revolving credit facilities.

Balance Sheet: The Company's working capital deficit declined by $3.9 million, or 12.1 percent, from $32.2 million as of December 31, 2015 to $28.3 million as of March 31, 2016. The reduction in the working capital deficit is primarily attributed to an increase in inventories and reduction in accounts payable, partially offset by an increase in cessation related accruals.

At March 31, 2016, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges: Sales - During the first quarter of 2016, there were no sales that qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases - During the first quarter of 2016, the Company acquired both the leasehold and leased fee interests of Manoa Marketplace, a retail center on Oahu for $82.4 million, that it intends to fund under reverse 1031 transactions through future sales of Mainland properties that qualify for tax-deferral treatment under Internal Revenue Code 1031.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2016, there were $11.2 million from tax-deferred sales that has been designated for reinvestment in Manoa Marketplace.

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2016, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

OUTLOOK

All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 17 to 29 of the Company’s 2015 Form 10-K and other filings with the SEC.

There are two primary sources of periodic economic forecasts and data for the State of Hawaii: The University of Hawaii Economic Research Organization (UHERO) and the State’s Department of Business, Economic Development and Tourism (DBEDT). Much of the economic information included herein has been derived from economic reports available on UHERO’s and DBEDT’s websites, which provide more complete information about the status of, and forecast for, the Hawaii economy. Information below on Oahu residential re-sales is published by the Honolulu Board of Realtors and Title Guaranty of Hawaii, Incorporated. Information below on the Oahu commercial real estate market is provided by Colliers International (Hawaii). Bankruptcy filing information cited below is published by the U.S. Bankruptcy Court District of Hawaii. Information below on foreclosures is from the Hawaii State Judiciary. Debit and credit card same-store sales activity is provided by First Hawaiian Bank. Certain statistics can be volatile due to the relatively small size of the market and/or low number of transactions, including neighbor island residential resale prices and volumes, and bankruptcy and foreclosure filings.

The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 2.3 percent in 2016, and is expected to continue to grow at a similar pace for the next several years.

The primary driver of growth for the Hawaii economy is tourism, which set an all-time record for visitor arrivals and expenditures for a fourth consecutive year in 2015. For the first quarter of 2016, arrivals and expenditures increased by 3.6 percent and 2.6 percent, respectively, compared to the same period last year.

UHERO projects the value of real private building permits to grow by 8.1 percent for the full year, continuing its upward trend in 2016.

The median resale price for a single family home on Oahu in the first quarter was $724,900, up 7.2 percent compared to the same quarter last year, and the median resale price of an Oahu condominium was $380,000, up 4.5 percent. Days on market for the first quarter remained low at 20 days for both homes and condos. Single-family resale prices and volumes on Maui improved for the first quarter of 2016 compared to the same quarter last year. Although resales volumes on Kauai were positive in the first quarter of 2016, single-family resale prices were moderately lower than for the same quarter last year.

Oahu commercial real estate continues to perform well, as detailed in the table below. Vacancy has trended lower, with the exception of retail vacancy rates, which were higher for the first quarter of 2016 compared to the first quarter of 2015 due to the addition of a new wing at the Ala Moana Shopping Center. Average asking rents have increased for all asset classes.

Property Type	Vacancy Rate for the Quarter Ended March 31, 2016	Vacancy Rate for the Quarter Ended March 31, 2015	Percentage Point Change	Average Asking Rent Per Square Foot Per Month for the Quarter Ended March 31, 2016	Average Asking Rent Per Square Foot Per Month for the Quarter Ended March 31, 2015	Percent Change
Retail	4.6%	4.3%	0.3	$3.93	$3.69	6.5%
Industrial	1.5%	2.1%	(0.6)	$1.17	$1.15	1.7%
Office	12.2%	13.4%	(1.2)	$1.67	$1.65	1.2%

Unemployment in March 2016 was 3.1 percent, down from 3.9 percent in March 2015, and below the national unemployment rate of 5.0 percent. Bankruptcy filings year to date through March 2016 were down by 15.8 percent compared to the same period of 2015. Foreclosures, however, were up 21.1 percent through March 2016 compared to low levels last year. First Hawaiian Bank reported that its debit and credit card same-store sales activity increased 5.4 percent for the first quarter of 2016 compared to the first quarter of 2015.

The Company's Real Estate Leasing segment's net operating income ("NOI") was up 7.2 percent1 for the first quarter of 2016, compared to the first quarter of 2015, due principally to the acquisitions of Manoa Marketplace in January 2016 and the leasehold improvements of the Aikahi Park Shopping Center in May 2015. As a result of this stronger-than-expected performance, the Company now expects full-year 2016 NOI to grow at a rate that is closer to the high end of its previous guidance of one percent to two percent. The continued migration of Mainland commercial assets to Hawaii, the strategic repositioning of certain Hawaii retail assets, and the timing of lease expirations for several large tenants are tempering the Company's full-year 2016 NOI growth expectations. Hawaii same-store NOI, however, is expected to increase by five percent in 2016.

There are no updates to the Company's previously provided outlook for its Real Estate Development and Sales, Agribusiness or Materials and Construction segments.

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

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s 2015 Form 10-K.

Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2015 Form 10-K.

Dividends: On April 26, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock, which will be paid on June 2, 2016 to shareholders of record as of May 9, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2015. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)    Changes in Internal Control Over Financial Reporting

There have not been any changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under the “Legal Proceedings and Other Contingencies” section in Note 3 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - 31, 2016	24,042	$30.47	—	—
Feb 1 - 29, 2016	12,916	$30.24	—	—
Mar 1 - 31, 2016	10,823	$36.09	—	—

[1]	Represents shares accepted in satisfaction of tax withholding obligations arising upon option exercises or the vesting of restricted stock units.

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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2016 and March 31, 2015, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015, (iii) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2016 and March 31, 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	May 6, 2016	/s/ Paul K. Ito
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015, (iii) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2016 and March 31, 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure