Form 10-Q
period 2016-06-30
Alexander & Baldwin, Inc.
filed 2016-07-28
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of June 30, 2016:     48,999,124

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions, except per share amounts) (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Operating Revenue:
Real estate leasing	$34.6	$34.8	$69.4	$67.5
Real estate development and sales	0.3	35.7	0.6	67.9
Materials and construction	42.0	57.4	92.7	114.3
Agribusiness	25.8	25.8	48.8	54.7
Total operating revenue	102.7	153.7	211.5	304.4
Operating Costs and Expenses:
Cost of real estate leasing	20.2	20.9	40.9	40.5
Cost of real estate development and sales	0.1	19.3	0.2	40.7
Cost of construction contracts and materials	34.5	47.6	73.9	93.4
Cost of agribusiness revenue	27.1	30.5	48.8	57.3
Selling, general and administrative	13.2	14.1	29.8	28.7
HC&S cessation costs	18.5	—	34.0	—
Gain on the sale of improved property	(8.0)	—	(8.0)	(1.9)
Total operating costs and expenses	105.6	132.4	219.6	258.7
Operating Income (Loss)	(2.9)	21.3	(8.1)	45.7
Other Income and (Expense):
Income related to joint ventures	1.3	3.8	3.4	27.8
Reductions in solar investments	(9.5)	(1.5)	(9.5)	(1.6)
Interest income and other	0.8	0.1	1.1	0.4
Interest expense	(6.8)	(6.6)	(13.7)	(13.7)
Income (Loss) Before Income Taxes	(17.1)	17.1	(26.8)	58.6
Income tax expense (benefit)	(16.5)	7.0	(19.2)	22.6
Net Income (Loss)	(0.6)	10.1	(7.6)	36.0
Income attributable to noncontrolling interest	(0.1)	(0.3)	(0.6)	(0.9)
Net Income (Loss) Attributable to A&B Shareholders	$(0.7)	$9.8	$(8.2)	$35.1

Earnings (Loss) Per Share (Note 4):
Basic - Net income (loss) available to A&B shareholders	$(0.01)	$0.20	$(0.16)	$0.72
Diluted - Net income (loss) available to A&B shareholders	$(0.01)	$0.20	$(0.16)	$0.71

Weighted Average Number of Shares Outstanding:
Basic	49.0	48.9	49.0	48.8
Diluted	49.0	49.4	49.0	49.3

Cash dividends per share	$0.06	$0.05	$0.12	$0.10

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions) (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Net Income (Loss)	$(0.6)	$10.1	$(7.6)	$36.0
Other Comprehensive Income:
Unrealized hedging loss	(2.8)	—	(2.8)	—
Defined benefit pension plans:
Net gain (loss) and prior service cost	—	(0.8)	—	(0.8)
Amortization of prior service credit included in net periodic pension cost	(0.2)	(0.3)	(0.5)	(0.6)
Amortization of net loss included in net periodic pension cost	1.9	2.5	3.7	3.6
Income taxes related to other comprehensive income	0.6	(0.6)	0.1	(0.9)
Other Comprehensive Income	(0.5)	0.8	0.5	1.3
Comprehensive Income (Loss)	$(1.1)	$10.9	$(7.1)	$37.3
Comprehensive income attributable to noncontrolling interest	(0.1)	(0.3)	(0.6)	(0.9)
Comprehensive income (loss) attributable to A&B shareholders	$(1.2)	$10.6	$(7.7)	$36.4

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$6.4	$1.3
Accounts and other notes receivable, net	29.8	38.6
Contracts retention	12.2	11.5
Costs and estimated earnings in excess of billings on uncompleted contracts	14.0	16.3
Inventories	66.0	55.9
Income tax receivable	5.7	14.0
Prepaid expenses and other assets	9.1	14.9
Total current assets	143.2	152.5
Investments in Affiliates	432.2	416.4
Real Estate Developments	188.5	183.5
Property – net	1,275.6	1,269.4
Intangible Assets - net	58.1	54.4
Goodwill	102.3	102.3
Other Assets	39.3	63.8
Total assets	$2,239.2	$2,242.3
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$88.0	$90.4
Accounts payable	27.3	35.5
Billings in excess of costs and estimated earnings on uncompleted contracts	3.2	2.6
Accrued interest	5.3	5.5
Indemnity holdback related to Grace acquisition	9.3	9.3
HC&S cessation related liabilities - current	17.6	6.4
Accrued and other liabilities	33.3	35.0
Total current liabilities	184.0	184.7
Long-term Liabilities:
Long-term debt	532.0	496.6
Deferred income taxes	183.4	202.1
Accrued pension and postretirement benefits	58.7	59.7
Other non-current liabilities	52.5	60.5
Total long-term liabilities	826.6	818.9
Commitments and Contingencies (Note 3)
Redeemable Noncontrolling Interest	11.6	11.6
Equity:
Common stock	1,154.8	1,151.7
Accumulated other comprehensive loss	(44.8)	(45.3)
Retained earnings	103.4	117.2
Total A&B shareholders' equity	1,213.4	1,223.6
Noncontrolling interest	3.6	3.5
Total equity	1,217.0	1,227.1
Total liabilities and equity	$2,239.2	$2,242.3

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:	$29.8	$69.4
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(99.8)	(20.4)
Capital expenditures related to 1031 commercial property transactions	(6.2)	(1.3)
Proceeds from disposal of property and other assets	1.9	5.1
Proceeds from disposals related to 1031 commercial property transactions	59.3	25.2
Payments for purchases of investments in affiliates	(26.4)	(18.1)
Proceeds from investments in affiliates	3.0	37.2
Change in restricted cash associated with 1031 transactions	16.2	(2.7)
Net cash provided by (used in) investing activities	(52.0)	25.0
Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	132.0	51.0
Payments of long-term debt and deferred financing costs	(94.3)	(136.9)
Borrowings (payments) under line-of-credit, net	(4.9)	(2.5)
Dividends paid	(5.9)	(4.9)
Distributions to non-controlling interest	(0.5)	(1.1)
(Tax withholding payments) proceeds from issuance of capital stock and other, net	0.9	(0.5)
Net cash provided by (used in) financing activities	27.3	(94.9)
Cash and Cash Equivalents:
Net increase for the period	5.1	(0.5)
Balance, beginning of period	1.3	2.8
Balance, end of period	$6.4	$2.3

Other Cash Flow Information:
Interest paid	$(14.0)	$(14.3)
Income taxes paid	$—	$(3.6)
Other Non-cash Information:
Land contributed into real estate joint venture	$—	$9.6
Capital expenditures included in accounts payable and accrued expenses	$3.4	$4.8

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the six months ended June 30, 2016 and 2015
(In millions) (Unaudited)

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, December 31, 2014	48.8	$1,147.3	$(44.4)	$101.0	$10.9	$1,214.8	$—
Net income				35.1	0.9	36.0	—
Other comprehensive income, net of tax			1.3			1.3
Dividends paid on common stock ($0.10 per share)				(4.9)		(4.9)
Share-based compensation		2.3				2.3
Shares issued or repurchased, net		(0.4)		(0.1)		(0.5)
Balance, June 30, 2015	48.8	$1,149.2	$(43.1)	$131.1	$11.8	$1,249.0	$—

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, December 31, 2015	48.9	$1,151.7	$(45.3)	$117.2	$3.5	$1,227.1	$11.6
Net (loss) income				(8.2)	0.1	(8.1)	0.5
Other comprehensive income, net of tax			0.5			0.5
Dividends paid on common stock ($0.12 per share)				(5.9)		(5.9)
Distributions to noncontrolling interest						—	(0.1)
Adjustments to redemption value of redeemable noncontrolling interest				0.4	—	0.4	(0.4)
Share-based compensation		2.1				2.1
Shares issued or repurchased, net	0.1	1.0		(0.1)		0.9
Balance, June 30, 2016	49.0	$1,154.8	$(44.8)	$103.4	$3.6	$1,217.0	$11.6

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

New Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2016. The impact of adopting the above guidance as of December 31, 2015 was as follows (in millions):

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

    Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 9 of the Company’s 2015 Form 10-K, included the following (in millions) as of June 30, 2016:

Standby letters of credit[1]	$11.8
Bonds related to real estate and construction[2]	$397.7

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

2    Represents bonds related to construction and real estate activities in Hawaii. Approximately $375.1 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

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

Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by Hawaiian Commercial & Sugar Company (“HC&S”), a division of A&B that produces raw sugar. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made by A&B to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 alleging that the BLNR has been unlawfully renewing the revocable permits on an annual basis. In January 2016, the court ruled that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year.

One June 27, 2016, legislation giving the BLNR authority to grant holdover status of the revocable permits previously issued for a period not to exceed three years was signed into law by Hawaii's governor. The Company will continue to pursue a long-term lease of the State lands.

In addition to the above, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawaii Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Water Commission then authorized the appointment of a hearings officer for the contested case hearing, and on January 15, 2016, the hearings officer issued his recommended decision on the petitions. However, based on the announced closure of HC&S, the Water Commission has ordered the re-opening of the evidentiary portion of the hearing to address changes in the water needs of HC&S. The Water Commission has also ordered HC&S to refrain from diverting streams it is not currently diverting, and to work to remove diversions from the streams it has voluntarily committed to stop diverting. The Commission is not expected to issue a final decision on the petitions until at least the first quarter of 2017.

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

If the Company is not permitted to use sufficient quantities of stream waters, it could have a material adverse effect on the Company's pursuit of a diversified agricultural model in subsequent years.
In January 2013, the Environmental Protection Agency (“EPA”) finalized nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which apply to HC&S's three boilers at the Puunene Sugar Mill. The initial deadline for compliance with the Boiler MACT rule was January 2016, with full compliance required by July 29, 2016.  The Puunene Mill boilers have met the January compliance deadline, including applicable emissions limits and monitoring requirements.  Due to the impending end to sugar operations, however, the Company is working with EPA to determine whether it will be necessary for the boilers to meet all remaining compliance requirements prior to the boilers being permanently shut down at the end of 2016.

On June 24, 2014, the Hawaii State Department of Health (“DOH”) Clean Air Branch issued a Notice and Finding of Violation and Order (“NFVO”) to HC&S alleging various violations relating to the operation of HC&S’s three boilers at its sugar mill. All incidents included in the NFVO were self-reported by HC&S to the DOH prior to the DOH’s review, and there is no indication that these deviations resulted in any violation of health-based air quality standards. On July 19, 2016, the DOH and HC&S entered into a consent order settling the matter, pursuant to which HC&S shall pay a $300,000 monetary penalty and fund $300,000 for supplemental environmental projects benefiting the community.

On July 1, 2015, a lawsuit was filed against the State of Hawaii and the Director of the Department of Health, alleging that the sugar cane burning permits issued by the State to HC&S were unlawfully issued, and seeking an injunction against the burning of cane. On July 6, 2015, the plaintiffs added the Company as a defendant. In May 2016, the Company and the plaintiffs reached a settlement under terms that do not substantially limit the Company's ability to burn sugar cane.

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

The following table provides a reconciliation of net income (loss) to net income (loss) available to A&B shareholders (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(0.6)	$10.1	$(7.6)	$36.0
Less: Income attributable to noncontrolling interest	(0.1)	(0.3)	(0.6)	(0.9)
Net income (loss) attributable to A&B shareholders	(0.7)	9.8	$(8.2)	$35.1
Less: Undistributed earnings allocated from redeemable noncontrolling interests	0.1	—	0.5	—
Net income (loss) available to A&B shareholders	$(0.6)	$9.8	$(7.7)	$35.1

The number of shares used to compute basic and diluted EPS is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Denominator for basic EPS – weighted average shares	49.0	48.9	49.0	48.8
Effect of dilutive securities:
Employee/director stock options and restricted stock units	—	0.5	—	0.5
Denominator for diluted EPS – weighted average shares	49.0	49.4	49.0	49.3

During each of the quarter and six months ended June 30, 2016, anti-dilutive securities totaled 0.4 million shares. During the quarter and six months ended June 30, 2015 there were no anti-dilutive securities outstanding.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money market funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at June 30, 2016 was $620.0 million and $648.0 million, respectively, and $587.0 million and $597.0 million at December 31, 2015, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (Level 2).

6.	INVENTORIES

Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.

Inventories at June 30, 2016 and December 31, 2015 were as follows (in millions):

	June 30, 2016	December 31, 2015
Sugar inventories	$19.8	$16.3
Work in process - sugar	8.1	—
Asphalt	12.1	12.8
Processed rock, portland cement, and sand	12.2	12.2
Work in process	3.9	3.7
Retail merchandise	1.8	1.6
Parts, materials and supplies inventories	8.1	9.3
Total	$66.0	$55.9

7.	SHARE-BASED PAYMENT AWARDS

The following table summarizes the Company's stock option activity during 2016 (in thousands, except weighted average exercise price and weighted average contractual life):

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,098.6	$18.81
Exercised	(104.1)	$23.91
Outstanding, June 30, 2016	994.5	$18.28	3.3	$17,358
Exercisable, June 30, 2016	994.5	$18.28	3.3	$17,358

The following table summarizes non-vested restricted stock unit activity during 2016 (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2016	271.9	$37.74
Granted	153.8	$31.02
Vested	(69.0)	$38.00
Canceled	(53.5)	$39.20
Outstanding, June 30, 2016	303.2	$34.01

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

The fair value of the Company’s market-based awards is estimated using the Company’s stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted average assumptions:

	2016 Grants	2015 Grants
Volatility of A&B common stock	26.3%	29.5%
Average volatility of peer companies	27.7%	34.2%
Risk-free interest rate	1.1%	0.7%

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Share-based compensation expense (net of estimated forfeitures):
Restricted stock units	$1.0	$1.1	2.1	2.3
Total share-based compensation expense	1.0	1.1	2.1	2.3
Total recognized tax benefit	(0.3)	(0.3)	(0.6)	(0.6)
Share-based compensation expense (net of tax)	$0.7	$0.8	$1.5	$1.7

8.	RELATED PARTY TRANSACTIONS

Construction Contracts and Material Sales. The Company has contracts in the ordinary course of business, as a supplier, with members in entities in which the Company also is a member. Revenues earned from transactions with affiliates totaled approximately $2.1 million and $3.6 million for the quarters ended June 30, 2016 and 2015, respectively. Revenues earned from transactions with affiliates totaled approximately $4.2 million and $9.8 million for the six months ended June 30, 2016 and 2015, respectively. Receivables from these affiliates were $0.9 million and $2.0 million at June 30, 2016 and 2015, respectively. Amounts due to these affiliates were $0.4 million and $0.4 million at June 30, 2016 and 2015, respectively.

Real Estate Leasing and Development. The Company has contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are owned by a director of the Company. Revenues earned from these transactions were immaterial for each of the quarters and six months ended June 30, 2016 and 2015. Receivables from these affiliates were immaterial as of June 30, 2016 and 2015.

During the quarter ended June 30, 2016 and 2015, the Company recorded developer fee revenues of approximately $0.2 million and $1.8 million related to management and administrative services provided to certain unconsolidated investments in affiliates. Developer fee revenues recorded for the six months ended June 30, 2016 and 2015 were $0.5 million and $2.4 million, respectively.

9.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost recorded for the three months ended June 30, 2016 and 2015 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Service cost	$0.8	$0.7	$0.1	$0.1
Interest cost	2.1	1.7	0.1	—
Expected return on plan assets	(2.5)	(2.8)	—	—
Curtailment	(0.3)	—	—	—
Amortization of prior service credit	(0.2)	(0.2)	—	—
Amortization of net loss	1.9	2.5	0.1	—
Net periodic benefit cost	$1.8	$1.9	$0.3	$0.1

The components of net periodic benefit cost recorded for the six months ended June 30, 2016 and 2015 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Service cost	$1.6	$1.5	$0.1	$0.1
Interest cost	4.4	4.0	0.2	0.2
Expected return on plan assets	(5.0)	(5.5)	—	—
Curtailment	(0.5)	—	—	—
Amortization of prior service credit	(0.5)	(0.4)	—	—
Amortization of net loss	3.7	3.5	0.1	0.1
Net periodic benefit cost	$3.7	$3.1	$0.4	$0.4

10.	ACQUISITIONS

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

On January 29, 2016 the Company consummated the purchase of the leasehold and leased fee interests in Manoa Marketplace, a multi-tenant neighborhood shopping center in Honolulu for $82.4 million through a 1031 transaction.

The allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Assets acquired:
Land	$40.5
Building	36.8
In-place leases	7.0
Favorable leases	1.3
Total assets acquired	85.6

Total liabilities assumed	3.2

Net assets acquired	$82.4

The finite-lived intangible assets related to in-place leases and favorable leases are amortized over their respective lease terms. As of the acquisition date, the weighted-average remaining lives of the in-place leases and favorable leases were approximately 5 and 3 years, respectively.

In connection with the Manoa Marketplace transaction, the Company incurred approximately $1.1 million of acquisition-related expenses during the six months ended June 30, 2016. The costs are included in selling, general and administrative costs in the accompanying condensed consolidated statements of operations and are reported in the Development and Sales segment for segment reporting purposes.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component for the six months ended June 30, 2016 were as follows (in millions, net of tax):

Six Months Ended June 30, 2016
Beginning balance	$(45.3)
Unrealized hedging loss, net of tax	(1.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.1
Ending balance	$(44.8)

The reclassifications of other comprehensive income components out of accumulated other comprehensive loss for the quarter ended June 30, 2016 and 2015 were as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
Details about Other Comprehensive Income Components	2016	2015	2016	2015
Actuarial gain (loss)*	$—	$(0.8)	$—	$(0.8)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	$1.9	$2.5	$3.7	3.6
Prior service credit*	(0.2)	(0.3)	(0.5)	(0.6)
Total before income tax	1.7	1.4	3.2	2.2
Income taxes	(0.6)	(0.6)	(1.1)	(0.9)
Other comprehensive income net of tax	$1.1	$0.8	$2.1	$1.3

*     These other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

12.	INCOME TAXES

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

During the second quarter, A&B invested $15.4 million in Waihonu Equity Holdings, LLC (“Waihonu”), an entity that is constructing two photovoltaic facilities with a combined capacity of 6.5 megawatts in Mililani, Oahu. The Company accounts for its investment in Waihonu under the equity method. The investment return from the Company's investment in Waihonu is principally composed of non-refundable federal and refundable state tax credits. The federal tax credits are accounted for using the flow through method, which reduces the provision for income taxes in the year that the federal tax credits first become available. During the second quarter of 2016, the Company recognized income tax benefits of approximately $8.7 million related to the non-refundable federal tax credits. As tax benefits are realized over the life of the investment, the Company recognizes a non-cash reduction to the carrying amount of its investment in Waihonu.

For the quarter and six month periods ended June 30, 2016, the Company recorded non-cash reductions of $9.5 million in Reduction in Solar Investments in the accompanying condensed consolidated statement of operations, which consisted of $8.7 million and $0.8 million related to the Company's investments in Waihonu and KRS II, a 12-megawatt solar farm on Kauai, respectively. During the quarter and six month periods ended June 30, 2015, the Company recorded non-cash reductions of $1.5 million and $1.6 million, respectively, related to KRS II. The Company expects that future reductions to its investments in Waihonu and KRS II will be recognized as tax benefits are realized.

The Company's effective income tax rate for the six months ended June 30, 2016 differed from the statutory rate primarily due to the non-refundable federal tax credits related to the Company's investment in Waihonu.

Subsequent to the separation from Matson, Inc. (formerly "Alexander & Baldwin Holding, Inc.") on June 30, 2012, the Company began reporting as a separate taxpayer. Upon separation, the Company's unrecognized tax benefits were reflected on Matson Inc.'s ("Matson") financial statements because Matson is considered the successor parent to the former Alexander & Baldwin, Inc. affiliated tax group. In connection with the separation, the Company entered into a Tax Sharing Agreement with Matson. As of June 30, 2016, the Company's liability for the indemnity to Matson in the event the Company's pre-separation unrecognized tax benefits are not realized was $0.1 million. As of June 30, 2016, the Company has not identified any material unrecognized tax positions.

The Company is subject to taxation by the United States and various state and local jurisdictions. As of June 30, 2016, the Company’s tax years 2012, 2013 and 2014 are open to examination by the tax authorities. In addition, tax year 2012, for which the Company was included in the consolidated tax group with Matson, is open to examination by the tax authorities in the Company's material jurisdictions. In addition, the 2011 tax year is also open to examination by California. The 2012 tax return for the Company on a standalone basis and the 2012 tax return for which the Company was included in the consolidated tax group with Matson are currently under examination by the Internal Revenue Service.

13.	CESSATION OF HC&S SUGAR OPERATIONS
A summary of the pre-tax costs and remaining costs associated with the cessation is as follows (in millions):

	Charges Recognized During Quarter	Charges Recognized During YTD 2016	Cumulative Amount Recognized as of June 30, 2016	Range of Expected Remaining Cessation Charges		Total
				Low	High	Low	High
Employee severance benefits and related costs	$4.6	$5.0	$18.4	$4.6	$9.1	$23.0	$27.5
Asset write-offs and accelerated depreciation	10.2	25.1	34.3	24.7	31.7	59.0	66.0
Property removal, restoration and other exit-related costs	3.7	3.9	3.9	11.1	15.6	15.0	19.5
Total cessation costs	$18.5	$34.0	$56.6	$40.4	$56.4	$97.0	$113.0
A rollforward of the Cessation-related liabilities during the six months ended June 30, 2016 is as follows (in millions):

	Employee Severance Benefits and Related Costs	Other Exit Costs[1]	Total
Balance at December 31, 2015	$13.4	$4.1	$17.5
Expense	5.3	0.8	6.1
Cash payments	(4.4)	(0.8)	(5.2)
Change in estimates[2]	(0.3)	—	(0.3)
Balance at June 30, 2016	$14.0	$4.1	$18.1
1 Includes asset retirement obligations of $4.1 million.
2 Changes in estimates primarily relate to voluntary employee attrition which resulted in the forfeiture of severance and related benefits.

The Cessation-related liabilities were included in the accompanying condensed consolidated balance sheets as follows (in millions):

	Classification on Balance Sheet	June 30, 2016	December 31, 2015
Current:
Employee severance benefits and related costs	HC&S Cessation Related Liabilities - Current	$14.0	$5.8
Other exit costs	HC&S Cessation Related Liabilities - Current	3.6	0.6
Total current portion		17.6	6.4
Long-term:
Employee severance benefits and related costs	Other Non-Current Liabilities	—	7.6
Other exit costs	Other Non-Current Liabilities	0.5	3.5
Total long-term portion		0.5	11.1
Total Cessation-related liabilities		$18.1	$17.5
The Company expects that the activities related to the Cessation will be substantially completed by the end of 2016.

14.INVESTMENT IN AFFILIATES

The Company's investments in affiliates consisted of equity investments in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The Company’s operating results include its share of net earnings from its equity method investments. During the six months ended June 30, 2015, the Company closed the remaining units and completed its Waihonua joint venture project which resulted in $243.0 million of operating revenue and $32.3 million of operating income and net income.

15.	DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its floating rate debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and floating rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
During the second quarter of 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of June 30, 2016 is as follows (dollars in millions):

Effective			Notional Amount	Fair Value at		Balance Sheet
Date	Maturity Date	Interest Rate	June 30, 2016	June 30, 2016	December 31, 2015	Classification
April 7, 2016	August 1, 2029	3.14%	$60.0	$(2.8)	$—	Other non-current liabilities
The Company assessed the effectiveness of the cash flow hedge at inception and will continue to do so on an ongoing basis. The effective portion of the changes in fair value of the cash flow hedge is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense as interest is incurred on the related-variable rate debt. When ineffectiveness exists, the ineffective portion of changes in fair value of the cash flow hedge is recognized in earnings in the period affected.
Non-designated Hedges
As of June 30, 2016, the Company has two interest rate swaps that have not been designated as cash flow hedges whose key terms are as follows (dollars in millions):

Effective			Notional Amount	Fair Value at		Balance Sheet
Date	Maturity Date	Interest Rate	June 30, 2016	June 30, 2016	December 31, 2015	Classification
January 1, 2014	September 1, 2021	5.95%	$11.3	$(2.0)	$(1.7)	Other non-current liabilities
June 8, 2008	March 1, 2021	5.98%	$6.7	$(0.7)	$(0.8)	Other non-current liabilities
Total			$18.0	$(2.7)	$(2.5)

The following table represents the effect of the derivative instruments in the Company's condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of (gain) loss recognized in OCI on derivatives (effective portion)	$2.8	$—	$2.8	$—

Amount of (gain) loss reclassified from accumulated OCI into earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—

Amount of (gain) loss on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—

Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized loss on derivatives recognized in earnings under "interest income and other"	$0.3	$(0.1)	$0.8	$0.4
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.

16.	SEGMENT RESULTS

Segment results were as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Revenue:
Real Estate:
Leasing	$34.6	$34.8	$69.4	$67.5
Development and sales	61.0	52.4	61.3	88.9
Reconciling item[1]	(60.7)	(16.7)	(60.7)	(21.0)
Materials and construction	42.0	57.4	92.7	114.3
Agribusiness	25.8	25.8	48.8	54.7
Total revenue	$102.7	$153.7	$211.5	$304.4
Operating Profit (Loss):
Real Estate:
Leasing	$14.8	$13.9	$28.9	$27.1
Development and sales	5.0	14.3	1.2	46.3
Materials and construction	4.9	7.0	12.9	14.2
Agribusiness operations	(1.4)	(4.7)	(0.2)	(2.8)
HC&S cessation costs[2]	(18.5)	—	(34.0)	—
Total operating profit	4.8	30.5	8.8	84.8
Interest expense	(6.8)	(6.6)	(13.7)	(13.7)
General corporate expenses	(5.6)	(5.3)	(12.4)	(10.9)
Reduction in solar investments[3]	(9.5)	(1.5)	(9.5)	(1.6)
Income (loss) before income taxes	(17.1)	17.1	(26.8)	58.6
Income tax expense (benefit)	(16.5)	7.0	(19.2)	22.6
Net income (loss)	(0.6)	10.1	(7.6)	36.0
Income attributable to noncontrolling interest	(0.1)	(0.3)	(0.6)	(0.9)
Net income (loss) attributable to A&B	$(0.7)	$9.8	$(8.2)	$35.1

[1]
Represents the sales of two California and one Utah property in June 2016 and a Colorado retail property in March 2015 and a Texas office building in June 2015 that are classified as "Gain on the sale of improved property" in the Condensed Consolidated Statements of Operations, but reflected as revenue for segment reporting purposes.

[2]	Costs related to the cessation of HC&S sugar operations. See Note 13.

3	Amounts represent reductions in the carrying values of the Company's solar investments. See Note 12.

17.	SUBSEQUENT EVENTS

On July 22, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock, which will be paid on September 1, 2016 to shareholders of record as of August 8, 2016.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three and six months ended June 30, 2016 and 2015.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the six months ended June 30, 2016 and 2015, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Second quarter of 2016 compared with 2015

	Quarter Ended June 30,
(dollars in millions)	2016	2015	Change
Operating revenue	$102.7	$153.7	(33.2)%
Operating costs and expenses	105.6	132.4	(20.2)%
Operating income (loss)	(2.9)	21.3	NM
Other income (expense)	(14.2)	(4.2)	3X
Income (loss) before income taxes	(17.1)	17.1	NM
Income tax expense (benefit)	(16.5)	7.0	NM
Net income (loss)	(0.6)	10.1	NM
Income attributable to noncontrolling interest	(0.1)	(0.3)	(66.7)%
Net income (loss) attributable to A&B	$(0.7)	$9.8	NM

Basic earnings (loss) per share available to A&B	$(0.01)	$0.20	NM
Diluted earnings (loss) per share available to A&B	$(0.01)	$0.20	NM

The Company's consolidated operating revenue decreased $51.0 million, or 33.2%, to $102.7 million for the second quarter of 2016 as compared to the second quarter of 2015, reflecting a decline in revenue in the Real Estate Development and Sales and Materials and Construction segments, offset by an increase in revenue in the Real Estate Leasing segment. Agribusiness revenue during the second quarter of 2016 approximated the second quarter of 2015. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the second quarter of 2016 decreased $26.8 million, or 20.2%, to $105.6 million compared to the second quarter of 2015. The overall decrease was primarily attributed to the Real Estate Development and Sales and the Material and Construction operating segments, offset by an overall increase in costs for the Agribusiness segment due to the cessation of the HC&S sugar operations. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

The Company's other income (expense) was $(14.2) million in the second quarter of 2016 compared to $(4.2) million in the second quarter of 2015. The change in other income (expense) was primarily due to a reduction in the carrying amount of the Company's solar investments, as well as $2.5 million lower earnings from joint ventures during the second quarter of 2016 as compared to 2015. During the second quarter of 2016, the Company made an investment of $15.4 million in Waihonu Equity Holdings, LLC ("Waihonu"), an entity that owns and operates two photovoltaic facilities with a combined capacity of 6.5 megawatts in Mililani, Oahu. The carrying value of the Company's Waihonu solar investment is reduced as the associated tax benefits, which are reflected in the income tax expense (benefit) line, are recognized. During the second quarter of 2016, the Company recognized a reduction of approximately $8.7 million in the carrying value of its Waihonu solar investment.

The Company recorded income tax benefit of $16.5 million on a pre-tax loss of $17.1 million for the second quarter of 2016, which included $8.7 million of non-refundable federal tax credits related to the Company's Waihonu solar investment. The Company's effective tax rate for the second quarter of 2016 differs from the statutory rate primarily due to the impact of the non-refundable federal tax credits from the Waihonu solar investment. During the second quarter of 2015, the Company recorded income tax expense of $7.0 million on $17.1 million pre-tax income.

Consolidated – First half of 2016 compared with 2015

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Operating revenue	$211.5	$304.4	(30.5)%
Operating costs and expenses	219.6	258.7	(15.1)%
Operating income (loss)	(8.1)	45.7	NM
Other income (expense)	(18.7)	12.9	NM
Income (loss) before income taxes	(26.8)	58.6	NM
Income tax expense (benefit)	(19.2)	22.6	NM
Net income (loss)	(7.6)	36.0	NM
Income attributable to noncontrolling interest	(0.6)	(0.9)	(33.3)%
Net income (loss) attributable to A&B	$(8.2)	$35.1	NM

Basic earnings (loss) per share available to A&B	$(0.16)	$0.72	NM
Diluted earnings (loss) per share available to A&B	$(0.16)	$0.71	NM

The Company's consolidated operating revenue decreased by $92.9 million, or 30.5%, to $211.5 million for the first half of 2016 as compared to the first half of 2015, reflecting a decline in revenue in each of the Real Estate Development and Sales, Materials and Construction, and Agribusiness segments, offset by an increase in revenue for the Real Estate Leasing segment. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first half of 2016 decreased by $39.1 million, or 15.1%, to $219.6 million compared to the first half of 2015. The overall decrease was primarily attributed to the Real Estate Development and Sales and the Materials and Construction operating segments, offset by an overall increase in costs for the Agribusiness segment due to the cessation of the HC&S sugar operations. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense) was $(18.7) million in the first half of 2016 compared to $12.9 million in the first half of 2015, attributable to $24.4 million in earnings from joint ventures, primarily from the closing of unit sales at Waihonua, the Company's high-rise condominium joint venture project, in 2015.

The Company recorded an income tax benefit of $19.2 million on a pre-tax loss of $26.8 million for the first half of 2016, which included $8.7 million of non-refundable federal tax credits related to the Company's Waihonu solar investment. The Company's effective tax rate for the first half of 2016 differs from the statutory rate primarily due to the impact of the non-refundable federal tax credits from the Waihonu solar investment. During the first half of 2015, the Company recorded income tax expense of $22.6 million on $58.6 million pre-tax income.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

REAL ESTATE INDUSTRY

Impact of Property Sales Mix on Operating Results: Direct year-over-year comparison of the real estate development and sales results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography and timing are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed and commercial property, due to the low historical-cost basis of A&B’s Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's balance sheet do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

Real Estate Leasing – Second quarter of 2016 compared with 2015

	Quarter Ended June 30,
(dollars in millions)	2016	2015	Change
Real estate leasing segment operating revenue	$34.6	$34.8	(0.6)%
Real estate leasing segment operating costs and expenses	(19.5)	(20.8)	(6.3)%
Selling, general and administrative	(0.3)	(0.4)	(25.0)%
Other income	—	0.3	(100.0)%
Real estate leasing operating profit	$14.8	$13.9	6.5%
Operating profit margin	42.8%	39.9%
Operating Profit by location
Hawaii	$13.1	$12.1	8.3%
Mainland	1.7	1.8	(5.6)%
Total	$14.8	$13.9	6.5%
Net Operating Income[1]
Hawaii	$18.3	$17.0	7.6%
Mainland	4.0	4.4	(9.1)%
Total	$22.3	$21.4	4.2%
Leasable Space (million sq. ft.) at period end
Hawaii - improved	2.9	2.7
Mainland - improved	1.8	2.3
Total improved	4.7	5.0
Hawaii urban ground leases (acres)	105	106

[1]	Refer to pages 24 and 25 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing revenue for the second quarter of 2016 was $34.6 million which approximated 2015, as higher Hawaii same-store improved property revenue was offset by the impact of commercial properties that were acquired and disposed during the respective periods. "Same-store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.

Operating profit and net operating income ("NOI") for the second quarter of 2016 increased 6.5% and 4.2%, respectively, as compared to the second quarter of 2015, primarily due to the timing of sales and acquisitions and higher Hawaii same-store improved property results. Tenant improvement costs and leasing commissions were $1.9 million and $3.5 million for the three months ended June 30, 2016 and 2015, respectively.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the quarter ended June 30, 2016 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	94%	92%	93%
Industrial	94%	99%	97%
Office	82%	91%	89%
Total	93%	95%	94%

Leasable space was approximately 4.6 million square feet as of June 30, 2016. The table below identifies sales and acquisitions between July 1, 2015 and June 30, 2016:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
12-15	Union Bank	84,000	1-16	Manoa Marketplace	139,300
6-16	Ninigret Office Park	185,500
6-16	Gateway Oaks	59,700
6-16	Prospect Park	163,300
	Total Dispositions	492,500		Total Improved Acquisitions	139,300

Same-store occupancy during each of the second quarters of 2016 and 2015 was 94%.

Real Estate Leasing – First half of 2016 compared with 2015

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Real estate leasing segment revenue	$69.4	$67.5	2.8%
Real estate leasing segment operating costs and expenses	(39.9)	(40.1)	(0.5)%
Selling, general and administrative	(0.8)	(0.9)	(11.1)%
Other income	0.2	0.6	(66.7)%
Real estate leasing operating profit	$28.9	$27.1	6.6%
Operating profit margin	41.6%	40.1%
Operating Profit by location
Hawaii	$25.9	$23.7	9.3%
Mainland	3.0	3.4	(11.8)%
Total	$28.9	$27.1	6.6%
Net Operating Income[1]
Hawaii	$36.8	$33.4	10.2%
Mainland	7.9	8.9	(11.2)%
Total	$44.7	$42.3	5.7%

[1]	Refer to pages 24 and 25 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Real Estate Leasing segment revenue for the first half of 2016 was 2.8% higher than 2015, primarily due to the timing of sales and acquisitions activity and higher Hawaii same-store rents.

Operating profit and NOI were 6.6% and 5.7% higher, respectively, for the first half of 2016, as compared to same period last year, for the reasons previously cited for the revenue increase. Tenant improvement costs and leasing commissions were $3.9 million and $5.4 million for the first half of 2016 and 2015, respectively.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the six months ended June 30, 2016 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	94%	93%	93%
Industrial	95%	99%	97%
Office	82%	91%	89%
Total	93%	95%	94%

Same store occupancy for the six months ended June 30, 2016 was 94%, unchanged compared to 2015.

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

Reconciliation of Real Estate Leasing Operating Profit to NOI

	Quarter Ended June 30,
(dollars in millions)		2016			2015
	Hawaii	Mainland	Total	Hawaii	Mainland	Total	Change
Real Estate Leasing segment operating profit	$13.1	$1.7	$14.8	$12.1	$1.8	$13.9	6.5%
Adjustments:
Depreciation and amortization	5.2	2.1	7.3	4.7	2.5	7.2	1.4%
Straight-line lease adjustments	(0.7)	—	(0.7)	(0.7)	—	(0.7)	—%
General and administrative expenses	0.7	0.2	0.9	0.6	0.1	0.7	28.6%
Other	—	—	—	0.3	—	0.3	(100.0)%
Real Estate Leasing segment NOI	$18.3	$4.0	$22.3	$17.0	$4.4	$21.4	4.2%

	Six Months Ended June 30,
(dollars in millions)		2016			2015
	Hawaii	Mainland	Total	Hawaii	Mainland	Total	Change
Real Estate Leasing segment operating profit	$25.9	$3.0	$28.9	$23.7	$3.4	$27.1	6.6%
Adjustments:
Depreciation and amortization	10.4	4.3	14.7	9.3	5.1	14.4	2.1%
Straight-line lease adjustments	(1.4)	0.2	(1.2)	(1.3)	—	(1.3)	(7.7)%
General and administrative expenses	1.9	0.4	2.3	1.4	0.4	1.8	27.8%
Other	—	—	—	0.3	—	0.3	(100.0)%
Real Estate Leasing segment NOI	$36.8	$7.9	$44.7	$33.4	$8.9	$42.3	5.7%

The Company also provides guidance on expected growth in Leasing NOI. A reconciliation from projected 2016 Real Estate Leasing segment operating profit to projected 2016 Real Estate Leasing segment NOI is as follows:

	2016 Forecast		2015
(dollars in millions)	Low	High	Actual	Change
Real Estate Leasing segment operating profit	$55.9	$56.8	$53.1	5%	-	7%
Adjustments:
Depreciation and amortization	28.4	28.4	28.9
Straight-line lease adjustments	(2.0)	(2.0)	(2.3)
General, administrative and other expenses	4.1	4.1	4.2
Real Estate Leasing segment NOI	$86.4	$87.3	$83.9	3%	-	4%

Real Estate Development and Sales – Second quarter of 2016 compared with 2015

	Quarter Ended June 30,
(dollars in millions)	2016	2015
Improved property sales revenue[1]	$60.7	$16.7
Development sales revenue	—	28.7
Unimproved/other property sales revenue	0.3	7.0
Total Real Estate Development and Sales segment operating revenue	61.0	52.4
Cost of Real Estate Development and Sales	(52.8)	(36.2)
Operating expenses	(3.5)	(3.8)
Earnings (loss) from joint ventures	(0.1)	1.8
Other income	0.4	0.1
Total Real Estate Development and Sales operating profit	$5.0	$14.3

Real Estate Development and Sales – First six months of 2016 compared with 2015

	Six Months Ended June 30,
(dollars in millions)	2016	2015
Improved property sales revenue[1]	$60.7	$21.0
Development sales revenue	—	51.9
Unimproved/other property sales revenue	0.6	16.0
Total Real Estate Development and Sales segment operating revenue	61.3	88.9
Cost of Real Estate Development and Sales	(52.8)	(60.7)
Operating expenses	(8.5)	(7.5)
Earnings from joint ventures	0.4	24.6
Other income	0.8	1.0
Total Real Estate Development and Sales operating profit	$1.2	$46.3

[1]
Represents the sales of two California and one Utah property in June 2016 and a Colorado retail property in March 2015 and a Texas office building in June 2015 that are classified as "Gain on the sale of improved property" in the Condensed Consolidated Statements of Operations, but reflected as revenue for segment reporting purposes.

Second quarter 2016: Real Estate Development and Sales operating revenue and operating profit were $61.0 million and $5.0 million, respectively. Operating results included the sales of two California and one Utah office properties and joint venture sales of two units at Kukui'ula on Kauai, and three units on Hawaii island, partially offset by joint venture expenses.

Proceeds from the sales of the office properties were used to complete the funding of the Manoa Marketplace acquisition which closed in January 2016.

Second quarter 2015: Real Estate Development and Sales operating revenue and operating profit were $52.4 million and $14.3 million, respectively. Sales included three residential properties on Oahu, an office property in Texas, 2.4 acres at Maui Business Park Phase II, and four Maui parcels. Proceeds from the sale of the office property were used to complete the funding of the December 2014 purchase of the 204,400-square-foot Kaka'ako Commerce Center. Operating profit also included the following joint venture unit sales: six units on Kauai and two units on Hawaii Island, partially offset by joint venture expenses.

First half 2016: Real Estate Development and Sales operating revenue and operating profit were $61.3 million and $1.2 million, respectively. Operating results included the Mainland commercial property sales during the second quarter described above, as well as the sale of 10 joint venture resort residential units, including seven units on Kauai, and three units on Hawaii Island, partially offset by joint venture expenses.

First half 2015: Real Estate Development and Sales operating revenue and operating profit, were $88.9 million and $46.3 million, respectively. Sales included five residential properties on Oahu, an office property in Texas, 6.4 acres at Maui Business Park Phase II, five Maui parcels, a vacant parcel in California, and a retail property in Colorado. Operating profit also included all remaining units at the 340-unit Waihonua condominium on Oahu (12 units closed in December 2014), nine units on Kauai, four units on Hawaii Island, and one unit on Maui, partially offset by joint venture expenses.

MATERIALS AND CONSTRUCTION
Materials and Construction - Second quarter of 2016 compared with 2015

	Quarter Ended June 30,
(dollars in millions)	2016	2015	Change
Revenue	$42.0	$57.4	(26.8)%
Operating profit	$4.9	$7.0	(30.0)%
Operating profit margin	11.7%	12.2%
Depreciation and amortization	$3.0	$3.0	—%
Aggregate used and sold (tons in thousands)	159.5	234.4	(32.0)%
Asphaltic concrete placed (tons in thousands)	86.9	115.5	(24.8)%
Backlog[1] at period end	$266.8	$251.4	6.1%

[1]
Backlog represents the amount of revenue that Grace (and consolidated subsidiaries) and Maui Paving, LLC, a 50-percent-owned non-consolidated affiliate, expect to realize on contracts awarded, primarily related to asphalt paving and, to a lesser extent, Grace’s consolidated revenue from its construction- and traffic-control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at June 30, 2016 and 2015 were $17.1 million and $25.0 million, respectively.

Materials and Construction revenue for the second quarter of 2016 decreased $15.4 million, or 26.8%, as compared to the second quarter of 2015, primarily due to lower paving volume due to adverse weather and the pace of notices to proceed, partially offset by higher aggregate sales prices per ton. Revenue during the second quarter of 2016 reflected approximately 159.5 thousand tons of aggregate used and sold and 86.9 thousand tons of asphaltic concrete placed, as compared to 234.4 thousand tons of aggregate used and sold and 115.5 thousand tons of asphaltic concrete placed during 2015. During the second quarter of 2016, Materials and Construction experienced 53 crew days that were rained out, as compared to 14 days during the second quarter of 2015. Backlog at the end of June 30, 2016 was $266.8 million, compared to $226.5 million as of December 31, 2015. The increase in backlog from year-end is primarily due to government bid award activity.

Operating profit decreased $2.1 million, or 30.0%, for the second quarter of 2016 as compared to the second quarter of 2015, primarily due to the lower paving volumes described above.

Materials and Construction - First half of 2016 compared with 2015

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Revenue	$92.7	$114.3	(18.9)%
Operating profit	$12.9	$14.2	(9.2)%
Operating profit margin	13.9%	12.4%
Depreciation and amortization	$5.8	$5.8	—%
Aggregate used and sold (tons in thousands)	342.7	469.5	(27.0)%
Asphaltic concrete placed (tons in thousands)	204.8	231.9	(11.7)%
Materials and Construction revenue for the first half of 2016 decreased $21.6 million, or 18.9%, as compared to the first half of 2015, primarily due to lower paving volume due to adverse weather and the pace of notices to proceed, as well as lower aggregate sales volume, partially offset by higher aggregate sales prices per ton. Revenue during the first half of 2016 reflected approximately 342.7 tons of aggregate used and sold and 204.8 tons of asphaltic concrete placed. During the first half of 2016, Materials and Construction experienced 80.5 crew days that were rained out, as compared to 39 days during the first half of 2015.Materials and Construction revenue was $114.3 million for the first half of 2015, reflecting 469.5 tons of aggregate used and sold and 231.9 tons of asphaltic concrete placed.
Operating profit was $12.9 million for the first half of 2016, compared to $14.2 million for the first half of 2015. The decrease in operating profit is related principally to decreased paving activities and lower aggregate and other construction-related material sales volume, partially offset by increased aggregate production efficiencies.

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

Agribusiness – Second quarter of 2016 compared with 2015

	Quarter Ended June 30,
(dollars in millions)	2016	2015	Change
Revenue	$25.8	$25.8	—%
Operating loss	$(1.4)	$(4.7)	(70.2)%
Cessation costs	$(18.5)	$—	NM
Tons sugar produced	49,600	53,000	(6.4)%
Tons sugar sold (raw and specialty sugar)	31,100	30,900	0.6%

Agribusiness revenue for the second quarter of 2016 was flat compared to the second quarter of 2015.

Agribusiness operating loss for the second quarter of 2016, excluding sugar cessation costs, decreased by $3.3 million compared to the second quarter of 2015, primarily due to lower raw sugar production costs and higher charter revenue, partially offset by lower power and molasses margins. During the quarter ended June 30, 2016, the Agribusiness segment also recognized charges of $18.5 million related to the cessation of the HC&S sugar operations, which consisted of accelerated depreciation, severance and employee benefits, and other exit-related costs.

Tons of sugar produced for the second quarter of 2016 was 6.4% lower than the second quarter of 2015 primarily due to a lower number of acres harvested during the second quarter of 2016 as compared to 2015.

Agribusiness – First half of 2016 compared with 2015

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Revenue	$48.8	$54.7	(10.8)%
Operating loss	$(0.2)	$(2.8)	(92.9)%
Cessation costs	$(34.0)	$—	NM
Tons sugar produced	61,400	56,200	9.3%
Tons sugar sold (raw and specialty sugar)	52,500	68,000	(22.8)%

Agribusiness revenue for the first half of 2016 decreased $5.9 million, or 10.8%, as compared to the first half of 2015. The decrease was primarily due to lower sugar and power sales in 2016 as compared to 2015, partially offset by higher charter revenue and molasses sales.

Operating loss for the first half of 2016 decreased $2.6 million as compared to the first half of 2015. The decrease was primarily due to higher sugar margins, resulting from lower production costs. During the first half of 2016, the Agribusiness segment also recognized charges of $34.0 million related to the cessation of the HC&S sugar operations, which consisted of accelerated depreciation, severance and employee benefits, and other exit-related costs.

Tons of sugar produced during the six months ended June 30, 2016 was 9.3% higher than in the six months ended June 30, 2015, primarily due to an increase in the number of acres harvested. Sugar volume sold during the first half of 2016 was approximately 15,500 tons lower, or 22.8%, primarily due to one less raw sugar voyage completed during the first six months of 2016 as compared to 2015.

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
Cash Flows: Cash flows from operating activities totaled $29.8 million for the six months ended June 30, 2016 as compared to $69.4 million for the six months ended June 30, 2015. The decrease in cash flows from operating activities is primarily attributed to lower operating revenue from the Real Estate Development and Sales segment which resulted in a decrease in real estate development sales proceeds of $50.8 million for the six months of 2016 as compared to the six months of 2015.

Cash flows used in investing activities totaled $52.0 million during the first half of 2016, as compared to cash flows provided by investing activities of $25.0 million during the first half of 2015. The decrease in cash flows from investing activities was primarily due to higher capital expenditures during 2016 as a result of the acquisition of Manoa Marketplace, as well as higher proceeds related to the return of investment capital during 2015, which resulted from the completion of the Company's Waihonua condominium joint venture project.

Capital expenditures for the first half of 2016 totaled $99.8 million as compared to $20.4 million for the first half of 2015. Net cash flows used in investing activities for capital expenditures were as follows:

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Quarrying and paving	$5.4	$2.9	86.2%
Commercial real estate property acquisitions and improvements[1]	86.5	5.2	17X
Tenant improvements	2.4	4.3	(44.2)%
Agribusiness and other	5.5	8.0	(31.3)%
Total capital expenditures[2]	$99.8	$20.4	5X

[1]	2016 amounts include $82.4 million related to the acquisition of Manoa Marketplace.

[2]	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in the condensed consolidated statement of cash flows as operating activities.

Cash flows from financing activities were $27.3 million for the first half of 2016, as compared to cash flows used in financing activities of $94.9 million during the first half of 2015. The change from the prior year was primarily due to an increase in amounts borrowed under the Company's revolving senior credit facility during the six months ended June 30, 2016, principally related to the reverse 1031 acquisition of Manoa Marketplace.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and quarry and sugar inventory, totaled $108.7 million at June 30, 2016, an increase of $4.7 million from December 31, 2015, primarily due to an increase of $11.3 million in quarry and sugar inventories.

The Company also has revolving credit facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt as of June 30, 2016 was $620.0 million compared to $587.0 million as of December 31, 2015. The increase in debt of 5.6% during the first half of 2016 was primarily due to the acquisition of Manoa Marketplace in the first quarter of 2016. As of June 30, 2016, the Company had a total borrowing availability of $209.1 million under its revolving credit facilities.

Balance Sheet: The Company's working capital deficit increased by $8.6 million, or 26.7%, from $32.2 million as of December 31, 2015 to $40.8 million as of June 30, 2016. The increase in the working capital deficit is primarily due to a decrease in receivables and prepaid expenses and an increase in cessation related accruals, partially offset by increases in inventories and cash and cash equivalents and a decrease in accounts payable.

At June 30, 2016, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges: Sales - During the second quarter of 2016, the Company generated sales proceeds of approximately $59.3 million from the sales of the office properties in California and Utah, which qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases - During the first quarter of 2016, the Company acquired both the leasehold and leased fee interests of Manoa Marketplace, a retail center on Oahu for $82.4 million. The proceeds from the sales of the three Mainland properties that were completed during the second quarter have been applied to the Manoa Marketplace acquisition under a reverse 1031 transaction that qualifies for tax-deferral treatment under Internal Revenue Code 1031.

Proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2016, there were $1.2 million from tax-deferred sales that have not been designated for reinvestment.

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2016, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

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

The primary driver of growth for the Hawaii economy is tourism, which set an all-time record for visitor arrivals and expenditures for a fourth consecutive year in 2015. Year-to-date through May 2016, arrivals and expenditures increased by 3.1 percent and 1.0 percent, respectively, compared to the same period last year.

UHERO projects the value of real private building permits to grow by 8.9 percent for the full year, continuing its upward trend in 2016. The total value of statewide private building permits through May 2016 was $1.1 billion, a 38.9 percent decrease compared with the same period last year. The decrease was primarily related to a significant decline in condominium permitting on Oahu and the permitting of two hotels last year on Maui.

The median resale price for a single family home on Oahu year-to-date through June 2016 was $727,000, up 6.1 percent compared to the same period last year, and the median resale price of an Oahu condominium was $385,000, up 7.4 percent. Days on market for the same period remained low at 17 days for homes and 19 days for condominiums. Single-family resale prices and volumes on Maui improved for the first six months of 2016 compared to the same period last year. Although resales volumes on Kauai were positive through June of 2016, single-family resale prices were moderately lower than for the same period last year.

Oahu commercial real estate performance for the second quarter is detailed in the table below. Industrial vacancy continues to trend lower and office vacancy was relatively flat for the second quarter of 2016 compared to the second quarter of 2015. Retail vacancy rates were higher for the second quarter of 2016 due to the addition of a new wing at the Ala Moana Shopping Center at the end of 2015. Average asking rents have increased for the retail and office classes, but declined for industrial properties due to the quality of the remaining available industrial space in the market.

Property Type	Vacancy Rate for the Quarter Ended June 30, 2016	Vacancy Rate for the Quarter Ended June 30, 2015	Percentage Point Change	Average Asking Rent Per Square Foot Per Month for the Quarter Ended June 30, 2016	Average Asking Rent Per Square Foot Per Month for the Quarter Ended June 30, 2015	Percent Change
Retail	4.2%	3.8%	0.4	$3.97	$3.77	5.3%
Industrial	1.3%	2.0%	(0.7)	$1.13	$1.17	(3.4)%
Office	13.1%	13.0%	0.1	$1.70	$1.66	2.4%

Unemployment in June 2016 was 3.3 percent, down from 3.6 percent in June 2015, and below the national unemployment rate of 4.9 percent. Bankruptcy filings year to date through June 2016 were down by 14.1 percent compared to the same period of 2015. Foreclosures, however, were up slightly by 0.8 percent through May 2016 compared to last year.

The Company's Real Estate Leasing segment's operating profit and net operating income ("NOI") were up 6.5 percent and 4.2 percent1, respectively, for the second quarter of 2016, compared to the second quarter of 2015. As a result of this stronger-than-expected performance, the Company now projects full-year 2016 operating profit and NOI growth at 5 - 7 percent1 and 3 - 4 percent1, respectively, as compared to the previous guidance of NOI growth of two percent.

In Agribusiness, there are no updates to the Company’s previously provided outlook for the range of expected 2016 losses from operations. Due to the better-than-expected outlook for sugar cessation-related costs, the Company is improving its pre-tax cessation cost guidance range from $90 - $110 million to $75 - $90 million and, as a result, now expects the cessation, including Agribusiness segment cash flows, will be a cash positive event.

There are no updates to the Company's previously provided outlook for its Real Estate Development and Sales or Materials and Construction segments.

[1]	Refer to pages 24 and 25 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

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

Dividends: On July 22, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock, which will be paid on September 1, 2016 to shareholders of record as of August 8, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - 30, 2016	—	$—	—	—
May 1 - 31, 2016	—	$—	—	—
Jun 1 - 30, 2016	1,423	$38.49	—	—

[1]	Represents shares accepted in satisfaction of tax withholding obligations arising upon option exercises or the vesting of restricted stock units.

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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, (v) Condensed Consolidated Statements of Equity for the six months ended June 30, 2016 and June 30, 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	July 28, 2016	/s/ Paul K. Ito
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, (v) Condensed Consolidated Statements of Equity for the six months ended June 30, 2016 and June 30, 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure