Form 10-Q
period 2016-09-30
Alexander & Baldwin, Inc.
filed 2016-10-28
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of September 30, 2016:     49,019,748

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions, except per share amounts) (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
Operating Revenue:
Commercial real estate	$32.9	$33.0	$102.3	$100.5
Real estate development and sales	12.8	19.9	13.4	87.8
Materials and construction	52.1	51.0	144.8	165.3
Agribusiness	40.9	40.8	89.7	95.5
Total operating revenue	138.7	144.7	350.2	449.1
Operating Costs and Expenses:
Cost of commercial real estate	19.4	20.8	60.3	61.3
Cost of real estate development and sales	3.1	6.7	3.3	47.4
Cost of construction contracts and materials	41.0	40.7	114.9	134.1
Cost of agribusiness revenue	38.8	49.8	87.6	107.1
Selling, general and administrative	14.7	12.6	42.6	41.3
REIT evaluation costs	1.9	—	3.8	—
HC&S cessation costs	17.6	—	51.6	—
Gain on the sale of improved property	—	—	(8.0)	(1.9)
Total operating costs and expenses	136.5	130.6	356.1	389.3
Operating Income (Loss)	2.2	14.1	(5.9)	59.8
Other Income and (Expense):
Income related to joint ventures	0.1	2.9	3.5	30.7
Reductions in solar investments	(0.2)	(0.1)	(9.7)	(1.7)
Interest income and other	0.5	0.4	1.6	0.8
Interest expense	(6.4)	(6.5)	(20.1)	(20.2)
Income (Loss) Before Income Taxes	(3.8)	10.8	(30.6)	69.4
Income tax expense (benefit)	(2.4)	3.8	(21.6)	26.4
Net Income (Loss)	(1.4)	7.0	(9.0)	43.0
Income attributable to noncontrolling interest	(0.5)	(0.3)	(1.1)	(1.2)
Net Income (Loss) Attributable to A&B Shareholders	$(1.9)	$6.7	$(10.1)	$41.8

Earnings (Loss) Per Share (Note 4):
Basic - Net income (loss) available to A&B shareholders	$(0.03)	$0.11	$(0.19)	$0.83
Diluted - Net income (loss) available to A&B shareholders	$(0.03)	$0.11	$(0.19)	$0.82

Weighted Average Number of Shares Outstanding:
Basic	49.0	48.9	49.0	48.8
Diluted	49.0	49.4	49.0	49.3

Cash dividends per share	$0.06	$0.05	$0.18	$0.15

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions) (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
Net Income (Loss)	$(1.4)	$7.0	$(9.0)	$43.0
Other Comprehensive Income:
Unrealized interest rate hedging loss	—	—	(2.8)	—
Reclassification adjustment for interest expense included in net loss	0.2	—	0.2	—
Defined benefit pension plans:
Net gain (loss) and prior service cost	—	—	—	(0.8)
Amortization of prior service credit included in net periodic pension cost	(0.3)	(0.4)	(0.8)	(1.0)
Amortization of net loss included in net periodic pension cost	1.9	1.8	5.6	5.4
Income taxes related to other comprehensive income	(0.8)	(0.5)	(0.7)	(1.4)
Other Comprehensive Income	1.0	0.9	1.5	2.2
Comprehensive Income (Loss)	$(0.4)	$7.9	$(7.5)	$45.2
Comprehensive income attributable to noncontrolling interest	(0.5)	(0.3)	(1.1)	(1.2)
Comprehensive income (loss) attributable to A&B shareholders	$(0.9)	$7.6	$(8.6)	$44.0

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$5.8	$1.3
Accounts and other notes receivable, net	38.4	38.6
Contracts retention	12.4	11.5
Costs and estimated earnings in excess of billings on uncompleted contracts	16.6	16.3
Inventories	47.3	55.9
Income tax receivable	11.5	14.0
Prepaid expenses and other assets	12.6	14.9
Total current assets	144.6	152.5
Investments in Affiliates	430.8	416.4
Real Estate Developments	192.6	183.5
Property – net	1,256.1	1,269.4
Intangible Assets - net	55.8	54.4
Goodwill	102.3	102.3
Other Assets	42.0	63.8
Total assets	$2,224.2	$2,242.3
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$82.4	$90.4
Accounts payable	30.1	35.5
Billings in excess of costs and estimated earnings on uncompleted contracts	2.7	2.6
Accrued interest	3.9	5.5
Indemnity holdback related to Grace acquisition	9.3	9.3
HC&S cessation related liabilities - current	16.9	6.4
Accrued and other liabilities	36.2	35.0
Total current liabilities	181.5	184.7
Long-term Liabilities:
Long-term debt	523.9	496.6
Deferred income taxes	184.2	202.1
Accrued pension and postretirement benefits	58.6	59.7
Other non-current liabilities	49.6	60.5
Total long-term liabilities	816.3	818.9
Commitments and Contingencies (Note 3)
Redeemable Noncontrolling Interest	11.6	11.6
Equity:
Common stock	1,156.2	1,151.7
Accumulated other comprehensive loss	(43.8)	(45.3)
Retained earnings	98.7	117.2
Total A&B shareholders' equity	1,211.1	1,223.6
Noncontrolling interest	3.7	3.5
Total equity	1,214.8	1,227.1
Total liabilities and equity	$2,224.2	$2,242.3

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:	$48.4	$115.3
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(105.3)	(34.9)
Capital expenditures related to 1031 commercial property transactions	(6.2)	(1.3)
Proceeds from disposal of property and other assets	11.4	5.1
Proceeds from disposals related to 1031 commercial property transactions	59.3	25.2
Payments for purchases of investments in affiliates and investments	(36.0)	(22.5)
Proceeds from investments in affiliates	6.0	37.6
Change in restricted cash associated with 1031 transactions	16.2	(2.7)
Net cash provided by (used in) investing activities	(54.6)	6.5
Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	222.0	71.0
Payments of long-term debt and deferred financing charges	(191.1)	(182.1)
Payments under line-of-credit, net	(11.8)	(0.4)
Dividends paid	(8.8)	(7.4)
Distributions to non-controlling interest	(0.5)	(1.1)
(Tax withholding payments) proceeds from issuance of capital stock and other, net	0.9	(0.5)
Net cash provided by (used in) financing activities	10.7	(120.5)
Cash and Cash Equivalents:
Net increase for the period	4.5	1.3
Balance, beginning of period	1.3	2.8
Balance, end of period	$5.8	$4.1

Other Cash Flow Information:
Interest paid	$(22.1)	$(23.3)
Income taxes paid	$—	$(5.4)
Non-cash Investing Activities:
Land contributed into real estate joint venture	$—	$9.6
Capital expenditures included in accounts payable and accrued expenses	$7.7	$3.7

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the nine months ended September 30, 2016 and 2015
(In millions) (Unaudited)

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, January 1, 2015	48.8	$1,147.3	$(44.4)	$101.0	$10.9	$1,214.8	$—
Net income				41.8	1.2	43.0	—
Other comprehensive income, net of tax			2.2			2.2
Dividends paid on common stock ($0.15 per share)				(7.4)		(7.4)
Reclassification of redeemable noncontrolling interest					(8.5)	(8.5)	8.5
Adjustments to redemption value of redeemable noncontrolling interest				(1.3)		(1.3)	1.3
Share-based compensation		3.4				3.4
Shares issued or repurchased, net	0.1	(0.4)		—		(0.4)
Balance, September 30, 2015	48.9	$1,150.3	$(42.2)	$134.1	$3.6	$1,245.8	$9.8

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, January 1, 2016	48.9	$1,151.7	$(45.3)	$117.2	$3.5	$1,227.1	$11.6
Net (loss) income				(10.1)	0.2	(9.9)	0.9
Other comprehensive income, net of tax			1.5			1.5
Dividends paid on common stock ($0.18 per share)				(8.8)		(8.8)
Distributions to noncontrolling interest						—	(0.1)
Adjustments to redemption value of redeemable noncontrolling interest				0.8	—	0.8	(0.8)
Share-based compensation		3.1				3.1
Shares issued or repurchased, net	0.1	1.4		(0.4)		1.0
Balance, September 30, 2016	49.0	$1,156.2	$(43.8)	$98.7	$3.7	$1,214.8	$11.6

See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS

Alexander & Baldwin, Inc. ("A&B" or the "Company") is headquartered in Honolulu and operates four segments: Commercial Real Estate (formerly leasing); Real Estate Development and Sales; Agribusiness; and Materials and Construction.

Commercial Real Estate:  The Commercial Real Estate segment owns, operates and manages retail, office and industrial properties in Hawaii and on the Mainland. The Commercial Real Estate segment also leases urban land in Hawaii to third-party lessees.

Real Estate Development and Sales: The Real Estate Development and Sales segment generates its revenue through the investment in and development and sale of land and commercial and residential properties in Hawaii and through the sale of properties in the Company's Commercial Real Estate portfolio.

Agribusiness:  The Agribusiness segment produces bulk raw sugar, specialty food grade sugars and molasses; provides general trucking services, equipment maintenance and repair services; leases agricultural land to third parties; and generates and sells electricity to the extent not used in A&B’s Agribusiness operations. On December 31, 2015, the Company determined it would cease its Hawaiian Commercial & Sugar Company ("HC&S") sugar operations on Maui upon completion of its final harvest in 2016. See Note 14, "Cessation of HC&S Operations" ("Cessation") for further discussion regarding the Cessation and the related costs associated with such exit and disposal activities.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 is an update that addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of cash receipts and cash payments presentation and classification in the statement of cash flows. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3.	COMMITMENTS AND CONTINGENCIES

    Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 9 of the Company’s 2015 Form 10-K, included the following (in millions) as of September 30, 2016:

Standby letters of credit[1]	$12.7
Bonds related to real estate and construction[2]	$423.4

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

2    Represents bonds related to construction and real estate activities in Hawaii. Approximately $401.0 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties

(permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

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

On June 27, 2016, legislation giving the BLNR authority to grant holdover status of the revocable permits previously issued for a period not to exceed three years was signed into law by Hawaii's governor. The Company will continue to pursue a long-term lease of the state lands.

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

On March 9, 2016, two organizations filed a petition with the Water Commission to reconsider the IIFS established in 2014 for the four streams in West Maui in light of the announced closure of HC&S's sugar operations.  Previously, the parties involved in the petition, along with HC&S and the County of Maui, had entered into a settlement agreement on the IIFS for the four streams, and the Water Commission approved the settlement in 2014.  The Water Commission’s decision on the 2016 petition could require A&B to return more water to West Maui streams than the amount agreed to by the parties in the 2014 settlement. In a related proceeding, HC&S has applied for a water use permit to continue its use of water from these four West Maui streams for agricultural irrigation.

If the Company is not permitted to use sufficient quantities of stream waters, it could have a material adverse effect on the Company's pursuit of a diversified agricultural model in subsequent years.
In January 2013, the Environmental Protection Agency (“EPA”) finalized nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the “Boiler MACT” rule), which apply to HC&S's three boilers at the Puunene Sugar Mill. The initial deadline for compliance with the Boiler

MACT rule was January 2016, with full compliance required by July 29, 2016.  The Puunene Mill boilers have met the January compliance deadline, including applicable emissions limits and monitoring requirements.  Due to the impending end to sugar operations, however, the Company entered into an Administrative Order on Consent with the EPA under which HC&S was able to forego certain remaining compliance obligations (specifically, requirements relating to initial performance testing) on the condition that the boilers are permanently shut down at the end of 2016.

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

The following table provides a reconciliation of net income (loss) to net income (loss) available to A&B shareholders (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(1.4)	$7.0	$(9.0)	$43.0
Less: Income attributable to noncontrolling interest	(0.5)	(0.3)	(1.1)	(1.2)
Net income (loss) attributable to A&B shareholders	(1.9)	6.7	$(10.1)	$41.8
Less: Undistributed earnings (losses) allocated from redeemable noncontrolling interests	0.4	(1.3)	0.9	(1.3)
Net income (loss) available to A&B shareholders	$(1.5)	$5.4	$(9.2)	$40.5

The number of shares used to compute basic and diluted EPS is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Denominator for basic EPS – weighted average shares	49.0	48.9	49.0	48.8
Effect of dilutive securities:
Employee/director stock options and restricted stock units	—	0.5	—	0.5
Denominator for diluted EPS – weighted average shares	49.0	49.4	49.0	49.3

During each of the quarter and nine months ended September 30, 2016, anti-dilutive securities totaled 0.4 million shares. During the quarter and nine months ended September 30, 2015 there were no anti-dilutive securities outstanding.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money market funds. The fair values of these money market funds, based on market prices (level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at September 30, 2016 was $606.3 million and $630.7 million, respectively, and $587.0 million and $597.0 million at December 31, 2015, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (Level 2).

6.	INVENTORIES

Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.

Inventories at September 30, 2016 and December 31, 2015 were as follows (in millions):

	September 30, 2016	December 31, 2015
Sugar inventories	$14.9	$16.3
Asphalt	9.8	12.8
Processed rock, portland cement, and sand	12.3	12.2
Work in process	3.4	3.7
Retail merchandise	1.8	1.6
Parts, materials and supplies inventories	5.1	9.3
Total	$47.3	$55.9

7.	SHARE-BASED PAYMENT AWARDS

The following table summarizes the Company's stock option activity during 2016 (in thousands, except weighted average exercise price and weighted average contractual life):

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,098.6	$18.81
Exercised	(172.1)	$23.68
Outstanding, September 30, 2016	926.5	$17.91	3.3	$18,788
Exercisable, September 30, 2016	926.5	$17.91	3.3	$18,788

The following table summarizes non-vested restricted stock unit activity during 2016 (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2016	271.9	$37.74
Granted	154.3	$31.04
Vested	(69.0)	$38.00
Canceled	(56.3)	$39.28
Outstanding, September 30, 2016	300.9	$33.96

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

The fair value of the Company’s market-based awards is estimated using the Company’s stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted average assumptions:

	2016 Grants	2015 Grants
Volatility of A&B common stock	26.3%	29.5%
Average volatility of peer companies	27.7%	34.2%
Risk-free interest rate	1.1%	0.7%

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Share-based compensation expense (net of estimated forfeitures):
Restricted stock units	$1.0	$1.1	3.1	3.4
Total share-based compensation expense	1.0	1.1	3.1	3.4
Total recognized tax benefit	(0.5)	(0.4)	(1.1)	(1.1)
Share-based compensation expense (net of tax)	$0.5	$0.7	$2.0	$2.3

8.	RELATED PARTY TRANSACTIONS

Construction Contracts and Material Sales. The Company has contracts in the ordinary course of business, as a supplier, with members in entities in which the Company also is a member. Revenues earned from transactions with affiliates totaled approximately $1.8 million and $4.1 million for the quarters ended September 30, 2016 and 2015, respectively. Revenues earned from transactions with affiliates totaled approximately $6.0 million and $13.9 million for the nine months ended September 30, 2016 and 2015, respectively. Receivables from these affiliates were $0.5 million and $1.5 million at September 30, 2016 and 2015, respectively. Amounts due to these affiliates were $0.3 million and $0.1 million at September 30, 2016 and 2015, respectively.

Commercial Real Estate and Development. The Company has contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are owned by a director of the Company. Revenues earned from these transactions were immaterial for each of the quarters and nine months ended September 30, 2016 and 2015. Receivables from these affiliates were immaterial as of September 30, 2016 and 2015.
During the quarter ended September 30, 2016 and 2015, the Company recorded developer fee revenues of approximately $0.2 million and $0.2 million related to management and administrative services provided to certain unconsolidated investments in affiliates. Developer fee revenues recorded for the nine months ended September 30, 2016 and 2015 were $0.7 million and $2.7 million, respectively.

9.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost recorded for the three months ended September 30, 2016 and 2015 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Service cost	$0.8	$0.8	$—	$—
Interest cost	2.2	2.0	0.2	0.1
Expected return on plan assets	(2.5)	(2.8)	—	—
Curtailment	(0.2)	—	—	—
Amortization of prior service credit	(0.3)	(0.2)	—	—
Amortization of net loss	1.9	1.0	—	—
Net periodic benefit cost	$1.9	$0.8	$0.2	$0.1

The components of net periodic benefit cost recorded for the nine months ended September 30, 2016 and 2015 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Service cost	$2.4	$2.3	$0.1	$0.1
Interest cost	6.7	6.0	0.4	0.3
Expected return on plan assets	(7.5)	(8.3)	—	—
Curtailment	(0.7)	—	—	—
Amortization of prior service credit	(0.8)	(0.6)	—	—
Amortization of net loss	5.5	4.5	0.1	0.1
Net periodic benefit cost	$5.6	$3.9	$0.6	$0.5

10.	ACQUISITIONS

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

In connection with the Manoa Marketplace transaction, the Company incurred approximately $1.1 million of acquisition-related expenses during the nine months ended September 30, 2016. The costs are included in selling, general and administrative costs in the accompanying condensed consolidated statements of operations and are reported in the Development and Sales segment for segment reporting purposes.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2016 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Beginning balance, January 1, 2016	$(45.3)	$—	$(45.3)
Other comprehensive loss before reclassifications, net of tax	—	(1.6)	(1.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax	3.0	0.1	3.1
Ending balance, September 30, 2016	$(42.3)	$(1.5)	$(43.8)

The reclassifications of other comprehensive income components out of accumulated other comprehensive loss for the quarter and nine months ended September 30, 2016 and 2015 were as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
Details about Other Comprehensive Income Components	2016	2015	2016	2015
Amounts reclassified for interest expense included in net loss	$0.2	$—	$0.2	$—
Actuarial gain (loss)*	—	—	—	(0.8)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	1.9	1.8	5.6	5.4
Prior service credit*	(0.3)	(0.4)	(0.8)	(1.0)
Total before income tax	1.8	1.4	5.0	3.6
Income taxes	(0.8)	(0.5)	(1.9)	(1.4)
Other comprehensive income net of tax	$1.0	$0.9	$3.1	$2.2

*     These other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

12.	INCOME TAXES

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

During the second quarter, A&B invested $15.4 million in Waihonu Equity Holdings, LLC (“Waihonu”), an entity that operates two photovoltaic facilities with a combined capacity of 6.5 megawatts in Mililani, Oahu. The Company accounts for its investment in Waihonu under the equity method. The investment return from the Company's investment in Waihonu is principally composed of non-refundable federal and refundable state tax credits. The federal tax credits are accounted for using the flow through method, which reduces the provision for income taxes in the year that the federal tax credits first become available. During the second quarter of 2016, the Company recognized income tax benefits of approximately $8.7 million related to the non-refundable federal tax credits. During the quarter ended September 30, 2016, the Company recorded $2.9 million related to the refundable state tax credits in Income Tax Receivable, as well as a corresponding reduction to the carrying amount of its investment in Waihonu, in the condensed consolidated balance sheet.

For the quarter and nine month periods ended September 30, 2016 and 2015, the Company recorded non-cash reductions related to the Company's investments in Waihonu and KIUC Renewable Solutions Two ("KRS II"), a 12-megawatt solar farm on Kauai, in Reduction in Solar Investments in the accompanying condensed consolidated statement of operations as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Waihonu	$—	$—	$8.7	$—
KRS II	0.2	0.1	1.0	1.7
Total	$0.2	$0.1	$9.7	$1.7

The Company expects that future reductions to its investments in Waihonu and KRS II will be recognized as tax benefits are realized.

The Company's effective income tax rate for the nine months ended September 30, 2016 differed from the statutory rate primarily due to the non-refundable federal tax credits related to the Company's investment in Waihonu.

Subsequent to the separation from Matson, Inc. (formerly "Alexander & Baldwin Holding, Inc.") on June 30, 2012, the Company began reporting as a separate taxpayer. Upon separation, the Company's unrecognized tax benefits were reflected on Matson Inc.'s ("Matson") financial statements because Matson is considered the successor parent to the former Alexander & Baldwin, Inc. affiliated tax group. In connection with the separation, the Company entered into a Tax Sharing Agreement with Matson. As of September 30, 2016, the Company's liability for the indemnity to Matson in the event the Company's pre-separation unrecognized tax benefits are not realized was $0.1 million. As of September 30, 2016, the Company has not identified any material unrecognized tax positions.

The Company is subject to taxation by the United States and various state and local jurisdictions. As of September 30, 2016, the Company’s tax years 2012, 2013 and 2014 are open to examination by the tax authorities. In addition, tax year 2012, for which the Company was included in the consolidated tax group with Matson, is open to examination by the tax authorities in the Company's material jurisdictions. In addition, the 2011 tax year is also open to examination by California. The 2012 tax return for the Company on a standalone basis and the 2012 tax return for which the Company was included in the consolidated tax group with Matson are currently under examination by the Internal Revenue Service.

13.	Notes Payable and Long-Term Debt:
At September 30, 2016 and December 31, 2015, notes payable and long-term debt consisted of the following (in millions):

	2016	2015
Revolving Credit Loans, (2.2% for 2016 and 2.10% for 2015)	$68.0	$77.8
Term Loans:
3.90%, payable through 2024	71.5	75.0
6.90%, payable through 2020	65.0	75.0
3.88%, payable through 2027	50.0	50.0
5.55%, payable through 2026	46.0	47.0
5.53%, payable through 2024	28.5	31.5
5.56%, payable through 2026	25.0	25.0
4.35%, payable through 2026	22.0	23.4
4.15%, payable through 2024, secured by Pearl Highlands Center (a)	90.5	91.9
LIBOR plus 1.5%, payable through 2021, secured by Kailua Town Center III (b)	10.8	11.0
LIBOR plus 2.66%, payable through 2016, secured by The Shops at Kukui'ula (c)	35.2	37.0
LIBOR plus 2.63%, payable through 2016, secured by Kahala Estate Properties (d)	6.3	8.2
LIBOR plus 1.35%, payable through 2029, secured by Manoa Marketplace (f)	60.0	—
5.19%, payable through 2019	6.9	8.4
6.38%, payable through 2017, secured by Midstate Hayes	8.2	8.2
LIBOR plus 1.0%, payable through 2021, secured by asphalt terminal (e)	6.0	6.9
1.85%, payable through 2017	3.2	5.2
3.31%, payable through 2018	3.3	4.6
2.00%, payable through 2018	1.0	1.5
2.65%, payable through 2016	0.1	0.6
Subtotal	607.5	588.2
Less debt issuance costs	(1.2)	(1.2)
Total debt	606.3	587.0
Less current portion	(82.4)	(90.4)
Long-term debt	$523.9	$496.6

(a)	On December 1, 2014, the Company refinanced and increased the amount of the loan secured by Pearl Highlands Center.

(b)	Loan has a stated interest rate of LIBOR plus 1.5%, but is swapped through maturity to a 5.95% fixed rate.

(c)	Loan has an effective interest rate of 2.52% for 2016 and 2.83% for 2015.

(d)	Loan has an effective interest rate of 3.15% for 2016 and 2.82% for 2015.

(e)	Loan has a stated interest rate of LIBOR plus 1.0%, but is swapped through maturity to a 5.98% fixed rate.

(f)	Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.135% fixed rate.

On August 1, 2016, ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC (the "Borrowers"), wholly owned subsidiaries of the Company, entered into a $60 million mortgage loan agreement ("Loan") with First Hawaiian Bank ("FHB"). The Loan bears interest at LIBOR plus 1.35 percent and matures on August 1, 2029. The Loan requires interest-only payments for the first 36 months and principal and interest payments for the remaining 120 month term using a 25-year amortization period. A final principal payment of $41.7 million is due on August 1, 2029. The Company had previously entered into an interest rate swap with a notional amount of $60 million to fix the floating interest rate of a portion of the debt at an effective rate of 3.135 percent (see Note 16). The Loan is secured by Manoa Marketplace under a Mortgage, Security Agreement and Fixture Filing between the Borrowers and FHB, dated August 1, 2016.

14.	CESSATION OF HC&S SUGAR OPERATIONS
A summary of the pre-tax costs and remaining costs associated with the cessation is as follows (in millions):

	Charges Recognized During Quarter	Charges Recognized During YTD 2016	Cumulative Amount Recognized as of September 30, 2016	Range of Expected Remaining Cessation Charges		Total
				Low	High	Low	High
Employee severance benefits and related costs	$1.7	$6.7	$20.1	$2.9	$7.4	$23.0	$27.5
Asset write-offs and accelerated depreciation	14.5	40.6	49.8	10.2	17.2	59.0	66.0
Property removal, restoration and other exit-related costs	1.4	4.3	4.3	9.7	14.2	15.0	19.5
Total cessation costs	$17.6	$51.6	$74.2	$22.8	$38.8	$97.0	$113.0
A rollforward of the Cessation-related liabilities during the nine months ended September 30, 2016 is as follows (in millions):

	Employee Severance Benefits and Related Costs	Other Exit Costs[1]	Total
Balance at December 31, 2015	$13.4	$4.1	$17.5
Expense	7.1	1.2	8.3
Cash payments	(6.9)	(1.2)	(8.1)
Change in estimates[2]	(0.5)	—	(0.5)
Balance at September 30, 2016	$13.1	$4.1	$17.2
1 Includes asset retirement obligations of $4.1 million.
2 Changes in estimates primarily related to voluntary employee attrition which resulted in the forfeiture of severance and related benefits.

The Cessation-related liabilities were included in the accompanying condensed consolidated balance sheets as follows (in millions):

	Classification on Balance Sheet	September 30, 2016	December 31, 2015
Current:
Employee severance benefits and related costs	HC&S Cessation Related Liabilities - Current	$13.1	$5.8
Other exit costs	HC&S Cessation Related Liabilities - Current	3.8	0.6
Total current portion		16.9	6.4
Long-term:
Employee severance benefits and related costs	Other Non-Current Liabilities	—	7.6
Other exit costs	Other Non-Current Liabilities	0.3	3.5
Total long-term portion		0.3	11.1
Total Cessation-related liabilities		$17.2	$17.5
The Company expects that the activities related to the Cessation will be substantially completed by the end of 2016.

15.    INVESTMENT IN AFFILIATES

The Company's investments in affiliates consisted of equity investments in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The Company’s operating results include its share of net earnings from its equity method investments. During 2015, the Company's Waihonua joint venture closed the remaining units and completed its project which resulted in $32.3 million of operating income and net income for the joint venture.

16.	DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its floating rate debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and floating rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
During the second quarter of 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of September 30, 2016 is as follows (dollars in millions):

			Notional Amount	Fair Value at
Effective Date	Maturity Date	Interest Rate	September 30, 2016	September 30, 2016	December 31, 2015	Balance Sheet Classification
April 7, 2016	August 1, 2029	3.135%	$60.0	$(2.7)	$—	Other non-current liabilities
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
Non-designated Hedges
As of September 30, 2016, the Company has two interest rate swaps that have not been designated as cash flow hedges whose key terms are as follows (dollars in millions):

Effective			Notional Amount	Fair Value at		Balance Sheet
Date	Maturity Date	Interest Rate	September 30, 2016	September 30, 2016	December 31, 2015	Classification
January 1, 2014	September 1, 2021	5.95%	$11.3	$(1.8)	$(1.7)	Other non-current liabilities
June 8, 2008	March 1, 2021	5.98%	$6.4	$(0.6)	$(0.8)	Other non-current liabilities
Total			$17.7	$(2.4)	$(2.5)

The following table represents the effect of the derivative instruments in the Company's condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of (gain) loss recognized in OCI on derivatives (effective portion)	$—	$—	$2.8	$—
Amount of (gain) loss reclassified from accumulated OCI into earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	(0.2)	—	(0.2)	—
Amount of (gain) loss on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—
Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized loss on derivatives recognized in earnings under "interest income and other"	$—	$0.5	$0.7	$0.9
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.

17.	SEGMENT RESULTS

Segment results were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
Revenue:
Real Estate:
Commercial real estate[1]	$32.9	$33.0	$102.3	$100.5
Development and sales	12.8	19.9	74.1	108.8
Reconciling item[2]	—	—	(60.7)	(21.0)
Materials and construction[1]	52.1	51.0	144.8	165.3
Agribusiness[1]	40.9	40.8	89.7	95.5
Total revenue	$138.7	$144.7	$350.2	$449.1
Operating Profit (Loss):
Real Estate:
Commercial real estate	$13.7	$12.5	$42.6	$39.6
Development and sales	6.6	11.2	7.8	57.5
Materials and construction	5.6	7.5	18.5	21.7
Agribusiness operations	1.9	(9.0)	1.7	(11.8)
HC&S cessation costs[3]	(17.6)	—	(51.6)	—
Total operating profit	10.2	22.2	19.0	107.0
Interest expense	(6.4)	(6.5)	(20.1)	(20.2)
General corporate expenses	(5.5)	(4.8)	(16.0)	(15.7)
REIT evaluation costs	(1.9)	—	(3.8)	—
Reduction in solar investments[4]	(0.2)	(0.1)	(9.7)	(1.7)
Income (loss) before income taxes	(3.8)	10.8	(30.6)	69.4
Income tax expense (benefit)	(2.4)	3.8	(21.6)	26.4
Net income (loss)	(1.4)	7.0	(9.0)	43.0
Income attributable to noncontrolling interest	(0.5)	(0.3)	(1.1)	(1.2)
Net income (loss) attributable to A&B	$(1.9)	$6.7	$(10.1)	$41.8

[1]	Inter-segment revenue during the each of the three and nine month periods ended September 30, 2016 and 2015 were immaterial.

[2]
Represents the sales of two California and one Utah property in June 2016 and a Colorado retail property in March 2015 and a Texas office building in June 2015 that are classified as "Gain on the sale of improved property" in the Condensed Consolidated Statements of Operations, but reflected as revenue for segment reporting purposes.

[3]	Costs related to the cessation of HC&S sugar operations. See Note 14.

[4]	Amounts represent reductions in the carrying values of the Company's solar investments. See Note 12.

18.	SUBSEQUENT EVENTS

On October 25, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per share of outstanding common stock, which will be paid on December 1, 2016 to shareholders of record as of November 7, 2016.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three and nine months ended September 30, 2016 and 2015.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the nine months ended September 30, 2016 and 2015, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•	Outlook: This section provides a discussion of management’s general outlook about the Hawaii economy and the Company’s markets.

•	Other Matters: This section provides a summary of other matters, such as officer and management changes.

BUSINESS OVERVIEW

A&B, whose history in Hawaii dates back to 1870 that conducts business in four operating segments—Commercial Real Estate; Real Estate Development and Sales; Agribusiness; and Materials and Construction. On October 25, 2016, the Company's Board of Directors approved a plan to perform an in-depth exploration of a potential conversion of the Company to a real estate investment trust (REIT).

Commercial Real Estate:  The Commercial Real Estate segment owns, operates and manages retail, office and industrial properties in Hawaii and on the Mainland. The Commercial real estate segment also leases urban land in Hawaii to third-party lessees.

Real Estate Development and Sales: The Real Estate Development and Sales segment generates its revenue through the investment in and development and sale of land and commercial and residential properties in Hawaii and through the sale of properties in the Company's commercial real estate portfolio.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Third quarter of 2016 compared with 2015

	Quarter Ended September 30,
(dollars in millions)	2016	2015	Change
Operating revenue	$138.7	$144.7	(4.1)%
Operating costs and expenses	136.5	130.6	4.5%
Operating income (loss)	2.2	14.1	(84.4)%
Other income (expense)	(6.0)	(3.3)	81.8%
Income (loss) before income taxes	(3.8)	10.8	NM
Income tax expense (benefit)	(2.4)	3.8	NM
Net income (loss)	(1.4)	7.0	NM
Income attributable to noncontrolling interest	(0.5)	(0.3)	66.7%
Net income (loss) attributable to A&B	$(1.9)	$6.7	NM

Basic earnings (loss) per share available to A&B	$(0.03)	$0.11	NM
Diluted earnings (loss) per share available to A&B	$(0.03)	$0.11	NM

The Company's consolidated operating revenue decreased $6.0 million, or 4.1%, to $138.7 million for the third quarter of 2016 as compared to the third quarter of 2015, reflecting a decline in revenue for Real Estate Development of $7.1 million, partially offset by an increase in Materials and Construction revenue of $1.1 million.

Consolidated operating costs and expenses for the third quarter of 2016 decreased $5.9 million, or 4.5%, to $136.5 million compared to the third quarter of 2015. Agribusiness operating expenses were lower than the third quarter of 2015, but were offset by costs related to the cessation of the HC&S sugar operations. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment. Operating costs and expenses for the third quarter of 2016 also included costs of $1.9 million related to the Company's evaluation of a potential REIT conversion.

The Company's other income (expense) was $(6.0) million in the third quarter of 2016 compared to $(3.3) million in the third quarter of 2015. The change in other income (expense) was primarily due to lower income from joint ventures in the third quarter of 2016, as compared to the same quarter in 2015.

The Company recorded income tax benefit of $2.4 million on a pre-tax loss of $3.8 million for the third quarter of 2016. The Company's effective tax rate for the third quarter of 2016 differs from the statutory rate primarily due to the impact of the federal tax credits from the Waihonu solar investment. During the third quarter of 2015, the Company recorded an income tax expense of $3.8 million and $10.8 million of pre-tax income.

Consolidated – First nine months of 2016 compared with 2015

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change
Operating revenue	$350.2	$449.1	(22.0)%
Operating costs and expenses	356.1	389.3	(8.5)%
Operating income (loss)	(5.9)	59.8	NM
Other income (expense)	(24.7)	9.6	NM
Income (loss) before income taxes	(30.6)	69.4	NM
Income tax expense (benefit)	(21.6)	26.4	NM
Net income (loss)	(9.0)	43.0	NM
Income attributable to noncontrolling interest	(1.1)	(1.2)	(8.3)%
Net income (loss) attributable to A&B	$(10.1)	$41.8	NM

Basic earnings (loss) per share available to A&B	$(0.19)	$0.83	NM
Diluted earnings (loss) per share available to A&B	$(0.19)	$0.82	NM

The Company's consolidated operating revenue decreased by $98.9 million, or 22.0%, to $350.2 million for the first nine months of 2016 as compared to the first nine months of 2015, reflecting a decline in revenue in each of the Real Estate Development and Sales, Materials and Construction, and Agribusiness segments. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first nine months of 2016 decreased by $33.2 million, or 8.5%, to $356.1 million compared to the first nine months of 2015. The overall decrease was primarily attributed to the Real Estate Development and Sales and the Materials and Construction operating segments, offset by an overall increase in costs for the Agribusiness segment due to the cessation of the HC&S sugar operations. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment. Operating costs and expenses for the first nine months of 2016 also included costs of $3.8 million related to the Company's evaluation of a REIT conversion.

Other income (expense) was $(24.7) million in the first nine months of 2016 compared to $9.6 million in the first nine months of 2015. The change was primarily attributable to $30.7 in earnings from joint ventures, primarily from the closing of unit sales at Waihonua, the Company's high-rise condominium joint venture project, in 2015, partially offset by larger reduction in solar investments in 2016.

The Company recorded an income tax benefit of $21.6 million on a pre-tax loss of $30.6 million for the first nine months of 2016, which included $8.6 million of non-refundable federal tax credits related to the Company's Waihonu solar investment. The Company's effective tax rate for the first half of 2016 differs from the statutory rate primarily due to the impact of the federal tax credits from the Waihonu solar investment. During the first nine months of 2015, the Company recorded income tax expense of $26.4 million on $69.4 million pre-tax income.

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

Commercial Real Estate – Third quarter of 2016 compared with 2015

	Quarter Ended September 30,
(dollars in millions)	2016	2015	Change
Commercial Real Estate segment operating revenue	$32.9	$33.0	(0.3)%
Commercial Real Estate segment operating costs and expenses	(18.9)	(20.3)	(6.9)%
Selling, general and administrative	(0.4)	(0.4)	—%
Other income	0.1	0.2	(50.0)%
Commercial Real Estate operating profit	$13.7	$12.5	9.6%
Operating profit margin	41.6%	37.9%
Operating Profit by location
Hawaii	$12.9	$11.2	15.2%
Mainland	0.8	1.3	(38.5)%
Total	$13.7	$12.5	9.6%
Net Operating Income[1]
Hawaii	$18.5	$16.4	12.8%
Mainland	2.6	4.0	(35.0)%
Total	$21.1	$20.4	3.4%
Leasable Space (million sq. ft.) at period end
Hawaii - improved	2.9	2.7
Mainland - improved	1.8	2.3
Total improved	4.7	5.0
Hawaii urban ground leases (acres)	105	106

[1]	Refer to pages 25 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Commercial Real Estate revenue of $32.9 million for the third quarter of 2016 approximated 2015. The increases in Hawaii same-store rents were offset by the cumulative impact of timing of sales and acquisitions subsequent to the third quarter of 2015. "Same-store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.

Operating profit and net operating income ("NOI") for the third quarter of 2016 increased 9.6% and 3.4%, respectively, than the third quarter of 2015, primarily due to increases in same-store rents and the timing of sales and acquisitions. Tenant improvement costs and leasing commissions were $1.2 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the quarter ended September 30, 2016 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	94%	93%	94%
Industrial	95%	91%	93%
Office	83%	87%	86%
Total	93%	90%	92%

Leasable space was approximately 4.7 million square feet as of September 30, 2016. The table below identifies sales and acquisitions between October 1, 2015 and September 30, 2016:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
12-15	Union Bank	84,000	1-16	Manoa Marketplace	139,300
6-16	Ninigret Office Park	185,500
6-16	Gateway Oaks	59,700
6-16	Prospect Park	163,300
	Total Dispositions	492,500		Total Improved Acquisitions	139,300

Same-store occupancy during the third quarter of 2016 was 92% as compared to 94% in 2015.

Commercial Real Estate – First nine months of 2016 compared with 2015

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change
Commercial Real Estate segment revenue	$102.3	$100.5	1.8%
Commercial Real Estate segment operating costs and expenses	(58.8)	(60.4)	(2.6)%
Selling, general and administrative	(1.2)	(1.3)	(7.7)%
Other income	0.3	0.8	(62.5)%
Commercial Real Estate operating profit	$42.6	$39.6	7.6%
Operating profit margin	41.6%	39.4%
Operating Profit by location
Hawaii	$38.7	$34.8	11.2%
Mainland	3.9	4.8	(18.8)%
Total	$42.6	$39.6	7.6%
Net Operating Income[1]
Hawaii	$55.3	$49.7	11.3%
Mainland	10.5	13.0	(19.2)%
Total	$65.8	$62.7	4.9%

[1]	Refer to pages 25 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

Commercial Real Estate segment revenue for the first nine months of 2016 was 1.8% higher than 2015, primarily due to the timing of sales and acquisitions activity and higher Hawaii same-store rents.

Operating profit and NOI were 7.6% and 4.9% higher, respectively, for the first nine months of 2016, as compared to same period last year primarily due to the timing of sales and acquisitions and higher same store rents. Tenant improvement costs and leasing commissions were $5.1 million and $7.0 million for the first nine months of 2016 and 2015, respectively.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the nine months ended September 30, 2016 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	94%	93%	94%
Industrial	95%	96%	96%
Office	82%	89%	88%
Total	93%	94%	93%

Same store occupancy for the nine months ended September 30, 2016 was 93%, as compared to 94% in 2015.

Use of Non-GAAP Financial Measures

The Company calculates NOI as operating profit, adjusted for general and administrative expenses, straight-line rental adjustments, interest income, interest expense, depreciation and amortization, and gains on sales of interests in real estate. NOI is considered by management to be an important and appropriate supplemental performance metric because management believes it helps both investors and management understand the ongoing core operations of our Commercial Real Estate segment excluding corporate and financing-related costs and noncash depreciation and amortization. NOI is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). NOI should not be considered as an alternative to GAAP net income, as an indicator of the Company's financial performance, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. Other real estate companies may use different methodologies for calculating NOI, and accordingly, the Company's presentation of NOI may not be comparable to other real estate companies. The Company believes that the Commercial real estate segment's operating profit is the most directly comparable GAAP measurement to NOI. A reconciliation of Commercial Real Estate segment operating profit to Commercial Real Estate segment NOI is as follows:

Reconciliation of Commercial Real Estate Operating Profit to NOI

	Quarter Ended September 30,
(dollars in millions)		2016			2015
	Hawaii	Mainland	Total	Hawaii	Mainland	Total	Change
Commercial Real Estate segment operating profit	$12.9	$0.8	$13.7	$11.2	$1.3	$12.5	9.6%
Adjustments:
Depreciation and amortization	5.4	1.6	7.0	5.0	2.4	7.4	(5.4)%
Straight-line lease adjustments	(0.5)	0.1	(0.4)	(0.8)	—	(0.8)	(50.0)%
General and administrative expenses	0.7	0.1	0.8	1.0	0.3	1.3	(38.5)%
Commercial Real Estate segment NOI	$18.5	$2.6	$21.1	$16.4	$4.0	$20.4	3.4%

	Nine Months Ended September 30,
(dollars in millions)		2016			2015
	Hawaii	Mainland	Total	Hawaii	Mainland	Total	Change
Commercial real estate segment operating profit	$38.7	$3.9	$42.6	$34.8	$4.8	$39.6	7.6%
Adjustments:
Depreciation and amortization	15.9	5.8	21.7	14.3	7.5	21.8	(0.5)%
Straight-line lease adjustments	(1.9)	0.3	(1.6)	(2.1)	—	(2.1)	(23.8)%
General and administrative expenses	2.6	0.5	3.1	2.4	0.7	3.1	—%
Other	—	—	—	0.3	—	0.3	(100.0)%
Commercial real estate segment NOI	$55.3	$10.5	$65.8	$49.7	$13.0	$62.7	4.9%

Real Estate Development and Sales – Third quarter of 2016 compared with 2015

	Quarter Ended September 30,
(dollars in millions)	2016	2015
Improved property sales revenue	$—	$—
Development sales revenue	3.3	19.6
Unimproved/other property sales revenue	9.5	0.3
Total Real Estate Development and Sales segment operating revenue	12.8	19.9
Cost of Real Estate Development and Sales	(3.1)	(6.7)
Operating expenses	(4.3)	(3.6)
Earnings (loss) from joint ventures	0.6	1.6
Other income	0.6	—
Total Real Estate Development and Sales operating profit	$6.6	$11.2

Real Estate Development and Sales – First nine months of 2016 compared with 2015

	Nine Months Ended September 30,
(dollars in millions)	2016	2015
Improved property sales revenue[1]	$60.7	$21.0
Development sales revenue	3.3	71.5
Unimproved/other property sales revenue	10.1	16.3
Total Real Estate Development and Sales segment operating revenue	74.1	108.8
Cost of Real Estate Development and Sales	(55.7)	(67.4)
Operating expenses	(12.8)	(11.1)
Earnings from joint ventures	1.0	26.2
Other income	1.2	1.0
Total Real Estate Development and Sales operating profit	$7.8	$57.5

[1]
Represents the sales of commercial properties that are classified as "Gain on the sale of improved property" in the Condensed Consolidated Statements of Operations, but reflected as revenue for segment reporting purposes.

Third quarter 2016: Real Estate Development and Sales operating revenue and operating profit were $12.8 million and $6.6 million, respectively. Sales included a Maui parcel and a residential property on Oahu. Operating profit also included the following joint venture unit sales: six units on Hawaii Island and one unit on Kauai, partially offset by joint venture expenses.

Third quarter 2015: Real Estate Development and Sales operating revenue and operating profit were $19.9 million and $11.2 million, respectively. Results included the sale of 11.0 acres at Maui Business Park Phase II to Lowe’s. Operating profit also included the following joint venture sales: seven units on Hawaii Island and 5 units on Kauai, partially offset by joint venture expenses.

First nine months 2016: Real Estate Development and Sales operating revenue and operating profit were $74.1 million and $7.8 million, respectively. Sales included two office properties in California, one office property in Utah, a Maui parcel, and a residential property on Oahu. Operating profit also included nine units on Hawaii Island and eight units on Kauai, partially offset by joint venture expenses.

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

MATERIALS AND CONSTRUCTION
Materials and Construction - Third quarter of 2016 compared with 2015

	Quarter Ended September 30,
(dollars in millions)	2016	2015	Change
Revenue	$52.1	$51.0	2.2%
Operating profit	$5.6	$7.5	(25.3)%
Operating profit margin	10.7%	14.7%
Depreciation and amortization	$2.9	$3.0	(3.3)%
Aggregate used and sold (tons in thousands)	158.1	180.5	(12.4)%
Asphaltic concrete placed (tons in thousands)	126.9	106.9	18.7%
Backlog[1,2] at period end	$242.5	$243.1	(0.2)%

[1]
Backlog represents the amount of revenue that the Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded or government contracts in which the Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction- and traffic-control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at September 30, 2016 and 2015 was $19.1 million and $18.9 million, respectively.

[2]	As of each of the quarters ended September 30, 2016 and 2015, backlog included $0.2 million and $0.4 million, respectively, of contractual revenue with related parties.
Materials and Construction revenue for the third quarter of 2016 increased $1.1 million, or 2.2%, as compared to the third quarter of 2015, primarily due to higher paving volume and higher aggregate sales prices per ton, partially offset by lower aggregate tons sold. Revenue during the third quarter of 2016 reflected approximately 158.1 thousand tons of aggregate used and sold and 126.9 thousand tons of asphaltic concrete placed, as compared to 180.5 thousand tons of aggregate used and sold and 106.9 thousand tons of asphaltic concrete placed during 2015. During the third quarter of 2016, Materials and Construction experienced 78.5 crew days that were rained out, as compared to 79 days during the third quarter of 2015. Backlog at the end of September 30, 2016 was $242.5 million, compared to $266.8 million as of June 30, 2016. The decrease in backlog from the second quarter of 2016 is primarily due to completed and billed work during the period. Backlog reasonably expected to be filled in the current fiscal year is $27.3 million.

Operating profit decreased $1.9 million, or 25.3%, for the third quarter of 2016 as compared to the third quarter of 2015, primarily due to a non-cash impairment of $1.6 million related noncash write-down of a surplus vacant parcel held by an unconsolidated affiliate.
Materials and Construction - First nine months of 2016 compared with 2015

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change
Revenue	$144.8	$165.3	(12.4)%
Operating profit	$18.5	$21.7	(14.7)%
Operating profit margin	12.8%	13.1%
Depreciation and amortization	$8.8	$8.8	—%
Aggregate used and sold (tons in thousands)	500.9	649.9	(22.9)%
Asphaltic concrete placed (tons in thousands)	331.7	338.8	(2.1)%
Materials and Construction revenue for the first nine months of 2016 decreased $20.5 million, or 12.4%, as compared to the first nine months of 2015, primarily due to lower paving volume due to adverse weather and the pace of notices to proceed, lower aggregate sales volume, and lower asphalt revenue per ton and volume, partially offset by higher aggregate sales prices per ton. Revenue during the first nine months of 2016 reflected approximately 500.9 tons of aggregate used and sold and 331.7 tons of asphaltic concrete placed. During the first nine months of 2016, Materials and Construction experienced 159 crew days that were rained out, as compared to 118 days during the first nine months of 2015. Materials and Construction revenue was $165.3 million for the first nine months of 2015, reflecting 649.9 tons of aggregate used and sold and 338.8 tons of asphaltic concrete placed.

Operating profit was $18.5 million for the first nine months of 2016, compared to $21.7 million for the first nine months of 2015. The decrease in operating profit is related principally to decreased paving activity and lower aggregate and other construction-related material sales volume, as well as a non-cash impairment of $1.6 million related noncash write-down of a surplus vacant parcel held by an unconsolidated affiliate, partially offset by increased aggregate production efficiencies and aggregate pricing.

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

Agribusiness – Third quarter of 2016 compared with 2015

	Quarter Ended September 30,
(dollars in millions)	2016	2015	Change
Revenue	$40.9	$40.8	0.2%
Operating profit (loss), excluding cessation costs	$1.9	$(9.0)	NM
Cessation costs	$(17.6)	$—	NM
Tons sugar produced	53,300	42,500	25.4%
Tons sugar sold (raw and specialty sugar)	60,000	58,000	3.4%

Agribusiness revenue for the third quarter of 2016 approximated the third quarter of 2015.

Agribusiness operating profit for the third quarter of 2016, excluding sugar cessation costs was $1.9 million as compared to an operating loss of $9.0 million for the third quarter of 2015. The variance from the prior year is primarily due to lower raw sugar production costs, partially offset by lower power margins. During the quarter ended September 30, 2016, the Agribusiness segment also recognized charges of $17.6 million related to the cessation of the HC&S sugar operations, which consisted of accelerated depreciation, severance and employee benefits, and other exit-related costs.

Tons of sugar produced for the third quarter of 2016 was 25.4% higher than the third quarter of 2015 primarily due to a greater number of acres harvested during the third quarter of 2016 as compared to 2015.

Agribusiness – First nine months of 2016 compared with 2015

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change
Revenue	$89.7	$95.5	(6.1)%
Operating profit (loss), excluding cessation costs	$1.7	$(11.8)	NM
Cessation costs	$(51.6)	$—	NM
Tons sugar produced	114,700	98,700	16.2%
Tons sugar sold (raw and specialty sugar)	112,500	126,000	(10.7)%

Agribusiness revenue for the first nine months of 2016 decreased $5.8 million, or 6.1%, as compared to the first nine months of 2015. The decrease was primarily due to lower sugar and power sales in 2016 as compared to 2015, partially offset by higher charter revenue and molasses sales.

Operating profit for the first nine months of 2016 was $1.7 million as compared to an operating loss of $11.8 million for the first nine months of 2015, primarily due to higher sugar margins during 2016, resulting from lower production costs. During the first nine months of 2016, the Agribusiness segment also recognized charges of $51.6 million related to the cessation of the HC&S sugar operations, which consisted of accelerated depreciation, severance and employee benefits, and other exit-related costs.

Tons of sugar produced during the nine months ended September 30, 2016 was 16.2% higher than in the nine months ended September 30, 2015, primarily due to an increase in the number of acres harvested. Sugar volume sold during the first nine months of 2016 was approximately 13,500 tons lower, or 10.7%, primarily due to one less raw sugar voyage completed during the first nine months of 2016 as compared to 2015.

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
Cash Flows: Cash flows from operating activities totaled $48.4 million for the nine months ended September 30, 2016 as compared to $115.3 million for the nine months ended September 30, 2015. The decrease in cash flows from operating activities is primarily attributed to lower operating revenue from the Real Estate Development and Sales segment which resulted in a decrease in real estate development sales proceeds of $60.0 million for the nine months of 2016 as compared to the nine months of 2015.

Cash flows used in investing activities totaled $54.6 million during the first nine months of 2016, as compared to cash flows provided by investing activities of $6.5 million during the first nine months of 2015. The decrease in cash flows from investing activities was primarily due to higher capital expenditures during 2016 as a result of the acquisition of Manoa Marketplace, as well as higher proceeds related to the return of investment capital during 2015, which resulted from the completion of the Company's Waihonua condominium joint venture project.

Capital expenditures for the first nine months of 2016 totaled $105.3 million as compared to $34.9 million for the first nine months of 2015. Net cash flows used in investing activities for capital expenditures were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change
Quarrying and paving	$7.1	$5.3	34.0%
Commercial real estate property acquisitions and improvements[1]	88.1	12.0	7X
Tenant improvements	3.0	5.4	(44.4)%
Agribusiness and other	7.1	12.2	(41.8)%
Total capital expenditures[2]	$105.3	$34.9	3X

[1]	2016 amounts include $82.4 million related to the acquisition of Manoa Marketplace.

[2]	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in the condensed consolidated statement of cash flows as operating activities.

Cash flows from financing activities were $10.7 million for the first nine months of 2016, as compared to cash flows used in financing activities of $120.5 million during the first nine months of 2015. The change from the prior year was primarily due to an increase in amounts borrowed under the Company's revolving senior credit facility during the nine months ended September 30, 2016, principally related to the reverse 1031 acquisition of Manoa Marketplace.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and inventory related to materials & construction and sugar operations, totaled $101.4 million at September 30, 2016, a decrease of $2.6 million from December 31, 2015, primarily due to a decrease of $4.4 million in quarry and sugar inventories, as well as a decrease of $3.4 million in other receivables, partially offset by a $4.5 million increase in cash and cash equivalents.

The Company also has revolving credit facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt as of September 30, 2016 was $606.3 million compared to $587.0 million as of December 31, 2015. The increase in debt of 3.3% during the first nine months of 2016 was primarily attributed to funding of real estate development investments and ongoing projects, commercial real estate improvements, maintenance capital expenditures, and financing of the Company's $15.4 million investment in the Waihonu solar investment. As of September 30, 2016, the Company had a total borrowing availability of $269.3 million under its revolving credit facilities.

Balance Sheet: The Company's working capital deficit increased by $4.7 million, or 14.6%, from $32.2 million as of December 31, 2015 to $36.9 million as of September 30, 2016. The increase in the working capital deficit is primarily due to a decrease in inventories and an increase in cessation related accruals, partially offset by decreases in current portion of long-term debt and accounts payable and an increase in cash and cash equivalents.

At September 30, 2016, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges: Sales - During the third quarter of 2016, the Company had no sales that qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

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

Proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2016, there were $1.2 million of cash proceeds related to tax-deferred sales that have been designated for reinvestment.

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2016, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

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

The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy is projected to produce real growth of 1.9 percent in 2016, and is expected to continue to grow at a similar pace for the next several years.

The primary driver of growth for the Hawaii economy is tourism, which set an all-time record for visitor arrivals and expenditures for a fourth consecutive year in 2015. Year-to-date through August 2016, arrivals and expenditures increased by 2.6 percent and 3.0 percent, respectively, compared to the same period last year.

Another important driver of the economy is construction. UHERO projects the value of real private building permits to decrease by 16.3 percent for the full year due to short-term volatility related to high-rise construction after several years of growth. Condo projects are approved with a single large permit, and as a result there can be large variances in the value of building authorizations depending on how many buildings happen to receive their permit in a given time period. UHERO expects the value of real private building permits to grow in 2017.

The median resale price for a single family home on Oahu year-to-date through September 2016 was $732,000, up 5.2 percent compared to the same period last year, and the median resale price of an Oahu condominium was $386,000, up 8.7 percent. Days on market for the same period remained low at 17 days for homes and 19 days for condominiums. Single-family resale prices on Maui improved 8.5 percent year-to-date through September 2016, while sales volumes were modestly lower, compared to the same period last year. Single-family resale prices and sales on Kauai were positive through September of 2016.

Oahu commercial real estate performance for the third quarter is detailed in the table below. Industrial and office vacancy trended lower for the third quarter of 2016 compared to the third quarter of 2015. Retail vacancy rates were higher for the third quarter of 2016, due to the closure of four Sports Authority stores on Oahu, as well as the opening of International Marketplace in Waikiki where more than 60 percent of the available space is under negotiation or construction. Average asking rents have increased for all asset classes.

Property Type	Vacancy Rate for the Quarter Ended September 30, 2016	Vacancy Rate for the Quarter Ended September 30, 2015	Percentage Point Change	Average Asking Rent Per Square Foot Per Month for the Quarter Ended September 30, 2016	Average Asking Rent Per Square Foot Per Month for the Quarter Ended September 30, 2015	Percent Change
Retail	5.5%	3.7%	1.8%	$3.94	$3.82	3.1%
Industrial	1.8%	2.2%	(0.4)%	$1.19	$1.16	2.6%
Office	12.4%	13.2%	(0.8)%	$1.71	$1.67	2.4%

Unemployment in September 2016 was 3.3 percent, down from 3.4 percent in September 2016, and below the national unemployment rate of 5.0 percent. Bankruptcy filings year to date through September 2016 were down by 12.3 percent compared to the same period of 2015. Foreclosures were down by 4.8 percent through August 2016 compared to last year.

As a result of favorable experience so far this year, full-year pre-tax operating losses and cessation costs are expected to be at the favorable end of their previously provided ranges—$(5)-$(15) million and $(75)-$(90) million, respectively.

There are no updates to the Company's previously provided outlook for its Commercial Real Estate, Development and Sales or Materials and Construction segments.

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

Dividends: On October 25, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per share of outstanding common stock, which will be paid on December 1, 2016 to shareholders of record as of November 7, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2016	—	$—	—	—
August 1 - 31, 2016	47,346	$40.53	—	—
September 1 - 30, 2016	—	$—	—	—

[1]	Represents shares accepted in satisfaction of tax withholding obligations arising upon option exercises.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.
ITEM 5. OTHER INFORMATION
On October 25, 2016, the Board approved the request of Stanley M. Kuriyama, to transition from executive Chairman of the Board of Directors, to non-executive Chairman of the Board, effective January 1, 2017.  For 2017, as Chairman of the Board of Directors, Mr. Kuriyama will receive annual cash compensation of $85,000 and be eligible to receive an equity grant in the amount of $135,000.
ITEM 6.  EXHIBITS

10.a.(xxxiv)	Promissory Note by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016.

10.a.(xxxv)
Mortgage, Security Agreement and Fixture Filing by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016.

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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, (v) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2016 and September 30, 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	October 28, 2016	/s/ Paul K. Ito
Paul K. Ito
Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

10.a.(xxxiv)	Promissory Note by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016.

10.a.(xxxv)
Mortgage, Security Agreement and Fixture Filing by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016.

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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, (v) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2016 and September 30, 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure