Form 10-K
period 2016-12-31
Alexander & Baldwin, Inc.
filed 2017-03-01
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
None
Number of shares of Common Stock outstanding at February 15, 2017:
49,081,500
Aggregate market value of Common Stock held by non-affiliates at June 30, 2016:
$1,664,895,532
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
Portions of Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders (Part III of Form 10-K)

TABLE OF CONTENTS

PART I

PART II

i

		Page
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	101

Item 9A.	Controls and Procedures	101

A.	Disclosure Controls and Procedures	101

B.	Internal Control over Financial Reporting	101

Item 9B.	Other Information	101

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	105

A.	Financial Statements	105

B.	Financial Statement Schedules	106

C.	Exhibits Required by Item 601 of Regulation S-K	109

Signatures		115

Consent of Independent Registered Public Accounting Firm		116

ii

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2016
PART I
ITEM 1. BUSINESS
Business and Strategy
Alexander & Baldwin, Inc. (“A&B” or the “Company”) is a Hawaii real estate company whose history in Hawaii dates back to 1870. Over time, A&B has evolved from a 571-acre sugar plantation on Maui to become one of Hawaii's premier real estate companies and the owner of the largest anchored strip retail center portfolio in the state. Following the separation from Matson, Inc. (NYSE: MATX) in mid-2012, the Company began implementing a focused strategy to concentrate its assets and operations in Hawaii where management is best able to employ its extensive local market knowledge and real estate expertise to create value for both shareholders and the community. Since 2012, the Company has made significant progress in concentrating its commercial portfolio in Hawaii ("Migration Strategy") such that the share of net operating income ("NOI") generated by its Hawaii commercial assets has grown from about 40 percent in 2012 to 85 percent in 2016. In addition to its 15 retail centers in Hawaii, the Company owns seven industrial assets, seven office properties and a portfolio of urban ground leases comprising 106 acres in Hawaii. On the U.S. mainland, the Company owns seven remaining commercial assets. Total portfolio gross leasable area (GLA) was 4.7 million square feet at the end of 2016.
As a result of A&B's agricultural history, the Company's assets include over 87,000 acres in Hawaii, making it the state's fourth largest private landowner (by acreage). The Company started a real estate development company in 1949 to develop the master-planned community of Kahului, Maui, providing homes for sale to its plantation employees. Today, A&B continues its real estate development activities and has a pipeline of over 1,500 residential and commercial units across Hawaii. In addition, through its wholly owned subsidiary, Grace Pacific LLC (“Grace”), the Company operates the largest materials and paving company in Hawaii.
The year 2016 brought significant changes in the Company's business. It began with the announcement that the Company would exit its sugar business after 146 years of sugar cultivation (completed in December 2016) and included the October 2016 announcement that the Company would conduct an in-depth evaluation of a potential conversion to a real estate investment trust (REIT), given its primary focus on Hawaii commercial real estate. In consideration of these two events, the Company completed an internal reorganization of its operations and reporting structure in the fourth quarter of 2016, which will facilitate operational efficiencies and enhance the execution of the Company’s businesses. Prior to October 1, 2016, the Company operated under four reportable operating segments: Commercial Real Estate, Real Estate Development & Sales, Materials & Construction, and Agribusiness. As a result of the reorganization, the Company’s former Real Estate Development & Sales and Agribusiness segments have been combined into the new Land Operations segment. Additionally, the following items were realigned in connection with the segment changes: (1) agricultural leases, which previously were included in the Commercial Real Estate segment, were reclassified to the Land Operations segment, (2) certain industrial leases, which previously were included in the former Agribusiness segment were reclassified to the Commercial Real Estate segment, (3) sales of commercial properties, which previously were included in the former Real Estate Development & Sales segment, were reclassified to the Commercial Real Estate segment, and (4) the Company's solar energy investments, which previously were presented as Corporate investments, were reclassified to Land Operations. A description of each of the Company's reporting segments follows:

•
Commercial Real Estate: includes leasing, property management, redevelopment and development-for-hold activities. Significant assets include improved commercial real estate and urban ground leases. Income from this segment is principally generated by leasing real estate assets.

•
Land Operations: includes planning, zoning, financing, constructing, purchasing, managing, selling, and investing in real property; leasing agricultural land; renewable energy; and diversified agribusiness. Primary assets include landholdings, renewable energy assets (investments in hydroelectric and solar facilities and power purchase agreements) and development projects. Income from this segment is principally generated by renewable energy operations, agricultural leases, select farming operations, development sales and fees, and parcel sales.

•
Materials & Construction: performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells asphaltic and ready-mix concrete; provides and sells various construction- and traffic-control-related products; and manufactures and sells precast concrete products. Assets include two grade A (prime) rock quarries, an asphalt storage terminal, paving hot mix plants and quarry and paving equipment. Income is generated principally by materials supply and paving construction.
Proportionately, the Commercial Real Estate segment represents 53 percent of the Company's business, Land Operations represents 30 percent and Materials & Construction represents 17 percent (determined by its share of 2016 identifiable assets from the three segments). Additional information about our business segments is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements," which are included elsewhere in this Form 10-K.
Strategically, the Company remains principally focused on:

•	Growing recurring income streams from its commercial real estate portfolio;

•	Employing landholdings at their highest and best use, including for diversified agribusiness purposes;

•	Entitling, planning, developing and selling real estate;

•	Leveraging its strong Materials & Construction's market position and vertical integration to increase earnings and cash flow; and

•	Continuing to practice disciplined and prudent financial management to maintain balance sheet strength and financial flexibility.
Key strategic activities and initiatives by segment are discussed below.
Commercial Real Estate Strategy
The Hawaii market benefits generally from strong economic underpinnings rooted in a resilient and high-performing tourism industry and high levels of military and government spending due to Hawaii's strategic defense location between the continental U.S. and Asia. With a high median income of $73,500, low unemployment of 2.9%, solid personal income growth of 2.7% and a low 12.1 square feet of retail GLA per capita on Oahu, the Hawaii commercial market is a high-quality market that compares favorably with other top-tier retail markets in the U.S., like Austin, Denver, and Boston. Similarly, given the severe shortage of industrial supply in Hawaii, market rents and per square foot values exceed those achieved in other U.S. markets, making Hawaii a high-performing industrial market. As a result of the Company's Migration Strategy, not only have its assets been concentrated where management is best able to enhance portfolio performance, but the overall asset quality of the portfolio has significantly improved.
To further enhance asset quality and increase the recurring income stream from the commercial portfolio, the Company intends to:

•	Complete the Migration Strategy primarily through the acquisition of high-quality retail, industrial and leased fee assets in Hawaii.

•	Optimize returns on A&B’s commercial portfolio.

◦	Redevelop properties where returns on incremental costs exceed market cap rates.

◦	Develop commercial assets for hold where returns on costs exceed market cap rates.

◦	Enhance marketing and leasing efforts to become the landlord of choice for high-quality retailers with a desire to enter the Hawaii market or to open multiple locations throughout the state.

◦	Migrate property management from an outsourced model to an in-house model to achieve enhanced accountability, more effective management, and cost efficiencies.

◦	Improve information technology platforms to support better decision making.
On October 25, 2016, the Company's Board of Directors approved the in-depth exploration of a potential conversion of the Company to a REIT. Conversion to a REIT could greatly enhance A&B’s ability to pursue its core strategy of investing in Hawaii assets and communities. In particular, the structure could provide A&B greater ability to compete on a level playing field with out-of-state investors for Hawaii commercial properties, positioning A&B to increase investment in the state.

Land Operations Strategy
A&B strives to maximize value in its landholdings by employing land at its highest and best use to the benefit of shareholders, employees, its communities and other key stakeholder groups. For a significant portion of A&B’s substantial Hawaii landholdings, this implies a wide spectrum of non-development uses, ranging from conservation/watershed to pasture to active farming, including diversified agriculture. While a majority of A&B’s landholdings has limited or no long-term urban development potential, these landholdings remain valuable for farming and other uses, such as providing access to natural resources or hydro-electric generation capability. Company initiatives to employ landholdings at their highest and best use include:

•	Transition the land related to the former Hawaiian Commercial & Sugar Company ("HC&S") sugar plantation to diversified agriculture.

◦	Operate and maintain plantation infrastructure, including roads, irrigation ditches and power distribution systems, among others.

◦	Pursue select farming operations.

◦	Lease land to diversified agricultural producers.

◦	Advance crop, livestock and bioenergy initiatives through trials to commercial operations, as merited.

◦	Maintain access to irrigation water to support current and future diversified agriculture activities.

•	Entitle and develop certain Hawaii lands to respond to market demand while meeting community needs.

•	Accelerate monetization of development assets.

◦	Actively market and sell available development inventory.

◦
Reassess development-for-sale portfolio to reduce risks and increase returns, which may include "staying the course" on certain, active projects to maximize value, or de-risking of capital through joint venture structures and selective monetization.

◦
Shift emphasis from long-term master-planned community developments to short-term developments. Continue opportunistic development on fully entitled lands, maintain financial discipline through careful assessment of market conditions/risks and prudent structuring of transactions. Maintain internal rates of return in the high-teens adjusted for risk assumed.

Materials & Construction Strategy
A&B owns over 800 acres in the state related to its quarrying operations, including 542 acres on Oahu's growing west side. A&B's Makakilo, Oahu quarry facility completed a multi-year capital improvement program in September 2015, including three crushing plants, which is expected to result in greater operational efficiencies and lower costs going forward. In addition to three Oahu plants, A&B owns strategically placed asphaltic concrete plants located throughout the state, including one quarry each on Maui, Kauai, Hawaii Island and Molokai.
A&B owns one of two operating quarries on the island of Oahu that has suitable grade A material required for the production of hot mix asphalt. A&B's Makakilo quarry is the only quarry located adjacent to the growing region on the west side of Oahu, which is expected to see significant growth over the next two decades. It is proximate to the first two phases of the Honolulu Rail Project and to more than 15,000 planned residential units and various commercial projects. Due to the high cost of transporting aggregate and the limited shelf life of asphaltic concrete once it is produced, A&B’s quarry and hot mix plant locations in west Oahu are ideally located to service the growth in the area for the foreseeable future.
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

To increase cash flow generated by this business, A&B intends to:

•	Leverage its vertically integrated business model and new, efficient quarrying equipment to lower costs.

•	Capitalize on its large, strategically located quarry adjacent to growing area on Oahu to incrementally grow revenues.

•	Identify areas throughout the organization to operate more efficiently and effectively.

Financial Strategy

The Company maintains a strong balance sheet with low levels of debt and adequate capacity to capitalize on opportunities with attractive risk-adjusted returns. To maintain a strong balance sheet and financial flexibility, the Company intends to:

•	Target a 5x - 6x net debt to EBITDA ratio over the long-term.

•	Ensure well-laddered debt maturities.

•	Maintain a high proportion of fixed-rate debt and longer weighted-average maturities.

•	Allocate capital in line with strategic priorities and to investments that have attractive risk-adjusted returns relative to market returns and the Company's internal cost of capital.

ITEM 2. PROPERTIES BY BUSINESS SEGMENTS
A.    Commercial Real Estate Segment
A summary of GLA and NOI percentage by geographic location and property type as of December 31, 2016 is as follows:

	GLA (square feet in millions)
	Hawaii	Mainland	Total
Retail	1.8	0.2	2.0
Industrial	0.9	1.2	2.1
Office	0.2	0.4	0.6
Total	2.9	1.8	4.7

	NOI% of Total NOI[1]
	Hawaii	Mainland	Total
Retail	53.8%	2.5%	56.3%
Industrial	13.4%	5.3%	18.7%
Office	4.5%	7.3%	11.8%
Ground	13.2%	—%	13.2%
Total	84.9%	15.1%	100.0%
[1] Refer to page 40 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
(1)    Hawaii Commercial Properties
A&B’s Hawaii commercial real estate portfolio consists of retail, industrial and office properties, comprising approximately 2.9 million square feet of GLA as of December 31, 2016. Most of the commercial properties are located on Oahu and Maui, with smaller holdings on Kauai and the Island of Hawaii. The average occupancy for the Hawaii portfolio was 93 percent in 2016, unchanged from 2015.
The Hawaii commercial properties owned as of year-end 2016 were as follows:

# of Properties	Property		Island	Year built / renovated	GLA at 12/31/16 (sq. ft.)	Leased %	Annualized Base Rent (ABR) ($ in 000s)	ABR per leased sq. ft.
	Retail					(a)
1	Pearl Highlands Center		Oahu	1992-1994	415,200	96	$9,478	$24.11
2	Kailua Retail		Oahu	1947-2014	316,400	97	9,186	29.96
3	Waianae Mall		Oahu	1975	170,300	86	2,701	18.39
4	Manoa Marketplace		Oahu	1977	139,300	98	4,492	33.79
5	Kaneohe Bay Shopping Center	(b)	Oahu	1971	124,800	100	2,872	22.90
6	Waipio Shopping Center		Oahu	1986,2004	113,800	98	2,901	26.12
7	Aikahi Park Shopping Center		Oahu	1971	98,000	82	1,313	16.50
8	The Shops at Kukui'ula		Kauai	2009	89,000	96	3,828	46.08
9	Lanihau Marketplace		Hawaii	1987	88,300	99	1,843	20.87
10	Kunia Shopping Center		Oahu	2004	60,600	80	1,769	37.98
11	Lahaina Square		Maui	1973	50,200	76	665	17.43
12	Kahului Shopping Center		Maui	1951	49,900	90	621	15.89
13	Napili Plaza		Maui	1991	45,700	89	1,117	27.46
14	Gateway at Mililani Mauka		Oahu	2008, 2013	34,900	92	1,678	51.21
15	Port Allen Marina Center		Kauai	2002	23,600	88	507	23.39
	Subtotal – Retail				1,820,000	93	$44,971	$26.67

	Industrial
16	Komohana Industrial Park	(c)	Oahu	1990	238,300	99	$2,552	$11.50
17	Kaka'ako Commerce Center		Oahu	1969	206,000	83	2,255	12.48
18	Waipio Industrial		Oahu	1988-1989	158,400	100	2,308	14.65
19	P&L Warehouse		Maui	1970	104,100	100	1,324	12.71
20	Kailua Industrial/Other		Oahu	1951-1974	68,800	96	847	13.27
21	Port Allen		Kauai	1983,1993	63,800	100	645	10.11
22	Harbor Industrial		Maui	1930	53,400	87	104	10.47
	Subtotal – Industrial				892,800	95	$10,035	$12.51

	Office
23	Kahului Office Building		Maui	1974	59,600	84	$1,400	$27.50
24	Gateway at Mililani Mauka South	(d)	Oahu	1992, 2006	37,100	97	1,419	41.14
25	Kahului Office Center		Maui	1991	33,400	88	769	26.06
26	Stangenwald Building		Oahu	1901, 1980	27,100	89	447	18.62
27	Judd Building		Oahu	1898, 1979	20,200	86	316	18.09
28	Maui Clinic Building		Maui	1958	16,600	31	119	25.60
29	Lono Center		Maui	1973	13,700	87	319	25.38
	Subtotal – Office				207,700	83	$4,789	$27.59
	Subtotal – Excluding Ground Leases				2,920,500	93	$59,795	$22.47

	Ground Leases
30	Kailua		Oahu	19 acres	—	—	—	—
31	Other Oahu		Oahu	23 acres	—	—	—	—
32	Neighbor Island	(e)	Neighbor Island	74 acres	—	—	—	—
	Subtotal - Ground Leases			116 acres	—	—	—	—
32	Total Hawaii				2,920,500	93	$59,795	$22.47

(a)	Represents the average percentage of space leased during the period referenced or A&B's ownership period, whichever is shorter.
(b)	A&B owns the leasehold improvements of this center and does not own the fee interest.
(c)	Includes ground lease income.
(d)	An 18,415-square-foot expansion was completed and added to the commercial portfolio in June 2016.
(e)	Includes 64 ground leased urban acres.

(2)    U.S. Mainland Commercial Properties
On the Mainland, A&B owns a portfolio of seven commercial properties, acquired primarily by way of tax-deferred 1031 exchanges and consisting of retail, industrial and office properties, comprising approximately 1.8 million square feet of leasable space as of December 31, 2016.
A&B’s Mainland commercial properties owned as of December 31, 2016 were as follows:

	Property	City/State	Year built / renovated	GLA at 12/31/16 (sq. ft.)	Leased % (a)	Annualized Base Rent (ABR) ($ in 000s)	ABR per leased sq. ft.
	Retail:
1	Little Cottonwood Center	Sandy, UT	1998, 2008	141,500	93	$1,514	$11.27
2	Royal MacArthur Center	Dallas, TX	2006	44,900	95	941	23.28
	Subtotal – Retail			186,400	94	$2,455	$14.05

	Industrial:
3	Midstate 99 Distribution Center	Visalia, CA	2002, 2008	790,200	94	$2,795	$4.21
4	Sparks Business Center	Sparks, NV	1996-1998	396,100	97	1,917	5.03
	Subtotal – Industrial			1,186,300	95	$4,712	$4.51

	Office:
5	1800 and 1820 Preston Park	Plano, TX	1997,1998	198,800	88	$3,085	$18.16
6	Concorde Commerce Center	Phoenix, AZ	1998	138,700	91	2,579	20.42
7	Deer Valley Financial Center	Phoenix, AZ	2001	126,600	81	1,566	16.87
	Subtotal – Office			464,100	90	$7,230	$18.59
	Total Mainland			1,836,800	93	$14,397	$8.95

(a)	Represents the average percentage of space leased during the period referenced or A&B's ownership period, whichever is shorter.
(3)    Tenant Concentrations
A&B’s top ten tenants as of December 31, 2016 were as follows:

Tenant	ABR ($ in 000s)	% of ABR	GLA (sq. ft.)	% of total GLA
Sam's Club	$3,307.9	4.5%	180,908	3.8%
CVS Corporation	2,623.5	3.5%	150,411	3.1%
United Healthcare Services, Inc.	2,216.1	3.0%	108,100	2.3%
Foodland Supermarket, Ltd. & related companies	1,832.0	2.5%	112,929	2.4%
24 Hour Fitness USA, Inc.	1,375.0	1.9%	45,870	1.0%
Albertsons Companies, Inc.	1,316.1	1.8%	168,621	3.5%
Whole Foods Market, Inc.	1,120.3	1.5%	31,647	0.7%
Office Depot, Inc.	1,016.7	1.3%	75,824	1.6%
Keystone Automotive Operations, Inc.	1,016.0	1.3%	230,300	4.8%
International Paper	977.7	1.3%	252,040	5.3%
Total	$16,801.3	22.6%	1,356,650	28.5%

(4)    Lease Expirations
The Company’s schedule of lease expirations for its Hawaii and U.S. Mainland commercial portfolio is as follows:

Total Improved Portfolio(a)
Expiration year	Number of leases	Sq. ft. of expiring leases	% of total leased GLA	ABR expiring ($ in 000s)	% of total ABR
2017	186	1,077,711	26.0	$14,700	19.1
2018	148	820,354	19.8	9,800	12.7
2019	134	540,188	13.0	12,400	16.1
2020	96	390,894	9.4	9,000	11.7
2021	97	479,485	11.6	10,600	13.7
2022	33	153,597	3.7	4,200	5.4
2023	26	163,378	3.9	2,600	3.4
2024	14	175,748	4.2	4,500	5.8
2025	21	58,481	1.4	2,500	3.2
2026	10	37,328	0.9	1,600	2.1
Thereafter	23	249,949	6.1	5,200	6.8
Total	788	4,147,113	100.0	$77,100	100.0
(a) Improved portfolio lease expirations and percentages of GLA and ABR do not include month-to-month leases.

The Company’s schedule of lease expirations for its ground leases is as follows:

Ground Lease Expirations
Expiration year	ABR expiring ($ in 000s)	% of total ABR
Month-to-month	$700	5.4
2017	1,200	9.3
2018	300	2.3
2019	500	3.9
2020	900	7.0
2021	900	7.0
2022	200	1.6
2023	—	—
2024	—	—
2025	—	—
2026	700	5.4
Thereafter	7,500	58.1
	$12,900	100.0

B.    Land Operations Segment
A&B's Land Operations segment creates value through actively managing and deploying the Company's land and real estate-related assets to their highest and best use. Primary activities of the Land Operations segment include leasing agricultural land, planning, zoning, financing, constructing, purchasing, managing, selling, and investing in real property; renewable energy; and diversified agribusiness.
(1)    Landholdings
As of December 31, 2016, A&B and its subsidiaries owned 87,218 acres, consisting of 87,093 acres in Hawaii and 125 acres on the U.S. Mainland as follows:

	Acres

	Maui	Kauai	Oahu	Molokai	Big Island	Hawaii Total Acres	Mainland Total Acres	Total Acres
Land under commercial properties/ urban ground leases	97	19	184	—	9	309	125	434
Land in active development	213	—	5	—	—	218	—	218
Land used in other operations	21	20	—	—	—	41	—	41
Land Operations
Urban land, not in active development/use	342	42	—	—	—	384	—	384
Agriculture	48,207	6,631	76	—	—	54,914	—	54,914
Agriculture in urban entitlement process	357	260	—	—	—	617	—	617
Conservation & preservation	15,855	13,309	639	—	—	29,803	—	29,803
Materials & Construction	1	—	542	264	—	807	—	807
Total landholdings	65,093	20,281	1,446	264	9	87,093	125	87,218
The table above does not include 997 acres under joint venture development that are shown below. An additional 2,500 acres on Maui, Kauai and Oahu are leased from third parties and are not included in any of the tables.

Joint Venture Projects as of December 31, 2016	Original Acres	Acres at December 31, 2016
Kukui'ula (Kauai, HI)	1,000	905
California joint ventures	75	75
Ka Milo (Big Island, HI)	31	10
Keala o Wailea (Maui, HI)	7	7
The Collection (Oahu, HI)	3	—
Total	1,116	997

Land Designation and Water:

The land related to the former HC&S sugar plantation consists of 43,300 acres, of which approximately 36,000 acres were actively used for the cultivation of sugar cane. As of December 31, 2016, the sugar operations have concluded, and the Company is transitioning to a diversified agriculture model, which will occur over a multi-year period.

On Kauai, approximately 3,000 acres are cultivated in coffee by Massimo Zanetti Beverage USA, Inc. on land leased from A&B. Additional acreage is leased to third-party operators, with uses ranging from seed corn cultivation to pasture land.

The Hawaii Legislature, in 2005, passed Important Agricultural Lands (“IAL”) legislation to fulfill the State's constitutional mandate to protect agricultural lands, promote diversified agriculture, increase the state’s agricultural self-sufficiency, and assure the long-term availability of agriculturally suitable lands. In 2008, the Legislature passed a package of incentives, which was necessary to trigger the IAL system of land designation. In 2009, A&B received approval from the State Land Use Commission for the designation of over 27,000 acres on Maui and over 3,700 acres on Kauai as IAL. These designations were the result of voluntary petitions filed by A&B.

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

Planning and Zoning:
The entitlement process for development of property in Hawaii is complex (involving numerous State and County regulatory approvals), lengthy (spanning multiple years) and costly (requiring costs to comply with the conditions for approval). For example, conversion of an agriculturally-zoned parcel usually requires the following approvals:

•	County amendment of the County Community/General Plan to reflect intended use;

•	State Land Use Commission approval to reclassify the parcel from the Agricultural district to the Urban district;

•	County approval to rezone the property to the precise land use desired.
The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, including, among others, requirements to construct infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, requirements to provide affordable housing and required phased development of projects.
A&B actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use for both investment and development. A&B designates a parcel as “fully entitled” or “fully zoned” when all of the above-mentioned land use approvals have been obtained.
(2)    Development-For-Sale Projects
The Company has an active development pipeline encompassing primary residential, resort residential and commercial units for sale across the State of Hawaii. The following is a summary of the Company’s real estate development for sale portfolio as of December 31, 2016:

							(Dollars in millions)
Project	Location	Product	Estimated Economic Interest	Units, acres or gross leasable sq. ft.	Units/ acres closed	Target price range per sq. ft.	Est. Project Cost	Capital Committed (JV)	Investment
			(a)				(b)	(c)
Residential units
Kamalani (Increment 1)	Kihei, Maui	Primary residential	100%	170 units	—	$400	$64	N/A	$18
Ka Milo at Mauna Lani	Kona, Hawaii	Resort residential	50%	137 units	86 units	$530-$800	$125	$16	$16
Keala o Wailea (MF-11)	Wailea, Maui	Resort residential	65%+/-5%	70 units	—	$600-$1,000	$64	$9	$9
The Collection	Honolulu, Oahu	Primary residential	90% +/-5%	465 units	451 units	$785	$281	$54	$54
Total							$534	$79	$97

Lot sales
Kahala Avenue Portfolio	Honolulu, Oahu	Residential	100%	30 lots	23 lots	$150-$385	$135	N/A	$134
Maui Business Park II	Kahului, Maui	Light industrial lots	100%	125 acres	30 acres	$38-$60	$77	N/A	$57
The Ridge at Wailea (MF-19)	Wailea, Maui	Resort residential	100%	9 lots (4.5 acres)	1 lot	$60-$100	$10	N/A	$9
Kukui'ula	Poipu, Kauai	Resort residential	85% +/- 5%	Up to 1,500 units (640 saleable acres)	145 lots	$40-$110	N/A	N/A	$301
Total							$222	—	$501

(a) Economic interest represents the Company's estimated share of distributions after return of capital contributions based on current forecasts of sales activity. Actual results could differ materially from projected results due to the timing of expected sales, increases or decreases in estimated sales prices or costs and other factors. As a result, estimated economic interests are subject to change.

(b) Includes land cost at book value and capitalized interest but excludes sales commissions and closing costs.
(c) Includes land cost at contribution value and total expected A&B capital contributed and to be contributed. The estimate includes due diligence costs and capitalized interest but excludes capital projected to be contributed by equity partners, third-party debt, and amounts expected to be funded from project cash flows and/or buyer deposits.

Kukui'ula: A&B’s largest active development project is Kukui'ula, a fully amenitized luxury resort residential master planned community in Poipu, Kauai. In April 2002, A&B entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc. ("DMB"), an Arizona-based developer of master-planned communities, for the development of Kukui'ula on 1,000 acres of A&B's historical landholdings. The project is planned for up to 1,500 resort residential units. As of December 31, 2016, total capital contributed to the joint venture by A&B was approximately $301 million, which included $30 million representing the value of land initially contributed by the Company. As of December 31, 2016, DMB has contributed approximately $193 million.
Various vertical construction programs are being pursued at Kukui'ula in joint ventures with five third-party developers. In 2016, the joint venture recorded 14 closings. An additional four units are under binding contracts as of December 31, 2016.

Maui Business Park: Maui Business Park II (“MBP II”) represents the second phase of the Company's Maui Business Park project in Kahului, Maui. MBP II is a light industrial project zoned for light industrial, retail and office use. As of December 31, 2016, approximately 95 saleable acres remain available.
Wailea: The Company's landholdings related to active, development-for-sale projects in Wailea, Maui, include the following projects:

•
At the Keala o Wailea (MF-11) project, A&B’s 70 multi-family unit joint venture development with Armstrong Builders, sitework construction commenced in December 2015. As of December 31, 2016, 49 units were under binding contracts. Closings are projected to commence in 2017.

•	At the Ridge at Wailea (MF-19) project, eight residential lots remain available for sale.
Kamalani: A&B’s Kamalani project is a 630-unit residential project on 95 acres in Kihei, Maui. Preliminary subdivision approval was secured in April 2015. Grading and site-work on the 170-unit Increment 1 commenced in 2016 and vertical construction on 34 workforce housing units commenced in February 2017, with initial closings projected by year-end.
Kahala Avenue Portfolio: The Kahala Avenue Portfolio, on Oahu, was acquired for $128 million in September and December 2013, and included a total of 30 properties in the prestigious Kahala neighborhood of East Honolulu. Through December 31, 2016, revenue from sales totaled $128.6 million. As of December 31, 2016, seven lots were available for purchase totaling approximately 210,000 square feet. The seven available properties include four higher-value oceanfront properties totaling approximately 175,000 square feet or 83% of the total square footage available for purchase.
(3)    Renewable Energy
    A&B has renewable hydroelectric and solar facilities on the island of Kauai, operated by McBryde Resources, Inc. (“McBryde”), and has two financial investments in solar projects on Kauai and Oahu.

In 2016, McBryde produced 28,099 MWH of hydroelectric power (compared with 27,600 MWH in 2015) and 10,700 MWH of solar power from its Port Allen Solar Facility (compared with 11,400 MWH in 2015). To the extent it is not used in A&B-related operations, McBryde sells electricity to Kauai Island Utility Cooperative (“KIUC”). Power sales in 2016 amounted to 30,783 MWH (compared with 30,800 MWH in 2015). The decrease in power sold was primarily due to higher internal power consumption.

In 2016, HC&S also generated a limited amount of hydroelectric power in connection with its final sugar harvest. To the extent it was not used in factory and farming operations, HC&S sold electricity under a power purchase agreement ("PPA") with Maui Electric. In 2016, HC&S produced and sold, respectively, approximately 84,700 megawatt hours (MWH) and 4,300 MWH of electric power (compared with 150,300 MWH produced and 51,100 MWH sold in 2015). The decrease in power sold was due to the 2015 amendment to the PPA that eliminated regularly scheduled dispatched power.

C.    Materials & Construction
(1)    Quarries and Quarry Facilities
Grace owns 542 acres in Makakilo, Oahu, approximately 200 acres of which are used for its quarrying operations. Approximately 900,000 tons of rock were mined and processed by Grace in 2016. The operation of the quarry is governed by special and conditional use permits, which allow Grace to extract aggregate through 2032. Grace also owns approximately 264 acres on Molokai, which are licensed to a third-party operator for quarrying operations.
Grace completed and placed into service its primary and secondary crushing plants at the Makakilo quarry during 2015. The new facilities have increased the productivity and efficiency of the operations, resulting in lower production costs. Total costs of approximately $43.0 million were incurred related to the quarry improvements.
(2)     Equipment
Grace owns approximately 530 pieces of on- and off-highway rolling stock, which consist of heavy duty trucks, passenger vehicles and various road paving, quarrying and operations equipment. Additionally, Grace owns approximately 550 pieces of non-rolling stock items used in its operations, such as generators, transit tankers, light towers, message boards and nuclear gauges. The Materials & Construction segment has six rock crushing plants and seven asphaltic concrete plants (three on Oahu, one on Maui, one on Kauai, one on Hawaii Island, and one on Molokai).

(3)    Backlog
As of December 31, 2016, total backlog, including the backlog of Grace, GPRS, GP/RM and Maui Paving, LLC, a 50-percent-owned non-consolidated affiliate, was approximately $242.9 million, compared to $226.5 million at December 31, 2015. For purposes of calculating backlog, the entire estimated revenue attributable to Grace's consolidated subsidiaries and the entire backlog of Maui Paving, which was approximately $15.0 million and $13.9 million at December 31, 2016 and 2015, respectively, was included. Backlog represents the amount of revenue that Grace and Maui Paving expect to realize on contracts awarded or government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory.
The length of time that projects remain in backlog can span from a few days for a small volume of work to approximately 36 months for large paving contracts and contracts performed in phases. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders.
Employees and Labor Relations
As of December 31, 2016, A&B and its subsidiaries had 806 regular full-time employees, as compared to 1,496 regular full-time employees in the prior year. The reduction in the number of employees from the prior year was primarily attributable to the cessation of the Company's sugar operations in 2016.  At the end of 2016, the Commercial Real Estate segment employed 50 regular full-time employees, Land Operations segment employed 101 regular full-time employees, the Materials & Construction segment employed 589 regular full-time employees, and the remaining full-time employees were employed in administration.  Approximately 54 percent of A&B's employees are covered by collective bargaining agreements with unions.
The 19 bargaining unit employees at KT&S are covered by a collective bargaining agreement with the ILWU that expires on March 31, 2018.  There are two collective bargaining agreements with 22 A&B Fleet Services employees on the Big Island and Kauai, represented by the ILWU.  Both the Kauai and Big Island agreements expire on August 31, 2017.
A collective bargaining agreement with the International Union of Operating Engineers AFL-CIO, Local Union 3 (“IUOE”) covers 195 of Grace’s employees, who are primarily classified as heavy duty equipment operators, paving construction site workers, quarry workers, truck drivers and mechanics. The agreement expires on September 2, 2019.
Collective bargaining agreements with Laborers International Union of North America Local 368 (“Laborers”) cover 201 Grace employees. The traffic and rentals Laborers’ agreement expires on August 31, 2018; the precast/prestress concrete Laborers’ agreement expires on August 31, 2019; and the Laborers' agreement with fence, guardrail and sign installation workers expires on September 30, 2019.

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
Risks Relating to A&B’s Business
Note: All references to “A&B” and "the Company" in this section refer to, and include, each segment and line of business comprising A&B, and any reference to any particular segment or line of business does not limit the foregoing.
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
There are numerous other developers, buyers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with A&B for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers of properties. Intense competition could lead to increased vacancies, decreased rents, sales prices or sales volume, or lack of development opportunities.
Grace competes in an industry that favors the lowest bid. An increase in competition, including out-of-state contractors competing for a limited number of projects available, could lead to lost bids and lower prices and volume. Grace also mines aggregate and imports asphalt for sale. Grace's customers could seek alternative sources of supply, similar to some of its competitors that are importing liquid asphalt and aggregate.
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
A&B’s credit facilities contain certain restrictive financial covenants. If A&B breaches any of the covenants and such breach is not cured in a timely manner or waived by the lenders, and results in default, A&B’s access to credit may be limited or terminated and the lenders could declare any outstanding amounts immediately due and payable.
Increasing interest rates would increase A&B’s overall interest expense.
Interest expense on A&B's floating-rate debt ($101.6 million of debt outstanding for the year ending December 31, 2016) would increase if interest rates rise.
A&B’s significant operating agreements and leases could be replaced on less favorable terms or may not be replaced.
A&B's various businesses have significant operating agreements and leases that expire at various points in the future. These agreements and leases may not be renewed or could be replaced on less favorable terms.
An increase in fuel prices may adversely affect A&B’s operating environment and costs.
Fuel prices have a direct impact on the health of the Hawaii economy. Increases in the price of fuel may result in higher transportation costs to Hawaii and adversely affect visitor counts and the cost of goods shipped to Hawaii, thereby affecting the strength of the Hawaii economy and its consumers. Increases in fuel costs also can lead to other non-recoverable, direct expense increases to A&B through, for example, increased costs of energy and petroleum-based raw materials used in the production of aggregate, and the manufacture, transportation, and placement of hot mix asphalt. Increases in energy costs for A&B’s leased real estate portfolio are typically recovered from lessees, although A&B’s share of energy costs increases as a result of lower occupancies, and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices also may increase the cost of construction, including delivery costs to Hawaii, and the cost of materials that are petroleum-based, thus affecting A&B’s real estate development projects.
Noncompliance with, or changes to, federal, state or local law or regulations may adversely affect A&B’s business.
A&B is subject to federal, state and local laws and regulations, including government rate, land use, environmental, and tax regulations. Noncompliance with, or changes to, the laws and regulations governing A&B’s business could impose significant additional costs on A&B and adversely affect A&B’s financial condition and results of operations. For example, the real estate segments are subject to numerous federal, state and local laws and regulations, which, if changed, or not complied with may adversely affect A&B’s business. The Company frequently utilizes Section 1031 of the IRS Code to defer taxes when selling qualifying real estate and reinvesting the proceeds in replacement properties. This often occurs when the Company sells bulk parcels of land in Hawaii or commercial properties in Hawaii or on the Mainland, all of which typically have a very low tax basis. A repeal of or adverse amendment to Section 1031, which has often been considered by Congress, could impose significant additional costs on A&B. A&B is subject to Occupational Safety and Health Administration regulations, Environmental Protection Agency regulations, and state and county permits related to its operations. The Materials and Construction segment is additionally subject to Mine Safety and Health Administration regulations. The Land Operations segment is subject the Hawaii Public Utilities Commission’s regulation of agreements between A&B and Hawaii’s utilities regarding the sale of electric power, and various county, state and federal environmental laws, regulations and permits governing farming operations and generation of electricity (including, for example, the use of pesticides).
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
As of December 31, 2016, approximately 54 percent of A&B's 806 regular full-time employees were covered by collective bargaining agreements with unions. A&B may be adversely affected by actions taken by employees of A&B or other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of the failure of A&B or other companies in its industry to negotiate collective bargaining agreements with such unions successfully. For example, in its Land Operations segment, A&B may be unable to complete construction of its projects if building materials or labor are unavailable due to labor disruptions in the relevant trade groups.
The loss of or damage to key vendor and customer relationships may impact A&B’s ability to conduct business and adversely affect its profitability.
A&B’s business is dependent on its relationships with key vendors, customers and tenants. The loss of or damage to any of these key relationships may impact A&B’s ability to conduct business and adversely affect its profitability.
Interruption, breaches or failure of A&B’s information technology and communications systems could impair A&B’s ability to operate, adversely affect its profitability and damage its reputation.
A&B is dependent on information technology systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns and security-threatening intrusions. Further, A&B may experience failures caused by the occurrence of a natural disaster or other unanticipated problems at A&B’s facilities. Any failure, or security breaches of, A&B’s systems could result in interruptions in its service or production, lower profitability and damage to its reputation.
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
Drought, greater than normal rainfall, hurricanes, low-wind conditions, earthquakes, tsunamis, floods, fires, other natural disasters, agricultural pestilence, or negligence or intentional malfeasance by individuals, may also adversely impact the conditions of the land and thereby harming the prospects for the Land Operations segment, including agribusiness-related activities, the Company's renewable energy operations, and A&B's land infrastructure and facilities, including dams and reservoirs.
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
The nature of A&B’s business exposes it to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to labor and employment matters, contractual disputes, personal injury and property damage, environmental matters, construction litigation, business practices, and other matters, as discussed in the other risk factors disclosed in this section. These disputes, individually or collectively, could harm A&B’s business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by A&B. For more information, see Item 3 entitled “Legal Proceedings.” As a real estate developer, A&B may face warranty and construction defect claims, as described below under “Risks Related to A&B’s Real Estate Activities.”
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
Risks Relating to A&B’s Real Estate Activities
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
Given the large scale of its agricultural landholdings on Maui and Kauai, many of the third parties to whom A&B leases land for agricultural purposes may be characterized as large scale commercial agricultural operations. Legislation passed on Kauai placed restrictions on the ability of such operations to use land within specified distances of highways, schools, oceans, streams, residences, parks, care homes, hospitals and other similar uses, to grow crops other than ground cover. This legislation also put significant restrictions regarding, and public notification obligations concerning, pesticide use on such operations and limited their ability to use genetically modified organism (GMO) crops. On Maui, similar legislation passed by a voter initiative placed a moratorium on the ability to farm GMO crops. In November 2016, the Kauai and Maui legislation was invalidated by the courts. If additional legislative agricultural restrictions are passed, such as restrictions on the use of pesticides, the ability of A&B to use or lease its lands for large scale agricultural purposes, and any rents that it can achieve for those lands, may be adversely affected.
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

•	the ability to transition from the sugar operations in an orderly and efficient manner;

•	the time required to prepare the land previously under sugar cane cultivation and ready it for a new purpose under the diversified model;

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

•
The Company's ability to access adequate, affordable and uninterrupted sources of water (see the "The lack of water for agricultural irrigation could adversely affect the operations and profitability of the Land Operations segment" risk factor below);

There is no assurance that the Company will be able to transition to and implement a new diversified agricultural model, which could have an adverse impact on the Company's results of operations.

The diversified agricultural model may not achieve the financial results expected.
The Company is currently evaluating several categories of replacement agricultural activities in the transition to the diversified model, including but not limited to energy crops, agroforestry, grass finished livestock operations, diversified food crops/agricultural park, and orchard crops. There is no assurance that the Company's replacement agricultural activities will be economically feasible or improve the Land Operations segment's operating results.

A&B’s power sales contracts could be replaced on less favorable terms or may not be replaced.
A&B’s power sales contracts expire at various points in the future and may not be replaced or could be replaced on less favorable terms, which could adversely affect Land Operations profitability.
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
Risks Relating to A&B’s Agribusiness-related Activities
The lack of water for agricultural irrigation could adversely affect the operations and profitability of the land Operations segment.

It is crucial for the Company's land to have access to sufficient, reliable and affordable sources of water in order to conduct any agricultural activity. As further described in “Legal Proceedings,” there are regulatory and legal challenges to the Company’s ability to divert water from streams in Maui. In addition, access to water is subject to weather patterns that cannot be reliably predicted. If A&B is limited in its ability to divert stream waters for its use or there is insufficient rainfall on an extended basis, it would have a significant, adverse effect on the utility of the land and our ability to employ the land in active agricultural use.

Risks Relating to A&B’s Materials and Construction Operations
A&B's Materials and Construction segment's revenue growth and profitability are dependent on factors outside of its control.
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

•	reduced spending by private sector customers resulting from poor economic conditions in Hawaii;

•	an increased number of competitors;

•	less success in competitive bidding for contracts;

•	a decline in transportation and logistical costs, which may result in customers purchasing material from sources located outside of Hawaii in a more cost-efficient manner;

•	limitations on access to necessary working capital and investment capital to sustain growth; and

•	inability to hire and retain essential personnel and to acquire equipment to support growth.
Economic downturns or reductions in government funding of infrastructure projects could reduce A&B's revenues and profits from its materials and construction businesses.
The segment's products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads, airport runways and similar projects. A&B's materials and construction businesses, including its aggregates business, are highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. A&B cannot be assured of the existence, amount and timing of appropriations for spending on these and other future projects, including state and federal spending on roads and highways. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects (including federal funding), and other competing priorities for available state, local and federal funds. State spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding. The segment is reliant upon contracts with the City and County of Honolulu, the State of Hawaii and the Federal Government for a significant portion of its revenues. If revenues and profits are impacted by economic downturns or reductions in government funding, the segment’s long-lived assets and goodwill may become impaired.
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
The majority of the Materials and Construction segment's revenues are derived from “quantity pricing” (fixed unit price) contracts. Approximately 40 percent of 2016 segment revenues and backlog are derived from “lump sum” (fixed total price) contracts. Quantity pricing contracts require the provision of line-item materials at a fixed unit price based on approved quantities irrespective of actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of actual quantities or actual costs. Expected profits on contracts are realized only if costs are accurately estimated and then successfully controlled. If cost estimates for a contract are inaccurate, or if the contract is not performed within cost estimates, then cost overruns may result in losses or cause the contract not to be as profitable as expected.
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
Due to the size and nature of the segment's construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of consolidated segment revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2016, approximately 90 percent of Grace's construction related revenue was generated from projects administered by the federal government, State of Hawaii, or the various counties in Hawaii where Grace served as general contractor or subcontractor. Similarly, segment backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. For example, the State of Hawaii comprised approximately 37 percent of Grace’s construction backlog at December 31, 2016. The loss of business from any such customer, or a default or delay in payment on a significant scale by a customer, could have an adverse effect on A&B's materials and construction businesses or results of operations.
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
Risks Relating to the Separation from Matson Navigation Company
If the Separation were to fail to qualify as tax-free for U.S. federal income tax purposes, then A&B, Matson, Inc. ("Matson") and the shareholders who received their shares of A&B common stock in the Separation could be subject to significant tax liability or tax indemnity obligations.
Prior to June 29, 2012, A&B’s businesses included Matson Navigation Company, a wholly owned subsidiary that provided ocean transportation, truck brokerage and intermodal services. As part of a strategic initiative designed to allow A&B to independently execute its strategies and to enhance and maximize its earnings, growth prospects and shareholder value, A&B made a decision to separate the transportation businesses from the Hawaii real estate and agriculture businesses. In preparation for the separation, A&B modified its legal-entity structure and became a wholly owned subsidiary of a newly created entity, Alexander & Baldwin Holdings, Inc. (“Holdings”). On June 29, 2012, Holdings distributed to its shareholders all of the shares of A&B stock in a tax-free distribution (the “Separation”). Holders of Holdings common stock continued to own the transportation businesses, but also received one share of A&B common stock for each share of Holdings common stock held at the close of business on June 18, 2012, the record date. Following the Separation, Holdings changed its name to Matson. On July 2, 2012, A&B began regular trading on the New York Stock Exchange under the ticker symbol “ALEX” as an independent, public company.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 3. LEGAL PROCEEDINGS
Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supplied a significant portion of the irrigation water used by the Company's HC&S division for its sugar operations. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the “4/10/15 Lawsuit”) alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment (“EA”). In December 2015, the BLNR decided to re-affirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by the three parties. In January 2016, the court in the 4/10/15 Lawsuit ruled that the renewals were not subject to the EA requirement but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to take an immediate appeal of this ruling. In May 2016, the Hawaii State Legislature passed House Bill 2501 which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 186 in June 2016.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii ("Water Commission") establish interim instream flow standards ("IIFS") in 27 East Maui streams that feed the Company's irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawaii Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Commission then authorized the appointment of a hearings officer for the contested case hearing and expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams in 23 hydrologic units. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015. On January 15, 2016, the Commission-appointed hearings officer issued his recommended decision on the petitions. The recommended decision would restore water to streams in 11 of the 23 hydrologic units. In March 2016, the hearings officer ordered a reopening of the contested case proceedings in light of the Company’s January 2016 announcement to cease sugar operations at HC&S by the end of the year and to transition to a new diversified agricultural model on the former sugar lands. In April 2016, the Company announced its commitment to fully and permanently restore all of the taro streams identified by the petitioners in their filings.

Re-opened evidentiary hearings will take place in the first half of 2017 and a final decision on the petitions from the Commission is not expected until at least the second quarter of 2017.

HC&S also used water from four streams in Central Maui (“Na Wai Eha”) to irrigate its agricultural lands in Central Maui.  Beginning in 2004, the Water Commission began proceedings to establish interim instream flow standards (IIFS) for the Na Wai Eha streams. Before the IIFS proceedings were concluded, the Water Commission designated Na Wai Eha as a surface water management area, meaning that all uses of water from these streams required water use permits issued by the Water Commission.  Following contested case proceedings, the Water Commission established IIFS in 2010, but that decision was appealed, and the Hawai`i Supreme Court remanded the case to the Water Commission for further proceedings.  The parties to the IIFS contested case settled the case in 2014.  Thereafter, proceedings for the issuance of water use permits commenced with over 100 applicants, including HC&S, vying for permits.  While the water use permit proceedings were ongoing, A&B announced the cessation of sugar cane cultivation at the end of 2016.  This announcement triggered a re-opening and reconsideration of the 2014 IIFS decision.  Reconsideration of the IIFS is taking place simultaneously with consideration of the applications for water use permits.

If the Company is not permitted to use sufficient quantities of stream waters, it would have a material adverse effect on the Company’s pursuit of a diversified agribusiness model in subsequent years and the value of the Company’s agricultural lands.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of February 14, 2017, there were 2,326 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.
The following performance graph compares the monthly dollar change in the cumulative shareholder return on the Company’s common stock:
Trading volume averaged 178,858 shares a day in 2016, 172,542 shares a day in 2015, and 203,642 shares a day in 2014.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange, were as follows:

	Dividends Paid Per Share	Market Price
		High	Low	Close
2015
First Quarter	$0.05	$43.33	$36.95	$43.18
Second Quarter	$0.05	$43.68	$39.12	$39.40
Third Quarter	$0.05	$40.00	$32.15	$34.33
Fourth Quarter	$0.06	$39.00	$33.87	$35.31

2016
First Quarter	$0.06	$37.83	$28.82	$36.68
Second Quarter	$0.06	$39.36	$32.94	$36.14
Third Quarter	$0.06	$42.80	$35.12	$38.42
Fourth Quarter	$0.07	$46.43	$36.98	$44.87
A&B increased the quarterly dividend rate by $0.01 in the fourth quarters of 2016 and 2015. Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B's financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.
A&B common stock is included in the Dow Jones U.S. Real Estate Index, the Russell 2000 Index, the Russell 3000 Index, the Dow Jones U.S. Composite Average and the S&P MidCap 400.
In October 2015, A&B's Board of Directors authorized A&B to repurchase up to two million shares of its common stock beginning on January 1, 2016. The authorization expires on December 31, 2017. No shares were repurchased in 2016, 2015, or 2014.
Securities authorized for issuance under equity compensation plans as of December 31, 2016, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	903,500	$17.78	1,186,541
Total	903,500	$17.78	1,186,541*

*	Under the 2012 Incentive Compensation Plan, 1,186,541 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.
The following are the Company's recent sales of equity securities and use of proceeds for the fourth quarter of fiscal year 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2016	2,190	$40.20	—	—
November 1-30, 2016	10,546	$42.64	—	—
December 1-31, 2016	2,656	$44.46	—	—
1 Represents shares accepted in satisfaction of tax withholding obligations arising upon option exercises.

ITEM 6. SELECTED FINANCIAL DATA
The following should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except per-share amounts):

	2016	2015	2014	2013 [1]	2012 [2]
Consolidated statements of operations data (in millions)[3]:
Net revenues	$387.5	$472.8	$456.3	$238.1	$102.5
Operating profit	$84.7	$145.8	$88.5	$28.7	$3.0
Income (loss) from continuing operations	$32.7	$60.8	$36.8	$5.4	$(7.4)
Income (loss) from discontinued operations, net of income taxes	$(41.1)	$(29.7)	$27.7	$29.4	$26.2
Net income (loss)	$(8.4)	$31.1	$64.5	$34.8	$18.8
Net income (loss) attributable to A&B Shareholders	$(10.2)	$29.6	$61.4	$34.3	$18.8

Capital expenditures[4,5,6]	$119.6	$44.7	$75.1	$505.3	$54.8

Depreciation and amortization[8]	$119.5	$55.7	$55.0	$41.7	$35.1

Earnings (loss) per share:[7]
Basic:
Continuing operations available to A&B Shareholders	$0.66	$1.15	$0.69	$0.11	$(0.17)
Discontinued operations available to A&B Shareholders	(0.84)	(0.61)	0.57	0.66	0.61
Basic earnings per share available to A&B Shareholders	$(0.18)	$0.54	$1.26	$0.77	$0.44
Diluted:
Continuing operations available to A&B Shareholders	$0.65	$1.14	$0.68	$0.11	$(0.17)
Discontinued operations available to A&B Shareholders	$(0.83)	(0.60)	0.57	0.65	0.61
Diluted earnings per share available to A&B Shareholders	$(0.18)	$0.54	$1.25	$0.76	$0.44

Cash dividends declared per common share	$0.25	$0.21	$0.17	$0.04	$—

	2016	2015	2014	2013	2012
Consolidated balance sheet data (in millions):
Investment in real estate and joint ventures	$1,573.9	$1,564.6	$1,639.9	$1,606.8	$1,203.4
Total assets[9]	$2,156.3	$2,242.3	$2,321.1	$2,274.7	$1,429.3
Total liabilities[9]	$932.3	$1,003.6	$1,107.3	$1,108.2	$519.2
Redeemable noncontrolling interest	$10.8	$11.6	$—	$—	$—
Total equity (includes noncontrolling interest)	$1,213.2	$1,227.1	$1,213.8	$1,166.5	$910.1
Long-term debt – non-current[9]	$472.7	$496.6	$632.0	$606.6	$220.4

SELECTED FINANCIAL DATA (CONTINUED)

[1]	2013 includes the results, capital expenditures, and depreciation and amortization of Grace from the acquisition date of October 1, 2013 through December 31, 2013.

[2]
The financial statements and related financial information pertaining to the year ended 2012 has been presented on a combined basis and reflect the financial position, results of operations and cash flows of the commercial real estate and land operations businesses and corporate functions of Alexander & Baldwin, Inc., all of which were under common ownership and common management prior to the Separation. The financial statements for periods prior to the Separation included herein may not necessarily reflect what A&B’s results of operations, financial position and cash flows would have been had A&B been a stand-alone company during the periods presented.

[3]	Amounts recast to reflect discontinued operations.
4 Represents gross capital additions to and acquisitions in or for the commercial real estate portfolio, including gross tax-deferred property purchases, but excluding the assumption of debt, that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

[5]
Excludes expenditures for real estate developments held for sale, which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows, and excludes investment in joint ventures classified as Cash Flows from Investing Activities. Operating cash flows for expenditures related to real estate developments were $15.2 million, $7.2 million, $41.7 million, $150.6 million, and $37.2 million for 2016, 2015, 2014, 2013 and 2012, respectively. Investments in real estate joint ventures were $20.8 million $25.8 million, $28.7 million, $22.2 million, and $17.4 million in 2016, 2015, 2014, 2013 and 2012, respectively.

6 Includes $21.8 million of capital in 2012 related to the Company’s Port Allen solar project before tax credits.
7 The computation of basic and diluted earnings per common share for all periods prior to Separation is calculated using 42.4 million, the number of shares of A&B common stock outstanding on July 2, 2012, which was the first day of trading following the June 29, 2012 distribution of A&B common stock to Holdings shareholders, as if those shares were outstanding for those periods. For all periods prior to Separation, there were no dilutive shares because no actual A&B shares or share-based awards were outstanding prior to the Separation.
8 Includes depreciation and amortization from discontinued operations.

[9]	Amounts recast to reflect the adoption of Financial Accounting Standards Update No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
We have made forward-looking statements in this Form 10-K that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "might," "should," "could" or the negative of these terms or similar expressions.
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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s results of operations for the three years ended December 31, 2016, 2015 and 2014.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the years ended December 31, 2016, 2015 and 2014, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•
Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements: This section provides a discussion of A&B’s contractual obligations and other commitments and contingencies that existed at December 31, 2016.

•	Quantitative and Qualitative Disclosures about Market Risk: This section discusses how A&B monitors and manages exposure to potential gains and losses associated with changes in interest rates.

•	Outlook: This section provides a discussion of management’s general outlook about its markets and A&B’s competitive position.

Business Overview
A&B, whose history dates back to 1870, is headquartered in Honolulu and operates through three reportable segments: Commercial Real Estate; Land Operations; and Materials and Construction. The Company's three reportable segments reflect an internal reorganization of the operations and reporting structure that the Company completed in the fourth quarter of 2016 in order to facilitate operational efficiencies and enhance the execution of the Company’s businesses. Prior to October 1, 2016, the Company operated under four reportable segments: Commercial Real Estate, Real Estate Development and Sales, Materials and Construction, and Agribusiness. As a result of the segment reorganization, the Company’s former Real Estate Development and Sales and Agribusiness segments have been combined into the new Land Operations reportable segment. Additionally, the following items were realigned in connection with the segment changes: (1) agricultural leases that previously were included in the Commercial Real Estate segment were reclassified to the Land Operations segment, (2) certain industrial leases that previously were included in the former Agribusiness segment were reclassified to the Commercial Real Estate segment, (3) sales of commercial properties that previously were included in the former Real Estate Development and Sales segment were reclassified to the Commercial Real Estate segment, and (4) the Company's solar energy investments that previously were presented as Corporate investments were reclassified to Land Operations. The financial information for all prior periods has been recast to correspond to these segment changes.
Commercial Real Estate
The Commercial Real Estate segment owns, operates and manages retail, industrial and office properties in Hawaii and on the Mainland. The Commercial Real Estate segment also leases urban land in Hawaii to third-party lessees.
Land Operations
The Land Operations segment actively manages the Company's land and real estate-related assets and deploys these assets to their highest and best use. Primary activities of the Land Operations segment include planning, zoning, financing, constructing, purchasing, managing, selling, and investing in real property; renewable energy; and diversified agribusiness activities. As a result of the previously mentioned segment realignment, the Company has reclassified the HC&S sugar operations, which completed its final harvest and ceased operations in December 2016, to the Land Operations segment and also presented the operations as discontinued operations for all periods.
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
During the fourth quarter of 2016, as a result of a change in its strategy for development activities, the Company recorded non-cash impairment charges of $11.7 million related to certain non-active, long-term development projects. The impairment loss recorded reduced the carrying amounts to the estimated fair value, reflecting the change to the Company’s development-for-sale strategy to de-risk its portfolio by not pursuing certain long-term projects that were not in active development and instead focus on projects with a shorter-term lifespan, generally 3 to 5 years. The impairment charges are presented within Impairment of real estate assets in the accompanying consolidated statements of operations. There were no material long-lived asset impairment charges recorded in 2015 or 2014.
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
The Company invested $23.8 million in 2014 and $15.4 million in 2016 in tax equity investments related to the construction and operation of (1) a 12-megawatt solar farm on Kauai and (2) two photovoltaic facilities with a combined capacity of 6.5 megawatts on Oahu, respectively. The Company recovers its investments primarily through tax credits and tax benefits, which are recorded in the Income tax expense (benefit) line item in the consolidated statements of operations. As these tax benefits were received and recognized, the Company recorded non-cash reductions of the investments' carrying value. For the years ended December 31, 2016 and 2015, the Company recorded net, non-cash reductions of the investments' carrying value of $9.8 million and $2.6 million, respectively.

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
If the results of the Company's step one test indicates that a reporting unit's estimated fair value is less than its carrying value, a step two analysis is performed. In the step two analysis, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. The implied value of goodwill is compared to the carrying value of goodwill. If the implied value of the goodwill exceeds the carrying value of goodwill, then goodwill is not considered to be impaired. If the implied value of goodwill is less than the carrying value of goodwill, the goodwill is considered to be impaired.

At December 31, 2016, the Company's goodwill totaled $102.3 million, primarily related to the 2013 acquisition of Grace Pacific. Of the total goodwill, $93.6 million relates to three reporting units in the Materials and Construction segment. The valuation of each reporting unit assumes that each is an unrelated business to be sold separately and independently from the other reporting units. As of the date of the last impairment test in the fourth quarter of 2016, the weighted average percentage (using reporting units’ carrying value) by which the fair values of the reporting units exceeded their carrying values was estimated to be between 7 and 8 percent. The Company's fair value estimate for reporting units include a number of assumptions, including increased levels of road infrastructure spending by governmental and private entities, expectations about the Company's share of governmental contracts, and material input and labor costs, among others. If actual revenues are lower (for example, due to a lower level of government or private contracts bid or won by the reporting units), or costs are higher than anticipated and cannot be recovered as part of the price of the work performed, as well as other factors that result in adverse changes in the key assumptions used in the fair value estimates mentioned above, the fair value of the Company's reporting units could be negatively impacted.
Revenue Recognition for Certain Long-Term Real Estate Developments
As discussed in Note 2 to the Consolidated Financial Statements, revenues from real estate sales are generally recognized when sales are closed and title, risks and rewards pass to the buyer. For certain real estate sales, A&B and its joint venture partners account for revenues on long-term real estate development projects that have continuing post-closing involvement, such as Kukui'ula, using the percentage-of-completion method. Following this method, the amount of revenue recognized is based on the percentage of development costs that have been incurred through the reporting period in relation to total expected development cost associated with the subject property. Accordingly, if material changes to total expected development costs or revenues occur, A&B’s financial condition or its future operating results could be materially impacted.

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
The benefit obligations for qualified pension and post-retirement plans, as of December 31, 2016, were determined using a discount rate of 4.2 percent. For A&B’s non-qualified benefit plans, the December 31, 2016 obligation was determined using a discount rate of 3.9 percent. The discount rate used for determining the year-end benefit plan obligation was generally calculated using a weighting of expected benefit payments and rates associated with high-quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled at December 31, 2016.
The expected return on plan assets assumption of 7.1 percent is principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability-driven investment strategy and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans.
As of December 31, 2016, A&B’s post-retirement obligations were measured using an initial 6.8 percent health care cost trend rate in 2016, and reducing that rate by approximately 0.3 percent each year through 2037, with an ultimate rate of 4.5 percent in 2037.
Lowering the expected long-term rate of return on A&B’s qualified plan assets by one-half of one percent would have increased pre-tax pension expense for 2016 by approximately $0.7 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by approximately $0.9 million. Additional information about A&B’s benefit plans is included in Note 11 to the Consolidated Financial Statements.
As of December 31, 2016, the market value of A&B’s defined benefit plan assets totaled approximately $143.1 million, compared with $146.2 million as of December 31, 2015. The recorded net pension liability was approximately $53.9 million as of December 31, 2016 and approximately $48.4 million as of December 31, 2015. A&B’s contributions to its pension plans were approximately $0.5 million in 2016 and $2.6 million in 2015. As of December 31, 2016 and 2015, the recorded net liability related to the Company's post-retirement plans was $11.9 million and $12.2 million, respectively.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the consolidated financial statements and related notes thereto. Amounts in this narrative are rounded to millions, but per-share calculations and percentages were calculated based on thousands. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different than the more accurate amounts included herein. As previously described, the financial information included in the following table and narrative reflects the segment realignment, as well as the presentation of the HC&S sugar operations as discontinued operations for all periods presented.

(dollars in millions, except per-share amounts)	2016	Chg.	2015	Chg.	2014
Operating Revenue	$387.5	(18.0)%	$472.8	3.6%	$456.3
Operating Costs and Expenses	345.9	(9.6)%	382.5	0.8%	379.6
Operating Income	41.6	(53.9)%	90.3	17.7%	76.7
Other Income (Expense)	(6.3)	NM	6.8	NM	(35.8)
Income Tax Expense (Benefit)	2.6	(92.8)%	36.3	9X	4.1
Income From Continuing Operations	32.7	(46.2)%	60.8	65.2%	36.8
Discontinued Operations (net of income taxes)	(41.1)	38.4%	(29.7)	NM	27.7
Net Income (Loss)	(8.4)	NM	31.1	(51.8)%	64.5
Income attributable to noncontrolling interest	(1.8)	20.0%	(1.5)	(51.6)%	(3.1)
Net income (loss) attributable to A&B	$(10.2)	NM	$29.6	(51.8)%	$61.4

Basic Earnings (Loss) Per Share - Continuing operations	$0.66	(43.0)%	$1.15	66.7%	$0.69
Basic Earnings (Loss) Per Share - Discontinued operations	$(0.84)	38.0%	$(0.61)	NM	$0.57
Net income (loss) available to A&B shareholders	$(0.18)	NM	$0.54	(57.1)%	$1.26
Diluted Earnings (Loss) Per Share - Continuing operations	$0.65	(43.0)%	$1.14	68.0%	$0.68
Diluted Earnings (Loss) Per Share - Discontinued operations	$(0.83)	38.3%	$(0.60)	NM	$0.57
Net income (loss) available to A&B shareholders	$(0.18)	NM	$0.54	(57.0)%	$1.25

2016 vs. 2015
Operating Revenue for 2016 decreased 18 percent, or $85.3 million, to $387.5 million, primarily due to lower revenue from the Land Operations and Materials and Construction segments, offset by increased revenue from the Commercial Real Estate segment. The reasons for business- and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Operating Costs and Expenses for 2016 decreased 10 percent, or $36.6 million, to $345.9 million, primarily due to lower operating expenses incurred by the Land Operations and Materials and Construction segments. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment. Operating costs and expenses for 2016 also included costs of $9.5 million related to the Company's evaluation of a potential REIT conversion.

Other Income (Expense) was $(6.3) million in 2016 compared with $6.8 million in 2015. The change in other income (expense) from the prior year was primarily due to $17.6 million lower income from joint ventures, a $7.2 million increase in the adjustment to reduce the carrying amount of tax equity solar investments, partially offset by the net gain on commercial property sales of $8.1 million during 2016, as compared to the net loss of $1.8 million on commercial property sales during 2015.
Income Taxes declined due to lower earnings in 2016 as compared to 2015. Income taxes also reflected a lower effective income tax rate for the year ended December 31, 2016 primarily driven by the non-refundable federal tax credit related to the Company’s solar investment.
Income attributable to noncontrolling interest increased $0.3 million in 2016 compared to 2015. The noncontrolling interest represents third-party minority interests in two entities consolidated by Grace and in which Grace owns a 70 percent and 51 percent share.
2015 vs. 2014
Operating Revenue for 2015 increased 3.6 percent, or $16.5 million, to $472.8 million, primarily due to increased revenue from the Land Operations and Commercial Real Estate segments, partially offset by lower revenue from the Materials and Construction segment. The reasons for business- and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Operating Costs and Expenses for 2015 increased 0.8 percent, or $2.9 million, to $382.5 million. Operating costs increased due to higher Land Operations and Commercial Real Estate segment costs, offset by lower Materials and Construction segment costs. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.
Other Income (Expense) was $6.8 million in 2015 compared with $(35.8) million in 2014. The change in other income (expense) was principally due to increased joint venture earnings from the closing of 329 Waihonua units in 2015, and a higher non-cash reduction in the carrying value of a tax equity investment in 2014. The Company made a $23.8 million investment in a 12-megawatt solar farm on Kauai ("KRS II") in July 2014, and the tax benefits associated with the KRS II investment are accompanied by non-cash reductions of the investment's carrying value. Tax benefits associated with the investment are included in the Income tax expense (benefit) line item in the consolidated statements of operations. Interest expense decreased by $2.2 million due to higher average debt levels in 2014 as a result of acquisitions made in late 2013.
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
During the fourth quarter of 2016, the Company completed an internal reorganization of its operations and reporting structure in order to facilitate operational efficiencies and enhance the execution of the Company’s businesses. Prior to October 1, 2016, the Company operated under four reportable operating segments: Commercial Real Estate, Real Estate Development and Sales, Materials and Construction, and Agribusiness. As a result of the segment reorganization, the Company’s former Real Estate Development and Sales and Agribusiness segments have been combined into the new Land Operations reportable segment. Additionally, the following items were realigned in connection with the segment changes: (1) agricultural leases that previously were included in the Commercial Real Estate segment were reclassified to the Land Operations segment, (2) certain industrial leases that previously were included in the former Agribusiness segment were reclassified to the Commercial Real Estate segment, (3) sales of commercial properties that previously were included in the former Real Estate Development and Sales segment were reclassified to the Commercial Real Estate segment, and (4) the Company's solar energy investments that previously were presented as Corporate investments were reclassified to Land Operations. The Company’s reportable segments, as realigned and presented, reflect the revised operational structure and internal management reporting. The financial information for all prior periods has been recast in the following segment tables and discussion to reflect these segment changes.
Commercial Real Estate
2016 vs. 2015

(dollars in millions)	2016	2015	Change
Commercial Real Estate segment revenue	$134.7	$133.6	0.8%
Commercial Real Estate operating costs and expenses	79.0	80.4	(1.7)%
Selling, general and administrative	3.0	1.8	66.7%
Other segment expense/(income)	(2.1)	(1.8)	16.7%
Commercial Real Estate operating profit	$54.8	$53.2	3.0%
Operating profit margin	40.7%	39.8%	2.3%
Net Operating Income[1]	$86.4	$84.0	2.9%
Gross Leasable Area (million sq. ft.) - Improved (at year end)
Hawaii - improved	2.9	2.7
Mainland - improved	1.8	2.2
Total improved	4.7	4.9
Hawaii urban ground leases (acres at year end)	106	106

[1]	Refer to page 40 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate revenue for 2016 was 0.8 percent higher than 2015, principally due to the revenue impact from the acquisitions of Manoa Marketplace (January 2016) and Aikahi Shopping Center leasehold improvements (May 2015), as well as improved performance from Hawaii properties, partially offset by the disposition of three Mainland properties in 2015 and three Mainland properties in 2016 as described in the acquisitions and dispositions table for 2016 and 2015.
Operating profit was 3.0 percent higher in 2016, compared with 2015, principally due to improved performance from Hawaii properties and the favorable impact from the previously mentioned Hawaii acquisitions, partially offset by the Mainland dispositions and higher selling, general and administrative expenses due to approximately $1.3 million of transaction costs primarily related to the acquisition of Manoa Marketplace in 2016.

The Company's commercial portfolio's weighted average occupancy summarized by geographic location and property type for the year ended December 31, 2016 was as follows:

Weighted average occupancy - percent	Hawaii	Mainland	Total
Retail	93%	94%	93%
Industrial	95%	95%	95%
Office	83%	90%	88%
Total portfolio	93%	93%	93%
Same-store occupancy in 2016 was 93 percent, and 94 percent in 2015. "Same-store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.
In 2016, the Company signed or renewed 142 leases or 708,318 square feet, at an average spread of 13.2%, and the change in average annual rental income on renewals, including tenant concessions, if any, as compared to the prior rental income was approximately 15 percent. Total tenant improvement costs and leasing commissions were $6.6 million in 2016 and $8.1 million in 2015.
Gross Leasable Area was 4.7 million square feet at December 31, 2016, as a result of the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
6-16	Ninigret Office Park	185,500	1-16	Manoa Marketplace	139,300
6-16	2868 Prospect Park	163,300	12-16	2927 East Manoa Road (Fee)	N/A
6-16	Gateway Oaks	59,700
	Total Dispositions	408,500		Total Acquisitions	139,300
2015 vs. 2014

(dollars in millions)	2015	2014	Change
Commercial Real Estate segment revenue	$133.6	$125.3	6.6%
Commercial Real Estate operating costs and expenses	80.4	78.0	3.1%
Selling, general and administrative	1.8	1.7	5.9%
Other segment expense/(income)	(1.8)	(2.0)	(10.0)%
Commercial Real Estate operating profit	$53.2	$47.6	11.8%
Operating profit margin	39.8%	38.0%
Net Operating Income[1]	$84.0	$77.7	8.1%
Gross Leasable Area (million sq. ft.) - Improved (at year end)
Hawaii - improved	2.7	2.6
Mainland - improved	2.2	2.5
Total improved	4.9	5.1
Hawaii urban ground leases (acres at year end)	106	115

[1]	Refer to page 40 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate revenue for 2015 was 6.6 percent higher than the amount reported for 2014, principally due to the revenue impact from the acquisitions of Kaka'ako Commerce Center (December 2014) and Aikahi Shopping Center leasehold improvements (May 2015), as well as improved performance from Hawaii properties, partially offset by the disposition of three Mainland properties in 2015 described in the acquisitions and dispositions table for 2015.

Operating profit was 11.8 percent higher in 2015, compared with 2014, principally due to improved performance from Hawaii properties and the favorable impact from the previously mentioned Hawaii acquisitions, partially offset by the three Mainland dispositions. Commercial real estate operating costs and expenses was approximately 3.1 percent higher year-over-year, as proceeds from commercial property sales under 1031 exchange transactions are reinvested in commercial properties at a higher relative book basis than the property sold.
Gross Leasable Area was 4.9 million square feet at December 31, 2015, and included the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
3-15	Wilshire Shopping Center	46,500	5-15	Aikahi Park Shopping Center leasehold improvements	98,000
5-15	San Pedro Plaza	171,900
12-15	Union Bank	84,000
	Total Dispositions	302,400		Total Acquisitions	98,000

Use of Non-GAAP Financial Measures
The Company calculates NOI as operating profit from continuing operations, less general, administrative and other expenses, straight-line rental adjustments, interest income, interest expense, and depreciation and amortization. NOI is considered by management to be an important and appropriate supplemental performance metric because management believes it helps both investors and management understand the ongoing core operations of our properties excluding corporate and financing-related costs and noncash depreciation and amortization. NOI is an unlevered operating performance metric and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). NOI should not be considered as an alternative to GAAP net income as an indicator of the Company's financial performance or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. Other real estate companies may use different methodologies for calculating NOI and, accordingly, the Company's presentation of NOI may not be comparable to other real estate companies. The Company believes that the Commercial Real Estate segment's operating profit from continuing operations is the most directly comparable GAAP measurement to NOI. A reconciliation of Commercial Real Estate operating profit to Commercial Real Estate segment NOI is as follows:
Reconciliation of Commercial Real Estate Operating Profit to NOI
(In Millions, Unaudited)

	2016	2015	2014
Commercial Real Estate segment operating profit before discontinued operations	$54.8	$53.2	$47.9
Less amounts reported in discontinued operations (pre-tax)	—	—	(0.3)
Commercial Real Estate segment operating profit after subtracting discontinued operations	54.8	53.2	47.6
Adjustments:
Depreciation and amortization	28.4	28.9	28.0
Straight-line lease adjustments	(2.1)	(2.3)	(2.7)
General, administrative and other expenses	5.3	4.2	4.5
Discontinued operations	—	—	0.3
Commercial Real Estate segment NOI	$86.4	$84.0	$77.7
Percent change over prior comparative period	2.9%

Land Operations
2016 vs. 2015 vs. 2014
Effect of Property Sales Mix on Operating Results: Direct year-over-year comparison of the Land Operations results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography, and timing, are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed property, due to the low historical cost basis of the Company’s Hawaii land. Consequently, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

(dollars in millions)	2016	2015	2014
Development sales revenue	$12.5	$75.0	$56.6
Unimproved/other property sales revenue	28.7	26.3	23.9
Agribusiness revenue[1]	20.7	18.9	16.2
Total Land Operations segment revenue	$61.9	$120.2	$96.7
Operating expenses	(59.4)	(88.9)	(89.2)
Impairment of real estate assets	(11.7)	—	—
Earnings from joint ventures	15.1	30.2	2.0
Other income	0.7	0.2	5.5
Total Land Operations operating profit[2]	$6.6	$61.7	$15.0
Land Operations operating profit margin	10.7%	51.3%	15.5%
1 During the fourth quarter of 2016, the Company ceased its sugar operations upon completing its final harvest, and as such the results of operations from the HC&S sugar business have been presented within discontinued operations for all periods presented. See discussion in Discontinued Operations for further information.
2 Operating profit includes the reduction in solar investments of $9.8 million, $2.6 million, and $14.7 million in 2016, 2015, and 2014 respectively, related to the Company's solar energy investments.
2016: Land Operations segment revenue was $61.9 million, principally related to the sales of three vacant parcels of $27.7 million on Maui, two residential lots on Oahu of $6.9 million, The Collection developer fee of $4.4 million, 0.5 acres at Maui Business Park II of $1.0 million, trucking service revenue, and power sales revenue.
Operating profit for the year ended December 31, 2016 included joint venture residential sales of 451 residential units at The Collection, 14 units at Kukui'ula on Kauai and 10 units at Ka Milo on the Island of Hawaii. The margin on these sales was partially offset by joint venture expenses. During the fourth quarter of 2016, as a result of a change in its strategy for development activities, the Company recorded non-cash impairment charges of $11.7 million related to certain non-active, long-term development projects. The impairment loss recorded reduced the carrying amounts to the estimated fair value, reflecting the change to the Company’s development-for-sale strategy to de-risk its portfolio by not pursuing certain long-term projects that were not in active development and instead focus on projects with a shorter-term investment period, generally 3 to 5 years. Operating profit includes the reduction of the Company's solar energy investments of $9.8 million in 2016.
2015: Land Operations segment revenue was $120.2 million, principally related to the sales of five residential lots on Oahu, 18.4 acres at Maui Business Park II, 10 parcels on Maui, three Kauai parcels, and a parcel in Santa Barbara, California.
Operating profit also included joint venture residential sales of 329 Waihonua condominium units on Oahu, 22 units at Kukui'ula on Kauai, 12 units at Ka Milo on the Island of Hawaii, and the one remaining unit at Kai Malu on Maui. The margin on these sales was partially offset by joint venture expenses. Operating profit includes the reduction of the Company's solar energy investments of $2.6 million in 2015.

2014: Revenue from Land Operations, was $96.7 million, principally related to the sale of seven residential lots on Oahu, 7.2 acres at Maui Business Park II, a 6.4-acre parcel at Wailea resort on Maui and 11 parcels on Maui.
Operating income included returns from the Company’s investment in the 205-unit One Ala Moana condominium on Oahu. Operating profit also included joint venture residential sales of 14 units at Kukui'ula on Kauai, 15 residential units at Ka Milo on the Island of Hawaii, two units at Kai Malu on Maui and 12 residential units at the Waihonua condominium on Oahu. The margin on these sales was partially offset by joint venture expenses. Operating profit includes the reduction of the Company's solar energy investments of $14.7 million in 2014.
Discontinued Operations The revenue, operating profit (loss), and after-tax effects of discontinued operations for 2016, 2015 and 2014 were as follows (in millions):

	2016	2015	2014
Sugar operations revenue (Land Operations Segment)	$98.4	$97.7	$103.7
Commercial real estate revenue (Commercial Real Estate segment)	—	—	0.3
Total revenue from discontinued operations	$98.4	$97.7	$104.0

Gain on sale of income-producing properties, net	$—	$—	$55.9
Commercial real estate operating profit	—	—	0.3
Total commercial real estate operating profit before taxes	$—	$—	$56.2

Operating profit (loss) from sugar operations	$10.9	$(26.9)	$(12.1)
Sugar operations cessation costs	(77.6)	(22.6)	—
Total land operations segment operating loss	$(66.7)	$(49.5)	$(12.1)

Total operating profit (loss) before income taxes	$(66.7)	$(49.5)	$44.1
Income tax benefit (expense)	25.6	19.8	(16.4)
Income (loss) from discontinued operations	$(41.1)	$(29.7)	$27.7
2016: Loss from discontinued operations increased by $11.4 million from the prior year primarily due to an increase in sugar cessation charges of $77.6 million recognized during 2016 related to the cessation of the HC&S sugar operation, offset by improved results of operations related to the final harvest. The cessation charges included asset write-offs and accelerated depreciation, employee severance benefits and related costs, and property removal, restoration and other exit-related costs. See Note 18, "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities. The improved results of sugar operations were primarily due to lower overall production costs and higher sugar margins.
2015: Loss from discontinued operations during 2015 reflected the results of the Company's HC&S sugar operations. During 2015, the HC&S sugar operations incurred an operating loss of $26.9 million primarily due to low raw sugar margin as a result of low production and low power margin due to low pricing and volume. The cessation charges of $22.6 million recognized during 2015 consist of employee severance benefits and related costs, as well as asset write-offs for certain fixed assets. There were no commercial property sales in 2015 that were classified as discontinued operations pursuant to Financial Accounting Standards Board Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
2014: Income from discontinued operations during 2014 included Commercial Real Estate operating profit related to the sale of Maui Mall, a commercial retail property in Hawaii, during the first quarter of 2014, partially offset by an operating loss related to the Company's sugar operations. The operating loss related to the sugar operations was primarily attributed to low sugar production as a result of low acres harvested due to inclement weather during the harvesting season.

Materials and Construction
2016 vs. 2015

(dollars in millions)	2016	2015	Change
Revenue	$190.9	$219.0	(12.8)%
Operating profit	$23.3	$30.9	(24.6)%
Operating profit margin	12.2%	14.1%	(13.5)%
Depreciation and amortization	$11.7	$11.6	0.9%
Aggregate produced (tons in thousands)	918.2	759.1	21.0%
Aggregate used and sold (tons in thousands)	696.1	840.2	(17.2)%
Asphaltic concrete placed (tons in thousands)	444.9	466.7	(4.7)%
Backlog[1,2]	$242.9	$226.5	7.2%
[1]   Backlog represents the amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded or government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is believed to be perfunctory. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction- and traffic-control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at December 31, 2016 and 2015 was $15.0 million and $13.9 million, respectively.

2 As of the years ended December 31, 2016 and 2015, backlog included $1.3 million and $2.2 million, respectively, of contractual revenue with related parties.
Materials and Construction revenue was $190.9 million in 2016, compared to $219.0 million in 2015. Revenue declined 12.8 percent primarily due to a reduction in the price of asphalt sold due to the decline in oil prices and lower material and construction volumes and unit prices. During 2016, Materials and Construction experienced 232.5 crew days that were rained out, as compared to 175.5 days during 2015, which negatively impacted paving volume. Unit prices for paving decreased due to competitive pressures. Backlog at the end of December 31, 2016 was $242.9 million, compared to $226.5 million as of December 31, 2015. Backlog reasonably expected to be filled within the next fiscal year is $178.0 million.
Operating profit was $23.3 million for 2016, compared to $30.9 million for 2015. The decrease was primarily related to decreased paving, quarrying, and material sales, as well as lower earnings from a materials joint venture, partially offset by higher asphalt sales margins, due to lower material cost. Operating profit for 2016 was also impacted by a $2.6 million accrual for environmental costs related to the management of a former quarry site and a net loss of $1.0 million related to the sales of vacant land parcels by an unconsolidated affiliate. Earnings from joint venture investments are not included in segment revenue but are included in operating profit.
2015 vs. 2014

(dollars in millions)	2015	2014	Change
Revenue	$219.0	$234.3	(6.5)%
Operating profit	$30.9	$25.9	19.3%
Operating profit margin	14.1%	11.1%	27.0%
Depreciation and amortization	$11.6	$15.2	(23.7)%
Aggregate produced (tons in thousands)	759.1	793.7	(4.4)%
Aggregate used and sold (tons in thousands)	840.2	711.4	18.1%
Asphaltic concrete placed (tons in thousands)	466.7	470.5	(0.8)%
Backlog[1,2]	$226.5	$219.4	3.2%
Materials and Construction revenue was $219.0 million in 2015, compared to $234.3 million in 2014. Revenue declined (6.5)% primarily due to a reduction in the price of asphalt sold due to the decline in oil prices, partially offset by increased material and construction- and traffic-control-related product sales. During 2015, Materials and Construction experienced 175.5 crew days that were rained out, as compared to 120.5 days during 2014. Backlog at December 31, 2015 was $226.5 million, compared to $219.4 million as of December 31, 2014. Backlog includes the entire backlog of Maui Paving, a 50 percent-owned non-consolidated affiliate.
Operating profit was $30.9 million for 2015, compared to $25.9 million for 2014. The increase was related to increased paving, quarrying, and material sales, as well as earnings from a materials joint venture, partially offset by lower asphalt sales margins. Operating profit for 2015 also reflected approximately $1.0 million of negative non-cash depreciation and amortization charges from purchase price accounting adjustments to tangible and intangible assets recorded at fair value in the acquisition of Grace. Earnings from joint venture investments are not included in segment revenue but are included in operating profit.

LIQUIDITY AND CAPITAL RESOURCES
Overview: A&B’s primary liquidity needs have historically been to support working capital requirements and fund capital expenditures and real estate developments. A&B’s principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and borrowing capacity under its various credit facilities.
A&B’s operating income is generated by its subsidiaries. There are no material restrictions on the ability of A&B’s wholly owned subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may make investments or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” beginning on page 15.
Cash Flows: Cash flows from operations continue to be a significant source of liquidity for the Company. During each of the years ended December 31, 2016, 2015, and 2014, cash flows from operating activities, which include expenditures related to real estate developments held-for-sale, were $111.2 million, $129.1 million, and $40.4 million, respectively. The decrease in cash flows from operations of $17.9 million from 2015 to 2016 was primarily due to the decline in results in operations, which included a decrease in real estate inventory proceeds (real estate developments held for sale) of $65.6 million, offset by changes in working capital balances of $38.5 million and non-cash impairment charges of $11.7 million for certain development projects which were included in the 2016 results of operations.
Cash used in investing activities was $25.6 million and $28.0 million for the years ended December 31, 2016 and 2014, respectively, while cash provided by investing activities was $1.0 million for the year ended December 31, 2015. During the year ended December 31, 2016, cash used in investing activities included cash outlays related to capital expenditures and investments in non-consolidated affiliates, which were $108.6 million and $47.2 million, respectively. Proceeds received from the disposal of properties related to 1031 transactions were $69.2 million, of which approximately $58.3 million represented reverse 1031 sales proceeds related to the Manoa Marketplace transaction in 2016 and $9.8 million is expected to be reinvested in 1031 transactions during 2017. Other investing cash flow activity during 2016 included $41.3 million of proceeds from joint ventures, including the Company's investment in The Collection, as well as $19.6 million related to the disposal of property and other assets.
Net cash flows used in investing activities for capital expenditures were as follows:

	December 31,
(dollars in millions)	2016	2015	Change
Commercial real estate property acquisition/improvements	$87.5	$16.2	5X
Tenant improvements	3.8	5.5	(30.9)%
Quarrying and paving	9.3	7.2	29.0%
Agribusiness and other	8.0	14.5	(44.8)%
Total capital expenditures*	$108.6	$43.4	150.2%

*	Capital expenditures for real estate developments to be held and sold as real estate development inventory are classified in the Consolidated Statements of Cash Flows as operating activities.
In 2017, A&B expects that its required minimum maintenance capital expenditures will be approximately $21 million. A&B’s total capital budget for 2017, which is primarily related to growth capital, is currently planned for approximately $166 million, and includes spending for new, but currently unidentified investment opportunities, as well as expenditures for real estate developments and 1031 Commercial Real Estate portfolio acquisitions. Approximately $60 million of the total projected capital budget relates to ongoing real estate development and investment, including the Kamalani residential redevelopment on Maui, B-note investment funding, Kukui'ula and other investments. Another $35 million includes spending for development and redevelopment of commercial real estate for hold. Additionally, $50 million of the 2017 capital budget relates to 1031 acquisitions. Of the remaining projected capital expenditures, $13 million relates to lease portfolio maintenance capital and the balance principally relates to growth and maintenance capital for Grace and diversified agribusiness activities. Should investment opportunities in excess of the amounts budgeted arise, A&B believes it has adequate sources of liquidity to fund these investments.
Net cash flows used in financing activities totaled $84.7 million, $131.6 million and $12.9 million in 2016, 2015 and 2014, respectively. The decrease in cash flows used in financing activities in 2016 as compared to 2015 was primarily due to lower net repayments of debt. The change in cash flows used in financing activities from 2014 to 2015 primarily was attributable to the overall reduction in debt levels due to repayments during 2015. During 2016 and 2015, the Company's debt balance declined by $71.9 million and $117.8 million, respectively.
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
Other Sources of Liquidity:  Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade receivables, and quarry and sugar inventories that totaled approximately $100.7 million at December 31, 2016, a decrease of $3.3 million from December 31, 2015. This net decrease was due primarily to $5.6 million in lower quarry inventories and a decrease of $6.5 million in trade receivables, partially offset by a $5.1 million increase in net other receivables.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $515.1 million at the end of 2016 compared with $587.0 million at the end of 2015. As of December 31, 2016, undrawn amounts under these facilities, which are more fully described below, totaled $497.8 million, including $30.0 million that may only be used for asphalt purchases.
In December 2015, the Company entered into a three-year unsecured note purchase and private shelf agreement (the "Prudential Agreement") with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") that enabled the Company to issue notes in an aggregate amount up to $450 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement. The Prudential Agreement, as amended, expires in December 2018 and contains certain restrictive covenants that are substantially the same as the covenants contained in the A&B Senior Credit Facility, as amended. Borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2016, approximately $145.4 million of uncommitted shelf capacity was undrawn under the facility.
The Company has a revolving senior credit facility that provides for an aggregate $350 million, 5-year unsecured commitment (A&B Senior Credit Facility), with an uncommitted $100 million increase option. On December 31, 2015, the Company completed an amendment to the A&B Senior Credit Facility agreement, which extended the maturity date to December 2020, modified certain covenants, and reduced the interest rates and fees charged under the credit facility. Amounts drawn under the facility bear interest at a stated rate, as defined, plus a margin based on a ratio of debt to total adjusted asset value pricing grid. At December 31, 2016, $14.9 million was outstanding, $12.7 million in letters of credit had been issued against the facility, and $322.4 million remained undrawn.
A&B’s ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants under current agreements require A&B to maintain certain financial metrics, such as the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio and limitations on priority debt. At December 31, 2016, A&B was in compliance with all such covenants. While there can be no assurance that A&B will remain in compliance with its covenants, A&B expects that it will remain in compliance. Credit facilities are more fully described in Note 8 to the Consolidated Financial Statements.

Balance Sheet: The Company had working capital deficiencies of $26.8 million and $32.2 million at December 31, 2016 and 2015, respectively. The decrease in the working capital deficiency is primarily attributed to lower sugar and quarry inventory and a decrease in notes payable and current portion of long-term debt.
Tax-Deferred Real Estate Exchanges: Sales: During 2016, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code Sections 1031 and 1033 totaled approximately $77.4 million from the sale of office properties in California and Utah and a land parcel on Maui. During 2015, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code Sections 1031 and 1033 totaled approximately $39.9 million from the sales of office properties in Texas and Washington, a retail property in Colorado and a land parcel on Maui.
Purchases: During 2016, the Company acquired both the leasehold and leased fee interests of Manoa Marketplace, a retail center on Oahu for $82.4 million. The proceeds from the sales of the three Mainland properties that were completed during the second quarter have been applied to the Manoa Marketplace acquisition under a reverse 1031 transaction that qualifies for tax-deferral treatment under Internal Revenue Code Section 1031. Additionally, $8.2 million of 1033 condemnation proceeds received during the fourth quarter were applied to the Manoa Marketplace acquisition. Also during 2016, the Company acquired the leased fee interest in 2929 East Manoa Road for $2.8 million using $1.2 million of proceeds from the Mainland property sales under a 1031 transaction and expects to fund the remainder from sales proceeds in 2017. During 2015, the Company utilized $1.9 million from tax-deferred sales to acquire the land adjacent to Lahaina Square on Maui under a 1031 transaction.
Proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2016, there were approximately $9.9 million in proceeds from tax-deferred sales or condemnations that had not been reinvested.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations: At December 31, 2016, the Company had the following estimated contractual obligations (in millions):

			Payment due by period

Contractual Obligations		Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations	(a)	$515.8	$42.5	$82.1	$108.4	$282.8
Estimated interest on debt	(b)	129.1	24.2	37.8	29.9	37.2
Purchase obligations	(c)	19.6	19.6	—	—	—
Pension benefits		122.8	11.6	23.8	24.6	62.8
Post-retirement obligations	(d)	8.5	1.0	2.0	1.9	3.6
Non-qualified benefit obligations	(e)	7.9	4.2	1.8	—	1.9
Operating lease obligations	(f)	50.4	6.1	10.9	10.2	23.2
Total		$854.1	$109.2	$158.4	$175.0	$411.5

(a)
Long-term debt obligations (including current portion, but excluding debt premium or discount) include principal repayments of short-term and long-term debt for the respective period(s) described (see Note 8 to the Consolidated Financial Statements for principal repayments for each of the next five years). Long-term debt includes amounts borrowed under revolving credit facilities and have been reflected as payments due in 2020. This amount does not include the $1.2 million debt issuance cost.

(b)
Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect on December 31, 2016 for variable rate debt. Because the Company’s variable rate debt may be rolled over, actual interest may be greater or less than the amounts indicated. Estimated interest on debt also includes swap payments on the Company's interest rate swaps.

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

(d)
Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $3.6 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2022 through 2026. Post-retirement obligations are described further in Note 11 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to reliably estimate the timing and amount of contributions.

(e)
Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s three non-qualified plans. The $1.9 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2022 through 2026. Additional information about the Company’s non-qualified plans is included in Note 11 to the Consolidated Financial Statements.

(f)
Operating lease obligations primarily include land, office space and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to A&B. These amounts are further described in Note 9 to the Consolidated Financial Statements.

Upon Separation from Matson in 2012, the Company’s unrecognized tax benefits were reflected in Matson’s financial statements because Matson is considered the successor parent to the affiliated tax group. In connection with the Separation, the Company entered into a tax indemnification agreement with Matson and established a liability of $1 million, representing the fair value of the indemnity to Matson in the event the Company’s pre-separation unrecognized tax benefits are not realized. The remaining liability as of December 31, 2016 was $0.1 million. As of December 31, 2016, the Company has not identified any material unrecognized tax positions.
Other Commitments and Contingencies: A description of other commitments, contingencies and off-balance sheet arrangements, is described in Note 14 to the Consolidated Financial Statements of Item 8 in this Form 10-K, and incorporated herein by reference.

OUTLOOK
All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 15 to 26 of this Form 10-K and other filings with the SEC.
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
The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy produced real growth of 2.0 percent in 2016 and is expected to continue to grow at a similar pace for the next several years.
The primary driver of growth is tourism, which set an all-time record for visitor expenditures and arrivals for a fifth consecutive year in 2016. Expenditures and arrivals increased by 4.2 percent and 3.0 percent, respectively, in 2016 compared to last year and are expected to continue to grow modestly for the next several years.
Another important driver of the economy is construction. The total value of statewide private building permits in 2016 was $3.2 billion, an 18.2 percent decrease compared with 2015. The decrease was primarily related to a significant decline in commercial/industrial and condominium permitting. However, UHERO projects growth in the value of real private building permits of 17.3 percent and 4.6 percent in 2017 and 2018, respectively.

The median resale prices for homes and condominiums on Oahu reached record highs in 2016. The median resale price for a home on Oahu in 2016 was $735,000, up 5.0 percent compared to 2015, and the median resale price of an Oahu condominium was up 8.3 percent at $390,000. For December 2016, median days on market were low at 18 days for both homes and condos. Median single-family prices on Maui, Kauai and the Big Island improved in 2016 compared to 2015.
Oahu commercial real estate continues to perform well, as detailed in the table below. Industrial vacancy remained low. Retail vacancy rates were higher for the fourth quarter of 2016, as 600,000 square feet of the 1.4 million square feet of new retail space remains vacant at three new or recently expanded regional malls on Oahu: Ala Moana Center, International Market Place and Ka Makana Alii. The Company’s primarily grocery-anchored strip retail assets are not directly impacted by this expansion in regional mall GLA. Average asking rents have increased for all asset classes.

Property Type	Vacancy Rate for the Quarter Ended December 31, 2016	Vacancy Rate for the Quarter Ended December 31, 2015	Percentage Point Change	Average Asking Rent Per Square Foot Per Month for the Quarter Ended December 31, 2016	Average Asking Rent Per Square Foot Per Month for the Quarter Ended December 31, 2015	Percent Change
Retail	8.4%	5.1%	3.3	$3.92	$3.84	2.1%
Industrial	1.6%	1.7%	(0.1)	$1.21	$1.13	7.1%
Office	12.7%	12.7%	—	$1.69	$1.67	1.2%
The State of Hawaii continues to see positive trends in other economic indicators. Unemployment in December 2016 was 2.9 percent, down from 3.3 percent in December 2015, and below the national unemployment rate of 4.7 percent. Bankruptcy filings in 2016 were down by 11.9 percent compared to 2015. Foreclosures were down 5.0 percent in 2016 compared to last year.
The Company's Commercial Real Estate net operating income (NOI) was up 2.9 percent* in 2016, in line with the Company's guidance. In 2017, same-store NOI is expected to grow by 3 to 4 percent. Total portfolio NOI is expected to grow only modestly due to incremental NOI generated in 2016 as Manoa Marketplace was acquired prior to the disposition of three Mainland assets for which it was exchanged.
Transactions in the Land Operations segment are episodic and, thus, difficult to forecast.
As of December 31, 2016, the Materials and Construction segment had a consolidated backlog of $242.9 million. The performance of the segment in 2017 will be dictated largely by the percentage of the backlog that Grace Pacific can complete and the amount of agency bids issued, won and completed. The environment remains favorable for an increase in paving and material sales activity as a result of continued significant deferred maintenance on Oahu’s roads and the near-term potential for an increase in residential development in West Oahu. Paving progress also will be determined, in part, by prevailing weather conditions.

*	Refer to page 40 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

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
A&B’s fixed rate debt, excluding debt premium or discount, consists of $414.2 million in principal term notes. A&B’s variable rate debt consists of $14.9 million under its revolving credit facilities and $86.7 million under term loans. Other than in default, A&B does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on A&B’s financial condition or results of operations unless A&B was required to refinance such debt. For A&B’s variable rate debt, a one percent increase in interest rates would have a $0.2 million impact on A&B's results of operations for 2016, assuming the December 31, 2016 balance of the variable rate debt was outstanding throughout 2016.
The following table summarizes A&B’s debt obligations at December 31, 2016, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2016 (dollars in millions)
								Fair Value at
								December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016
Liabilities
Fixed rate	$38.9	$39.5	$38.8	$35.9	$34.6	$226.5	$414.2	$428.5
Average interest rate	4.83%	4.75%	4.68%	4.61%	4.61%	4.39%	4.51%
Variable rate	$3.5	$1.6	$2.4	$16.6	$21.3	$56.2	$101.6	$100.8
Average interest rate*	2.25%	2.26%	2.31%	2.36%	2.44%	2.44%	2.33%

*
Estimated interest rates on variable debt are determined based on the rate in effect on December 31, 2016. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2016, the Company had a negligible amount invested in money market funds. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.
A&B has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii
We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 1, 2017

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating Revenue:
Commercial real estate	$134.7	$133.6	$125.3
Land operations	61.9	120.2	96.7
Materials and construction	190.9	219.0	234.3
Total operating revenue	387.5	472.8	456.3
Operating Costs and Expenses:
Cost of commercial real estate	79.0	80.4	78.0
Cost of land operations	35.0	71.1	57.4
Cost of materials and construction contracts	154.5	175.7	191.3
Selling, general and administrative	56.2	55.3	52.9
REIT evaluation costs	9.5	—	—
Impairment of real estate assets	11.7	—	—
Total operating costs and expenses	345.9	382.5	379.6
Operating Income	41.6	90.3	76.7
Other Income and (Expense):
Income related to joint ventures	19.2	36.8	1.8
Gain (loss) on the sale of improved property, net	8.1	(1.8)	—
Reduction in solar investments, net (Note 5, 12, 14)	(9.8)	(2.6)	(14.7)
Interest income and other	2.5	1.2	6.1
Interest expense	(26.3)	(26.8)	(29.0)
Income From Continuing Operations Before Income Taxes	35.3	97.1	40.9
Income tax expense	2.6	36.3	4.1
Income From Continuing Operations	32.7	60.8	36.8
Income (loss) from discontinued operations, net of income taxes (Note 4)	(41.1)	(29.7)	27.7
Net Income (Loss)	(8.4)	31.1	64.5
Income attributable to noncontrolling interest	(1.8)	(1.5)	(3.1)
Net Income (Loss) Attributable to A&B	$(10.2)	$29.6	$61.4

Basic Earnings (Loss) per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.66	$1.15	$0.69
Discontinued operations available to A&B shareholders	(0.84)	(0.61)	0.57
Net income (loss) available to A&B shareholders	$(0.18)	$0.54	$1.26
Diluted Earnings (Loss) per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.65	$1.14	$0.68
Discontinued operations available to A&B shareholders	(0.83)	(0.60)	0.57
Net income (loss) available to A&B shareholders	$(0.18)	$0.54	$1.25

Weighted Average Number of Shares Outstanding:
Basic	49.0	48.9	48.7
Diluted	49.4	49.3	49.3

Amounts Available to A&B Shareholders (Note 16):
Income from continuing operations, net of tax	$32.2	$56.2	$33.7
Discontinued operations, net of tax	(41.1)	(29.7)	27.7
Net income (loss) available to A&B shareholders	$(8.9)	$26.5	$61.4

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net Income (Loss)	$(8.4)	$31.1	$64.5
Other Comprehensive Income (Loss), net of tax:
Unrealized interest rate hedging gain	2.6	—	—
Reclassification adjustment for interest expense included in net loss	0.4	—	—
Defined benefit pension plans:
Actuarial loss	(4.6)	(7.1)	(26.7)
Amortization of net loss included in net periodic pension cost	7.5	7.3	4.5
Amortization of prior service credit included in net periodic pension cost	(0.9)	(1.3)	(1.3)
Curtailment	(1.5)	—	—
Prior service cost	—	(0.4)	—
Income taxes related to other comprehensive income	(1.4)	0.6	9.2
Other Comprehensive Income (Loss)	2.1	(0.9)	(14.3)
Comprehensive Income (Loss)	(6.3)	30.2	50.2
Comprehensive income attributable to noncontrolling interest	(1.8)	(1.5)	(3.1)
Comprehensive income (loss) attributable to A&B	$(8.1)	$28.7	$47.1

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share amount)

	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$2.2	$1.3
Accounts receivable, less allowances of $1.0 for 2016 and $1.7 for 2015	32.1	38.6
Contracts retention	13.1	11.5
Costs and estimated earnings in excess of billings on uncompleted contracts	16.4	16.3
Inventories	43.3	55.9
Real estate held for sale	1.0	—
Income tax receivable	10.6	14.0
Prepaid expenses and other assets	19.6	14.9
Total current assets	138.3	152.5
Investments in Affiliates	390.8	416.4
Real Estate Developments	179.5	183.5
Property - Net	1,231.6	1,269.4
Intangible Assets - Net	53.8	54.4
Goodwill	102.3	102.3
Other Assets	60.0	63.8
Total assets	$2,156.3	$2,242.3
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$42.4	$90.4
Accounts payable	35.2	35.5
Billings in excess of costs and estimated earnings on uncompleted contracts	3.5	2.6
Accrued interest	6.3	5.5
Deferred revenue	17.6	0.1
Indemnity holdback related to Grace acquisition	9.3	9.3
HC&S cessation related liabilities	19.1	6.4
Accrued and other liabilities	31.7	34.9
Total current liabilities	165.1	184.7
Long-term Liabilities
Long-term debt	472.7	496.6
Deferred income taxes	182.0	202.1
Accrued pension and post-retirement benefits	64.8	59.7
Other non-current liabilities	47.7	60.5
Total long-term liabilities	767.2	818.9
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interest (Note 17)	10.8	11.6
Equity
Common stock - no par value; authorized, 150 million shares; outstanding, 49.0 million and 48.9 million shares at December 31, 2016 and 2015, respectively	1,157.3	1,151.7
Accumulated other comprehensive loss	(43.2)	(45.3)
Retained earnings	95.2	117.2
Total A&B shareholders' equity	1,209.3	1,223.6
Noncontrolling interest	3.9	3.5
Total equity	1,213.2	1,227.1
Total liabilities and equity	$2,156.3	$2,242.3
See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(8.4)	$31.1	$64.5
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	119.5	55.7	55.0
Deferred income taxes	(20.1)	16.9	8.8
Gains on asset transactions, net of impairment losses	(11.6)	(35.8)	(82.2)
Share-based compensation expense	4.1	4.7	4.9
Investments in affiliates, net of distributions	1.4	(3.7)	0.1
Changes in operating assets and liabilities:
Trade, contracts retention, and other receivables	4.3	(3.1)	1.6
Costs and estimated earnings in excess of billings on uncompleted contracts - net	0.7	(1.4)	(6.4)
Inventories	12.7	25.9	(13.5)
Prepaid expenses, income tax receivable and other assets	(0.1)	(12.5)	6.3
Accrued pension and post-retirement benefits	6.3	3.6	(2.3)
Accounts payable and contracts retention	(0.4)	0.1	(2.3)
Accrued and other liabilities	10.7	(18.2)	(6.0)
Real estate inventory sales (real estate developments held for sale)	7.4	73.0	53.6
Expenditures for real estate inventory (real estate developments held for sale)	(15.3)	(7.2)	(41.7)
Net cash provided by operations	111.2	129.1	40.4
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(108.6)	(43.4)	(60.2)
Capital expenditures related to forward 1031 commercial property transactions	(7.5)	(1.3)	(14.9)
Proceeds from investment tax credits and grants related to Port Allen Solar Farm	—	—	4.5
Proceeds from disposal of property and other assets	19.6	8.1	9.5
Proceeds from disposals related to 1031 commercial property transactions	69.2	40.0	85.6
Payments for purchases of investments in affiliates and other investments	(47.2)	(29.4)	(75.1)
Proceeds from investments in affiliates and other investments	41.3	44.4	36.2
Change in restricted cash associated with 1031 transactions	7.6	(17.4)	0.6
Acquisition of business, net of cash (including Grace indemnity holdback)	—	—	(14.2)
Net cash provided by (used in) investing activities	(25.6)	1.0	(28.0)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	272.0	132.0	283.0
Payments of long-term debt and deferred financing costs	(334.3)	(248.1)	(224.2)
Payments on line-of-credit agreement, net	(9.9)	(3.0)	(62.3)
Distribution to noncontrolling interests	(1.4)	(1.1)	(0.2)
Dividends paid	(12.3)	(10.3)	(8.3)
Proceeds from issuance (repurchase) of capital stock and other, net	1.2	(1.1)	(0.9)
Net cash used in financing activities	(84.7)	(131.6)	(12.9)
Cash and Cash Equivalents:
Net increase (decrease) for the year	0.9	(1.5)	(0.5)
Balance, beginning of year	1.3	2.8	3.3
Balance, end of year	$2.2	$1.3	$2.8

	Year Ended December 31,
	2016	2015	2014
Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(26.2)	$(27.3)	$(29.8)
Income taxes paid	$—	$(6.4)	$(14.2)
Non-cash Investing and Financing Activities:
Contribution of land and development assets to joint ventures	$—	$9.6	$33.8
Real estate exchanged for note receivable	$—	$1.9	$3.6
Declared distribution from investment in affiliate	$8.0	$—	$—
Declared distribution to noncontrolling interest	$0.9	$0.4	$1.1
Asset retirement obligations	$5.4	$6.0	$—
Capital expenditures included in accounts payable and accrued expenses	$1.3	$8.0	$5.7

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per-share amounts)

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, January 1, 2014	48.6	$1,140.5	$(30.1)	$49.4	$8.9	$1,168.7	$—
Net income				61.4	3.1	64.5
Other comprehensive loss, net of tax			(14.3)			(14.3)
Dividends paid on common stock ($0.17 per share)				(8.3)		(8.3)
Distributions to noncontrolling interest					(1.1)	(1.1)
Share-based compensation		4.9				4.9
Shares issued or repurchased, net	0.2	0.6		(1.5)		(0.9)
Excess tax benefit from share-based awards		1.3				1.3
Balance, December 31, 2014	48.8	1,147.3	(44.4)	101.0	10.9	1,214.8	—
Net income				29.6	1.1	30.7	0.4
Other comprehensive loss, net of tax			(0.9)			(0.9)
Dividends paid on common stock ($0.21 per share)				(10.3)		(10.3)
Reclassification of redeemable noncontrolling interest (Note 17)					(8.5)	(8.5)	8.5
Distributions to noncontrolling interest						—	(0.4)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)				(3.1)		(3.1)	3.1
Share-based compensation		4.7				4.7
Shares issued or repurchased, net	0.1	(0.9)				(0.9)
Excess tax benefit from share-based awards		0.6				0.6
Balance, December 31, 2015	48.9	1,151.7	(45.3)	117.2	3.5	1,227.1	11.6
Net income (loss)				(10.2)	0.4	(9.8)	1.4
Other comprehensive income, net of tax			2.1			2.1
Dividends paid on common stock ($0.25 per share)				(12.3)		(12.3)
Distributions to noncontrolling interest						—	(0.9)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)				1.3		1.3	(1.3)
Share-based compensation		4.1				4.1
Shares issued or repurchased, net	0.1	1.5		(0.8)		0.7
Balance, December 31, 2016	49.0	$1,157.3	$(43.2)	$95.2	$3.9	$1,213.2	$10.8

See notes to consolidated financial statements.

Alexander & Baldwin, Inc.
Notes to Consolidated Financial Statements

1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is headquartered in Honolulu and operates three segments: Commercial Real Estate (formerly Leasing); Land Operations (formerly Real Estate Development and Sales and Agribusiness); and Materials and Construction. On October 25, 2016, the Company's Board of Directors approved a plan to perform an in-depth exploration of a potential conversion of the Company to a real estate investment trust (REIT).
Commercial Real Estate: The Commercial Real Estate segment owns, operates and manages retail, office and industrial properties in Hawaii and on the Mainland. The Commercial Real Estate segment also leases urban land in Hawaii to third-party lessees.
    Land Operations: Primary activities of the Land Operations segment, include planning, zoning, financing, constructing, purchasing, managing, leasing agricultural land, selling, and investing in real property; renewable energy; and agribusiness. The Land Operations segment also provides general trucking services, equipment maintenance and repair services, and generates and sells electricity to the extent not used elsewhere in the Company's operations. On December 31, 2015, the Company determined it would cease its sugar operations on Maui upon completing its final harvest in 2016 (the "Cessation"). See "Note 18 - Cessation of Sugar Operations" for further discussion regarding the Cessation and the related costs associated with such exit and disposal activities.
Materials and Construction: The Materials and Construction segment, which primarily includes the results of Grace Pacific ("Grace"), performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells rock and sand aggregate; produces and sells asphaltic concrete and ready-mix concrete; provides and sells various construction- and traffic-control-related products; and manufactures and sells precast concrete products.
Reclassifications: Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation, including presentation of results of discontinued operations and reportable operating segments. There was no impact on net income, retained earnings or cash flows as a result of the reclassifications. See "Note 4 - Discontinued Operations" and "Note 19 - Segment Results" in the accompanying consolidated financial statements for additional information.
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
Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: (i) asset impairments, including intangible assets and goodwill, (ii) litigation and contingencies, (iii) revenue recognition for long-term real estate developments and construction contracts, (iv) pension and postretirement estimates, and (v) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.
Customer Concentration: Grace derives a significant portion of Materials and Construction revenues from a limited customer base. For the years ended December 31, 2016, 2015 and 2014, revenue of approximately $52.0 million, $38.1 million and $37.5 million, respectively, was generated directly and indirectly from projects administered by the City and County of Honolulu. For the years ended December 31, 2016, 2015 and 2014, revenue of approximately $50.1 million, $80.8 million and $79.6 million, respectively, was generated directly and indirectly from the State of Hawaii, where Grace served as general contractor or subcontractor.
Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. There were no outstanding checks in excess of funds on deposit at December 31, 2016 and 2015.
Allowance for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition of the Company’s customers and their payment history, which are regularly monitored by the Company. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to “Accounts receivable,” for the three years ended December 31, 2016 were as follows (in millions):

	Balance at Beginning of Year	Provision for bad debt	Write-offs and Other	Balance at End of Year
2016	$1.7	$0.8	$(1.5)	$1.0
2015	$1.7	$0.4	$(0.4)	$1.7
2014	$1.3	$0.8	$(0.4)	$1.7
Operating Cycle: The Company uses the duration of the construction contracts that range from one year to three years as its operating cycle for purposes of classifying assets and liabilities related to contracts. Accounts receivable and contracts retention collectible after one year related to the Materials and Construction segment are included in current assets in the consolidated balance sheets and amounted to $8.2 million and $7.3 million as of December 31, 2016 and December 31, 2015, respectively. Accounts and contracts payable related to the Materials and Construction segment payable after one year are included in current liabilities in the consolidated balance sheets and amounted to $0.6 million for both years as of December 31, 2016 and December 31, 2015.
Inventories: Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Materials and Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.
Inventories at December 31, 2016 and 2015 were as follows (in millions):

	2016	2015
Sugar inventories	$17.5	$16.3
Asphalt	7.4	12.8
Processed rock, Portland cement, and sand	12.6	12.2
Work in progress	3.0	3.7
Retail merchandise	1.7	1.6
Parts, materials and supplies inventories	1.1	9.3
Total	$43.3	$55.9

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
Real Estate Developments: Expenditures for real estate developments are capitalized during construction and are classified as real estate developments on the consolidated balance sheets. When construction is substantially complete, the costs are reclassified as either Real Estate Held for Sale or Property, based upon the Company’s intent to either sell the completed asset or to hold it as an investment property, respectively. Cash flows related to real estate developments are classified as either operating or investing activities, based upon the Company’s intention to sell the property or retain ownership of the property as an investment following completion of construction.
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
Capitalized Interest: Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in real estate joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in real estate joint ventures is recorded until the underlying investee commences its principal operations, which is typically when the investee has other-than-ancillary revenue generation. Total interest cost incurred was $28.3 million, $29.1 million and $31.0 million in 2016, 2015 and 2014, respectively. Capitalized interest in 2016, 2015 and 2014 was $2.0 million, $2.3 million and $1.9 million, respectively, and was principally related to the Company's investment in The Collection, Waihonua, the Company’s Maui Business Park II, and Kamalani projects.
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
During the fourth quarter of 2016, as a result of a change in its strategy for development activities, the Company recorded non-cash impairment charges of $11.7 million related to certain non-active, long-term development projects. The impairment loss recorded reduced the carrying amounts to the estimated fair value, reflecting the change to the Company’s development-for-sale strategy to de-risk its portfolio by not pursuing certain long-term projects that were not in active development and instead focus on projects with a short-term lifespan, generally 3 to 5 years. The impairment charges are presented within Impairment of real estate assets in the accompanying consolidated statements of operations. There were no material long-lived asset impairment charges recorded in 2015 or 2014.
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
Fair Value Measurements: The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s debt at December 31, 2016 were $515.1 million and $529.3 million, respectively, and $587.0 million and $597 million at December 31, 2015, respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).
FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), as amended, establishes a fair value hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy places the highest priority on unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurements) and assigns the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs within the hierarchy are defined as follows:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
If the technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy, the lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.
The Company's non-active, long-term development projects that were impaired during the year ended December 31, 2016 represent assets measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the real estate assets and available, observable market data. The Company classified these fair value measurements as Level 3 inputs. After the impairment charges recorded, the carrying values of the non-active, long-term development projects were not material.

Intangible Assets: Intangible assets are recorded on the consolidated balance sheets as other non-current assets and are related to the acquisition of commercial properties. Intangible assets acquired in 2016 and 2015 were as follows:

	2016		2015
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Amortized intangible assets:
In-place/favorable leases	$8.5	7.0	$1.0	2.6
Intangible assets for the years ended December 31, included the following (in millions):

	2016	2015
Amortized intangible assets:
In-place leases	$69.9	$62.6
Favorable leases	17.9	16.6
Permitted quarry rights	18.0	18.0
Contract backlog	2.6	2.6
Trade name/customer relationships	2.2	2.2
Accumulated amortization	(56.8)	(47.6)
Total assets	$53.8	$54.4
Aggregate intangible asset amortization was $9.2 million, $10.5 million and $11.2 million for 2016, 2015 and 2014, respectively. Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated Amortization
2017	$7.5
2018	$6.2
2019	$5.2
2020	$4.0
2021	$3.4
Goodwill: The Company reviews goodwill for impairment at the reporting unit level annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The changes in the carrying amount of goodwill allocated to the Company's reportable segments for the years ended December 31, 2016 and 2015 were as follows (in millions):

	Materials & Construction	Commercial Real Estate	Total
Balance, January 1, 2015	$93.6	$8.7	$102.3
Changes to goodwill	—	—	—
Balance, December 31, 2015	93.6	8.7	102.3
Changes to goodwill	—	—	—
Balance, December 31, 2016	$93.6	$8.7	$102.3

Revenue Recognition: The Company has a wide variety of revenue sources, including sales of real estate, commercial property rentals, material sales, paving construction, and the sales of raw sugar and molasses. Before recognizing revenue, the Company assesses the underlying terms of the transaction to ensure that recognition meets the requirements of relevant accounting standards. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.
Sales of Real Estate Revenue Recognition: Sales of real estate revenue involve proceeds from the sale of a variety of real estate development inventory. Real estate development inventory may include industrial lots, residential lots, agricultural lots, condominium units, single-family homes and multi-family homes. Sales are recorded when the risks and rewards of ownership have passed to the buyers (generally on closing dates), adequate initial and continuing investments have been received, and collection of remaining balances, if any, is reasonably assured. For certain development projects that have continuing post-closing involvement and for which total revenue and capital costs are reasonably estimable, the Company uses the percentage-of-completion method for revenue recognition. Under this method, the amount of revenue recognized is based on development costs that have been incurred through the reporting period as a percentage of total expected development cost associated with the development project. This generally results in a stabilized gross margin percentage, but requires significant judgment and estimates.
Commercial Real Estate Revenue Recognition: Commercial Real Estate revenue is recognized on a straight-line basis over the terms of the related leases, including periods for which no rent is due (typically referred to as “rent holidays”). Differences between revenues recognized and amounts due under respective lease agreements are recorded as increases or decreases, as applicable, to deferred rent receivable. Also included in rental revenue are certain tenant reimbursements and percentage rents determined in accordance with the terms of the leases. Income arising from tenant rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized only after the contingency has been resolved (i.e., sales thresholds have been achieved).
Construction Contracts and Related Products Revenue Recognition: Grace generates revenue primarily from material sales and paving contracts. The recognition of revenue is based on the underlying terms of the transaction.
Materials: Revenues from material sales, which include basalt aggregate, liquid asphalt and hot mix asphalt, are recognized when title to the product and risk of loss passes to third parties (generally this occurs when the product is picked up by customers or their agents) and when collection is reasonably assured.
Construction: A majority of paving contracts is performed for Hawaii state, federal, and county governments. Unit price contracts, which comprise a significant portion of Grace's paving contracts, require Grace to provide line-item deliverables at fixed unit prices based on approved quantities irrespective of Grace’s actual per unit costs. Earnings on unit price contracts are recognized as quantities are delivered and accepted by the customer. Lump sum contracts require that the total amount of work be performed for a single price irrespective of actual quantities or Grace’s actual costs. Earnings on fixed-price paving contracts are generally recognized using the percentage-of-completion method with progress toward completion measured on the basis of unit cost of work completed as of a specific date to an estimate of the total unit cost of work to be delivered under each contract. Grace uses this method as its management considers this to be the best available measure of progress on contracts. Contracts in progress are reviewed regularly, and sales and earnings may be adjusted based on revisions to assumption and estimates, including, but not limited to, revisions to job performance, job site conditions, changes to the scope of work, estimated contract costs, progress toward completion, changes in internal and external factors or conditions and final contract settlement. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become evident.
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

On December 31, 2015, due to continuing and significant operating losses stemming from low sugar prices and poor production levels, the Company determined it would cease sugar operations at its Hawaiian Commercial & Sugar Company (“HC&S”) division on Maui upon completion of its final harvest in 2016. HC&S completed its harvest in December 2016, and the Company ceased its sugar operations (the "Cessation"). As a result, the Company concluded that its sugar operations met the requirements of ASU 2014-08 and has reported its sugar operations as discontinued operations for all periods presented. See Note 4, "Discontinued Operations" for additional detail.
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
Share-Based Compensation: The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 13, "Share-Based Awards."
Earnings Per Share (“EPS”): Basic and diluted earnings per share are computed and disclosed in accordance with FASB Accounting Standards Codification Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent in-substance dividend distributions to the noncontrolling interest holder as the holder has a contractual right to receive a specified amount upon redemption. As a result, earnings are adjusted to reflect this in-substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company's participating securities consist of time-based restricted unit awards that contain a non-forfeitable right to receive dividends and, therefore, are considered to participate in earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The Company's "EPS" calculation and a description of the calculation is contained in Note 16, "Earnings Per Share."
Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the accompanying consolidated statements of operations. The Company records a liability for uncertain tax positions not deemed to meet the more-likely-than-not threshold. The Company did not have material uncertain tax positions as of December 31, 2016 and 2015.
The Company has not recorded a valuation allowance for its deferred tax assets. A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.
The Company accounts for tax credits related to its investments in KRS II and Waihonu using the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available.

Comprehensive Income (Loss): Comprehensive income (loss) includes all changes in equity, except those resulting from transactions with shareholders and net income (loss). Other comprehensive income (loss) principally includes amortization of deferred pension and postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31 (in millions):

	2016	2015
Unrealized components of benefit plans:
Pension plans	$(43.8)	$(44.7)
Post-retirement plans	(0.6)	(0.6)
Non-qualified benefit plans	(0.6)	—
Interest rate swap	1.8	—
Accumulated other comprehensive loss	$(43.2)	$(45.3)
The changes in accumulated other comprehensive loss by component for the years ended December 31, were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2014	$(30.1)	$—	$(30.1)
Other comprehensive loss before reclassifications, net of taxes of $10.4 for employee benefit plans	(16.3)	—	(16.3)
Amounts reclassified from accumulated other comprehensive loss, net of taxes of $1.2 for employee benefit plans	2.0	—	2.0
Balance, December 31, 2014	$(44.4)	$—	$(44.4)
Other comprehensive loss before reclassifications, net of taxes of $2.9 for employee benefit plans	(4.6)	—	(4.6)
Amounts reclassified from accumulated other comprehensive loss, net of taxes of $2.3 for employee benefit plans	3.7	—	3.7
Balance, December 31, 2015	$(45.3)	$—	$(45.3)
Other comprehensive loss before reclassifications, net of taxes of $2.1 and $1.0 for employee benefit plans and interest rate swap, respectively	(3.4)	1.6	(1.8)
Amounts reclassified from accumulated other comprehensive loss, net of taxes of $2.3 and $0.2 for employee benefit plans and interest rate swap, respectively	3.7	0.2	3.9
Balance, December 31, 2016	$(45.0)	$1.8	$(43.2)

The reclassifications of other comprehensive loss components out of accumulated other comprehensive loss for the years ended December 31, were as follows (in millions):

Details about Other Comprehensive Income (Loss) Components	2016	2015	2014
Unrealized hedging gain (loss)	$2.6	$—	$—
Reclassification adjustment for interest expense included in net loss	0.4	—	—
Actuarial loss*	(4.6)	(7.1)	(26.7)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Prior service cost	—	(0.4)	—
Net loss*	7.5	7.3	4.5
Prior service credit*	(0.9)	(1.3)	(1.3)
Curtailment	(1.5)	—	—
Total before income tax	3.5	(1.5)	(23.5)
Income taxes	(1.4)	0.6	9.2
Other comprehensive income (loss) net of tax	$2.1	$(0.9)	$(14.3)

*	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details).

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
New Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. This ASU is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB reached a decision to defer the effective date of the amended guidance. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of adopting this new accounting standard.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2016. The Company retrospectively applied ASU 2015-03 in accordance with the standard. The retrospective impact of adopting the above guidance as of December 31, 2015 was as follows:

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

    In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016.
The Company elected to early adopt the new guidance in the fourth quarter of fiscal year 2016, which requires the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of $0.5 million of excess tax benefits in the provision for income taxes rather than paid-in capital for all periods in fiscal year 2016. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes is required to be recorded. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash from operations and net cash used in financing of $0.6 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the consolidated statement of cash flows, as such cash flows have historically been presented as a financing activity.

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
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides guidance regarding the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. ASU 2017-01 should be applied prospectively and early adoption is permitted. The new guidance will result in many real estate transactions being classified as an asset acquisition and transaction costs being capitalized. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates totaled approximately $12.0 million, $23.0 million, and $23.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. Receivables from these affiliates were immaterial as of December 31, 2016 and 2015. Amounts due to affiliates were immaterial as of December 31, 2016 and 2015.

Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are owned by a director of the Company. Revenues earned from these transactions were $6.1 million for the year ended December 31, 2016, and immaterial for each of the years ended December 31, 2015 and 2014. Receivables from these affiliates were immaterial as of December 31, 2016 and 2015.
During the year ended December 31, 2016, the Company recorded developer fee revenues of approximately $4.6 million related to management and administrative services provided to certain unconsolidated investment in affiliates. Developer fee revenues recorded for the year ended December 31, 2015 were $2.9 million and immaterial for the year ended December 31, 2014. Receivables from these affiliates were immaterial as of December 31, 2016 and 2015.
Consulting Agreement. In January 2016, the Company entered into a one-year consulting agreement with a former executive of its Grace subsidiary (who retired in December 2015) to provide services related to the operation of Grace, including assisting in leadership transition, operating performance and government and community affairs. The agreement was for $200,000 for the 2016 calendar year and terminated on December 31, 2016.

4.	DISCONTINUED OPERATIONS
During 2014, Maui Mall, a retail property on Maui was sold and classified as discontinued operations for the year ended December 31, 2014.
In December 2016, HC&S completed its final harvest and the Company ceased its sugar operations.
The historical results of operations have been presented as discontinued operations in the consolidated financial statements and prior periods have been recast.
The revenue, operating profit, income tax expense and after-tax effects of these transactions for 2016, 2015 and 2014 were as follows (in millions):

	2016	2015	2014
Sugar operations revenue (Land Operations Segment)	$98.4	$97.7	$103.7
Commercial Real Estate revenue (Commercial Real Estate Segment)	—	—	0.3
Total revenue from discontinued operations	$98.4	$97.7	$104.0

Gain on sale of income-producing properties, net	$—	$—	$55.9
Commercial Real Estate operating profit	—	—	0.3
Total Commercial Real Estate operating profit before taxes	$—	$—	$56.2

Operating profit (loss) from sugar operations	$10.9	$(26.9)	$(12.1)
Sugar operations Cessation costs	(77.6)	(22.6)	—
Total Land Operations segment operating loss	$(66.7)	$(49.5)	$(12.1)

Total operating profit (loss) before income taxes	$(66.7)	$(49.5)	$44.1
Income tax benefit (expense)	25.6	19.8	(16.4)
Income (loss) from discontinued operations	$(41.1)	$(29.7)	$27.7

Basic Earnings (Loss) Per Share	$(0.84)	$(0.61)	$0.57
Diluted Earnings (Loss) Per Share	$(0.83)	$(0.60)	$0.57
The consolidated statements of cash flows include depreciation and amortization related to discontinued operations of $70.9 million, $12.4 million and $10.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

5.	INVESTMENTS IN AFFILIATES
At December 31, 2016 and 2015, investments consisted principally of equity investments in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. The Company’s investments in affiliates totaled $390.8 million and $416.4 million as of December 31, 2016 and 2015, respectively. The amounts of the Company’s investment at December 31, 2016 and December 31, 2015 that represent undistributed earnings of investments in affiliates were approximately $15.5 million, including $8.0 million of declared not yet paid dividends, and $12.3 million, respectively. Dividends and distributions from unconsolidated affiliates totaled $71.6 million in 2016, $72.2 million in 2015 and $17.9 million in 2014.
Operating results include the Company’s proportionate share of net income from its equity method investments. A summary of combined financial information for the Company’s equity method investments at December 31 is as follows (in millions):

	2016	2015
Current assets	$154.3	$107.1
Non-current assets	727.8	854.0
Total assets	$882.1	$961.1

Current liabilities	$65.8	$64.4
Non-current liabilities	175.0	200.7
Total liabilities	$240.8	$265.1

	Year Ended December 31,
	2016	2015	2014
Operating revenue	$489.3	$471.7	$71.0
Operating costs and expenses	449.8	411.6	65.9
Operating income	$39.5	$60.1	$5.1
Income from continuing operations*	$31.7	$57.2	$5.0
Net income	$31.7	$56.1	$5.0
* Includes earnings from equity method investments held by the investee.
Significant joint ventures at December 31, 2016, included the following:
In 2002, the Company entered into a joint venture with DMB Communities II, an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities (“DMB”), for the development of Kukui'ula, a master planned resort residential community located in Poipu, Kauai, planned for up to 1,500 high-end residential units. The carrying value of the Company's investment in Kukui'ula, which includes capital contributed by A&B to the joint venture and the value of land initially contributed, net of joint venture earnings and losses, was $290.7 million as of December 31, 2016 and $275.5 million as of December 31, 2015. The total capital contributed to the joint venture by the Company as a percent of total committed was approximately 61 percent as of December 31, 2016. Due to the joint venture’s obligation to complete improvements and amenities, the joint venture uses the percentage-of-completion method for revenue recognition. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment using the equity method. Due to the complex nature of cash distributions to the members, net income of the joint venture is allocated to the members, including the Company, using the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the book value of net assets of the venture, excluding capital contributions and distributions made during the period.
In 2010, A&B acquired fully-entitled land near the Ala Moana Center in Honolulu for the development of Waihonua ("Waihonua"), a 340-saleable unit residential high-rise condominium. In 2012, the Company formed a joint venture and contributed the land, pre-development assets and cash. The Company also secured capital partners that provided the remainder of the $65.0 million in total equity required for the project and the joint venture secured construction financing. In connection with the project, the Company provided a limited guaranty to the construction lender in the amount of the lesser of $20 million or the outstanding loan balance. The Company's exposure to loss was limited to its equity investment and the outstanding balance on the loan, up to $20 million. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounted for its investment under the equity method. Construction of Waihonua was completed in November 2014, and 12 units closed in December 2014. The remaining 328 units closed in January 2015 and the construction loan was paid off, extinguishing the guarantee. The carrying value of the Company's investment was $0.0 million at December 31, 2016 and 2015. For the year ended December 31, 2015, the Company determined that its Waihonua joint venture met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X and, therefore, pursuant to Rule 3-09 of Regulation S-X, has attached separate financial statements to this Annual Report on Form 10-K as Exhibit 99.1.
In July 2014, the Company invested $23.8 million in KRS II, an entity that owns and operates a 12-megawatt solar farm in Koloa, Kauai. The Company does not have a controlling financial interest in KRS II, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment under the equity method. Due to the complex nature of cash distributions, net income of the joint venture is allocated to the Company using the HLBV method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the net assets of the venture, excluding capital contributions and distributions made during the period. For the years ended December 31, 2016 and 2015, the Company recorded a net, non-cash reduction of $1.1 million and $2.6 million, respectively, in Reduction in solar investments, net in the accompanying consolidated statements of operations. The carrying value of the Company's investment at December 31, 2016 and 2015 was $2.2 million and $4.4 million. In connection with the KRS II investment, the Company provided a limited indemnity to Kauai Island Utility Cooperative ("KIUC") that indemnifies KIUC for payments up to $6.0 million made by KIUC under a KIUC guaranty to the lender that provided KRS II's project financing. KIUC is an equity partner and managing member of KRS II, project sponsor and customer for the output of the KRS II facility. The fair value of the Company's indemnity was not material.
During the second quarter of 2016, the Company also invested $15.4 million in Waihonu, an entity that operates two photovoltaic facilities with a combined capacity of 6.5 megawatts in Mililani, Oahu. The Company does not have a controlling financial interest in Waihonu, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment under the equity method. Due to the complex nature of cash distributions, net income of the joint venture is allocated to the Company using the HLBV method, as described in the above paragraph. During the year ended December 31, 2016, the Company recorded a net, non-cash reduction of $8.7 million in Reduction in solar investments, net, as well as a state tax refund of $2.9 million in the accompanying statement of operations. As of December 31, 2016, the Company's investment was $3.8 million.
In October 2014, the Company contributed land, pre-paid development assets and cash to The Collection LLC, a joint venture formed to develop a 464-unit high-rise residential condominium project on Oahu, consisting of a 396-saleable unit high-rise condominium tower, 14 three-bedroom townhomes, and a 54-unit mid-rise building. In addition to the Company's initial contribution, the Company also secured equity partners that contributed an additional $16.8 million in cash. The Company's total agreed upon contribution, which includes the land and pre-paid development assets already contributed, was $50.3 million. In connection with the project, the Company provided a limited guaranty to the construction lender for the project at the lesser of $30.0 million or the outstanding loan balance. The Company's exposure to loss is limited to its total equity investment and the outstanding balance on the loan, up to $30.0 million. The fair value of the Company's guaranty was not material. The Company's investment at December 31, 2016 and 2015 was $15.3 million and $49.1 million, respectively. The Company accounts for its investment under the equity method. As of December 31, 2016, all 396 tower units and 54 loft units and one townhome have closed escrow, and one townhome closed in January 2017. For the year ended December 31, 2016, the Company determined that The Collection joint venture met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X and, therefore, pursuant to Rule 3-09 of Regulation S-X, has attached separate financial statements to this Annual Report on Form 10-K as Exhibit 99.2.
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

6. UNCOMPLETED CONTRACTS
Information related to uncompleted contracts as of December 31, 2016 and 2015 is as follows (in millions):

	2016	2015
Costs incurred on uncompleted contracts	$92.2	$80.3
Estimated earnings	26.8	29.2
Subtotal	119.0	109.5
Less: billings to date	106.1	95.8
Total	$12.9	$13.7

Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$16.4	$16.3
Estimated billings in excess of costs and estimated earnings on uncompleted contracts	(3.5)	(2.6)
Total	$12.9	$13.7

7. PROPERTY
Property on the consolidated balance sheets includes the following (in millions):

	December 31,
	2016	2015
Buildings	$566.5	$571.3
Land	622.6	578.5
Machinery and equipment	254.0	242.6
Asphalt plants and quarry assets	78.2	77.1
Water, power and sewer systems	156.4	145.6
Other property improvements	65.9	86.8
Vessel	11.3	11.3
Subtotal	1,754.9	1,713.2
Accumulated depreciation	(523.3)	(443.8)
Property - net	$1,231.6	$1,269.4
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $106.1 million, $43.8 million and $43.9 million, respectively. 2016 included HC&S accelerated depreciation.

8. NOTES PAYABLE AND LONG-TERM DEBT
At December 31, 2016 and 2015, notes payable and long-term debt consisted of the following (in millions):

	2016	2015
Revolving Credit loans (2.42% for 2016 and 2.10% for 2015)	$14.9	$77.8
Term Loans:
3.90%, payable through 2024, unsecured	68.1	75.0
6.90%, payable through 2020, unsecured	65.0	75.0
3.88%, payable through 2027, unsecured	50.0	50.0
5.55%, payable through 2026, unsecured	46.0	47.0
5.53%, payable through 2024, unsecured	28.5	31.5
5.56%, payable through 2026, unsecured	25.0	25.0
4.35%, payable through 2026, unsecured	22.0	23.4
4.15%, payable through 2024, secured by Pearl Highlands Center	88.8	90.4
LIBOR plus 1.5%, payable through 2021, secured by Kailua Town Center III (a)	11.2	11.5
LIBOR plus 2.66%, payable through 2016, secured by The Shops at Kukui'ula	—	37.0
LIBOR plus 2.0%, payable through 2019, secured by letter of credit (b)	9.4	—
LIBOR plus 2.63%, payable through 2016, secured by Kahala Estate Properties (c)	—	8.2
LIBOR plus 1.35%, payable through 2029, secured by Manoa Marketplace (e)	60.0	—
6.38%, payable through 2017, secured by Midstate Hayes	8.2	8.3
LIBOR plus 1.0%, payable through 2021, secured by asphalt terminal (d)	6.1	7.4
5.19%, payable through 2019, unsecured	6.5	8.4
1.85%, payable through 2017, unsecured	2.5	5.3
3.31%, payable through 2018, unsecured	2.8	4.6
2.00%, payable through 2018, unsecured	0.8	1.5
2.65%, payable through 2016, unsecured	—	0.6
Total debt (contractual)	515.8	587.9
Add debt premium (discount)	0.5	0.3
Adjustment for debt issuance costs	(1.2)	(1.2)
Total debt (carrying value)	515.1	587.0
Less current portion	(42.4)	(90.4)
Long-term debt	$472.7	$496.6

(a)	Loan has a stated interest rate of LIBOR plus 1.5%, but is swapped through maturity to a 5.95% fixed rate.

(b)	Loan has an effective interest rate of 2.82% for 2016 and 2.83% for 2015.

(c)	Loan has an effective interest rate of 3.15% for 2016 and 2.82% for 2015. The loan was paid off in December 2016.

(d)	Loan has a stated interest rate of LIBOR plus 1.0%, but is swapped through maturity to a 5.98% fixed rate.

(e)	Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.135% fixed rate.

In 2016, ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC (the "Borrowers"), wholly owned subsidiaries of the Company, entered into a $60 million mortgage loan agreement ("Loan") with First Hawaiian Bank ("FHB"). The Loan bears interest at LIBOR plus 1.35 percent and matures on August 1, 2029. The Loan requires interest-only payments for the first 36 months and principal and interest payments for the remaining 120 months term using a 25 years amortization period. A final principal payment of $41.7 million is due on August 1, 2029. The Company had previously entered into an interest rate swap with a notional amount of $60 million to fix the variable interest rate on the Company's debt at an effective rate of 3.135 percent (see Note 15). The Loan is secured by Manoa Marketplace under a Mortgage, Security Agreement and Fixture Filing between the Borrowers and FHB, dated August 1, 2016.
Long-term Debt Maturities: At December 31, 2016, debt maturities during the next five years and thereafter, excluding amortization of debt discount or premium, are $42.5 million in 2017, $41.1 million in 2018, $41.0 million in 2019, $52.5 million for 2020, $55.9 million in 2021 (which includes $9.4 million of balloon payments on secured mortgage debt), and $282.8 million thereafter.

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
At December 31, 2016, $14.9 million was outstanding, $12.7 million in letters of credit had been issued against the A&B Senior Credit Facility, and $322.4 million was undrawn.
In December 2015, the Company entered into a 3-year unsecured note purchase and private shelf agreement (the "Prudential Agreement") with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") that enables the Company to issue notes in an aggregate amount up to $450.0 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement. The Prudential Agreement, as amended, expires in December 2018 and contains certain restrictive covenants that are substantially the same as the covenants contained in the A&B Senior Credit Facility, as amended. Borrowings under the uncommitted shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2016, approximately $145.4 million was undrawn under the facility.
At December 31, 2016, the Company had, at one of its subsidiaries, a $30.0 million line of credit that expires in October 2018. No amounts were outstanding under the line of credit as of December 31, 2016 and approximately $4.0 million was outstanding as of December 31, 2015. The credit line is collateralized by the subsidiary's accounts receivable, inventory and equipment. The Company and the noncontrolling interest holders are guarantors, on a several basis, for their pro rata shares (based on membership interests) of borrowings under the line of credit.
The undrawn amount under all revolving credit and term facilities as of December 31, 2016 totaled $497.8 million, and includes $30.0 million of capacity that may only be used for asphalt purchases.
Real Estate Secured Term Debt: On December 20, 2013, the Company consummated the acquisition of the Kailua Portfolio, a collection of retail assets on Oahu. In connection with the acquisition of the Kailua Portfolio, the Company assumed a $12.0 million mortgage note, which matures in September 2021, and an interest rate swap that effectively converts the floating rate debt to a fixed rate of 5.95 percent.
On December 16, 2013, Estates of Kahala LLC, a wholly owned subsidiary of the Company, entered into a non-recourse loan agreement ("Loan Agreement") and promissory note ("Note") with First Hawaiian Bank ("Lender"). The $42.0 million loan is secured by 15 residential lots on Kahala Avenue on Oahu, three parcels in Windward Oahu, and an agricultural parcel on Maui. The loan, which bore interest at LIBOR plus 2.63 percent, matured on December 16, 2016, at which time, the outstanding balance was paid in full and the loan extinguished. No amounts remained outstanding at December 31, 2016. At December 31, 2015 the balance of the loan was $8.2 million.
On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of A&B and a 50 percent member of Kukui'ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB)", a Delaware limited liability company, as a member, and KKV Management LLC, a Hawaii limited liability company, as the manager and a member. Village owns and operates The Shops at Kukui'ula, a commercial retail center on the south shore of Kauai. Under the Agreement KDC assumed control of Village. Accordingly, A&B consolidated Village's assets and liabilities at fair value, which included secured loans totaling approximately $51.2 million. The first loan, totaling $41.8 million ("Real Estate Loan"), was secured by The Shops at Kukui'ula and 45 acres owned by Kukui'ula Development Company (Hawaii), LLC ("Kukui'ula"), in which KDC is a member. The second loan, totaling $9.4 million, ("Term Loan") was secured by a letter of credit. The Real Estate Loan and Term Loan were scheduled to mature on September 28, 2013. On September 25, 2013, Village entered into an agreement to extend the maturities of the loans to November 5, 2013, in order to finalize refinancing negotiations with the lender. In connection with the loan extensions, Village made a $5 million principal payment on the Real Estate Loan. On November 5, 2013, the Company refinanced the remaining $44.0 million of secured loans related to The Shops at Kukui'ula with new 3-year term loans. The first loan, totaling $34.6 million, is secured by The Shops at Kukui'ula, 45 acres owned by Kukui'ula, in which KDC is a member, and an A&B guaranty. The loan bears interest at LIBOR plus 2.85 percent and requires principal amortization of $0.9 million per quarter. During 2016, the outstanding balance of the Real Estate Loan was paid in full and extinguished. The second loan, totaling $9.4 million, is interest only, secured by a letter of credit, and bears interest at LIBOR plus 2.0 percent. At December 31, 2016, the balances of the Real Estate Loan and Term Loan were $0.0 million and $9.4 million, respectively.
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
The approximate book values of assets used in the Commercial Real Estate segment pledged as collateral under the foregoing credit agreements at December 31, 2016 was $241.4 million. The approximate book values of assets used in the Materials and Construction segment pledged as collateral under the foregoing credit agreements at December 31, 2016 was $22.1 million. There were no assets used in the Land Operations segment that were pledged as collateral.

9. LEASES—THE COMPANY AS LESSEE
Principal non-cancelable operating leases include land, office space, harbors and equipment leased for periods that expire through 2043. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $6.8 million, $7.2 million and $6.7 million for 2016, 2015 and 2014, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis.
Future minimum payments under non-cancelable operating leases were as follows (in millions):

Years Ended December 31,	Minimum Lease Payments
2017	$6.1
2018	5.7
2019	5.2
2020	5.1
2021	5.1
Thereafter	23.2
Total	$50.4

10. LEASES—THE COMPANY AS LESSOR
The Company leases to third-parties land and buildings under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2016 and 2015 were as follows (in millions):

	2016	2015
Leased property - real estate	$1,149.0	$1,126.8
Less accumulated depreciation	(120.4)	(125.9)
Property under operating leases - net	$1,028.6	$1,000.9
Total rental income, excluding tenant reimbursements (which totaled $31.8 million, $30.2 million and $28.8 million for the years ended December 31, 2016, 2015 and 2014, respectively), under these operating leases was as follows (in millions):

Years Ended December 31,	2016	2015	2014
Minimum rentals	$95.2	$96.2	$89.8
Contingent rentals (based on sales volume)	5.4	4.8	4.7
Total	$100.6	$101.0	$94.5
Future minimum rentals on non-cancelable operating leases at December 31, 2016 were as follows (in millions):

Operating Leases
2017	$86.7
2018	73.6
2019	64.0
2020	52.4
2021	39.6
Thereafter	291.2
Total	$607.5

11. EMPLOYEE BENEFIT PLANS
The Company has funded single-employer defined benefit pension plans that cover substantially all non-bargaining unit employees and certain bargaining unit employees. In addition, the Company has plans that provide certain retiree health care and life insurance benefits to substantially all salaried to certain hourly employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of credited service. The Company does not pre-fund these health care and life insurance benefits and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.
Plan Administration, Investments and Asset Allocations: The Company has an Investment Committee that is responsible for the investment and management of the pension plan assets. In 2013, the Company changed its pension plan investment and management approach to a liability-driven investment strategy, which seeks to increase the correlation of the pension plan assets and liabilities to reduce the volatility of the plan's funded status and, over time, improve the funded status of the plan. The adoption of this strategy has resulted in an asset allocation that is weighted more toward fixed income investments, which reduces investment volatility but also reduces investment returns over time. In connection with the adoption of a liability-driven investment strategy, the Company appointed an investment adviser that directs investments and selects investment options, based on guidelines established by the Investment Committee.
The Company’s investment strategy for its pension plan assets is to achieve a diversified mix of investments that balances long-term growth with an acceptable level of risk. The mix of assets includes a fixed income allocation that increases as the plan's funded status improves. The Company’s weighted-average asset allocations at December 31, 2016 and 2015, and 2016 year-end target allocation, by asset category, were as follows:

	Target	2016	2015
Domestic equity securities	34%	31%	34%
International equity securities	18%	20%	18%
Fixed income securities	36%	35%	35%
Other	12%	9%	10%
Cash	—%	5%	3%
Total	100%	100%	100%
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

The expected return on plan assets assumption (7.1 percent for 2016) is principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability-driven investment strategy, and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans with similar asset mixes. For the years ended December 31, 2016 and 2015, the return on plan assets was 2.64 and (2.79) percent, respectively. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.
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
Fixed Income Securities: Corporate bonds and U.S. government treasury and agency securities are valued based upon the closing price reported in the market in which the security is traded. U.S. government agency, corporate asset-backed securities, and mortgage securities may utilize models, such as a matrix pricing model, that incorporate other observable inputs such as cash flow, security structure, or market information, when broker/dealer quotes are not available.
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

The fair values of the Company’s pension plan assets at December 31, 2016 and 2015, by asset category, are as follows (in millions):

	Fair Value Measurements as of
	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$6.1	$6.1	$—	$—
Equity securities:
Domestic	28.1	28.1	—	—
Domestic exchange-traded funds	16.9	16.9	—	—
International	24.5	24.5	—	—
International and emerging markets exchange-traded funds	4.1	4.1	—	—
Fixed income securities:
U.S. Treasury obligations	21.7	21.7	—	—
Domestic corporate bonds and notes	26.6	—	26.6	—
Foreign corporate bonds	1.5	—	1.5	—
Other types of investments:
Limited partnership interest in private equity fund	0.1	—	—	0.1
Exchange-traded global real estate securities	9.9	9.9	—	—
Insurance contracts	0.1	—	—	0.1
Exchange-traded commodity fund	2.9	2.9	—	—
Other receivables	0.6	0.6	—	—
Total	$143.1	$114.8	$28.1	$0.2

	Fair Value Measurements as of
	December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$3.8	$3.8	$—	$—
Equity securities:
Domestic	16.7	16.7	—	—
Domestic exchange-traded funds	33.1	33.1
International	18.6	18.6	—	—
International and emerging markets exchange-traded funds	7.2	7.2	—	—
Fixed income securities:
U.S. Treasury obligations	17.1	17.1	—	—
Domestic corporate bonds and notes	31.6	—	31.6	—
Foreign corporate bonds	3.1	—	3.1	—
Other types of investments:
Limited partnership interest in private equity fund	0.2	—	—	0.2
Exchange-traded global real estate securities	11.2	11.2	—	—
Insurance contracts	0.2	—	—	0.2
Exchange-traded commodity fund	2.7	2.7	—	—
Other receivables	0.7	0.7	—	—
Total	$146.2	$111.1	$34.7	$0.4
The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Private Equity	Insurance	Total
Beginning balance, January 1, 2015	$0.3	$1.4	$1.7
Actual return on plan assets:
Assets held at the reporting date	(0.1)	0.1	—
Assets sold during the period	—	(1.3)	(1.3)
Ending balance, December 31, 2015	0.2	0.2	0.4
Actual return on plan assets:
Assets held at the reporting date	(0.1)	(0.1)	(0.2)
Ending balance, December 31, 2016	$0.1	$0.1	$0.2
Contributions are determined annually for each plan by the Company’s pension Administrative Committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006 (the “Act”), and the maximum deductible contribution allowed for tax purposes. In 2016, 2015 and 2014, the Company contributed approximately $0.5 million, $2.6 million, and $5.7 million, respectively, to its defined benefit pension plans. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service.
In 2007, the Company changed the traditional defined benefit pension plan formula for new non-bargaining unit employees hired after January 1, 2008 and, replaced it with a cash balance defined benefit pension plan formula. Subsequently, effective January 1, 2012, the Company changed the benefits under its traditional defined benefit plans for non-bargaining unit employees hired before January 1, 2008 and, replaced the benefit with the same cash balance defined benefit pension plan formula provided to those employees hired after January 1, 2008. Retirement benefits under the cash balance pension plan formula are based on a fixed percentage of eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the 10-year U.S. Treasury rate.
Benefit Plan Assets and Obligations: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2016 and 2015 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$194.6	$204.4	$12.2	$12.0
Service cost	3.1	3.1	0.1	0.1
Interest cost	8.5	8.0	0.5	0.5
Plan participants’ contributions	—	—	1.1	0.9
Actuarial (gain) loss	4.7	(8.9)	—	0.4
Benefits paid	(13.0)	(12.0)	(2.1)	(1.8)
Conversion of guaranteed annuity contract	—	(0.4)	—	—
Curtailment	(0.9)	—	0.1	0.1
Amendments	—	0.4	—	—
Benefit obligation at end of year	$197.0	$194.6	$11.9	$12.2
Change in Plan Assets
Fair value of plan assets at beginning of year	146.2	160.8	—	—
Actual return on plan assets	9.4	(4.8)	—	—
Employer contributions	0.5	2.6	0.9	0.8
Participant contributions	—	—	1.1	0.9
Conversion of guaranteed annuity contract	—	(0.4)	—	—
Benefits paid	(13.0)	(12.0)	(2.1)	(1.8)
Other	—	—	0.1	0.1
Fair value of plan assets at end of year	$143.1	$146.2	$—	$—

Funded Status and Recognized Liability	$(53.9)	$(48.4)	$(11.9)	$(12.2)

The accumulated benefit obligation for the Company’s qualified pension plans was $197.0 million and $193.7 million as of December 31, 2016 and 2015, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2016 and 2015 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2016	2015	2016	2015
Current liabilities	—	—	(1.0)	(0.9)
Non-current liabilities	(53.9)	(48.4)	(10.9)	(11.3)
Total	$(53.9)	$(48.4)	$(11.9)	$(12.2)

Net loss (net of taxes)	$45.6	$47.3	$0.6	$0.6
Unrecognized prior service credit (net of taxes)	(1.8)	(2.6)	—	—
Total	$43.8	$44.7	$0.6	$0.6
The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2016 and 2015 is shown below (in millions):

	2016	2015
Projected benefit obligation	$197.0	$194.6
Accumulated benefit obligation	$197.0	$193.7
Fair value of plan assets	$143.1	$146.2
The estimated prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017 is $0.5 million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2017 is $4.2 million. The estimated net loss for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2017 is $0.1 million. The estimated prior service cost for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2017 is negligible.
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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2016, 2015, and 2014, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$3.1	$3.1	$2.6	$0.1	$0.1	$0.1
Interest cost	8.5	8.0	8.3	0.5	0.5	0.6
Expected return on plan assets	(10.0)	(11.1)	(10.7)	—	—	—
Amortization of net loss	7.1	6.9	4.0	0.2	0.1	0.3
Amortization of prior service cost	(0.5)	(0.8)	(0.8)	—	—	—
Curtailment (gain)/loss	(0.9)	—	—	—	0.1	—
Net periodic benefit cost	7.3	6.1	3.4	0.8	0.8	1.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net loss (gain)	$4.4	$7.0	$27.1	$—	$0.4	$(0.6)
Amortization of unrecognized gain (loss)	(7.1)	(6.9)	(4.0)	(0.2)	(0.1)	(0.3)
Amortization of prior service credit	1.4	0.8	0.8	—	—	—
Prior service cost	—	0.4	—	—	—	—
Total recognized in other comprehensive income (loss)	(1.3)	1.3	23.9	(0.2)	0.3	(0.9)
Total recognized in net periodic benefit cost and other comprehensive income	$6.0	$7.4	$27.3	$0.6	$1.1	$0.1
The weighted average assumptions used to determine benefit information during 2016, 2015 and 2014 were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2016	2015	2014	2016	2015	2014
Weighted Average Assumptions:
Discount rate	4.20%	4.50%	4.00%	4.20%	4.50%	4.10%
Expected return on plan assets	7.10%	7.10%	7.10%	—%	—%	—%
Rate of compensation increase	0.5%-3%	0.5%-3%	0.5%-3%	0.5%-3%	0.5%-3%	3.00%
Initial health care cost trend rate				6.80%	7.00%	7.30%
Ultimate rate				4.50%	4.50%	4.50%
Year ultimate rate is reached				2037	2037	2028
If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2016, 2015 and 2014 and the net periodic post-retirement benefit cost for 2016, 2015 and 2014, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2016	2015	2014	2016	2015	2014
Effect on total of service and interest cost components	$0.1	$0.1	$0.1	$—	$—	$(0.1)
Effect on post-retirement benefit obligation	$1.0	$1.1	$1.1	$(0.9)	$(0.9)	$(0.9)

Non-qualified Benefit Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax regulations. The obligations relating to these plans totaled $7.4 million at December 31, 2016. A 3.9 percent discount rate was used to determine the 2016 obligation. The benefit associated with the non-qualified plan was $0.6 million in 2016, and the expense was $0.1 million in 2015, and $0.1 million in 2014. As of December 31, 2016, the amount recognized in accumulated other comprehensive income for unrecognized loss, net of tax, was approximately $1.5 million, and the amount recognized as unrecognized prior service credit, net of tax, was ($0.9) million. The estimated net loss and prior service (credit), net of tax, that will be recognized in net periodic pension cost in 2016 is $0.2 million.
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	Pension	Non-qualified	Post-retirement
Year	Benefits	Plan Benefits	Benefits
2017	$11.6	$4.2	$1.0
2018	$11.8	$1.7	$1.0
2019	$12.0	$0.1	$1.0
2020	$12.2	$—	$1.0
2021	$12.4	$—	$0.9
2022-2026	$62.8	$1.9	$3.6
Current liabilities of approximately $5.2 million, related to non-qualified plan and post-retirement benefits, are classified as accrued and other liabilities in the consolidated balance sheet as of December 31, 2016.
Multiemployer Plans: Grace and certain subsidiaries contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover their union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

The Company's participation in these plans for the year ended December 31, 2016, is outlined in the table below. The "EIN Pension Plan Number" column provides the Employee Identification Number (EIN) and the 3-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available in 2016 is for the plan's year-end as of December 31, 2015, for the Pension Trust Fund for Operating Engineers Pension Plan and Laborer's National (Industrial) Pension Fund. The zone status available for 2016 for the Hawaii Laborers Trust Funds is for the plan year-end as of February 29, 2016. GP Roadway Solutions, Inc. and GP/RM Prestress, LLC have separate contracts and different expiration dates with the Hawaii Laborers Trust Fund. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans that are less than 65 percent funded are "red zone" plans in need of reorganization; plans between 65 percent and 80 percent funded or that have an accumulated funding deficiency or are expected to have a deficiency in any of the next six years are "yellow zone" plans; plans that meet both of the "yellow zone" criteria are "orange zone" plans; and if the plan is funded more than 80 percent, it is a "green zone" plan. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.
There were no plans to which the Company contributed more than 5 percent of the total contributions.

		Pension Protection Act Zone Status	FIP/RP Status	Contribution by Entity	Contribution by Entity	Surcharge Imposed	Expiration Date	Current Plan Year End
	EIN Plan No.	2016 and 2015	Pending/Implemented	Jan. 1 - Dec. 31, 2016	Jan. 1 - Dec. 31, 2015
Fund
Operating Engineers	94-6090764; 001	Red	Yes	$4.7	$4.6	No	9/2/19	12/31/16
Laborers National	52-6074345; 001	Red	Yes	0.1	0.1	No	8/31/18	12/31/16
Hawaii Laborers	99-6025107; 001	Green	No	0.7	0.8	No	8/31/19	2/29/16
Hawaii Laborers	99-6025107; 001	Green	No	0.2	0.2	No	9/30/19	2/29/16
Total				$5.7	$5.7
Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Internal Revenue Code and provides matching contributions of up to 3 percent of eligible compensation. The Company’s matching contributions expensed under these plans totaled $0.7 million in each of the years ended December 31, 2016 and 2015. The Company also maintains profit sharing plans and, if a minimum threshold of Company performance is achieved, provides contributions of 1 to 5 percent, depending upon Company performance above the minimum threshold. There were no profit sharing contribution expenses recognized in 2016 and 2015. In 2014, the profit sharing contribution expense was $0.6 million.
Grace 401(k) Plans: The Company allows for discretionary non-elective employer contributions up to the sum of 10 percent of each eligible employee's compensation for the 12 months in the plan year, subject to certain limitations. Management profit sharing bonuses can be deferred to the employee's 401(k) account, but will be subject to the IRS' annual limit on employee elective deferrals. For the year ended December 31, 2016, Grace recognized discretionary employer contributions and profit sharing expense of approximately $2.0 million.
12. INCOME TAXES
The income tax expense (benefit) on income from continuing operations for each of the three years in the period ended December 31, consisted of the following (in millions):

	2016	2015	2014
Current:
Federal	$2.9	$13.4	$15.4
State	0.9	1.6	4.5
Current	$3.8	$15.0	$19.9
Deferred:
Federal	$(1.4)	$18.5	$(8.1)
State	0.2	2.8	(7.7)
Deferred	$(1.2)	$21.3	$(15.8)
Income tax expense (benefit)	$2.6	$36.3	$4.1

Income tax expense (benefit) for 2016, 2015 and 2014 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2016	2015	2014
Computed federal income tax expense	$12.3	$34.0	$14.3
State income taxes	0.6	4.4	1.9
Nondeductible transaction costs	2.4	—	—
Federal solar tax credits	(8.7)	—	(11.3)
Share-based compensation	(1.5)	—	—
Noncontrolling interest	(0.7)	(0.5)	(1.1)
Other—net	(1.8)	(1.6)	0.3
Income tax expense (benefit)	$2.6	$36.3	$4.1
The effective income tax rate for the year ended December 31, 2016 was lower than the statutory rate primarily due to the non-refundable federal tax credit related to the Company’s solar investment.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2016	2015
Deferred tax assets:
Employee benefits	$35.8	$37.1
Capitalized costs	23.0	22.4
Joint ventures and other investments	1.3	4.3
Impairment and amortization	11.4	7.8
Solar investment benefits	15.0	9.0
Insurance and other reserves	6.0	5.9
Other	3.5	5.7
Total deferred tax assets	$96.0	$92.2

Deferred tax liabilities:
Property (including tax-deferred gains on real estate transactions)	$260.3	$279.3
Straight-line rental income and advanced rent	8.4	9.0
Other	9.3	6.0
Total deferred tax liabilities	$278.0	$294.3

Net deferred tax liability	$182.0	$202.1
Federal tax credit carryforwards as of December 31, 2016 totaled $6.2 million and will expire in 2036. State tax credit carryforwards as of December 31, 2016 totaled $6.9 million and may be carried forward indefinitely under state law.
The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. The net tax benefits from share-based transactions were $1.9 million and $1.7 million for 2016 and 2015, respectively.
Subsequent to the separation from Matson, Inc. ("Matson," formerly "Alexander & Baldwin Holdings, Inc.") on June 30, 2012, the Company began reporting as a separate taxpayer. Upon separation, the Company’s unrecognized tax benefits were reflected on Matson's financial statements because Matson is considered the successor parent to the former Alexander & Baldwin, Inc. affiliated tax group. In connection with the separation, the Company entered into a Tax Sharing Agreement with Matson. As of December 31, 2016, the Company's liability for the indemnity to Matson in the event the Company’s pre-separation unrecognized tax benefits are not realized was $0.1 million. As of December 31, 2016, the Company has not identified any material unrecognized tax positions.
In the second quarter of 2016, the Company invested $15.4 million in Waihonu Equity Holdings, LLC (“Waihonu”), an entity that operates two photovoltaic facilities with a combined capacity of 6.5 megawatts in Mililani, Oahu. The Company accounts for its investment in Waihonu under the equity method. The investment return from the Company’s investment in

Waihonu is principally composed of non-refundable federal and refundable state tax credits. The federal tax credits are accounted for using the flow through method, which reduces the provision for income taxes in the year that the federal tax credits first become available. During 2016, the Company recognized income tax benefits of approximately $8.7 million related to the non-refundable tax credits, $2.9 million related to the refundable state taxes credits in Income Tax Receivable, as well as a corresponding reduction to the carrying amount of its investment in Waihonu, recorded within Investments in Affiliates in the consolidated balance sheets.

For the years ended December 31, 2016 and 2015, the Company recorded the following non-cash reductions related to the Company's investments in Waihonu and KRS II in Reduction in Solar Investments in the accompanying consolidated statement of operations (in millions):

	2016	2015
Waihonu	$8.7	$—
KRS II	1.1	2.6
Total	$9.8	$2.6

The Company is subject to taxation by the United States and various state and local jurisdictions. As of December 31, 2016, the Company’s tax years 2015, 2014 and 2013 are open to examination by the tax authorities. In addition, tax year 2012, for which the Company was included in the consolidated tax group with Matson, is open to examination by the tax authorities in the Company’s material jurisdictions. The federal audit for the 2012 tax return for the Company on a standalone basis and the 2012 tax return for which the Company was included in the consolidated tax group with Matson has concluded and there were no material adjustments to the income statement resulting from the audit. The 2015 Hawaii state income tax return is currently under audit. In February 2017, the Company was notified that the IRS will be auditing tax years 2014 and 2013.  The Company believes that the result of these audits will not have a material adverse effect on its results of operations, financial condition or liquidity.

13. SHARE-BASED AWARDS
2012 Incentive Compensation Plan (“2012 Plan”): The 2012 Incentive Compensation Plan allows for the granting of stock options, restricted stock units and common stock. Under the 2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of December 31, 2016, 1.2 million shares of the Company’s common stock remained available for future issuance, which is reflective of a 2.7 million share reduction for outstanding equity awards replaced when the Company separated from Matson. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.
The 2012 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs, as more fully described below.
Discretionary Grant Program: Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100 percent of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of 10 years. There were no option grants in 2016 and 2015, and the Company currently has no plans to issue options in the future.
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

Activity in the Company’s stock option plans in 2016 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,098.6	$18.81
Exercised	(195.1)	$23.58
Outstanding, December 31, 2016	903.5	$17.78	3.1	$24,288

Vested or expected to vest	903.5	$17.78	3.1	$24,288
Exercisable, December 31, 2016	903.5	$17.78	3.1	$24,288
The following table summarizes 2016 non-vested restricted stock unit activity (in thousands, except weighted average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2016	271.9	$37.74
Granted	154.3	$30.91
Vested	(69.0)	$38.00
Canceled	(63.7)	$39.04
Outstanding, December 31, 2016	293.5	$33.81
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
As of December 31, 2016, there was $4.7 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 plan; that cost is expected to be recognized over a period of 3 years.
The fair value of the Company’s time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted average assumptions:

	2016	2015
Volatility of A&B common stock	26.3%	29.5%
Average volatility of peer companies	35.3%	34.2%
Risk-free interest rate	1.10%	0.70%
The weighted average fair value of the time-based restricted units and market-based performance share units was $30.91 in 2016 and $40.85 in 2015. No compensation cost is recognized for estimated or actual forfeitures of time-based or market-based awards if an employee is terminated prior to rendering the requisite service period. The tax benefit realized upon vesting was immaterial for each of the years ended December 31, 2016, 2015 and 2014.

A summary of compensation cost related to share-based payments is as follows (in millions):

	2016	2015	2014
Share-based expense (net of estimated forfeitures):
Stock options	$—	$—	$0.3
Incremental share-based compensation cost related to separation	—	—	0.2
Time-based and market-based restricted stock units	4.1	4.6	4.4
Total share-based expense	4.1	4.6	4.9
Total recognized tax benefit	(1.4)	(1.2)	(1.5)
Share-based expense (net of tax)	$2.7	$3.4	$3.4

Cash received upon option exercise	$4.6	$0.5	$4.5
Intrinsic value of options exercised	$2.6	$0.5	$5.4
Tax benefit realized upon option exercise	$1.0	$0.2	$2.0
Fair value of stock vested	$2.2	$4.2	$2.6

14. COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's consolidated balance sheet, excluding lease commitments that are disclosed in Note 9, included the following as of December 31, 2016 (in millions):

Standby letters of credit	(a)	$12.7
Bonds	(b)	$413.6

(a)
Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities, and relate primarily to the Company’s real estate activities. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit have been drawn upon to date, and the Company believes it is unlikely that any of these letters of credit will be drawn upon.

(b)
Represents bonds related to construction and real estate activities in Hawaii. Approximately $391.2 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of December 31, 2016, the Company's limited guarantees on indebtedness totaled $19.0 million related to five of its unconsolidated joint ventures. The Company has not incurred any significant historical losses related to guarantees on its joint venture indebtedness.
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
Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supplied a significant portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the “4/10/15 Lawsuit”) alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment (“EA”). In December 2015, the BLNR decided to re-affirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by the three parties. In January 2016, the court in the 4/10/15 Lawsuit ruled that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to take an immediate appeal of this ruling. In May 2016, the Hawaii State Legislature passed House Bill 2501 which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 186 in June 2016.
In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii ("Water Commission") establish interim instream flow standards ("IIFS") in 27 East Maui streams that feed the Company's irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawaii Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Commission then authorized the appointment of a hearings officer for the contested case hearing and expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams in 23 hydrologic units. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015. On January 15, 2016, the Commission-appointed hearings officer issued his recommended decision on the petitions. The recommended decision would restore water to streams in 11 of the 23 hydrologic units. In March 2016, the hearings officer ordered a reopening of the contested case proceedings in light of the Company’s announcement to cease sugar operations at HC&S by the end of the year and to transition to a new diversified agricultural model on the former sugar lands. In April 2016, the Company announced its commitment to fully and permanently restore all of the taro streams identified by the petitioners in their filings. Re-opened evidentiary hearings will take place in the first half of 2017 and a final decision on the petitions from the Commission is not expected until at least the second quarter of 2017.
HC&S also used water from four streams in Central Maui (“Na Wai Eha”) to irrigate its agricultural lands in Central Maui.  Beginning in 2004, the Water Commission began proceedings to establish interim instream flow standards (IIFS) for the Na Wai Eha streams. Before the IIFS proceedings were concluded, the Water Commission designated Na Wai Eha as a surface water management area, meaning that all uses of water from these streams required water use permits issued by the Water Commission.  Following contested case proceedings, the Water Commission established IIFS in 2010, but that decision was appealed, and the Hawai`i Supreme Court remanded the case to the Water Commission for further proceedings.  The parties to the IIFS contested case settled the case in 2014.  Thereafter, proceedings for the issuance of water use permits commenced with over 100 applicants, including HC&S, vying for permits.  While the water use permit proceedings were ongoing, A&B announced the cessation of sugar cane cultivation at the end of 2016.  This announcement triggered a re-opening and reconsideration of the 2014 IIFS decision.  Reconsideration of the IIFS is taking place simultaneously with consideration of the applications for water use permits.
If the Company is not permitted to use sufficient quantities of stream waters, it would have a material adverse effect on the Company’s pursuit of a diversified agricultural model in subsequent years.
A&B is a party to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on A&B’s consolidated financial statements as a whole.

15. DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk related to its floating rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and floating rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
During 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of December 31, 2016 is as follows (dollars in millions):

			Notional Amount	Fair Value at		Balance Sheet
Effective Date	Maturity Date	Interest Rate	12/31/2016	12/31/2016	12/31/2015	Classification
4/7/2016	8/1/2029	3.135%	$60.0	$2.8	—	Other non-current liabilities
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
Non-designated Hedges
As of December 31, 2016, the Company has two interest rate swaps that have not been designated as cash flow hedges whose key terms are as follows (dollars in millions):

			Notional Amount	Fair Value at		Balance Sheet
Effective Date	Maturity Date	Interest Rate	12/31/2016	12/31/2016	12/31/2015	Classification
1/1/2014	9/1/2021	5.95%	$11.2	$(1.3)	$(1.7)	Other non-current liabilities
6/18/2008	3/1/2021	5.98%	$6.1	$(0.5)	$(0.8)	Other non-current liabilities
Total			$17.3	$(1.8)	$(2.5)
The following table represents the effect of the derivative instruments in the Company's consolidated statements of operations (in millions):

	2016	2015
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of (gain) loss recognized in OCI on derivatives (effective portion)	$(2.6)	$—
Amounts reclassified from accumulated OCI into earnings under "interest expense"	(0.4)	—
Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized loss on derivatives recognized in earnings under "interest income and other"	$0.7	$0.4
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.

The Company recorded $0.7 million and $0.4 million of income during 2016 and 2015, respectively, related to the change in fair value of the interest rate swaps in Interest income and other in the accompanying consolidated statements of operations.

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

The following table provides a reconciliation of income from continuing operations to income from continuing operations available to A&B shareholders (in millions):

	2016	2015	2014
Income from continuing operations, net of tax	$32.7	$60.8	$36.8
Less: Noncontrolling interest	(1.8)	(1.5)	(3.1)
Income from continuing operations attributable to A&B shareholders, net of tax	30.9	59.3	33.7
Less: Undistributed earnings (losses) allocated from redeemable noncontrolling interest	1.3	(3.1)	—
Income from continuing operations available to A&B shareholders, net of tax	32.2	56.2	33.7
Income from discontinued operations available to A&B shareholders, net of tax	(41.1)	(29.7)	27.7
Net income available to A&B shareholders	$(8.9)	$26.5	$61.4
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	2016	2015	2014
Denominator for basic EPS - weighted average shares	49.0	48.9	48.7
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	0.4	0.4	0.6
Denominator for diluted EPS - weighted average shares outstanding	49.4	49.3	49.3
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
During the years ended December 31, 2016, 2015 and 2014, there were no anti-dilutive securities outstanding.
In January 2017, the Company granted to employees 61,733 shares of time-based restricted stock units, and 37,244 shares of market-based performance share units. The time-based restricted stock units vest ratably over 3 years and the performance share units cliff vest over 3 years, provided that the minimum level of the 3-year performance objectives is achieved.

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

18. CESSATION OF SUGAR OPERATIONS
A summary of the pre-tax costs and remaining costs associated with the Cessation is as follows (in millions):

	Charges recognized during 2016	Cumulative amount recognized as of December 31, 2016	Remaining to be recognized	Total

Employee severance benefits and related costs	$8.4	$21.8	$0.1	$21.9
Asset write-offs and accelerated depreciation*	62.1	71.3	—	71.3
Property removal, restoration and other exit-related costs	7.1	7.1	3.3	10.4
Total cessation costs	$77.6	$100.2	$3.4	$103.6
* Included in depreciation and amortization in the Consolidated Statements of Cash Flows.
A rollforward of the Cessation-related liabilities during the year ended December 31, 2016 is as follows (in millions):

	Employee severance benefits and related costs	Other exit costs[1]	Total
Balance at December 31, 2015	$13.4	$4.1	$17.5
Expense	8.4	3.0	11.4
Cash payments	(8.1)	(1.7)	(9.8)
Balance at December 31, 2016	$13.7	$5.4	$19.1
1 Includes asset retirement obligations of $5.4 million.

The Cessation-related liabilities were included in the accompanying consolidated balance sheets as follows (in millions):

	Classification on Balance Sheet	December 31, 2016	December 31, 2015
Current:
Employee severance benefits and related costs	HC&S cessation-related liabilities	$13.7	$5.8
Other exit costs	HC&S cessation-related liabilities	5.4	0.6
Total current portion		19.1	6.4
Long-term:
Employee severance benefits and related costs	Other non-current liabilities	—	7.6
Other exit costs	Other non-current liabilities	—	3.5
Total long-term portion		—	11.1
Total sugar Cessation-related liabilities		$19.1	$17.5

19. SEGMENT RESULTS
Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.
The Company’s chief operating decision maker is its Chief Executive Officer. During the fourth quarter of 2016, the Company completed an internal reorganization of the operations and reporting structure in order to facilitate operational efficiencies and better alignment of activities in the Company’s businesses. Prior to the fourth quarter of 2016, the Company operated under four reportable segments: Commercial Real Estate, Real Estate Development and Sales, Materials and Construction, and Agribusiness. As a result of the segment reorganization, the Company’s former Real Estate Development and Sales and Agribusiness segments have been merged into the Land Operations reportable segment. Additionally, the following items were realigned in connection with the segment changes: (1) agricultural leases that previously were included in the Commercial Real Estate segment, were reclassified to the Land Operations segment, (2) certain industrial leases that previously were included in the former Agribusiness segment, were reclassified to the Commercial Real Estate segment, (3) sales of commercial properties that previously were included in the former Real Estate Development and Sales segment, were reclassified to the Commercial Real Estate segment, and (4) the Company's solar energy investments that previously were presented as Corporate investments, were reclassified to Land Operations. The Company’s reportable segments, as realigned and presented, reflect the revised operational structure and internal management reporting. All prior periods have been recast in the following segment tables and discussion to correspond to these segment changes.
The Commercial Real Estate segment owns, operates, and manages a portfolio of retail, office and industrial properties in Hawaii and on the Mainland totaling 4.7 million square feet of GLA. The Company also leases urban land in Hawaii to third-party lessees, including 42 acres on Oahu (improved with 610,000 square feet of commercial space owned by the lessees) and 64 acres on the neighbor islands.
The Land Operations segment generates its revenues and creates value through an active and comprehensive program of land stewardship, planning, entitlement, development, real estate investment and sale of land and commercial and residential properties, principally in Hawaii.
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
General contractor and subcontractor revenues for the years ended December 31, 2016 and 2015 were derived directly and indirectly from the State of Hawaii in the amounts of $50.1 million and $80.8 million, respectively. In addition, for the years ended December 31, 2016 and 2015, amounts were derived directly and indirectly from the City and County of Honolulu in the amounts of $52.0 million and $38.1 million, respectively.

Operating segment information for 2016, 2015 and 2014 is summarized as below (in millions):

For the Year Ended December 31,	2016	2015	2014
Revenue:
Commercial Real Estate	$134.7	$133.6	$125.3
Land Operations	61.9	120.2	96.7
Materials & Construction	190.9	219.0	234.3
Total revenue	$387.5	$472.8	$456.3
Operating Profit (Loss)
Commercial Real Estate	$54.8	$53.2	$47.6
Land Operations[1,2]	6.6	61.7	15.0
Materials and Construction[3]	23.3	30.9	25.9
Total operating profit	84.7	145.8	88.5
Interest expense	(26.3)	(26.8)	(29.0)
Gain (loss) on sale of improved property, net[4]	8.1	(1.8)	—
General corporate expenses	(21.7)	(20.1)	(18.6)
REIT evaluation costs[5]	(9.5)	—	—
Income From Continuing Operations Before Income Taxes	35.3	97.1	40.9
Income tax expense[6]	2.6	36.3	4.1
Income From Continuing Operations	32.7	60.8	36.8
Income (Loss) from discontinued operations, net of income tax	(41.1)	(29.7)	27.7
Net Income (Loss)	(8.4)	31.1	64.5
Income attributable to noncontrolling interest	(1.8)	(1.5)	(3.1)
Net Income (Loss) Attributable to A&B	$(10.2)	$29.6	$61.4

[1]
The Land Operations segment includes approximately $15.1 million, $30.2 million, and $2.0 million in equity in earnings from its various real estate joint ventures for 2016, 2015, and 2014, respectively. The Land Operations segment also includes non-cash impairment charges of $11.7 million in 2016 related to certain non-active, long-term development projects.

[2]
Amounts include non-cash reductions of $9.8 million, $2.6 million, and $14.7 million related to the Company's tax equity solar investments in KRS II and Waihonu for each of the years ended December 31, 2016, 2015, and 2014, respectively.

[3]
During the year ended December 31, 2016, the Company recorded charges of $2.6 million for environmental costs related to the management of a former quarry site and a net loss of $1.0 million related to the sales of vacant land parcels by an unconsolidated affiliate.

[4]
Amounts represent the sales of two California and one Utah property in June 2016, one Colorado retail property in March 2015, one Texas office building in May 2015, and one Washington office building in December 2015.

[5]	Costs related to the Company's in-depth evaluation of a REIT conversion.

[6]	Tax benefits associated with the KRS II and Waihonu investments are included in the Income tax expense line item in the Consolidated Statements of Operations.

As of December 31,	2016	2015	2014
Identifiable Assets:
Commercial Real Estate	$1,119.5	$1,075.7	$1,206.6
Land Operations[7]	632.8	759.7	716.6
Materials and Construction	371.8	386.6	385.9
Other	32.2	20.3	12.0
Total assets	$2,156.3	$2,242.3	$2,321.1

Capital Expenditures:
Commercial Real Estate[8]	$98.7	$23.0	$51.8
Land Operations[9,10]	5.3	2.1	1.1
Materials and Construction	9.3	7.2	10.7
Other	0.3	1.4	1.8
Total capital expenditures	$113.6	$33.7	$65.4

Depreciation and Amortization:
Commercial Real Estate	$28.4	$28.9	$28.0
Land Operations[10]	6.7	1.3	—
Materials and Construction	11.7	11.6	15.2
Other	1.8	1.5	1.2
Total depreciation and amortization	$48.6	$43.3	$44.4

[7]
The Land Operations segment includes approximately $357.5 million, $379.7 million, and $383.8 million related to its investment in various real estate joint ventures as of December 31, 2016, 2015, and 2014, respectively.

[8]
Represents gross capital additions to the commercial real estate portfolio, including gross tax-deferred property purchases, but excluding the assumption of debt, that are reflected as non-cash transactions in the consolidated statements of cash flows.

[9]
Excludes expenditures for real estate developments held for sale, which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows, and excludes investment in joint ventures classified as Cash Flows from Investing Activities. Operating cash flows for expenditures related to real estate developments were $15.2 million, $7.2 million, and $41.7 million for 2016, 2015, and 2014, respectively. Investments in real estate joint ventures were $20.8 million, $25.8 million, and $28.7 million in 2016, 2015, and 2014, respectively. Excludes expenditures from discontinued operations, which are classified as Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows of $2.5 million, $11.0 million and $9.7 million for 2016, 2015, and 2014, respectively.

[10]	Amounts recast to reflect discontinued operations.

Unaudited quarterly segment results for the years ended December 31, 2016 and 2015 were as follows (in millions):

	2016
(Unaudited)	Q1	Q2	Q3	Q4
Revenue:
Commercial Real Estate	$34.8	$34.5	$32.7	$32.7
Land Operations	6.0	5.5	18.1	32.3
Materials & Construction	50.6	42.0	52.1	46.2
Total revenue	$91.4	$82.0	$102.9	$111.2
Operating Profit (Loss)
Commercial Real Estate	$14.2	$13.6	$13.5	$13.5
Land Operations[1,2]	(4.3)	(10.8)	7.8	13.9
Materials and Construction[3]	8.0	4.9	5.6	4.8
Total operating profit	17.9	7.7	26.9	32.2
Interest expense	(6.9)	(6.8)	(6.4)	(6.2)
Gain (loss) on sale of improved property[4]	—	8.0	0.1	—
General corporate expenses	(6.9)	(3.6)	(5.5)	(5.7)
REIT evaluation costs[5]	—	(1.9)	(1.9)	(5.7)
Income From Continuing Operations Before Income Taxes	4.1	3.4	13.2	14.6
Income tax expense	0.3	0.3	1.0	1.0
Income From Continuing Operations	3.8	3.1	12.2	13.6
Loss from discontinued operations, net of income tax	(10.8)	(3.7)	(13.6)	(13.0)
Net Income (Loss)	(7.0)	(0.6)	(1.4)	0.6
Income attributable to noncontrolling interest	(0.5)	(0.1)	(0.5)	(0.7)
Net Income (Loss) Attributable to A&B	(7.5)	(0.7)	(1.9)	(0.1)

Amounts Available to A&B Shareholders
Income from continuing operations, net of taxes	3.8	3.1	12.2	13.6
Less: Income attributable to noncontrolling interests	(0.5)	(0.1)	(0.5)	(0.7)
Income from continuing operations attributable to A&B shareholders, net of taxes	3.3	3.0	11.7	12.9
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.4	0.1	0.4	0.4
Income from continuing operations available to A&B shareholders, net of taxes	3.7	3.1	12.1	13.3
Income from discontinuing operations	(10.8)	(3.7)	(13.6)	(13.0)
Net Income (Loss) Available to A&B shareholders	$(7.1)	$(0.6)	$(1.5)	$0.3

Earnings (loss) per share available to A&B shareholders:
Basic Earnings (Loss) Per Share:
Continuing operations	$0.08	$0.06	$0.25	$0.27
Discontinued operations	$(0.23)	$(0.07)	$(0.28)	$(0.26)
Net income (loss)	$(0.15)	$(0.01)	$(0.03)	$0.01

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.08	$0.06	$0.24	$0.27
Discontinued operations	$(0.22)	$(0.07)	$(0.28)	$(0.26)
Net income (loss)	$(0.14)	$(0.01)	$(0.04)	$0.01

Weighted average shares:
Basic	48.9	49.0	49.0	49.0
Diluted	49.3	49.4	49.4	49.4

	2015
(Unaudited)	Q1	Q2	Q3	Q4
Revenue:
Commercial Real Estate	$32.7	$34.7	$33.0	$33.2
Land Operations	37.1	41.2	25.5	16.4
Materials and Construction	56.9	57.4	51.0	53.7
Total revenue	$126.7	$133.3	$109.5	$103.3
Operating Profit (Loss)
Commercial Real Estate	$13.2	$14.0	$12.6	$13.4
Land Operations[1,2]	30.8	12.7	7.6	10.6
Materials and Construction	7.2	7.0	7.5	9.2
Total operating profit	51.2	33.7	27.7	33.2
Interest Expense	(7.1)	(6.6)	(6.5)	(6.6)
Gain (loss) on sale of improved property[4]	1.8	0.1	—	(3.7)
General Corporate Expenses	(5.6)	(5.3)	(4.8)	(4.4)
Income From Continuing Operations Before Income Taxes	40.3	21.9	16.4	18.5
Income Tax Expense	15.0	8.2	6.1	7.0
Income From Continuing Operations	25.3	13.7	10.3	11.5
Income (Loss) From Discontinued Operations (net of income taxes)	0.6	(3.6)	(3.3)	(23.4)
Net Income (Loss)	25.9	10.1	7.0	(11.9)
Income attributable to noncontrolling interest	(0.6)	(0.3)	(0.3)	(0.3)
Net Income (Loss) Attributable to A&B	$25.3	$9.8	$6.7	$(12.2)

Amounts Available to A&B Shareholders
Income from continuing operations, net of taxes	25.3	13.7	10.3	11.5
Less: Income attributable to noncontrolling interests	(0.6)	(0.3)	(0.3)	(0.3)
Income from continuing operations attributable to A&B shareholders, net of taxes	24.7	13.4	10.0	11.2
Less: Undistributed earnings allocated to redeemable noncontrolling interest	—	—	(1.3)	(1.8)
Income from continuing operations available to A&B shareholders, net of taxes	24.7	13.4	8.7	9.4
Income from discontinuing operations	0.6	(3.6)	(3.3)	(23.4)
Net Income (Loss) Available to A&B shareholders	25.3	9.8	5.4	(14.0)

Earnings per share available to A&B shareholders:
Basic Earnings (Loss) Per Share:
Continuing operations	$0.51	$0.27	$0.18	$0.19
Discontinued operations	$0.01	$(0.07)	$(0.07)	$(0.48)
Net income (loss)	$0.52	$0.20	$0.11	$(0.29)

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.50	$0.27	$0.18	$0.19
Discontinued operations	$0.01	$(0.07)	$(0.06)	$(0.48)
Net income (loss)	$0.51	$0.20	$0.12	$(0.29)

Weighted average shares:
Basic	48.8	48.9	48.9	48.9
Diluted	49.3	49.4	49.3	48.9

[1]	During the fourth quarter of 2016, the Company recorded $11.7 million of non-cash impairment charges related to certain non-active, long-term development projects.

[2]
Amounts include non-cash reductions related to the Company's tax equity solar investments in KRS II and Waihonu. During the second quarter of 2016, the Company recognized income tax benefits of approximately $8.7 million related to Waihonu.

[3]
Amounts include charges of $2.6 million for environmental costs related to the management of a former quarry site during the fourth quarter of 2016, as well as a loss of $1.6 million and a gain of $0.6 million related to the sales of vacant land parcels by an unconsolidated affiliate during the third quarter and fourth quarter of 2016, respectively.

[4]
Amounts represent the sales of two California and one Utah property in June 2016 and one Colorado retail property in March 2015, one Texas office building in May 2015 and one Washington office building in December 2015.

[5]	Costs related to the Company's in-depth evaluation of a REIT conversion.

20. SUBSEQUENT EVENT
On January 24, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per share of outstanding common stock, which will be paid on March 2, 2017 to shareholders of record as of February 6, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
A. Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

(b)    Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii
We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company, and our report dated March 1, 2017, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 1, 2017

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

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.    Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2017 Annual Meeting of Shareholders (“A&B’s 2017 Proxy Statement”), which section is incorporated herein by reference.
B.    Executive Officers
The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of February 15, 2017, and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Exchange Act by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2017 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2017 Proxy Statement, which subsections are incorporated herein by reference.
References herein to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its reorganization into Alexander & Baldwin Holdings, Inc.
Christopher J. Benjamin (53)
Chief Executive Officer of A&B, 1/16-present; President of A&B, 6/12-present; Chief Operating Officer of A&B, 6/12-12/15; President of Land Group of A&B Predecessor, 9/11-6/12; President of A&B Properties, Inc. ("ABP"), 9/11-8/15; Senior Vice President of A&B Predecessor, 7/05-8/11; Chief Financial Officer of A&B Predecessor, 2/04-8/11; Treasurer of A&B Predecessor, 5/06-8/11; Plantation General Manager, Hawaiian Commercial & Sugar Company, 3/09-3/11; first joined A&B Predecessor in 2001.
Meredith J. Ching (60)
Senior Vice President (Government & Community Relations) of A&B, 6/12-present; Senior Vice President (Government & Community Relations) of A&B Predecessor, 6/07-6/12; first joined A&B Predecessor in 1982.
Nelson N. S. Chun (64)
Senior Vice President and Chief Legal Officer of A&B, 6/12-present; Senior Vice President and Chief Legal Officer of A&B Predecessor, 7/05-6/12; first joined A&B Predecessor in 2003.
Paul K. Ito (46)
Senior Vice President, Chief Financial Officer and Treasurer of A&B, 6/12-present; Controller of A&B 6/12-8/15; Vice President of A&B Predecessor, 4/07-6/12; Controller of A&B Predecessor, 5/06-6/12; first joined A&B Predecessor in 2005.
George M. Morvis (49)
Vice President (Corporate Development) of A&B 6/12-present; Vice President (Corporate Development) of A&B Predecessor 1/12-6/12; Managing Director of Financial Shares Corporation, 10/94-1/12; joined A&B Predecessor in 2012.

Lance K. Parker (43)
President of ABP, 9/15-present; Senior Vice President of ABP, 6/13-8/15; Vice President of ABP, 7/07-6/13; first joined A&B Predecessor in 2004.

C.    Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2017 Proxy Statement, which section is incorporated herein by reference.
D.    Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2017 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2017 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2017 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2017 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2017 Proxy Statement, which section is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.    Financial Statements
The financial statements are set forth in Item 8 of Part II above.

B.    Financial Statement Schedules

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

Alexander & Baldwin, Inc. and Subsidiaries
December 31, 2016

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Commercial Real Estate Segment
Industrial :
Kailua Industrial/Other (HI)	$—	$10.5	$2.0	$0.1	$—	$10.5	$2.1	$12.6	$(0.2)	Various	2013
Kaka'ako Commerce Center (HI)	—	16.9	20.6	0.3	—	16.9	20.9	37.8	(1.1)	1969	2014
Komohana Industrial Park (HI)	—	25.2	10.8	0.5	—	25.2	11.3	36.5	(2.0)	1990	2010
Midstate 99 Distribution Ctr. (CA)	8.2	2.7	29.6	1.3	—	2.7	30.9	33.6	(7.0)	2002, 2008	2008
P&L Warehouse (HI)	—	—	—	1.2	—	—	1.2	1.2	(0.7)	1970	1970
Port Allen (HI)	—	—	0.7	1.9	—	—	2.6	2.6	(1.9)	1983, 1993	1983-1993
Sparks Business Center (NV)	—	3.2	17.2	3.0	—	3.2	20.2	23.4	(8.4)	1996-1998	2002
Waipio Industrial (HI)	—	19.6	7.7	0.1	—	19.6	7.8	27.4	(1.7)	1988-1989	2009

Office :
1800 and 1820 Preston Park (TX)	—	4.5	19.9	6.1	—	4.5	26.0	30.5	(7.8)	1997, 1998	2006
Concorde Commerce Center (AZ)	—	3.9	20.9	6.2	—	3.9	27.1	31.0	(7.9)	1998	2006
Deer Valley Financial Center (AZ)	—	3.4	19.2	4.3	—	3.4	23.5	26.9	(7.7)	2001	2005
Judd Building (HI)	—	1.0	2.1	2.2	—	1.0	4.3	5.3	(1.7)	1898, 1979	2000
Kahului Office Building (HI)	—	1.0	0.4	6.2	—	1.0	6.6	7.6	(7.5)	1974	1989
Kahului Office Center (HI)	—	—	—	5.7	—	—	5.7	5.7	(3.8)	1991	1991
Lono Center (HI)	—	—	1.4	1.2	—	—	2.6	2.6	(1.4)	1973	1991
Gateway at Mililani Mauka South (HI)	—	7.0	3.5	5.8	—	7.0	9.3	16.3	(0.5)	1992, 2006	2012
Stangenwald Building (HI)	—	1.8	1.0	1.2	—	1.8	2.2	4.0	(1.0)	1901, 1980	1996

Retail :
Aikahi Park Shopping Center (HI)	—	23.5	6.7	0.2	—	23.5	6.9	30.4	(0.9)	1971	2015
Gateway at Mililani Mauka (HI)	—	7.3	4.7	5.5	—	7.3	10.2	17.5	(0.8)	2008, 2013	2011
Kahului Shopping Center (HI)	—	—	—	2.6	—	—	2.6	2.6	(1.6)	1951	1951
Kailua Grocery Anchored (HI)	11.2	54.4	47.1	3.3	—	54.4	50.4	104.8	(4.4)	Various	2013
Kailua Retail Other (HI)	—	29.6	26.7	2.1	—	29.6	28.8	58.4	(2.6)	Various	2013
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	2.1	—	—	15.5	15.5	(5.9)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	1.3	—	2.7	11.9	14.6	(4.2)	2004	2002
Lahaina Square (HI)	—	4.6	3.7	2.5	—	4.6	6.2	10.8	(0.7)	1973	2010
Lanihau Marketplace (HI)	—	9.4	13.2	2.0	—	9.4	15.2	24.6	(2.6)	1987	2010
Little Cottonwood Center (UT)	—	12.2	9.1	1.3	—	12.2	10.4	22.6	(1.9)	1998, 2008	2010
Manoa Marketplace (HI)	60.0	43.3	35.9	0.9	—	43.3	36.8	80.1	(1.1)	1977	2016
Napili Plaza (HI)	—	9.4	8.0	0.6	—	9.4	8.6	18.0	(1.2)	1991	2003, 2013
Pearl Highlands Center (HI)	88.8	43.4	96.2	2.1	—	43.4	98.3	141.7	(10.0)	1992-1994	2013
Port Allen Marina Ctr. (HI)	—	—	3.4	1.1	—	—	4.5	4.5	(2.0)	2002	1971
Royal MacArthur Center (TX)	—	3.5	10.1	2.4	—	3.5	12.5	16.0	(3.3)	2006	2007
The Shops at Kukui'ula (HI)	—	8.9	30.1	2.2	—	8.9	32.3	41.2	(3.1)	2009	2013
Waianae Mall (HI)	—	17.4	10.1	4.2	—	17.4	14.3	31.7	(1.6)	1975	2013
Waipio Shopping Center (HI)	—	24.0	7.6	0.6	—	24.0	8.2	32.2	(1.6)	1986, 2004	2009

Other :
Oahu Ground Leases (HI)	—	170.5	0.6	—	—	170.5	0.6	171.1	—		2013
Other miscellaneous investments	—	2.7	1.1	9.0	—	2.7	10.1	12.8	(7.2)

Total	$168.2	$567.5	$495.3	$93.3	$—	$567.5	$588.6	$1,156.1	$(119.0)

Total for Hawaii	$160.0	$534.1	$369.3	$68.7	$—	$534.1	$438.0	$972.1	$(75.0)
Total for U.S. Mainland	8.2	33.4	126.0	24.6	—	33.4	150.6	184.0	(44.0)
Grand Total	$168.2	$567.5	$495.3	$93.3	$—	$567.5	$588.6	$1,156.1	$(119.0)

Description (amounts in millions)	Encumbrances	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation
Land Operations Segment
Agricultural Land (4)	$—	$9.7	$—	$—	$—	$9.7	$—	$9.7	$—
Aina ‘O Kane	—	—	—	1.2	—	—	1.2	$1.2	—
Brydeswood	—	—	—	2.8	—	—	2.8	$2.8	—
Grove Ranch	—	—	—	1.5	—	—	1.5	$1.5	—
Haliimaile	—	—	—	1.0	—	—	1.0	$1.0	—
Kahala Portfolio	—	46.0	—	—	—	46.0	—	$46.0	—
Kamalani	—	—	—	17.7	—	—	17.7	$17.7	—
Maui Business Park II	—	—	—	39.0	—	—	39.0	$39.0	—
The Ridge at Wailea (MF-19)	—	1.7	—	6.2	—	1.7	6.2	$7.9	—
Waiale Community	—	—	—	1.8	—	—	1.8	$1.8	—
Wailea B-1	—	4.6	—	—	—	4.6	—	$4.6	—
Wailea B-II	—	3.3	—	—	—	3.3	—	$3.3	—
Wailea MF-10	—	2.0	—	1.9	—	2.0	1.9	$3.9	—
Wailea MF-16	—	2.7	—	—	—	2.7	—	$2.7	—
Wailea MF-6	—	5.8	—	—	—	5.8	—	$5.8	—
Wailea MF-7	—	2.9	—	5.9	—	2.9	5.9	$8.8	—
Wailea SF-8	—	1.3	—	—	—	1.3	—	$1.3	—
Wailea, other	—	15.3	—	2.0	—	15.3	2.0	$17.3	—
Port Allen Residential (Kai Olino) (5)	—	—	—	2.6	—	—	2.6	$2.6	—
Other Kauai landholdings	—	—	—	2.8	—	—	2.8	$2.8
Other Maui Landholdings	—	—	—	7.6	—	—	7.6	$7.6	—
Other miscellaneous investments (5)	—	3.5	1.3	2.5	—	3.5	3.8	$7.3	(3.7)
Total	$—	$98.8	$1.3	$96.5	$—	$98.8	$97.8	$196.6	$(3.7)

(1)	See Note 8 to consolidated financial statements.

(2)
The aggregate tax basis, as of December 31, 2016, for the Commercial Real Estate segment and Land Operations segment assets was approximately $638.7 million, including outside tax basis of consolidated joint venture investments.

(3)	Depreciation is computed based upon the following estimated useful lives:

Building and improvements:    10 – 40 years
Leasehold improvements:        5 – 10 years (lesser of useful life or lease term)
(4) Additions and improvements in 2016 include $4.8 million of Agricultural Land transferred from the Company's former Agribusiness segment to the new Land Operations segment.

(5) During the fourth quarter of 2016, as a result of a change in its strategy for development activities, the Company recorded non-cash impairment charges of
$11.6 million related to non-active, long term developments.

Reconciliation of Real Estate (in millions)	2016	2015	2014
Balance at beginning of year	$1,332.5	$1,397.1	$1,402.1
Additions and improvements	118.8	32.2	57.0
Dispositions, retirements and other adjustments	(98.6)	(96.8)	(62.0)
Balance at end of year	$1,352.7	$1,332.5	$1,397.1

Reconciliation of Accumulated Depreciation (in millions)	2016	2015	2014
Balance at beginning of year	$128.0	$120.5	$116.9
Depreciation expense	20.2	20.5	19.2
Dispositions, retirements and other adjustments	(25.5)	(13.0)	(15.6)
Balance at end of year	$122.7	$128.0	$120.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii
We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and the Company's internal control over financial reporting as of December 31, 2016, and have issued our reports thereon dated March 1, 2017; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 1, 2017

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
(xvii)  Amended and Restated Credit Agreement, dated December 10, 2015, among Alexander & Baldwin, LLC, Grace Pacific LLC, Bank of America N.A., and other lenders party thereto (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2015).

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

(xx)  Second Amended and Restated Note Purchase and Private Shelf Agreement, dated December 10, 2015, among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc. (Exhibit 10.a.(xx) to Form 10-K for the year ended December 31, 2015).
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
(xxxiv)  Promissory Note by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended September 30, 2016).

(xxxv)  Mortgage, Security Agreement and Fixture Filing by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended September 30, 2016).
*10.b.1. (i)  Alexander & Baldwin, Inc. 2012 Incentive Compensation Plan (Exhibit 99.1 to Form S-8 filed on June 29, 2012).
(ii)  Amendment No. 1 to Alexander & Baldwin, Inc. 2012 Incentive Compensation Plan, effective as of January24, 2017.
(iii)  Form of Notice of Stock Option Grant (Exhibit 99.2 to Form S-8 filed on June 29, 2012).
(iv)  Form of Stock Option Agreement for Executive Employees (Exhibit 99.4 to Form S-8 filed on June 29, 2012).
(v)  Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1.(iv) to Form 10-K for the year ended December 31, 2012).
(vi)  Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(v) to Form 10-K for the year ended December 31, 2012).
(vii)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 99.8 to Form S-8 filed on June 29, 2012).
(viii)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferral Election) (Exhibit 99.9 to Form S-8 filed on June 29, 2012).
(ix)  Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 99.10 to Form S-8 filed on June 29, 2012).
(x)  Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 99.12 to Form S-8 filed on June 29, 2012).
(xi)  Form of Universal Stock Option Agreement for Substitute Options-Executive Officers (2007 Plan) (Exhibit 99.13 to Form S-8 filed on June 29, 2012).
(xii)  Form of Universal Stock Option Agreement for Substitute Options (1998 Plan) (Exhibit 99.15 to Form S-8 filed on June 29, 2012).
(xiii)  Form of Universal Stock Option Agreement for Substitute Options (1998 Non-employee Director Plan) (Exhibit 99.16 to Form S-8 filed on June 29, 2012).
(xiv)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Executive Officer (2007 Plan) (Exhibit 99.17 to Form S-8 filed on June 29, 2012).
(xv)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Exhibit 99.19 to Form S-8 filed on June 29, 2012).
(xvi)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Deferral Elections) (Exhibit 99.20 to Form S-8 filed on June 29, 2012).
(xvii)  Form of Restricted Stock Unit Award Agreement for Substitute 2012 Performance-Based Award-Executive Officer (Exhibit 99.21 to Form S-8 filed on June 29, 2012).
(xviii)  Form of Notice of Award of Performance Share Units (Exhibit 10.2 to Form 8-K, dated January 28, 2013).

(xxix)  Form of Performance Share Unit Award Agreement (Exhibit 10.1 to Form 8-K, dated January 28, 2013).

*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

(xx)  Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xix) to Form 10-K for the year ended December 31, 2014).

(xxi)  Form of Performance Share Unit Award Agreement (Exhibit 10.b.1.(xx) to Form 10-K for the year ended December 31, 2014).

(xxii)  Form of Letter Agreement (Exhibit 10.1 to Form 8-K, dated June 28, 2012).

(xxiii)  Alexander & Baldwin, Inc. Executive Severance Plan (Exhibit 10.2 to Form 8-K, dated June 28, 2012).

(xxiv)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).

(xxv)  Amendment No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014 (Exhibit 10.b.1(xxii) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2014).

(xxvi)  Alexander & Baldwin, Inc. Excess Benefits Plan (Exhibit 10.4 to Form 8-K, dated June 28, 2012).
(xxvii)  Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of March 1, 2013 (Exhibit 10.b.1(xxiii) to Form 10-Q for the quarter ended March 31, 2013).
(xxviii)  Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended June 30, 2012).
(xxix)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10‑Q for the quarter ended June 30, 2012).
(xxx)  Amendment No. 1 to the Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013 (Exhibit 10.b.1(xxvi) to Form 10‑Q for the quarter ended March 31, 2013).
(xxxi)  Letter Agreement, dated October 22, 2009, between Alexander & Baldwin, Inc. and W. Allen Doane (incorporated by reference to Exhibit 10.b.1(lxxii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2009).
(xxxii)  Independent Contractor Agreement, dated January 1, 2016, between Grace Pacific LLC and David C. Hulihee (Exhibit 10.b.1(xxxi) to Form 10-K for the year ended December 31, 2015).

*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

21. Subsidiaries.
21. Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2017.
23. Consent
23.1 Consent of Deloitte & Touche LLP dated March 1, 2017
23.2 Consent of KKDLY LLC dated February 27, 2017 - Kewalo Development LLC.
23.3 Consent of KKDLY LLC dated February 27, 2017 - The Collection LLC.
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
95. Mine Safety Disclosure.
99.1 Financial Statements of Kewalo Development LLC as of and for the years ended December 31, 2015 and 2014.
99.2 Financial Statements of Kewalo Development LLC as of and for the year ended December 31, 2016.
99.3 Financial Statements of The Collection LLC as of and for the years ended December 31, 2016 and 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: March 1, 2017	By: /s/ Christopher J. Benjamin
Christopher J. Benjamin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley M. Kuriyama	Chairman of the Board	March 1, 2017
Stanley M. Kuriyama

/s/ Christopher J. Benjamin	President, Chief Executive	March 1, 2017
Christopher J. Benjamin	Officer, and Director

/s/ Paul K. Ito	Senior Vice President,	March 1, 2017
Paul K. Ito	Chief Financial Officer and Treasurer

/s/ W. Allen Doane	Director	March 1, 2017
W. Allen Doane

/s/ Robert S. Harrison	Director	March 1, 2017
Robert S. Harrison

/s/ David C. Hulihee	Director	March 1, 2017
David C. Hulihee

/s/ Charles G. King	Lead Independent Director	March 1, 2017
Charles G. King

/s/ Douglas M. Pasquale	Director	March 1, 2017
Douglas M. Pasquale

/s/ Michele K. Saito	Director	March 1, 2017
Michele K. Saito

/s/ Jenai S. Wall	Director	March 1, 2017
Jenai S. Wall

/s/ Eric K. Yeaman	Director	March 1, 2017
Eric K. Yeaman

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement No. 333-182419 on Form S-8 of our reports dated March 1, 2017, relating to the consolidated financial statements and consolidated financial statement schedule of Alexander & Baldwin, Inc. and subsidiaries, and the effectiveness of Alexander & Baldwin, Inc. and subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Alexander & Baldwin, Inc. for the year ended December 31, 2016.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 1, 2017