Form 10-Q
period 2017-03-31
Alexander & Baldwin, Inc.
filed 2017-05-05
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
N/A
(Former name, former address, and former
fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of March 31, 2017:     49,147,711

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts) (Unaudited)

	Three Months Ended March 31,

	2017	2016
Operating Revenue:
Commercial Real Estate	$33.7	$34.8
Land Operations	11.0	6.0
Materials & Construction	48.5	50.6
Total operating revenue	93.2	91.4
Operating Costs and Expenses:
Cost of Commercial Real Estate	18.8	20.7
Cost of Land Operations	8.4	6.2
Cost of Materials & Construction	39.1	39.4
Selling, general and administrative	15.4	16.6
REIT evaluation costs	4.8	—
Total operating costs and expenses	86.5	82.9
Operating Income	6.7	8.5
Other Income and (Expenses):
Income related to joint ventures	1.3	2.1
Gain on the sale of improved property	3.0	—
Reductions in solar investments, net	(2.0)	—
Interest and other income	1.0	0.4
Interest expense	(6.2)	(6.9)
Total other income and (expenses)	(2.9)	(4.4)
Income from Continuing Operations Before Income Taxes	3.8	4.1
Income tax benefit (expense)	0.8	(0.3)
Income from Continuing Operations	4.6	3.8
Income (loss) from discontinued operations, net of income taxes	2.4	(10.8)
Net Income (Loss)	7.0	(7.0)
Income attributable to noncontrolling interest	(0.7)	(0.5)
Net Income (Loss) Attributable to A&B Shareholders	$6.3	$(7.5)

Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.09	$0.08
Discontinued operations available to A&B shareholders	0.05	(0.23)
Net income (loss) available to A&B shareholders	$0.14	$(0.15)
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.09	$0.08
Discontinued operations available to A&B shareholders	0.05	(0.22)
Net income (loss) available to A&B shareholders	$0.14	$(0.14)

Weighted Average Number of Shares Outstanding:
Basic	49.1	48.9
Diluted	49.6	49.3

Amounts Available to A&B Shareholders (Note 4):
Continuing operations available to A&B shareholders, net of income taxes	$4.4	$3.7
Discontinued operations available to A&B shareholders, net of income taxes	2.4	(10.8)
Net income (loss) available to A&B shareholders	$6.8	$(7.1)
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions) (Unaudited)

	Three Months Ended March 31,

	2017	2016
Net Income (Loss)	$7.0	$(7.0)
Other Comprehensive Income:
Reclassification adjustment for interest expense included in net income	0.2	—
Defined benefit pension plans:
Amortization of prior service credit included in net periodic pension cost	(0.3)	(0.3)
Amortization of net loss included in net periodic pension cost	1.2	1.8
Income taxes related to other comprehensive income	(0.4)	(0.5)
Other Comprehensive Income	0.7	1.0
Comprehensive Income (Loss)	7.7	(6.0)
Comprehensive income attributable to noncontrolling interest	(0.7)	(0.5)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$7.0	$(6.5)
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$15.3	$2.2
Accounts receivable, net	30.0	32.1
Contracts retention	12.6	13.1
Costs and estimated earnings in excess of billings on uncompleted contracts	18.5	16.4
Inventories	28.0	43.3
Real estate held for sale	—	1.0
Income tax receivable	10.3	10.6
Prepaid expenses and other assets	15.9	19.6
Total current assets	130.6	138.3
Investments in Affiliates	395.3	390.8
Real Estate Developments	184.0	179.5
Property – Net	1,226.1	1,231.6
Intangible Assets – Net	51.9	53.8
Goodwill	102.3	102.3
Other Assets	70.4	60.0
Total assets	$2,160.6	$2,156.3

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$48.8	$42.4
Accounts payable	31.6	35.2
Billings in excess of costs and estimated earnings on uncompleted contracts	2.7	3.5
Accrued interest	3.7	6.3
Deferred revenue	1.9	17.6
Indemnity holdback related to Grace acquisition	9.3	9.3
HC&S cessation-related liabilities	6.4	19.1
Accrued and other liabilities	26.5	31.7
Total current liabilities	130.9	165.1
Long-term Liabilities:
Long-term debt	511.2	472.7
Deferred income taxes	182.5	182.0
Accrued pension and post-retirement benefits	64.9	64.8
Other non-current liabilities	45.8	47.7
Total long-term liabilities	804.4	767.2
Commitments and Contingencies
Redeemable Noncontrolling Interest	10.8	10.8
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 49.1 million and 49.0 million shares at March 31, 2017 and December 31, 2016, respectively	1,157.7	1,157.3
Accumulated other comprehensive loss	(42.5)	(43.2)
Retained earnings	95.4	95.2
Total A&B shareholders' equity	1,210.6	1,209.3
Noncontrolling interest	3.9	3.9
Total equity	1,214.5	1,213.2
Total liabilities and equity	$2,160.6	$2,156.3
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:	$(10.6)	$5.5
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(6.1)	(92.1)
Capital expenditures related to 1031 commercial property transactions	—	(6.3)
Proceeds from disposal of property and other assets	4.7	—
Proceeds from disposals related to 1031 commercial property transactions	3.3	—
Payments for purchases of investments in affiliates and other investments	(14.5)	(5.4)
Proceeds from investments in affiliates and other investments	0.6	0.3
Change in restricted cash associated with 1031 transactions	(1.6)	6.3
Net cash used in investing activities	(13.6)	(97.2)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	57.0	122.0
Payments of long-term debt and deferred financing costs	(19.0)	(22.6)
Borrowings (payments) on line-of-credit agreement, net	6.9	(2.9)
Distribution to noncontrolling interests	(0.2)	(0.5)
Dividends paid	(3.4)	(2.9)
Proceeds from issuance and (payments) for repurchase of capital stock and other, net	(4.0)	0.8
Net cash provided by financing activities	37.3	93.9
Cash and Cash Equivalents:
Net increase in cash and cash equivalents	13.1	2.2
Balance, beginning of period	2.2	1.3
Balance, end of period	$15.3	$3.5

Other Cash Flow Information:
Interest paid, net of amounts capitalized	$8.6	$8.6
Income taxes paid	0.3	—
Noncash Investing and Financing Activities:
Uncollected proceeds from disposal of mobile equipment	$4.4	$—
Capital expenditures included in accounts payable and accrued expenses	1.5	4.5
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Equity
For the quarters ended March 31, 2017 and 2016
(In millions) (Unaudited)

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, January 1, 2016	48.9	$1,151.7	$(45.3)	$117.2	$3.5	$1,227.1	$11.6
Net income (loss)	—	—	—	(7.5)	0.1	(7.4)	0.4
Other comprehensive income, net of tax	—	—	1.0	—	—	1.0	—
Dividends paid on common stock ($0.06 per share)	—	—	—	(3.0)	—	(3.0)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.1)
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	0.3	—	0.3	(0.3)
Share-based compensation	—	1.1	—	—	—	1.1	—
Shares issued or repurchased, net	0.1	1.0	—	(0.2)	—	0.8	—
Balance, March 31, 2016	49.0	$1,153.8	$(44.3)	$106.8	$3.6	$1,219.9	$11.6

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, January 1, 2017	49.0	$1,157.3	$(43.2)	$95.2	$3.9	$1,213.2	$10.8
Net income	—	—	—	6.3	0.2	6.5	0.5
Other comprehensive income, net of tax	—	—	0.7	—	—	0.7	—
Dividends paid on common stock ($0.07 per share)	—	—	—	(3.4)	—	(3.4)	—
Distributions to noncontrolling interest	—	—	—	—	(0.2)	(0.2)	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	0.5	—	0.5	(0.5)
Share-based compensation	—	1.1	—	—	—	1.1	—
Shares issued or repurchased, net	0.1	(0.7)	—	(3.2)	—	(3.9)	—
Balance, March 31, 2017	49.1	$1,157.7	$(42.5)	$95.4	$3.9	$1,214.5	$10.8
See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Alexander & Baldwin, Inc. ("A&B" or the "Company") is headquartered in Honolulu and operates three segments: Commercial Real Estate (formerly Leasing); Land Operations (formerly Real Estate Development and Sales and Agribusiness); and Materials & Construction. On October 25, 2016, the Company's Board of Directors approved a plan to perform an in-depth exploration of a potential conversion of the Company to a real estate investment trust ("REIT").
Commercial Real Estate: The Commercial Real Estate segment owns, operates and manages retail, office and industrial properties in Hawaii and on the mainland. The Commercial Real Estate segment also leases urban land in Hawaii to third-party lessees.
Land Operations: Primary activities of the Land Operations segment include planning, zoning, financing, constructing, purchasing, managing, selling, and investing in real property; renewable energy; and diversified agribusiness activities. The Land Operations segment also provides general trucking services, equipment maintenance and repair services, and generates and sells electricity to the extent not used elsewhere in the Company's operations. In December 2016, the Company's sugar plantation on Maui, Hawaiian Commercial & Sugar Company ("HC&S") completed its final harvest and ceased operations (the "Cessation"). See Note 14, "Cessation of Sugar Operations" for further discussion regarding the Cessation and the related costs associated with such exit and disposal activities.
Materials & Construction: The Materials & Construction segment, which primarily includes the results of Grace Pacific ("Grace"), performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells rock and sand aggregate; produces and sells asphaltic concrete and ready-mix concrete; provides and sells various construction- and traffic-control-related products; and manufactures and sells precast concrete products.
2.BASIS OF PRESENTATION
The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016 and the notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission.
Reclassifications: Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation, including presentation of results of discontinued operations and reportable operating segments. There was no impact on net income, retained earnings or cash flows as a result of the reclassifications. See Note 17 "Discontinued Operations" and Note 18 "Segment Results" in the accompanying condensed consolidated financial statements for additional information.
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest tenth of a million, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.
New Accounting Pronouncements: In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. This ASU is to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB reached a decision to defer the effective date of the amended guidance. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of adopting this new accounting standard.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years or interim periods beginning after December 15, 2019. ASU 2017-04 should be applied prospectively and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 provides that entities will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. In addition, entities will present the other components of net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. ASU 2017-07 is effective for fiscal years or interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3.	COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 9 of the Company’s 2016 Form 10-K, included the following (in millions) as of March 31, 2017:

Standby letters of credit(a)	$12.7
Bonds(b)	$414.1
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
(b) Represents bonds related to construction and real estate activities in Hawaii. Approximately $391.7 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of March 31, 2017, the Company's limited guarantees on indebtedness related to five of its unconsolidated joint ventures totaled $7.7 million. The Company has not incurred any significant historical losses related to guarantees on its joint venture indebtedness.
Other than the obligations described above and those described in the Company's 2016 Form 10-K, obligations of the Company’s non-consolidated joint ventures do not have recourse to the Company and the Company’s "at-risk" amounts are limited to its investment.
Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the "4/10/15 Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to reaffirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by the three parties. In January 2016, the court ruled in the 4/10/15 Lawsuit ruled that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to take an immediate appeal of this ruling. In May 2016, the Hawaii State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 126 in June 2016. Pursuant to Act 126, the first annual authorization of the existing holdover permits was sought and granted by the BLNR in December 2016.
In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii ("Water Commission") establish interim instream flow standards ("IIFS") in 27 East Maui streams that feed the Company's irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawaii Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Commission then authorized the appointment of a hearings officer for the contested case hearing and expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams in 23 hydrologic units. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015. On January 15, 2016, the Commission-appointed hearings officer issued his recommended decision on the petitions. The recommended decision would restore water to streams in 11 of the 23 hydrologic units. In March 2016, the hearings officer ordered a reopening of the contested case proceedings in light of the Company’s January 2016 announcement to cease sugar operations at HC&S by the end of the year and to transition to a new diversified agricultural model on the former sugar lands. In April 2016, the Company announced its commitment to fully and permanently restore the priority taro streams identified by the petitioners. Re-opened evidentiary hearings occurred in the first quarter of 2017 and a decision is pending.
HC&S also used water from four streams in Central Maui ("Na Wai Eha") to irrigate its agricultural lands in Central Maui.  Beginning in 2004, the Water Commission began proceedings to establish interim instream flow standards (IIFS) for the Na Wai Eha streams. Before the IIFS proceedings were concluded, the Water Commission designated Na Wai Eha as a surface water management area, meaning that all uses of water from these streams required water use permits issued by the Water Commission. Following contested case proceedings, the Water Commission established IIFS in 2010, but that decision was appealed, and the Hawaii Supreme Court remanded the case to the Water Commission for further proceedings. The parties to the IIFS contested case settled the case in 2014. Thereafter, proceedings for the issuance of water use permits commenced with over 100 applicants, including HC&S, vying for permits. While the water use permit proceedings were ongoing, A&B announced the cessation of sugar cane cultivation at the end of 2016.  This announcement triggered a re-opening and reconsideration of the 2014 IIFS decision. Reconsideration of the IIFS is taking place simultaneously with consideration of the applications for water use permits.
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
The following table provides a reconciliation of income from continuing operations to income from continuing operations available to A&B shareholders (in millions):

	Three Months Ended
	March 31,
	2017	2016
Income from Continuing Operations	$4.6	$3.8
Less: Income attributable to noncontrolling interest	(0.7)	(0.5)
Income from continuing operations attributable to A&B shareholders, net of income taxes	3.9	3.3
Less: Undistributed earnings allocated from redeemable noncontrolling interest	0.5	0.4
Income from continuing operations available to A&B shareholders, net of income taxes	$4.4	$3.7
Income (loss) from discontinued operations available to A&B shareholders, net of income taxes	2.4	(10.8)
Net income (loss) available to A&B shareholders	$6.8	$(7.1)

The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
Denominator for basic EPS – weighted average shares outstanding	49.1	48.9
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	0.5	0.4
Denominator for diluted EPS – weighted average shares outstanding	49.6	49.3
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
There were no anti-dilutive securities outstanding during the three months ended March 31, 2017. During the three months ended March 31, 2016, anti-dilutive securities totaled 0.3 million shares.
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
The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money market funds. The fair values of these money market funds, based on market prices (Level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at March 31, 2017 was $560.0 million and $566.7 million, respectively, and $515.1 million and $529.3 million at December 31, 2016, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (Level 2).

6.	INVENTORIES
Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies and Materials & Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.
Inventories at March 31, 2017 and December 31, 2016 were as follows (in millions):

	March 31, 2017	December 31, 2016
Sugar inventories	$0.3	$17.5
Asphalt	8.4	7.4
Processed rock, Portland cement, and sand	12.4	12.6
Work in progress	3.4	3.0
Retail merchandise	1.7	1.7
Parts, materials and supplies inventories	1.8	1.1
Total	$28.0	$43.3

7.	SHARE-BASED PAYMENT AWARDS
The following table summarizes the Company's stock option activity during 2017 (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 plan	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Outstanding, January 1, 2017	903.5	$17.78
Exercised	(196.3)	$15.62
Outstanding, March 31, 2017	707.2	$18.38	3.2 years	$18,406
Vested or expected to vest	707.2	$18.38	3.2 years	$18,406
Exercisable, March 31, 2017	707.2	$18.38	3.2 years	$18,406
The following table summarizes 2017 non-vested restricted stock unit activity (in thousands, except weighted average grant-date fair value amounts):

	2012 plan restricted stock units	Weighted average grant-date fair value
Outstanding, January 1, 2017	293.5	$33.81
Granted	99.0	$43.93
Vested	(82.3)	$36.92
Canceled	(3.6)	$39.43
Outstanding, March 31, 2017	306.6	$36.18
A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents market-based awards that cliff vest after two or three years, provided that the total shareholder return of the Company’s common stock over the relevant period meets or exceeds pre-defined levels of relative total shareholder returns of the Standard & Poor’s MidCap 400 Index, the Russell 2000 index, and the Dow Jones U.S. Real Estate Index.
The fair value of the Company’s time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted average assumptions:

	2017 Grants	2016 Grants
Volatility of A&B common stock	25.4%	26.3%
Average volatility of peer companies	25.7%	27.7%
Risk-free interest rate	1.5%	1.1%

A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
Share-based expense:
Time-based and market-based restricted stock units	$1.1	$1.1
Total share-based expense	1.1	1.1
Total recognized tax benefit	(0.4)	(0.3)
Share-based expense (net of tax)	$0.7	$0.8

8.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates totaled approximately $3.9 million and $2.1 million for the quarters ended March 31, 2017 and 2016, respectively. Receivables from these affiliates were $3.2 million and $1.6 million at March 31, 2017 and 2016, respectively. Amounts due to these affiliates were $0.2 million and $0.5 million at March 31, 2017 and 2016, respectively.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are owned by a director of the Company. Revenues earned from these transactions were $1.4 million as of March 31, 2017 and immaterial as of March 31, 2016. Receivables from these affiliates were immaterial as of March 31, 2017 and 2016.
During the quarters ended March 31, 2017 and 2016, the Company recorded developer fee revenues of approximately $0.7 million and $0.2 million related to management and administrative services provided to certain unconsolidated investments in affiliates. Receivables from these affiliates were immaterial as of March 31, 2017 and 2016.

9.	EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost recorded for the quarters ended March 31, 2017 and 2016 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Service cost	$0.8	$0.8	$0.1	$—
Interest cost	2.1	2.3	0.1	0.1
Expected return on plan assets	(2.4)	(2.5)	—	—
Amortization of net loss included in net periodic pension cost	1.2	1.8	—	—
Amortization of prior service credit included in net periodic pension cost	(0.3)	(0.3)	—	—
Curtailment gain	—	(0.2)	—	—
Net periodic benefit cost	$1.4	$1.9	$0.2	$0.1

10.	ACQUISITIONS
Manoa Marketplace Acquisition. The Company applies the provisions of FASB ASC Topic No. 805, Business Combinations, ("ASC 805") to acquisitions that constitute a business, as defined. Under ASC 805, assets acquired and liabilities assumed are recorded at fair value. The excess of the purchase price over the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The fair values of assets acquired and liabilities assumed are determined through the market, income or cost approaches, and the valuation approach is generally based on the specific characteristics of the asset or liability. Under the market approach, value is estimated using information from transactions in which other participants in the market have paid for reasonably similar assets that have been sold within a reasonable period from the valuation date. Adjustments are made to compensate for differences between reasonably similar assets and the item being valued. Under the income approach, the future cash flows expected to be received over the life of the asset, taking into account a variety of factors, such as long-term growth rates and the amount and timing of cash flows, are discounted to present value using a rate of return that accounts for the time value of money and investment risk factors. Under the cost approach, the Company estimates the cost to replace the asset with a new asset taking into consideration a variety of factors such as age, physical condition, functional obsolescence and economic obsolescence. The fair value of liabilities assumed is calculated as the net present value of estimated payments using prevailing market interest rates for liabilities with similar credit risk and terms.
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
In connection with the Manoa Marketplace transaction, the Company incurred approximately $1.1 million of acquisition-related expenses during the three months ended March 31, 2016. The costs are included in selling, general and administrative costs in the accompanying condensed consolidated statements of operations and are reported in the Commercial Real Estate segment for segment reporting purposes.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component for the quarter ended March 31, 2017 were as follows (in millions, net of tax):

	Employee benefit plans	Interest rate swap	Total
Beginning balance, January 1, 2017	$(45.0)	$1.8	$(43.2)
Amounts reclassified from accumulated other comprehensive loss, net of taxes of $0.3 and $0.1 for employee benefit plans and interest rate swap, respectively	0.6	0.1	0.7
Ending balance, March 31, 2017	$(44.4)	$1.9	$(42.5)

The reclassifications of other comprehensive income components out of accumulated other comprehensive loss for the quarters ended March 31, 2017 and 2016 were as follows (in millions):

	Three Months Ended March 31,
Details about Other Comprehensive Income (Loss) Components:	2017	2016
Reclassification adjustment for interest expense included in net income (loss)	$0.2	$—
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Prior service credit	(0.3)	(0.3)
Net loss	1.2	1.8
Total before income tax	1.1	1.5
Income taxes	(0.4)	(0.5)
Other comprehensive income, net of tax	$0.7	$1.0

12.	INCOME TAXES
The Company's effective tax rate was lower for the quarter ended March 31, 2017 compared to the same period in 2016 due primarily to the inclusion of excess tax benefits related to share-based compensation in income taxes. These excess tax benefits were included in paid-in capital in 2016.
The Company recognizes accrued interest on income taxes in income tax expense. As of March 31, 2017, accrued interest was not material. As of March 31, 2017, the Company has not identified any material unrecognized tax positions.
In 2016, the Company invested $15.4 million in Waihonu Equity Holdings, LLC ("Waihonu"), an entity that operates two photovoltaic facilities with a combined capacity of 6.5 megawatts in Mililani, Oahu. The Company accounts for its investment in Waihonu under the equity method. The investment return from the Company's investment in Waihonu is principally composed of non-refundable federal and refundable state tax credits. The federal tax credits are accounted for using the flow through method, which reduces the provision for income taxes in the year that the federal tax credits first become available. During 2016, the Company recognized income tax benefits of approximately $8.7 million related to the non-refundable tax credits, $2.9 million related to the refundable state tax credits in Income Tax Receivable, as well as a corresponding reduction to the carrying amount of its investment in Waihonu, recorded in Investments in Affiliates in the accompanying condensed consolidated balance sheets. For the quarter ended March 31, 2017, the Company recorded a reduction to the carrying value of its Waihonu solar investment of $2.0 million in Reduction in Solar Investments, net in the accompanying condensed consolidated statements of operations.

13.	NOTES PAYABLE AND LONG-TERM DEBT
At March 31, 2017 and December 31, 2016, notes payable and long-term debt consisted of the following (in millions):

	2017	2016
Revolving credit loans (2.60% for 2017 and 2.42% for 2016)	$73.8	$14.9
Term loans:
3.90%, payable through 2024, unsecured	68.1	68.1
6.90%, payable through 2020, unsecured	48.8	65.0
3.88%, payable through 2027, unsecured	50.0	50.0
5.55%, payable through 2026, unsecured	46.0	46.0
5.53%, payable through 2024, unsecured	28.5	28.5
5.56%, payable through 2026, unsecured	25.0	25.0
4.35%, payable through 2026, unsecured	22.0	22.0
4.15%, payable through 2024, secured by Pearl Highlands Center	88.4	88.8
LIBOR plus 1.50%, payable through 2021, secured by Kailua Town Center III (a)	11.1	11.2
LIBOR plus 2.00%, payable through 2021, secured by letter of credit (b)	9.4	9.4
LIBOR plus 1.35%, payable through 2029, secured by Manoa Marketplace (d)	60.0	60.0
3.15%, payable through 2021, second mortgage secured by Kailua Town Center III	5.0	—
6.38%, payable through 2017, secured by Midstate Hayes	8.2	8.2
LIBOR plus 1.00%, payable through 2021, secured by asphalt terminal (c)	5.8	6.1
5.19%, payable through 2019, unsecured	5.9	6.5
1.85%, payable through 2017, unsecured	1.9	2.5
3.31%, payable through 2018, unsecured	2.4	2.8
2.00%, payable through 2018, unsecured	0.6	0.8
Total debt (contractual)	560.9	515.8
Add debt premium (discount)	0.3	0.5
Adjustment for debt issuance costs	(1.2)	(1.2)
Total debt (carrying value)	560.0	515.1
Less current portion	(48.8)	(42.4)
Long-term debt	$511.2	$472.7
(a) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(b) Loan has an effective interest rate of 2.82% for 2017 and 2.82% for 2016.
(c) Loan has a stated interest rate of LIBOR plus 1.00%, but is swapped through maturity to a 5.98% fixed rate.
(d) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.

14.	CESSATION OF SUGAR OPERATIONS
A summary of the pre-tax costs and remaining costs associated with the Cessation is as follows (in millions):

	Three Months Ended March 31, 2017	Cumulative amount recognized as of March 31, 2017	Remaining to be recognized	Total
Employee severance benefits and related costs	$0.3	$22.1	$—	$22.1
Asset write-offs and accelerated depreciation	—	71.3	—	71.3
Property removal, restoration and other exit-related costs	1.0	8.1	2.3	10.4
Total Cessation-related costs	$1.3	$101.5	$2.3	$103.8
A rollforward of the Cessation-related liabilities during the quarter ended March 31, 2017 is as follows (in millions):

	Employee severance benefits and related costs	Other exit costs[1]	Total
Balance at December 31, 2016	$13.7	$5.4	$19.1
Expense	0.3	1.0	1.3
Cash payments	(13.1)	(0.9)	(14.0)
Balance at March 31, 2017	$0.9	$5.5	$6.4
1 Includes asset retirement obligations.
The Cessation-related liabilities were included in the accompanying condensed consolidated balance sheets as follows (in millions):

	Classification on balance sheet	March 31, 2017	December 31, 2016
Employee severance benefits and related costs	HC&S cessation-related liabilities	$0.9	$13.7
Other exit costs	HC&S cessation-related liabilities	5.5	5.4
Total Cessation-related liabilities		$6.4	$19.1

15.	INVESTMENTS IN AFFILIATES
The Company's investments in affiliates consist principally of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.

Operating results include the Company's proportionate share of net income from its equity method investments. A summary of combined financial information related to the Company's equity method investments for the three months ended March 31 is as follows (in millions):

	2017	2016
Revenues	$40.6	$47.2
Gross Profit	$7.0	$8.5
Income from continuing operations*	$3.3	$4.6
Net Income	$3.3	$4.6
* Includes earnings from equity method investments held by the investee.

16.	DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its floating rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and floating rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
During 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of March 31, 2017 is as follows (dollars in millions):

			Notional amount at	Fair value at
Effective date	Maturity date	Interest rate	March 31, 2017	March 31, 2017	December 31, 2016	Classification on balance sheet
4/7/2016	8/1/2029	3.14%	$60.0	$3.0	$2.8	Other assets
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
Non-designated Hedges
As of March 31, 2017, the Company has two interest rate swaps that have not been designated as cash flow hedges whose key terms are as follows (dollars in millions):

			Notional amount at	Fair value at
Effective date	Maturity date	Interest rate	March 31, 2017	March 31, 2017	December 31, 2016	Classification on balance sheet
1/1/2014	9/1/2021	5.95%	$11.1	$(1.2)	$(1.3)	Other non-current liabilities
6/18/2008	3/1/2021	5.98%	$5.8	$(0.4)	$(0.5)	Other non-current liabilities
Total			$16.9	$(1.6)	$(1.8)

The following table represents the effect of the derivative instruments in the Company's condensed consolidated statements of operations and of comprehensive income (loss) (in millions):

	Three Months Ended March 31,
Derivatives in Designated Cash Flow Hedging Relationships:	2017	2016
Amounts reclassified from accumulated OCI into earnings under "interest expense"	$(0.2)	$—
The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in interest expense in its condensed consolidated statements of operations, and the amounts were immaterial during each of the quarters ended March 31, 2017 and 2016.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.

17.	DISCONTINUED OPERATIONS
In December 2016, HC&S completed its final harvest and the Company ceased its sugar operations.
The historical results of operations have been presented as discontinued operations in the condensed consolidated financial statements and prior periods have been recast.
The revenue, operating profit, gain on asset dispositions, income tax (expense) benefit and after-tax effects of these transactions for the quarters ended March 31, 2017 and 2016 were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Sugar operations revenue (Land Operations)	$22.1	$17.4

Operating loss before income taxes	$(0.2)	$(13.7)
Gain on asset dispositions, net	4.1	—
Income (loss) from discontinued operations before income taxes	3.9	(13.7)
Income tax (expense) benefit	(1.5)	2.9
Income (loss) from discontinued operations	$2.4	$(10.8)

Basic earnings (loss) per share	$0.05	$(0.23)
Diluted earnings (loss) per share	$0.05	$(0.22)
There was no depreciation and amortization related to discontinued operations during the quarter ended March 31, 2017. Depreciation and amortization related to discontinued operations was $16.6 million for the quarter ended March 31, 2016.

18.	SEGMENT RESULTS
Segment results were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Revenue:
Commercial Real Estate	$33.7	$34.8
Land Operations	11.0	6.0
Materials & Construction	48.5	50.6
Total revenue	93.2	91.4
Operating Profit (Loss):
Commercial Real Estate	14.3	13.1
Land Operations[1]	(2.4)	(3.2)
Materials & Construction	5.6	8.0
Total operating profit	17.5	17.9
Interest expense	(6.2)	(6.9)
Gain on the sale of improved property	3.0	—
General corporate expenses	(5.7)	(6.9)
REIT evaluation costs[2]	(4.8)	—
Income From Continuing Operations Before Income Taxes	3.8	4.1
Income tax benefit (expense)	0.8	(0.3)
Income From Continuing Operations	4.6	3.8
Income (loss) from discontinued operations, net of income tax	2.4	(10.8)
Net Income (Loss)	7.0	(7.0)
Income attributable to noncontrolling interest	(0.7)	(0.5)
Net Income (Loss) Attributable to A&B	$6.3	$(7.5)

[1]	For the quarter ended March 31, 2017, the Company recorded a non-cash reduction of $2.0 million related to the Company's investment in Waihonu in Reductions in solar investments, net.

[2]	Costs related to the Company's in-depth evaluation of a REIT conversion.

19.	SUBSEQUENT EVENTS
On April 25, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per share of outstanding common stock, which will be paid on June 1, 2017 to shareholders of record as of May 8, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of the condensed consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the "Company") should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission ("SEC").
FORWARD-LOOKING STATEMENTS
Alexander & Baldwin, Inc. ("A&B" or the "Company"), from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s web sites (including web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in "Risk Factors" of the Company’s 2016 Annual Report on Form 10-K and other filings with the SEC. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is a supplement to the accompanying condensed consolidated financial statements and provides additional information about A&B’s business, recent developments, financial condition, liquidity and capital resources, cash flows, results of operations and how certain accounting principles, policies and estimates affect A&B’s financial statements. MD&A is organized as follows:

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the quarters ended March 31, 2017 and 2016.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the quarters ended March 31, 2017 and 2016, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•	Quantitative and Qualitative Disclosures about Market Risk: This section discusses how A&B monitors and manages exposure to potential gains and losses associated with changes in interest rates.

•	Outlook: This section provides a discussion of management’s general outlook about its markets and A&B's competitive position.

BUSINESS OVERVIEW
A&B, whose history dates back to 1870, is headquartered in Honolulu and operates through three reportable segments: Commercial Real Estate; Land Operations; and Materials & Construction. The Company's three reportable segments reflect an internal reorganization of the operations and reporting structure that the Company completed in the fourth quarter of 2016 in order to facilitate operational efficiencies and enhance the execution of the Company’s businesses. Prior to October 1, 2016, the Company operated under four reportable segments: Commercial Real Estate, Real Estate Development and Sales, Materials & Construction, and Agribusiness. As a result of the segment reorganization, the Company’s former Real Estate Development and Sales and Agribusiness segments have been combined into the new Land Operations reportable segment. Additionally, the following items were realigned in connection with the segment changes: (1) agricultural leases that previously were included in the Commercial Real Estate segment were reclassified to the Land Operations segment, (2) certain industrial leases that previously were included in the former Agribusiness segment were reclassified to the Commercial Real Estate segment, (3) sales of commercial properties that previously were included in the former Real Estate Development and Sales segment were reclassified to the Commercial Real Estate segment, and (4) the Company's solar energy investments that previously were presented as Corporate investments were reclassified to Land Operations. The financial information for all prior periods has been recast to correspond to these segment changes.
Commercial Real Estate
The Commercial Real Estate segment owns, operates and manages retail, industrial, and office properties in Hawaii and on the mainland. The Commercial Real Estate segment also leases urban land in Hawaii to third-party lessees.
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
Materials & Construction
The Materials & Construction segment performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells asphaltic and ready-mix concrete; provides and sells various construction- and traffic-control-related products and manufactures and sells precast concrete products.

CONSOLIDATED RESULTS OF OPERATIONS
Consolidated – First quarter of 2017 compared with 2016

	Three Months Ended March 31,
(dollars in millions, except per-share amounts)	2017	2016	$ Change	% Change
Operating revenue	$93.2	$91.4	$1.8	2.0%
Operating costs and expenses	86.5	82.9	$3.6	4.3%
Operating income	6.7	8.5	$(1.8)	(21.2)%
Other expense, net	(2.9)	(4.4)	$1.5	(34.1)%
Income tax benefit (expense)	0.8	(0.3)	$1.1	NM
Income from continuing operations	4.6	3.8	$0.8	21.1%
Discontinued operations (net of income taxes)	2.4	(10.8)	$13.2	NM
Net income (loss)	7.0	(7.0)	$14.0	NM
Income attributable to noncontrolling interest	(0.7)	(0.5)	$(0.2)	40.0%
Net income (loss) attributable to A&B	$6.3	$(7.5)	$13.8	NM

Basic earnings per share - continuing operations	$0.09	$0.08	$0.01	12.5%
Basic earnings (loss) per share - discontinued operations	$0.05	$(0.23)	$0.28	NM
Net income (loss) available to A&B shareholders	$0.14	$(0.15)	$0.29	NM
Diluted earnings per share - continuing operations	$0.09	$0.08	$0.01	12.5%
Diluted earnings (loss) per share - discontinued operations	$0.05	$(0.22)	$0.27	NM
Net income (loss) available to A&B shareholders	$0.14	$(0.14)	$0.28	NM
The Company's consolidated operating revenue increased $1.8 million, or 2.0%, to $93.2 million for the first quarter of 2017 as compared to the first quarter of 2016, reflecting an increase in revenue for Land Operations of $5.0 million, partially offset by a decrease in Materials & Construction revenue of $2.1 million.
Consolidated operating costs and expenses for the first quarter of 2017 increased $3.6 million, or 4.3%, to $86.5 million compared to the first quarter of 2016. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment. Operating costs and expenses for the first quarter of 2017 also included $4.8 million related to the Company's evaluation of a potential REIT conversion.
The Company's other expenses, net were $2.9 million in the first quarter of 2017 compared to $4.4 million in the first quarter of 2016. The change in other income (expense) was primarily due to lower income from the Company's equity method investments during the first quarter of 2017, as compared to the first quarter of 2016.
The Company recorded income tax benefit of $0.8 million on a pre-tax gain of $3.8 million for the first quarter of 2017. and income tax expense of $0.3 million on a pre-tax income of $4.1 million for the first quarter of 2016. The Company's effective tax rate was lower for the quarter ended March 31, 2017 compared to the same period in 2016 due primarily to the inclusion of excess tax benefits related to share-based compensation in income taxes. These excess tax benefits were included in paid-in capital in 2016.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate – First quarter of 2017 compared with 2016

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change
Commercial Real Estate segment operating revenue	$33.7	$34.8	(3.2)%
Commercial Real Estate segment operating costs and expenses	18.8	20.7	(9.2)%
Selling, general and administrative	1.2	1.5	(20.0)%
Other segment income	(0.6)	(0.5)	20.0%
Commercial Real Estate operating profit	$14.3	$13.1	9.2%
Operating profit margin	42.4%	37.6%
Operating profit by location
Hawaii	$13.2	$11.6	13.8%
Mainland	1.1	1.5	(26.7)%
Total	$14.3	$13.1	9.2%
Net Operating Income ("NOI")[1]
Hawaii	$19.4	$18.5	4.9%
Mainland	2.8	3.9	(28.2)%
Total	$22.2	$22.4	(0.9)%
Gross Leasable Area ("GLA") (million sq. ft.) - Improved, end of period
Hawaii	2.9	2.9
Mainland	1.8	2.2
Total improved	4.7	5.1
Hawaii urban ground leases (acres)	106	106
1Refer to pages 24 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate revenue for the first quarter of 2017 and 2016 was $33.7 million and $34.8 million respectively. The increases in Hawaii same-store rents were offset by the cumulative impact of timing of sales and acquisitions during 2016. "Same-store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.
Operating profit and net operating income ("NOI") for the first quarter of 2017 increased by 9.2% and decreased by 0.9%, respectively, compared to the first quarter of 2016. The period over period increase in operating profit was primarily due to acquisition costs for Manoa Marketplace included in the first quarter of 2016, lower depreciation expenses and increased same-store performance. The period over period decrease in NOI was primarily due to the timing of sales and acquisitions, partially offset by increases in same-store rents. Tenant improvement costs and leasing commissions were $0.6 million and $1.4 million for the quarter ended March 31, 2017 and 2016, respectively.
The Company's commercial portfolio's quarter end occupancy percentage summarized by geographic location and property type as of March 31, 2017 was as follows:

Percent occupancy	Hawaii	Mainland	Total
Retail	93	95	93
Industrial	96	97	97
Office	90	87	88
Total	94	94	94
The Company's commercial portfolio's quarter end same-store occupancy as of March 31, 2017 was 94% as compared to 94% as of March 31, 2016.

The table below identifies sales and acquisitions between December 31, 2016 and March 31, 2017:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
1/17	The Maui Clinic Building	16,600			—
	Total dispositions	16,600		Total improved acquisitions	—
The table below identifies sales and acquisitions between April 1, 2016 and December 31, 2016:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
6/16	Ninigret Office Park	185,500	12/16	2927 East Manoa Road (Ground Lease)	N/A
6/16	Gateway Oaks	59,700	1/16	Manoa Marketplace	139,300
6/16	Prospect Park	163,300
	Total dispositions	408,500		Total improved acquisitions	139,300
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
Reconciliation of Commercial Real Estate Operating Profit to NOI

	Three Months Ended March 31,
(dollars in millions)	2017			2016
	Hawaii	Mainland	Total	Hawaii	Mainland	Total	% Change
Commercial Real Estate Operating Profit	$13.2	$1.1	$14.3	$11.6	$1.5	$13.1	9.2%
Adjustments:
Depreciation and amortization	5.1	1.5	6.6	5.2	2.2	7.4	(10.8)%
Straight-line lease adjustments	(0.5)	—	(0.5)	(0.5)	—	(0.5)	—%
General, administrative and other expenses	1.6	0.2	1.8	2.2	0.2	2.4	(25.0)%
Commercial Real Estate NOI	19.4	2.8	22.2	18.5	3.9	22.4	(0.9)%
Acquisitions/disposition and other adjustments	(1.6)	—	(1.6)	(1.1)	(1.2)	(2.3)	(30.4)%
Commercial Real Estate Same-Store NOI	$17.8	$2.8	$20.6	$17.4	$2.7	$20.1	2.5%
Land Operations – First quarter of 2017 compared with 2016
Effect of Property Sales Mix on Operating Results: Direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography and timing are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed property, due to the low historical cost basis of the Company’s Hawaii land. Consequently, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's balance sheet do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Development sales revenue	$2.4	$—
Unimproved/other property sales revenue	1.6	—
Agribusiness revenue	6.2	5.7
Other operating revenues	0.8	0.3
Total Land Operations segment revenue	$11.0	$6.0
Operating expenses	(12.5)	(9.8)
Earnings from joint ventures	0.1	0.5
Reductions in solar investments, net	(2.0)	—
Interest and other income	1.0	0.1
Total Land Operations operating loss	$(2.4)	$(3.2)
Land Operations operating profit margin	NM	NM
First quarter 2017: Land Operations operating revenue and operating loss were $11.0 million and $2.4 million, respectively. Land Operations segment revenue included the sale of a 1-acre lot at Maui Business Park, and a 0.8-acre vacant, urban parcel on Maui, offset by operating expenses and a $2.0 million non-cash reduction in the carrying value of the Company's Waihonu solar investment.
First quarter 2016: Land Operations operating revenue and operating loss were $6.0 million and $3.2 million, respectively. Operating results included revenue from the sale of electricity generated by the Company's renewable energy assets, as well as joint venture sales of five units at Kukui'ula on Kauai, offset by operating expenses and joint venture expenses.
Discontinued Operations
The revenue, operating profit (loss), and after-tax effects of discontinued operations as of March 31, 2017 and 2016 were as follows (in millions):

	Quarter Ended March 31,
	2017	2016
Sugar operations revenue (Land Operations)	$22.1	$17.4

Operating loss before income taxes	$(0.2)	$(13.7)
Gain on asset dispositions	4.1	—
Income (loss) from discontinued operations before income taxes	3.9	(13.7)
Income tax (expense) benefit	(1.5)	2.9
Income (loss) from discontinued operations	$2.4	$(10.8)

Basic earnings (loss) per share	$0.05	$(0.23)
Diluted earnings (loss) per share	$0.05	$(0.22)

First quarter 2017: Income from discontinued operations of $2.4 million during the first quarter of 2017 reflected the gain on asset dispositions and the results of operations related to the final sugar voyage, partially offset by cessation-related costs. During the quarter ended March 31, 2017, the Company sold mobile equipment assets and its bulk sugar transportation vessel which resulted in a total gain of $4.1 million. Additionally, the Company recognized revenue and operating profit during the first quarter of 2017, primarily related to the final delivery of sugar inventory, which occurred in January 2017. The cessation charges included costs related to employee severance and benefits, as well as property removal, restoration and other exit-related costs. See Note 14, "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities.
First quarter 2016: Loss from discontinued operations of $10.8 million during the first quarter of 2016 reflected sugar operations cessation costs, partially offset by results of the sugar operations. The cessation charges included accelerated depreciation, employee severance benefits and related costs, and property removal, restoration and other exit-related costs.
MATERIALS & CONSTRUCTION
Materials & Construction - First quarter of 2017 compared with 2016

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change
Revenue	$48.5	$50.6	(4.2)%
Operating profit	$5.6	$8.0	(30.0)%
Operating profit margin	11.5%	15.8%
Depreciation and amortization	$3.0	$2.9	3.4%
Aggregate used and sold (tons in thousands)	165.3	183.2	(9.8)%
Asphaltic concrete placed (tons in thousands)	134.7	117.9	14.2%
Backlog[1,2] at period end	$213.2	$225.7	(5.5)%

[1]
Backlog represents the amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded or government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory ($5.0 million as of March 31, 2017). Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its Prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at March 31, 2017 and 2016 was $13.3 million and $12.3 million, respectively.

[2]	As of March 31, 2017 and 2016, the backlog included contractual revenue with related parties of $0.8 million and $1.9 million, respectively.
Materials & Construction revenue for the first quarter of 2017 decreased $2.1 million, or 4.2%, as compared to the first quarter of 2016, primarily due to lower average price per unit sold in all segments, lower sales volumes for hot mix, aggregate, and liquid asphalt, partially offset by higher paving and Prestress unit volumes. Revenue during the first quarter of 2017 reflected approximately 165.3 thousand tons of aggregate used and sold and 134.7 thousand tons of asphaltic concrete placed, as compared to 183.2 thousand tons of aggregate used and sold and 117.9 thousand tons of asphaltic concrete placed during 2016. Backlog at the end of March 31, 2017 was $213.2 million, compared to $242.9 million as of December 31, 2016. The decrease in backlog from the fourth quarter of 2016 is primarily due to completed and billed work during the period and the lack of major bids offered by governmental entities during the first quarter of 2017. Backlog reasonably expected to be filled in the current fiscal year is $178.0 million.
Operating profit decreased $2.4 million, or 30.0%, in the first quarter of 2017 as compared to the first quarter of 2016, primarily due to lower paving margins as a result of competitive pricing pressures and a shift in the composition of sales to lower margin projects.
LIQUIDITY AND CAPITAL RESOURCES
Overview: A&B's primary liquidity needs have historically been to support working capital requirements and fund capital expenditures and real estate developments. A&B’s principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and borrowing capacity under its various credit facilities.
A&B’s operating income is generated by its subsidiaries. There are no material restrictions on the ability of A&B’s wholly owned subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may make investments or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled "Risk Factors" of the Company’s 2016 Annual Report on Form 10-K.
Cash Flows: Cash flows used in operating activities totaled $10.6 million for the quarter ended March 31, 2017 as compared to cash flows provided by operating activities of $5.5 million for the quarter ended March 31, 2016. The decrease in cash flows from operating activities is primarily attributed to cash outlays during the quarter ended March 31, 2017 for working capital purposes, including employee severance benefit payments related to the cessation of HC&S sugar operations as compared to the first quarter of 2016.
Cash flows used in investing activities totaled $13.6 million during the first quarter of 2017, as compared to $97.2 million during the first quarter of 2016. The decrease in cash flows used in investing activities was primarily due to cash outlays of $82.4 million related to the acquisition of Manoa Marketplace in the first quarter of 2016.
Capital expenditures for the first quarter of 2017 totaled $6.1 million as compared to $92.1 million for the first quarter of 2016. Net cash flows used in investing activities for capital expenditures were as follows:

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change
Commercial real estate property acquisitions/improvements	$2.6	$84.2	(96.9)%
Tenant improvements	0.6	1.4	(57.1)%
Quarrying and paving	2.3	2.8	(17.9)%
Agribusiness and other	0.6	3.7	(83.8)%
Total capital expenditures[1]	$6.1	$92.1	(93.4)%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities.
Cash flows provided by financing activities were $37.3 million for the first quarter of 2017, as compared to $93.9 million during the first quarter of 2016. The change from the prior year was primarily due to higher amounts borrowed under the Company's revolving senior credit facility during the quarter ended March 31, 2016, primarily due to the acquisition of Manoa Marketplace.
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
Other Sources of Liquidity: Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade receivables, and inventories that totaled $94.4 million at March 31, 2017, a decrease of $6.3 million from December 31, 2016. This net decrease was due primarily to a decrease in sugar inventories of $17.2 million as a result of the cessation of the sugar operations, netted by an increase of $13.1 million in cash and a decrease in receivables of $2.1 million.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt as of March 31, 2017 was $560.0 million compared to $515.1 million as of December 31, 2016. The increase in debt of 8.7% during the first quarter of 2017 was primarily attributed to additional net borrowings of $44.9 million, inclusive of a new second mortgage of $5.0 million related to Kailua Town Center. As of March 31, 2017, undrawn amounts under these facilities totaled $455.2 million, including $30.0 million that may only be used for asphalt purposes.
Balance Sheet: The Company's working capital deficit decreased by $26.5 million, or 98.9%, from $26.8 million as of December 31, 2016 to $0.3 million as of March 31, 2017. The decrease in the working capital deficit is primarily due to a decrease in inventories and cessation-related liabilities, partially offset by an increase in cash of $13.1 million.

At March 31, 2017, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.
Tax-Deferred Real Estate Exchanges: Sales - During the first quarter of 2017, the Company had $1.6 million of proceeds from the sale of an office building on Maui that qualified for tax-deferral treatment under Internal Revenue Code Section 1031.
Purchases - During the first quarter of 2017, the Company made no 1031 acquisitions. During the first quarter of 2016, the Company acquired both the leasehold and leased fee interests of Manoa Marketplace, a retail center on Oahu for $82.4 million. The proceeds from the sales of the three Mainland properties that were completed during the second quarter of 2016 have been applied to the Manoa Marketplace acquisition under a reverse 1031 transaction that qualifies for tax-deferral treatment under Internal Revenue Code 1031.
Proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2017, there were approximately $11.5 million in proceeds from tax-deferred sales or condemnations that had not been reinvested.
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2017, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.
OUTLOOK
All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 13 to 24 of the Company’s 2016 Form 10-K and other filings with the SEC.
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
The Company’s overall outlook assumes steady growth for the U.S. and Hawaii economies. The Hawaii economy produced real growth of 2.0 percent in 2016, and is expected to continue to grow at a similarly modest pace for the next several years.
The primary driver of growth is tourism, which set an all-time record for visitor expenditures and arrivals for a fifth consecutive year in 2016. Year-to-date through March 2017, expenditures and arrivals increased by 10.4 percent and 3.1 percent, respectively, compared to the same period last year. Arrivals are expected to continue to grow modestly for the next several years, while expenditures are expected to grow at a higher pace than arrivals (between 2.9 percent and 4.0 percent over the next several years).
Another important driver of the economy is construction. UHERO projects growth in the value of real private building permits of 18.2 percent and 5.6 percent in 2017 and 2018, respectively. The total value of statewide private building permits through February 2017 was $649 million, a 95.5 percent increase compared with the same period last year.
The median resale price for a single family home on Oahu for the first quarter of 2017 was $750,000, up 3.5 percent compared to the first quarter of 2016, and the median resale price of an Oahu condominium was $390,000, up 2.6 percent. For March 2017, median days on market remained low at 16 days for homes and 15 days for condominiums. Median single-family prices on Maui, Kauai and the Big Island, all were higher for the first quarter of 2017 compared to the first quarter of 2016.
Oahu commercial real estate performance for the first quarter is detailed in the table below. Average asking rents for all asset classes trended up in the first quarter of 2017, compared to the first quarter of 2016. Industrial and office vacancies were relatively stable for the comparative period. The average retail vacancy rate on Oahu was higher in the first quarter of

2017 compared to year end, due principally to the closure of a 147,000-square-foot K-Mart store at Waikele Center. Year-end retail vacancy was 8.4 percent and was affected by the recent Ala Moana Center expansion and the opening of the new International Marketplace and Ka Makana Ali'i retail centers. The Company does not participate in the regional mall market as its portfolio consists principally of grocery/drug-anchored retail centers. These "needs-based" centers tend to have more stable occupancy and earnings performance than regional malls.

Property Type	Vacancy rate for the quarter ended March 31, 2017	Vacancy rate for the quarter ended March 31, 2016	Percentage point change	Average asking rent per square foot per month for the quarter ended March 31, 2017	Average asking rent per square foot per month for the quarter ended March 31, 2016	Percent change
Retail	9.2%	4.6%	4.6%	$4.07	$3.93	3.6%
Industrial	1.5%	1.5%	—%	$1.19	$1.17	1.7%
Office	12.4%	12.2%	0.2%	$1.70	$1.67	1.8%
The State of Hawaii continues to see positive trends in other economic indicators. Unemployment in March 2017 was 2.7 percent, down from 3.1 percent in March 2016, and below the national unemployment rate of 4.5 percent. Bankruptcy filings year-to-date through March 2017 were down by 2.9 percent compared to the same period of 2016. Foreclosures were down by 23.2 percent through March 2017 compared to the same period last year.
The Company's Commercial Real Estate operating profit was up 9.2 percent for the first quarter of 2017, compared to the first quarter of 2016, and same-store net operating income (NOI) was up 2.5 percent1 for the first quarter of 2017, compared to the first quarter of 2016. In 2017, same-store NOI is expected to grow by 3 to 4 percent. Total portfolio NOI is expected to grow only modestly due to incremental NOI generated in 2016, as Manoa Marketplace was acquired prior to the disposition of three Mainland assets for which it was exchanged.
During the first quarter of 2017, the Materials & Construction segment's operating profit was $5.6 million. Operating profit was lower than for the first quarter of 2016 due to lower volume of material sales and lower paving margins from competitive pricing pressures and an increased mix of lower margin projects. The Company expects these conditions to continue to impact financial performance in 2017, but performance could benefit later in the year from increased quarry material sales and the start of neighbor island paving work. As of March 31, 2017, the Materials & Construction segment had a consolidated backlog of $213.2 million.
1Refer to page 24 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
OTHER MATTERS
Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s 2016 Form 10-K.
Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2016 Form 10-K.
Dividends: On April 25, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per share of outstanding common stock, which will be paid on June 1, 2017 to shareholders of record as of May 8, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2016. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the "Legal Proceedings and Other Contingencies" section in Note 3 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2017	31,262	$44.72	—	—
February 1-28, 2017	—	$—	—	—
March 1-31, 2017	126,272	$44.53	—	—

[1]	Represents shares accepted in satisfaction of tax withholding obligations arising upon option exercises.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.
ITEM 5. OTHER INFORMATION
None.
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarter ended March 31, 2017 and March 31, 2016, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the quarter ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2017 and March 31, 2016, (v) Condensed Consolidated Statements of Equity for the quarter ended March 31, 2017 and March 31, 2016, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	May 5, 2017	/s/ Paul K. Ito
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarter ended March 31, 2017 and March 31, 2016, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the quarter ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2017 and March 31, 2016, (v) Condensed Consolidated Statements of Equity for the quarter ended March 31, 2017 and March 31, 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure