Form 10-Q
period 2017-06-30
Alexander & Baldwin, Inc.
filed 2017-08-03
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of June 30, 2017:     49,161,432

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts) (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Operating Revenue:
Commercial Real Estate	$33.8	$34.5	$67.5	$69.3
Land Operations	12.1	5.5	23.1	11.5
Materials & Construction	52.2	42.0	100.7	92.6
Total operating revenue	98.1	82.0	191.3	173.4
Operating Costs and Expenses:
Cost of Commercial Real Estate	18.9	20.1	37.7	40.7
Cost of Land Operations	9.0	4.6	17.4	10.9
Cost of Materials & Construction	41.7	34.5	80.8	73.9
Selling, general and administrative	15.5	11.3	30.9	27.8
REIT evaluation/conversion costs	2.2	1.9	7.0	1.9
Total operating costs and expenses	87.3	72.4	173.8	155.2
Operating Income	10.8	9.6	17.5	18.2
Other Income and (Expenses):
Income related to joint ventures	1.9	1.3	3.2	3.4
Gain on the sale of improved property	—	8.0	3.0	8.0
Reductions in solar investments, net	(0.2)	(9.5)	(2.2)	(9.5)
Interest and other income, net	1.2	0.8	2.2	1.1
Interest expense	(6.2)	(6.8)	(12.4)	(13.7)
Total other income and (expenses)	(3.3)	(6.2)	(6.2)	(10.7)
Income from Continuing Operations Before Income Taxes	7.5	3.4	11.3	7.5
Income tax expense	(3.5)	(0.3)	(2.7)	(0.6)
Income from Continuing Operations	4.0	3.1	8.6	6.9
Income (loss) from discontinued operations, net of income taxes	0.8	(3.7)	3.2	(14.5)
Net Income (Loss)	4.8	(0.6)	11.8	(7.6)
Income attributable to noncontrolling interest	(0.5)	(0.1)	(1.2)	(0.6)
Net Income (Loss) Attributable to A&B Shareholders	$4.3	$(0.7)	$10.6	$(8.2)

Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.08	$0.06	$0.16	$0.14
Discontinued operations available to A&B shareholders	0.02	(0.07)	0.07	(0.30)
Net income (loss) available to A&B shareholders	$0.10	$(0.01)	$0.23	$(0.16)
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.07	$0.06	$0.16	$0.14
Discontinued operations available to A&B shareholders	0.02	(0.07)	0.07	(0.30)
Net income (loss) available to A&B shareholders	$0.09	$(0.01)	$0.23	$(0.16)

Weighted-Average Number of Shares Outstanding:
Basic	49.2	49.0	49.1	49.0
Diluted	49.6	49.4	49.6	49.3

Amounts Available to A&B Shareholders (Note 4):
Continuing operations available to A&B shareholders, net of income taxes	$3.7	$3.1	$8.1	$6.8
Discontinued operations available to A&B shareholders, net of income taxes	0.8	(3.7)	3.2	(14.5)
Net income (loss) available to A&B shareholders	$4.5	$(0.6)	$11.3	$(7.7)

Cash dividends per share	$0.07	$0.06	$0.14	$0.12
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions) (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Net Income (Loss)	$4.8	$(0.6)	$11.8	$(7.6)
Other Comprehensive Income:
Unrealized interest rate hedging loss	(0.6)	(2.8)	(0.6)	(2.8)
Reclassification adjustment for interest expense included in net income (loss)	0.1	—	0.3	—
Defined benefit pension plans:
Amortization of prior service credit included in net periodic pension cost	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of net loss included in net periodic pension cost	1.3	1.9	2.5	3.7
Income taxes related to other comprehensive income	(0.1)	0.6	(0.5)	0.1
Other comprehensive income (loss)	0.5	(0.5)	1.2	0.5
Comprehensive Income (Loss)	5.3	(1.1)	13.0	(7.1)
Comprehensive income attributable to noncontrolling interest	(0.5)	(0.1)	(1.2)	(0.6)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$4.8	$(1.2)	$11.8	$(7.7)
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$11.0	$2.2
Accounts receivable, net	39.7	32.1
Contracts retention	12.5	13.1
Costs and estimated earnings in excess of billings on uncompleted contracts	15.5	16.4
Inventories	34.1	43.3
Real estate held for sale	2.0	1.0
Income tax receivable	9.8	10.6
Prepaid expenses and other assets	34.4	19.6
Total current assets	159.0	138.3
Investments in Affiliates	398.7	390.8
Real Estate Developments	184.5	179.5
Property – Net	1,235.1	1,231.6
Intangible Assets – Net	50.3	53.8
Goodwill	102.3	102.3
Other Assets	47.1	60.0
Total assets	$2,177.0	$2,156.3

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$44.1	$42.4
Accounts payable	32.2	35.2
Billings in excess of costs and estimated earnings on uncompleted contracts	3.1	3.5
Accrued interest	5.1	6.3
Deferred revenue	0.1	17.6
Indemnity holdback related to Grace acquisition	9.3	9.3
HC&S cessation-related liabilities	5.2	19.1
Accrued and other liabilities	29.1	31.7
Total current liabilities	128.2	165.1
Long-term Liabilities:
Long-term debt	530.8	472.7
Deferred income taxes	182.8	182.0
Accrued pension and post-retirement benefits	63.7	64.8
Other non-current liabilities	43.1	47.7
Total long-term liabilities	820.4	767.2
Total liabilities	948.6	932.3
Commitments and Contingencies
Redeemable Noncontrolling Interest	10.8	10.8
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 49.2 million and 49.0 million shares at June 30, 2017 and December 31, 2016, respectively	1,158.9	1,157.3
Accumulated other comprehensive loss	(42.0)	(43.2)
Retained earnings	96.5	95.2
Total A&B shareholders' equity	1,213.4	1,209.3
Noncontrolling interest	4.2	3.9
Total equity	1,217.6	1,213.2
Total liabilities and equity	$2,177.0	$2,156.3
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$11.8	$(7.6)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	21.0	54.9
Deferred income taxes	0.1	(19.5)
Gains on asset transactions, net of impairment losses	(12.1)	1.6
Share-based compensation expense	2.2	2.1
Investment in affiliates, net of distributions	5.8	(1.9)
Changes in operating assets and liabilities:
Trade, contracts retention, and other receivables	(6.3)	11.0
Costs and estimated earnings in excess of billings on uncompleted contracts - net	0.6	2.9
Inventories	9.2	(10.1)
Prepaid expenses, income tax receivable and other assets	(3.7)	10.6
Accrued pension and post-retirement benefits	1.6	3.1
Accounts payable and contracts retention	(3.6)	(7.0)
Accrued and other liabilities	(36.6)	(5.3)
Real estate inventory sales (real estate developments held for sale)	2.9	—
Expenditures for real estate inventory (real estate developments held for sale)	(9.5)	(5.0)
Net cash provided by (used in) operations	(16.6)	29.8
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(23.4)	(99.8)
Capital expenditures related to 1031 commercial property transactions	—	(6.2)
Proceeds from disposal of property and other assets	9.7	1.9
Proceeds from disposals related to 1031 commercial property transactions	6.9	59.3
Payments for purchases of investments in affiliates and other investments	(23.9)	(26.4)
Proceeds from investments in affiliates and other investments	2.0	3.0
Change in restricted cash associated with 1031 transactions	5.4	16.2
Net cash used in investing activities	(23.3)	(52.0)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	83.5	132.0
Payments of long-term debt and deferred financing costs	(35.1)	(94.3)
Borrowings (payments) on line-of-credit agreement, net	11.4	(4.9)
Distribution to noncontrolling interests	(0.2)	(0.5)
Dividends paid	(6.9)	(5.9)
Proceeds from issuance (repurchase) of capital stock and other, net	(4.0)	0.9
Net cash used in financing activities	48.7	27.3
Cash and Cash Equivalents:
Net increase in cash and cash equivalents	8.8	5.1
Balance, beginning of period	2.2	1.3
Balance, end of period	$11.0	$6.4

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(8.5)	$(14.0)
Income taxes paid	(3.6)	—
Noncash Investing and Financing Activities:
Uncollected proceeds from disposal of equipment	$2.1	$—
Capital expenditures included in accounts payable and accrued expenses	2.3	3.4
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Equity
For the six months ended June 30, 2017 and 2016
(In millions) (Unaudited)

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, January 1, 2016	48.9	$1,151.7	$(45.3)	$117.2	$3.5	$1,227.1	$11.6
Net income (loss)				(8.2)	0.1	(8.1)	0.5
Other comprehensive income, net of tax			0.5			0.5
Dividends paid on common stock ($0.12 per share)				(5.9)		(5.9)
Distributions to noncontrolling interest						—	(0.1)
Adjustments to redemption value of redeemable noncontrolling interest				0.4		0.4	(0.4)
Share-based compensation		2.1				2.1
Shares issued or repurchased, net	0.1	1.0		(0.1)		0.9
Balance, June 30, 2016	49.0	$1,154.8	$(44.8)	$103.4	$3.6	$1,217.0	$11.6

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, January 1, 2017	49.0	$1,157.3	$(43.2)	$95.2	$3.9	$1,213.2	$10.8
Net income				10.6	0.5	11.1	0.7
Other comprehensive income, net of tax			1.2			1.2
Dividends paid on common stock ($0.14 per share)				(6.9)		(6.9)
Distributions to noncontrolling interest					(0.2)	(0.2)	—
Adjustments to redemption value of redeemable noncontrolling interest				0.7	—	0.7	(0.7)
Share-based compensation		2.2				2.2
Shares issued or repurchased, net	0.2	(0.6)		(3.1)		(3.7)
Balance, June 30, 2017	49.2	$1,158.9	$(42.0)	$96.5	$4.2	$1,217.6	$10.8
See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Business Overview
Alexander & Baldwin, Inc. ("A&B" or the "Company") is headquartered in Honolulu and operates three segments: Commercial Real Estate (formerly Leasing); Land Operations (formerly Real Estate Development and Sales and Agribusiness); and Materials & Construction.
On July 10, 2017, the Company’s board of directors unanimously approved a plan for the Company to be subject to tax as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes commencing with the Company’s taxable year ending December 31, 2017 (the “REIT Election”). Although the Company began operating in compliance with the requirements for qualification and taxation as a REIT (the “REIT requirements”) for the taxable year ending December 31, 2017, the Company intends to complete a merger that will create a new holding company structure for the Company to facilitate its ongoing compliance with those requirements. Pursuant to a merger agreement entered into on July 10, 2017 among the Company, Alexander & Baldwin REIT Holdings, Inc., a Hawaii corporation and a direct, wholly owned subsidiary of the Company (“A&B REIT Holdings”), and A&B REIT Merger Corporation, a Hawaii corporation and a direct, wholly owned subsidiary of A&B REIT Holdings (“Merger Sub”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. As a result of the merger, A&B REIT Holdings will replace the Company as the Hawaii-based, publicly held corporation through which the Company’s operations are conducted, and promptly following the merger A&B REIT Holdings will be renamed “Alexander & Baldwin, Inc.”
The merger will facilitate the Company’s ongoing compliance with the REIT requirements by ensuring that certain standard REIT ownership limitations and transfer restrictions apply to the Company’s capital stock. On July 14, 2017, A&B REIT Holdings filed a registration statement on Form S-4 with the Securities and Exchange Commission, which includes a preliminary proxy statement/prospectus that provides information regarding the REIT Election, the proposed merger and the special meeting at which the Company’s shareholders will be given the opportunity to vote on the merger.

See “Item 1A-Risk Factors” for additional information concerning the risks related to the REIT Election and proposed merger.

Business Segments
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
New Accounting Pronouncements:
In May 2014, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. ASU 2014-09 will supersede the revenue recognition requirements in FASB Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized including (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this standard. As a result, ASU 2014-09 and related amendments will be effective for the Company for its fiscal year beginning January 1, 2018, including interim periods within that fiscal year. Early adoption is permitted, but not before August 1, 2017, the original effective date of ASU 2014-09.
In March, April, May, and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Consideration (Reporting Revenue Gross Versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic (606), Revenue from Contracts with Customers, respectively (collectively, the “Amendments”). The Amendments serve to clarify certain aspects of and have the same effective date as ASU 2014-09.
The Company is currently evaluating the impact of adopting ASU 2014-09 and the related Amendments (collectively, “Topic 606”) on its consolidated financial statements and disclosures, internal controls and accounting policies. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the “Modified Retrospective Method”). The Company will adopt Topic 606 on January 1, 2018 and intends to apply the Modified Retrospective Method of transition. The Company will continue to monitor and assess the impact of changes to Topic 606 and interpretations as they become available.
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
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides guidance regarding the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. ASU 2017-01 should be applied prospectively and early adoption is permitted. The new guidance will result in many real estate transactions being classified as an asset acquisition and transaction costs being capitalized. The Company elected to early adopt FASB ASU No. 2017-01, Clarifying the Definition of a Business, in the second quarter of fiscal year 2017. The adoption of this standard did not have a material impact on the Company’s financial position or results of operation.
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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a shared-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for financial statements issued for fiscal years beginning after December 15, 2017 and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3.	COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 9 of the Company’s 2016 Form 10-K, included the following (in millions) as of June 30, 2017:

Standby letters of credit(a)	$11.8
Bonds(b)	$412.8
(a) Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities, and relate primarily to the Company’s real estate activities. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit have been drawn upon to date.
(b) Represents bonds related to construction and real estate activities in Hawaii. Approximately $390.1 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of June 30, 2017, the Company's limited guarantees on indebtedness related to five of its unconsolidated joint ventures totaled $6.1 million. The Company has not incurred any significant historical losses related to guarantees on its joint venture indebtedness.
Other than the obligations described above and those described in the Company's 2016 Form 10-K, obligations of the Company’s non-consolidated joint ventures do not have recourse to the Company and the Company’s "at-risk" amounts are limited to its investment.
Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the "4/10/15 Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to reaffirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by the three parties. In January 2016, the court ruled in the 4/10/15 Lawsuit ruled that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to take an immediate appeal of this ruling. In May 2016, the Hawaii State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 126 in June 2016. Pursuant to Act 126, the first annual authorization of the existing holdover permits was sought and granted by the BLNR in December 2016.
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
The following table provides a reconciliation of income from continuing operations to income from continuing operations available to A&B shareholders (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income from Continuing Operations	$4.0	$3.1	$8.6	$6.9
Less: Income attributable to noncontrolling interest	(0.5)	(0.1)	(1.2)	(0.6)
Income from continuing operations attributable to A&B shareholders, net of income taxes	3.5	3.0	7.4	6.3
Undistributed earnings allocated to redeemable noncontrolling interest	0.2	0.1	0.7	0.5
Income from continuing operations available to A&B shareholders, net of income taxes	$3.7	$3.1	$8.1	$6.8
Income (loss) from discontinued operations available to A&B shareholders, net of income taxes	0.8	(3.7)	3.2	(14.5)
Net income (loss) available to A&B shareholders	$4.5	$(0.6)	$11.3	$(7.7)

The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Denominator for basic EPS – weighted-average shares outstanding	49.2	49.0	49.1	49.0
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	0.4	0.4	0.5	0.3
Denominator for diluted EPS – weighted-average shares outstanding	49.6	49.4	49.6	49.3
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
There were 18,582 anti-dilutive securities outstanding during the quarter and six months ended June 30, 2017. During the quarter and six months ended June 30, 2016, anti-dilutive securities totaled 0.4 million shares.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money market funds. The fair values of these money market funds, based on market prices (Level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at June 30, 2017 was $574.9 million and $594.5 million, respectively, and $515.1 million and $529.3 million at December 31, 2016, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (Level 2).

6.	INVENTORIES
Materials & Construction segment inventory, including materials and supplies, are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value. Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value.
Inventories at June 30, 2017 and December 31, 2016 were as follows (in millions):

	June 30, 2017	December 31, 2016
Sugar inventories	$0.1	$17.5
Asphalt	14.0	7.4
Processed rock, Portland cement, and sand	12.9	12.6
Work in progress	3.5	3.0
Construction-related retail merchandise	2.0	1.7
Parts, materials and supplies inventories	1.6	1.1
Total	$34.1	$43.3

7.	SHARE-BASED PAYMENT AWARDS
In January 2017, the Company granted to employees 61,733 shares of time-based restricted stock units, and 37,244 shares of market-based performance share units. The time-based restricted stock units vest ratably over 3 years and the performance share units cliff vest over 3 years, provided that the total shareholder return of the Company’s common stock over the relevant period meets or exceeds pre-defined levels of relative total shareholder returns of the Standard & Poor’s MidCap 400 Index and the Dow Jones U.S. Real Estate Index.

In April 2017, the Company granted to the directors 18,582 shares of time-based restricted stock units which vest ratably over 3 years.
The following table summarizes the Company's stock option activity during 2017 (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted- average exercise price	Weighted- average contractual life	Aggregate intrinsic value
Outstanding, January 1, 2017	903.5	$17.78
Exercised	(196.3)	$15.62
Outstanding, June 30, 2017	707.2	$18.38	3.0 years	$16,348
Vested or expected to vest	707.2	$18.38	3.0 years	$16,348
Exercisable, June 30, 2017	707.2	$18.38	3.0 years	$16,348
The following table summarizes 2017 non-vested restricted stock unit activity (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan restricted stock units	Weighted- average grant-date fair value
Outstanding, January 1, 2017	293.5	$33.81
Granted	117.6	$44.26
Vested	(96.0)	$37.27
Canceled	(14.4)	$34.45
Outstanding, June 30, 2017	300.7	$36.76
The fair value of the Company’s time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2017 Grants	2016 Grants
Volatility of A&B common stock	25.4%	26.3%
Average volatility of peer companies	25.7%	27.7%
Risk-free interest rate	1.5%	1.1%
A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Share-based expense:
Time-based and market-based restricted stock units	1.1	1.0	2.2	2.1
Total recognized tax benefit	(0.4)	(0.3)	(0.8)	(0.6)
Share-based expense (net of tax)	$0.7	$0.7	$1.4	$1.5

8.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates totaled approximately $6.0 million and $2.1 million for the quarters ended June 30, 2017 and 2016, respectively. Revenues earned from transactions with affiliates totaled approximately $9.9 million and $4.2 million for the six months ended June 30, 2017 and 2016, respectively. Receivables from these affiliates were $2.7 million and $2.1 million at June 30, 2017 and December 31, 2016, respectively. Amounts due to these affiliates were $0.3 million and $0.2 million at June 30, 2017 and December 31, 2016, respectively.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are owned by a director of the Company. Revenues earned from these transactions were $1.2 million and $2.6 million for the quarter and six months ended June 30, 2017, respectively, and immaterial for the quarter and six months ended June 30, 2016. Receivables from these affiliates were immaterial as of June 30, 2017 and December 31, 2016.
During the quarters ended June 30, 2017 and 2016, the Company recorded developer fee revenues of approximately $0.9 million and $0.2 million related to management and administrative services provided to certain unconsolidated investments in affiliates. Developer fee revenues recorded for the six months ended June 30, 2017 and 2016 were $1.6 million and $0.5 million, respectively. Receivables from these affiliates were immaterial as of June 30, 2017 and December 31, 2016.

9.	EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost recorded for the quarters ended June 30, 2017 and 2016 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Service cost	$0.7	$0.8	$—	$0.1
Interest cost	2.1	2.1	0.1	0.1
Expected return on plan assets	(2.4)	(2.5)	—	—
Amortization of net loss included in net periodic pension cost	1.1	1.9	0.1	0.1
Amortization of prior service credit included in net periodic pension cost	(0.2)	(0.2)	—	—
Curtailment gain	(0.3)	(0.3)	—	—
Net periodic benefit cost	$1.0	$1.8	$0.2	$0.3
The components of net periodic benefit cost recorded for the six months ended June 30, 2017 and 2016 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Service cost	$1.5	$1.6	$0.1	$0.1
Interest cost	4.2	4.4	0.2	0.2
Expected return on plan assets	(4.8)	(5.0)	—	—
Amortization of net loss included in net periodic pension cost	2.3	3.7	0.1	0.1
Amortization of prior service credit included in net periodic pension cost	(0.5)	(0.5)	—	—
Curtailment gain	(0.3)	(0.5)	—	—
Net periodic benefit cost	$2.4	$3.7	$0.4	$0.4

10.	ACQUISITIONS
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
On January 29, 2016, the Company consummated the purchase of the leasehold and leased fee interests in Manoa Marketplace, a multi-tenant neighborhood shopping center in Honolulu for $82.4 million through a 1031 transaction.
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

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component for the six months ended June 30, 2017 were as follows (in millions, net of tax):

	Employee benefit plans	Interest rate swap	Total
Beginning balance, January 1, 2017	$(45.0)	$1.8	$(43.2)
Unrealized interest rate hedging loss, net of taxes of $0.2	—	(0.4)	(0.4)
Amounts reclassified from accumulated other comprehensive loss, net of taxes of $0.6 and $0.1 for employee benefit plans and interest rate swap, respectively	1.4	0.2	1.6
Ending balance, June 30, 2017	$(43.6)	$1.6	$(42.0)

The reclassifications of other comprehensive income components out of accumulated other comprehensive loss for the quarter and six months ended June 30, 2017 and 2016 were as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reclassification adjustment for interest expense included in net income (loss)	0.1	—	0.3	—
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Prior service credit	(0.2)	(0.2)	(0.5)	(0.5)
Net loss	1.3	1.9	2.5	3.7
Total reclassifications before income tax	1.2	1.7	2.3	3.2
Income taxes related to reclassifications of other comprehensive income	(0.3)	(0.6)	(0.7)	(1.1)
Total reclassifications of other comprehensive income components, net of tax	$0.9	$1.1	$1.6	$2.1

12.	INCOME TAXES
The Company's effective tax rate was higher for the quarter ended June 30, 2017 compared to the same period in 2016 primarily due to the 2016 recognition of non-refundable federal tax credits related to the Company’s investment in two photovoltaic facilities, discussed below.
In 2016, the Company invested $15.4 million in Waihonu Equity Holdings, LLC ("Waihonu"), an entity that operates two photovoltaic facilities with a combined capacity of 6.5 megawatts in Mililani, Oahu. The Company accounts for its investment in Waihonu under the equity method. The investment return from the Company's investment in Waihonu is principally composed of non-refundable federal and refundable state tax credits. The federal tax credits are accounted for using the flow through method, which reduces the provision for income taxes in the year that the federal tax credits first become available. During 2016, the Company recognized income tax benefits of approximately $8.7 million related to the non-refundable tax credits, $2.9 million related to the refundable state tax credits in Income Tax Receivable, as well as a corresponding reduction to the carrying amount of its investment in Waihonu, recorded in Investments in Affiliates in the accompanying condensed consolidated balance sheets. For the quarter and six months ended June 30, 2017, the Company recorded reductions to the carrying value of its Waihonu solar investment of $0.2 million and $2.2 million, respectively, in Reduction in Solar Investments, net in the accompanying condensed consolidated statements of operations. For the quarter and six months ended June 30, 2016, the Company recorded reductions to the carrying value of its Waihonu solar investment of $8.7 million in Reduction in Solar Investments, net in the accompanying condensed consolidated statements of operations.
The Company recognizes accrued interest on income taxes in income tax expense. As of June 30, 2017, accrued interest was not material. As of June 30, 2017, the Company has not identified any material unrecognized tax positions.

13.	NOTES PAYABLE AND LONG-TERM DEBT
At June 30, 2017 and December 31, 2016, notes payable and long-term debt consisted of the following (in millions):

	2017	2016
Revolving credit loans (2.86% for 2017 and 2.42% for 2016)	$101.8	$14.9
Term loans:
6.38%, payable through 2017, secured by Midstate Hayes	—	8.2
1.85%, payable through 2017, unsecured	1.2	2.5
2.00%, payable through 2018, unsecured	0.4	0.8
3.31%, payable through 2018, unsecured	1.9	2.8
5.19%, payable through 2019, unsecured	5.5	6.5
6.90%, payable through 2020, unsecured	48.8	65.0
LIBOR plus 1.00%, payable through 2021, secured by asphalt terminal (a)	5.5	6.1
3.15%, payable through 2021, second mortgage secured by Kailua Town Center III	4.9	—
LIBOR plus 1.50%, payable through 2021, secured by Kailua Town Center III (b)	11.1	11.2
LIBOR plus 2.00%, payable through 2021, secured by letter of credit (c)	9.4	9.4
5.53%, payable through 2024, unsecured	28.5	28.5
3.90%, payable through 2024, unsecured	65.9	68.1
4.15%, payable through 2024, secured by Pearl Highlands Center	87.9	88.8
5.55%, payable through 2026, unsecured	46.0	46.0
5.56%, payable through 2026, unsecured	25.0	25.0
4.35%, payable through 2026, unsecured	22.0	22.0
3.88%, payable through 2027, unsecured	50.0	50.0
LIBOR plus 1.35%, payable through 2029, secured by Manoa Marketplace (d)	60.0	60.0
Total debt (contractual)	575.8	515.8
Add debt premium (discount)	0.3	0.5
Adjustment for debt issuance costs	(1.2)	(1.2)
Total debt (carrying value)	574.9	515.1
Less current portion	(44.1)	(42.4)
Long-term debt	$530.8	$472.7
(a) Loan has a stated interest rate of LIBOR plus 1.00%, but is swapped through maturity to a 5.98% fixed rate.
(b) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(c) Loan has an effective interest rate of 2.82% for 2017 and 2.82% for 2016.
(d) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.

14.	CESSATION OF SUGAR OPERATIONS
A summary of the pre-tax costs and remaining costs associated with the Cessation is as follows (in millions):

	Six Months Ended June 30, 2017	Cumulative amount recognized as of June 30, 2017	Remaining to be recognized	Total
Employee severance benefits and related costs	$0.3	$22.1	$—	$22.1
Asset write-offs and accelerated depreciation	—	71.3	—	71.3
Property removal, restoration and other exit-related costs	1.5	8.6	1.8	10.4
Total Cessation-related costs	$1.8	$102.0	$1.8	$103.8
A rollforward of the Cessation-related liabilities during the six months ended June 30, 2017 is as follows (in millions):

	Employee severance benefits and related costs	Other exit costs[1]	Total
Balance at December 31, 2016	$13.7	$5.4	$19.1
Expense	0.3	1.5	1.8
Cash payments	(14.0)	(1.7)	(15.7)
Balance at June 30, 2017	$—	$5.2	$5.2
1 Includes asset retirement obligations.
The Cessation-related liabilities were included in the accompanying condensed consolidated balance sheets as follows (in millions):

	Classification on balance sheet	June 30, 2017	December 31, 2016
Employee severance benefits and related costs	HC&S cessation-related liabilities	$—	$13.7
Other exit costs	HC&S cessation-related liabilities	5.2	5.4
Total Cessation-related liabilities		$5.2	$19.1

15.	INVESTMENTS IN AFFILIATES
The Company's investments in affiliates consist principally of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results include the Company's proportionate share of net income from its equity method investments. A summary of combined financial information related to the Company's equity method investments for the quarters and six months ended June 30, 2017 and 2016 is as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$43.6	48.8	$84.2	96.0
Gross Profit	$7.7	8.5	$14.7	17.0
Income from continuing operations*	$3.2	4.2	$6.6	8.8
Net Income*	$3.1	3.9	$6.4	8.6
* Includes earnings from equity method investments held by the investee.

16.	DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its floating rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and floating rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
During 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of June 30, 2017 is as follows (dollars in millions):

			Notional amount at	Fair value at		Classification on
Effective date	Maturity date	Interest rate	June 30, 2017	June 30, 2017	December 31, 2016	balance sheet
4/7/2016	8/1/2029	3.14%	$60.0	$2.5	$2.8	Other assets
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
Non-designated Hedges
As of June 30, 2017, the Company has two interest rate swaps that have not been designated as cash flow hedges whose key terms are as follows (dollars in millions):

			Notional amount at	Fair value at		Classification on
Effective date	Maturity date	Interest rate	June 30, 2017	June 30, 2017	December 31, 2016	balance sheet
1/1/2014	9/1/2021	5.95%	$11.0	$(1.2)	$(1.3)	Other non-current liabilities
6/18/2008	3/1/2021	5.98%	$5.5	$(0.4)	$(0.5)	Other non-current liabilities
Total			$16.5	$(1.6)	$(1.8)

The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
Derivatives in Designated Cash Flow Hedging Relationships:	2017	2016	2017	2016
Amount of loss recognized in OCI on derivatives (effective portion)	$0.6	$2.8	$0.6	$2.8
The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in interest expense in its condensed consolidated statements of operations, and the amounts were immaterial during each of the quarters ended June 30, 2017 and 2016.
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
The revenue, operating profit, gain on asset dispositions, income tax (expense) benefit and after-tax effects of these transactions for the quarters and six months ended June 30, 2017 and 2016 were as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sugar operations revenue (Land Operations)	$0.5	$20.6	$22.6	$38.0

Operating loss before income taxes	$(1.0)	$(20.4)	$(1.2)	$(34.1)
Gain on asset dispositions, net	2.2	—	6.3	—
Income (loss) from discontinued operations before income taxes	1.2	(20.4)	5.1	(34.1)
Income tax (expense) benefit	(0.4)	16.7	(1.9)	19.6
Income (loss) from discontinued operations	$0.8	$(3.7)	$3.2	$(14.5)

Basic earnings (loss) per share	$0.02	$(0.07)	$0.07	$(0.30)
Diluted earnings (loss) per share	$0.02	$(0.07)	$0.07	$(0.30)
There was no depreciation and amortization related to discontinued operations for the quarter and six months ended June 30, 2017. Depreciation and amortization related to discontinued operations was $18.1 million and $34.7 million for the quarter and six months ended June 30, 2016, respectively.

18.	SEGMENT RESULTS
Segment results were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Commercial Real Estate	$33.8	$34.5	$67.5	$69.3
Land Operations	12.1	5.5	23.1	11.5
Materials & Construction	52.2	42.0	100.7	92.6
Total revenue	98.1	82.0	191.3	173.4
Operating Profit (Loss):
Commercial Real Estate	13.4	14.7	27.7	27.8
Land Operations[1]	1.7	(11.5)	(0.7)	(14.8)
Materials & Construction	6.7	4.9	12.3	12.9
Total operating profit	21.8	8.1	39.3	25.9
Interest expense	(6.2)	(6.8)	(12.4)	(13.7)
Gain on the sale of improved property	—	8.0	3.0	8.0
General corporate expenses	(5.9)	(4.0)	(11.6)	(10.8)
REIT evaluation/conversion costs[2]	(2.2)	(1.9)	(7.0)	(1.9)
Income From Continuing Operations Before Income Taxes	7.5	3.4	11.3	7.5
Income tax expense	(3.5)	(0.3)	(2.7)	(0.6)
Income From Continuing Operations	4.0	3.1	8.6	6.9
Income (loss) from discontinued operations, net of income tax	0.8	(3.7)	3.2	(14.5)
Net Income (Loss)	4.8	(0.6)	11.8	(7.6)
Income attributable to noncontrolling interest	(0.5)	(0.1)	(1.2)	(0.6)
Net Income (Loss) Attributable to A&B	$4.3	$(0.7)	$10.6	$(8.2)
1 For the quarter and six months ended June 30, 2017, Land Operations segment operating profit includes non-cash reductions of $0.2 million and $2.2 million, respectively, related to the Company's solar tax equity investments. For the quarter and six months ended June 30, 2016, Land Operations segment operating profit included non-cash reductions of $9.5 million. The non-cash reductions are recorded in Reductions in solar investment, net on the condensed consolidated statement of operations.

[2]	Costs related to the Company's in-depth evaluation of and conversion to a REIT.

19.	SUBSEQUENT EVENTS
On July 25, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per share of outstanding common stock, which will be paid on September 7, 2017 to shareholders of record as of August 7, 2017.

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
FORWARD-LOOKING STATEMENTS
Alexander & Baldwin, Inc. ("A&B" or the "Company"), from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s web sites (including web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in "Risk Factors" of this quarterly report, the Company’s 2016 Annual Report on Form 10-K and other filings with the SEC. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.
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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the quarters and six months ended June 30, 2017 and 2016.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the six months ended June 30, 2017 and 2016, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•	Quantitative and Qualitative Disclosures about Market Risk: This section discusses how A&B monitors and manages exposure to potential gains and losses associated with changes in interest rates.
BUSINESS OVERVIEW
A&B, whose history dates back to 1870, is headquartered in Honolulu and operates through three reportable segments: Commercial Real Estate; Land Operations; and Materials & Construction. The Company's three reportable segments reflect an internal reorganization of the operations and reporting structure that the Company completed in the fourth quarter of 2016 to facilitate operational efficiencies and enhance the execution of the Company’s businesses. Prior to October 1, 2016, the Company operated under four reportable segments: Commercial Real Estate, Real Estate Development and Sales, Materials & Construction, and Agribusiness. As a result of the segment reorganization, the Company’s former Real Estate Development and Sales and Agribusiness segments have been combined into the new Land Operations reportable segment. Additionally, the following items were realigned in connection with the segment changes: (1) agricultural leases that previously were included in the Commercial Real Estate segment were reclassified to the Land Operations segment, (2) certain industrial leases that previously were included in the former Agribusiness segment were reclassified to the Commercial Real Estate segment, (3) sales of commercial properties that previously were included in the former Real Estate Development and Sales segment were reclassified to the Commercial Real Estate segment, and (4) the Company's solar energy investments that previously were presented as Corporate investments were reclassified to Land Operations. The financial information for all prior periods has been recast to correspond to these segment changes.
On July 10, 2017, the Company’s board of directors unanimously approved a plan for the Company to be subject to tax as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ending December 31, 2017. Although the Company began operating in compliance with the requirements for qualification and taxation as a REIT for the taxable year ending December 31, 2017, the Company intends to complete a merger that will create a new holding company structure for the Company to facilitate its ongoing compliance with those requirements. Pursuant to a merger agreement entered into on July 10, 2017 among the Company, A&B REIT Holdings and Merger Sub, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. As a result of the merger, A&B REIT Holdings will replace the Company as the Hawaii-based, publicly held corporation through which the Company’s operations are conducted, and promptly following the merger A&B REIT Holdings will be renamed “Alexander & Baldwin, Inc.”

The merger will facilitate the Company’s ongoing compliance with the REIT requirements by ensuring that certain standard REIT ownership limitations and transfer restrictions apply to the Company’s capital stock. On July 14, 2017, A&B REIT Holdings filed a registration statement on Form S-4 with the Securities and Exchange Commission, which includes a preliminary proxy statement/prospectus that provides information regarding the REIT Election, the proposed merger and the special meeting at which the Company’s shareholders will be given the opportunity to vote on the merger.

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

CONSOLIDATED RESULTS OF OPERATIONS
Consolidated – Second quarter of 2017 compared with 2016

	Three Months Ended June 30,
(dollars in millions, except per-share amounts)	2017	2016	$ Change	% Change
Operating revenue	$98.1	$82.0	16.1	19.6
Operating costs and expenses	87.3	72.4	14.9	20.6
Operating income	10.8	9.6	1.2	12.5
Other expense, net	(3.3)	(6.2)	2.9	(46.8)
Income tax expense	(3.5)	(0.3)	(3.2)	12X
Income from continuing operations	4.0	3.1	0.9	29.0
Discontinued operations (net of income taxes)	0.8	(3.7)	4.5	NM
Net income (loss)	4.8	(0.6)	5.4	NM
Income attributable to noncontrolling interest	(0.5)	(0.1)	(0.4)	5X
Net income (loss) attributable to A&B	$4.3	$(0.7)	5.0	NM

Basic earnings per share - continuing operations	$0.08	$0.06	0.02	33.3
Basic earnings (loss) per share - discontinued operations	0.02	(0.07)	0.09	NM
Net income (loss) available to A&B shareholders	$0.10	$(0.01)	0.11	NM

Diluted earnings per share - continuing operations	$0.07	$0.06	0.01	16.7
Diluted earnings (loss) per share - discontinued operations	0.02	(0.07)	0.09	NM
Net income (loss) available to A&B shareholders	$0.09	$(0.01)	0.10	NM
The Company's consolidated operating revenue increased $16.1 million, or 19.6%, to $98.1 million for the second quarter of 2017 as compared to the second quarter of 2016, reflecting an increase in revenue for Land Operations of $6.6 million, and an increase in Materials & Construction revenue of $10.2 million.
Consolidated operating costs and expenses for the second quarter of 2017 increased $14.9 million, or 20.6%, to $87.3 million compared to the second quarter of 2016. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment. Operating costs and expenses for the second quarter of 2017 also included $2.2 million related to the Company's evaluation and conversion to a REIT.
The Company's other expenses, net were $3.3 million in the second quarter of 2017 compared to $6.2 million in the second quarter of 2016. The change in other income (expense) was primarily due to a lower non-cash reduction to solar investments, net in the second quarter of 2017 as compared to the second quarter of 2016, as well as higher income from the Company's equity method investments.
The Company recorded an income tax expense of $3.5 million on pre-tax income of $7.5 million for the second quarter of 2017, and an income tax expense of $0.3 million on pre-tax income of $3.4 million for the second quarter of 2016. The Company's effective tax rate was higher for the quarter ended June 30, 2017 compared to the same period in 2016 primarily due to the 2016 recognition of non-refundable federal tax credits related to the Company’s investment in two photovoltaic facilities.

Consolidated – First half of 2017 compared with 2016

	Six Months Ended June 30,
(dollars in millions, except per-share amounts)	2017	2016	$ Change	% Change
Operating revenue	$191.3	$173.4	17.9	10.3
Operating costs and expenses	173.8	155.2	18.6	12.0
Operating income	17.5	18.2	(0.7)	(3.8)
Other expense, net	(6.2)	(10.7)	4.5	(42.1)
Income tax expense	(2.7)	(0.6)	(2.1)	5X
Income from continuing operations	8.6	6.9	1.7	24.6
Discontinued operations (net of income taxes)	3.2	(14.5)	17.7	NM
Net income (loss)	11.8	(7.6)	19.4	NM
Income attributable to noncontrolling interest	(1.2)	(0.6)	(0.6)	100.0
Net income (loss) attributable to A&B	$10.6	$(8.2)	18.8	NM

Basic earnings per share - continuing operations	$0.16	$0.14	0.02	14.3
Basic earnings (loss) per share - discontinued operations	0.07	(0.30)	0.37	NM
Net income (loss) available to A&B shareholders	$0.23	$(0.16)	0.39	NM
Diluted earnings per share - continuing operations	$0.16	$0.14	0.02	14.3
Diluted earnings (loss) per share - discontinued operations	0.07	(0.30)	0.37	NM
Net income (loss) available to A&B shareholders	$0.23	$(0.16)	0.39	NM

The Company's consolidated operating revenue increased $17.9 million, or 10.3%, to $191.3 million for the first half of 2017 as compared to the first half of 2016, reflecting an increase in revenue for Land Operations of $11.6 million, and an increase in revenue for Materials & Construction of $8.1 million.
Consolidated operating costs and expenses for the first half of 2017 increased $18.6 million, or 12.0%, to $173.8 million compared to the first half of 2016. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment. Operating costs and expenses for the first half of 2017 also included $7.0 million related to the Company's evaluation of a REIT conversion.
The Company's other expenses, net, were $6.2 million in the first half of 2017 compared to $10.7 million in the first half of 2016. The change in other income (expense) was primarily due to a lower reduction in solar investments, net, partially offset by lower gains on sales of improved property.
The Company recorded an income tax expense of $2.7 million on pre-tax income of $11.3 million for the first half of 2017, and an income tax expense of $0.6 million on pre-tax income of $7.5 million for the first half of 2016. The Company's effective tax rate was higher for the first half ended June 30, 2017 compared to the same period in 2016 due primarily to the 2016 recognition of non-refundable federal tax credits related to the Company’s investment in two photovoltaic facilities.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate – Second quarter of 2017 compared with 2016

	Quarter Ended June 30,
(dollars in millions)	2017	2016	% Change
Commercial Real Estate segment operating revenue	$33.8	$34.5	(2.0)
Commercial Real Estate segment operating costs and expenses	(18.9)	(20.1)	(6.0)
Selling, general and administrative	(2.0)	(0.3)	6.7x
Other segment income[2]	0.5	0.6	(16.7)
Commercial Real Estate operating profit	$13.4	$14.7	(8.8)
Operating profit margin	39.6%	42.6%
Operating profit by location
Hawaii	$12.4	$13.0	(4.6)
Mainland	1.0	1.7	(41.2)
Total	$13.4	$14.7	(8.8)
Net Operating Income ("NOI")[1]
Hawaii	$19.4	$18.3	6.0
Mainland	2.8	4.0	(30.0)
Total	$22.2	$22.3	(0.4)
Same-Store Net Operating Income ("NOI")[1]
Hawaii	$19.3	$18.4	4.9
Mainland	2.8	2.7	3.7
Total	$22.1	$21.1	4.7
Gross Leasable Area ("GLA") (million sq. ft.) - Improved, end of period
Hawaii	2.9	2.9
Mainland	1.8	1.8
Total improved	4.7	4.7
Hawaii ground leases (acres)	116	115
1Refer to page 28 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
2Other segment income for the Commercial Real Estate segment includes intersegment revenues, primarily from our Materials & Construction segment, which are eliminated in our consolidated results of operations.
Commercial Real Estate revenue for the second quarter of 2017 and 2016 was $33.8 million and $34.5 million, respectively. The decrease was primarily attributable to the cumulative impact of timing of sales and acquisitions during 2016, partially offset by increases in Hawaii same-store rents. "Same-store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.
Operating profit and net operating income ("NOI") for the second quarter of 2017 decreased by 8.8% and 0.4%, respectively, compared to the second quarter of 2016. The period over period decrease in operating profit was primarily due to an increase in general and administrative expenses, reflecting the Company’s strategic shift to focus on the growth of the commercial real estate portfolio through acquisition, development and redevelopment, resulting in a reallocation of certain personnel costs to the Commercial Real Estate segment, as well as higher personnel costs related to bringing property management and leasing in-house and the resultant overlap in property management costs while transitioning from existing third-party property management arrangements. The period over period decrease in NOI was primarily due to the timing of sales and acquisitions, partially offset by increases in same-store rents. Same Store NOI for the second quarter of 2017 increased by 4.7% compared to the second quarter of 2016.  The period over period increase in Same Store NOI was primarily due to an increase in same-store rents throughout the Hawaii and Mainland portfolios.

Tenant improvement costs were $0.9 million and $1.0 million for the quarter ended June 30, 2017 and 2016, respectively.
The Company's commercial portfolio's occupancy percentage summarized by geographic location and property type as of June 30, 2017 was as follows:

Percent occupancy	Hawaii	Mainland	Total
Retail	93.9	96.0	94.1
Industrial	94.4	97.1	95.9
Office	89.7	87.5	88.2
Total	93.8	94.6	94.1
The Company's commercial portfolio's quarter end same-store occupancy as of June 30, 2017 was 94.1% as compared to 93.6% as of June 30, 2016.
The table below identifies sales and acquisitions between December 31, 2016 and June 30, 2017:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
1/17	The Maui Clinic Building	16,600	6/17	Honokohau Industrial	73,200
	Total dispositions	16,600		Total improved acquisitions	73,200
The table below identifies sales and acquisitions between December 31, 2015 and December 31, 2016:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
6/16	Ninigret Office Park	185,500	12/16	2927 East Manoa Road (Ground Lease)	N/A
6/16	Gateway Oaks	59,700	1/16	Manoa Marketplace	139,300
6/16	Prospect Park	163,300
	Total dispositions	408,500		Total improved acquisitions	139,300

Commercial Real Estate – First half of 2017 compared with 2016

	Six Months Ended June 30,
(dollars in millions)	2017	2016	% Change
Commercial Real Estate segment operating revenue	$67.5	$69.3	(2.6)
Commercial Real Estate segment operating costs and expenses	(37.7)	(40.7)	(7.4)
Selling, general and administrative	(3.2)	(1.8)	77.8
Other segment income[2]	1.1	1.0	10.0
Commercial Real Estate operating profit	$27.7	$27.8	(0.4)
Operating profit margin	41.0%	40.1%
Operating profit by location
Hawaii	$25.7	$24.9	3.2
Mainland	2.0	2.9	(31.0)
Total	$27.7	$27.8	(0.4)
Net Operating Income ("NOI")[1]
Hawaii	$38.8	$36.8	5.4
Mainland	5.6	7.9	(29.1)
Total	$44.4	$44.7	(0.7)
Same-Store Net Operating Income ("NOI")[1]
Hawaii	$35.4	$34.3	3.2
Mainland	5.6	5.4	3.7
Total	$41.0	$39.7	3.3
1Refer to page 28 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
2Other segment income for the Commercial Real Estate segment includes intersegment revenues, primarily from our Materials & Construction segment, which are eliminated in our consolidated results of operations.
Commercial Real Estate revenue for the first half of 2017 decreased $1.8 million from the first half of 2016, primarily due to the timing of sales and acquisitions during 2016, partially offset by an increase in Hawaii same-store rents. "Same-store" refers to properties that were owned throughout the entire duration of both periods under comparison, including stabilized properties. Stabilized properties refer to commercial properties developed by the Company that have achieved 80 percent economic occupancy in each of the periods presented for comparison.
Operating profit and net operating income ("NOI") for the first half of 2017 decreased by 0.4% and 0.7%, respectively, compared to the same period last year. The period over period decrease in operating profit was primarily due to an increase in general and administrative expenses, reflecting the Company’s strategic shift to focus on the growth of the commercial real estate portfolio through acquisition, development and redevelopment, resulting in a reallocation of certain personnel costs to the Commercial Real Estate segment, as well as higher personnel costs related to bringing property management and leasing in-house and the resultant overlap in property management costs while transitioning from existing third-party property management arrangements. The period over period decrease in NOI was primarily due to the timing of sales and acquisitions, partially offset by increases in same-store rents. Same Store NOI for the first half of 2017 increased by 3.3% compared to the first half of 2016.  The period over period increase in Same Store NOI was primarily due to an increase in same-store rents throughout the Hawaii and Mainland portfolios.
Tenant improvement costs were $1.5 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively.

Use of Non-GAAP Financial Measures
Net operating income ("NOI") is presented for the Commercial Real Estate segment, and is calculated by adjusting segment operating profit for depreciation and amortization, straight-line lease adjustments, and general, administration and other expenses. Other real estate companies may use different methodologies for calculating NOI, and accordingly, the Company's presentation of NOI may not be comparable to other real estate companies.

NOI is a non-GAAP measure used by the Company in evaluating the segment’s operating performance as it is an indicator of the return on property investment, and provides a method of comparing performance of core operations, on an unlevered basis, over time. NOI should be not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

A reconciliation of Commercial Real Estate segment operating profit to Commercial Real Estate segment NOI is as follows:
Reconciliation of Commercial Real Estate Operating Profit to NOI

	Quarter Ended June 30,
(dollars in millions)	2017			2016
	Hawaii	Mainland	Total	Hawaii	Mainland	Total	% Change
Commercial Real Estate Operating Profit	$12.4	$1.0	$13.4	$13.0	$1.7	$14.7	(8.8)
Adjustments:
Depreciation and amortization	5.0	1.5	6.5	5.2	2.1	7.3	(11.0)
Straight-line lease adjustments	(0.5)	—	(0.5)	(0.7)	—	(0.7)	(28.6)
General, administrative and other expenses	2.5	0.3	2.8	0.8	0.2	1.0	180.0
Commercial Real Estate NOI	19.4	2.8	22.2	18.3	4.0	22.3	(0.4)
Acquisitions/disposition and other adjustments	(0.1)	—	(0.1)	0.1	(1.3)	(1.2)	(91.7)
Commercial Real Estate Same-Store NOI	$19.3	$2.8	$22.1	$18.4	$2.7	$21.1	4.7

	Six Months Ended June 30,
(dollars in millions)	2017			2016
	Hawaii	Mainland	Total	Hawaii	Mainland	Total	% Change
Commercial Real Estate Operating Profit	$25.7	$2.0	$27.7	$24.9	$2.9	$27.8	(0.4)
Adjustments:
Depreciation and amortization	10.1	3.0	13.1	10.4	4.3	14.7	(10.9)
Straight-line lease adjustments	(1.0)	—	(1.0)	(1.4)	0.2	(1.2)	(16.7)
General, administrative and other expenses	4.0	0.6	4.6	2.9	0.5	3.4	35.3
Commercial Real Estate NOI	38.8	5.6	44.4	36.8	7.9	44.7	(0.7)
Acquisitions/disposition and other adjustments	(3.4)	—	(3.4)	(2.5)	(2.5)	(5.0)	(32.0)
Commercial Real Estate Same-Store NOI	$35.4	$5.6	$41.0	$34.3	$5.4	$39.7	3.3

Land Operations – Second quarter of 2017 compared with 2016
Effect of Property Sales Mix on Operating Results: Direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography and timing are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed property, due to the low historical cost basis of the Company’s Hawaii land. Consequently, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's balance sheet do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

	Quarter Ended June 30,
(dollars in millions)	2017	2016
Development sales revenue	$0.7	$—
Unimproved/other property sales revenue	4.4	—
Agribusiness revenue	6.1	5.2
Other operating revenues	0.9	0.3
Total Land Operations segment revenue	$12.1	$5.5
Operating expenses	(12.0)	(8.2)
Earnings from joint ventures	0.6	(0.1)
Reductions in solar investments, net	(0.2)	(9.5)
Interest and other income	1.2	0.8
Total Land Operations operating profit (loss)	$1.7	$(11.5)
Second quarter 2017: Land Operations operating revenue and operating profit were $12.1 million and $1.7 million, respectively. Operating results for the Land Operations segment included $1.9 million of profit related to the sales of a 3-acre parcel in Wailea, Maui and a 6-acre parcel in Haliimaile, Maui, partially offset by operating expenses and $0.2 million non-cash reduction in the carrying value of the Company's Waihonu solar investment. The Company also recorded income from joint ventures of $0.6 million during the second quarter of 2017, compared to a loss from joint ventures of $0.1 million in the second quarter of 2016.
Second quarter 2016: Land Operations operating revenue and operating loss were $5.5 million and $11.5 million, respectively. Operating results included a $9.5 million non-cash reduction in the carrying value of the Company’s Waihonu solar investment, operating expenses, partially offset by revenue from the sale of electricity generated by the Company's renewable energy assets.

Land Operations – First half of 2017 compared with 2016

	Six Months Ended June 30,
(dollars in millions)	2017	2016
Development sales revenue	$3.1	$—
Unimproved/other property sales revenue	6.0	—
Agribusiness revenue	12.5	10.9
Other operating revenues	1.5	0.6
Total Land Operations segment revenue	$23.1	$11.5
Operating expenses	(24.3)	(18.3)
Earnings from joint ventures	0.7	0.4
Reductions in solar investments, net	(2.2)	(9.5)
Interest and other income	2.0	1.1
Total Land Operations operating loss	$(0.7)	$(14.8)
First half 2017: Land Operations operating revenue and operating loss were $23.1 million and $0.7 million, respectively. Operating results for the Land Operations segment included a $2.2 million non-cash reduction in the carrying value of the Company's Waihonu solar investment, segment operating expenses, partially offset by $4.6 million of profit related to the sales of a 3-acre parcel in Wailea, Maui, a 6-acre parcel in Haliimaile, Maui, a 1-acre lot at Maui Business Park, and a 0.8-acre vacant, urban parcel on Maui, as well as revenue generated from the Company's renewable energy assets.
First half 2016: Land Operations operating revenue and operating loss were $11.5 million and $14.8 million, respectively. Operating results included a $9.5 million non-cash reduction in the carrying value of the Company’s Waihonu solar investment, segment operating expenses, partially offset by revenue from the sale of electricity generated by the Company's renewable energy assets.

Discontinued Operations
The revenue, operating profit (loss), and after-tax effects of discontinued operations as of June 30, 2017 and 2016 were as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sugar operations revenue (Land Operations)	$0.5	$20.6	$22.6	$38.0

Operating loss before income taxes	$(1.0)	$(20.4)	$(1.2)	$(34.1)
Gain on asset dispositions	2.2	—	6.3	—
Income (loss) from discontinued operations before income taxes	1.2	(20.4)	5.1	(34.1)
Income tax (expense) benefit	(0.4)	16.7	(1.9)	19.6
Income (loss) from discontinued operations	$0.8	$(3.7)	$3.2	$(14.5)

Basic earnings (loss) per share	$0.02	$(0.07)	$0.07	$(0.30)
Diluted earnings (loss) per share	$0.02	$(0.07)	$0.07	$(0.30)
Second quarter 2017: Income from discontinued operations of $0.8 million during the second quarter of 2017 reflected the gain on asset dispositions and the results of operations, partially offset by cessation-related costs. During the quarter ended June 30, 2017, the Company sold factory equipment which resulted in a total gain of $2.2 million. The cessation charges included costs related to employee severance and benefits, as well as property removal, restoration and other exit-related costs. See Note 14, "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities.

Second quarter 2016: Loss from discontinued operations of $3.7 million during the second quarter of 2016 reflected sugar operations cessation costs, partially offset by results of the sugar operations. The cessation charges included accelerated depreciation, employee severance benefits and related costs, and property removal, restoration and other exit-related costs.
First half 2017: Income from discontinued operations of $3.2 million during the first half of 2017 reflected the gain on asset dispositions and the results of operations related to the final sugar voyage, partially offset by cessation-related costs. During the first half ended June 30, 2017, the Company sold mobile equipment assets, its bulk sugar transportation vessel and factory equipment, which resulted in a total gain of $6.3 million. Additionally, the Company recognized revenue and operating profit during the first half of 2017, primarily related to the final delivery of sugar inventory, which occurred in January 2017. The cessation charges included costs related to employee severance and benefits, as well as property removal, restoration and other exit-related costs. See Note 14, "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities.
First half 2016: Loss from discontinued operations of $14.5 million during the first half of 2016 reflected sugar operations cessation costs, partially offset by results of the sugar operations. The cessation charges included accelerated depreciation, employee severance benefits and related costs, and property removal, restoration and other exit-related costs.

MATERIALS & CONSTRUCTION
Materials & Construction - Second quarter of 2017 compared with 2016

	Quarter Ended June 30,
(dollars in millions)	2017	2016	% Change
Revenue	$52.2	$42.0	24.3
Operating profit	$6.7	$4.9	36.7
Operating profit margin	12.8%	11.7%
Depreciation and amortization	$3.1	$3.0	3.3
Aggregate used and sold (tons in thousands)	181.3	159.5	13.7
Asphaltic concrete placed (tons in thousands)	142.4	86.9	63.9
Backlog[1,2] at period end	$214.6	$264.1	(18.7)

[1]
Backlog represents the total of (1) the amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded and (2) government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory ($23.6 million as of June 30, 2017). Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its Prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at June 30, 2017 and 2016 was $16.7 million and $17.1 million, respectively.

[2]	As of June 30, 2017 and 2016, the backlog included contractual revenue with related parties of $1.2 million and $1.7 million, respectively.
Materials & Construction revenue for the second quarter of 2017 increased $10.2 million, or 24.3%, as compared to the second quarter of 2016, primarily due to higher paving and Prestress volumes, a bulk sale of imported aggregates, partially offset by lower average prices per unit sold in paving, Prestress and GLP, as well as lower sales volumes for hot mix and liquid asphalt. Revenue during the second quarter of 2017 reflected approximately 181.3 thousand tons of aggregate used and sold and 142.4 thousand tons of asphaltic concrete placed, as compared to 159.5 thousand tons of aggregate used and sold and 86.9 thousand tons of asphaltic concrete placed during 2016. Backlog at the end of June 30, 2017 was $214.6 million compared to $242.9 million as of December 31, 2016. The decrease in backlog from the fourth quarter of 2016 is primarily due to the amount of work completed and billed work during the period and the lack of major bids offered by governmental entities during the first half of 2017 compared to first half 2016. Backlog reasonably expected to be filled in the current fiscal year is $178.0 million.
Operating profit increased $1.8 million, or 36.7%, in the second quarter of 2017 as compared to the second quarter of 2016, primarily due to higher margins as a result higher volumes in paving and Prestress, an improved mix of higher margin work, lower unit inventory costs for liquid asphalt, and lower hot mix asphalt production cost per ton.

Materials & Construction - First half of 2017 compared with 2016

	Six Months Ended June 30, 2017
(dollars in millions)	2017	2016	% Change
Revenue	$100.7	$92.6	8.7
Operating profit	$12.3	$12.9	(4.7)
Operating profit margin	12.2%	13.9%
Depreciation and amortization	$6.1	$5.9	3.4
Aggregate used and sold (tons in thousands)	346.6	342.7	1.1
Asphaltic concrete placed (tons in thousands)	277.1	204.8	35.3
Materials & Construction revenue for the first half of 2017 increased $8.1 million, or 8.7%, as compared to the first half of 2016, primarily due to higher paving and Prestress volumes, a bulk sale of imported aggregates, higher levels of construction-related services, partially offset by lower average prices per unit sold in paving, Prestress product and liquid asphalt, as well as lower sales volumes for hot mix and liquid asphalt. Revenue during the first half of 2017 reflected approximately 346.6 thousand tons of aggregate used and sold and 277.1 thousand tons of asphaltic concrete placed, as compared to 342.7 thousand tons of aggregate used and sold and 204.8 thousand tons of asphaltic concrete placed during 2016.
Operating profit decreased $0.6 million, or 4.7%, in the first half of 2017 as compared to the first half of 2016, primarily due to paving work completed that were bid at lower margins due to competitive pricing pressures and lower volume of third party aggregate sales, partially offset by higher volumes in paving and Prestress products, an improved mix of higher margin work, lower unit inventory costs for liquid asphalt, and lower hot mix asphalt production cost per ton. The Company expects that the competitive pricing and market conditions that have impacted the segment financial performance to persist throughout 2017.
LIQUIDITY AND CAPITAL RESOURCES
Overview: A&B's primary liquidity needs have historically been to support working capital requirements and fund capital expenditures, commercial real estate acquisitions and real estate developments. A&B’s principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and borrowing capacity under its various credit facilities.
A&B’s operating income is generated by its subsidiaries. There are no material restrictions on the ability of A&B’s wholly owned subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may make investments or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled "Risk Factors" of the Company’s 2016 Annual Report on Form 10-K, as well as in "Item 1-A-Risk Factors."
Cash Flows: Cash flows used in operating activities totaled $16.6 million for the six months ended June 30, 2017 as compared to cash flows provided by operating activities of $29.8 million for the six months ended June 30, 2016. The decrease in cash flows from operating activities is primarily attributed to cash outlays for working capital purposes, including employee severance payments related to the cessation of HC&S sugar operations.
Cash flows used in investing activities totaled $23.3 million during the first half of 2017, as compared to $52.0 million during the first half of 2016. The decrease in cash flows used in investing activities was primarily due to cash outlays of $82.4 million related to the acquisition of Manoa Marketplace in the first quarter of 2016.

Capital expenditures for the second quarter of 2017 and 2016 was $17.3 million and $7.7 million, respectively. Capital expenditures for the first half of 2017 totaled $23.4 million as compared to $99.8 million for the first half of 2016. Net cash flows used in investing activities for capital expenditures were as follows:

	Three Months Ended June 30,
(dollars in millions)	2017	2016	% Change
Commercial real estate property acquisitions/improvements	$13.8	$2.3	6X
Tenant improvements	0.9	1.0	(10.0)
Quarrying and paving	1.7	2.6	(34.6)
Agribusiness and other	0.9	1.8	(50.0)
Total capital expenditures[1]	$17.3	$7.7	124.7

	Six Months Ended June 30,
(dollars in millions)	2017	2016	% Change
Commercial real estate property acquisitions/improvements	$16.4	$86.5	(81.0)
Tenant improvements	1.5	2.4	(37.5)
Quarrying and paving	4.0	5.4	(25.9)
Agribusiness and other	1.5	5.5	(72.7)
Total capital expenditures[1]	$23.4	$99.8	(76.6)
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the table above.
Cash flows provided by financing activities were $48.7 million for the first half of 2017, as compared to $27.3 million during the first half of 2016. The change from the prior year was primarily due to higher amounts borrowed under the Company's revolving senior credit facility during the six months ended June 30, 2016.
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
Other Sources of Liquidity: Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade receivables, and inventories, that totaled $105.5 million at June 30, 2017, an increase of $4.8 million from December 31, 2016. This net increase is primarily due to an increase in cash of $8.8 million, asphalt inventories of $6.6 million and receivables of $7.6 million, partially offset by a decrease in sugar inventories of $17.4 million as a result of the cessation of the sugar operations.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt as of June 30, 2017 was $574.9 million compared to $515.1 million as of December 31, 2016. The increase in debt of 11.6% during the first half of 2017 was primarily attributed to net borrowings of $59.8 million, inclusive of a new second mortgage of $5.0 million related to Kailua Town Center. As of June 30, 2017, available capacity under the unsecured, committed credit facility totaled $239.4 million.
Balance Sheet: The Company's working capital deficit decreased by $57.6 million, from a $26.8 million deficit as of December 31, 2016 to a $30.8 million surplus as of June 30, 2017. The decrease in the working capital deficit is primarily due to an increase in prepaid and other assets, payments of cessation-related liabilities, and recognition of deferred revenue upon delivery of the final sugar harvest in January.
At June 30, 2017, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges:
Sales & Purchases- During the second quarter of 2017, the Company utilized $10.1 million from tax-deferred sales to acquire Honokohau Industrial Park under a reverse 1031 exchange transaction. During the first quarter of 2016, the Company acquired both the leasehold and leased fee interests of Manoa Marketplace, a retail center on Oahu for $82.4 million. The proceeds from the sales of the three Mainland properties that were completed during the second quarter of 2016 have been applied to the Manoa Marketplace acquisition under a reverse 1031 transaction that qualifies for tax-deferral treatment under Internal Revenue Code 1031.
Proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2017, there were approximately $4.4 million from tax-deferred sales or condemnations that had not been reinvested.
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2017, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.
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
Dividends: On July 25, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per share of outstanding common stock, which will be paid on September 7, 2017 to shareholders of record as of August 7, 2017.
Officers and Directors: On July 10, 2017, the Company's Board of Directors elected Thomas A. Lewis, Jr. as a member of the Board of Directors, effective as of that date. Mr. Lewis has been named to the Compensation Committee of the Company’s Board of Directors.
Effective as of July 10, 2017, Paul K. Ito resigned as the Company’s Chief Financial Officer, but will continue to serve as Senior Vice President and Treasurer for transition purposes.
In connection with Mr. Ito’s resignation, the A&B Board of Directors appointed James E. Mead as Chief Financial Officer of the Company on July 10, 2017.

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
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.
(b)    Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the "Legal Proceedings and Other Contingencies" section in Note 3 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Risks Related to REIT Status and the Merger

Qualification as a REIT involves highly technical and complex provisions of the Code (as defined below).
Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s operations, as well as various factual determinations concerning matters and circumstances not entirely within the Company’s control. There are only limited judicial and administrative interpretations of these provisions. Even a technical or inadvertent violation could jeopardize the Company’s REIT qualification.
If A&B fails to remain qualified as a REIT, it would be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to A&B’s shareholders.
A&B began operating in compliance with the REIT requirements for the taxable year ending December 31, 2017. Its qualification and taxation as a REIT depends on its ability to meet, on a continuing basis, various requirements concerning, among other things, the sources of its income, the nature of its assets, the diversity of its share ownership and the amounts it distributes to its shareholders. The Company’s ability to satisfy the asset tests depends upon its analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which it will not obtain independent appraisals. Although A&B intends to operate in a manner consistent with the REIT requirements, it cannot assure its shareholders that it will remain so qualified.
If, in any taxable year, A&B fails to qualify as a REIT, it would be subject to U.S. federal and state income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates and would not be allowed a deduction for distributions to shareholders in computing its taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to A&B shareholders, which, in turn, could have an adverse impact on the value of A&B’s common stock. In addition, unless the Company is entitled to relief under certain Code provisions, it also would be disqualified from re-electing REIT status for the four taxable years following the year in which it failed to qualify as a REIT.
A&B’s significant use of TRSs (as defined below) may cause it to fail to qualify as a REIT.
The net income of A&B’s taxable REIT subsidiaries (“TRSs”) is not required to be transferred to A&B, and such TRS income that is not transferred to A&B is generally not subject to its REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in A&B’s TRSs causes the fair market value of its securities in those entities, taken together with other non-qualifying assets, to represent more than 25% of the fair market value of its total assets, or causes the fair market value of its TRS securities alone to exceed 25% (or, for 2018 and subsequent taxable years, 20%) of the fair market value of its total assets, in each case as determined for REIT asset testing purposes, A&B would, absent timely responsive action, fail to qualify as a REIT.
Complying with the REIT requirements may cause the Company to sell assets or forgo otherwise attractive investment opportunities.
To qualify as a REIT, the Company must continually satisfy various requirements concerning, among other things, the nature of its assets, the sources of its income and the amounts it distributes to its shareholders. For example, A&B must ensure that, at the end of each calendar quarter, at least 75% of the value of its total assets consists of some combination of “real estate assets” (as defined in the Code), cash, cash items and U.S. government securities. The remainder of its investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of its total assets can be represented by securities of one or more TRSs. If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to sell assets or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing its income, amounts available for distribution to its shareholders and amounts available for making payments on its indebtedness.
The Company may be required to borrow funds, sell assets or raise equity to satisfy its REIT distribution requirements, which could adversely affect its ability to execute its business plan and grow.
The Company generally must distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to qualify as a REIT. To the extent that it satisfies this distribution requirement and qualifies as a REIT but distribute less than 100% of its REIT taxable income, including any net capital gains, it will be subject to tax at ordinary corporate tax rates on the retained portion. In addition, it will be subject to a 4% nondeductible excise tax if the actual amount that it distributes to its shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. The Company intends to make distributions to its shareholders to comply with the REIT requirements of the Code.
From time to time, the Company may generate taxable income greater than its cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If it does not have other funds available in these situations, it could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase A&B’s costs or reduce its equity or adversely impact its ability to raise short and long-term debt. Furthermore, the REIT distribution requirements may increase the financing A&B needs to fund capital expenditures and further growth and expansion initiatives. Thus, compliance with the REIT requirements may hinder A&B’s ability to grow, which could adversely affect the value of its common stock.
Whether the Company issues equity, at what price and the amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, its then-existing leverage, its need for additional capital, market conditions and other factors beyond its control. If A&B raises additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock owned by its existing shareholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences and privileges senior to those of its current shareholders, which could substantially decrease the value of A&B securities owned by them. Depending on the share price A&B is able to obtain, it may have to sell a significant number of shares to raise the capital it deems necessary to execute its long-term strategy, and its shareholders may experience dilution in the value of their shares as a result.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividends. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including A&B’s common stock.
The REIT ownership limitations and transfer restrictions contained in A&B REIT Holdings’ articles of incorporation may restrict or prevent shareholders from engaging in certain transfers of common stock, and could have unintended antitakeover effects.
For the Company to satisfy the REIT requirements, no more than 50% in value of all classes or series of its outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with its 2018 taxable year. In addition, its capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year beginning with its 2018 taxable year. The merger is intended to facilitate the Company’s ongoing compliance with these requirements by ensuring that certain ownership limitations and transfer restrictions apply to its capital stock. Among other things, A&B REIT Holdings’ articles of incorporation generally restrict shareholders from owning more than 9.8% of its outstanding shares. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the stock ownership limits. These ownership limitations may prevent shareholders from engaging in certain transfers of A&B REIT Holdings common stock.
Furthermore, the ownership limitations and transfer restrictions contained in A&B REIT Holdings’ articles of incorporation may delay, deter or prevent a transaction or a change in control that might involve a premium price for A&B REIT Holdings stock or otherwise be in the best interests of shareholders. As a result, the overall effect of the ownership limitations and transfer restrictions may be to render more difficult or discourage any attempt to acquire the Company, even if such acquisition may be favorable to the interests of the Company’s shareholders. This potential inability to obtain a premium could reduce the price of A&B REIT Holdings common stock.
The Company’s cash distributions are not guaranteed and may fluctuate.
A REIT generally is required to distribute at least 90% of its REIT taxable income to its shareholders (determined without regard to the dividends paid deduction and excluding any net capital gains). Generally, the Company expects to distribute all or substantially all of its REIT taxable income, including net capital gains, so as to not be subject to the income or excise tax on undistributed REIT taxable income. The Company’s board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to its shareholders based on a number of factors including, but not limited to, its results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions, that may impose limitations on cash payments and plans for future acquisitions and divestitures. Consequently, the Company’s distribution levels may fluctuate.
A&B may not be able to obtain the consents or approvals of third parties needed to complete the merger, and it may be forced to make payments, provide indemnifications or make other accommodations in order to obtain the requisite consents, or may need to implement other strategies that are disadvantageous to it.
A&B’s ability to complete the merger will depend upon its ability to obtain necessary third party approvals and consents. There can be no guarantee that it will be able to obtain these consents, or that, if it does, it will not need to make certain cash payments, provide indemnifications with respect to structural changes and make other accommodations for such third parties in order to obtain these consents. Seeking to obtain these consents may require a significant amount of management time and attention, which may divert the attention of management from running A&B’s day-to-day business. Further, if A&B is unable to obtain certain consents or approvals, it may be forced to implement alternative solutions to permit it to complete the merger. Such alternative arrangements may be disadvantageous to it.
Certain of the Company’s business activities may be subject to corporate level income tax and other taxes, which would reduce its cash flows, and would cause potential deferred and contingent tax liabilities.
The Company’s TRS assets and operations will continue to be subject to U.S. federal income taxes at regular corporate rates. The Company may also be subject to a variety of other taxes, including payroll taxes and state, local, and foreign income, property, transfer and other taxes on assets and operations. In addition, A&B could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. The Company also could incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis, or also could be subject to tax in situations and on transactions not presently contemplated. Any of these taxes would decrease the Company’s earnings and available cash.
If the Company disposes of an asset held at the REIT level during its first five years as a REIT, it also will be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on the gain recognized from such sale, up to the amount of the built-in gain that existed on January 1, 2017, which is based on the fair market value of such asset in excess of its tax basis in such asset as of January 1, 2017. The Company currently does not expect to sell any asset if the sale would result in the imposition of a material tax liability. It cannot, however, provide assurance that it will not change its plans in this regard.
In addition, the IRS and any state or local tax authority may successfully assert liabilities against the Company for corporate income taxes for taxable years prior to the time the Company qualified as a REIT, in which case it will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could either (1) increase the amount of the Company’s one-time special distribution of (A) its non-REIT earnings and profits and (B) a substantial portion of its estimated

REIT taxable income for the 2017 and 2018 taxable years or (2) cause the Company to pay an additional taxable distribution to its shareholders after the relevant determination.
Legislative or other actions affecting REITs could have a negative effect on A&B or its shareholders.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. According to publicly released statements, a top legislative priority of the new Congress and administration may be to enact significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on A&B or an investment in its stock. Any such changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect A&B’s investors or A&B. The Company cannot predict how changes in the tax laws might affect its investors or itself. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect A&B’s ability to qualify as a REIT or the U.S. federal income tax consequences to its investors and itself of such qualification. In addition, the Hawaii State legislature has recently considered legislation that would eliminate the REIT dividends paid deduction for income generated in Hawaii for a number of years or permanently. Shareholders are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in A&B stock.

The ability of A&B’s board of directors to revoke A&B’s REIT election, without shareholder approval, may cause adverse consequences to A&B shareholders.
A&B REIT Holdings’ articles of incorporation provide that the board of directors may revoke or otherwise terminate the Company’s anticipated REIT election, without the approval of shareholders, if it determines that it is no longer in the Company’s best interests to continue to qualify as a REIT. If the Company ceases to be a REIT, it will not be allowed a deduction for dividends paid to shareholders in computing taxable income, and it will be subject to U.S. federal income tax at regular corporate rates, which may have adverse consequences on the Company’s total return to its shareholders.
A&B has limited experience operating as a REIT, which may adversely affect its financial condition, results of operations, cash flow and ability to satisfy debt service obligations, as well as the per share trading price of A&B REIT Holdings common stock.
A&B began operating in compliance with the REIT requirements for the taxable year ending December 31, 2017. Accordingly, A&B’s senior management team has limited experience operating a REIT and A&B cannot assure shareholders that its past operating experience will be sufficient to operate the company successfully as a REIT. A&B’s limited experience operating as a REIT could, by adversely affecting its ability to remain qualified as a REIT or otherwise, adversely affect its financial condition, results of operations, cash flow and ability to satisfy debt service obligations, as well as the per share trading price of A&B REIT Holdings common stock.
There are uncertainties relating to the estimate of the Company’s special distribution.
To qualify as a REIT, prior to the end of the taxable year ending December 31, 2017, the Company will be required to declare one or more distributions to its shareholders of all of its accumulated earnings and profits attributable to non-REIT years, which it expects to do as part of a one-time special distribution to shareholders (the “Special Distribution”). Failure to declare the Special Distribution on or before December 31, 2017 could result in the Company’s disqualification for taxation as a REIT for the 2017 taxable year. While the Company currently believes and intends that its Special Distribution will satisfy the requirements relating to the distribution of its non-REIT earnings and profits, the determination of the amount of accumulated earnings and profits attributable to non-REIT years is a complex factual and legal determination. There are substantial uncertainties relating to the computation of its accumulated earnings and profits attributable to non-REIT years, including the possibility that its actual taxable income and performance for taxable periods ended on or prior to December 31, 2016 may be materially different from its current estimates and projections, and may be impacted by the steps it took in connection with the REIT conversion. The Company may have less than complete information at the time it intends to complete its analysis or may interpret the applicable law differently from the IRS. In addition, the IRS could, in auditing tax years through 2016, successfully assert that the Company’s taxable income should be increased, which could increase the Company’s non-REIT earnings and profits. Thus, the Company may fail to satisfy the requirement that it distribute all of its non-REIT earnings and profits by the close of its first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of the Company’s non-REIT earnings and profits, it cannot now determine whether it will be able to take advantage of them or the economic impact to it of doing so. If it is determined that the Company had undistributed non-REIT earnings and profits as of the end of any taxable year in which it elects to qualify as a REIT, and it is unable to cure the failure to distribute such earnings and profits, then it would fail to qualify as a REIT under the Code.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2017	—	$—	—	—
May 1-31, 2017	—	$—	—	—
June 1-30, 2017	—	$—	—	—

[1]	Represents shares accepted in satisfaction of tax withholding obligations arising upon option exercises.
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the six months ended June 30, 2017 and June 30, 2016, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, (v) Condensed Consolidated Statements of Equity for the six months ended June 30, 2017 and June 30, 2016, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	August 3, 2017	/s/ James E. Mead
James E. Mead
Chief Financial Officer

Date:	August 3, 2017	/s/ Paul K. Ito
Paul K. Ito
Senior Vice President, Finance and Treasurer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and June 30, 2016, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, (v) Condensed Consolidated Statements of Equity for the six months ended June 30, 2017 and June 30, 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure