Form 10-Q
period 2017-09-30
Alexander & Baldwin, Inc.
filed 2017-11-08
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of September 30, 2017:     49,176,369

1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts) (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Operating Revenue:
Commercial Real Estate	$33.9	$32.7	$101.4	$102.0
Land Operations	22.6	18.1	45.7	29.6
Materials & Construction	55.0	52.1	155.7	144.7
Total operating revenue	111.5	102.9	302.8	276.3
Operating Costs and Expenses:
Cost of Commercial Real Estate	19.2	19.3	56.9	60.1
Cost of Land Operations	11.7	6.9	29.1	17.6
Cost of Materials & Construction	44.3	41.0	125.1	114.9
Selling, general and administrative	20.1	14.7	51.0	42.6
REIT evaluation/conversion costs	4.4	1.9	11.4	3.8
Total operating costs and expenses	99.7	83.8	273.5	239.0
Operating Income	11.8	19.1	29.3	37.3
Other Income and (Expenses):
Income related to joint ventures	4.3	0.1	7.5	3.5
Gain on the sale of improved property	—	0.1	3.0	8.1
Reductions in solar investments, net	(0.4)	(0.2)	(2.6)	(9.7)
Interest and other income, net	1.5	0.5	3.7	1.6
Interest expense	(6.1)	(6.4)	(18.5)	(20.1)
Total other income and (expenses)	(0.7)	(5.9)	(6.9)	(16.6)
Income from Continuing Operations Before Income Taxes	11.1	13.2	22.4	20.7
Income tax expense	(3.7)	(1.0)	(6.4)	(1.6)
Income from Continuing Operations	7.4	12.2	16.0	19.1
Income (loss) from discontinued operations, net of income taxes	(0.8)	(13.6)	2.4	(28.1)
Net Income (Loss)	6.6	(1.4)	18.4	(9.0)
Income attributable to noncontrolling interest	(0.5)	(0.5)	(1.7)	(1.1)
Net Income (Loss) Attributable to A&B Shareholders	$6.1	$(1.9)	$16.7	$(10.1)

Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.15	$0.25	$0.32	$0.39
Discontinued operations available to A&B shareholders	(0.02)	(0.28)	0.04	(0.58)
Net income (loss) available to A&B shareholders	$0.13	$(0.03)	$0.36	$(0.19)
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.15	$0.24	$0.31	$0.38
Discontinued operations available to A&B shareholders	(0.02)	(0.27)	0.05	(0.57)
Net income (loss) available to A&B shareholders	$0.13	$(0.03)	$0.36	$(0.19)

Weighted-Average Number of Shares Outstanding:
Basic	49.2	49.0	49.1	49.0
Diluted	49.6	49.4	49.6	49.4

Amounts Available to A&B Shareholders (See Note 4):
Continuing operations available to A&B shareholders, net of income taxes	$7.4	$12.1	$15.5	$18.9
Discontinued operations available to A&B shareholders, net of income taxes	(0.8)	(13.6)	2.4	(28.1)
Net income (loss) available to A&B shareholders	$6.6	$(1.5)	$17.9	$(9.2)

Cash dividends per share	$0.07	$0.06	$0.21	$0.18
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions) (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Net Income (Loss)	$6.6	$(1.4)	$18.4	$(9.0)
Other Comprehensive Income:
Unrealized interest rate hedging (loss)	(0.2)	—	(0.8)	(2.8)
Reclassification adjustment for interest expense included in net income (loss)	0.1	0.2	0.4	0.2
Defined benefit pension plans:
Amortization of prior service credit included in net periodic pension cost	(0.2)	(0.3)	(0.7)	(0.8)
Amortization of net loss included in net periodic pension cost	1.0	1.9	3.3	5.6
Settlement loss	1.4	—	1.4	—
Income taxes related to other comprehensive income	(0.8)	(0.8)	(1.4)	(0.7)
Other comprehensive income, net of tax	1.3	1.0	2.2	1.5
Comprehensive Income (Loss)	7.9	(0.4)	20.6	(7.5)
Comprehensive income attributable to noncontrolling interest	(0.5)	(0.5)	(1.7)	(1.1)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$7.4	$(0.9)	$18.9	$(8.6)
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$13.3	$2.2
Accounts receivable, net	34.2	32.1
Contracts retention	12.4	13.1
Costs and estimated earnings in excess of billings on uncompleted contracts	20.7	16.4
Inventories	30.1	43.3
Real estate held for sale	63.8	1.0
Income tax receivable	25.9	10.6
Prepaid expenses and other assets	39.4	19.6
Total current assets	239.8	138.3
Investments in Affiliates	402.0	390.8
Real Estate Developments	151.7	179.5
Property – Net	1,212.4	1,231.6
Intangible Assets – Net	48.7	53.8
Goodwill	102.3	102.3
Other Assets	51.4	60.0
Total assets	$2,208.3	$2,156.3

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$41.6	$42.4
Accounts payable	36.0	35.2
Billings in excess of costs and estimated earnings on uncompleted contracts	2.6	3.5
Accrued interest	3.8	6.3
Deferred revenue	2.7	17.6
Indemnity holdback related to Grace acquisition	9.3	9.3
HC&S cessation-related liabilities	5.0	19.1
Accrued and other liabilities	28.6	31.7
Total current liabilities	129.6	165.1
Long-term Liabilities:
Long-term debt	584.2	472.7
Deferred income taxes	202.5	182.0
Accrued pension and post-retirement benefits	16.7	64.8
Other non-current liabilities	41.4	47.7
Total long-term liabilities	844.8	767.2
Total liabilities	974.4	932.3
Commitments and Contingencies
Redeemable Noncontrolling Interest	10.8	10.8
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 49.2 million and 49.0 million shares at September 30, 2017 and December 31, 2016, respectively	1,160.5	1,157.3
Accumulated other comprehensive loss	(41.0)	(43.2)
Retained earnings	99.4	95.2
Total A&B shareholders' equity	1,218.9	1,209.3
Noncontrolling interest	4.2	3.9
Total equity	1,223.1	1,213.2
Total liabilities and equity	$2,208.3	$2,156.3
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$18.4	$(9.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	31.4	83.5
Deferred income taxes	19.1	(18.6)
Gains on asset transactions, net of asset write-downs	(22.2)	(7.6)
Share-based compensation expense	3.4	3.1
Investments in affiliates, net of distributions	3.2	0.2
Changes in operating assets and liabilities:
Trade, contracts retention, and other receivables	1.0	(0.3)
Costs and estimated earnings in excess of billings on uncompleted contracts - net	(5.2)	(0.2)
Inventories	13.2	8.6
Prepaid expenses, income tax receivable and other assets	(19.8)	4.8
Accrued pension and post-retirement benefits	(48.0)	3.6
Accounts payable and contracts retention	(3.0)	(4.3)
Accrued and other liabilities	(38.2)	(7.5)
Real estate inventory sales (real estate developments held for sale)	16.5	2.8
Expenditures for real estate inventory (real estate developments held for sale)	(15.0)	(10.7)
Net cash provided by (used in) operations	(45.2)	48.4
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(33.7)	(105.3)
Capital expenditures related to 1031 commercial property transactions	—	(6.2)
Proceeds from disposal of property and other assets	9.8	11.4
Proceeds from disposals related to 1031 commercial property transactions	6.9	59.3
Payments for purchases of investments in affiliates and other investments	(31.5)	(36.0)
Proceeds from investments in affiliates and other investments	3.9	6.0
Change in restricted cash associated with 1031 transactions	6.6	16.2
Net cash used in investing activities	(38.0)	(54.6)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	145.5	222.0
Payments of long-term debt and deferred financing costs	(46.4)	(191.1)
Borrowings (payments) on line-of-credit agreement, net	9.8	(11.8)
Distribution to noncontrolling interests	(0.2)	(0.5)
Dividends paid	(10.3)	(8.8)
Proceeds from issuance (repurchase) of capital stock and other, net	(4.1)	0.9
Net cash provided by financing activities	94.3	10.7
Cash and Cash Equivalents:
Net increase in cash and cash equivalents	11.1	4.5
Balance, beginning of period	2.2	1.3
Balance, end of period	$13.3	$5.8

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(15.1)	$(22.1)
Income taxes paid	$(4.0)	$—
Noncash Investing and Financing Activities:
Uncollected proceeds from disposal of equipment	$1.9	$—
Capital expenditures included in accounts payable and accrued expenses	$3.2	$7.7
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
Condensed Consolidated Statements of Equity
For the nine months ended September 30, 2017 and 2016
(In millions) (Unaudited)

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, January 1, 2016	48.9	$1,151.7	$(45.3)	$117.2	$3.5	$1,227.1	$11.6
Net income (loss)				(10.1)	0.2	(9.9)	0.9
Other comprehensive income, net of tax			1.5			1.5
Dividends paid on common stock ($0.18 per share)				(8.8)		(8.8)
Distributions to noncontrolling interest						—	(0.1)
Adjustments to redemption value of redeemable noncontrolling interest				0.8		0.8	(0.8)
Share-based compensation		3.1				3.1
Shares issued or repurchased, net	0.1	1.4		(0.4)		1.0
Balance, September 30, 2016	49.0	$1,156.2	$(43.8)	$98.7	$3.7	$1,214.8	$11.6

	Total Equity
			Accumulated				Redeem-
	Common		Other				able
	Stock		Compre-		Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	interest	Total	interest
Balance, January 1, 2017	49.0	$1,157.3	$(43.2)	$95.2	$3.9	$1,213.2	$10.8
Net income				16.7	0.5	17.2	1.2
Other comprehensive income, net of tax			2.2			2.2
Dividends paid on common stock ($0.21 per share)				(10.3)		(10.3)
Distributions to noncontrolling interest					(0.2)	(0.2)
Adjustments to redemption value of redeemable noncontrolling interest				1.2		1.2	(1.2)
Share-based compensation		3.4				3.4
Shares issued or repurchased, net	0.2	(0.2)		(3.4)		(3.6)
Balance, September 30, 2017	49.2	$1,160.5	$(41.0)	$99.4	$4.2	$1,223.1	$10.8
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
Although the Company began operating in compliance with the requirements for qualification and taxation as a REIT (the “REIT requirements”) for the taxable year ending December 31, 2017, the Company intends to complete a merger that will facilitate the Company’s ongoing compliance with the REIT requirements by ensuring that certain standard REIT ownership limitations and transfer restrictions apply to the Company’s capital stock.
Pursuant to the merger agreement entered into on July 10, 2017 among the Company, Alexander & Baldwin REIT Holdings, Inc., a Hawaii corporation and a direct, wholly owned subsidiary of the Company (“A&B REIT Holdings”), and A&B REIT Merger Corporation, a Hawaii corporation and a direct, wholly owned subsidiary of A&B REIT Holdings (“Merger Sub”), Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation. As a result of the merger, A&B REIT Holdings will replace the Company as the Hawaii-based, publicly held corporation through which the Company’s operations are now conducted, and promptly following the merger A&B REIT Holdings will be renamed “Alexander & Baldwin, Inc.”
During the third quarter of 2017, A&B REIT Holdings filed a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”), which included a preliminary proxy statement/prospectus that provides information regarding the REIT Election, the proposed merger and the special meeting at which the Company’s shareholders were given the opportunity to vote on the holding company merger proposal. The special meeting was held on October 27, 2017, during which A&B shareholders approved the holding company merger proposal pursuant to the registration statement.

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
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.
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
In March, April, May, and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Consideration (Reporting Revenue Gross Versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively (collectively, the “Amendments”). The Amendments serve to clarify certain aspects of and have the same effective date as ASU 2014-09.
The Company is completing its evaluation of the impact of adopting ASU 2014-09 and the related Amendments (collectively, “Topic 606”) on its consolidated financial statements and disclosures, internal controls and accounting policies. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the “Modified Retrospective Method”). The Company will adopt Topic 606 on January 1, 2018 and intends to apply the Modified Retrospective Method of transition. The Company expects to provide expanded disclosures regarding our revenues from contracts with customers. The Company will continue to monitor and assess the impact of changes to Topic 606 and interpretations as they become available.

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 will require entities to show the changes on the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between these items on the statement of cash flows. The guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements and footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides guidance regarding the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. ASU 2017-01 should be applied prospectively and early adoption is permitted. The new guidance will result in many real estate transactions being classified as an asset acquisition and transaction costs being capitalized. The Company elected to early adopt FASB ASU No. 2017-01 in the second quarter of fiscal year 2017. The adoption of this standard did not have a material impact on the Company’s financial position or results of operation.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of this ASU.

3.	COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 9 of the Company’s 2016 Form 10-K, included the following (in millions) as of September 30, 2017:

Standby letters of credit(a)	$11.8
Bonds(b)	$409.7
(a) Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities, and relate primarily to the Company’s real estate activities. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit have been drawn upon to date.
(b) Represents bonds related to construction and real estate activities in Hawaii. Approximately $387.1 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of September 30, 2017, the Company's limited guarantees on indebtedness related to five of its unconsolidated joint ventures totaled $6.1 million. The Company has not incurred any significant historical losses related to guarantees on its joint venture indebtedness.
Other than the obligations described above and those described in the Company's 2016 Form 10-K, obligations of the Company’s non-consolidated joint ventures do not have recourse to the Company and the Company’s "at-risk" amounts are limited to its investment.
Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the "4/10/15 Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to reaffirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by the three parties. In January 2016, the court ruled in the 4/10/15 Lawsuit that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to make an immediate appeal of this ruling. In May 2016, the Hawaii State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 126 in June 2016. Pursuant to Act 126, the first annual authorization of the existing holdover permits was sought and granted by the BLNR in December 2016.
In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii ("Water Commission") establish interim instream flow standards ("IIFS") in 27 East Maui streams that feed the Company's irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawaii Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Commission then authorized the appointment of a hearings officer for the contested case hearing and expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams in 23 hydrologic units. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015. On January 15, 2016, the Commission-appointed hearings officer issued his recommended decision on the petitions. The recommended decision would restore water to streams in 11 of the 23 hydrologic units. In March 2016, the hearings officer ordered a reopening of the contested case proceedings in light of the Company’s January 2016 announcement to cease sugar operations at HC&S by the end of the year and to transition to a new diversified agricultural model on the former sugar lands. In April 2016, the Company announced its commitment to fully and permanently restore the priority taro streams identified by the petitioners. Re-opened evidentiary hearings occurred in the first quarter of 2017 and a decision is pending. In August 2017, the hearings officer in the reopened evidentiary hearing issued his proposed decision. The Commission heard arguments on the proposed decision in October 2017.
HC&S also used water from four streams in Central Maui ("Na Wai Eha") to irrigate its agricultural lands in Central Maui.  Beginning in 2004, the Water Commission began proceedings to establish IIFS for the Na Wai Eha streams. Before the IIFS proceedings were concluded, the Water Commission designated Na Wai Eha as a surface water management area, meaning that all uses of water from these streams required water use permits issued by the Water Commission. Following contested case proceedings, the Water Commission established IIFS in 2010, but that decision was appealed, and the Hawaii Supreme Court remanded the case to the Water Commission for further proceedings. The parties to the IIFS contested case settled the case in 2014. Thereafter, proceedings for the issuance of water use permits commenced with over 100 applicants, including HC&S, vying for permits. While the water use permit proceedings were ongoing, A&B announced the cessation of sugar cane cultivation at the end of 2016.  This announcement triggered a re-opening and reconsideration of the 2014 IIFS decision. Reconsideration of the IIFS is taking place simultaneously with consideration of the applications for water use permits.
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
The following table provides a reconciliation of income from continuing operations to income from continuing operations available to A&B shareholders (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income from continuing operations	$7.4	$12.2	$16.0	$19.1
Less: Income attributable to noncontrolling interest	(0.5)	(0.5)	(1.7)	(1.1)
Income from continuing operations attributable to A&B shareholders, net of income taxes	6.9	11.7	14.3	18.0
Undistributed earnings allocated to redeemable noncontrolling interest	0.5	0.4	1.2	0.9
Income from continuing operations available to A&B shareholders, net of income taxes	7.4	12.1	15.5	18.9
Income (loss) from discontinued operations available to A&B shareholders, net of income taxes	(0.8)	(13.6)	2.4	(28.1)
Net income (loss) available to A&B shareholders	$6.6	$(1.5)	$17.9	$(9.2)
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Denominator for basic EPS – weighted-average shares outstanding	49.2	49.0	49.1	49.0
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	0.4	0.4	0.5	0.4
Denominator for diluted EPS – weighted-average shares outstanding	49.6	49.4	49.6	49.4
Basic earnings per share is computed by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding adjusted by the number of additional shares, if any, that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options and restricted stock units.
There were no anti-dilutive securities outstanding during the quarter and nine months ended September 30, 2017. During the quarter and nine months ended September 30, 2016, anti-dilutive securities totaled 0.4 million shares.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company’s cash and cash equivalents, consisting principally of cash on deposit, may from time to time include short-term money market funds. The fair values of these money market funds, based on market prices (Level 2), approximate their carrying values due to their short-maturities. The carrying amount and fair value of the Company’s long-term debt at September 30, 2017 was $625.8 million and $642.0 million, respectively, and $515.1 million and $529.3 million at December 31, 2016, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (Level 2).

6.	INVENTORIES
Materials & Construction segment inventory, including materials and supplies, are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value. Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value.
Inventories at September 30, 2017 and December 31, 2016 were as follows (in millions):

	September 30, 2017	December 31, 2016
Sugar inventories	$—	$17.5
Asphalt	10.1	7.4
Processed rock, Portland cement, and sand	13.3	12.6
Work in progress	3.1	3.0
Construction-related retail merchandise	2.0	1.7
Parts, materials and supplies inventories	1.6	1.1
Total	$30.1	$43.3

7.	SHARE-BASED PAYMENT AWARDS
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

The following table summarizes the Company's stock option activity during 2017 (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2017	903.5	$17.78
Exercised	(230.9)	$16.45
Outstanding, September 30, 2017	672.6	$18.24	3.0 years	$18,947
Vested or expected to vest	672.6	$18.24	3.0 years	$18,947
Exercisable, September 30, 2017	672.6	$18.24	3.0 years	$18,947
The following table summarizes 2017 non-vested restricted stock unit activity (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2017	293.5	$33.81
Granted	139.1	$37.41
Vested	(96.3)	$37.20
Canceled	(17.4)	$35.03
Outstanding, September 30, 2017	318.9	$34.29

The fair value of the Company’s time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2017 Grants	2016 Grants
Volatility of A&B common stock	24.1%	26.3%
Average volatility of peer companies	25.6%	27.7%
Risk-free interest rate	1.6%	1.1%
A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Share-based expense:
Time-based and market-based restricted stock units	$1.2	$1.0	$3.4	$3.1
Total recognized tax benefit	(0.5)	(0.5)	(1.3)	(1.1)
Share-based expense (net of tax)	$0.7	$0.5	$2.1	$2.0

8.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates totaled approximately $5.5 million and $1.8 million for the quarters ended September 30, 2017 and 2016, respectively. Revenues earned from transactions with affiliates totaled approximately $15.4 million and $6.0 million for the nine months ended September 30, 2017 and 2016, respectively. Receivables from these affiliates were $4.0 million and $2.1 million at September 30, 2017 and December 31, 2016, respectively. Amounts due to these affiliates were $0.5 million and $0.2 million at September 30, 2017 and December 31, 2016, respectively.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are owned by a director of the Company. Revenues earned from these transactions were $1.4 million and $4.0 million for the quarter and nine months ended September 30, 2017, respectively, and immaterial for the quarter and nine months ended September 30, 2016. Receivables from these affiliates were immaterial as of September 30, 2017 and December 31, 2016.
During the quarters ended September 30, 2017 and 2016, the Company recorded developer fee revenues of approximately $0.5 million and $0.2 million related to management and administrative services provided to certain unconsolidated investments in affiliates. Developer fee revenues recorded for the nine months ended September 30, 2017 and 2016 were $2.1 million and $0.7 million, respectively. Receivables from these affiliates were immaterial as of September 30, 2017 and December 31, 2016.

9.	EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost recorded for the quarters ended September 30, 2017 and 2016 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Service cost	$0.7	$0.8	$—	$—
Interest cost	2.0	2.2	0.1	0.2
Expected return on plan assets	(2.3)	(2.5)	—	—
Amortization of net loss included in net periodic pension cost	1.0	1.9	(0.1)	—
Amortization of prior service credit included in net periodic pension cost	(0.2)	(0.3)	—	—
Curtailment gain	—	(0.2)	—	—
Settlement loss	1.4	—	—	—
Net periodic benefit cost	$2.6	$1.9	$—	$0.2
The components of net periodic benefit cost recorded for the nine months ended September 30, 2017 and 2016 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Service cost	$2.2	$2.4	$0.1	$0.1
Interest cost	6.2	6.7	0.3	0.4
Expected return on plan assets	(7.1)	(7.5)	—	—
Amortization of net loss included in net periodic pension cost	3.3	5.5	—	0.1
Amortization of prior service credit included in net periodic pension cost	(0.7)	(0.8)	—	—
Curtailment gain	(0.3)	(0.7)	—	—
Settlement loss	1.4	—	—	—
Net periodic benefit cost	$5.0	$5.6	$0.4	$0.6

10.	ACQUISITIONS
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
The changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2017 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Beginning balance, January 1, 2017	$(45.0)	$1.8	$(43.2)
Unrealized interest rate hedging loss, net of taxes of $0.3	—	(0.5)	(0.5)
Amounts reclassified from accumulated other comprehensive loss, net of taxes of $1.5 and $0.2 for employee benefit plans and interest rate swap, respectively	2.5	0.2	2.7
Ending balance, September 30, 2017	$(42.5)	$1.5	$(41.0)
The reclassifications of other comprehensive income components out of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2017 and 2016 were as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reclassification adjustment for interest expense included in net income (loss)	$0.1	$0.2	$0.4	$0.2
Amortization of defined benefit pension items reclassified to net periodic pension cost:		—		—
Prior service credit	(0.2)	(0.3)	(0.7)	(0.8)
Net loss	1.0	1.9	3.3	5.6
Settlement loss	1.4	—	1.4	—
Total reclassifications before income tax	2.3	1.8	4.4	5.0
Income taxes related to reclassifications of other comprehensive income	(0.9)	(0.8)	(1.7)	(1.9)
Total reclassifications of other comprehensive income components, net of tax	$1.4	$1.0	$2.7	$3.1

12.	INCOME TAXES
The Company's effective tax rate was higher for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to the 2016 recognition of non-refundable federal tax credits related to the Company’s investment in two photovoltaic facilities, discussed below.
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
For the quarter and nine months ended September 30, 2017, the Company recorded reductions to the carrying value of its Waihonu and KIUC Renewable Solutions Two ("KRS II") investments of $0.4 million and $2.6 million, respectively, in Reduction in Solar Investments, net in the accompanying condensed consolidated statements of operations. For the quarter and nine months ended September 30, 2016, the Company recorded reductions to the carrying value of its Waihonu and KRS II investments of $0.2 million and $9.7 million, respectively, in Reduction in Solar Investments, net in the accompanying condensed consolidated statements of operations.
The Company recognizes accrued interest on income taxes in income tax expense. As of September 30, 2017, accrued interest was not material. As of September 30, 2017, the Company has not identified any material unrecognized tax positions.

13.	NOTES PAYABLE AND LONG-TERM DEBT
Revolving Credit Facility Amendment: On September 15, 2017, the Company entered into a Second Amended and Restated Credit Agreement ("A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, and other lenders party thereto, which amended and restated its existing $350 million committed revolving credit facility ("Revolving Credit Facility"). The A&B Revolver increased the total revolving commitments to $450 million, extended the term of the Revolving Credit Facility to September 15, 2022, amended certain covenants (see below), and reduced the interest rates and fees charged under the Revolving Credit Facility. All other terms of the Revolving Credit Facility remain substantially unchanged.
Private Shelf Facility Amendment: On September 15, 2017, the Company entered into an amendment ("Pru Amendment") of its Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of December 10, 2015, with Prudential Investment Management, Inc. and certain affiliates (individually and collectively with “Prudential”), which amended certain covenants (see below). Additionally, the Pru Amendment included a provision for a contingent incremental interest rate increase of 20 basis points on all outstanding notes unless, following the Company's planned earnings and profits purge, the maximum ratio of debt to total adjusted asset value is equal to or less than 0.35 to 1.00 with respect to any fiscal quarter ending on or before September 30, 2018. The contingent interest rate adjustment, if triggered, will continue until such time that the Company's ratio of debt to total adjusted asset value declines to 0.35 to 1.00 or below. If the contingent interest rate adjustment is not triggered on September 30, 2018, or if triggered, but subsequently the Company's ratio of debt to total adjusted asset value declines to 0.35 to 1.00 or below, the contingent interest rate adjustment shall have no further force or effect.
Changes to Revolver Amendment and Pru Amendment Covenants: The principal amendments under the A&B Revolver and the Pru Amendment are as follows:

•	An increase in the maximum ratio of debt to total adjusted asset value from 0.50:1.0 to 0.60:1.0.

•	An increase in the aggregate maximum amount of priority debt at any time from 20 percent to 25 percent.

•	Allows the Company to consummate the holding company merger to adopt certain governance changes and facilitate the Company's ongoing compliance with REIT requirements.

•
Sets the minimum shareholders' equity amount to be $850.6 million plus 75 percent of the net proceeds received from equity issuances, less non-recurring costs related to the REIT conversion, among other additions and subtractions.

•
Allows for the payment of minimum dividends required to maintain REIT status and other dividends in any amount so long as no event of default shall then exist or would exist after giving effect to such dividends.

New Unsecured Term Debt - Rate Locks: On October 10, 2017, the Company entered into a rate lock commitment to draw $50 million under its Second Amended and Restated Note Purchase and Private Shelf Agreement, as amended, with Prudential (“Prudential Shelf Facility”). Under the commitment, the Company will draw $50 million on November 21, 2017 and will use the proceeds for general corporate purposes. The note bears interest at 4.04 percent and matures on November 21, 2026. Interest only is paid semi-annually and the principal balance is due at maturity.
On October 30, 2017, the Company entered into a second rate lock commitment to draw $25 million under its Prudential Shelf Facility. Under the commitment, the Company will draw $25 million on December 8, 2017 and will use the proceeds for general corporate purposes. The note bears interest at 4.16 percent and matures on December 8, 2028. Interest only is paid semi-annually and the principal balance is due at maturity.

At September 30, 2017 and December 31, 2016, notes payable and long-term debt consisted of the following (in millions):

	2017	2016
Revolving credit facilities:
Wells Fargo GLP Revolver, matures in 2018 (a)	—	—
A&B Revolver, matures in 2022 ($283.0 million available) (b)	155.2	14.9
Term loans:
6.38%, payable through 2017, secured by Midstate Hayes	—	8.2
1.85%, payable through 2017, unsecured	0.5	2.5
2.00%, payable through 2018, unsecured	0.3	0.8
3.31%, payable through 2018, unsecured	1.5	2.8
5.19%, payable through 2019, unsecured	5.1	6.5
LIBOR plus 2.00%, payable through 2019 (c)	9.4	9.4
6.90%, payable through 2020, unsecured	48.8	65.0
LIBOR plus 1.00%, payable through 2021, secured by asphalt terminal (d)	5.1	6.1
3.15%, payable through 2021, second mortgage secured by Kailua Town Center III	4.9	—
LIBOR plus 1.50%, payable through 2021, secured by Kailua Town Center III (e)	10.9	11.2
5.53%, payable through 2024, unsecured	28.5	28.5
3.90%, payable through 2024, unsecured	65.9	68.1
4.15%, payable through 2024, secured by Pearl Highlands Center	87.5	88.8
5.55%, payable through 2026, unsecured	46.0	46.0
5.56%, payable through 2026, unsecured	25.0	25.0
4.35%, payable through 2026, unsecured	22.0	22.0
3.88%, payable through 2027, unsecured	50.0	50.0
LIBOR plus 1.35%, payable through 2029, secured by Manoa Marketplace (f)	60.0	60.0
Total debt (contractual)	626.6	515.8
Unamortized debt premium (discount)	0.4	0.5
Unamortized debt issuance costs	(1.2)	(1.2)
Total debt (carrying value)	625.8	515.1
Less current portion	(41.6)	(42.4)
Long-term debt	$584.2	$472.7
(a) Loan has a stated interest rate of LIBOR plus 1.50%.
(b) Loan has a stated interest rate of LIBOR plus 1.65%, based on pricing grid.
(c) Loan is secured by a letter of credit.
(d) Loan has a stated interest rate of LIBOR plus 1.00%, but is swapped through maturity to a 5.98% fixed rate.
(e) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(f) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.

14.	CESSATION OF SUGAR OPERATIONS
A summary of the pre-tax costs and remaining costs associated with the Cessation is as follows (in millions):

	Nine Months Ended September 30, 2017	Cumulative Amount Recognized as of September 30, 2017	Remaining to be Recognized	Total
Employee severance benefits and related costs	$0.3	$22.1	$—	$22.1
Asset write-offs and accelerated depreciation	—	71.3	—	71.3
Property removal, restoration and other exit-related costs	2.1	9.2	1.2	10.4
Total Cessation-related costs	$2.4	$102.6	$1.2	$103.8
A rollforward of the Cessation-related liabilities during the nine months ended September 30, 2017 is as follows (in millions):

	Employee Severance Benefits and Related Costs	Other Exit Costs[1]	Total
Balance at December 31, 2016	$13.7	$5.4	$19.1
Expense	0.3	2.1	2.4
Cash payments	(14.0)	(2.5)	(16.5)
Balance at September 30, 2017	$—	$5.0	$5.0
1 Includes asset retirement obligations.
The Cessation-related liabilities were included in the accompanying condensed consolidated balance sheets as follows (in millions):

	Classification on Balance Sheet	September 30, 2017	December 31, 2016
Employee severance benefits and related costs	HC&S cessation-related liabilities	$—	$13.7
Other exit costs	HC&S cessation-related liabilities	5.0	5.4
Total Cessation-related liabilities		$5.0	$19.1

15.	INVESTMENTS IN AFFILIATES
The Company's investments in affiliates consist principally of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results include the Company's proportionate share of net income from its equity method investments. A summary of combined financial information related to the Company's equity method investments for the quarters and nine months ended September 30, 2017 and 2016 is as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$52.4	$46.4	$136.6	$142.5
Gross Profit	$8.5	$7.5	$23.2	$24.5
Income from Continuing Operations*	$4.0	$(0.2)	$10.6	$8.7
Net Income (Loss)*	$3.8	$(0.5)	$10.2	$8.1
* Includes earnings from equity method investments held by the investee.

16.	DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its floating rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and floating rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
During 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of September 30, 2017 is as follows (dollars in millions):

			Notional Amount at	Fair Value at		Classification on
Effective Date	Maturity Date	Interest Rate	September 30, 2017	September 30, 2017	December 31, 2016	Balance Sheet
4/7/2016	8/1/2029	3.14%	$60.0	$2.4	$2.8	Other assets
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
Non-designated Hedges
As of September 30, 2017, the Company has two interest rate swaps that have not been designated as cash flow hedges whose key terms are as follows (dollars in millions):

			Notional Amount at	Fair Value at		Classification on
Effective Date	Maturity Date	Interest Rate	September 30, 2017	September 30, 2017	December 31, 2016	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.9	$(1.1)	$(1.3)	Other non-current liabilities
6/18/2008	3/1/2021	5.98%	$5.1	$(0.3)	$(0.5)	Other non-current liabilities
Total			$16.0	$(1.4)	$(1.8)

The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
Derivatives in Designated Cash Flow Hedging Relationships:	2017	2016	2017	2016
Amount of (gain) loss recognized in OCI on derivatives (effective portion)	$0.2	$—	$0.8	$2.8
Amounts of (gain) loss reclassified from accumulated OCI into earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$(0.1)	$(0.2)	$(0.4)	$(0.2)
The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in interest expense in its condensed consolidated statements of operations, and the amounts were immaterial during each of the quarters ended September 30, 2017 and 2016.
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
The revenue, operating loss, gain (loss) on asset dispositions, income tax (expense) benefit and after-tax effects of these transactions for the quarters and nine months ended September 30, 2017 and 2016 were as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sugar operations revenue (Land Operations)	$0.4	$35.7	$22.9	$73.7

Operating loss before income taxes	$(1.1)	$(17.1)	$(2.2)	$(51.2)
Gain (loss) on asset dispositions, net	(0.2)	—	6.0	—
Income (loss) from discontinued operations before income taxes	(1.3)	(17.1)	3.8	(51.2)
Income tax (expense) benefit	0.5	3.5	(1.4)	23.1
Income (loss) from discontinued operations	$(0.8)	$(13.6)	$2.4	$(28.1)

Basic earnings (loss) per share	$(0.02)	$(0.28)	$0.04	$(0.58)
Diluted earnings (loss) per share	$(0.02)	$(0.27)	$0.05	$(0.57)
There was no depreciation and amortization related to discontinued operations for the quarter and nine months ended September 30, 2017. Depreciation and amortization related to discontinued operations was $12.6 million and $47.3 million for the quarter and nine months ended September 30, 2016, respectively.

18.	SEGMENT RESULTS
Segment results were as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Commercial Real Estate	$33.9	$32.7	$101.4	$102.0
Land Operations	22.6	18.1	45.7	29.6
Materials & Construction	55.0	52.1	155.7	144.7
Total revenue	111.5	102.9	302.8	276.3
Operating Profit (Loss):
Commercial Real Estate[1]	13.6	13.5	41.3	41.3
Land Operations[2]	10.4	7.8	9.7	(7.3)
Materials & Construction	6.5	5.6	18.8	18.5
Total operating profit	30.5	26.9	69.8	52.5
Interest expense	(6.1)	(6.4)	(18.5)	(20.1)
Gain on the sale of improved property	—	0.1	3.0	8.1
General corporate expenses	(8.9)	(5.5)	(20.5)	(16.0)
REIT evaluation/conversion costs[3]	(4.4)	(1.9)	(11.4)	(3.8)
Income From Continuing Operations Before Income Taxes	11.1	13.2	22.4	20.7
Income tax expense	(3.7)	(1.0)	(6.4)	(1.6)
Income From Continuing Operations	7.4	12.2	16.0	19.1
Income (loss) from discontinued operations, net of income tax	(0.8)	(13.6)	2.4	(28.1)
Net Income (Loss)	6.6	(1.4)	18.4	(9.0)
Income attributable to noncontrolling interest	(0.5)	(0.5)	(1.7)	(1.1)
Net Income (Loss) Attributable to A&B Shareholders	$6.1	$(1.9)	$16.7	$(10.1)
1 Commercial Real Estate operating profit includes intersegment operating revenue, primarily from our Materials & Construction segment, and is eliminated in our consolidated results of operations.
2 For the quarter and nine months ended September 30, 2017, Land Operations segment operating profit includes non-cash reductions of $0.4 million and $2.6 million, respectively, related to the Company's solar tax equity investments. For the quarter and nine months ended September 30, 2016, Land Operations segment operating profit included non-cash reductions of $0.2 million and $9.7 million, respectively. The non-cash reductions are recorded in Reductions in solar investment, net on the condensed consolidated statement of operations.

[3]	Costs related to the Company's in-depth evaluation of and conversion to a REIT.

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

FORWARD-LOOKING STATEMENTS
Alexander & Baldwin, Inc. ("A&B" or the "Company"), from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s web sites (including web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including the Company’s 2016 Annual Report on Form 10-K and other filings with the SEC. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.
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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the quarters and nine months ended September 30, 2017 and 2016.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for the nine months ended September 30, 2017 and 2016, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•	Quantitative and Qualitative Disclosures about Market Risk: This section discusses how A&B monitors and manages exposure to potential gains and losses associated with changes in interest rates.

•	Rounding: Amounts in the MD&A are rounded to the nearest tenth of a million. Accordingly, a recalculation of totals and percentages, if based on the reported data, and may be slightly different.

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
Although the Company began operating in compliance with the requirements for qualification and taxation as a REIT (the “REIT requirements”) for the taxable year ending December 31, 2017, the Company intends to complete a merger that will facilitate the Company’s ongoing compliance with the REIT requirements by ensuring that certain standard REIT ownership limitations and transfer restrictions apply to the Company’s capital stock.
Pursuant to the merger agreement entered into on July 10, 2017 among the Company, Alexander & Baldwin REIT Holdings, Inc., a Hawaii corporation and a direct, wholly owned subsidiary of the Company (“A&B REIT Holdings”), and A&B REIT Merger Corporation, a Hawaii corporation and a direct, wholly owned subsidiary of A&B REIT Holdings (“Merger Sub”), Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation. As a result of the merger, A&B REIT Holdings will replace the Company as the Hawaii-based, publicly held corporation through which the Company’s operations are now conducted, and promptly following the merger A&B REIT Holdings will be renamed “Alexander & Baldwin, Inc.”
During the third quarter of 2017, A&B REIT Holdings filed a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”), which included a preliminary proxy statement/prospectus that provides information regarding the REIT Election, the proposed merger and the special meeting at which the Company’s shareholders were given the opportunity to vote on the holding company merger proposal. The special meeting was held on October 27, 2017, during which A&B shareholders approved the holding company merger proposal pursuant to the registration statement.
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

CONSOLIDATED RESULTS OF OPERATIONS
Consolidated – Third quarter of 2017 compared with 2016

	Quarter Ended September 30,
(dollars in millions, except per-share amounts)	2017	2016	$ Change	Change
Operating revenue	$111.5	$102.9	8.6	8.4%
Operating costs and expenses	99.7	83.8	15.9	19.0%
Operating income	11.8	19.1	(7.3)	(38.2)%
Other expense, net	(0.7)	(5.9)	5.2	(88.1)%
Income tax expense	(3.7)	(1.0)	(2.7)	270.0%
Income from continuing operations	7.4	12.2	(4.8)	(39.3)%
Discontinued operations (net of income taxes)	(0.8)	(13.6)	12.8	(94.1)%
Net income (loss)	6.6	(1.4)	8.0	NM
Income attributable to noncontrolling interest	(0.5)	(0.5)	—	—%
Net income (loss) attributable to A&B	$6.1	$(1.9)	8.0	NM

Basic earnings per share - continuing operations	$0.15	$0.25	(0.10)	(40.0)%
Basic earnings (loss) per share - discontinued operations	(0.02)	(0.28)	0.26	(92.9)%
Net income (loss) available to A&B shareholders	$0.13	$(0.03)	0.16	NM

Diluted earnings per share - continuing operations	$0.15	$0.24	(0.09)	(37.5)%
Diluted earnings (loss) per share - discontinued operations	(0.02)	(0.27)	0.25	(92.6)%
Net income (loss) available to A&B shareholders	$0.13	$(0.03)	0.16	NM
The Company's consolidated operating revenue increased $8.6 million, or 8.4%, to $111.5 million for the third quarter of 2017 as compared to the third quarter of 2016, reflecting an increase in revenue for Land Operations of $4.5 million, and an increase in Materials & Construction revenue of $2.9 million.
Consolidated operating costs and expenses for the third quarter of 2017 increased $15.9 million, or 19.0%, to $99.7 million compared to the third quarter of 2016. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment. Operating costs and expenses for the third quarter of 2017 also included $4.4 million related to the Company's evaluation and conversion to a REIT.
The Company's other expenses, net were $0.7 million in the third quarter of 2017 compared to $5.9 million in the third quarter of 2016. The change in other income (expense) was primarily due to higher income from the Company's equity method investments, partially offset by a higher non-cash reduction to solar investments, net in the third quarter of 2017 as compared to the third quarter of 2016.
The Company recorded an income tax expense of $3.7 million on pre-tax income of $11.1 million for the third quarter of 2017, and an income tax expense of $1.0 million on pre-tax income of $13.2 million for the third quarter of 2016. The Company's effective tax rate was higher for the quarter ended September 30, 2017, compared to the same period in 2016, primarily due to the 2016 recognition of non-refundable federal tax credits related to the Company’s investment in two photovoltaic facilities.

Consolidated – First nine months of 2017 compared with 2016

	Nine Months Ended September 30,
(dollars in millions, except per-share amounts)	2017	2016	$ Change	Change
Operating revenue	$302.8	$276.3	26.5	9.6%
Operating costs and expenses	273.5	239.0	34.5	14.4%
Operating income	29.3	37.3	(8.0)	(21.4)%
Other expense, net	(6.9)	(16.6)	9.7	(58.4)%
Income tax expense	(6.4)	(1.6)	(4.8)	300.0%
Income from continuing operations	16.0	19.1	(3.1)	(16.2)%
Discontinued operations (net of income taxes)	2.4	(28.1)	30.5	NM
Net income (loss)	18.4	(9.0)	27.4	NM
Income attributable to noncontrolling interest	(1.7)	(1.1)	(0.6)	54.5%
Net income (loss) attributable to A&B	$16.7	$(10.1)	26.8	NM

Basic earnings per share - continuing operations	$0.32	$0.39	(0.07)	(17.9)%
Basic earnings (loss) per share - discontinued operations	0.04	(0.58)	0.62	NM
Net income (loss) available to A&B shareholders	$0.36	$(0.19)	0.55	NM

Diluted earnings per share - continuing operations	$0.31	$0.38	(0.07)	(18.4)%
Diluted earnings (loss) per share - discontinued operations	0.05	(0.57)	0.62	NM
Net income (loss) available to A&B shareholders	$0.36	$(0.19)	0.55	NM

The Company's consolidated operating revenue increased $26.5 million, or 9.6%, to $302.8 million for the first nine months of 2017 as compared to the first nine months of 2016, reflecting an increase in revenue for Land Operations of $16.1 million, and an increase in revenue for Materials & Construction of $11.0 million.
Consolidated operating costs and expenses for the first nine months of 2017 increased $34.5 million, or 14.4%, to $273.5 million compared to the first nine months of 2016. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment. Operating costs and expenses for the first nine months of 2017 also included $11.4 million related to the Company's evaluation of a REIT conversion.
The Company's other expenses, net, were $6.9 million in the first nine months of 2017 compared to $16.6 million in the first nine months of 2016. The change in other income (expense) was primarily due to a lower reduction in solar investments, net, partially offset by lower gains on sales of improved property.
The Company recorded an income tax expense of $6.4 million on pre-tax income of $22.4 million for the first nine months of 2017, and an income tax expense of $1.6 million on pre-tax income of $20.7 million for the first nine months of 2016. The Company's effective tax rate was higher for the first nine months ended September 30, 2017 compared to the same period in 2016 due primarily to the 2016 recognition of non-refundable federal tax credits related to the Company’s investment in two photovoltaic facilities.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate – Third quarter of 2017 compared with 2016

	Quarter Ended September 30,
(dollars in millions)	2017	2016	Change
Commercial Real Estate segment operating revenue	$33.9	$32.7	3.7%
Commercial Real Estate segment operating costs and expenses	(19.2)	(19.3)	(0.5)%
Selling, general and administrative	(1.9)	(0.4)	375.0%
Intersegment operating revenue[2]	0.8	0.6	33.3%
Other income (expense), net	—	(0.1)	(100.0)%
Commercial Real Estate operating profit	$13.6	$13.5	0.7%
Operating profit margin	40.1%	41.3%
Cash Net Operating Income ("Cash NOI")[1]
Hawaii	$18.5	$17.6	5.2%
Mainland	2.7	2.6	2.4%
Total	$21.2	$20.2	4.8%
Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[1]
Hawaii	$16.7	$16.1	3.5%
Mainland	2.7	2.5	7.2%
Total	$19.4	$18.7	4.0%
Gross Leasable Area ("GLA") (million sq. ft.) - Improved, end of period
Hawaii	3.0	2.9
Mainland	1.8	1.8
Total improved	4.8	4.7
Hawaii ground leases (acres)	117	115
1Refer to page 28 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
2Intersegment operating revenue for Commercial Real Estate is primarily from our Materials & Construction segment, and is eliminated in our consolidated results of operations.
Commercial Real Estate revenue for the third quarter of 2017 and 2016 was $33.9 million and $32.7 million, respectively. The increase was primarily attributable to the increases in Hawaii same-store rents. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation, which is typically upon attainment of market occupancy.
Operating profit and cash net operating income ("Cash NOI") for the third quarter of 2017 increased by 0.7% and 4.8%, respectively, compared to the third quarter of 2016. The period-over-period increase in operating profit was primarily due to performance of the Hawaii properties, including higher Hawaii same-store rents, offset by an increase in general and administrative expenses. The higher general and administrative expenses reflect the Company’s strategic shift to focus on the growth of the commercial real estate portfolio through acquisition, development and redevelopment, which resulted in the alignment of certain personnel and related costs to the Commercial Real Estate segment, as well as costs incurred related to transitioning existing third-party property management and leasing functions internally. The period-over-period increase in Cash NOI was primarily due to performance of the Hawaii portfolio, including higher Hawaii same-store rents. Same-Store Cash NOI for the third quarter of 2017 increased by 4.0% compared to the third quarter of 2016, primarily due to an increase in same-store rents.
Tenant improvement costs were $2.5 million and $0.6 million for the quarter ended September 30, 2017 and 2016, respectively. Leasing commissions were $1.0 million and $0.6 million for the quarter ended September 30, 2017 and 2016, respectively.

The Company's commercial portfolio's occupancy percentage summarized by geographic location and property type as of September 30, 2017 was as follows:

Percent occupancy	Hawaii	Mainland	Total
Retail	92.5%	96.0%	92.9%
Industrial	94.2%	99.2%	97.0%
Office	91.9%	87.5%	88.8%
Total	93.0%	95.9%	94.1%
The Company's commercial portfolio's quarter end same-store occupancy as of September 30, 2017 was 94.1% as compared to 91.3% as of September 30, 2016.
The table below identifies sales and acquisitions between December 31, 2016 and September 30, 2017:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
1/17	The Maui Clinic Building	16,600	6/17	Honokohau Industrial	73,200
	Total dispositions	16,600		Total improved acquisitions	73,200
The table below identifies sales and acquisitions between December 31, 2015 and December 31, 2016:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft.	Date	Property	Leasable sq. ft.
6/16	Ninigret Office Park	185,500	12/16	2927 East Manoa Road (Ground Lease)	N/A
6/16	Gateway Oaks	59,700	1/16	Manoa Marketplace	139,300
6/16	Prospect Park	163,300
	Total dispositions	408,500		Total improved acquisitions	139,300

Commercial Real Estate – First nine months of 2017 compared with 2016

	Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change
Commercial Real Estate segment operating revenue	$101.4	$102.0	(0.6)%
Commercial Real Estate segment operating costs and expenses	(56.9)	(60.1)	(5.3)%
Selling, general and administrative	(5.1)	(2.3)	121.7%
Intersegment operating revenue[2]	2.1	1.9	10.5%
Other income (expense), net	(0.2)	(0.2)	—%
Commercial Real Estate operating profit	$41.3	$41.3	—%
Operating profit margin	40.7%	40.5%
Net Operating Income ("Cash NOI")[1]
Hawaii	$55.5	$52.5	5.8%
Mainland	8.3	10.5	(21.6)%
Total	$63.8	$63.0	1.2%
Same-Store Net Operating Income ("Same-Store Cash NOI")[1]
Hawaii	$50.7	$48.6	4.3%
Mainland	8.2	7.9	4.5%
Total	$58.9	$56.5	4.3%
1Refer to page 28 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
2Intersegment operating revenue for Commercial Real Estate is primarily from our Materials & Construction segment, and is eliminated in our consolidated results of operations.

Commercial Real Estate revenue for the first nine months of 2017 was 0.6% lower than the first nine months of 2016, primarily due to the timing of sales and acquisitions during 2016, partially offset by an increase in Hawaii same-store rents.
Operating profit for the first nine months of 2017 was consistent with the same period last year, while Cash NOI increased by 1.2%. Operating profit did not change period-over-period, which reflected an increase in operating profit related to same-store properties as described above, offset by an increase in general and administrative expenses. The general and administrative expenses reflect the Company’s strategic shift to focus on the growth of the commercial real estate portfolio through acquisition, development and redevelopment, which resulted in the alignment of certain personnel and related costs to the Commercial Real Estate segment, as well as costs incurred related to transitioning existing third-party property management and leasing functions internally. The period-over-period increase in Cash NOI was primarily due to increases in same-store rents, partially offset by the impact of acquisitions and dispositions between the reported periods. Same-Store Cash NOI for the first nine months of 2017 increased by 4.3% compared to the first nine months of 2016.  The period over period increase in Same-Store Cash NOI was primarily due to an increase in same-store rents throughout the Hawaii and Mainland portfolios.
Tenant improvement costs were $4.0 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively. Leasing commissions were $4.6 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Use of Non-GAAP Financial Measures
Cash net operating income ("Cash NOI") is presented for the Commercial Real Estate segment, and is calculated by adjusting segment operating profit for depreciation and amortization, straight-line lease adjustments, and general, administration and other expenses. Other real estate companies may use different methodologies for calculating Cash NOI, and accordingly, the Company's presentation of Cash NOI may not be comparable to other real estate companies.

Cash NOI is a non-GAAP measure used by the Company in evaluating the CRE segment’s operating performance as it is an indicator of the return on property investment, and provides a method of comparing performance of operations, on an unlevered basis, over time. Cash NOI should be not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP. In connection with the Company's decision to convert to a REIT in 2017, the Company has revised its definition of NOI to adjust Operating Profit for termination income, lease incentive amortization, and favorable/unfavorable lease amortization. We refer to amounts reported in this MD&A under our new definition as "Cash NOI" to distinguish from the amounts previously reported under our prior definition. While there is no standard industry definition of NOI, the Company believes its revised definition is more closely aligned with current practices of other REITs.

A reconciliation of Commercial Real Estate segment operating profit to Commercial Real Estate segment Cash NOI is as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Commercial Real Estate Operating Profit	$13.6	$13.5		$41.3	$41.3
Adjustments:
Depreciation and amortization	6.6	7.0		19.7	21.7
Straight-line lease adjustments	(0.3)	(0.4)		(1.3)	(1.6)
Lease incentive amortization	—	—		—	0.1
Favorable/(unfavorable) lease amortization	(0.6)	(0.9)		(2.2)	(2.6)
Termination income	—	—		—	(0.1)
Other (income)/expense, net	—	0.1		0.2	0.2
Selling, general, administrative and other expenses	1.9	0.9		6.1	4.0
Commercial Real Estate Cash NOI	21.2	20.2	4.8%	63.8	63.0	1.2%
Acquisitions/disposition and other adjustments	(1.8)	(1.5)		(4.9)	(6.5)
Commercial Real Estate Same-Store Cash NOI	$19.4	$18.7	4.0%	$58.9	$56.5	4.3%

Land Operations – Third quarter of 2017 compared with 2016
Effect of Property Sales Mix on Operating Results: Direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography and timing are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed property, due to the low historical cost basis of the Company’s Hawaii land. Consequently, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's balance sheet do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

	Quarter Ended September 30,
(dollars in millions)	2017	2016
Development sales revenue	$1.5	$3.3
Unimproved/other property sales revenue	15.4	9.5
Agribusiness revenue	5.6	5.2
Other operating revenues	0.1	0.1
Total Land Operations segment revenue	$22.6	$18.1
Operating expenses	(16.4)	(11.2)
Earnings from joint ventures	2.9	0.6
Reductions in solar investments, net	(0.4)	(0.2)
Interest and other income	1.7	0.5
Total Land Operations operating profit	$10.4	$7.8
Third quarter 2017: Land Operations operating revenue and operating profit were $22.6 million and $10.4 million, respectively. Operating results for the Land Operations segment included sales related to a 293-acre parcel in Haiku, Maui, a 273-acre parcel on the island of Kauai, and a 1.5-acre parcel at Maui Business Park II, as well as earnings from the Company's real estate development-related joint ventures and investments. The segment results also included segment operating expenses of $16.4 million and non-cash reductions in the carrying value of the Company's tax equity solar investments of $0.4 million.
Third quarter 2016: Land Operations operating revenue and operating profit were $18.1 million and $7.8 million, respectively. Operating results included sales of a 267-acre parcel in Haiku, Maui, a Kahala lot, as well as earnings from the Company's real estate development-related joint ventures and investments, partially offset by operating expenses of the segment and a $0.2 million non-cash reduction in the carrying value of the Company’s tax equity solar investments.

Land Operations – First nine months of 2017 compared with 2016

	Nine Months Ended September 30,
(dollars in millions)	2017	2016
Development sales revenue	$6.1	$3.3
Unimproved/other property sales revenue	21.4	10.1
Agribusiness revenue	18.0	16.0
Other operating revenues	0.2	0.2
Total Land Operations segment revenue	$45.7	$29.6
Operating expenses	(40.7)	(29.3)
Earnings from joint ventures	3.6	1.0
Reductions in solar investments, net	(2.6)	(9.7)
Interest and other income	3.7	1.1
Total Land Operations operating profit (loss)	$9.7	$(7.3)
First nine months of 2017: Land Operations operating revenue and operating profit were $45.7 million and $9.7 million, respectively. Operating results for the Land Operations segment included sales related to a 293-acre parcel in Haiku, Maui, a 273-acre parcel on the island of Kauai, a 3-acre parcel in Wailea, Maui, a 6-acre parcel in Haliimaile, Maui, two lots at Maui Business Park, and a 0.8-acre vacant, urban parcel on Maui, as well as earnings from the Company's real estate development-related joint ventures and investments. The segment results also included a $2.6 million non-cash reduction in the carrying value of the Company's Solar Investment.
First nine months of 2016: Land Operations operating revenue and operating loss were $29.6 million and $7.3 million, respectively. Operating results included a $9.7 million non-cash reduction in the carrying value of the Company’s Solar Investments, segment operating expenses, partially offset by revenue from the sale of a 267-acre parcel in Haiku, Maui, a Kahala lot, nine Ka Milo units, and the sale of electricity generated by the Company's renewable energy assets.

Discontinued Operations
The revenue, operating loss, and after-tax effects of discontinued operations for the quarter and nine months ended September 30, 2017 and 2016 were as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sugar operations revenue (Land Operations)	$0.4	$35.7	$22.9	$73.7

Operating loss before income taxes	$(1.1)	$(17.1)	$(2.2)	$(51.2)
Gain (loss) on asset dispositions	(0.2)	—	6.0	—
Income (loss) from discontinued operations before income taxes	(1.3)	(17.1)	3.8	(51.2)
Income tax (expense) benefit	0.5	3.5	(1.4)	23.1
Income (loss) from discontinued operations	$(0.8)	$(13.6)	$2.4	$(28.1)

Basic earnings (loss) per share	$(0.02)	$(0.28)	$0.04	$(0.58)
Diluted earnings (loss) per share	$(0.02)	$(0.27)	$0.05	$(0.57)
Third quarter 2017: Loss from discontinued operations of $0.8 million during the third quarter of 2017 reflected exit related costs, as well as property removal and restoration costs. See Note 14, "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities.

Third quarter 2016: Loss from discontinued operations of $13.6 million during the third quarter of 2016 reflected sugar operations cessation costs, partially offset by results of the sugar operations. The cessation charges included accelerated depreciation, employee severance benefits and related costs, and property removal, restoration and other exit-related costs.
First nine months of 2017: Income from discontinued operations of $2.4 million during the first nine months of 2017 reflected the gain on asset dispositions and the results of operations related to the final sugar voyage, partially offset by cessation-related costs. During the first nine months ended September 30, 2017, the Company sold mobile equipment assets, its bulk sugar transportation vessel and factory equipment, which resulted in a total gain of $6.0 million. Additionally, the Company recognized revenue and operating profit during the first nine months of 2017, primarily related to the final delivery of sugar inventory, which occurred in January 2017. The cessation charges included costs related to employee severance and benefits, as well as property removal, restoration and other exit-related costs. See Note 14, "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities.
First nine months of 2016: Loss from discontinued operations of $28.1 million during the first nine months of 2016 reflected sugar operations cessation costs, partially offset by results of the sugar operations. The cessation charges included accelerated depreciation, employee severance benefits and related costs, and property removal, restoration and other exit-related costs.

MATERIALS & CONSTRUCTION
Materials & Construction - Third quarter of 2017 compared with 2016

	Quarter Ended September 30,
(dollars in millions)	2017	2016	Change
Revenue	$55.0	$52.1	5.6%
Operating profit	$6.5	$5.6	16.1%
Operating profit margin	11.8%	10.7%
Depreciation and amortization	$3.1	$2.9	6.9%
Aggregate used and sold (tons in thousands)	179.7	158.1	13.7%
Asphaltic concrete placed (tons in thousands)	165.8	126.9	30.7%
Backlog[1,2] at period end	$211.3	$242.5	(12.9)%

[1]
Backlog represents the total of (1) the amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded and (2) government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory ($31.8 million as of September 30, 2017). Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its Prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at September 30, 2017 and 2016 was $12.9 million and $19.1 million, respectively.

[2]	As of September 30, 2017 and 2016, the backlog included contractual revenue with related parties of $1.0 million and $1.8 million, respectively.
Materials & Construction revenue for the third quarter of 2017 increased $2.9 million, or 5.6%, as compared to the third quarter of 2016, primarily due to higher paving and Prestress volumes and a bulk sale of imported aggregates, partially offset by lower average prices per unit sold in paving, Prestress and GLP, as well as lower sales volumes for hot mix and liquid asphalt. Revenue during the third quarter of 2017 reflected approximately 179.7 thousand tons of aggregate used and sold and 165.8 thousand tons of asphaltic concrete placed, as compared to 158.1 thousand tons of aggregate used and sold and 126.9 thousand tons of asphaltic concrete placed during 2016. Backlog at the end of September 30, 2017 was $211.3 million compared to $242.9 million as of December 31, 2016. The decrease in backlog from the fourth quarter of 2016 is primarily due to the amount of work completed and billed work during the period and the lack of major bids offered by governmental entities during the first nine months of 2017 compared to first nine months 2016. Backlog reasonably expected to be filled in the current fiscal year is approximately $153.0 million.
Operating profit increased $0.9 million, or 16.1%, in the third quarter of 2017, as compared to the third quarter of 2016, primarily due to higher earnings from unconsolidated affiliates and Prestress, partially offset by lower paving margins resulting from competitive pricing pressures.

Materials & Construction - First nine months of 2017 compared with 2016

	Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change
Revenue	$155.7	$144.7	7.6%
Operating profit	$18.8	$18.5	1.6%
Operating profit margin	12.1%	12.8%
Depreciation and amortization	$9.2	$8.8	4.5%
Aggregate used and sold (tons in thousands)	526.3	500.8	5.1%
Asphaltic concrete placed (tons in thousands)	442.9	331.7	33.5%
Materials & Construction revenue for the first nine months of 2017 increase $11.0 million, or 7.6%, as compared to the first nine months of 2016, primarily due to higher paving and Prestress volumes, a bulk sale of imported aggregates and higher levels of construction-related services, partially offset by lower average prices per unit sold in paving, Prestress product and liquid asphalt, as well as lower sales volumes for hot mix and liquid asphalt. Revenue during the first nine months of 2017 reflected approximately 526.3 thousand tons of aggregate used and sold and 442.9 thousand tons of asphaltic concrete placed, as compared to 500.8 thousand tons of aggregate used and sold and 331.7 thousand tons of asphaltic concrete placed during 2016.
Operating profit increased $0.3 million, or 1.6%, in the first nine months of 2017, as compared to the first nine months of 2016, primarily due to higher volumes in paving and Prestress products, an improved mix of Roadway higher margin work, lower unit inventory costs for liquid asphalt, and lower hot mix asphalt production cost per ton partially offset by paving work completed that were bid at lower margins due to competitive pricing pressures and lower volumes of hot mix asphalt and third party aggregate sales. The Company expects the competitive pricing and market conditions that have impacted the segment financial performance to persist.

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
Cash Flows: Cash flows used in operating activities totaled $45.2 million for the nine months ended September 30, 2017 as compared to cash flows provided by operating activities of $48.4 million for the nine months ended September 30, 2016. The decrease in cash flows from operating activities is primarily attributed to cash outlays for working capital purposes, including a discretionary pension contribution and employee severance payments related to the cessation of HC&S sugar operations.
Cash flows used in investing activities totaled $38.0 million during the first nine months of 2017, as compared to $54.6 million during the first nine months of 2016. The period-to-period change in cash flows used in investing activities was primarily due to cash outlays of $82.4 million related to the acquisition of Manoa Marketplace in the first quarter of 2016.

Capital expenditures for the third quarter of 2017 and 2016 was $10.3 million and $5.5 million, respectively. Capital expenditures for the first nine months of 2017 totaled $33.7 million as compared to $105.3 million for the first nine months of 2016. Net cash flows used in investing activities for capital expenditures were as follows:

	Quarter Ended September 30,
(dollars in millions)	2017	2016	Change
Commercial real estate property acquisitions/improvements	$5.6	$1.6	250.0%
Tenant improvements	2.5	0.6	316.7%
Quarrying and paving	1.1	1.7	(35.3)%
Agribusiness and other	1.1	1.6	(31.3)%
Total capital expenditures[1]	$10.3	$5.5	87.3%

	Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change
Commercial real estate property acquisitions/improvements	$22.0	$88.1	(75.0)%
Tenant improvements	4.0	3.0	33.3%
Quarrying and paving	5.1	7.1	(28.2)%
Agribusiness and other	2.6	7.1	(63.4)%
Total capital expenditures[1]	$33.7	$105.3	(68.0)%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the table above.
Cash flows provided by financing activities were $94.3 million for the first nine months of 2017, as compared to $10.7 million during the first nine months of 2016. The change from the prior year was primarily due to higher repayment amounts made on the Company's long term debt, offsetting the higher amounts borrowed under the Company's revolving senior credit facility during the nine months ended September 30, 2016.
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
Other Sources of Liquidity: Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade and income tax receivables, contracts retention, and inventories, that totaled $114.3 million at September 30, 2017, an increase of $13.9 million from December 31, 2016. This net increase is primarily due to an increase in cash and cash equivalents of $11.1 million, income tax receivables of $15.3 million, partially offset by a decrease in sugar inventories of $17.5 million as a result of the cessation of the sugar operations.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. On September 15, 2017, the Company entered into a Second Amended and Restated Credit Agreement ("A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, and other lenders party thereto, which amended and restated its existing $350 million committed revolving credit facility ("Revolving Credit Facility"). The A&B Revolver increased the total revolving commitments to $450 million, extended the term of the Revolving Credit Facility to September 15, 2022, amended certain covenants, and reduced the interest rates and fees charged under the Revolving Credit Facility. All other terms of the Revolving Credit Facility remain substantially unchanged.
Total debt as of September 30, 2017 was $625.8 million compared to $515.1 million as of December 31, 2016. The increase in debt of 21.5% during the first nine months of 2017 was primarily attributed to net borrowings of $108.9 million, inclusive of net draws on the A&B Revolver of $140.3 million and a new second mortgage of $5.0 million related to Kailua Town Center, offset by amortization and other repayments of the Company's term loans. As of September 30, 2017, available capacity under the unsecured, committed credit facility totaled $283.0 million.

Balance Sheet: The Company has a working capital surplus of $110.2 million as of September 30, 2017, which is an increase of $137.0 million, from a $26.8 million deficit as of December 31, 2016. The change in the working capital surplus is primarily due to an increase in prepaid and other assets, cash, real estate held for sale, and income tax receivables.
At September 30, 2017, the Company believes it was in compliance with all of its covenants under its credit facilities. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges:
Sales & Purchases- During the third quarter of 2017, the Company had no sales that qualified for tax-deferral treatment under Internal Revenue Code Section 1031.  During the second quarter of 2017, the Company utilized $10.1 million from tax-deferred sales to acquire Honokohau Industrial Park under a reverse 1031 exchange transaction. During the first quarter of 2016, the Company acquired both the leasehold and leased fee interests of Manoa Marketplace, a retail center on Oahu for $82.4 million. The proceeds from the sales of the three Mainland properties that were completed during the second quarter of 2016 were applied to the Manoa Marketplace acquisition under a reverse 1031 transaction that qualifies for tax-deferral treatment under Internal Revenue Code 1031.
Proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2017, there were approximately $3.6 million from tax-deferred sales or condemnations that had not been reinvested.
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2017, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2017	60	$42.19	—	—
August 1-31, 2017	16,954	$43.53	—	—
September 1-30, 2017	3,025	$43.68	—	—

[1]	Represents shares accepted in satisfaction of tax withholding obligations arising upon option exercises.
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

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017 and September 30, 2016, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, (v) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2017 and September 30, 2016, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALEXANDER & BALDWIN, INC.
(Registrant)

Date:	November 8, 2017	/s/ James E. Mead
James E. Mead
Chief Financial Officer

Date:	November 8, 2017	/s/ Paul K. Ito
Paul K. Ito
Senior Vice President, Finance and Treasurer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from Alexander & Baldwin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, (v) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2017 and September 30, 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure