Form 10-K
period 2017-12-31
Alexander & Baldwin, Inc.
filed 2018-03-01
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [_______ to _______]

Commission file number 001-35492
Alexander & Baldwin, Inc.
(Exact name of registrant as specified in its charter)

Hawai`i	45-4849780
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
822 Bishop Street
Post Office Box 3440, Honolulu, Hawai`i 96801
(Address of principal executive offices and zip code)
808-525-6611
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, without par value	NYSE
Securities registered pursuant to Section 12(g) of the Act:
None
Number of shares of Common Stock outstanding at February 15, 2018:
71,952,944
Aggregate market value of Common Stock held by non-affiliates at June 30, 2017:
$1,915,753,183.86
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
Portions of Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders (Part III of Form 10-K)

1

TABLE OF CONTENTS

PART I
PART II

i

PART III

PART IV

ii

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2017
PART I
ITEM 1. BUSINESS
Business and Strategy
Alexander & Baldwin, Inc. (“A&B” or the “Company”) is a fully integrated real estate company that plans to elect to be taxed as a real estate investment trust, or REIT, for US federal income tax purposes commencing with our taxable year ended December 31, 2017. A&B’s history in Hawai`i dates back to 1870. Over time, we have evolved from a 571-acre sugar plantation on Maui to become one of Hawai`i's premier real estate companies and the owner of the largest anchored strip retail center portfolio in the state. Following our separation from Matson, Inc. (NYSE: MATX) in mid-2012, we implemented a focused strategy to concentrate the Company’s assets and operations in Hawai`i, where our management team is best able to employ extensive local market knowledge and real estate expertise to create value for both shareholders and the community. Since 2012, the Company has made significant progress in concentrating our commercial portfolio in Hawai`i ("Migration Strategy") such that the share of cash net operating income ("NOI") generated by Hawai`i commercial assets has grown from about 43 percent in 2012 to 87 percent in 2017. In addition to our 15 retail centers in Hawai`i, the Company owns eight industrial assets, six office properties and a portfolio of urban ground leases comprising 117 acres in Hawai`i. As a result of A&B's agricultural history, the Company's assets include over 86,000 acres in Hawai`i, making it the state's fourth largest private landowner (by acreage). On the U.S. Mainland, the Company owns six remaining commercial assets as of December 31, 2017. Total portfolio gross leasable area (GLA) was 4.0 million square feet at the end of 2017.
The Company started a real estate development company in 1949 to develop the master-planned community of Kahului, Maui, providing homes for sale to its plantation employees. Today, we are emphasizing a capital-light approach to residential real estate development with a strategic preference to monetize land assets earlier in the development cycle and continuing our strategic focus of investing capital into income producing commercial real estate in Hawai`i. In addition, through our wholly owned subsidiary, Grace Pacific LLC (“Grace”), the Company operates the largest materials and paving company in Hawai`i.
The Company has completed a conversion process to comply with the requirements to be treated as a REIT commencing with the taxable year ended December 31, 2017. In connection with our conversion to a REIT, the Company completed a holding company merger ("Holding Company Merger") in order to facilitate the Company's ongoing REIT compliance. Pursuant to the Holding Company Merger, the then-existing Alexander & Baldwin, Inc. ("A&B Predecessor"), Alexander & Baldwin REIT Holdings, Inc., a Hawai`i corporation and a direct, wholly owned subsidiary of A&B Predecessor (“A&B REIT Holdings”), and A&B REIT Merger Corporation, a Hawai`i corporation and a direct, wholly owned subsidiary of A&B REIT Holdings (“Merger Sub”) completed a merger through which Merger Sub was merged with and into A&B Predecessor, with A&B Predecessor continuing as the surviving corporation and being renamed "Alexander & Baldwin Investments, LLC." Additionally, as a result of the Holding Company Merger, A&B REIT Holdings replaced A&B Predecessor as the Hawai`i-based, publicly held corporation through which the Company’s operations are conducted, and all shares of common stock, including the reserve of common stock issuable under the outstanding awards and equity incentive compensation plans, of A&B Predecessor were converted into shares of A&B REIT Holdings common stock on a one-for-one basis. Promptly following the merger, A&B REIT Holdings was renamed “Alexander & Baldwin, Inc.”
In this Annual Report, unless the context requires otherwise, references to A&B or the Company refer to Alexander & Baldwin, Inc. prior to the consummation of the Holding Company Merger (subsequently renamed Alexander & Baldwin Investments, LLC) and to A&B REIT Holdings following consummation of the Holding Company Merger (subsequently renamed Alexander & Baldwin, Inc.).
Our Company is in many ways part of the fabric of Hawai`i: in order to maximize our value to shareholders, we are committed to being partners with Hawai`i and emphasize investments and activities that enhance the quality of life within our Hawaiian communities. Through this commitment and the underpinning of our vision, mission and values, which emphasize integrity and community, we have excelled throughout our 147-year history and have the opportunity to deliver outperformance to our shareholders.

The Company operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments follows:

•
Commercial Real Estate ("CRE"): includes leasing, property management, redevelopment and development-for-hold activities. Significant assets include improved commercial real estate and urban ground leases. Income from this segment is principally generated by leasing and operating real estate assets.

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

•
Materials & Construction ("M&C"): performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells asphaltic concrete; provides and sells various construction- and traffic-control-related products; and manufactures and sells precast concrete products. Assets include two grade A (prime) rock quarries, an asphalt storage terminal, hot mix asphalt plants and quarry and paving equipment. Income is generated principally by materials supply and paving construction.

Proportionately, the Commercial Real Estate segment represents 53% percent of the Company's business, Land Operations represents 29% percent and Materials & Construction represents 18% percent (determined by its share of 2017 identifiable assets from the three segments). Additional information about our business segments is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements," which are included elsewhere in this Form 10-K.
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
Commercial Real Estate Strategy
Our commercial real estate strategy focuses on Hawai`i, where we benefit from the Company’s deep relationships built over 147 years of operation in the islands, as well as a market positioned for stability and growth given the state’s lack of commercially-entitled lands and robust economic performance. With a median household income nearly 30% above the U.S. national average, the lowest unemployment rate in the nation at 2.0%, solid personal income growth exceeding 3% per annum, and a low 12.1 square feet of strip retail GLA per capita on Oahu, the Hawai`i retail market compares favorably with other top-tier retail markets in the U.S. Similarly, given the severe shortage of industrial supply in Hawai`i, industrial market rents and per square foot values exceed those achieved in other U.S. markets, making Hawai`i a high-performing industrial market despite its geographic isolation. In addition to strong resident demographics and market fundamentals, the Hawai`i commercial real estate market is supported by a growing and resilient tourism industry as well as consistently high levels of government spending due to Hawai`i’s strategic defense location between the U.S. and Asia. Therefore, as a result of the Company's Migration Strategy, not only have our assets been concentrated where management is best able to enhance portfolio performance, but the overall asset quality of our portfolio has significantly improved.
To further enhance asset quality and increase the recurring income stream from our commercial portfolio, the Company intends to:

•	Grow income and optimize returns on A&B’s commercial portfolio by:

◦	Developing new properties for hold and redevelop properties that provide an appropriate risk adjusted return on capital invested and are accretive to the Company’s value;

◦	Being the landlord of choice by providing desirable locations, quality properties, landlord services and community amenities;

◦	Leveraging internal property management to efficiently manage operations and maximize cash returns;

◦
Executing effective marketing and leasing strategies that attract quality tenants in the marketplace and new tenants to Hawai`i by leveraging our position as the largest owner of grocery/drug anchored shopping centers in Hawai`i; and

◦	Selectively acquire retail and industrial properties within desirable Hawaiian markets at returns that exceed the Company’s risk adjusted cost of capital.

•
Evaluate other commercial property investment opportunities, such as leased fee assets or other commercial real estate types, when the acquisitions are strategically consistent with the value creation objectives of the Company.

•	Complete the Migration Strategy primarily through the sale of mainland assets and tax efficient reinvestment of proceeds into strategically appropriate commercial real estate assets in Hawai`i.
Land Operations Strategy
A&B strives to maximize value in its landholdings by employing land at its highest and best use to the benefit of shareholders, employees, its communities and other key stakeholder groups. Certain lands owned by the Company are designated for urban uses or for future urban uses and are in various stages of entitlement. For those lands, we intend to continue the entitlement processes and pursue either development of commercial real estate assets for our own portfolio, or monetization over time through sales of land or developed properties. In pursuit of these objectives, the Company intends to:

•	Actively market and sell available development inventory;

•	Entitle certain Hawai`i lands to respond to market demand while meeting community needs;

•	Monetize development assets when appropriate to manage risk and return;

•	Undertake opportunistic development of fully entitled land while limiting investment risk and capital commitment through joint venture structures and selective monetization;

•	Emphasize short-term developments as compared with the Company’s historical long-term, master-planned community approach; and

•	Maintain a disciplined approach to risk management that includes careful assessment of market conditions/risks, prudent structuring of transactions, and maintaining fiscal discipline.
For a significant portion of A&B’s substantial Hawai`i landholdings, the Company employs a wide spectrum of non-development uses, ranging from conservation/watershed to pasture to active farming. While a majority of A&B’s landholdings has limited or no long-term urban development potential, these landholdings remain valuable for farming and other uses, such as providing access to natural resources or hydro-electric generation capability. To employ these landholdings at their highest and best use, the Company intends to:

•	Operate and maintain infrastructure, including roads, irrigation ditches and power distribution systems, among others;

•	Pursue select diversified agricultural operations;

•	Lease land to diversified agricultural producers;

•	Advance crop, livestock and bioenergy initiatives through trials to commercial operations, as merited; and

•	Maintain access to irrigation water to support current and future diversified agriculture activities.
Materials & Construction Strategy
The Materials & Construction segment of A&B is principally comprised of its subsidiary Grace Pacific, LLC (“GP”). GP is a diversified and vertically integrated construction materials and hot mix asphalt paving contractor based in Kapolei, Hawai`i with operations throughout the Hawaiian Islands. The majority of GP’s paving operations serves public sector clients at the Federal, State and County/Municipal levels. GP owns six hot-mix asphalt plants throughout the state that primarily support its internal paving operations, and third-party customers. GP also owns and operates a rock quarry and processing plant in Makakilo, Hawai`i that is strategically located on the west side of Oahu. Due to the high cost of transporting aggregate and the limited shelf life of asphaltic concrete once it is produced, GP’s Makakilo quarry and hot mix plant are ideally located to service Oahu’s growth areas.
GP’s vertically integrated production model includes ownership of an import terminal for liquid asphalt and sand. These additional resources ensure GP’s access to raw materials and enable it to compete cost effectively. In addition, GP offers a variety of related for-sale and for-rent services including temporary and permanent roadway traffic control (GP Roadway

Solutions), Microguard HVAC and tile coatings (GP Maintenance Solutions), custom signage (Peterson Sign Company), unistrut (Unistrut Hawai`i), and structural precast/prestressed concrete (GPRM Prestress). GP is a 50% owner of Maui Paving, LLC which operates primarily on the island of Maui.
GP has undergone a review of operations over the past year, and certain improvements were identified that are to be implemented in 2018.
Major initiatives for GP include the following:

•	Enhancing sales efforts to increase the volume of third party aggregate sales, taking advantage of the availability of high quality materials and the strategic location of the quarry;

•	Optimizing labor management to reduce the variable costs of paving operations;

•	Implementing state of the art information systems to improve cost management and contract bidding; and

•	Positioning the Company for the anticipated increases in State and Federal contracts later in 2018.
Financial Strategy
The Company values a strong balance sheet with levels of debt and repayment schedules that would enable it to protect its ownership of assets through market cycles and to provide capital for opportunities to invest at attractive risk-adjusted returns.
To maintain this desired balance sheet posture, the Company intends to:

•	Target a 5x to 6x net debt to EBITDA ratio;

•	Ensure well-laddered debt maturities and minimize near term maturing debt;

•	Maintain a high proportion of fixed-rate debt and longer weighted-average maturity;

•	Maintain a large unencumbered portfolio of assets; and

•	Maintain a disciplined capital allocation strategy with a focus on investments that have attractive risk-adjusted returns relative to the Company’s internal cost of capital.

ITEM 2. PROPERTIES BY BUSINESS SEGMENTS
A.    Commercial Real Estate Segment
A summary of GLA and Cash NOI percentage by geographic location and property type as of December 31, 2017 is as follows:

	Current GLA (sq. ft.)
	Hawai`i	Mainland	Total
Retail	1,814,800	186,400	2,001,200
Industrial	961,500	396,100	1,357,600
Office	190,900	464,100	655,000
Total	2,967,200	1,046,600	4,013,800

($ in thousands)	Cash NOI by Geography and Type[1]			Cash NOI as a % of Total Cash NOI[1]
	Hawai`i	Mainland	Total	Hawai`i	Mainland	Total
Retail	$45,729	$2,255	$47,984	53.9%	2.7%	56.6%
Industrial	12,032	4,455	16,487	14.2%	5.2%	19.4%
Office	4,368	4,142	8,510	5.1%	4.9%	10.0%
Ground	11,835	—	11,835	14.0%	—%	14.0%
Total	$73,964	$10,852	$84,816	87.2%	12.8%	100.0%
[1] Refer to page 45 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.

(1)    Hawai`i Commercial Properties
A&B’s Hawai`i commercial real estate portfolio consists of retail, industrial and office properties, comprising approximately 3.0 million square feet of GLA as of December 31, 2017. Most of the commercial properties are located on Oahu and Maui, with smaller holdings on Kauai and the Island of Hawai`i. The occupancy for the Hawai`i portfolio was 93.5 percent and 93.4 percent as of December 31, 2017 and 2016, respectively.
The Hawai`i commercial properties owned as of December 31, 2017 were as follows:

	Property		Island	Year Built/ Renovated	Current GLA (sq. ft.)	Occupancy	ABR ($ in 000s)	ABR PSF
	Retail:
1	Pearl Highlands Center	*	Oahu	1992-1994	411,300	90.2%	$8,769	$23.98
2	Kailua Retail	*	Oahu	1947-2014	319,000	97.7%	9,875	32.24
3	Waianae Mall	*	Oahu	1975	170,300	85.5%	2,869	19.70
4	Manoa Marketplace		Oahu	1977	140,200	94.9%	4,607	34.84
5	Kaneohe Bay Shopping Center (Leasehold)	*	Oahu	1971	125,400	100.0%	2,953	23.55
6	Waipio Shopping Center	*	Oahu	1986, 2004	113,800	98.3%	3,207	28.66
7	Aikahi Park Shopping Center	*	Oahu	1971	98,000	78.8%	1,305	16.90
8	The Shops at Kukui'ula	*	Kauai	2009	89,100	96.9%	4,247	51.32
9	Lanihau Marketplace	*	Hawai`i Island	1987	88,300	100.0%	1,887	21.37
10	Kunia Shopping Center	*	Oahu	2004	60,600	94.1%	2,059	39.33
11	Kahului Shopping Center	*	Maui	1951	49,900	96.6%	458	10.39
12	Napili Plaza	*	Maui	1991	45,600	88.4%	1,173	29.75
13	Lahaina Square	*	Maui	1973	44,800	82.6%	662	17.90
14	Gateway at Mililani Mauka	*	Oahu	2008, 2013	34,900	97.7%	1,675	52.39
15	Port Allen Marina Center	*	Kauai	2002	23,600	92.0%	534	24.64
	Subtotal – Retail				1,814,800	93.1%	$46,280	$27.85

	Industrial:
16	Komohana Industrial Park	*	Oahu	1990	238,300	100.0%	$2,833	$11.89
17	Kaka'ako Commerce Center	*	Oahu	1969	197,400	85.2%	2,444	14.53
18	Waipio Industrial	*	Oahu	1988-1989	158,400	99.5%	2,441	15.49
19	P&L Warehouse	*	Maui	1970	104,100	94.0%	1,340	13.69
20	Honokohau Industrial		Hawai`i Island	2004-2006, 2008	77,300	93.2%	992	13.77
21	Kailua Industrial/Other	*	Oahu	1951-1974	68,800	96.3%	952	14.80
22	Port Allen	*	Kauai	1983, 1993	63,800	100.0%	674	10.56
23	Harbor Industrial	*	Maui	1930	53,400	94.1%	156	11.92
	Subtotal – Industrial				961,500	95.1%	$11,832	$13.52

	Office:
24	Kahului Office Building	*	Maui	1974	59,400	86.8%	$1,429	$29.06
25	Gateway at Mililani Mauka South		Oahu	1992, 2006	37,100	100.0%	1,605	43.21
26	Kahului Office Center	*	Maui	1991	33,400	81.6%	709	25.99
27	Stangenwald Building	*	Oahu	1901, 1980	27,100	87.7%	446	19.24
28	Judd Building	*	Oahu	1898, 1979	20,200	86.4%	323	18.49
29	Lono Center	*	Maui	1973	13,700	94.8%	313	24.17
	Subtotal – Office				190,900	89.1%	$4,825	$28.86
	Total – Hawai`i Portfolio				2,967,200	93.5%	$62,937	$23.27

	* Included in Same-Store portfolio.

A&B also has a portfolio of commercial ground leases as of December 31, 2017, as follows:

Ground Leases (a)		Location (City, Island)	Acres	Property Type	Exp. Year	Next Rent Step	Step Type	ABR ($ in 000s)
#1	*	Kaneohe, Oahu	15.4	Grocery-Anchored Retail	2035	2023	FMV Reset	$2,800
#2	*	Honolulu, Oahu	2.8	Grocery-Anchored Retail	2040	2020	FMV Reset	1,344
#3	*	Wailuku, Maui	5.3	Medical Office	2021			819
#4	*	Kailua, Oahu	3.4	Grocery-Anchored Retail	2062	2022	Fixed Step	753
#5	*	Puunene, Maui	52.0	Heavy Industrial	2034	2019	Fixed Step	751
#6	*	Kaneohe, Oahu	3.7	Retail	2020	Option	FMV Reset	694
#7	*	Kailua, Oahu	1.6	Retail		Month-to-Month		565
#8	*	Kailua, Oahu	2.2	Retail	2062	2022	Fixed Step	485
#9	*	Honolulu, Oahu	0.5	Parking	2018			270
#10	*	Honolulu, Oahu	0.5	Retail	2028	2018	Fixed Step	252
#11	*	Kailua, Oahu	1.2	Retail	2022			237
#12	*	Kahului, Maui	0.8	Retail	2026	2018	Fixed Step	228
#13	*	Kahului, Maui	0.4	Office	2020	2018	Fixed Step	201
#14	*	Kailua, Oahu	3.3	Office	2037	2022	FMV Reset	200
#15	*	Kahului, Maui	0.8	Industrial	2020	2018	Fixed Step	183
#16	*	Kailua, Oahu	0.9	Retail	2033	2019	FMV Reset	181
#17	*	Kahului, Maui	0.5	Retail	2029	2018	Fixed Step	163
#18	*	Kahului, Maui	0.4	Retail	2027	2022	Fixed Step	158
#19	*	Kailua, Oahu	0.4	Retail	2022	2018	Fixed Step	130
#20	*	Kailua, Oahu	1.7	Retail	2019			130
Remainder	*	Various	19.0	Various	Various	Various	Various	1,441
Total - Hawai`i Ground Leases			116.8					$11,985

(a) Excludes intersegment ground leases, primarily from our Materials & Construction segment, which are eliminated in our consolidated results of operations.
* Included in Same-Store portfolio.

(2)    U.S. Mainland Commercial Properties
On the Mainland, A&B owns a portfolio of six commercial properties, acquired primarily by way of tax-deferred, §1031 exchanges and consisting of retail, industrial and office properties, comprising approximately 1.0 million square feet of leasable space as of December 31, 2017. The occupancy for the Mainland portfolio was 94.1 percent and 90.4 percent as of December 31, 2017 and 2016, respectively.
A&B’s Mainland commercial properties owned as of December 31, 2017 were as follows:

	Property		City/State	Year Built/ Renovated	Current GLA (sq. ft.)	Occupancy	ABR ($ in 000s)	ABR PSF
	Retail:
1	Little Cottonwood Center	*	Sandy, UT	1998, 2008	141,500	95.9%	$1,591	$11.73
2	Royal MacArthur Center	*	Dallas, TX	2006	44,900	100.0%	1,109	25.61
	Subtotal – Retail				186,400	96.9%	$2,700	$15.09

	Industrial:
3	Sparks Business Center	*	Sparks, NV	1996-1998	396,100	100.0%	2,320	6.00
	Subtotal – Industrial				396,100	100.0%	$2,320	$6.00

	Office:
4	1800 and 1820 Preston Park	*	Plano, TX	1997-1998	198,800	88.0%	$3,483	$20.20
5	Concorde Commerce Center (a)	*	Phoenix, AZ	1998	138,700	91.1%	2,641	20.96
6	Deer Valley Financial Center (b)	*	Phoenix, AZ	2001	126,600	84.6%	1,434	18.75
	Subtotal – Office				464,100	88.0%	7,558	20.16
	Total - Mainland Portfolio				1,046,600	94.1%	$12,578	$13.38

	(a) This property was subsequently sold in January 2018 for $9.5 million.
	(b) This property was subsequently sold in February 2018 for $15.0 million.
	* Included in Same-Store portfolio
(3)    Tenant Concentrations
A&B’s top ten tenants as of December 31, 2017 (ranked by ABR) were as follows:

Tenant (a)	ABR ($ in 000s)	% of Total Portfolio ABR	GLA (sq. ft.)	% of Total Portfolio GLA
Sam's Club	$3,308	4.4%	180,908	4.5%
CVS Corporation (including Longs Drugs)	2,623	3.5%	150,411	3.7%
United Healthcare Services	2,270	3.0%	108,100	2.7%
Foodland Supermarket & related companies	1,858	2.5%	112,929	2.8%
24 Hour Fitness USA	1,375	1.8%	45,870	1.1%
Albertsons Companies (including Safeway)	1,316	1.7%	168,621	4.2%
Whole Foods Market	1,210	1.6%	31,647	0.8%
Office Depot	1,138	1.5%	75,824	1.9%
Ross Dress for Less	890	1.2%	35,308	0.9%
Liberty Dialysis Hawai`i	842	1.1%	23,271	0.6%
Total	$16,830	22.3%	932,889	23.2%

(a) Excludes intersegment ground leases, primarily from our Materials & Construction segment, which are eliminated in our consolidated results of operations.

(4)    Lease Expirations
The Company’s schedule of lease expirations for its total portfolio is as follows:

Expiration Year	Number of Leases	Square Footage of Expiring Leases	% of Total Portfolio Leased GLA	ABR Expiring ($ in 000s)	% of Total Portfolio Expiring ABR
2018	154	530,808	14.1%	$9,523	11.6%
2019	152	634,441	16.9%	12,279	14.9%
2020	143	493,356	13.2%	11,297	13.7%
2021	101	477,561	12.7%	11,196	13.6%
2022	102	333,549	8.9%	9,498	11.6%
2023	44	225,549	6.0%	4,796	5.8%
2024	16	180,876	4.8%	4,617	5.6%
2025	20	58,050	1.5%	2,263	2.8%
2026	13	43,546	1.2%	1,918	2.3%
2027	13	135,756	3.6%	3,370	4.1%
Thereafter	19	273,323	7.2%	5,574	6.9%
Month-to-month	131	371,021	9.9%	5,847	7.1%
Total	908	3,757,836	100.0%	$82,178	100.0%

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

(1)    Landholdings
As of December 31, 2017, A&B and its subsidiaries owned 86,315 acres, consisting of 86,234 acres in Hawai`i and 81 acres on the U.S. Mainland as follows:

Type	Segment	Maui	Kauai	Oahu	Molokai	Hawai`i Island	Total Hawai`i Acres	Mainland	Total Acres
Land under commercial properties/ urban ground leases	CRE	96	19	184	—	15	314	81	395
Land in active development
Development for sale	Land Operations	106	—	4	—	—	110	—	110
Development for hold	CRE	9	—	—	—	—	9	—	9
Other	Land Operations	81	—	—	—	—	81	—	81
Subtotal - Land in active development		196	—	4	—	—	200	—	200
Land used in other operations	Land Operations	22	20	—	—	—	42	—	42
Urban land, not in active development/use
Developable, with full or partial infrastructure	Land Operations	149	7	—	—	—	156	—	156
Developable, with limited or no infrastructure	Land Operations	186	28	—	—	—	214	—	214
Other	Land Operations	13	7	—	—	—	20	—	20
Subtotal - Urban land, not in active development		348	42	—	—	—	390	—	390
Agriculture-related
Agriculture	Land Operations	47,769	6,358	75	—	—	54,202	—	54,202
In urban entitlement process	Land Operations	357	260	—	—	—	617	—	617
Conservation & preservation	Land Operations	15,845	13,309	509	—	—	29,663	—	29,663
Subtotal - Agriculture-related		63,971	19,927	584	—	—	84,482	—	84,482
Materials & Construction	M&C	1	—	541	264	—	806	—	806
Total Landholdings		64,634	20,008	1,313	264	15	86,234	81	86,315
The table above does not include 985 acres under joint venture development that are shown below:

Joint Venture Projects	Original Acres	Acres at December 31, 2017
Kukui'ula (Kauai, HI)	1,010	895
California joint ventures	75	75
Ka Milo (Big Island, HI)	31	8
Keala o Wailea (Maui, HI)	7	7
The Collection (Oahu, HI)	3	—
Total	1,126	985
An additional 1,068 acres on Maui, Kauai and Oahu are leased from third parties and are not included in any of the tables.

Land Designation and Water:
On Maui, the Company owns over 47,000 acres of agricultural land. Nearly 32,000 acres of these working lands, formerly farmed in sugar, have been classified by the Company as core agricultural landholdings and are being transitioned to diversified agricultural uses. This transition is expected to occur over a multi-year period.
On Kauai, approximately 3,000 acres are cultivated in coffee by Massimo Zanetti Beverage USA, Inc. on land leased from A&B. Additional acreage is leased to third-party operators, with uses ranging from seed corn cultivation to pasture land and includes sites for renewable energy generating facilities.
The Hawai`i Legislature, in 2005, passed Important Agricultural Lands (“IAL”) legislation to fulfill the State's constitutional mandate to protect agricultural lands, promote diversified agriculture, increase the state’s agricultural self-sufficiency, and assure the long-term availability of agriculturally suitable lands. In 2008, the Legislature passed a package of incentives, which was necessary to trigger the IAL system of land designation. In 2009, A&B received approval from the State Land Use Commission for the designation of over 27,000 acres on Maui and over 3,700 acres on Kauai as IAL. These designations were the result of voluntary petitions filed by A&B.
A&B holds rights to an irrigation system in West Maui, which provided approximately 13 percent of the irrigation water used by HC&S during the last ten years of its operations. A&B also owns approximately 15,000 acres of watershed lands in East Maui, which supply a portion of the irrigation water used to irrigate the core agricultural lands owned by the Company in central Maui. A&B also held four water licenses to another 30,000 acres owned by the State of Hawai`i in East Maui which, during the last ten years of its operations, have supplied approximately 56 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. For information regarding legal proceedings involving A&B’s irrigation systems, see “Legal Proceedings” below.
Planning and Zoning:
The entitlement process for development of property in Hawai`i is complex (involving numerous State and County regulatory approvals), lengthy (spanning multiple years) and costly (requiring significant expenditures for the preparation of studies and applications for approval). For example, conversion of an agriculturally-zoned parcel usually requires the following approvals:

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

(2)    Development-for-sale Projects
The Company has an active development pipeline encompassing primary residential, resort residential and industrial lots for sale across the State of Hawai`i. The following is a summary of the Company’s real estate development-for-sale portfolio as of December 31, 2017:

							($ in millions)
Project	Location	Product Type	Est. Economic Interest	Planned Units or Saleable Acres	Units/ Acres Closed	Target Sales Price Range (PSF)	Est. Total Project Cost	A&B Projected Capital Commitment (JVs Only)	A&B Gross Investment (Life to Date)
			(a)				(b)	(c)	(d)
Kahala Avenue Portfolio	Honolulu, Oahu	Residential	100%	17 acres	13.3 acres	$150-$385	$135	N/A	$134
The Collection	Honolulu, Oahu	Primary residential	90% +/-5%	465 units	460 units	$785	$285	$54	$54
Keala o Wailea (MF-11)	Wailea, Maui	Resort residential	65% +/-5%	70 units	1 unit	$600-$1,000	$67	$9	$9
Kamalani (Increment 1)	Kihei, Maui	Primary residential	100%	170 units	35 units	$400	$64	N/A	$39
Ka Milo at Mauna Lani	Kona, Hawai`i Island	Resort residential	50%	137 units	99 units	$530-$800	$131	$17	$17
The Ridge at Wailea (MF-19)	Wailea, Maui	Resort residential	100%	5 acres	1 acre	$60-$100	$10	N/A	$9
Maui Business Park (Phase II)	Kahului, Maui	Light industrial lots	100%	125 acres	34 acres	$38-$60	$77	N/A	$59
Kukui'ula (e)	Poipu, Kauai	Resort residential	85% +/- 5%	640 acres	115 acres	$40-$110	$854	$318	$313

(a) Estimated economic interest represents the Company's estimated share of distributions after return of capital contributions based on current forecasts of sales activity. Actual results could differ materially from projected results due to the timing of expected sales, increases or decreases in estimated sales prices or costs and other factors. As a result, estimated economic interests are subject to change. Further, as it relates to certain of our joint venture projects, information disclosed herein is obtained from our joint venture partners, who maintain the books and records of the related ventures.

(b) Includes land cost at book value, including capitalized interest, but excluding sales commissions and closing costs.
(c) Includes land cost at contribution value and total expected A&B capital to be contributed. The estimate includes due diligence costs and capitalized interest, but excludes capital projected to be contributed by equity partners, third-party debt, and amounts expected to be funded from project cash flows and/or buyer deposits.

(d) The book value of active development projects includes land stated at its acquisition value. In the case of development projects on A&B's historical landholdings, such as Kamalani and Maui Business Park, the value of land would be approximately $150 per acre.

(e) In addition to the main Kukui'ula project included herein, with a book value of $303 million, the Company has investments in three other Kukui'ula-related joint ventures with a combined book value of $26 million.

Kukui'ula: A&B’s largest active development project is Kukui'ula, a fully amenitized luxury resort residential master planned community in Poipu, Kauai. In April 2002, A&B entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc. ("DMB"), an Arizona-based developer of master-planned communities, for the development of Kukui'ula on acreage that consisted of historical A&B landholdings. As of December 31, 2017, total capital contributed to the project was approximately $318 million, which included $30 million representing the value of land initially contributed by the Company. As of December 31, 2017, DMB has contributed approximately $195 million.
Various vertical construction programs are being pursued at Kukui'ula in joint ventures with five third-party developers. In 2017, the joint venture recorded 15 sales of lots or homes.
Maui Business Park: Maui Business Park II (“MBP II”) represents the second phase of the Company's Maui Business Park project in Kahului, Maui. MBP II is zoned for light industrial, retail and office use. As of December 31, 2017, approximately 91 saleable acres remain available.
Wailea: The Company's landholdings related to active, development-for-sale projects in Wailea, Maui, include the following projects:

•
At the Keala o Wailea (MF-11) project, A&B’s 70 multi-family unit joint venture development with Armstrong Builders, sitework construction commenced in December 2015. As of December 31, 2017, 66 units were under binding contracts and closings commenced in the fourth quarter of 2017.

•	At the Ridge at Wailea (MF-19) project, 4 acres remain available for sale.
Kamalani: A&B’s Kamalani project is a 630-unit residential project on 95 acres in Kihei, Maui. Preliminary subdivision approval was secured in April 2015. Grading and site-work on the 170-unit Increment 1 commenced in 2016. As of December 31, 2017, 35 units were closed, and 44 units were under binding contract.
Kahala Avenue Portfolio: The Kahala Avenue Portfolio, on Oahu, was acquired for $128 million in September and December 2013, primarily consisting of 30 properties totaling 17 acres in the prestigious Kahala neighborhood of East Honolulu. Through December 31, 2017, revenue from sales totaled $146.6 million. As of December 31, 2017, 13.3 acres were sold, and 3.7 acres remain available. The six available properties include three higher-value oceanfront properties representing approximately 127,000 square feet or 78% of the total square footage available for purchase.
(3)    Renewable Energy
    A&B has renewable hydroelectric and solar facilities on the island of Kauai, operated by McBryde Resources, Inc. (“McBryde”), and has two financial investments in solar projects on Kauai and Oahu.

In 2017, McBryde produced 27,019 MWH of hydroelectric power (compared with 28,099 MWH in 2016) and 11,056 MWH of solar power from its Port Allen Solar Facility (compared with 10,700 MWH in 2016). To the extent it is not used in A&B-related operations, McBryde sells electricity to Kauai Island Utility Cooperative (“KIUC”). Power sales in 2017 amounted to 30,861 MWH (compared with 30,783 MWH in 2016).

                In 2017, the Company generated a limited amount of hydroelectric power in connection with irrigation operations to support diversified agricultural activities on Maui. The power was used in A&B-related operations. No power was sold to Maui Electric Company in 2017, as the Company's previously-existing power purchase agreement was terminated in conjunction with the cessation of sugar operations at HC&S.

C.    Materials & Construction
(1)    Quarries and Quarry Facilities
Grace owns 541 acres in Makakilo, Oahu, approximately 200 acres of which are used for its quarrying operations. Approximately 750,000 tons of rock were mined and processed by Grace in 2017. The operation of the quarry is governed by special and conditional use permits, which allow Grace to extract aggregate through 2032. Grace also owns approximately 264 acres on Molokai, which are licensed to a third-party operator for quarrying operations.
(2)     Equipment
Grace owns approximately 525 pieces of on- and off-highway rolling stock, which consist of heavy duty trucks, passenger vehicles and various road paving, quarrying and operations equipment. Additionally, Grace owns approximately 560 pieces of non-rolling stock items used in its operations, such as generators, transit tankers, light towers, message boards and nuclear gauges. The Materials & Construction segment has six rock crushing plants and seven asphaltic concrete plants (three on Oahu, one on Maui, one on Kauai, one on the Island of Hawai`i, and one on Molokai).
(3)    Backlog
As of December 31, 2017, total backlog, including the backlog of Grace, GPRS, GP/RM and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, was approximately $202.1 million, compared to $242.9 million at December 31, 2016. For purposes of calculating backlog, the entire estimated revenue attributable to Grace's consolidated subsidiaries and the entire backlog of Maui Paving, which was approximately $10.6 million and $15.0 million at December 31, 2017 and 2016, respectively, was included. Backlog represents the amount of revenue that Grace and Maui Paving expect to realize on contracts awarded or government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is deemed to be perfunctory.
The length of time that projects remain in backlog can span from a few days for a small volume of work to approximately 36 months for large paving contracts and contracts performed in phases. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders.

Employees and Labor Relations
As of December 31, 2017, A&B and its subsidiaries had 836 regular full-time employees, as compared to 808 regular full-time employees in the prior year. At the end of 2017, the Company's Materials & Construction segment employed 591 regular full-time employees.  Approximately 53 percent of A&B's employees are covered by collective bargaining agreements with unions.
The 19 bargaining unit employees at KT&S are covered by a collective bargaining agreement with the ILWU that expires on March 31, 2018.  There are two collective bargaining agreements with 18 A&B Fleet Services employees on the Big Island and Kauai, represented by the ILWU.  Both the Kauai and Big Island agreements expire on August 31, 2020.
A collective bargaining agreement with the International Union of Operating Engineers AFL-CIO, Local Union 3 (“IUOE”) covers 197 of Grace’s employees, who are primarily classified as heavy-duty equipment operators, paving construction site workers, quarry workers, truck drivers and mechanics. The agreement expires on September 2, 2019.
Collective bargaining agreements with Laborers International Union of North America Local 368 (“Laborers”) cover 201 Grace employees. The traffic and rentals Laborers’ agreement expires on August 31, 2018; the precast/prestress concrete Laborers’ agreement expires on August 31, 2019; and the Laborers' agreement with fence, guardrail and sign installation workers expires on September 30, 2019.
A collective bargaining agreement with the Hawai`i Regional Council of Carpenters, United Brotherhood of Carpenters and Joiners of America, and its Affiliated Local Unions and General Contractors Labor Association and the Building Industry Labor Association of Hawai`i (“Carpenters”) cover six Grace employees.  The Carpenters agreement expires on August 31, 2019.
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
Risks Related to REIT Status
Qualification as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986 (“Code”).
Qualification as a REIT involves the application of highly technical and complex Code provisions to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control.

There are only limited judicial and administrative interpretations of these provisions. Even a technical or inadvertent violation could jeopardize our REIT qualification.
If we fail to remain qualified as a REIT, we would be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.
We have determined that we operated in compliance with the REIT requirements commencing with the taxable year ended December 31, 2017. Our qualification and taxation as a REIT depends on our ability to meet, on a continuing basis, various requirements concerning, among other things, the sources of our income, the nature of our assets, the diversity of our share ownership and the amounts we distribute to our shareholders. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Although we intend to operate in a manner consistent with the REIT requirements, we cannot assure you that we will remain so qualified.
If, in any taxable year, we fail to qualify as a REIT, we would be subject to U.S. federal and state income tax (including, for the 2017 taxable year, any applicable alternative minimum tax) on our taxable income at regular corporate rates, and we would not be allowed a deduction for distributions to shareholders in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which, in turn, could have an adverse impact on the value of our common stock. In addition, unless we are entitled to relief under certain Code provisions, we also would be disqualified from re-electing REIT status for the four taxable years following the year in which we failed to qualify as a REIT. However, for taxable years that begin after December 31, 2017 and before January 1, 2026, shareholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT, subject to certain limitations.
Our significant use of taxable REIT subsidiaries (“TRSs”) may cause us to fail to qualify as a REIT.
The net income of our TRSs is not required to be transferred to us, and such TRS income that is not transferred to us is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets, to represent more than 25% of the fair market value of our total assets, or causes the fair market value of our TRS securities alone to exceed 25% (or, for 2018 and subsequent taxable years, 20%) of the fair market value of our total assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT.
Complying with the REIT requirements may cause us to sell assets or forgo otherwise attractive investment opportunities.
To qualify as a REIT, we must continually satisfy various requirements concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. For example, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of some combination of “real estate assets” (as defined in the Code), cash, cash items and U.S. government securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to sell assets or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing our income, amounts available for distribution to our shareholders and amounts available for making payments on our indebtedness.
We may be required to borrow funds, sell assets or raise equity to satisfy our REIT distribution requirements, which could adversely affect our ability to execute our business plan and grow.
We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to qualify as a REIT. To the extent that we satisfy this distribution requirement and qualify as a REIT but distribute less than 100% of our REIT taxable income, including any net capital gains, we will be subject to tax at ordinary corporate tax rates on the retained portion. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.
From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity or adversely impact our ability to raise short- and long- term debt. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures and further growth and expansion initiatives. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
Whether we issue equity, at what price and the amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then-existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock owned by our existing shareholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences and privileges senior to those of our current shareholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares to raise the capital we deem necessary to execute our long-term strategy, and our shareholders may experience dilution in the value of their shares as a result.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividends. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, for taxable years that begin after December 31, 2017 and before January 1, 2026, shareholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT, subject to certain limitations.
The REIT ownership limitations and transfer restrictions contained in our articles of incorporation may restrict or prevent you from engaging in certain transfers of our common stock, and could have unintended antitakeover effects.
For us to satisfy the REIT requirements, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2018 taxable year. In addition, our capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year beginning with our 2018 taxable year. Among other things, our articles of incorporation generally restrict shareholders from owning more than 9.8% of our outstanding shares. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the stock ownership limits. These ownership limitations may prevent you from engaging in certain transfers of our common stock.
Furthermore, the ownership limitations and transfer restrictions contained in our articles of incorporation may delay, deter or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interests of our shareholders. As a result, the overall effect of the ownership limitations and transfer restrictions may be to render more difficult or discourage any attempt to acquire us, even if such acquisition may be favorable to the interests of our shareholders. This potential inability to obtain a premium could reduce the price of our common stock.
Our cash distributions are not guaranteed and may fluctuate.
A REIT generally is required to distribute at least 90% of its REIT taxable income to its shareholders (determined without regard to the dividends paid deduction and excluding any net capital gains). Generally, we expect to distribute all or substantially all of our REIT taxable income, including net capital gains, so as to not be subject to the income or excise tax on undistributed REIT taxable income. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions, that may impose limitations on cash payments and plans for future acquisitions and divestitures. Consequently, our distribution levels may fluctuate.
Certain of our business activities may be subject to corporate level income tax and other taxes, which would reduce our cash flows, and would cause potential deferred and contingent tax liabilities.
Our TRS assets and operations will continue to be subject to U.S. federal income taxes at regular corporate rates. We may also be subject to a variety of other taxes, including payroll taxes and state, local, and foreign income, property, transfer and other taxes on assets and operations. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. We also could incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis, or we also could be subject to tax in situations and on transactions not presently contemplated. Any of these taxes would decrease our earnings and our available cash.
If we dispose of an asset held at the REIT level during our first five years as a REIT, we also will be subject to a federal corporate level tax on the gain recognized from such sale, up to the amount of the built-in gain that existed on January 1, 2017, which is based on the fair market value of such asset in excess of our tax basis in such asset as of January 1, 2017. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.
In addition, the IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable years prior to the time we qualified as a REIT, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could cause us to pay an additional taxable distribution to our shareholders after the relevant determination.
The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of our trade or business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.
We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

Changes to U.S. federal and state income tax laws could materially affect us and our stockholders.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common equity. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. The recently enacted Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers.

The effect of these, and the many other, changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common equity and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the effect and timing of which cannot be predicted and may be adverse to us or our stockholders.

You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock.
Changes to the Hawai`i tax code could result in increased state-level taxation of REITs doing business in Hawai`i or mandated state-level withholding of taxes on REIT dividends.
The Hawai`i State legislature has recently considered legislation that would eliminate the REIT dividends paid deduction for Hawai`i State income tax purposes for income generated in Hawai`i for a number of years or permanently. Such a repeal could result in double taxation of REIT income in Hawai`i under the Hawai`i tax code, reduce returns to shareholders and make our stock less attractive to investors, which could in turn lower the value of our stock. The Hawai`i State legislature also has considered mandating withholding of Hawai`i State income tax on dividends paid to out-of-state shareholders. Such shareholders may not be able to receive a credit of these taxes from their home state, thereby resulting in double taxation of such dividends. This could reduce returns to shareholders and make our stock less attractive to investors, which could in turn lower the value or our stock.

The ability of our board of directors to revoke our REIT qualification, without shareholder approval, may cause adverse consequences to our shareholders.
Our articles of incorporation provide that the board of directors may revoke or otherwise terminate our anticipated REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income, and we will be subject to U.S. federal income tax at regular corporate rates, which may have adverse consequences on our total return to our shareholders.
We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow and ability to satisfy debt service obligations, as well as the per share trading price of our common stock.
We have begun operating in compliance with the REIT requirements for the taxable year ended December 31, 2017. Accordingly, our senior management team has limited experience operating a REIT, and we cannot assure you that our past operating experience will be sufficient to operate our company successfully as a REIT. Our limited experience operating as a REIT could, by adversely affecting our ability to remain qualified as a REIT or otherwise, adversely affect our financial condition, results of operations, cash flow and ability to satisfy debt service obligations, as well as the per share trading price of our common stock.
Our articles of incorporation contains restrictions on the ownership and transfer of our stock, though they may not be successful in preserving our qualification for taxation as a REIT.
For us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. In addition, a person actually or constructively owning 10% or more of the vote or value of the shares of our capital stock could lead to a level of affiliation between the Company and one or more of its tenants that could cause our revenues from such affiliated tenants to not qualify as rents from real property. Subject to certain exceptions, our articles of incorporation prohibit any stockholder from owning beneficially or constructively more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock.

We refer to these restrictions collectively as the “ownership limits” and we included them in our articles of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our articles of incorporation contain the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to enforce the ownership limits. If the restrictions in our articles of incorporation are not effective and as a result we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
Risks Related to Our Business
Changes in economic conditions may result in a decrease in market demand for our real estate assets in Hawai`i and the Mainland and our materials and construction products.
Our business, including our assets and operations, is concentrated in Hawai`i. A weakening of economic drivers in Hawai`i, which include tourism, military and consumer spending, public and private construction starts and spending, personal income growth, and employment, or the weakening of consumer confidence, market demand, or economic conditions on the Mainland, may adversely affect the demand for or sale of Hawai`i real estate, the level of real estate leasing activity in Hawai`i and on the Mainland, and demand for our materials and construction products. In addition, an increase in interest rates or other factors could reduce the market value of our real estate holdings, as well as increase the cost of buyer financing that may reduce the demand for our real estate assets.
 We may face new or increased competition.
There are numerous other developers, buyers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with us for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers of properties. Intense competition could lead to increased vacancies, increased tenant incentives, decreased rents, sales prices or sales volume, or lack of development opportunities.
Our wholly owned subsidiary Grace Pacific LLC (“Grace” or “Grace Pacific”) competes in an industry that favors the lowest bid. Increasing competitive market conditions, including out-of-state or new in-state contractors competing for a limited number of projects available, could adversely impact our results of operations through market share erosion due to lost bids, as well as lower pricing and thus lower margins realized on successful bids. Grace also mines aggregate and imports asphalt for sale. Grace’s customers could seek alternative sources of supply, similar to some of its competitors that are importing liquid asphalt and aggregate.
We may face potential difficulties in obtaining operating and development capital.
The successful execution of our strategy requires substantial amounts of operating and development capital. Sources of such capital could include banks, life insurance companies, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint venture partners. If our credit profile deteriorates significantly, our access to the debt capital markets or our ability to renew our committed lines of credit may become restricted, the cost to borrow may increase, or we may not be able to refinance debt at the same levels or on the same terms. Further, we rely on our ability to obtain and draw on a revolving credit facility to support our operations. Volatility in the credit and financial markets or deterioration in our credit profile may prevent us from accessing funds. There is no assurance that any capital will be available on terms acceptable to us or at all to satisfy our short or long-term cash needs.
We may raise additional capital in the future on terms that are more stringent to us, that could provide holders of new issuances rights, preferences and privileges that are senior to those currently held by our common stockholders, or that could result in dilution of common stock ownership.
To execute our business strategy, we may require additional capital. If we incur additional debt or raise equity, the terms of the debt or equity issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than currently in place. If we issue additional common equity, either through public or private offerings or rights offerings, your percentage ownership in us would decline if you do not participate on a ratable basis.
Failure to comply with certain restrictive financial covenants contained in our credit facilities could impose restrictions on our business segments, capital availability or the ability to pursue other activities.
Our credit facilities and term debt contain certain restrictive financial covenants. If we breach any of the covenants and such breach is not cured in a timely manner or waived by the lenders, and results in default, our access to credit may be limited or terminated and the lenders could declare any outstanding amounts immediately due and payable.
Increasing interest rates would increase our overall interest expense.
Interest expense on our floating-rate debt ($75.9 million as of December 31, 2017) would increase if interest rates rise. Additionally, the interest expense associated with fixed-rate debt could rise in future periods when the debt matures and is refinanced. Furthermore, the value of our commercial real estate portfolio and the market price of our stock could decline if market interest rates increase and investors seek alternative investments with higher distribution rates.
 Our significant operating agreements and leases could be replaced on less favorable terms or may not be replaced.
Our various businesses have significant operating agreements and leases that expire at various points in the future. These agreements and leases may not be renewed or could be replaced on less favorable terms.
An increase in fuel prices may adversely affect our operating environment and costs.
Fuel prices have a direct impact on the health of the Hawai`i economy. Increases in the price of fuel may result in higher transportation costs to Hawai`i and adversely affect visitor counts and the cost of goods shipped to Hawai`i, thereby affecting the strength of the Hawai`i economy and its consumers. Increases in fuel costs also can lead to other non-recoverable, direct expense increases to us through, for example, increased costs of energy and petroleum-based raw materials used in the production of aggregate, and the manufacture, transportation, and placement of hot mix asphalt. Increases in energy costs for our leased real estate portfolio are typically recovered from lessees, although our share of energy costs increases as a result of lower occupancies, and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices also may increase the cost of construction, including delivery costs to Hawai`i, and the cost of materials that are petroleum-based, thus affecting our real estate development projects and margins.
Noncompliance with, or changes to, federal, state or local law or regulations may adversely affect our business.
We are subject to federal, state and local laws and regulations, including government rate, land use, environmental and tax regulations. Noncompliance with, or changes to, the laws and regulations governing our business could impose significant additional costs on us and adversely affect our financial condition and results of operations. For example, the real estate segments are subject to numerous federal, state and local laws and regulations, which, if changed, or not complied with may adversely affect our business. We frequently utilize §1031 of the Code to defer taxes when selling qualifying real estate and reinvesting the proceeds in replacement properties. This often occurs when we sell bulk parcels of land in Hawai`i or commercial properties in Hawai`i or on the Mainland, all of which typically have a very low tax basis. A repeal of or adverse amendment to §1031 of the Code, which has often been considered by Congress, could impose significant additional costs on us. We are subject to Occupational Safety and Health Administration regulations, Environmental Protection Agency regulations, and state and county permits related to our operations. The Materials & Construction segment is additionally subject to Mine Safety and Health Administration regulations. The Land Operations segment is subject the Hawai`i Public Utilities Commission’s regulation of agreements between us and Hawai`i’s utilities regarding the sale of electric power, and various county, state and federal environmental laws, regulations and permits governing farming operations and generation of electricity (including, for example, the use of pesticides).
Changes to, or our violation of or inability to comply with any of the laws, regulations and permits mentioned above could increase our operating costs or ability to operate the affected line of business.
Work stoppages or other labor disruptions by our unionized employees or those of other companies in related industries may increase operating costs or adversely affect our ability to conduct business.
As of December 31, 2017, approximately 53 percent of our regular full-time employees were covered by collective bargaining agreements with unions. We may be adversely affected by actions taken by our employees or those of other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of our failure or that of other companies in our industry to negotiate collective bargaining agreements with such unions successfully. For example, in our Materials & Construction segment, a labor disruption resulting from a unionized workforce stoppage may significantly impede our production and ability to complete projects that are in process. Additionally, in our Land Operations segment, we may be unable to complete construction of a development-for-sale project if building materials or labor are unavailable due to labor disruptions in the relevant trade groups.
The loss of or damage to key vendor and customer relationships may impact our ability to conduct business and adversely affect our profitability.
Our business is dependent on our relationships with key vendors, customers and tenants. The loss of or damage to any of these key relationships may impact our ability to conduct business and adversely affect our profitability.
Interruption, breaches or failure of our information technology and communications systems could impair our ability to operate, adversely affect our profitability and damage our reputation.
We are dependent on information technology systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns and cybersecurity-threatening intrusions. Further, we may experience failures caused by the occurrence of a natural disaster or other unanticipated problems at our facilities. Any failure, or security breaches, of our systems could result in interruptions in our service or production, increased cost, lower profitability and damage to our reputation.
We are susceptible to weather and natural disasters.
Our Commercial Real Estate and Land Operations segments are vulnerable to natural disasters, such as hurricanes, earthquakes, tsunamis, floods, fires, tornadoes and unusually heavy or prolonged rain, which could cause personal injury and loss of life. In addition, natural disasters could damage our real estate holdings, which could result in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, and could have an adverse effect on our ability to develop, lease and sell properties. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of owning or developing our properties.

Drought, greater than normal rainfall, hurricanes, low-wind conditions, earthquakes, tsunamis, floods, fires, other natural disasters, agricultural pestilence, or negligence or intentional malfeasance by individuals, may also adversely impact the conditions of the land and thereby harming the prospects for the Land Operations segment, including agribusiness-related activities, our renewable energy operations, and our land infrastructure and facilities, including dams and reservoirs.
For the Materials & Construction segment, because nearly all of the segment’s activities are performed outdoors, its operations are substantially dependent on weather conditions. For example, periods of wet or other adverse weather conditions could interrupt paving activities, resulting in delayed or loss of revenue, under-utilization of crews and equipment and less efficient rates of overhead recovery. Adverse weather conditions also restrict the demand for aggregate products, increase aggregate production costs and impede its ability to efficiently transport material.
We maintain casualty insurance under policies we believe to be adequate and appropriate. These policies are generally subject to large retentions and deductibles. Some types of losses, such as losses resulting from physical damage to dams, generally are not insured. In some cases we retain the entire risk of loss because it is not economically prudent to purchase insurance coverage or because of the perceived remoteness of the risk. Other risks are uninsured because insurance coverage may not be commercially available. Finally, we retain all risk of loss that exceeds the limits of our insurance.
Heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism and other acts of violence may adversely impact our operations and profitability.
As our business is concentrated in Hawai`i, an attack on Hawai`i as a result of war or terrorism may severely or irreparably harm the Company, including our real estate holdings, our facilities and information technology systems, and personnel.
War, geopolitical instability, terrorist attacks and other acts of violence may also cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawai`i, thereby adversely affecting

Hawai`i’s economy and us. Future terrorist attacks could also increase the volatility in the U.S. and worldwide financial markets
 Loss of our key personnel could adversely affect our business.
Our future success will depend, in significant part, upon the continued services of our key personnel, including our senior management and skilled employees. The loss of the services of key personnel could adversely affect our future operating results because of such employee’s experience, knowledge of our business and relationships. If key employees depart, we may have to incur significant costs to replace them, and our ability to execute our business model could be impaired if we cannot replace them in a timely manner. We do not maintain key person insurance on any of our personnel.
We are subject to, and may in the future be subject to, disputes, legal or other proceedings, or government inquiries or investigations, that could have an adverse effect on us.
The nature of our business exposes us to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to labor and employment matters, contractual disputes, personal injury and property damage, environmental matters, construction litigation, business practices, and other matters, as discussed in the other risk factors disclosed in this section. These disputes, individually or collectively, could harm our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by us. As a real estate developer, we may face warranty and construction defect claims, as described below under “Risks Relating to Our Land Operations Segment.”
Changes in the value of pension assets, or a change in pension law or key assumptions, may result in increased expenses or plan contributions.
The amount of our employee pension and postretirement benefit costs and obligations are calculated on assumptions used in the relevant actuarial calculations. Adverse changes in any of these assumptions due to economic or other factors, changes in discount rates, higher health care costs, or lower actual or expected returns on plan assets, may result in increased cost or required plan contributions. In addition, a change in federal law, including changes to the Employee Retirement Income Security Act and Pension Benefit Guaranty Corporation premiums, may adversely affect our single-employer pension plans and plan funding. These factors, as well as a decline in the fair value of pension plan assets, may put upward pressure on the cost of providing pension and medical benefits and may increase future pension expense and required funding contributions. Although we have actively sought to control increases in these costs, there can be no assurance that we will be successful in limiting future cost and expense increases.
Risks Relating to Our Commercial Real Estate Segment
We are subject to risks associated with real estate construction and development.
Our redevelopment and development-for-hold projects are subject to risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include, but are not limited to:

•	our inability to secure sufficient financing or insurance on favorable terms, or at all;

•	construction delays, defects, or cost overruns, which may increase project development costs;

•	an increase in commodity or construction costs, including labor costs;

•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;

•	an inability to obtain, or a significant delay in obtaining, zoning, construction, occupancy and other required governmental permits and authorizations;

•
difficulty in complying with local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities, water quality, as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats;

•	insufficient infrastructure capacity or availability (e.g., water, sewer and roads) to serve the needs of our projects;

•	an inability to secure tenants necessary to support the project or maintain compliance with debt covenants;

•	failure to achieve or sustain anticipated occupancy levels;

•	condemnation of all or parts of development or operating properties, which could adversely affect the value or viability of such projects; and

•	instability in the financial industry could reduce the availability of financing.

Significant instability in the financial industry like that experienced during the financial crisis of 2008-2009, may result in, among other things, declining property values and increasing defaults on loans. This, in turn, could lead to increased regulations, tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Deterioration in the credit environment may also impact us in other ways, including the credit or solvency of vendors, tenants, or joint venture partners, the ability of partners to fund their financial obligations to joint ventures and our access to mortgage financing for our own properties.
We are subject to a number of factors that could cause leasing rental income to decline.
We own a portfolio of commercial income properties. Factors that may adversely affect the portfolio’s profitability include, but are not limited to:

•	a significant number of our tenants are unable to meet their obligations;

•	increases in non-recoverable operating and ownership costs;

•	we are unable to lease space at our properties when the space becomes available;

•	the rental rates upon a renewal or a new lease are significantly lower than prior rents or do not increase sufficiently to cover increases in operating and ownership costs;

•	the providing of lease concessions, such as free or discounted rents and tenant improvement allowances; and

•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues at the property.
The bankruptcy of key tenants may adversely affect our cash flows and profitability.
We may derive significant cash flows and earnings from certain key tenants. If one or more of these tenants declares bankruptcy or voluntarily vacates from the leased premise and we are unable to re-lease such space or to re-lease it on comparable or more favorable terms, we may be adversely impacted. Additionally, we may be further adversely impacted by an impairment or “write-down” of intangible assets, such as lease-in-place value, favorable lease asset, or a deferred asset related to straight-line lease rent, associated with a tenant bankruptcy or vacancy.
Our financial results are significantly influenced by the economic growth and strength of Hawai`i.
All of our redevelopment and development-for-hold activity is conducted in Hawai`i. Consequently, the growth and strength of Hawai`i’s economy has a significant impact on the demand for our real estate development projects. As a result, any adverse change to the growth or health of Hawai`i’s economy could have an adverse effect on our commercial real estate business.
 The value of our development-for-hold projects and commercial properties is affected by a number of factors.
We have significant investments in various commercial real estate properties and development-for-hold projects. Weakness in the real estate sector, especially in Hawai`i, difficulty in obtaining or renewing project-level financing, and changes in our investment and redevelopment and development-for-hold strategy, among other factors, may affect the fair value of these real estate assets. If the undiscounted cash flows of our commercial properties or redevelopment or development-for-hold projects were to decline below the carrying value of those assets, we would be required to recognize an impairment loss if the fair value of those assets were below their carrying value.
Risks Relating to Our Land Operations Segment
We are subject to risks associated with real estate construction and development.
Our development-for-sale projects are subject to risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include, but are not limited to:

•	our inability or that of buyers to secure sufficient financing or insurance on favorable terms, or at all;

•	construction delays, defects, or cost overruns, which may increase project development costs;

•	an increase in commodity or construction costs, including labor costs;

•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;

•	an inability to obtain, or a significant delay in obtaining, zoning, construction, occupancy and other required governmental permits and authorizations;

•
difficulty in complying with local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities, affordable housing and water quality, as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats;

•	insufficient infrastructure capacity or availability (e.g., water, sewer and roads) to serve the needs of our projects;

•	an inability to secure buyers necessary to support the project or maintain compliance with debt covenants;

•	failure to achieve or sustain anticipated sales levels;

•	buyer defaults, including defaults under executed or binding contracts;

•	condemnation of all or parts of development or operating properties, which could adversely affect the value or viability of such projects;

•	an inability to sell our constructed inventory; and

•	instability in the financial industry could reduce the availability of financing.
Significant instability in the financial industry like that experienced during the financial crisis of 2008-2009, may result in, among other things, declining property values and increasing defaults on loans. This, in turn, could lead to increased regulations, tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Fewer loan products and strict loan qualifications make it more difficult for borrowers to finance the purchase of units in our projects. Additionally, more stringent requirements to obtain financing for buyers of commercial properties make it significantly more difficult for us to sell commercial properties and may negatively impact the sales prices and other terms of such sales. Deterioration in the credit environment may also impact us in other ways, including the credit or solvency of customers, vendors, or joint venture partners, the ability of partners to fund their financial obligations to joint ventures and our access to mortgage financing for our own properties.
Governmental entities have adopted or may adopt regulatory requirements that may restrict our development activity.
We are subject to extensive and complex laws and regulations that affect the land development process, including laws and regulations related to zoning and permitted land uses. Government entities have adopted or may approve regulations or laws that could negatively impact the availability of land and development opportunities within those areas. It is possible that increasingly stringent requirements will be imposed on developers in the future that could adversely affect our ability to develop projects in the affected markets or could require that we satisfy additional administrative and regulatory requirements, which could delay development progress or increase the development costs to us.
Real estate development projects are subject to warranty and construction defect claims in the ordinary course of business that can be significant.
In our development-for-sale projects, we are subject to warranty and construction defect claims arising in the ordinary course of business. The amounts payable under these claims, both in legal fees and remedying any construction defects, can be significant and could exceed the profits made from the project. As a consequence, we may maintain liability insurance, obtain indemnities and certificates of insurance from contractors generally covering claims related to workmanship and materials, and create warranty and other reserves for projects based on historical experience and qualitative risks associated with the type of project built. Because of the uncertainties inherent in these matters, we cannot provide any assurance that our insurance coverage, contractor arrangements and reserves will be adequate to address some or all of our warranty and construction defect claims in the future. For example, contractual indemnities may be difficult to enforce, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered and the availability of liability insurance for construction defects could be limited or costly. Accordingly, we cannot provide any assurance that such coverage will be adequate, available at an acceptable cost, or available at all.
We are involved in joint ventures and subject to risks associated with joint venture relationships.
We are involved in joint venture relationships and may initiate future joint venture projects. A joint venture involves certain risks such as, among others:

•	we may not have voting control over the joint venture;

•	we may not be able to maintain good relationships with our venture partners;

•	the venture partner at any time may have economic or business interests that are inconsistent with our economic or business interests;

•
the venture partner may fail to fund its share of capital for operations and development activities or to fulfill its other commitments, including providing accurate and timely accounting and financial information to us;

•	the joint venture or venture partner could lose key personnel;

•
the venture partner could become insolvent, requiring us to assume all risks and capital requirements related to the joint venture project, and any resulting bankruptcy proceedings could have an adverse impact on the operation of the project or the joint venture; and

•
we may be required to perform on guarantees we have provided or agree to provide in the future related to the completion of a joint venture’s construction and development of a project, joint venture indebtedness, or on indemnification of a third party serving as surety for a joint venture’s bonds for such completion.

Our financial results are significantly influenced by the economic growth and strength of Hawai`i.
Virtually all of our real estate development activity is conducted in Hawai`i. Consequently, the growth and strength of Hawai`i’s economy has a significant impact on the demand for our real estate development projects. As a result, any adverse change to the growth or health of Hawai`i’s economy could have an adverse effect on our real estate business.
The value of our development projects is affected by a number of factors.
We have significant investments in various development projects and joint venture investments. Weakness in the real estate sector, especially in Hawai`i, difficulty in obtaining or renewing project-level financing, and changes in our investment and development strategy, among other factors, may affect the fair value of these real estate assets owned by us or by our joint ventures. If the fair value of our joint venture development projects were to decline below the carrying value of those assets, and that decline was other-than-temporary, we would be required to recognize an impairment loss. Additionally, if the undiscounted cash flows of our development projects were to decline below the carrying value of those assets, we would be required to recognize an impairment loss if the fair value of those assets were below their carrying value.
Our ability to use or lease agricultural lands for agricultural purposes may be limited by government regulation.
Given the large scale of our agricultural landholdings on Maui and Kauai, many of the third parties to whom we lease land for agricultural purposes may be characterized as large scale commercial agricultural operations. Legislation passed on Kauai placed restrictions on the ability of such operations to use land within specified distances of highways, schools, oceans, streams, residences, parks, care homes, hospitals and other similar uses, to grow crops other than ground cover. This legislation also put significant restrictions regarding, and public notification obligations concerning, pesticide use on such operations and limited their ability to use genetically modified organism (GMO) crops. On Maui, similar legislation passed by a voter initiative placed a moratorium on the ability to farm GMO crops. In November 2016, the Kauai and Maui legislation was invalidated by the courts. If additional legislative agricultural restrictions are passed, such as restrictions on the use of pesticides, our ability to use or lease lands for large scale agricultural purposes, and any rents that we can achieve for those lands, may be adversely affected.
The transition to a diversified agricultural model is subject to both the risks affecting the business generally and the inherent difficulties associated with implementing and executing the strategy.
Our ability to transition to a new diversified model and improve the operating results depends upon a number of factors, including:

•
the extent to which management has properly understood and is able to manage the dynamics and demands of the various farming operations comprising the diversified agricultural model, in which we may have limited or no prior experience;

•	the ability to secure applicable permits and/or licenses from governmental agencies that may be necessary for executing the strategy;

•
the ability to respond to any unanticipated changes in expected cash flows, liquidity, cash needs and cash expenditures with respect to the new diversified model, including our ability to obtain any additional financing or other liquidity enhancing transactions, if and when needed;

•	the ability to execute strategic initiatives in a cost-effective manner, including identifying business partners to explore potential opportunities; and

•
our ability to access adequate, affordable and uninterrupted sources of water (see the “The lack of water for agricultural irrigation could adversely affect the operations and profitability of the Land Operations segment” risk factor below).

Commercial agriculture is challenged in Hawaii, as in other U.S. jurisdictions, due to various factors, including high production costs, a shrinking farm labor base, and community opposition to conventional farming techniques, which include the use of legally approved chemical pesticides and fertilizers and the concentrated presence of livestock. These factors could impact our ability to successfully transition to diversified agriculture, and could similarly affect the success of leasehold tenant farmers on our agricultural lands.

There is no assurance that we will be able to effectively implement and execute a new diversified agricultural model, which could have an adverse impact on our results of operations.
The diversified agricultural model may not achieve the financial results expected.
We are currently evaluating several categories of replacement agricultural activities in the transition to the diversified model, including but not limited to energy crops, agroforestry, grass finished livestock operations, diversified food crops/agricultural park, and orchard crops. There is no assurance that our replacement agricultural activities will be economically feasible or improve the Land Operations segment’s operating results.
Agricultural land is illiquid and difficult to value.

Even if qualified farm lessees can be identified and engaged in leases, agricultural operations are high risk by nature and turnover can be expected. From a landlord’s perspective, agricultural leases produce only modest rents that could imply a valuation of the land that could materially understate other methods of appraising asset value.

Our power sales contracts could be replaced on less favorable terms or may not be replaced.
Our power sales contracts expire at various points in the future and may not be replaced or could be replaced on less favorable terms, which could adversely affect Land Operations profitability.
The market for power sales in Hawai`i is limited.
The power distribution systems in Hawai`i are small and island-specific; currently, there is no ability to move power generated on one island to any other island. In addition, Hawai`i law generally limits the ability of independent power producers, such as us, to sell their output to firms other than the respective utilities on each island, without themselves becoming utilities and subject to the State’s Public Utilities Commission (PUC) regulation. Further, any sales of electricity by us to the utilities on each island are subject to the approval of the PUC. Unlike some areas in the Mainland, Hawai`i’s independent power producers have no ability to use utility infrastructure to transfer power to other locations.
The lack of water for agricultural irrigation could adversely affect the operations and profitability of the Land Operations segment.
It is crucial for our land to have access to sufficient, reliable and affordable sources of water in order to conduct any agricultural activity. On Maui, there are regulatory and legal challenges to our ability to divert water from streams. In addition, access to water is subject to weather patterns that cannot reliably be predicted. If we are limited in our ability to divert stream waters for our use or there is insufficient rainfall on an extended basis, this would have a significant, adverse effect on the utility of the land and our ability to employ the land in active agricultural use.
Governmental entities have adopted or may adopt regulatory requirements related to our dams, reservoirs, and other water infrastructure that may adversely affect our operations.
We are subject to inspections and regulations that apply to certain of our dams, reservoirs, and other water infrastructure. Certain of these facilities have deficiencies noted by the State of Hawaii, which we are working with the regulators to resolve. It is possible that current or future requirements imposed on landowners and dam owners/operators may require that we satisfy additional administrative and regulatory requirements and thereby increase the holding costs to us and/or decrease the operational utility of the subject facilities.

Risks Relating to Our Materials & Construction Segment
Our Materials & Construction segment’s revenue growth and profitability are dependent on factors outside of our control.
Our Materials & Construction segment’s ability to grow its revenues and improve profitability is dependent on factors outside of our control, which include, but are not limited to:

•
decreased government funding for infrastructure projects (see the “Economic downturns or reductions in government funding of infrastructure projects could reduce our revenues and profits from our materials and construction businesses.” risk factor below);

•	reduced spending by private sector customers resulting from poor economic conditions in Hawai`i;

•	an increased number of competitors;

•	less success in competitive bidding for contracts;

•	a decline in transportation and logistical costs, which may result in customers purchasing material from sources located outside of Hawai`i in a more cost-efficient manner;

•	limitations on access to necessary working capital and investment capital to sustain growth; and

•	inability to hire and retain essential personnel and to acquire equipment to support growth.
Economic downturns or reductions in government funding of infrastructure projects could reduce our revenues and profits from our materials and construction businesses.
The segment’s products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads, airport runways and similar projects. Our materials and construction businesses, including our aggregates business, are highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. We cannot be assured of the existence, amount and timing of appropriations for spending on these and other future projects, including state and federal spending on roads and highways. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects (including federal funding), and other competing priorities for available state, local and federal funds. State spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding. The segment is reliant upon contracts with the City and County of Honolulu, the State of Hawai`i and the Federal Government for a significant portion of its revenues. If revenues and profits are impacted by economic downturns or reductions in government funding, the segment’s long-lived assets and goodwill may become impaired.
We may face community opposition to the operation or expansion of quarries or other facilities.
Quarries and other segment facilities require special and conditional use permits to operate. Permitting and licensing applications and proceedings and regulatory enforcement proceedings are all matters open to public scrutiny and comment. In addition, the Makakilo quarry is adjacent to residential areas and heavy equipment and explosives are used in the mining process. As a result, from time to time, our Materials & Construction segment operations may be subject to community opposition and adverse publicity that may have a negative effect on operations and delay or limit any future expansion or development of segment operations.
Our materials and construction businesses operate only in Hawai`i, and adverse changes to the economy and business environment in Hawai`i could adversely affect operations and profitability.
Because our operations are concentrated in a specific geographic location, our materials and construction businesses are susceptible to fluctuations in operations and profitability caused by changes in economic or other conditions in Hawai`i.
Significant contracts may be canceled or we may be disqualified from bidding for new contracts.
Governmental entities typically have the right to cancel their contracts with our construction businesses at any time with payment generally only for the work already completed plus a negotiated compensatory overhead recovery amount. In addition, our construction businesses could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities, such as maintaining an acceptable safety record.

If our materials and construction businesses are unable to accurately estimate the overall risks, requirements or costs when bidding on or negotiating a contract that we are ultimately awarded, the segment may achieve a lower than anticipated profit or incur a loss on the contract.
The majority of the Materials & Construction segment’s revenues are derived from “quantity pricing” (fixed unit price) contracts. Approximately 19 percent of 2017 segment revenues and backlog are derived from “lump sum” (fixed total price) contracts. Quantity pricing contracts require the provision of line-item materials at a fixed unit price based on approved quantities irrespective of actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of actual quantities or actual costs. Expected profits on contracts are realized only if costs are accurately estimated and then successfully controlled. If cost estimates for a contract are inaccurate, or if the contract is not performed within cost estimates, then cost overruns may result in losses or cause the contract not to be as profitable as expected.
If our materials and construction businesses are unable to attract and retain key personnel and skilled labor, or encounter labor difficulties, the ability to bid for and successfully complete contracts may be negatively impacted.
The ability to attract and retain reliable, qualified personnel is a significant factor that enables our materials and construction businesses to successfully bid for and profitably complete their work. This includes members of management, project managers, estimators, supervisors, and foremen. The segment’s future success also will depend on its ability to hire, train and retain, or to attract, when needed, highly skilled management personnel. If competition for these employees is intense, it could be difficult to hire and retain the personnel necessary to support operations. If we do not succeed in retaining our current employees and attracting, developing and retaining new highly skilled employees, segment operations and future earnings may be negatively impacted.
A majority of segment personnel are unionized. Any work stoppage or other labor dispute involving unionized workforce, or inability to renew contracts with the unions, could have an adverse effect on operations.
Our construction and construction-related businesses may fail to meet schedule or performance requirements of our paving contracts.
Asphalt paving contracts have penalties for late completion. In most instances, projects must be completed within an allotted number of business or calendar days from the time the notice to proceed is received, subject to allowances for additional days due to weather delays or additional work requested by the customer. If our construction businesses subsequently fail to complete the project as scheduled, we may be responsible for contractually agreed-upon liquidated damages, an amount assessed per day beyond the contractually allotted days, at the discretion of the customer. Under these circumstances, the total project cost could exceed original estimates and could result in a loss of profit or a loss on the project. Additionally, our construction businesses enter into lump sum and quantity pricing contracts where profits can be adversely affected by a number of factors beyond our control, which can cause actual costs to materially exceed the costs estimated at the time of our original bid.
Timing of the award and performance of new contracts could have an adverse effect on Materials & Construction segment operating results and cash flow.
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
The uncertainty of the timing of contract awards after a winning bid is submitted may also present difficulties in matching the size of equipment fleet and work crews with contract needs. In some cases, our materials and construction businesses may maintain and bear the cost of more equipment than is currently required, in anticipation of future needs for existing contracts or expected future contracts.
In addition, the timing of the revenues, earnings and cash flows from contracts can be delayed by a number of factors, including delays in receiving material and equipment from suppliers and services from subcontractors and changes in the scope of work to be performed.

Dependence on a limited number of customers could adversely affect our materials and construction businesses and results of operations.
Due to the size and nature of the segment’s construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of consolidated segment revenues and gross profits in any one year or over a period of several consecutive years. For example, in 2017, approximately 86 percent of Grace’s construction related revenue was generated from projects administered by the federal government, State of Hawai`i, or the various counties in Hawai`i where Grace served as general contractor or subcontractor. Similarly, segment backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. For example, the State of Hawai`i comprised approximately 56 percent of Grace’s construction backlog at December 31, 2017. The loss of business from any such customer, or a default or delay in payment on a significant scale by a customer, could have an adverse effect on our materials and construction businesses or results of operations.
Our materials and construction businesses are likely to require more capital over the longer term.
The property and machinery needed to produce aggregate products and perform asphaltic concrete paving contracts are expensive. Although capital needs over the next five years are expected to be relatively modest, over the longer term, our materials and construction businesses may require increasing annual capital expenditures. The segment’s ability to generate sufficient cash flow to fund these expenditures depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business, and other factors affecting operations, many of which are beyond our control. If the segment is unable to generate sufficient cash to operate its business, it may be required, among other things, to further reduce or delay planned capital or operating expenditures.
An inability to obtain bonding could limit the aggregate dollar amount of contracts that our materials and construction businesses are able to pursue.
As is customary in the construction industry, we may be required to provide surety bonds to our customers to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. The inability to obtain adequate bonding would limit the amount that our construction businesses are to able bid on new contracts and could have an adverse effect on the segment’s future revenues and business prospects.
Our Materials & Construction segment operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.
Segment employees are subject to the usual hazards associated with performing construction activities on road construction sites, plants and quarries. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain general liability and excess liability insurance, workers’ compensation insurance, auto insurance and other types of insurance, all in amounts consistent with our materials and construction businesses’ risk of loss and industry practice, but this insurance may not be adequate to cover all losses or liabilities incurred in operations.
Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of liability in proportion to other parties, the number of incidents not reported and the effectiveness of the segment’s safety program. If insurance claims or costs were above our estimates, our materials and construction businesses might be required to use working capital to satisfy these claims, which could impact their ability to maintain or expand their operations.
Environmental and other regulatory matters could adversely affect our materials and construction businesses’ ability to conduct business and could require significant expenditures.
Segment operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances, climate change and the emission and discharge of pollutants into the air and water. Our materials and construction businesses could be held liable for such contamination created not only from their own activities but also from the historical activities of others on properties that the segment acquires or leases. Segment operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Violations of such laws and regulations could subject us to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims. In addition, these laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require substantial expenditures for, among other things, equipment not currently possessed, or the acquisition or modification of permits applicable to segment activities.
Short supplies and volatility in the costs of fuel, energy and raw materials may adversely affect our materials and construction businesses.
Our materials and construction businesses require a continued supply of diesel fuel, electricity and other energy sources for production and transportation. The financial results of these businesses have at times been affected by the high costs of these energy sources. Significant increases in costs or reduced availability of these energy sources have and may in the future reduce financial results. Moreover, fluctuations in the supply and costs of these energy sources can make planning business operations more difficult. We do not hedge our fuel price risk, but instead focus on volume-related price reductions, fuel efficiency, alternative fuel sources, consumption and the natural hedge created by the ability to increase aggregates prices.
Similarly, segment operations also require a continued supply of liquid asphalt, which serves as a key raw material in the production of asphaltic concrete. Liquid asphalt is subject to potential supply constraints and significant price fluctuations, which are generally correlated to the price of crude oil, though not as closely as diesel or gasoline, and are beyond the control of our materials and construction business. Accordingly, significant increases in the price of crude oil will have an adverse impact on the financial results of the Materials & Construction segment due to higher costs of production of asphaltic concrete. Conversely, significant declines in the price of oil had, and in the future, may have an adverse impact on our material and construction sales of liquid asphalt concrete, due to lower costs of importing asphalt to Hawai`i, which may result in customers sourcing liquid asphalt from competition located outside of Hawai`i.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
A&B owns 16,000 acres of watershed lands in East Maui. A&B also held four water licenses to another 30,000 acres owned by the State of Hawai`i in East Maui. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the "4/10/15 Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to reaffirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by the three parties. In January 2016, the court ruled in the 4/10/15 Lawsuit that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to make an immediate appeal of this ruling. In May 2016, the Hawai`i State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 126 in June 2016. Pursuant to Act 126, the annual authorization of the existing holdover permits was sought and granted by the BLNR in December 2016 and November 2017.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawai`i ("Water Commission") establish interim instream flow standards ("IIFS") in 27 East Maui streams that feed the Company's irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawai`i Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Commission then authorized the appointment of a hearings officer for the contested case hearing and expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams in 23 hydrologic units. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015. On January 15, 2016, the Commission-appointed hearings officer issued his recommended decision on the petitions. The recommended decision would restore water to streams in 11 of the 23 hydrologic units. In March 2016, the hearings officer ordered a reopening of the contested case proceedings in light of the Company’s January 2016 announcement to cease sugar operations at HC&S by the end of the year and to transition to a new diversified agricultural model on the former sugar lands. In April 2016, the Company announced its commitment to fully and permanently restore the priority taro streams identified by the petitioners. Re-opened evidentiary hearings occurred in the first quarter of 2017 and a decision is pending. In August 2017, the hearings officer in the reopened evidentiary hearing issued his proposed decision. The Commission heard arguments on the proposed decision in October 2017.

HC&S also used water from four streams in Central Maui ("Na Wai Eha") to irrigate its agricultural lands in Central Maui. Beginning in 2004, the Water Commission began proceedings to establish IIFS for the Na Wai Eha streams. Before the IIFS proceedings were concluded, the Water Commission designated Na Wai Eha as a surface water management area, meaning that all uses of water from these streams required water use permits issued by the Water Commission. Following contested case proceedings, the Water Commission established IIFS in 2010, but that decision was appealed, and the Hawai`i Supreme Court remanded the case to the Water Commission for further proceedings. The parties to the IIFS contested case settled the case in 2014. Thereafter, proceedings for the issuance of water use permits commenced with over 100 applicants, including HC&S, vying for permits. While the water use permit proceedings were ongoing, A&B announced the cessation of sugar cane cultivation at the end of 2016. This announcement triggered a re-opening and reconsideration of the 2014 IIFS decision. Contested case proceedings were held to simultaneously reconsider the IIFS, determine appurtenant water rights, and consider applications for water use permits. Based on those proceedings, the Hearing Officer issued his recommendation to the Water Commission on November 1, 2017. The Commission has not yet issued its decision.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of February 15, 2018, there were 2,244 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.
The following performance graph compares the monthly dollar change in the cumulative shareholder return on the Company’s common stock:
Trading volume averaged 213,042 shares a day in 2017, 178,858 shares a day in 2016, and 172,542 shares a day in 2015.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange, were as follows:

	Dividends Paid Per Share	Market Price
		High	Low	Close
2016
First Quarter	$0.06	$37.83	$28.82	$36.68
Second Quarter	$0.06	$39.36	$32.94	$36.14
Third Quarter	$0.06	$42.80	$35.12	$38.42
Fourth Quarter	$0.07	$46.43	$36.98	$44.87

2017
First Quarter	$0.07	$46.27	$40.78	$44.52
Second Quarter	$0.07	$46.87	$39.53	$41.38
Third Quarter	$0.07	$46.67	$40.58	$46.33
Fourth Quarter	$15.92	$46.96	$27.50	$27.74
During the fourth quarter of 2017, the Company declared a distribution to its shareholders in the aggregate amount of $783 million (approximately $15.92 per share) ("Special Distribution"), which represented the Company's previously undistributed non-REIT earnings and profits accumulated prior to January 1, 2017, the Company's REIT taxable income for the 2017 taxable year, and a substantial portion of the Company's estimated REIT taxable income for the 2018 taxable year. The Company completed the payment of the Special Distribution on January 23, 2018 through an aggregate of $156.6 million in cash and the issuance of 22,587,299 shares of the Company's common stock.
The Company has completed a conversion process to qualify as a REIT commencing with the taxable year ended December 31, 2017. As a REIT the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders (determined without regard to the dividends paid deduction and excluding any net capital gains). Generally, the Company expects to distribute all or substantially all of the REIT taxable income, including net capital gains, so as to not be subject to the income or excise tax on undistributed REIT taxable income. The Company's Board of Directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to the Company's shareholders based on a number of factors including, but not limited to, A&B's results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions, that may impose limitations on cash payments and plans for future acquisitions and divestitures.
A&B common stock is included in the Russell 2000 Index, Russell 3000 Index, and the S&P 400 Diversified REITs Sub Industry Index.
In October 2017, A&B’s Board of Directors authorized A&B to repurchase up to $150 million of its common stock beginning on November 8, 2017 through December 31, 2019. The authorization supersedes a previous authorization that was originally set to expire on December 31, 2017. No shares were repurchased in 2017, 2016, or 2015 under such plan.

Securities authorized for issuance under equity compensation plans as of December 31, 2017, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) [1]	(b) [1]	(c) [2]
Equity compensation plans approved by security holders	630,500	$12.58	1,064,838
Total	630,500	$12.58	1,064,838
1 Number of securities reflects the antidilutive adjustments to outstanding stock option awards, including the number of stock options and the weighted average price for such awards, as a result of the Company's Special Distribution that was declared on November 16, 2018 and settled on January 23, 2018 in connection with its conversion to a REIT.
2 Under the 2012 Incentive Compensation Plan, 1,064,838 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.
The following are the Company's recent purchases of equity securities and use of proceeds for the fourth quarter of fiscal year 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2017	1,672	$45.24	—	—
November 1-30, 2017	—	$—	—	—
December 1-31, 2017	256,928	$28.72	—	—
1 Represents shares accepted in satisfaction of tax withholding obligations arising upon option exercises.

ITEM 6. SELECTED FINANCIAL DATA
The following should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015	2014	2013[1]
Consolidated statements of operations data[2]:
Operating Revenue:
Commercial Real Estate	$136.9	$134.7	$133.6	$125.3	$78.5
Land Operations	84.5	61.9	120.2	96.7	104.7
Materials & Construction	204.1	190.9	219.0	234.3	54.9
Total Operating Revenue	425.5	387.5	472.8	456.3	238.1
Operating Costs and Expenses:
Cost of Commercial Real Estate	75.5	79.0	80.4	78.0	46.6
Cost of Land Operations	60.4	35.0	71.1	57.4	69.4
Cost of Materials & Construction	166.1	154.5	175.7	191.3	47.6
Selling, general and administrative	66.4	52.0	51.6	52.9	41.2
REIT evaluation/conversion costs[3]	15.2	9.5	—	—	—
Impairment of real estate assets[4]	22.4	11.7	—	—	—
Acquisition/ separation costs[5]	—	—	—	—	4.6
Total operating costs and expenses	406.0	341.7	378.8	379.6	209.4
Operating Income	19.5	45.8	94.0	76.7	28.7
Income related to joint ventures[6]	7.2	19.2	36.8	1.8	(2.3)
Reductions in solar investments, net[7]	(2.6)	(9.8)	(2.6)	(14.7)	—
Interest and other income, net	2.1	(1.7)	(2.5)	6.1	2.7
Interest expense, net	(25.6)	(26.3)	(26.8)	(29.0)	(19.1)
Gain on insurance proceeds	—	—	—	—	2.4
Income from continuing operations before income taxes and net gain (loss) on sale of improved properties	0.6	27.2	98.9	40.9	12.4
Income tax benefit (expense)[7]	218.2	0.5	(37.0)	(4.1)	(7.0)
Income from continuing operations before net gain (loss) on sale of improved properties	218.8	27.7	61.9	36.8	5.4
Net gain (loss) on sale of improved properties, net of income taxes[8]	9.3	5.0	(1.1)	—	—
Income from continuing operations	228.1	32.7	60.8	36.8	5.4
Income (loss) from discontinued operations, net of tax	2.4	(41.1)	(29.7)	27.7	29.4
Net income (loss)	230.5	(8.4)	31.1	64.5	34.8
Income attributable to noncontrolling interest	(2.2)	(1.8)	(1.5)	(3.1)	(0.5)
Net income (loss) attributable to A&B	$228.3	$(10.2)	$29.6	$61.4	$34.3

Capital expenditures[9,10,11]	$42.5	$119.6	$44.7	$75.1	$505.3

Depreciation and amortization[11]	$41.4	$119.5	$55.7	$55.0	$41.7

Earnings (loss) available to A&B shareholders per share:
Basic:
Continuing operations available to A&B Shareholders	$4.63	$0.66	$1.15	$0.69	$0.11
Discontinued operations available to A&B Shareholders	0.05	(0.84)	(0.61)	0.57	0.66
Basic earnings per share available to A&B Shareholders	$4.68	$(0.18)	$0.54	$1.26	$0.77
Diluted:
Continuing operations available to A&B Shareholders	$4.30	$0.65	$1.14	$0.68	$0.11

Discontinued operations available to A&B Shareholders	0.04	(0.83)	(0.60)	0.57	0.65
Diluted earnings per share available to A&B Shareholders	$4.34	$(0.18)	$0.54	$1.25	$0.76

Cash dividends declared per common share	$4.48	$0.25	$0.21	$0.17	$0.04

	As of December 31,
(In millions)	2017	2016	2015	2014	2013[1]
Consolidated balance sheet data:
Investment in real estate and joint ventures	$1,557.5	$1,573.9	$1,564.6	$1,639.9	$1,606.8
Total assets[12]	$2,231.2	$2,156.3	$2,242.3	$2,321.1	$2,274.7
Total liabilities[12]	$1,572.1	$932.3	$1,003.6	$1,107.3	$1,108.2
Redeemable noncontrolling interest	$8.0	$10.8	$11.6	$—	$—
Total equity (includes noncontrolling interest)	$651.1	$1,213.2	$1,227.1	$1,213.8	$1,166.5
Long-term debt – non-current[12]	$585.2	$472.7	$496.6	$632.0	$606.6

[1]	2013 includes the results, capital expenditures, and depreciation and amortization of Grace from the acquisition date of October 1, 2013 through December 31, 2013.

[2]
Amounts recast to reflect the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

3 Costs related to the Company's in-depth evaluation of and conversion to a REIT.

[4]
During the year ended December 31, 2017, the Company recorded impairments of $22.4 million related to three mainland commercial properties classified as held for sale as of December 31, 2017. During the year ended December 31, 2016, A&B recorded non-cash impairment charges of $11.7 million related to certain non-active, long-term development projects in its Land Operations segment.

5 Acquisition/separation costs relate to the acquisition of Grace Pacific LLC on October 1, 2013.

[6]
Income (loss) related to joint ventures include non-cash impairment and equity losses as follows: (1) $5.1 million in 2016 related to certain joint venture development projects in the Land Operations segment and a surplus parcel held by an unconsolidated joint venture in the Materials & Construction segment, (2) $0.3 million related to the sale of Crossroads in 2014, and (3) $6.3 million in 2013 related to the consolidation of The Shops at Kukui`ula.

7 Represents non-cash reductions in the carrying value of A&B’s KRS II and Waihonu joint venture solar investments. Tax benefits associated with joint venture solar investments are included in Income tax benefit (expense).
8 Amounts in 2017 represent the sales of one office building in Maui, Hawai`i in January 2017 and one industrial property in California in November 2017. Amounts in 2016 represent the sales of two California properties and one Utah office property in June 2016. Amounts in 2015 represent the sales of one Colorado retail property in March 2015, one Texas office building in May 2015, and one Washington office building in December 2015.
9 Represents gross capital additions to and acquisitions in or for the commercial real estate portfolio, including gross tax-deferred property purchases, but excluding the assumption of debt, that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

[10]
Excludes expenditures for real estate developments held for sale, which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows, and excludes investment in joint ventures classified as Cash Flows from Investing Activities. Operating cash flows for expenditures related to real estate developments were $20.8 million, $15.3 million, $7.2 million, $41.7 million, and $150.6 million for 2017, 2016, 2015, 2014 and 2013, respectively. Investments in real estate joint ventures were $16.4 million, $20.8 million, $25.8 million, $28.7 million, and $22.2 million in 2017, 2016, 2015, 2014 and 2013, respectively.

11 Includes amounts from discontinued operations.

[12]	Amounts recast to reflect the adoption of Financial Accounting Standards Update No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
Statements in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company business generally discussed in the Company's most recent Form 10-K, Form 10-Q and other filings with the Securities and Exchange Commission. The information in this Form 10-K should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.

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
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is a supplement to the accompanying consolidated financial statements and provides additional information about A&B’s business, recent developments, financial condition, liquidity and capital resources, cash flows, results of operations and how certain accounting principles, policies and estimates affect A&B’s financial statements. MD&A is organized as follows:

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

•	Consolidated Results of Operations: This section provides an analysis of A&B’s consolidated results of operations for the three years ended December 31, 2017, 2016, and 2015.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B’s results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B’s financial condition and an analysis of A&B’s cash flows for three years ended December 31, 2017, 2016, and 2015, as well as a discussion of A&B’s ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•
Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements: This section provides a discussion of A&B’s contractual obligations and other commitments and contingencies that existed at December 31, 2017.

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
The Company has completed a conversion process to comply with the requirements to be treated as a REIT commencing with the taxable year ended December 31, 2017 (the “REIT Conversion”).
Commercial Real Estate
The Commercial Real Estate segment owns, operates and manages retail, industrial, and office properties in Hawai`i and on the mainland. The Commercial Real Estate segment also leases urban land in Hawai`i to third-party lessees.
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

CRITICAL ACCOUNTING ESTIMATES
A&B’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States, upon which the MD&A is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material.
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

During the fourth quarter of 2017, in connection with the Company's strategic decision to dispose of certain of its Mainland commercial properties and increase focus on its Hawai`i commercial portfolio, the Company classified several of its Mainland properties as held for sale. In connection with this determination, the Company recorded $22.4 million of impairments of real estate for three properties, as the expected sales proceeds, less costs to sell, were less than the carrying values of those assets.
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
The impairment charges are presented within Impairment of real estate assets in the accompanying consolidated statements of operations. There were no material long-lived asset impairment charges recorded in 2015.
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
The Company made investments of $23.8 million in 2014 and $15.4 million in 2016 in tax equity investments related to the construction and operation of (1) a 12-megawatt solar farm on Kauai and (2) two photovoltaic facilities with a combined capacity of 6.5 megawatts on Oahu, respectively. The Company recovers its investments primarily through tax credits and tax benefits, which are recorded in the Income tax expense (benefit) line item in the consolidated statements of operations. As these tax benefits were received and recognized, the Company recorded non-cash reductions of the investments' carrying value. For the years ended December 31, 2017 and 2016, the Company recorded net, non-cash reductions of the investments' carrying value of $2.6 million and $9.8 million, respectively.
Weakness in particular real estate markets, difficulty in obtaining or renewing project-level financing or development approvals, and changes in A&B’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by A&B or by its joint ventures and could lead to additional impairment charges in the future.
Goodwill
The Company reviews goodwill for impairment at the reporting unit level annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The goodwill impairment test estimates the fair value of a reporting unit using various methodologies, including discounted cash flows and market multiples. The discounted cash flow approach relies on a number of assumptions, including future macroeconomic conditions, market factors specific to the reporting unit, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows, among others. Under the market multiple methodology, the estimate of fair value is based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or revenues. When using market multiples of EBITDA or revenues, the Company must make judgments about the comparability of those multiples in closed and proposed transactions and comparability of multiples for guideline companies. Additionally, the foregoing assumptions could be adversely impacted by any of the risks discussed in "Risk Factors."

If the results of the Company's test indicates that a reporting unit's estimated fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

At December 31, 2017, the Company's goodwill totaled $102.3 million, primarily related to the 2013 acquisition of Grace Pacific. Of the total goodwill, $93.6 million relates to three reporting units in the Materials & Construction segment. The valuation of each reporting unit assumes that each is an unrelated business to be sold separately and independently from the other reporting units. As of the date of the last impairment test in the fourth quarter of 2017, the weighted average percentage (using reporting units’ carrying value) by which the fair values of the reporting units exceeded their carrying values was approximately 11 percent. The Company's fair value estimate for reporting units include a number of assumptions, including increased levels of road infrastructure spending by governmental and private entities, expectations about the Company's share of governmental contracts, and material input and labor costs, among others. If actual revenues are lower (for example, due to a lower level of government or private contracts bid or won by the reporting units), or costs are higher than anticipated and cannot be recovered as part of the price of the work performed, as well as other factors that result in adverse changes in the key assumptions used in the fair value estimates mentioned above, the fair value of the Company's reporting units could be negatively impacted.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the consolidated financial statements and related notes thereto. Amounts in this narrative are rounded to millions, but per-share calculations and percentages were calculated based on thousands. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different than the more accurate amounts included herein. The financial information included in the following table and narrative reflects the presentation of the HC&S sugar operations as discontinued operations for all periods presented.

(dollars in millions, except per share amounts)	2017	Change	2016	Change	2015
Operating revenue	$425.5	9.8%	$387.5	(18.0)%	$472.8
Operating costs and expenses	406.0	18.8%	341.7	(9.8)%	378.8
Operating income	19.5	(57.4)%	45.8	(51.3)%	94.0
Other income (expense), net	(18.9)	(1.6)%	(18.6)	NM	4.9
Income tax benefit (expense)	218.2	436X	0.5	NM	(37.0)
Net gain (loss) on the sale of improved property, net of income taxes	9.3	86.0%	5.0	NM	(1.1)
Income from continuing operations	228.1	7X	32.7	(46.2)%	60.8
Discontinued operations (net of income taxes)	2.4	NM	(41.1)	(38.4)%	(29.7)
Net income (loss)	230.5	NM	(8.4)	NM	31.1
Income attributable to noncontrolling interest	(2.2)	(22.2)%	(1.8)	(20.0)%	(1.5)
Net income (loss) attributable to A&B	$228.3	NM	$(10.2)	NM	$29.6

Basic earnings (loss) per share - continuing operations	$4.63	7X	$0.66	(42.8)%	$1.15
Basic earnings (loss) per share - discontinued operations	0.05	NM	(0.84)	(37.7)%	(0.61)
Net income (loss) available to A&B shareholders	$4.68	NM	$(0.18)	NM	$0.54

Diluted earnings (loss) per share - continuing operations	$4.30	7X	$0.65	(43.0)%	$1.14
Diluted earnings (loss) per share - discontinued operations	0.04	NM	(0.83)	(38.3)%	(0.60)
Net income (loss) available to A&B shareholders	$4.34	NM	$(0.18)	NM	$0.54
On November 16, 2017 the Company announced that its Board of Directors declared a special distribution on its shares of common stock in an aggregate amount of $783 million, or approximately $15.92 per share (the "Special Distribution"), payable in cash and shares of the Company's stock. The Special Distribution represents the Company's previously undistributed non-REIT earnings and profits ("E&P") accumulated prior to January 1, 2017, which were required to be distributed in connection with the Company's conversion to a REIT for the 2017 taxable year, the Company's REIT taxable income for the 2017 taxable year and a substantial portion of the Company's estimated REIT taxable income for the 2018 taxable year. The Special Distribution was paid on January 23, 2018. Shareholders had an opportunity to elect to receive the Special Distribution in the form of cash or additional shares of common stock, subject to a limit of $156.6 million of cash. As the deadline for the common shareholders' election was January 12, 2018, subsequent to December 31, 2017, the total Special Distribution of $783 million was included in the computation of the Company's diluted earnings (loss) per share.

2017 vs. 2016
Operating revenue for 2017 increased 9.8%, or $38.0 million, to $425.5 million, primarily due to higher revenue from the Land Operations and Materials & Construction segments. The reasons for business and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Operating costs and expenses for 2017 increased 18.8%, or $64.3 million, to $406.0 million, primarily due to increases in operating expenses incurred by the Land Operations and Materials & Construction segments, as well as impairment charges recorded during the fourth quarter of 2017 related to certain, mainland commercial properties. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment. Operating costs and expenses for 2017 and 2016 also included costs of $15.2 million and $9.5 million, respectively, related to the Company's REIT conversion.

Other income (expense), net was a net expense of $18.9 million in 2017 compared to a net expense of $18.6 million in 2016. The change from the prior year was primarily due to an increase of $3.5 million in interest income, a $1.6 million decrease in pension and post retirement other expense and a $7.2 million decrease in the adjustment to reduce the carrying amount of tax equity solar investments. These increases were offset by $12.0 million, lower income from joint ventures.
Income tax benefit (expense) was a benefit of $218.2 million in 2017, primarily reflected the reversal of approximately $223.0 million of net deferred liabilities in connection with the Company's conversion to a REIT, partially offset by approximately $3.0 million due to the impact of the enactment of the Tax Cuts and Jobs Act of 2017. Income tax benefit of $0.5 million for 2016 reflected a lower effective income tax rate for the year ended December 31, 2016, primarily driven by the non-refundable federal tax credit related to the Company’s Waihonu tax equity solar investment.
Net gain (loss) on sale of improved property, net of income taxes increased 86.0%, or $4.3 million, to $9.3 million due to the aggregate gain realized on the sales of two commercial properties during 2017, as compared to the net gain of $5.0 million on commercial property sales during 2016. Additionally, following our conversion to a REIT, sales of improved properties are no longer subject to taxation.
Income attributable to noncontrolling interest increased $0.4 million in 2017 compared to 2016. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated by Grace and in which Grace owns a 70 percent and 51 percent share.
2016 vs. 2015
Operating revenue for 2016 decreased 18.0%, or $85.3 million, to $387.5 million, primarily due to lower revenue from the Land Operations and Materials & Construction segments, offset by increased revenue from the Commercial Real Estate segment. The reasons for business- and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Operating costs and expenses for 2016 decreased 9.8%, or $37.1 million, to $341.7 million, primarily due to lower operating expenses incurred by the Land Operations and Materials & Construction segments. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment. Operating costs and expenses for 2016 also included costs of $9.5 million related to the Company's evaluation of a potential REIT conversion.
Other income (expense), net was an expense of $18.6 million in 2016 compared with income of $4.9 million in 2015. The change in other income (expense) from the prior year was primarily due to $17.6 million lower income from joint ventures, and a $7.2 million increase in the adjustment to reduce the carrying amount of tax equity solar investments, offset by a $1.0 million increase in interest income.
Income taxes benefit (expense) was a slight benefit in 2016 compared to expense in 2015, due to lower earnings in 2016 as compared to 2015. Income taxes also reflected a lower effective income tax rate for the year ended December 31, 2016 primarily driven by the non-refundable federal tax credit related to the Company’s solar investment.
Net gain (loss) on sale of improved property, net of income taxes was $5.0 million due to commercial property sales during 2016, as compared to the net loss of $1.1 million on commercial property sales during 2015.
Income attributable to noncontrolling interest increased $0.3 million in 2016 compared to 2015. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated by Grace and in which Grace owns a 70 percent and 51 percent share.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Additional detailed information related to the operations and financial performance of the Company’s Operating Segments is included in Note 19 to the Consolidated Financial Statements (Part II, Item 8). The following information should be read in relation to the information contained therein.
Commercial Real Estate
2017 vs. 2016

(dollars in millions)	2017	2016	Change
Commercial Real Estate operating revenue	$136.9	$134.7	1.6%
Commercial Real Estate operating costs and expenses	(75.5)	(79.0)	4.4%
Selling, general and administrative	(6.8)	(2.5)	(172.0)%
Intersegment operating revenue, net[1]	2.5	2.0	25.0%
Impairment of real estate assets	(22.4)	—	NM
Other income/(expense), net	(0.3)	(0.4)	25.0%
Commercial Real Estate operating profit	$34.4	$54.8	(37.2)%
Operating profit margin	25.1%	40.7%
Cash Net Operating Income ("Cash NOI")[2]
Hawai`i	$74.0	$69.8	6.0%
Mainland	10.9	13.2	(17.6)%
Total	$84.8	$83.0	2.2%
Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]
Hawai`i	$67.4	$64.4	4.5%
Mainland	8.3	7.7	6.8%
Total	$75.6	$72.2	4.8%
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (at year end)
Hawai`i	3.0	2.9
Mainland	1.0	1.8
Total improved	4.0	4.7
Hawai`i ground leases (acres at year end)	117	106
1 Intersegment operating revenue for Commercial Real Estate is primarily from our Materials & Construction segment and is eliminated in our consolidated results of operations.
2 Refer to page 45 or a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue for 2017 was 1.6% percent higher than 2016, primarily attributable to the increases in Hawai`i same-store rents. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation, which is typically upon attainment of market occupancy.
Operating profit was 37.2% lower in 2017, compared with 2016, principally due to aggregate impairment charges of $22.4 million related to certain of its U.S. Mainland properties that were classified as held for sale as of December 31, 2017.

The Company's commercial portfolio's occupancy and same-store occupancy percentage summarized by geographic location and property type as of December 31, 2017 and 2016 was as follows:

Occupancy

	As of December 31, 2017			As of December 31, 2016			Percentage Point Change
	Hawai`i	Mainland	Total	Hawai`i	Mainland	Total	Hawai`i	Mainland	Total
Retail	93.1%	96.9%	93.4%	92.8%	96.1%	93.1%	0.3	0.8	0.3
Industrial	95.1%	100.0%	96.5%	96.6%	89.4%	92.5%	(1.5)	10.6	4.0
Office	89.1%	88.0%	88.3%	84.7%	90.5%	88.7%	4.4	(2.5)	(0.4)
Total	93.5%	94.1%	93.6%	93.4%	90.4%	92.2%	0.1	3.7	1.4

Same-Store Occupancy

	As of December 31, 2017			As of December 31, 2016			Percentage Point Change
	Hawai`i	Mainland	Total	Hawai`i	Mainland	Total	Hawai`i	Mainland	Total
Retail	92.9%	96.9%	93.3%	92.5%	96.1%	92.9%	0.4	0.8	0.4
Industrial	95.3%	100.0%	96.7%	96.6%	100.0%	97.7%	(1.3)	—	(1.0)
Office	86.5%	88.0%	87.6%	87.7%	90.5%	89.8%	(1.2)	(2.5)	(2.2)
Total	93.3%	94.1%	93.5%	93.6%	95.1%	94.0%	(0.3)	(1.0)	(0.5)
In 2017, the Company signed or renewed 211 leases or 909,422 square feet, at an average spread of 13.9%, and the change in average annual rental income on renewals, including tenant concessions, if any, as compared to the prior rental income was approximately 13.6%. Total tenant improvement costs and leasing commissions were $14.3 million in 2017 and $6.6 million in 2016.
GLA was 4.0 million square feet at December 31, 2017, compared to 4.7 million square feet as of December 31, 2016 as a result of the following activity:

Dispositions			Acquisitions
Date	Property	GLA	Date	Property	GLA
11/17	Midstate 99 Distribution Center	790,200	6/17	Honokohau Industrial	73,200
1/17	The Maui Clinic Building	16,600
	Total dispositions	806,800		Total improved acquisitions	73,200

2016 vs. 2015

(dollars in millions)	2016	2015	Change
Commercial Real Estate operating revenue	$134.7	$133.6	0.8%
Commercial Real Estate operating costs and expenses	(79.0)	(80.4)	1.7%
Selling, general and administrative	(2.5)	(1.4)	(78.6)%
Intersegment operating revenue, net[1]	2.0	1.8	11.1%
Other income (expense), net	(0.4)	(0.4)	—%
Commercial Real Estate operating profit	$54.8	$53.2	3.0%
Operating profit margin	40.7%	39.8%
Cash NOI[2]
Hawai`i	$69.8	$62.6	11.5%
Mainland	13.2	16.7	(21.0)%
Total	$83.0	$79.3	4.7%
GLA - Improved (at year end)
Hawai`i	2.9	2.7
Mainland	1.8	2.2
Total improved	4.7	4.9
Hawai`i ground leases (acres at year end)	106	106
1 Intersegment operating revenue for Commercial Real Estate is primarily from our Materials & Construction segment and is eliminated in our consolidated results of operations.
2 Refer to page 45 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue for 2016 was 0.8 percent higher than 2015, principally due to the revenue impact from the acquisitions of Manoa Marketplace (January 2016) and Aikahi Shopping Center leasehold improvements (May 2015), as well as improved performance from Hawai`i properties, partially offset by the disposition of three Mainland properties in 2015 and three Mainland properties in 2016.
Operating profit was 3.0 percent higher in 2016, compared with 2015, principally due to improved performance from Hawai`i properties and the favorable impact from the previously mentioned Hawai`i acquisitions, partially offset by the Mainland dispositions and higher selling, general and administrative expenses due to approximately $1.3 million of transaction costs primarily related to the acquisition of Manoa Marketplace in 2016.
GLA was 4.7 million square feet at December 31, 2016, compared to 4.9 million square feet as of December 31, 2015 as a result of the following activity:

Dispositions			Acquisitions
Date	Property	GLA	Date	Property	GLA
6/16	Ninigret Office Park	185,500	12/16	2927 East Manoa Road (Ground Lease)	N/A
6/16	Gateway Oaks	59,700	1/16	Manoa Marketplace	139,300
6/16	Prospect Park	163,300
	Total dispositions	408,500		Total improved acquisitions	139,300

Use of Non-GAAP Financial Measures
The Company uses non-GAAP measures when evaluating operating performance because management believes that they provide additional insight into the Company’s and segments' core operating results, and/or the underlying business trends affecting performance on a consistent and comparable basis from period to period. These measures generally are provided to investors as an additional means of evaluating the performance of ongoing core operations.
Cash Net Operating Income ("Cash NOI") is a non-GAAP measure used by the Company in evaluating the CRE segment’s operating performance as it is an indicator of the return on property investment, and provides a method of comparing performance of operations, on an unlevered basis, over time. Cash NOI should be not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

Cash NOI is calculated as total property revenues less direct property-related operating expenses. Cash NOI excludes straight-line rent adjustments, amortization of favorable/unfavorable leases, amortization of tenant incentives, general and administrative expenses, impairments of real estate, and depreciation and amortization (including amortization of maintenance capital, tenant improvements and leasing commissions).
The Company’s methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies.

A reconciliation of Commercial Real Estate operating profit to Commercial Real Estate Cash NOI is as follows (in millions):

	2017	2016	2015
Commercial Real Estate Operating Profit	$34.4	$54.8	$53.2
Plus: Depreciation and amortization	26.0	28.4	28.9
Less: Straight-line lease adjustments	(1.6)	(2.1)	(2.3)
Plus: Lease incentive amortization	—	0.1	0.1
Less: Favorable/(unfavorable) lease amortization	(2.9)	(3.3)	(3.6)
Less: Termination income	(1.7)	(0.1)	(0.7)
Plus: Other (income)/expense, net	0.3	0.4	(0.5)
Plus: Impairment of real estate assets	22.4	—	—
Plus: Selling, general, administrative and other expenses	7.9	4.8	4.2
Commercial Real Estate Cash NOI	$84.8	$83.0	$79.3
Land Operations
2017 vs. 2016 vs. 2015
Direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography and timing are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawai`i generally provides higher margins than does the sale of developed property, due to the low historical cost basis of the Company’s land owned in Hawai`i. Consequently, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's balance sheet do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

(in millions)	2017	2016	2015
Development sales revenue	$35.0	$12.5	$75.0
Unimproved/other property sales revenue	25.6	28.7	26.3
Other operating revenues[1]	23.9	20.7	18.9
Total Land Operations operating revenue	84.5	61.9	120.2
Operating expenses	(73.9)	(46.3)	(83.8)
Impairment of real estate assets	—	(11.7)	—
Earnings from joint ventures	3.3	15.1	30.2
Reductions in solar investments, net	(2.6)	(9.8)	(2.6)
Interest and other income	2.9	(2.2)	(2.3)
Total Land Operations operating profit	$14.2	$7.0	$61.7
Land Operations operating profit margin	16.8%	11.3%	51.3%

[1]
Other operating revenues includes revenue related to trucking, renewable energy and diversified agriculture. In December 2016, the Company completed its final sugar harvest and ceased its sugar operations. The results of sugar operations have been presented within discontinued operations for all periods presented.

2017: Land Operations revenue was $84.5 million and included sales of one Kahala Avenue parcel, 35 units on Maui, a 293-acre parcel in Haiku, Maui, a 273-acre parcel on the island of Kauai, six lots at Maui Business Park, a 146-acre parcel in Kihei, Maui, a three-acre parcel in Wailea, Maui, and a 0.8-acre vacant, urban parcel on Maui, along with trucking service and power sales revenues.
Operating profit was $14.2 million and included earnings from the Company's real estate development-related joint ventures and investments. The segment results also included a $2.6 million non-cash reduction in the carrying value of the Company's Solar Investment and $2.9 million of interest and other income primarily related to notes receivable on a third-party development-for-sale project that was repaid during the fourth quarter of 2017.
2016: Land Operations revenue was $61.9 million, principally related to the sales of three vacant parcels of $27.7 million on Maui, two residential lots on Oahu of $6.9 million, The Collection developer fee of $4.4 million, 0.5 acres at Maui Business Park II of $1.0 million, trucking service revenue, and power sales revenue.
Operating profit for the year ended December 31, 2016 included joint venture residential sales of 451 residential units at The Collection, 14 units at Kukui'ula on Kauai and 10 units at Ka Milo on the Island of Hawai`i. The margin on these sales was partially offset by joint venture expenses. During the fourth quarter of 2016, as a result of a change in its strategy for development activities, the Company recorded non-cash impairment charges of $11.7 million related to certain non-active, long-term development projects. The impairment loss recorded reduced the carrying amounts to the estimated fair value, reflecting the change to the Company’s development-for-sale strategy to de-risk its portfolio by not pursuing certain long-term projects that were not in active development and instead focus on projects with a shorter-term investment period, generally 3 to 5 years. Operating profit includes the reduction of the Company's solar energy investments of $9.8 million in 2016.
2015: Land Operations segment revenue was $120.2 million, principally related to the sales of five residential lots on Oahu, 18.4 acres at Maui Business Park II, 10 parcels on Maui, three Kauai parcels, and a parcel in Santa Barbara, California.
Operating profit also included joint venture residential sales of 329 Waihonua condominium units on Oahu, 22 units at Kukui'ula on Kauai, 12 units at Ka Milo on the Island of Hawai`i, and the one remaining unit at Kai Malu on Maui. The margin on these sales was partially offset by joint venture expenses. Operating profit includes the reduction of the Company's solar energy investments of $2.6 million in 2015.

Discontinued Operations
2017 vs. 2016 vs. 2015
The revenue, operating income (loss), and after-tax effects of discontinued operations for 2017, 2016, and 2015 were as follows (in millions):

	2017	2016	2015
Sugar operations revenue	$22.9	$98.4	$97.7
Cost of sugar operations	22.5	87.5	124.6
Operating income (loss) from sugar operations	0.4	10.9	(26.9)
Sugar operations cessation costs	(2.7)	(77.6)	(22.6)
Gain on asset dispositions	6.0	—	—
Income (loss) from discontinued operations before income taxes	3.7	(66.7)	(49.5)
Income tax (expense) benefit	(1.3)	25.6	19.8
Income (loss) from discontinued operations	$2.4	$(41.1)	$(29.7)
2017: Income from discontinued operations of $2.4 million for 2017 reflected gains realized on asset dispositions during the year, as well as the results of operations related to the final sugar voyage that was completed in January 2017 and other exit related costs related to the cessation of the sugar operations. See Note 18, "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities.
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

Materials & Construction
2017 vs. 2016

(dollars in millions)	2017	2016	Change
Materials & Construction operating revenue	$204.1	$190.9	6.9%
Operating profit	$22.0	$23.3	(5.6)%
Operating profit margin	10.8%	12.2%
Depreciation and amortization	$12.2	$11.7	4.3%
Aggregate tons delivered (tons in thousands)	691.6	696.1	(0.6)%
Asphalt tons delivered (tons in thousands)	553.8	444.9	24.5%
Backlog[1,2] at period end	$202.1	$242.9	(16.8)%
1 Backlog represents the total of (1) the amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded and (2) government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory ($17.2 million as of December 31, 2017). Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its Prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at December 31, 2017 and 2016 was $10.6 million and $15.0 million, respectively.
2 As of December 31, 2017 and 2016, the backlog included contractual revenue with related parties of $1.0 million and $1.3 million, respectively.
Materials & Construction revenue was $204.1 million in 2017, compared to $190.9 million in 2016. Revenue increased 6.9 percent primarily due to higher overall net material and construction volumes. Backlog at the end of December 31, 2017 was $202.1 million, compared to $242.9 million as of December 31, 2016. Backlog reasonably expected to be filled within the next fiscal year is $127.1 million.
Operating profit was $22.0 million for 2017, compared to $23.3 million for 2016, primarily due to lower paving margins as a result of competitive market pressures, as well as lower earnings from a materials joint venture. Earnings from joint venture investments are not included in segment revenue but are included in operating profit.
2016 vs. 2015

(dollars in millions)	2016	2015	Change
Materials & Construction operating revenue	$190.9	$219.0	(12.8)%
Operating profit	$23.3	$30.9	(24.6)%
Operating profit margin	12.2%	14.1%
Depreciation and amortization	$11.7	$11.6	0.9%
Aggregate tons delivered (tons in thousands)	696.1	840.2	(17.2)%
Asphalt tons delivered (tons in thousands)	444.9	466.7	(4.7)%
Backlog at period end	$242.9	$226.5	7.2%

Materials & Construction revenue was $190.9 million in 2016, compared to $219.0 million in 2015. Revenue declined 12.8 percent primarily due to a reduction in the price of asphalt sold due to the decline in oil prices and lower material and construction volumes and unit prices. During 2016, Materials & Construction experienced 232.5 crew days that were rained out, as compared to 175.5 days during 2015, which negatively impacted paving volume. Unit prices for paving decreased due to competitive pressures. Backlog at the end of December 31, 2016 was $242.9 million, compared to $226.5 million as of December 31, 2015.
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
A&B’s operating income is generated by its subsidiaries. There are no material restrictions on the ability of A&B’s wholly owned subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may make investments or what impact any such transactions could have on A&B’s results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled "Risk Factors" beginning on page 13.
Cash Flows: Cash flows used in operations for the year ended December 31, 2017 was $1.3 million while cash flows from operations for the years ended December 31, 2016 and 2015 were $111.2 million, and $129.1 million, respectively. Cash flows from operating activities includes expenditures related to real estate developments held for sale. The decrease in cash flows from operating activities is primarily attributed to cash outlays for working capital purposes, including a discretionary pension contribution and employee severance payments related to the cessation of HC&S sugar operations. These outflows are offset by non-cash impairment charges of $22.4 million for certain commercial real estate assets included in the 2017 operations.
Cash used in investing activities was $3.9 million and $33.2 million for the years ended December 31, 2017 and 2016, respectively, while cash provided by investing activities was $18.4 million for the year ended December 31, 2015. During the year ended December 31, 2017, cash used in investing activities included cash outlays related to capital expenditures and investments in unconsolidated affiliates, which were $42.5 million and $41.9 million, respectively. Proceeds received from the disposal of properties and other assets were $47.2 million, primarily related to the sales of Midstate 99 Distribution Center for $33.4 million in November and The Maui Clinic Building for $3.4 million in January. Other investing cash flow activity during 2017 included $33.3 million of proceeds from joint ventures and other investments, primarily related to repayment of a notes receivable on a third-party development-for-sale project in the fourth quarter.
Net cash flows used in investing activities for capital expenditures were as follows:

(in millions)	2017	2016	Change
Commercial real estate property acquisitions/improvements	$26.7	$95.0	(71.9)%
Tenant improvements	6.1	3.8	60.5%
Quarrying and paving	6.3	9.3	(32.3)%
Agribusiness and other	3.4	8.0	(57.5)%
Total capital expenditures[1]	$42.5	$116.1	(63.4)%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the table above.
In 2018, A&B expects that its required capital expenditures for growth and maintenance capital will be approximately $60-$65 million for the Commercial Real Estate portfolio and $8-$12 million for Materials & Construction. An additional $40-$45 million has been projected for Land Operations. Should investment opportunities in excess of the amounts budgeted arise, A&B believes it has adequate sources of liquidity to fund these investments.
Net cash flows provided by financing activities was $96.1 million for the year ended December 31, 2017 as compared to net cash used in financing activities for the years December 31, 2016 and 2015 of $84.7 million and $131.6 million, respectively. The increase in cash flows used in financing activities in 2017 as compared to 2016 was due to higher amounts borrowed under the Company's revolving senior credit facility during 2017, offset by repayment amounts made on the Company's long term debt.
On November 16, 2017, in connection with its conversion to a REIT, the Company declared the Special Distribution of $783 million (approximately $15.92 per share), which represented the Company's previously undistributed non-REIT earnings and profits accumulated prior to January 1, 2017, the Company's REIT taxable income for the 2017 taxable year, and a substantial portion of the Company's estimated REIT taxable income for the 2018 taxable year. The Company completed the payment of the Special Distribution on January 23, 2018 through an aggregate of $156.6 million in cash and the issuance of 22,587,299 shares of the Company's common stock.
On February 23, 2018, the Company acquired a portfolio of commercial properties in Hawai`i (the "Portfolio") for a total consideration of $254.1 million, including assumed debt of $62.0 million. The Portfolio consists of three grocery-anchored shopping centers: (1) Laulani Village Shopping Center located in Ewa Beach, Oahu, (2) Hokulei Village Shopping Center located in Lihue, Kauai, and (3) Pu`unene Shopping Center located in Kahului, Maui.

The acquisition of the Portfolio was funded through proceeds from the sale of U.S. Mainland commercial properties via tax-deferred §1031 exchanges, the assumption of a $62.0 million promissory note (“Promissory Note”), and borrowings under the Company’s revolving senior credit facility at the time of closing.

The Promissory Note bears interest at 3.93 percent and requires monthly interest payments of approximately $0.2 million until May 2020 and principal and interest payments of approximately $0.3 million thereafter. The Promissory Note matures on May 1, 2024 and is secured by the Laulani Village Shopping Center.

On February 26, 2018,the Company entered into an agreement with Wells Fargo Bank, National Association and a syndicate of other financial institutions that provides for a $50 million term loan facility (“Wells Fargo Term Facility”). The Company also drew $50 million under the Wells Fargo Term Facility on February 26, 2018 and used such term loan proceeds to repay amounts that were borrowed under the Company’s Revolving Credit Facility to fund the acquisition of the Portfolio. Borrowings under the Wells Fargo Term Facility bear interest at a stated rate, as defined, plus a margin that is determined based on a pricing grid using the ratio of debt to total assets ratio, as defined.

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
Other Sources of Liquidity: Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade and income tax receivables, contracts retention, and inventories, totaling $174.1 million at December 31, 2017, an increase of $73.7 million from December 31, 2016. This net increase is primarily due to aggregate borrowings of $100 million under the Company's new term facilities during the fourth quarter of 2017.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. On September 15, 2017, the Company entered into a Second Amended and Restated Credit Agreement ("A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, and other lenders party thereto, which amended and restated its existing $350 million committed revolving credit facility ("Revolving Credit Facility"). The A&B Revolver increased the total revolving commitments to $450 million, extended the term of the Revolving Credit Facility to September 15, 2022, amended certain covenants, and reduced the interest rates and fees charged under the Revolving Credit Facility. Additionally, all other terms of the Revolving Credit Facility remain substantially unchanged. At December 31, 2017, $66.0 million was outstanding, $11.8 million in letters of credit had been issued against the facility, and $372.2 million remained available.
In December 2015, the Company entered into a three-year unsecured note purchase and private shelf agreement (the "Prudential Agreement") with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") that enabled the Company to issue notes in an aggregate amount up to $450 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement. The Prudential Agreement, as amended, expires in December 2018 and contains certain restrictive covenants that are substantially the same as the covenants contained in the A&B Revolver, as amended. Borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing.
A&B’s ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants under current agreements require A&B to maintain certain financial metrics, such as the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio and limitations on priority debt. As a result of the Special Distribution, that was declared on November 16, 2017 and settled on January 23, 2018, the Company received waivers related to the impact of the Special Distribution on the minimum shareholder’s equity computation for its A&B Revolver and unsecured term loan agreements. The Company's debt is more fully described in Note 8 to the Consolidated Financial Statements.
Balance Sheet: The Company has a working capital deficit of $652.0 million as of December 31, 2017, which is a decrease of $625.2 million, from a $26.8 million deficit as of December 31, 2016. The change in the working capital is due to the increase in dividend payable related to the special distribution of $783.0 million comprised of $156.6 million in cash and $626.4 million in shares, both paid in January 2018. The increase in liabilities was offset by an increase in cash on hand due to fourth quarter term borrowings, an increase in real estate held for sale due to the Company's strategic decision to put certain of its Mainland commercial properties up for sale, recognition of previously deferred revenue related to the last sugar harvest shipment (which was shipped as of December 31, 2016 but not recognized until receipt by the customer in January 2017), payment of substantially all HC&S cessation related liabilities during 2017, and an increase in the Company's income tax receivable from 2016 to 2017.
Tax-Deferred Real Estate Exchanges:
Sales: During 2017, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code Sections 1031 and 1033 totaled approximately $34.1 million from the sale of office properties in California and Maui and a land parcel on Maui. During 2016, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code §1031 and §1033 totaled approximately $77.4 million from the sales of two California properties and one Utah office property in June 2016.
Purchases: During 2017, the Company utilized $10.1 million from tax-deferred sales to acquire Honokohau Industrial Park under a reverse 1031 exchange transaction. During 2016, the Company acquired both the leasehold and leased fee interests of Manoa Marketplace, a retail center on Oahu for $82.4 million. The proceeds from the sales of the three Mainland properties that were completed during the second quarter have been applied to the Manoa Marketplace acquisition under a reverse §1031 transaction that qualifies for tax-deferral treatment under Internal Revenue Code §1031. Additionally, $8.2 million of §1033 condemnation proceeds received during the fourth quarter were applied to the Manoa Marketplace acquisition. Also during 2016, the Company acquired the leased fee interest in 2929 East Manoa Road for $2.8 million using $1.2 million of proceeds from the Mainland property sales under a §1031 transaction and expects to fund the remainder from sales proceeds in 2017.
Proceeds from §1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from §1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2017, there were approximately $34.1 million from tax-deferred sales or condemnations that had not been reinvested.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations: At December 31, 2017, the Company had the following estimated contractual obligations (in millions):

			Payment due by period
Contractual Obligations		Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt obligations	(a)	$631.8	$41.8	$80.9	$166.8	$342.3
Estimated interest on debt	(b)	150.3	24.2	42.2	34.3	49.6
Purchase obligations	(c)	40.6	40.6	—	—	—
Pension benefits		126.2	12.6	25.3	25.5	62.8
Post-retirement obligations	(d)	7.8	0.9	1.8	1.6	3.5
Non-qualified benefit obligations	(e)	4.2	0.7	1.4	—	2.1
Operating lease obligations	(f)	42.4	5.5	10.2	8.8	17.9
Total		$1,003.3	$126.3	$161.8	$237.0	$478.2

(a)
Long-term debt obligations (including current portion, but excluding debt premium or discount) include principal repayments of short-term and long-term debt for the respective period(s) described (see Note 8 to the Consolidated Financial Statements for principal repayments for each of the next five years). Long-term debt includes amounts borrowed under revolving credit facilities, which have been reflected as payments due in 2022. This amount does not include the debt issuance cost.

(b)
Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect on December 31, 2017 for variable rate debt. Because the Company’s variable rate debt may be rolled over, actual interest may be greater or less than the amounts indicated. Estimated interest on debt also includes swap payments on the Company's interest rate swaps.

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

(d)
Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $3.5 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2023 through 2027. Post-retirement obligations are described further in Note 11 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to reliably estimate the timing and amount of contributions.

(e)
Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s three non-qualified plans. The $2.1 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2023 through 2027. Additional information about the Company’s non-qualified plans is included in Note 11 to the Consolidated Financial Statements.

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
A&B’s fixed rate debt, excluding debt premium or discount, consists of $555.9 million in principal term notes. A&B’s variable rate debt consists of $66.5 million under its revolving credit facilities and $9.4 million under term loans. Other than in default, A&B does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on A&B’s financial condition or results of operations unless A&B was required to refinance such debt. For A&B’s variable rate debt, a one percent increase in interest rates would have a $0.8 million impact on A&B's results of operations for 2017, assuming the December 31, 2017 balance of the variable rate debt was outstanding throughout 2017.
The following table summarizes A&B’s debt obligations at December 31, 2017, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2017 (dollars in millions)
								Fair Value at
								December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2017
Liabilities
Fixed rate	$41.3	$41.2	$39.7	$51.0	$40.4	$342.3	$555.9	$491.3
Average interest rate	4.60%	4.54%	4.47%	4.46%	4.42%	4.26%	4.36%
Variable rate	$0.5	$—	$—	$9.4	$66.0	$—	$75.9	$151.0
Average interest rate*	3.27%	3.24%	3.21%	3.16%	3.00%	3.02%	3.09%
*Estimated interest rates on variable debt are determined based on the rate in effect on December 31, 2017. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.
From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2017, the amount invested in money market funds was immaterial. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.
A&B has no material exposure to foreign currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 1, 2018
We have served as the Company’s auditor since 1950.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating Revenue:
Commercial Real Estate	$136.9	$134.7	$133.6
Land Operations	84.5	61.9	120.2
Materials & Construction	204.1	190.9	219.0
Total operating revenue	425.5	387.5	472.8
Operating Costs and Expenses:
Cost of Commercial Real Estate	75.5	79.0	80.4
Cost of Land Operations	60.4	35.0	71.1
Cost of Materials & Construction	166.1	154.5	175.7
Selling, general and administrative	66.4	52.0	51.6
REIT evaluation/conversion costs	15.2	9.5	—
Impairment of real estate assets	22.4	11.7	—
Total operating costs and expenses	406.0	341.7	378.8
Operating Income	19.5	45.8	94.0
Income related to joint ventures	7.2	19.2	36.8
Reductions in solar investments, net (Note 5, 12, 14)	(2.6)	(9.8)	(2.6)
Interest and other income (expense), net	2.1	(1.7)	(2.5)
Interest expense	(25.6)	(26.3)	(26.8)
Income from Continuing Operations Before Income Taxes and Net Gain (Loss) on Sale of Improved Properties	0.6	27.2	98.9
Income tax benefit (expense)	218.2	0.5	(37.0)
Income from Continuing Operations Before Net Gain (Loss) on Sale of Improved Properties	218.8	27.7	61.9
Net gain (loss) on the sale of improved properties, net of income taxes	9.3	5.0	(1.1)
Income from Continuing Operations	228.1	32.7	60.8
Income (loss) from discontinued operations, net of income taxes (Note 4)	2.4	(41.1)	(29.7)
Net Income (Loss)	230.5	(8.4)	31.1
Income attributable to noncontrolling interest	(2.2)	(1.8)	(1.5)
Net Income (Loss) Attributable to A&B Shareholders	$228.3	$(10.2)	$29.6

Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$4.63	$0.66	$1.15
Discontinued operations available to A&B shareholders	0.05	(0.84)	(0.61)
Net income (loss) available to A&B shareholders	$4.68	$(0.18)	$0.54
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$4.30	$0.65	$1.14
Discontinued operations available to A&B shareholders	0.04	(0.83)	(0.60)
Net income (loss) available to A&B shareholders	$4.34	$(0.18)	$0.54

Weighted-Average Number of Shares Outstanding:
Basic	49.2	49.0	48.9
Diluted	53.0	49.4	49.3

Amounts Available to A&B Shareholders (Note 16):
Continuing operations available to A&B shareholders, net of income taxes	$227.7	$32.2	$56.2
Discontinued operations available to A&B shareholders, net of income taxes	2.4	(41.1)	(29.7)
Net income (loss) available to A&B shareholders	$230.1	$(8.9)	$26.5
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net Income (Loss)	$230.5	$(8.4)	$31.1
Other Comprehensive Income (Loss), net of tax:
Unrealized interest rate hedging gain (loss)	(0.4)	2.6	—
Reclassification adjustment for interest expense included in net income or loss	0.5	0.4	—
Defined benefit pension plans:
Actuarial loss	(3.2)	(4.6)	(7.1)
Amortization of net loss included in net periodic pension cost	5.7	7.5	7.3
Amortization of prior service credit included in net periodic pension cost	(1.1)	(0.9)	(1.3)
Curtailment	—	(1.5)	—
Prior service cost	—	—	(0.4)
Income taxes related to other comprehensive income	(0.6)	(1.4)	0.6
Other comprehensive income (loss), net of tax	0.9	2.1	(0.9)
Comprehensive Income (Loss)	231.4	(6.3)	30.2
Comprehensive income attributable to noncontrolling interest	(2.2)	(1.8)	(1.5)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$229.2	$(8.1)	$28.7
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$68.9	$2.2
Accounts receivable, net	34.1	32.1
Contracts retention	13.2	13.1
Costs and estimated earnings in excess of billings on uncompleted contracts	20.2	16.4
Inventories	31.9	43.3
Real estate held for sale	67.4	1.0
Income tax receivable	27.7	10.6
Prepaid expenses and other assets	11.4	19.6
Total current assets	274.8	138.3
Investments in Affiliates	401.7	390.8
Real Estate Developments	151.0	179.5
Property – Net	1,147.5	1,231.6
Intangible Assets – Net	46.9	53.8
Deferred Tax Asset	16.5	—
Goodwill	102.3	102.3
Restricted Cash	34.3	10.1
Other Assets	56.2	49.9
Total assets	$2,231.2	$2,156.3

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$46.0	$42.4
Accounts payable	43.3	35.2
Billings in excess of costs and estimated earnings on uncompleted contracts	5.7	3.5
Accrued interest	6.5	6.3
Deferred revenue	0.9	17.6
Indemnity holdback related to Grace acquisition	9.3	9.3
HC&S cessation-related liabilities	4.6	19.1
Accrued dividends	783.0	—
Accrued and other liabilities	27.5	31.7
Total current liabilities	926.8	165.1
Long-term Liabilities:
Long-term debt	585.2	472.7
Deferred income taxes	—	182.0
Accrued pension and post-retirement benefits	19.9	64.8
Other non-current liabilities	40.2	47.7
Total long-term liabilities	645.3	767.2
Total liabilities	1,572.1	932.3
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interest (Note 17)	8.0	10.8
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 49.3 million and 49.0 million shares at December 31, 2017 and December 31, 2016, respectively	1,161.7	1,157.3
Accumulated other comprehensive loss	(42.3)	(43.2)
(Distributions in excess of accumulated earnings) Retained earnings	(473.0)	95.2
Total A&B shareholders' equity	646.4	1,209.3
Noncontrolling interest	4.7	3.9
Total equity	651.1	1,213.2
Total liabilities and equity	$2,231.2	$2,156.3
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$230.5	$(8.4)	$31.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	41.4	119.5	55.7
Deferred income taxes	(199.0)	(20.1)	16.9
Gains on asset transactions, net of asset write-downs	(12.7)	(11.6)	(35.8)
Share-based compensation expense	4.4	4.1	4.7
Investments in affiliates, net of distributions	5.5	1.4	(3.7)
Changes in operating assets and liabilities:
Trade, contracts retention, and other receivables	(0.9)	4.3	(3.1)
Costs and estimated earnings in excess of billings on uncompleted contracts - net	(1.5)	0.7	(1.4)
Inventories	11.4	12.7	25.9
Prepaid expenses, income tax receivable and other assets	(23.0)	(0.1)	(12.5)
Accrued pension and post-retirement benefits	(47.4)	6.3	3.6
Accounts payable and contracts retention	3.3	(0.4)	0.1
Accrued and other liabilities	(40.1)	10.7	(18.2)
Real estate inventory sales (real estate developments held for sale)	47.6	7.4	73.0
Expenditures for real estate inventory (real estate developments held for sale)	(20.8)	(15.3)	(7.2)
Net cash (used in) provided by operations	(1.3)	111.2	129.1

Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(42.5)	(116.1)	(44.7)
Proceeds from disposal of property and other assets	47.2	88.8	48.1
Payments for purchases of investments in affiliates and other investments	(41.9)	(47.2)	(29.4)
Proceeds from investments in affiliates and other investments	33.3	41.3	44.4
Net cash (used in) provided by investing activities	(3.9)	(33.2)	18.4

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	292.5	272.0	132.0
Payments of long-term debt and deferred financing costs	(181.0)	(334.3)	(248.1)
Borrowings (payments) on line-of-credit agreement, net	2.6	(9.9)	(3.0)
Distribution to noncontrolling interests	(0.5)	(1.4)	(1.1)
Dividends paid	(10.3)	(12.3)	(10.3)
Proceeds from issuance (repurchase) of capital stock and other, net	(7.2)	1.2	(1.1)
Net cash provided by (used in) financing activities	96.1	(84.7)	(131.6)

Cash, Cash Equivalents and Restricted Cash:
Net increase (decrease) in cash, cash equivalents, and restricted cash	90.9	(6.7)	15.9
Balance, beginning of period	12.3	19.0	3.1
Balance, end of period	$103.2	$12.3	$19.0

	Year Ended December 31,
	2017	2016	2015
Other Cash Flow Information:
Interest paid, net of capitalized interest	$(24.9)	$(26.2)	$(27.3)
Income taxes paid	$(4.0)	$—	$(6.4)

Noncash Investing and Financing Activities:
Contribution of land and development assets to joint ventures	$—	$—	$9.6
Real estate exchanged for note receivable	$2.5	$—	$1.9
Declared distribution from investment in affiliate	$—	$8.0	$—
Declared distribution to noncontrolling interest	$—	$0.9	$0.4
Asset retirement obligations	$—	$5.4	$6.0
Uncollected proceeds from disposal of equipment	$1.9	$—	$—
Capital expenditures included in accounts payable and accrued expenses	$4.5	$1.3	$8.0
Dividends declared	$783.0	$—	$—
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Total Equity
				(Distributions
			Accumulated	in Excess of			Redeem-
	Common		Other	Accumulated			able
	Stock		Compre-	Earnings)	Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	Interest	Total	Interest
Balance, January 1, 2015	48.8	$1,147.3	$(44.4)	$101.0	$10.9	$1,214.8	$—
Net income				29.6	1.1	30.7	0.4
Other comprehensive income, net of tax			(0.9)			(0.9)
Dividends on common stock ($0.21 per share)				(10.3)		(10.3)
Reclassification of redeemable noncontrolling interest (Note 17)					(8.5)	(8.5)	8.5
Distributions to noncontrolling interest						—	(0.4)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)				(3.1)		(3.1)	3.1
Share-based compensation		4.7				4.7
Shares issued or repurchased, net	0.1	(0.9)				(0.9)
Excess tax benefit from share-based awards		0.6				0.6
Balance, December 31, 2015	48.9	1,151.7	(45.3)	117.2	3.5	1,227.1	11.6
Net income (loss)				(10.2)	0.4	(9.8)	1.4
Other comprehensive income, net of tax			2.1			2.1
Dividends on common stock ($0.25 per share)				(12.3)		(12.3)
Distributions to noncontrolling interest						—	(0.9)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)				1.3		1.3	(1.3)
Share-based compensation		4.1				4.1
Shares issued or repurchased, net	0.1	1.5		(0.8)		0.7
Balance, December 31, 2016	49.0	1,157.3	(43.2)	95.2	3.9	1,213.2	10.8
Net income				228.3	1.0	229.3	1.2
Other comprehensive income, net of tax			0.9			0.9
Dividends on common stock ($16.13 per share)				(793.3)		(793.3)
Distributions to noncontrolling interest					(0.2)	(0.2)	(0.3)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)				3.7		3.7	(3.7)
Share-based compensation		4.4				4.4
Shares issued or repurchased, net	0.3	—		(6.9)		(6.9)
Balance, December 31, 2017	49.3	$1,161.7	$(42.3)	$(473.0)	$4.7	$651.1	$8.0
See Notes to Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Consolidated Financial Statements

1.	BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is headquartered in Honolulu and operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction.

•
Commercial Real Estate: includes leasing, property management, redevelopment and development-for-hold activities. Significant assets include improved commercial real estate and urban ground leases. Income from this segment is principally generated by leasing and operating real estate assets.

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

The Company has completed a conversion process to comply with the requirements to be treated as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2017. In connection with our conversion to a REIT, the Company undertook the following actions:

•
On November 8, 2017, the Company completed a holding company merger ("Holding Company Merger") in order to facilitate the Company's ongoing REIT compliance. Pursuant to the Holding Company Merger, the then-existing Alexander & Baldwin, Inc. ("A&B Predecessor"), Alexander & Baldwin REIT Holdings, Inc., a Hawai`i corporation and a direct, wholly owned subsidiary of A&B Predecessor (“A&B REIT Holdings”), and A&B REIT Merger Corporation, a Hawai`i corporation and a direct, wholly owned subsidiary of A&B REIT Holdings (“Merger Sub”) completed a merger through which Merger Sub was merged with and into A&B Predecessor, with A&B Predecessor continuing as the surviving corporation and being renamed "Alexander & Baldwin Investments, LLC." Additionally, as a result of the Holding Company Merger, A&B REIT Holdings replaced A&B Predecessor as the Hawai`i-based, publicly held corporation through which the Company’s operations are conducted, and all shares of common stock, including the reserve of common stock issuable under the outstanding awards and equity incentive compensation plans, of A&B Predecessor were converted into shares of A&B REIT Holdings common stock on a one-for-one basis; promptly following the merger A&B REIT Holdings was renamed “Alexander & Baldwin, Inc.” In these Notes to the Financial Statements, unless the context requires otherwise, references to A&B or the Company refer to Alexander & Baldwin, Inc. prior to the consummation of the Holding Company Merger (subsequently renamed Alexander & Baldwin Investments, LLC) and to A&B REIT Holdings following consummation of the Holding Company Merger (subsequently renamed Alexander & Baldwin, Inc.).

•
On November 16, 2017 (the "Declaration Date"), the Company declared a distribution to its shareholders in the aggregate amount of $783 million (approximately $15.92 per share) (the "Special Distribution"), which represented the Company's previously undistributed non-REIT earnings and profits accumulated prior to January 1, 2017, the Company's REIT taxable income for the 2017 taxable year, and a substantial portion of the Company's estimated REIT taxable income for the 2018 taxable year. The Company completed the payment of the Special Distribution on January 23, 2018 ("the Distribution Date") through an aggregate of $156.6 million in cash and the issuance of 22,587,299 shares of the Company's common stock.

Reclassifications: Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation related to the application of Rule 3-15 of Regulation S-X and the adoption of certain new accounting standards discussed below. There was no impact on net income or (accumulated deficit) / retained earnings as a result of the reclassifications. See Note 2 "Significant Accounting Policies" for additional information.

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
Customer Concentration: Grace derives a significant portion of Materials & Construction revenues from a limited customer base. For the years ended December 31, 2017, 2016, and 2015, revenue of approximately $67.7 million, $52.0 million, and $38.1 million, respectively, was generated directly and indirectly from projects administered by the City and County of Honolulu. For the years ended December 31, 2017, 2016, and 2015, revenue of approximately $60.2 million, $50.1 million, and $80.8 million, respectively, was generated directly and indirectly from the State of Hawai`i, where Grace served as general contractor or subcontractor.
Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. There were no outstanding checks in excess of funds on deposit at December 31, 2017 and 2016.
Allowance for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition of the Company’s customers and their payment history, which are regularly monitored by the Company. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to “Accounts receivable,” for the three years ended December 31, 2017, 2016, and 2015 were as follows (in millions):

	Balance at Beginning of Year	Provision for Bad Debt	Write-offs and Other	Balance at End of Year
2017	$1.0	$1.0	$(0.6)	$1.4
2016	$1.7	$0.8	$(1.5)	$1.0
2015	$1.7	$0.4	$(0.4)	$1.7

Operating Cycle: The Company uses the duration of the construction contracts that range from one year to three years as its operating cycle for purposes of classifying assets and liabilities related to contracts. Accounts receivable and contracts retention collectible after one year related to the Materials & Construction segment are included in current assets in the consolidated balance sheets and amounted to $8.0 million and $8.2 million as of December 31, 2017 and December 31, 2016, respectively. Accounts and contracts payable related to the Materials & Construction segment payable after one year are included in current liabilities in the consolidated balance sheets and amounted to $0.4 million and $0.6 million as of December 31, 2017 and December 31, 2016, respectively.
Inventories: Sugar inventories were stated at the lower of cost (first-in, first-out basis) or market value. Materials & supplies and Materials & Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value.
Inventories at December 31, 2017 and 2016 were as follows (in millions):

	2017	2016
Sugar inventories	$—	$17.5
Asphalt	12.2	7.4
Processed rock, Portland cement, and sand	13.5	12.6
Work in progress	2.8	3.0
Retail merchandise	1.7	1.7
Parts, materials and supplies inventories	1.7	1.1
Total	$31.9	$43.3
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
Depreciation: Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the units-of-production method for quarry production-related assets. Estimated useful lives of property are as follows:

Classification	Range of Life (in years)
Building and improvements	10 to 40
Leasehold improvements	5 to 10 (lesser of useful life or lease term)
Water, power and sewer systems	5 to 50
Rock crushing and asphalt plants	25 to 35
Machinery and equipment	2 to 35
Other property improvements	3 to 35
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
Capitalized Interest: Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in real estate joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in real estate joint ventures is recorded until the underlying investee commences its principal operations, which is typically when the investee has other-than-ancillary revenue generation. Total interest cost incurred was $26.4 million, $28.3 million, and $29.1 million in 2017, 2016 and 2015, respectively. Capitalized interest in 2017, 2016 and 2015 was $0.9 million, $2.0 million, and $2.3 million, respectively, and was principally related to the Company's investment in The Collection, the Company’s Maui Business Park II, and Kamalani projects.
Real Estate Assets Held for Sale: The Company separately classifies assets held for sale in its consolidated financial statements. As of December 31, 2017, the Company has Hawai`i real estate developments and certain U.S. Mainland commercial properties that were classified as held for sale with a total net asset value of $67.4 million. Real estate investments to be disposed of are reported at the lower of carrying amounts or estimated fair value, less costs to sell. During the fourth quarter of 2017, the Company recorded aggregate impairment charges of $22.4 million related to certain U.S. Mainland commercial properties assets. The following table summarizes the assets held for sale and liabilities related to the assets held for sale as of December 31, 2017:

Real Estate Developments	$21.1
Property – Net	64.8
Other Assets	3.9
Total assets	89.8
Impairment of real estate assets	(22.4)
Real estate held for sale	$67.4
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
During the fourth quarter of 2017, the Company recorded aggregate impairment charges of $22.4 million related to certain of its U.S. Mainland commercial properties that were classified as held for sale as of December 31, 2017.
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
The impairment charges are presented within Impairment of real estate assets in the accompanying consolidated statements of operations. There were no material long-lived asset impairment charges recorded in 2015.
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
Fair Value Measurements: The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s debt at December 31, 2017 was $631.2 million and $642.3 million, respectively, and $515.1 million and $529.3 million at December 31, 2016, respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company’s existing debt arrangements (level 2).
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
The Company's U.S. Mainland commercial properties as well as the Company's non-active long-term development projects that were impaired during each of the years ended December 31, 2017 and 2016, respectively, represent assets measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the real estate assets and available, observable market data. The Company classified these fair value measurements as Level 3 inputs. After the impairment charges recorded, the aggregate carrying value of the impaired U.S. Mainland commercial properties was $46.3 million, and the aggregate carrying value of the non-active, long-term development projects were not material.
Intangible Assets: Intangible assets are recorded on the consolidated balance sheets as other non-current assets and are related to the acquisition of commercial properties. Intangible assets acquired in 2017 and 2016 were as follows:

	2017		2016
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
In-place/favorable leases	$0.3	1.6	$8.5	7.0
Intangible assets for the years ended December 31, 2017 and 2016 included the following (in millions):

	2017	2016
In-place leases	$70.2	$69.9
Favorable leases	17.9	17.9
Permitted quarry rights	18.0	18.0
Contract backlog	2.6	2.6
Trade name/customer relationships	2.2	2.2
Accumulated amortization	(64.0)	(56.8)
Total assets	$46.9	$53.8
Aggregate intangible asset amortization was $6.0 million, $9.2 million, and $10.5 million for 2017, 2016 and 2015, respectively. Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated Amortization
2018	$5.4
2019	$4.5
2020	$3.6
2021	$3.1
2022	$2.9
Goodwill: The Company reviews goodwill for impairment at the reporting unit level annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The goodwill impairment test estimates the fair value of a reporting unit using various methodologies, including discounted cash flows and market multiples. The discounted cash flow approach relies on a number of assumptions, including future macroeconomic conditions, market factors specific to the reporting unit, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows, among others. Under the market multiple methodology, the estimate of fair value is based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or revenues. When using market multiples of EBITDA or revenues, the Company must make judgments about the comparability of those multiples in closed and proposed transactions and comparability of multiples for guideline companies.
If the results of the Company's test indicates that a reporting unit's estimated fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

The changes in the carrying amount of goodwill allocated to the Company's reportable segments for the years ended December 31, 2017 and 2016 were as follows (in millions):

	Materials & Construction	Commercial Real Estate	Total
Balance, January 1, 2016	$93.6	$8.7	$102.3
Changes to goodwill	—	—	—
Balance, December 31, 2016	93.6	8.7	102.3
Changes to goodwill	—	—	—
Balance, December 31, 2017	$93.6	$8.7	$102.3
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
Construction: A majority of paving contracts is performed for Hawai`i state, federal, and county governments. Unit price contracts, which comprise a significant portion of Grace's paving contracts, require Grace to provide line-item deliverables at fixed unit prices based on approved quantities irrespective of Grace’s actual per unit costs. Earnings on unit price contracts are recognized as quantities are delivered. Lump sum contracts require that the total amount of work be performed for a single price irrespective of actual quantities or Grace’s actual costs. Earnings on fixed-price paving contracts are generally recognized using the percentage-of-completion method with progress toward completion measured on the basis of unit cost of work completed as of a specific date to an estimate of the total unit cost of work to be delivered under each contract. Grace uses this method as its management considers this to be the best available measure of progress on contracts. Contracts in progress are reviewed regularly, and sales and earnings may be adjusted based on revisions to assumption and estimates, including, but not limited to, revisions to job performance, job site conditions, changes to the scope of work, estimated contract costs, progress toward completion, changes in internal and external factors or conditions and final contract settlement. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become evident.
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
Discontinued Operations: On December 31, 2015, due to continuing and significant operating losses stemming from low sugar prices and poor production levels, the Company determined it would cease sugar operations at its Hawaiian Commercial & Sugar Company (“HC&S”) division on Maui upon completion of its final harvest in 2016. HC&S completed its harvest in December 2016, and the Company ceased its sugar operations (the "Cessation"). As a result, the Company concluded that its sugar operations met the requirements to be reported as discontinued operations for all periods presented. See Note 4, "Discontinued Operations" for additional detail.
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
Redeemable Non-controlling Interest: Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control are classified as mezzanine equity, outside of equity and liabilities, and are adjusted to fair value on each balance sheet date. The resulting changes in fair value of the estimated redemption amount, increases or decreases, are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, common stock.
Earnings Per Share (“EPS”): Basic and diluted earnings per share are computed and disclosed in accordance with FASB Accounting Standards Codification Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent in-substance dividend distributions to the noncontrolling interest holder as the holder has a contractual right to receive a specified amount upon redemption. As a result, earnings are adjusted to reflect this in-substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company's participating securities consist of time-based restricted unit awards that contain a non-forfeitable right to receive dividends and, therefore, are considered to participate in earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. Additionally, as the deadline for the common shareholders' election was January 12, 2018, subsequent to December 31, 2017, the total Special Distribution of $783 million (approximately $15.92 per share) was included in the computation of the Company's diluted earnings (loss) per share.
Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the accompanying consolidated statements of operations. The Company records a liability for uncertain tax positions not deemed to meet the more-likely-than-not threshold. The Company did not have material uncertain tax positions as of December 31, 2017 and 2016.
The Company believes that it is more likely than not that the benefit from its state nonrefundable energy tax credit carryforward will not be realized.  Consequently, the Company has recorded a valuation allowance of $6.9 million on the deferred tax asset relating to this credit carryforward.  If our assumptions change and the Company determines that it will be able to realize the credit, the tax benefits relating to any reversal of the valuation allowance on the deferred tax assets will be recognized as a reduction in income tax expense.
The Company accounts for tax credits related to its investments in KRS II and Waihonu using the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available.
Comprehensive Income (Loss): Comprehensive income (loss) includes all changes in equity, except those resulting from transactions with shareholders and net income (loss). Other comprehensive income (loss) principally includes amortization of deferred pension and postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31, 2017 and 2016 (in millions):

	2017	2016
Unrealized components of benefit plans:
Pension plans	$(43.1)	$(43.8)
Post-retirement plans	(1.0)	(0.6)
Non-qualified benefit plans	(0.1)	(0.6)
Interest rate swap	1.9	1.8
Accumulated other comprehensive loss	$(42.3)	$(43.2)
The changes in accumulated other comprehensive loss by component for the years ended December 31, 2017, 2016 and 2015 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2015	$(44.4)	$—	$(44.4)
Other comprehensive loss before reclassifications, net of taxes of $2.9 for employee benefit plans	(4.6)	—	(4.6)
Amounts reclassified from accumulated other comprehensive loss, net of taxes of $2.3 for employee benefit plans	3.7	—	3.7
Balance, December 31, 2015	$(45.3)	$—	$(45.3)
Other comprehensive loss before reclassifications, net of taxes of $2.1 and $1.0 for employee benefit plans and interest rate swap, respectively	(3.4)	1.6	(1.8)
Amounts reclassified from accumulated other comprehensive loss, net of taxes of $2.3 and $0.2 for employee benefit plans and interest rate swap, respectively	3.7	0.2	3.9
Balance, December 31, 2016	$(45.0)	$1.8	$(43.2)
Other comprehensive loss before reclassifications, net of taxes of $1.2 and $0.2 for employee benefit plans and interest rate swap, respectively	(2.0)	(0.2)	(2.2)
Amounts reclassified from accumulated other comprehensive loss, net of taxes of $1.8 and $0.2 for employee benefit plans and interest rate swap, respectively	2.8	0.3	3.1
Balance, December 31, 2017	$(44.2)	$1.9	$(42.3)

The reclassifications of other comprehensive loss components out of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 were as follows (in millions):

	2017	2016	2015
Unrealized hedging gain (loss)	$(0.4)	$2.6	$—
Reclassification adjustment for interest expense included in net income or loss	0.5	0.4	—
Actuarial loss*	(3.2)	(4.6)	(7.1)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Prior service cost	—	—	(0.4)
Net loss*	5.7	7.5	7.3
Prior service credit*	(1.1)	(0.9)	(1.3)
Curtailment	—	(1.5)	—
Total before income tax	1.5	3.5	(1.5)
Income taxes	(0.6)	(1.4)	0.6
Other comprehensive income (loss), net of tax	$0.9	$2.1	$(0.9)
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
Interest and other income (expense), net is comprised primarily of interest income and other components of net periodic benefit costs related to pension and postretirement benefits. The components of Interest and other income (expense), net on the Consolidated Statement of Operations for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Interest income	$5.3	$1.8	$0.8
Pension and postretirement benefit expense	(2.6)	(4.2)	(3.7)
Other income (expense)	(0.6)	0.7	0.4
Interest and other income (expense), net	$2.1	$(1.7)	$(2.5)
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

The Company has completed its evaluation of the impact of adopting ASU No. 2014-09 and has identified the major revenue streams. Based on the evaluation, the Company does not anticipate a significant impact on the financial statements, controls structure around the implementation, or notes in the consolidated financial statements.  Upon adoption at January 1, 2018, the Company will recognize an insignificant cumulative effect amount using the modified retrospective approach.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 is an update that addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of cash receipts and cash payments presentation and classification in the statement of cash flows. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company elected to early adopt ASU 2016-15 in the fourth quarter of fiscal year 2017. The adoption of this standard did not have a material impact on the Company’s financial position or results of operation.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 will require entities to show the changes on the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between these items on the statement of cash flows. The guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt this guidance in the fourth quarter of fiscal year 2017, pursuant to which the Company applied the cash flow presentation requirements retrospectively to all periods presented.

The impact of adopting the above guidance for the years ended December 31, 2016 and 2015 was as follows:

	2016			2015
	Previously Reported	Impact of Adoption	Current Presentation	Previously Reported	Impact of Adoption	Current Presentation
Cash Flows from Operating Activities	$111.2	$—	$111.2	$129.1	$—	$129.1
Cash Flows from Investing Activities	$(25.6)	$(7.6)	$(33.2)	$1.0	$17.4	$18.4
Cash Flows from Financing Activities	$(84.7)	$—	$(84.7)	$(131.6)	$—	$(131.6)

Cash, Cash Equivalents and Restricted Cash
Net increase in cash and cash equivalents and restricted cash	$0.9	$(7.6)	$(6.7)	$(1.5)	$17.4	$15.9
Balance, beginning of period	1.3	17.7	19.0	2.8	0.3	3.1
Balance, end of period	$2.2	$10.1	$12.3	$1.3	$17.7	$19.0

The reconciliation of Cash, Cash Equivalents and Restricted Cash as of December 31, 2017, 2016 and 2015 was:

	2017	2016	2015
Cash and Cash Equivalents	$68.9	$2.2	$1.3
Restricted Cash	34.3	10.1	17.7
Cash, Cash Equivalents and Restricted Cash	$103.2	$12.3	$19.0

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The guidance simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The Company elected to early adopt this guidance in the fourth quarter of fiscal year 2017. The adoption of this standard did not have any impact on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides guidance regarding the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. ASU 2017-01 should be applied prospectively and early adoption is permitted. The new guidance will result in many real estate transactions being classified as an asset acquisition and transaction costs being capitalized. The Company elected to early adopt FASB ASU No. 2017-01 in the second quarter of fiscal year 2017. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 provides that entities will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. In addition, entities will present the other components of net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. ASU 2017-07 is effective for fiscal years or interim periods beginning after December 15, 2017 and early adoption is permitted. The Company elected to early adopt this guidance in the fourth quarter of fiscal year 2017, and has recorded the other components of net periodic benefit costs within other expense, which is classified in Interest and other income (expense), net in the accompanying consolidated statements of operations. The service cost component of net periodic benefit cost is classified in Selling, general and administrative in the consolidated statements of operations. The Company applied the presentation requirement of ASU 2017-07 retrospectively to all periods presented. The impact of adopting the above guidance was as follows:

Accordingly, the Company also reclassified prior period amounts for the other components of net periodic benefit costs totaling $4.2 million and $3.7 million for the years ended December 31, 2016, and 2015, respectively, from Selling, general and administrative to Interest and other income, net.

The impact of adopting the above guidance for the years ended December 31, 2016 and 2015 were as follows:

	2016			2015
	Previously Reported	Impact of Adoption	Current Presentation	Previously Reported	Impact of Adoption	Current Presentation
Selling, general and administrative	$56.2	$(4.2)	$52.0	$55.3	$(3.7)	$51.6
Interest and other income, net	$2.5	$(4.2)	$(1.7)	$1.2	$(3.7)	$(2.5)

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. Therefore, an entity will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn’t changed, if that’s the case. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued or made available for issuance. The guidance will be applied prospectively to awards modified on or after the adoption date. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance amends the hedge accounting model in ASC 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period or fiscal year before the effective date. For cash flow and net investment hedges existing at the date of adoption, entities will apply the new guidance using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The guidance provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements apply prospectively. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The guidance permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings, giving entities the option to reclassify these amounts rather than require reclassification. The FASB also gave entities the option to apply the guidance retrospectively or in the period of adoption. When adopted, the standard requires all entities to make new disclosures, regardless of whether they elect to reclassify stranded amounts. Entities are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Cuts and Jobs Act of 2017 as well as their policy for releasing income tax effects from accumulated OCI. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Entities are able to early adopt the guidance in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Cuts and Jobs Act of 2017 related to items in accumulated OCI are recognized. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates totaled approximately $21.1 million, $12.0 million, and $23.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. Receivables from these affiliates were $2.9 million as of December 31, 2017 and immaterial as of December 31, 2016. Amounts due to these affiliates were immaterial as of December 31, 2017 and 2016.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are owned by a director of the Company. Revenues earned from these transactions were $5.2 million for the years ended December 31, 2017, $6.1 million for the year ended December 31, 2016, and immaterial for the year ended December 31, 2015. Receivables from these affiliates were immaterial as of December 31, 2017 and 2016.
Land Operations. During the year ended December 31, 2017, the Company recorded developer fee revenues of approximately $2.4 million related to management and administrative services provided to certain unconsolidated investments in affiliates. Developer fee revenues recorded for the years ended 2016 and 2015 were $4.6 million and $2.9 million, respectively. Receivables from these affiliates were immaterial as of December 31, 2017 and 2016.
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
In December 2016, the Company completed its final sugar harvest and ceased its sugar operations.
The historical results of operations have been presented as discontinued operations in the consolidated financial statements and prior periods have been recast.
The revenue, operating income (loss), gain on asset dispositions, income tax (expense) benefit and after-tax effects of these transactions for the years ended December 31, 2017, 2016, and 2015 were as follows (in millions):

	2017	2016	2015
Sugar operations revenue	$22.9	$98.4	$97.7
Cost of sugar operations	22.5	87.5	124.6
Operating income (loss) from sugar operations	0.4	10.9	(26.9)
Sugar operations cessation costs	(2.7)	(77.6)	(22.6)
Gain on asset dispositions	6.0	—	—
Income (loss) from discontinued operations before income taxes	3.7	(66.7)	(49.5)
Income tax (expense) benefit	(1.3)	25.6	19.8
Income (loss) from discontinued operations	$2.4	$(41.1)	$(29.7)

Basic earnings (loss) per share	$0.05	$(0.84)	$(0.61)
Diluted earnings (loss) per share	$0.04	$(0.83)	$(0.60)
There was no depreciation and amortization related to discontinued operations for the year ended December 31, 2017. Depreciation and amortization related to discontinued operations was $70.9 million and $12.4 million for the years ended December 31, 2016, and 2015, respectively.

5.	INVESTMENTS IN AFFILIATES
The Company's investments in affiliates consist principally of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting. The Company’s investments in affiliates totaled $401.7 million and $390.8 million as of December 31, 2017 and 2016, respectively. The amounts of the Company’s investment at December 31, 2017 and December 31, 2016 that represent undistributed earnings of investments in affiliates were approximately $8.2 million and $15.5 million, respectively. Dividends and distributions from unconsolidated affiliates totaled $10.4 million in 2017, $71.6 million in 2016 and $72.2 million in 2015.
Operating results include the Company's proportionate share of net income from its equity method investments. A summary of combined financial information related to the Company's equity method investments at December 31 is as follows (in millions):

	2017	2016
Current assets	$153.1	$154.3
Non-current assets	754.9	727.8
Total assets	$908.0	$882.1

Current liabilities	$52.5	$65.8
Non-current liabilities	192.8	175.0
Total liabilities	$245.3	$240.8

	Year Ended December 31,
	2017	2016	2015
Revenues	$200.5	$489.3	$471.7
Operating costs and expenses	166.3	449.8	411.6
Operating income	$34.2	$39.5	$60.1
Income from Continuing Operations*	$16.0	$31.7	$57.2
Net Income*	$15.5	$31.7	$56.1
* Includes earnings from equity method investments held by the investee.
In 2002, the Company entered into a joint venture with DMB Communities II, an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities (“DMB”), for the development of Kukui'ula, a master planned resort residential community located in Poipu, Kauai, planned for up to 1,500 high-end residential units. The carrying value of the

Company's investment in Kukui'ula, which includes capital contributed by A&B to the joint venture and the value of land initially contributed, net of joint venture earnings and losses, was $302.6 million as of December 31, 2017 and $290.7 million as of December 31, 2016. The total capital contributed to the joint venture by the Company as a percent of total committed was approximately 61% as of December 31, 2017. Due to the joint venture’s obligation to complete improvements and amenities, the joint venture uses the percentage-of-completion method for revenue recognition. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment using the equity method. Due to the complex nature of cash distributions to the members, net income of the joint venture is allocated to the members, including the Company, using the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the book value of net assets of the venture, excluding capital contributions and distributions made during the period.
In 2010, A&B acquired fully-entitled land near the Ala Moana Center in Honolulu for the development of Waihonua ("Waihonua"), a 340-saleable unit residential high-rise condominium. In 2012, the Company formed a joint venture and contributed the land, pre-development assets and cash. The Company also secured capital partners that provided the remainder of the $65.0 million in total equity required for the project and the joint venture secured construction financing. In connection with the project, the Company provided a limited guaranty to the construction lender in the amount of the lesser of $20.0 million or the outstanding loan balance. The Company's exposure to loss was limited to its equity investment and the outstanding balance on the loan, up to $20.0 million. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounted for its investment under the equity method. Construction of Waihonua was completed in November 2014, and 12 units closed in December 2014. The remaining 328 units closed in January 2015 and the construction loan was paid off, extinguishing the guarantee. The Company had no carrying value related to its investment in Waihonua at December 31, 2017 and 2016, respectively. For the year ended December 31, 2015, the Company determined that its Waihonua joint venture met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X and, therefore, pursuant to Rule 3-09 of Regulation S-X, has attached separate financial statements to this Annual Report on Form 10-K as Exhibit 99.1.
In July 2014, the Company invested $23.8 million in KRS II, an entity that owns and operates a 12-megawatt solar farm in Koloa, Kauai. The Company does not have a controlling financial interest in KRS II, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment under the equity method. Due to the complex nature of cash distributions, net income of the joint venture is allocated to the Company using the HLBV method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the net assets of the venture, excluding capital contributions and distributions made during the period. For the years ended December 31, 2017 and 2016, the Company recorded a net, non-cash reduction of $0.2 million and $1.1 million, respectively, in Reduction in solar investments, net in the accompanying consolidated statements of operations. The carrying value of the Company's investment at December 31, 2017 and 2016 was $0.9 million and $2.2 million. In connection with the KRS II investment, the Company provided a limited indemnity to Kauai Island Utility Cooperative ("KIUC") that indemnifies KIUC for payments up to $6.0 million made by KIUC under a KIUC guaranty to the lender that provided KRS II's project financing. KIUC is an equity partner and managing member of KRS II, project sponsor and customer for the output of the KRS II facility. The fair value of the Company's indemnity was not material.
During 2016, the Company also invested $15.4 million in Waihonu, an entity that operates two photovoltaic facilities with a combined capacity of 6.5 megawatts in Mililani, Oahu. The Company does not have a controlling financial interest in Waihonu, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment under the equity method. Due to the complex nature of cash distributions, net income of the joint venture is allocated to the Company using the HLBV method, as described in the above paragraph. During the year ended December 31, 2017, the Company recorded a net, non-cash reduction of $2.4 million in Reduction in solar investments, net. As of December 31, 2017, the Company's investment was $1.4 million.
In October 2014, the Company contributed land, pre-paid development assets and cash to The Collection LLC, a joint venture formed to develop a 464-unit high-rise residential condominium project on Oahu, consisting of a 396-saleable unit high-rise condominium tower, 14 three-bedroom townhomes, and a 54-unit mid-rise building. In addition to the Company's initial contribution, the Company also secured equity partners that contributed an additional $16.8 million in cash. The Company's total agreed upon contribution, which includes the land and pre-paid development assets already contributed, was $50.3 million. In connection with the project, the Company provided a limited guaranty to the construction lender for the project at the lesser of $30.0 million or the outstanding loan balance. The Company's exposure to loss is limited to its total equity investment and the outstanding balance on the loan, up to $30.0 million. The fair value of the Company's guaranty was not material. The Company's investment at December 31, 2017 and 2016 was $18.5 million and $15.3 million, respectively. The Company accounts for its investment under the equity method. As of December 31, 2017, all 396 tower units and 54 loft units and two townhomes have closed escrow. For the year ended December 31, 2017, the Company determined that The Collection joint venture met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X and, therefore, pursuant to Rule 3-09 of Regulation S-X, has attached separate financial statements to this Annual Report on Form 10-K as Exhibit 99.4.
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

6.	UNCOMPLETED CONTRACTS
Information related to uncompleted contracts as of December 31, 2017 and 2016 is as follows (in millions):

	2017	2016
Costs incurred on uncompleted contracts	$137.5	$92.2
Estimated earnings	35.8	26.8
Subtotal	173.3	119.0
Less: billings to date	158.8	106.1
Total	$14.5	$12.9

Included in accompanying balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$20.2	$16.4
Estimated billings in excess of costs and estimated earnings on uncompleted contracts	(5.7)	(3.5)
Total	$14.5	$12.9

7.	PROPERTY
Property on the consolidated balance sheets includes the following (in millions):

	December 31,
	2017	2016
Buildings	$471.6	$566.5
Land	613.3	622.6
Machinery and equipment	74.7	254.0
Asphalt plants and quarry assets	80.2	78.2
Water, power and sewer systems	109.9	156.4
Other property improvements	70.5	65.9
Vessel	—	11.3
Subtotal	1,420.2	1,754.9
Accumulated depreciation	(272.7)	(523.3)
Property - net	$1,147.5	$1,231.6
Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $32.3 million, $106.1 million and $43.8 million, respectively. During the year ended December 31, 2016, HC&S recorded accelerated depreciation of $70.9 million.

8.	NOTES PAYABLE AND LONG-TERM DEBT
At December 31, 2017 and 2016, notes payable and long-term debt consisted of the following (in millions):

	2017	2016
Revolving credit facilities:
Wells Fargo GLP Revolver, matures in 2018 (a)	$0.5	$—
Revolving credit facility, matures in 2022 ($372.2 million available) (b)	66.0	14.9
Term loans:
6.38%, payable through 2017, secured by Midstate Hayes	—	8.2
1.85%, payable through 2017, unsecured	—	2.5
2.00%, payable through 2018, unsecured	0.1	0.8
3.31%, payable through 2018, unsecured	1.0	2.8
5.19%, payable through 2019, unsecured	4.4	6.5
6.90%, payable through 2020, unsecured	48.8	65.0
LIBOR plus 2.00%, payable through 2021 (c)	9.4	9.4
LIBOR plus 1.00%, payable through 2021, secured by asphalt terminal (d)	4.8	6.1
3.15%, payable through 2021, second mortgage secured by Kailua Town Center III	4.9	—
LIBOR plus 1.50%, payable through 2021, secured by Kailua Town Center III (e)	10.8	11.2
5.53%, payable through 2024, unsecured	28.5	28.5
3.90%, payable through 2024, unsecured	62.6	68.1
4.15%, payable through 2024, secured by Pearl Highlands Center	87.0	88.8
5.55%, payable through 2026, unsecured	46.0	46.0
5.56%, payable through 2026, unsecured	25.0	25.0
4.35%, payable through 2026, unsecured	22.0	22.0
4.04%, payable through 2026, unsecured	50.0	—
3.88%, payable through 2027, unsecured	50.0	50.0
4.16%, payable through 2028, unsecured	25.0	—
4.30%, payable through 2029, unsecured	25.0	—
LIBOR plus 1.35%, payable through 2029, secured by Manoa Marketplace (f)	60.0	60.0
Total debt (contractual)	631.8	515.8
Unamortized debt premium (discount)	0.5	0.5
Unamortized debt issuance costs	(1.1)	(1.2)
Total debt (carrying value)	631.2	515.1
Less current portion	(46.0)	(42.4)
Long-term debt	$585.2	$472.7
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

Revolving Credit Facilities: The Company had a revolving senior credit facility that provided for an aggregate $350 million, 5-year unsecured commitment ("Revolving Credit Facility"), with an uncommitted $100 million increase option. The Revolving Credit Facility also provides for a $100 million sub-limit for the issuance of standby and commercial letters of credit and an $80 million sub-limit for swing line loans. Amounts drawn under the facilities bear interest at a stated rate, as defined, plus a margin that is determined based on a pricing grid using the ratio of debt to total adjusted asset value, as defined. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio, and limitations on priority debt.
In December 2015, the Revolving Credit Facility was amended to extend the maturity date to December 2020.
In September 2017, the Company entered into a Second Amended and Restated Credit Agreement ("A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, and other lenders party thereto, which amended and restated its existing $350 million committed Revolving Credit Facility. The A&B Revolver increased the total revolving commitments to $450 million, extended the term of the Revolving Credit Facility to September 15, 2022, amended certain covenants (see below), and reduced the interest rates and fees charged under the Revolving Credit Facility. All other terms of the Revolving Credit Facility remain substantially unchanged.
At December 31, 2017, $66.0 million was outstanding, $11.8 million in letters of credit had been issued against the Revolving Credit Facility, and $372.2 million was available.
At December 31, 2017, the Company had, at one of its subsidiaries, a $30.0 million line of credit that expires in October 2018. As of December 31, 2017, $0.5 million was outstanding under the line of credit. No amounts were outstanding as of December 31, 2016. The credit line is collateralized by the subsidiary's accounts receivable, inventory and equipment and may only be used for asphalt purchase. The Company and the noncontrolling interest holders are guarantors, on a several basis, for their pro rata shares (based on membership interests) of borrowings under the line of credit.
Unsecured Term Loans: In December 2015, the Company entered into an agreement (the "Prudential Agreement") with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") for an unsecured note purchase and private shelf facility that enables the Company to issue notes in an aggregate amount up to $450.0 million (“Prudential Shelf Facility”), less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement. The Prudential Agreement, as amended, expires in December 2018 and contains certain restrictive covenants that are substantially the same as the covenants contained in the Revolving Credit Facility, as amended. Borrowings under the uncommitted shelf facility bear interest at rates that are determined at the time of the borrowing.
In September 2017, the Company entered into an amendment (the "Pru Amendment") of its Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of December 10, 2015, which amended certain covenants (see below). Additionally, the Pru Amendment included a provision for a contingent incremental interest rate increase of 20 basis points on all outstanding notes unless, following the Company's planned earnings and profits purge, the maximum ratio of debt to total adjusted asset value is equal to or less than 0.35 to 1.00 with respect to any fiscal quarter ending on or before September 30, 2018. The contingent interest rate adjustment, if triggered, will continue until such time that the Company's ratio of debt to total adjusted asset value declines to 0.35 to 1.00 or below. If the contingent interest rate adjustment is not triggered on September 30, 2018, or if triggered, but subsequently the Company's ratio of debt to total adjusted asset value declines to 0.35 to 1.00 or below, the contingent interest rate adjustment shall have no further force or effect.
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

As a result of the Special Distribution that was declared on November 16, 2017 and settled on January 23, 2018, the Company received waivers related to the impact of the Special Distribution on the minimum shareholder’s equity computation for its Revolving Credit Facility and its unsecured term loan agreements.

On October 10, 2017, the Company entered into a rate lock commitment to draw $50 million under its Prudential Shelf Facility, pursuant to which the Company drew $50 million on November 21, 2017. The note bears interest at 4.04 percent and matures on November 21, 2026. Interest only is paid semi-annually and the principal balance is due at maturity.
On October 30, 2017, the Company entered into a second rate lock commitment to draw $25 million under its Prudential Shelf Facility, pursuant to which the Company drew $25 million on December 8, 2017. The note bears interest at 4.16 percent and matures on December 8, 2028. Interest only is paid semi-annually and the principal balance is due at maturity.

On November 30, 2017, the Company entered into a rate lock commitment to draw $25 million under its Note Purchase and Private Shelf Agreement with AIG Asset Management (U.S.), LLC ("AMG"). Under the commitment, the Company drew $25 million on December 20, 2017. The note bears interest at 4.30 percent and matures on December 20, 2029. Interest only is paid semi-annually and the principal balance is due at maturity.

Real Estate Secured Term Debt: On December 20, 2013, the Company consummated the acquisition of the Kailua Portfolio, a collection of retail assets on Oahu. In connection with the acquisition of the Kailua Portfolio, the Company assumed a $12.0 million mortgage note, which matures in September 2021, and an interest rate swap that effectively converts the floating rate debt to a fixed rate of 5.95 percent. As of December 31, 2017, the balance of the mortgage note was $10.8 million. The Company also secured a $5.0 million second mortgage on the Kailua Portfolio during the first quarter of 2017, which bears interest at 3.15 percent and matures in 2021. The second mortgage has an outstanding balance as of December 31, 2017 of $4.9 million.
On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of A&B and a 50 percent member of Kukui'ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui'ula Village ("Agreement") with DMB Kukui'ula Village LLC ("DMB)", a Delaware limited liability company, as a member, and KKV Management LLC, a Hawai`i limited liability company, as the manager and a member. Village owns and operates The Shops at Kukui'ula, a commercial retail center on the south shore of Kauai. Under the Agreement KDC assumed control of Village. Accordingly, A&B consolidated Village's assets and liabilities at fair value, which included secured loans totaling approximately $51.2 million. The first loan, totaling $41.8 million ("Real Estate Loan"), was secured by The Shops at Kukui'ula and 45 acres owned by Kukui'ula Development Company (Hawai`i), LLC ("Kukui'ula"), in which KDC is a member. The second loan, totaling $9.4 million, ("Term Loan") was secured by a letter of credit. On November 5, 2013, the Company refinanced the outstanding balances of the Real Estate Loan and Term Loan related to The Shops at Kukui'ula and extended the maturities of each by 3-years. The Real Estate Loan outstanding of $34.6 million, incurred interest at LIBOR plus 2.85 percent and required principal amortization of $0.9 million per quarter. During 2016, the outstanding balance of the Real Estate Loan was paid in full and extinguished. The Term Loan of $9.4 million, is interest only, secured by a letter of credit, and bears interest at LIBOR plus 2.0 percent. At December 31, 2017, the outstanding balance of the Term Loan was $9.4 million.
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
The approximate book values of assets used in the Commercial Real Estate segment pledged as collateral under the foregoing credit agreements at December 31, 2017 was $233.0 million. The approximate book values of assets used in the

Materials & Construction segment pledged as collateral under the foregoing credit agreements at December 31, 2017 was $25.9 million. There were no assets used in the Land Operations segment that were pledged as collateral.
Debt Maturities: At December 31, 2017, debt maturities during the next five years and thereafter, excluding amortization of debt discount or premium, are $41.8 million in 2018, $41.2 million in 2019, $39.7 million in 2020, $60.4 million for 2021, $106.4 million in 2022, and $342.3 million thereafter.

9.	LEASES - THE COMPANY AS LESSEE
Principal non-cancelable operating leases include land, office space, harbors and equipment leased for periods that expire through 2043. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $6.1 million, $6.8 million, and $7.2 million for 2017, 2016, and 2015, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis.
Future minimum payments under non-cancelable operating leases were as follows (in millions):

Minimum Lease Payments
2018	$5.5
2019	5.1
2020	5.1
2021	5.1
2022	3.7
Thereafter	17.9
Total	$42.4

10.	LEASES - THE COMPANY AS LESSOR
The Company leases to third-parties land and buildings under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2017 and 2016 were as follows (in millions):

	2017	2016
Leased property - real estate	$1,089.0	$1,149.0
Less accumulated depreciation	(104.0)	(120.4)
Property under operating leases - net	$985.0	$1,028.6
Total rental income, excluding tenant reimbursements (which totaled $33.0 million, $31.8 million and $30.2 million for the years ended December 31, 2017, 2016, and 2015, respectively), under these operating leases were as follows (in millions):

	2017	2016	2015
Minimum rentals	$95.4	$95.2	$96.2
Contingent rentals (based on sales volume)	4.4	5.4	4.8
Total	$99.8	$100.6	$101.0

Future minimum rentals on non-cancelable operating leases at December 31, 2017 were as follows (in millions):

Operating Leases
2018	$84.6
2019	76.1
2020	65.3
2021	51.6
2022	42.2
Thereafter	279.7
Total	$599.5

11.	EMPLOYEE BENEFIT PLANS
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
The Company’s investment strategy for its pension plan assets is to achieve a diversified mix of investments that balances long-term growth with an acceptable level of risk. The mix of assets includes a fixed income allocation that increases as the plan's funded status improves. The Company’s weighted-average asset allocations at December 31, 2017 and 2016, and 2017 year-end target allocation, by asset category, were as follows:

	Target	2017	2016
Domestic equity securities	—%	—%	31%
International equity securities	—%	—%	20%
Fixed income securities	99%	98%	35%
Other	—%	—%	9%
Cash and cash equivalents	1%	2%	5%
Total	100%	100%	100%
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
The expected return on plan assets assumption (6.8 percent for 2017) is principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability-driven investment strategy, and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans with similar asset mixes. For the years ended December 31, 2017 and 2016, the return on plan assets was 3.90% and 2.64 percent, respectively. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.
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
The fair values of the Company’s pension plan assets at December 31, 2017 and 2016, by asset category, are as follows (in millions):

	Fair Value Measurements as of
	December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Asset Category
Cash and cash equivalents	$4.5	$4.5	$—
Fixed income securities:
U.S. Treasury obligations	81.2	81.2	—
Domestic corporate bonds and notes	102.3	—	102.3
Foreign corporate bonds	9.6	—	9.6
Total	$197.6	$85.7	$111.9

	Fair Value Measurements as of
	December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and Cash equivalents	$6.1	$6.1	$—	$—
Equity securities:
Domestic	28.1	28.1	—	—
Domestic exchange-traded funds	16.9	16.9	—	—
International	24.5	24.5	—	—
International and emerging markets exchange-traded funds	4.1	4.1	—	—
Fixed income securities:
U.S. Treasury obligations	21.7	21.7	—	—
Domestic corporate bonds and notes	26.6	—	26.6	—
Foreign corporate bonds	1.5	—	1.5	—
Other types of investments:
Limited partnership interest in private equity fund	0.1	—	—	0.1
Exchange-traded global real estate securities	9.9	9.9	—	—
Insurance contracts	0.1	—	—	0.1
Exchange-traded commodity fund	2.9	2.9	—	—
Other receivables	0.6	0.6	—	—
Total	$143.1	$114.8	$28.1	$0.2
The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Private Equity	Insurance	Total
Beginning balance, January 1, 2016	$0.2	$0.2	$0.4
Actual return on plan assets:
Assets held at the reporting date	(0.1)	(0.1)	(0.2)
Ending balance, December 31, 2016	0.1	0.1	0.2
Actual return on plan assets:
Assets held at the reporting date	(0.1)	(0.1)	(0.2)
Ending balance, December 31, 2017	$—	$—	$—
Contributions are determined annually for each plan by the Company’s pension Administrative Committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. In 2017, 2016 and 2015, the Company contributed approximately $49.2 million, $0.5 million, and $2.6 million, respectively, to its defined benefit pension plans. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.
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
Benefit Plan Assets and Obligations: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2017 and 2016 and are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation at beginning of year	$197.0	$194.6	$11.9	$12.2
Service cost	2.8	3.1	0.1	0.1
Interest cost	8.0	8.5	0.4	0.5
Plan participants’ contributions	—	—	1.0	1.1
Actuarial (gain) loss	12.3	4.7	0.7	—
Benefits paid	(14.0)	(13.0)	(1.8)	(2.1)
Curtailment	—	(0.9)	—	0.1
Benefit obligation at end of year	$206.1	$197.0	$12.3	$11.9
Change in Plan Assets
Fair value of plan assets at beginning of year	$143.1	$146.2	$—	$—
Actual return on plan assets	19.3	9.4	—	—
Employer contributions	49.2	0.5	0.8	0.9
Participant contributions	—	—	1.0	1.1
Benefits paid	(14.0)	(13.0)	(1.8)	(2.1)
Other	—	—		0.1
Fair value of plan assets at end of year	$197.6	$143.1	$—	$—

Funded Status and Recognized Liability	$(8.5)	$(53.9)	$(12.3)	$(11.9)
The accumulated benefit obligation for the Company’s qualified pension plans was $204.5 million and $197.0 million as of December 31, 2017 and 2016, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2017 and 2016 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2017	2016	2017	2016
Non-current assets	$—	$—	$—	$—
Current liabilities	—	—	(0.8)	(1.0)
Non-current liabilities	(8.5)	(53.9)	(11.5)	(10.9)
Total	$(8.5)	$(53.9)	$(12.3)	$(11.9)

Net loss (gain) (net of taxes)	$44.6	$45.6	$1.0	$0.6
Unrecognized prior service credit (net of taxes)	(1.5)	(1.8)	—	—
Total	$43.1	$43.8	$1.0	$0.6
The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2017 and 2016 is shown below (in millions):

	2017	2016
Projected benefit obligation	$206.1	$197.0
Accumulated benefit obligation	$206.0	$197.0
Fair value of plan assets	$197.6	$143.1
The estimated prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 is $0.5 million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2018 is $3.8 million. The estimated net loss for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2018 is $0.3 million. The estimated prior service cost for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2018 is negligible.
Unrecognized gains and losses of the post-retirement benefit plans are amortized over 5 years. Although current health costs are expected to increase, the Company attempts to mitigate these increases by maintaining caps on certain of its benefit plans, using lower cost health care plan options where possible, requiring that certain groups of employees pay a portion of their benefit costs, self-insuring for certain insurance plans, encouraging wellness programs for employees, and implementing measures to mitigate future benefit cost increases.
Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2017, 2016, and 2015, are shown below (in millions):

	Pension Benefits			Postretirement Benefits
Components of Net Periodic Benefit Cost	2017	2016	2015	2017	2016	2015
Service cost	$2.8	$3.1	$3.1	$0.1	$0.1	$0.1
Interest cost	8.0	8.5	8.0	0.4	0.5	0.5
Expected return on plan assets	(9.4)	(10.0)	(11.1)	—	—	—
Amortization of net loss	4.1	7.1	6.9	—	0.2	0.1
Amortization of prior service cost	(0.5)	(0.5)	(0.8)	—	—	—
Curtailment (gain)/loss	—	(0.9)	—	—	—	0.1
Net periodic benefit cost	$5.0	$7.3	$6.1	$0.5	$0.8	$0.8

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$2.4	$4.4	$7.0	$0.7	$—	$0.4
Amortization of unrecognized gain (loss)	(4.1)	(7.1)	(6.9)	—	(0.2)	(0.1)
Prior service cost	—	—	0.4	—	—	—
Amortization of prior service credit	0.5	1.4	0.8	—	—	—
Total recognized in other comprehensive income	(1.2)	(1.3)	1.3	0.7	(0.2)	0.3
Total recognized in net periodic benefit cost and
Other comprehensive income	$3.8	$6.0	$7.4	$1.2	$0.6	$1.1
The weighted average assumptions used to determine benefit information during 2017, 2016 and 2015 were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2017	2016	2015	2017	2016	2015
Weighted Average Assumptions:
Discount rate	3.70%	4.20%	4.50%	3.70%	4.20%	4.50%
Expected return on plan assets	6.80%	7.10%	7.10%	—%	—%	—%
Rate of compensation increase	0.5%-3%	0.5%-3%	0.5%-3%	0.5%-3%	0.5%-3%	0.5%-3%
Initial health care cost trend rate				6.50%	6.80%	7.00%
Ultimate rate				4.50%	4.50%	4.50%
Year ultimate rate is reached				2037	2037	2037

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2017, 2016 and 2015 and the net periodic post-retirement benefit cost for 2017, 2016 and 2015 would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2017	2016	2015	2017	2016	2015
Effect on total of service and interest cost components	$0.1	$0.1	$0.1	$—	$—	$—
Effect on post-retirement benefit obligation	$1.3	$1.0	$1.1	$(1.0)	$(0.9)	$(0.9)
Non-qualified Benefit Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax regulations. The obligations relating to these plans totaled $3.4 million at December 31, 2017. A 3.5 percent discount rate was used to determine the 2017 obligation. There was a cost of $1.3 million associated with the non-qualified plan in 2017, a benefit of $0.6 million in 2016, and a cost of $0.1 million in 2015. The cost in 2017 included a $1.5 million settlement loss. As of December 31, 2017, the amount recognized in accumulated other comprehensive loss for unrecognized loss, net of tax, was approximately $0.5 million, and the amount recognized as unrecognized prior service credit, net of tax, was $0.6 million. The estimated net loss and prior service credit, net of tax, that will be recognized in net periodic pension cost in 2018 is $0.1 million.
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	Pension	Non-qualified	Post-retirement
	Benefits	Plan Benefits	Benefits
2018	$12.6	$0.7	$0.9
2019	$12.7	$1.4	$0.9
2020	$12.6	$—	$0.9
2021	$12.7	$—	$0.8
2022	$12.8	$—	$0.8
2023-2027	$62.8	$2.1	$3.5
Current liabilities of approximately $1.5 million, related to non-qualified plan and post-retirement benefits, are classified as accrued and other liabilities in the consolidated balance sheet as of December 31, 2017.
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

The Company's participation in these plans for the year ended December 31, 2017, is outlined in the table below. The "EIN Pension Plan Number" column provides the Employee Identification Number (EIN) and the 3-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available in 2017 is for the plan's year-end as of December 31, 2016, for the Pension Trust Fund for Operating Engineers Pension Plan and Laborer's National (Industrial) Pension Fund. The zone status available for 2017 for the Hawai`i Laborers Trust Funds is for the plan year-end as of February 28, 2017. GP Roadway Solutions, Inc. and GP/RM Prestress, LLC have separate contracts and different expiration dates with the Hawai`i Laborers Trust Fund. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans that are less than 65 percent funded are "red zone" plans in need of reorganization; plans between 65 percent and 80 percent funded or that have an accumulated funding deficiency or are expected to have a deficiency in any of the next six years are "yellow zone" plans; plans that meet both of the "yellow zone" criteria are "orange zone" plans; and if the plan is funded more than 80 percent, it is a "green zone" plan. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.
There were no plans to which the Company contributed more than 5 percent of the total contributions.

		Pension Protection Act Zone Status	FIP/RP Status	Contribution by Entity	Contribution by Entity	Contribution by Entity	Surcharge Imposed	Expiration Date	Current Plan Year End
Fund	EIN Plan No.	2017 and 2016	Pending/Implemented	Jan. 1 - Dec. 31, 2017	Jan. 1 - Dec. 31, 2016	Jan. 1 - Dec. 31, 2015
Operating Engineers	94-6090764; 001	Red	Yes	$4.9	$4.7	$4.6	No	9/2/19	12/31/17
Laborers National	52-6074345; 001	Red	Yes	0.2	0.1	0.1	No	8/31/18	12/31/17
Hawai`i Laborers	99-6025107; 001	Green	No	0.8	0.7	0.8	No	8/31/19	2/28/17
Hawai`i Laborers	99-6025107; 001	Green	No	0.2	0.2	0.2	No	9/30/19	2/28/17
Total				$6.1	$5.7	$5.7
Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Internal Revenue Code and provides matching contributions of up to 3 percent of eligible compensation. The Company’s matching contributions expensed under these plans totaled $0.5 million in each of the years ended December 31, 2017 and 2016. The Company also maintains profit sharing plans and, if a minimum threshold of Company performance is achieved, provides contributions of 1 to 5 percent, depending upon Company performance above the minimum threshold. There were no profit sharing contribution expenses recognized in 2017, 2016 and 2015.
Grace 401(k) Plans: The Company allows for discretionary non-elective employer contributions up to the sum of 10 percent of each eligible employee's compensation for the 12 months in the plan year, subject to certain limitations. Management profit sharing bonuses can be deferred to the employee's 401(k) account, but will be subject to the IRS' annual limit on employee elective deferrals. For the years ended December 31, 2017, 2016 and 2015, Grace recognized discretionary employer contributions and profit sharing expense of approximately $2.0 million.

12.	INCOME TAXES
For the prior taxable years, the Company has filed a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. For its taxable year ended December 31, 2017, the Company intends to file its tax return as a REIT, which it will accomplish by filing the 2017 Form 1120-REIT with the Internal Revenue Service on or before October 15, 2018. The Company’s TRSs will file separately as a C corporation. The Company also files individual separate income tax returns in various states. The Company completed the necessary preparatory work and obtained the necessary approvals such that the Company believes it has been organized and operates in a manner that enables it to qualify, and continue to qualify, as a REIT for federal income tax purposes. As a result, the income tax provision for the year ended December 31, 2017 includes a $223 million deferred tax benefit from the de-recognition of the deferred tax assets and liabilities associated with the entities included in the REIT.
As a REIT, the Company will generally be allowed a deduction for dividends that it pays, and therefore, will not be subject to United States federal corporate income tax on its taxable income that is currently distributed to shareholders. The Company may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned by its TRSs. In addition, the Company could be subject to corporate income taxes related to assets held by the REIT that are sold during the 5-year period following the date of conversion, to the extent such sold assets had a built-in gain as of January 1, 2017. The Company does not intend to dispose of any REIT assets after the REIT conversion within the 5-year period, unless various tax planning strategies, including Internal Revenue Code Section 1031 like-kind exchanges or other deferred tax structures are available, to mitigate the built-in gain tax liability of conversion.
Distributions with respect to the Company’s common stock can be characterized for federal income tax purposes as ordinary income, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Taxable distributions paid for the years ended December 31, 2017, 2016 and 2015 were classified as ordinary income.

The income tax expense (benefit) on income from continuing operations for each of the three years in the period ended December 31, consisted of the following (in millions):

	2017	2016	2015
Current:
Federal	$(2.6)	$2.9	$13.4
State	(0.5)	0.9	1.6
Current	$(3.1)	$3.8	$15.0
Deferred:
Federal	$(200.7)	$(1.4)	$18.5
State	(14.4)	0.2	2.8
Deferred	$(215.1)	$(1.2)	$21.3
Income tax expense (benefit)	$(218.2)	$2.6	$36.3
Income tax expense (benefit) for 2017, 2016 and 2015 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2017	2016	2015
Computed federal income tax expense	$3.3	$12.3	$34.0
State income taxes	0.1	0.6	4.4
Valuation allowance - state tax credit	6.9	—	—
REIT rate differential	(2.2)	—	—
Nondeductible transaction costs	—	2.4	—
Tax credits, including solar	(0.3)	(8.7)	—
Return to provision	(1.1)	0.1	(0.7)
Amended return	(0.1)	(0.2)	0.1
Share-based compensation	(4.0)	(1.5)	—
Noncontrolling interest	(0.7)	(0.7)	(0.5)
Rate change effect related to REIT conversion	(223.0)	—	—
Rate change effect related to Tax Cuts and Jobs Act of 2017	3.0	—	—
Other—net	(0.1)	(1.7)	(1.0)
Income tax expense (benefit)	$(218.2)	$2.6	$36.3
The Company's effective tax rate was lower for the year ended 2017 compared to the same period in 2016 primarily due to the deferred tax benefit generated from the de-recognition of deferred tax assets and liabilities associated with the entities included in the REIT.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2017	2016
Deferred tax assets:
Employee benefits	$9.1	$35.8
Capitalized costs	10.7	23.0
Joint ventures and other investments	2.8	1.3
Impairment and amortization	0.7	11.4
Solar investment benefits	16.6	15.0
Insurance and other reserves	2.9	6.0
Net operating losses	7.7	—
Other	1.4	3.5
Total deferred tax assets	$51.9	$96.0
Valuation allowance	(6.9)	—
Total net deferred tax assets	$45.0	$96.0

Deferred tax liabilities:
Property (including tax-deferred gains on real estate transactions)	$25.7	$260.3
Straight-line rental income and advanced rent	—	8.4
Other	2.8	9.3
Total deferred tax liabilities	$28.5	$278.0

Net deferred tax assets (liabilities)	$16.5	$(182.0)
Federal tax credit carryforwards as of December 31, 2017 totaled $8.7 million and will expire in 2036. State tax credit carryforwards as of December 31, 2017 totaled $6.9 million and may be carried forward indefinitely under state law. As of December 31, 2017 the Company had federal and state net operating loss carryforwards of $6.2 million and $1.5 million, respectively, both expiring in 2037.
A valuation allowance must be provided if it is more likely than not that some portion of all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities and appropriate tax law.

Since the Company converted to a REIT for the year ended December 31, 2017, realization of the benefit from state tax credits is not more likely than not. Therefore, a full valuation allowance of $6.9 million was established against the state tax credits until such time as the Company determines it is able to benefit from the credits due to certain dispositions of C corporation assets that the Company received in the initial REIT conversion.
The Company’s income taxes receivable has been increased by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. The net tax benefits from share-based transactions totaled $5.3 million and $1.9 million for 2017 and 2016, respectively.
In 2016, the Company invested $15.4 million in Waihonu Equity Holdings, LLC ("Waihonu"), an entity that operates two photovoltaic facilities with a combined capacity of 6.5 megawatts in Mililani, Oahu. The Company accounts for its investment in Waihonu under the equity method. The investment return from the Company's investment in Waihonu is principally composed of non-refundable federal and refundable state tax credits. The federal tax credits are accounted for using the flow through method, which reduces the provision for income taxes in the year that the federal tax credits first become available. During 2016, the Company recognized income tax benefits of approximately $8.7 million related to the non-refundable tax credits, $2.9 million related to the refundable state tax credits in Income Tax Receivable, as well as a corresponding reduction to the carrying amount of its investment in Waihonu, recorded in Investments in Affiliates in the accompanying consolidated balance sheets.
For the year ended December 31, 2017, the Company recorded reductions to the carrying value of its Waihonu and KIUC Renewable Solutions Two ("KRS II") investments of $2.4 million and $0.2 million, respectively, in Reduction in Solar Investments, net in the accompanying consolidated statements of operations. For the year ended December 31, 2016, the Company recorded reductions to the carrying value of its Waihonu and KRS II investments of $8.7 million and $1.1 million, respectively, in Reduction in Solar Investments, net in the accompanying consolidated statements of operations.
The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. As of December 31, 2017, accrued interest and penalties were not material. As of December 31, 2017, the Company has not identified any material unrecognized tax positions.
The Company is subject to taxation by the United States and various state and local jurisdictions. As of December 31, 2017, tax years 2016, 2015, 2014 and 2013 are open to audit by the tax authorities. The federal audit of the 2012 tax return for the Company on a standalone basis and the 2012 tax return for which the Company was included in the consolidated tax group with Matson has concluded. The Department of Taxation also completed its audit of the 2015 Hawai`i state income tax return for the Company. There were no material adjustments to the income statement resulting from the completion of these audits. The IRS is currently auditing tax years 2013 and 2014. In February 2018, the Company was notified that the IRS will be auditing tax years 2016 and 2015 and the Department of Taxation will be auditing tax year 2016. The Company believes that the result of these open audits will not have a material adverse effect on its results of operations, financial condition or liquidity.
On December 22, 2017, The Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law. The Act made significant changes, including lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. As of December 31, 2017 the Company has completed its accounting for the tax effects of the Act and recorded a tax expense of $3.0 million due to a remeasurement of its deferred tax assets and liabilities.

13.	SHARE-BASED PAYMENT AWARDS
2012 Incentive Compensation Plan (“2012 Plan”): The 2012 Incentive Compensation Plan allows for the granting of stock options, restricted stock units and common stock. Under the 2012 Plan, 4.3 million shares of common stock were initially reserved for issuance, and as of December 31, 2017, 1.1 million shares of the Company’s common stock remained available for future issuance. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.
The 2012 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs, as more fully described below.
Discretionary Grant Program: Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100 percent of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of 10 years. There were no option grants in 2017 and 2016, and the Company currently has no plans to issue options in the future.
Stock Issuance Program: Under the Stock Issuance Program, shares of common stock or restricted stock units may be granted. Equity awards granted may be designated as time-based awards or market-based performance awards.
Automatic Grant Program: At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting.
In connection with the completion of the Holding Company Merger, all A&B Predecessor restricted stock units outstanding on November 8, 2017 were replaced with A&B restricted stock units with terms and conditions substantially identical to the terms and conditions formerly applicable to the A&B Predecessor restricted stock units that were replaced. Additionally, effective as of the completion of the Holding Company Merger, all A&B Predecessor stock options outstanding on November 8, 2017 were replaced with A&B stock options with terms and conditions substantially identical to the terms and conditions formerly applicable to the A&B Predecessor stock options.

As a result of the Special Distribution, which was paid in the form of cash and stock, the Company's restricted stock units and outstanding stock options were adjusted under the anti-dilution provisions of the 2012 Plan. The number of shares of each restricted stock unit and stock option award and the exercise price of each stock option award were adjusted in order to preserve the aggregate intrinsic value of the outstanding awards and accordingly did not result in additional compensation expense.

The following table summarizes the Company's stock option activity during 2017 (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2017	903.5	$17.78
Exercised Prior to Special Distribution	(233.6)	$16.47
Anti-dilutive Adjustment for Special Distribution	342.2
Exercised Subsequent to Special Distribution	(381.6)	$11.25
Outstanding, December 31, 2017	630.5	$12.58	2.9 years	$9,516
Vested or expected to vest	630.5	$12.58	2.9 years	$9,516
Exercisable, December 31, 2017	630.5	$12.58	2.9 years	$9,516
The following table summarizes 2017 non-vested restricted stock unit activity (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2017	293.5	$33.81
Granted	139.1	$42.85
Vested	(96.3)	$37.20
Canceled	(17.4)	$35.03
Outstanding, December 31, 2017	318.9	$36.66
The time-based restricted stock units vest ratably over 3 years. The market-based performance share units cliff vest over 3 years, provided that the total shareholder return of the Company’s common stock over the relevant period meets or exceeds pre-defined levels of total shareholder returns relative to indices, as defined.
As of December 31, 2017, there was $6.0 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 plan; that cost is expected to be recognized over a period of 3 years.
The fair value of the Company’s time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2017 Grants	2016 Grants
Volatility of A&B common stock	24.1%	26.3%
Average volatility of peer companies	25.6%	35.3%
Risk-free interest rate	1.6%	1.1%
The weighted average fair value of the time-based restricted units and market-based performance share units was $42.85 in 2017 and $30.91 in 2016. No compensation cost is recognized for estimated or actual forfeitures of time-based or market-based awards if an employee is terminated prior to rendering the requisite service period. The tax benefit realized upon vesting were $1.0 million, $0.9 million and $1.5 million for December 31, 2017, 2016 and 2015, respectively.
A summary of compensation cost related to share-based payments is as follows (in millions):

	2017	2016	2015
Share-based expense (net of estimated forfeitures):
Time-based and market-based restricted stock units	$4.4	$4.1	$4.6
Total share-based expense	4.4	4.1	4.6
Total recognized tax benefit	(0.5)	(1.4)	(1.2)
Share-based expense (net of tax)	$3.9	$2.7	$3.4

Cash received upon option exercise	$8.1	$4.6	$0.5
Intrinsic value of options exercised	$13.2	$2.6	$0.5
Tax benefit realized upon option exercise	$4.2	$1.0	$0.2
Fair value of stock vested	$3.7	$2.2	$4.2

14.	COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's consolidated balance sheet, excluding lease commitments that are disclosed in Note 9, included the following as of December 31, 2017:

Standby letters of credit(a)	$11.8
Bonds(b)	$428.3
(a) Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities, and relate primarily to the Company’s real estate activities. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit have been drawn upon to date.
(b) Represents bonds related to construction and real estate activities in Hawai`i. Approximately $404.3 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of December 31, 2017, the Company's limited guarantees on indebtedness related to five of its unconsolidated joint ventures totaled $5.6 million. The Company has not incurred any significant historical losses related to guarantees on its joint venture indebtedness.
In July 2014, the Company invested $23.8 million in a tax equity investment related to the construction and operation of a 12-megawatt solar farm on Kauai. The Company recovers its investment primarily through tax credits and tax benefits. In connection with this investment, the Company provided a contingent $6.0 million guaranty of KRS II project debt. The other equity partner and managing member of KRS II, project sponsor and customer for the output of the facility, Kauai Island Utility Cooperative, is the primary guarantor of the project debt.

Other than obligations described above and those described in Notes 5 and 8, obligations of the Company’s joint ventures do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.
Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui. A&B also held four water licenses to another 30,000 acres owned by the State of Hawai`i in East Maui. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the "4/10/15 Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to reaffirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by the three parties. In January 2016, the court ruled in the 4/10/15 Lawsuit that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to make an immediate appeal of this ruling. In May 2016, the Hawai`i State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 126 in June 2016. Pursuant to Act 126, the annual authorization of the existing holdover permits was sought and granted by the BLNR in December 2016 and November 2017.
In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawai`i ("Water Commission") establish interim instream flow standards ("IIFS") in 27 East Maui streams that feed the Company's irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawai`i Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Commission then authorized the appointment of a hearings officer for the contested case hearing and expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams in 23 hydrologic units. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015. On January 15, 2016, the Commission-appointed hearings officer issued his recommended decision on the petitions. The recommended decision would restore water to streams in 11 of the 23 hydrologic units. In March 2016, the hearings officer ordered a reopening of the contested case proceedings in light of the Company’s January 2016 announcement to cease sugar operations at HC&S by the end of the year and to transition to a new diversified agricultural model on the former sugar lands. In April 2016, the Company announced its commitment to fully and permanently restore the priority taro streams identified by the petitioners. Re-opened evidentiary hearings occurred in the first quarter of 2017 and a decision is pending. In August 2017, the hearings officer in the reopened evidentiary hearing issued his proposed decision. The Commission heard arguments on the proposed decision in October 2017.
HC&S also used water from four streams in Central Maui ("Na Wai Eha") to irrigate its agricultural lands in Central Maui.  Beginning in 2004, the Water Commission began proceedings to establish IIFS for the Na Wai Eha streams. Before the IIFS proceedings were concluded, the Water Commission designated Na Wai Eha as a surface water management area, meaning that all uses of water from these streams required water use permits issued by the Water Commission. Following contested case proceedings, the Water Commission established IIFS in 2010, but that decision was appealed, and the Hawai`i Supreme Court remanded the case to the Water Commission for further proceedings. The parties to the IIFS contested case settled the case in 2014. Thereafter, proceedings for the issuance of water use permits commenced with over 100 applicants, including HC&S, vying for permits. While the water use permit proceedings were ongoing, A&B announced the cessation of sugar cane cultivation at the end of 2016.  This announcement triggered a re-opening and reconsideration of the 2014 IIFS decision. Contested case proceedings were held to simultaneously reconsider the IIFS, determine appurtenant water rights, and consider applications for water use permits. Based on those proceedings, the Hearing Officer issued his recommendation to the Water Commission on November 1, 2017. The Commission has not yet issued its decision.
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
Cash Flow Hedges of Interest Rate Risk
During 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of December 31, 2017 is as follows (dollars in millions):

			Notional Amount at	Fair Value at		Classification on
Effective Date	Maturity Date	Interest Rate	December 31, 2017	December 31, 2017	December 31, 2016	Balance Sheet
4/7/2016	8/1/2029	3.14%	$60.0	$2.8	$2.8	Other assets
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
Non-designated Hedges
As of December 31, 2017, the Company has two interest rate swaps that have not been designated as cash flow hedges whose key terms are as follows (dollars in millions):

			Notional Amount at	Fair Value at		Classification on
Effective Date	Maturity Date	Interest Rate	December 31, 2017	December 31, 2017	December 31, 2016	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.9	$(0.9)	$(1.3)	Other non-current liabilities
6/18/2008	3/1/2021	5.98%	$4.8	$(0.3)	$(0.5)	Other non-current liabilities
Total			$15.7	$(1.2)	$(1.8)
The following table represents the pre-tax effect of the derivative instruments in the Company's consolidated statement of comprehensive income (loss) (in millions):

	2017	2016
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of (gain) loss recognized in OCI on derivatives (effective portion)	$0.4	$(2.6)
Amounts of (gain) loss reclassified from accumulated OCI into earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$(0.5)	$(0.4)
Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized loss on derivatives recognized in earnings under "interest income and other"	$0.6	$0.7
The Company recorded 0.6 million and $0.7 million of income during 2017 and 2016, respectively, related to the change in fair value of the interest rate swaps in Interest income and other in the accompanying consolidated statements of operations.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.

16.	EARNINGS PER SHARE ("EPS")
Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards as well as adjusted by the number of additional shares, if any, that would have been outstanding had the potentially dilutive common shares been issued.
On November 16, 2017, the Company declared the Special Distribution on its shares of common stock in an aggregate amount of $783.0 million, or approximately $15.92 per share. The Company paid the Special Distribution on January 23, 2018. The Special Distribution was payable in the form of cash and shares of the Company's stock at the election of each shareholder, subject to an aggregate limit of $156.6 million of cash (the "Shareholder Election"). As the deadline for the common shareholders' election was January 12, 2018, subsequent to December 31, 2017, the total Special Distribution of $783.0 million was included in the computation of the Company's diluted earnings (loss) per share.

The following table provides a reconciliation of income from continuing operations to income from continuing operations available to A&B shareholders (in millions):

	2017	2016	2015
Income from continuing operations, net of income taxes	$228.1	$32.7	$60.8
Less: Income attributable to noncontrolling interest	(2.2)	(1.8)	(1.5)
Income from continuing operations attributable to A&B shareholders, net of income taxes	225.9	30.9	59.3
Undistributed earnings (losses) allocated to redeemable noncontrolling interest	1.8	1.3	(3.1)
Income from continuing operations available to A&B shareholders, net of income taxes	227.7	32.2	56.2
Income (loss) from discontinued operations available to A&B shareholders, net of income taxes	2.4	(41.1)	(29.7)
Net income (loss) available to A&B shareholders	$230.1	$(8.9)	$26.5
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	2017	2016	2015
Denominator for basic EPS – weighted-average shares outstanding	49.2	49.0	48.9
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	0.8	0.4	0.4
Special Distribution	3.0	—	—
Denominator for diluted EPS – weighted-average shares outstanding	53.0	49.4	49.3
There were no anti-dilutive securities outstanding during the year ended December 31, 2017, 2016 and 2015.

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

18.	CESSATION OF SUGAR OPERATIONS
A summary of the pre-tax costs and remaining costs associated with the Cessation is as follows (in millions):

	Charges Recognized During 2017	Cumulative Amount Recognized as of December 31, 2017	Remaining to be Recognized	Total
Employee severance benefits and related costs	$0.3	$22.1	$—	$22.1
Asset write-offs and accelerated depreciation	—	71.3	—	71.3
Property removal, restoration and other exit-related costs	2.4	9.5	0.9	10.4
Total Cessation-related costs	$2.7	$102.9	$0.9	$103.8
A rollforward of the Cessation-related liabilities during the year ended December 31, 2017 is as follows (in millions):

	Employee Severance Benefits and Related Costs	Other Exit Costs[1]	Total
Balance at December 31, 2016	$13.7	$5.4	$19.1
Expense	0.3	2.4	2.7
Cash payments	(14.0)	(3.2)	(17.2)
Balance at December 31, 2017	$—	$4.6	$4.6
1 Includes asset retirement obligations.
The Cessation-related liabilities were included in the accompanying consolidated balance sheets as follows (in millions):

	Classification on Balance Sheet	December 31, 2017	December 31, 2016
Employee severance benefits and related costs	HC&S cessation-related liabilities	$—	$13.7
Other exit costs	HC&S cessation-related liabilities	4.6	5.4
Total Cessation-related liabilities		$4.6	$19.1

19.	SEGMENT RESULTS
Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company operates three segments: Commercial Real Estate (formerly Leasing); Land Operations (formerly Real Estate Development and Sales and Agribusiness); and Materials & Construction.
The Commercial Real Estate segment owns, operates, and manages a portfolio of retail, office and industrial properties in Hawai`i and on the Mainland totaling 4.0 million square feet of GLA. The Company also leases 117 acres of commercial land in Hawai`i to third-party lessees.
The Land Operations segment generates its revenues and creates value through an active and comprehensive program of land stewardship, planning, entitlement, development, real estate investment and sale of land and commercial and residential properties, principally in Hawai`i.
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
General contractor and subcontractor revenues for the years ended December 31, 2017 and 2016 were derived directly and indirectly from the State of Hawai`i in the amounts of $60.2 million and $50.1 million, respectively. In addition, for the years ended December 31, 2017 and 2016, amounts were derived directly and indirectly from the City and County of Honolulu in the amounts of $67.7 million and $52.0 million, respectively.

Operating segment information for the years ended December 31, 2017, 2016, and 2015 is summarized as below (in millions):

	2017	2016	2015
Revenue:
Commercial Real Estate	$136.9	$134.7	$133.6
Land Operations	84.5	61.9	120.2
Materials & Construction	204.1	190.9	219.0
Total revenue	425.5	387.5	472.8
Operating Profit (Loss):
Commercial Real Estate[1,2]	34.4	54.8	53.2
Land Operations[3,4]	14.2	7.0	61.7
Materials & Construction[5]	22.0	23.3	30.9
Total operating profit	70.6	85.1	145.8
Interest expense	(25.6)	(26.3)	(26.8)
General corporate expenses	(29.2)	(22.1)	(20.1)
REIT evaluation/conversion costs[6]	(15.2)	(9.5)	—
Income from Continuing Operations Before Income Taxes and Net Gain (Loss) on Sale of Improved Properties	0.6	27.2	98.9
Income tax benefit (expense)[7]	218.2	0.5	(37.0)
Income from Continuing Operations Before Net Gain (Loss) on Sale of Improved Properties	218.8	27.7	61.9
Net gain (loss) on the sale of improved properties, net of income taxes[8]	9.3	5.0	(1.1)
Income From Continuing Operations	228.1	32.7	60.8
Income (loss) from discontinued operations, net of income taxes	2.4	(41.1)	(29.7)
Net Income (Loss)	230.5	(8.4)	31.1
Income attributable to noncontrolling interest	(2.2)	(1.8)	(1.5)
Net Income (Loss) Attributable to A&B Shareholders	$228.3	$(10.2)	$29.6
1 Commercial Real Estate operating profit includes intersegment operating revenue, primarily from our Materials & Construction segment, and is eliminated in our consolidated results of operations.
2 Commercial Real Estate operating profit includes $22.4 million of impairments of real estate for three mainland properties classified as held for sale as of December 31, 2017.
3 The Land Operations segment includes approximately $3.3 million, $15.1 million, and $30.2 million in equity in earnings from its various real estate joint ventures for 2017, 2016, and 2015, respectively. The Land Operations segment also includes non-cash impairment charges of $11.7 million in 2016 related to certain non-active, long-term development projects.
4 Amounts include non-cash reductions of $2.6 million, $9.8 million, and $2.6 million related to the Company's tax equity solar investments in KRS II and Waihonu for each of the years ended December 31, 2017, 2016, and 2015, respectively.
5 During the year ended December 31, 2016, the Company recorded charges of $2.6 million for environmental costs related to the management of a former quarry site and a net loss of $1.0 million related to the sales of vacant land parcels by an unconsolidated affiliate.
6 Costs related to the Company's in-depth evaluation of and conversion to a REIT.
7 The Company has completed a conversion process to comply with the requirements to be treated as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2017. As a result, the income tax provision for the year ended December 31, 2017 included a $223 million deferred tax benefit related to the de-recognition of the deferred tax assets and liabilities associated with the entities included in the REIT. The income tax provision for the year ended December 31, 2016 also included non-cash reductions in the carrying value of A&B’s KRS II and Waihonu joint venture solar investments. Tax benefits associated with the KRS II and Waihonu investments are included in the Income tax expense line item in the Consolidated Statements of Operations.
8 Amounts in 2017 represent the sales of one office building in Maui, Hawai`i in January 2017 and one industrial property in California in November 2017. Amounts in 2016 represent the sales of two California properties and one Utah office property in June 2016. Amounts in 2015 represent the sales of one Colorado retail property in March 2015, one Texas office building in May 2015, and one Washington office building in December 2015.

	2017	2016	2015
Identifiable Assets:
Commercial Real Estate	$1,128.1	$1,119.5	$1,075.7
Land Operations[9]	604.2	632.8	759.7
Materials & Construction	379.2	371.8	386.6
Other	119.7	32.2	20.3
Total assets	$2,231.2	$2,156.3	$2,242.3

Capital Expenditures:
Commercial Real Estate[10]	$32.8	$98.7	$23.0
Land Operations[11,12]	1.4	5.3	2.1
Materials & Construction	6.3	9.3	7.2
Other	0.2	0.3	1.4
Total capital expenditures	$40.7	$113.6	$33.7

Depreciation and Amortization:
Commercial Real Estate	$26.0	$28.4	$28.9
Land Operations[12]	1.6	6.7	1.3
Materials & Construction	12.2	11.7	11.6
Other	1.6	1.8	1.5
Total depreciation and amortization	$41.4	$48.6	$43.3

[9]
The Land Operations segment includes approximately $369.9 million, $357.5 million, and $379.7 million related to its investment in various real estate joint ventures as of December 31, 2017, 2016, and 2015, respectively.

[10]
Represents gross capital additions to the commercial real estate portfolio, including gross tax-deferred property purchases, but excluding the assumption of debt, that are reflected as non-cash transactions in the consolidated statements of cash flows.

[11]
Excludes expenditures for real estate developments held for sale, which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows, and excludes investment in joint ventures classified as Cash Flows from Investing Activities. Operating cash flows for expenditures related to real estate developments were $20.8 million, $15.3 million, and $7.2 million for 2017, 2016, and 2015, respectively. Investments in real estate joint ventures were $16.4 million, $20.8 million, and $25.8 million in 2017, 2016, and 2015, respectively. Excludes expenditures from discontinued operations, which are classified as Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows of $1.8 million, $2.5 million, and $11.0 million for 2017, 2016, and 2015, respectively.

[12]	Amounts recast to reflect discontinued operations.

Unaudited quarterly segment results for the years ended December 31, 2017 and 2016 were as follows (in millions):

	2017
	Q1	Q2	Q3	Q4
Revenue:
Commercial Real Estate	$33.7	$33.8	$33.9	$35.5
Land Operations	11.0	12.1	22.6	38.8
Materials & Construction	48.5	52.2	55.0	48.4
Total revenue	93.2	98.1	111.5	122.7
Operating Profit (Loss):
Commercial Real Estate[1,2]	14.3	13.4	13.6	(6.9)
Land Operations[3]	(2.4)	1.7	10.4	4.5
Materials & Construction[4]	5.6	6.7	6.7	3.0
Total operating profit	17.5	21.8	30.7	0.6
Interest expense	(6.2)	(6.2)	(6.1)	(7.1)
General corporate expenses	(5.7)	(5.9)	(8.9)	(8.7)
REIT evaluation/conversion costs[5]	(4.8)	(2.2)	(4.4)	(3.8)
Income (Loss) from Continuing Operations Before Income Taxes and Net Gain on Sale of Improved Properties	0.8	7.5	11.3	(19.0)
Income tax benefit (expense)[6]	0.8	(3.5)	(3.7)	224.6
Income from Continuing Operations Before Net Gain on Sale of Improved Properties	1.6	4.0	7.6	205.6
Net gain on the sale of improved properties[7]	3.0	—	—	6.3
Income from Continuing Operations	4.6	4.0	7.6	211.9
Income (loss) from discontinued operations, net of income taxes	2.4	0.8	(0.8)	—
Net Income	7.0	4.8	6.8	211.9
Income attributable to noncontrolling interest	(0.7)	(0.5)	(0.7)	(0.3)
Net Income Attributable to A&B Shareholders	$6.3	$4.3	$6.1	$211.6

Amounts Available to A&B Shareholders:
Income from Continuing Operations, Net of Taxes	$4.6	$4.0	$7.6	$211.9
Less: Income attributable to noncontrolling interests	(0.7)	(0.5)	(0.7)	(0.3)
Income from Continuing Operations Attributable to A&B Shareholders, Net of Taxes	3.9	3.5	6.9	211.6
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.5	0.2	0.5	0.6
Income from Continuing Operations Available to A&B Shareholders, Net of Taxes	4.4	3.7	7.4	212.2
Income from discontinuing operations	2.4	0.8	(0.8)	—
Net Income Available to A&B Shareholders	$6.8	$4.5	$6.6	$212.2

	2017
	Q1	Q2	Q3	Q4
Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.09	$0.08	$0.15	$4.31
Discontinued operations available to A&B shareholders	0.05	0.02	(0.02)	—
Net income available to A&B shareholders	$0.14	$0.10	$0.13	$4.31
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.09	$0.07	$0.15	$3.42
Discontinued operations available to A&B shareholders	0.05	0.02	(0.02)	—
Net income available to A&B shareholders	$0.14	$0.09	$0.13	$3.42

Weighted-Average Number of Shares Outstanding:
Basic	49.1	49.2	49.2	49.2
Diluted[8]	49.6	49.6	49.6	62.0

	2016
	Q1	Q2	Q3	Q4
Revenue:
Commercial Real Estate	$34.8	$34.5	$32.7	$32.7
Land Operations	6.0	5.5	18.1	32.3
Materials & Construction	50.6	42.0	52.1	46.2
Total revenue	91.4	82.0	102.9	111.2
Operating Profit (Loss):
Commercial Real Estate[1,2]	14.2	13.6	13.5	13.5
Land Operations[3]	(4.3)	(10.4)	7.8	13.9
Materials & Construction[4]	8.0	4.9	5.6	4.8
Total operating profit	17.9	8.1	26.9	32.2
Interest expense	(6.9)	(6.8)	(6.4)	(6.2)
General corporate expenses	(6.9)	(4.0)	(5.5)	(5.7)
REIT evaluation/conversion costs[5]	—	(1.9)	(1.9)	(5.7)
Income (Loss) from Continuing Operations Before Income Taxes and Net Gain on Sale of Improved Properties	4.1	(4.6)	13.1	14.6
Income tax benefit (expense)[6]	(0.3)	2.8	(1.0)	(1.0)
Income (Loss) From Continuing Operations Before Net Gain on Sale of Improved Properties	3.8	(1.8)	12.1	13.6
Net gain on the sale of improved properties, net of income taxes[7]	—	4.9	0.1	—
Income From Continuing Operations	3.8	3.1	12.2	13.6
Loss from discontinued operations, net of income taxes	(10.8)	(3.7)	(13.6)	(13.0)
Net Income (Loss)	(7.0)	(0.6)	(1.4)	0.6
Income attributable to noncontrolling interest	(0.5)	(0.1)	(0.5)	(0.7)
Net Loss Attributable to A&B	$(7.5)	$(0.7)	$(1.9)	$(0.1)

Amounts Available to A&B Shareholders:
Income from Continuing Operations, Net of Taxes	$3.8	$3.1	$12.2	$13.6
Less: Income attributable to noncontrolling interests	(0.5)	(0.1)	(0.5)	(0.7)
Income from Continuing Operations Attributable to A&B Shareholders, Net of Taxes	3.3	3.0	11.7	12.9
Less: Undistributed earnings allocated to redeemable noncontrolling interest	0.4	0.1	0.4	0.4
Income from Continuing Operations Available to A&B Shareholders, Net of Taxes	3.7	3.1	12.1	13.3
Income from discontinuing operations	(10.8)	(3.7)	(13.6)	(13.0)
Net Income (Loss) Available to A&B Shareholders	$(7.1)	$(0.6)	$(1.5)	$0.3

	2016
	Q1	Q2	Q3	Q4
Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.08	$0.06	$0.25	$0.27
Discontinued operations available to A&B shareholders	(0.23)	(0.07)	(0.28)	(0.26)
Net income (loss) available to A&B shareholders	$(0.15)	$(0.01)	$(0.03)	$0.01
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.08	$0.06	$0.24	$0.27
Discontinued operations available to A&B shareholders	(0.22)	(0.07)	(0.28)	(0.26)
Net income (loss) available to A&B shareholders	$(0.14)	$(0.01)	$(0.04)	$0.01

Weighted-Average Number of Shares Outstanding:
Basic	48.9	49.0	49.0	49.0
Diluted	49.3	49.4	49.4	49.4

[1]	Commercial Real Estate operating profit includes intersegment operating revenue, primarily from our Materials & Construction segment, and is eliminated in our consolidated results of operations.

[2]	Commercial Real Estate operating profit includes $22.4 million of impairments of real estate for three mainland properties classified as held for sale as of December 31, 2017.

[3]	During the fourth quarter of 2016, the Company recorded $11.7 million of non-cash impairment charges related to certain non-active, long-term development projects.

[4]
During the year ended December 31, 2016, the Company recorded charges of $2.6 million for environmental costs related to the management of a former quarry site, a gain of $0.6 million on the sale of a vacant non-core land parcel in the fourth quarter of 2016, and a loss of $1.6 million related to the sale of vacant non-core land parcel by an unconsolidated affiliate in the third quarter of 2016.

[5]	Costs related to the Company's in-depth evaluation of a REIT conversion.

[6]
The Company has completed a conversion process to comply with the requirements to be treated as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2017. As a result, the income tax provision for the quarter ended December 31, 2017 included a $223 million deferred tax benefit related to the de-recognition of the deferred tax assets and liabilities associated with the entities included in the REIT. The income tax provision for the quarter ended December 31, 2016 included non-cash reductions in the carrying value of A&B’s KRS II and Waihonu joint venture solar investments. Tax benefits associated with the KRS II and Waihonu investments are included in the Income tax expense line item in the Consolidated Statements of Operations.

[7]
Amounts in 2017 represent the sales of one office building in Maui, Hawai`i in January 2017 and one industrial property in California in November 2017. Amounts in 2016 represent the sales of two California and one Utah office properties in June 2016. Amounts in 2015 represent the sales of one Colorado retail property in March 2015, one Texas office building in May 2015, and one Washington office building in December 2015.

8 On November 16, 2017, the Company declared the Special Distribution on its shares of common stock in an aggregate amount of $783.0 million, or approximately $15.92 per share. The Company paid the Special Distribution on January 23, 2018. The Special Distribution was payable in the form of cash and shares of the Company's stock at the election of each shareholder, subject to an aggregate limit of $156.6 million of cash (the "Shareholder Election"). As the deadline for the common shareholders' election was January 12, 2018, subsequent to December 31, 2017, the total Special Distribution of $783 million was included in the computation of the Company's diluted earnings (loss) per share.

20.	SUBSEQUENT EVENTS
On February 23, 2018, Alexander & Baldwin, Inc. (the “Company”) acquired a portfolio of commercial properties in Hawai`i (the "Portfolio") for a total consideration of $254.1 million, including assumed debt of $62.0 million. The Portfolio consists of three grocery-anchored shopping centers: (1) Laulani Village Shopping Center located in Ewa Beach, Oahu, (2) Hokulei Village Shopping Center located in Lihue, Kauai, and (3) Pu`unene Shopping Center located in Kahului, Maui. The Portfolio adds approximately 390,000 of gross leasable area to the Company’s Commercial Real Estate portfolio.

The acquisition of the Portfolio was funded through proceeds from the sale of U.S. Mainland commercial properties via tax-deferred §1031 exchanges, the assumption of a $62.0 million promissory note (“Promissory Note”), and borrowings under the Company’s revolving senior credit facility at the time of closing.

The Promissory Note bears interest at 3.93 percent and requires monthly interest payments of approximately $0.2 million until May 2020 and principal and interest payments of approximately $0.3 million thereafter. The Promissory Note matures on May 1, 2024 and is secured by the Laulani Village Shopping Center.

On February 26, 2018, the Company entered into an agreement with Wells Fargo Bank, National Association and a syndicate of other financial institutions that provides for a $50 million term loan facility (“Wells Fargo Term Facility”). The Company also drew $50 million under the Wells Fargo Term Facility on February 26, 2018 and used such term loan proceeds to repay amounts that were borrowed under the Company’s Revolving Credit Facility to fund the acquisition of the Portfolio. Borrowings under the Wells Fargo Term Facility bear interest at a stated rate, as defined, plus a margin that is determined based on a pricing grid using the ratio of debt to total assets ratio, as defined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.
(b)    Internal Control Over Financial Reporting
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company, and our report dated March 1, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 1, 2018

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
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.    Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2018 Annual Meeting of Shareholders (“A&B’s 2018 Proxy Statement”), which section is incorporated herein by reference.
B.    Executive Officers
As of February 15, 2018, the name of each executive officer of A&B (in alphabetical order), age (in parentheses), and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Exchange Act by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2018 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2018 Proxy Statement, which subsections are incorporated herein by reference.
References within this section to A&B include the Company and Alexander & Baldwin, Inc. prior to the Holding Company Merger. Also, references to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its separation from Matson, Inc. on June 29, 2012.
Christopher J. Benjamin (54)
Chief Executive Officer of A&B, 1/16-present; President of A&B, 6/12-present; Chief Operating Officer of A&B, 6/12-12/15; President of Land Group of A&B Predecessor, 9/11-6/12; President of A & B Properties Hawai`i, LLC. ("ABP"), 9/11-8/15; Senior Vice President of A&B Predecessor, 7/05-8/11; Chief Financial Officer of A&B Predecessor, 2/04-8/11; Treasurer of A&B Predecessor, 5/06-8/11; Plantation General Manager, Hawaiian Commercial & Sugar Company, 3/09-3/11; first joined A&B Predecessor in 2001.
Meredith J. Ching (61)
Senior Vice President, External Affairs, of A&B, 6/12-present; Senior Vice President (Government & Community Relations) of A&B Predecessor, 6/07-6/12; first joined A&B Predecessor in 1982.
Clayton K. Y. Chun (40)
Chief Accounting Officer of A&B, 1/18-present; Controller of A&B, 9/15-present; Audit Senior Manager of Deloitte & Touche, LLP, 9/00-8/15.
Nelson N. S. Chun (65)
Senior Vice President and Chief Legal Officer of A&B, 6/12-present; Senior Vice President and Chief Legal Officer of A&B Predecessor, 7/05-6/12; first joined A&B Predecessor in 2003.

James E. Mead (58)
Chief Financial Officer of A&B, 7/17-present; Executive Vice President and Chief Financial Officer of SL Green Realty Corp., 11/10-1/15.
Lance K. Parker (44)
Senior Vice President and Chief Real Estate Officer of A&B, 10/17-present; President of ABP, 9/15-present; Senior Vice President of ABP, 6/13-8/15; Vice President of ABP, 7/07-6/13; first joined A&B Predecessor in 2004.
C.    Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2018 Proxy Statement, which section is incorporated herein by reference.
D.    Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2018 Proxy Statement, which subsection is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2018 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2018 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2018 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2018 Proxy Statement, which section is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.    Financial Statements
The financial statements are set forth in Item 8 of Part II above.

B.    Financial Statement Schedules

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

Alexander & Baldwin, Inc.
December 31, 2017

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Commercial Real Estate Segment
Industrial :
Honokohau Industrial (HI)	$—	$4.9	$4.8	$—	$—	$4.9	$4.8	$9.7	$(0.1)	Various	2017
Kailua Industrial/Other (HI)	—	10.5	2.0	0.1	—	10.5	2.1	12.6	(0.3)	Various	2013
Kaka'ako Commerce Center (HI)	—	16.9	20.6	1.2	—	16.9	21.8	38.7	(1.6)	1969	2014
Komohana Industrial Park (HI)	—	25.2	10.8	0.6	—	25.2	11.4	36.6	(2.3)	1990	2010
P&L Warehouse (HI)	—	—	—	1.2	—	—	1.2	1.2	(0.7)	1970	1970
Port Allen (HI)	—	—	0.7	2.4	—	—	3.1	3.1	(2.0)	1983, 1993	1983-1993
Sparks Business Center (NV)	—	3.2	17.2	3.3	—	3.2	20.5	23.7	(8.9)	1996-1998	2002
Waipio Industrial (HI)	—	19.6	7.7	0.1	—	19.6	7.8	27.4	(1.9)	1988-1989	2009

Office :
1800 and 1820 Preston Park (TX) (4)	—	4.5	19.9	7.5	(0.5)	4.5	26.9	31.4	(8.6)	1997, 1998	2006
Concorde Commerce Center (AZ) (4)	—	3.9	20.9	6.3	(12.9)	3.9	14.3	18.2	(9.0)	1998	2006
Deer Valley Financial Center (AZ) (4)	—	3.4	19.2	5.4	(5.4)	3.4	19.2	22.6	(8.5)	2001	2005
Judd Building (HI)	—	1.0	2.1	2.3	—	1.0	4.4	5.4	(1.9)	1898, 1979	2000
Kahului Office Building (HI)	—	1.0	0.4	6.9	—	1.0	7.3	8.3	(8.0)	1974	1989
Kahului Office Center (HI)	—	—	—	5.7	—	—	5.7	5.7	(4.1)	1991	1991
Lono Center (HI)	—	—	1.4	1.2	—	—	2.6	2.6	(1.5)	1973	1991
Gateway at Mililani Mauka South (HI)	—	7.0	3.5	5.8	—	7.0	9.3	16.3	(0.8)	1992, 2006	2012
Stangenwald Building (HI)	—	1.8	1.0	1.4	—	1.8	2.4	4.2	(1.1)	1901, 1980	1996

Retail :
Aikahi Park Shopping Center (HI)	—	23.5	6.7	0.5	—	23.5	7.2	30.7	(1.3)	1971	2015
Gateway at Mililani Mauka (HI)	—	7.3	4.7	5.7	—	7.3	10.4	17.7	(1.1)	2008, 2013	2011
Kahului Shopping Center (HI)	—	—	—	2.3	—	—	2.3	2.3	(1.3)	1951	1951
Kailua Retail Other (HI)	15.7	84.0	73.8	6.8	—	84.0	80.6	164.6	(9.3)	Various	2013
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	2.2	—	—	15.6	15.6	(6.3)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	1.4	—	2.7	12.0	14.7	(4.5)	2004	2002
Lahaina Square (HI)	—	4.6	3.7	2.7	—	4.6	6.4	11.0	(0.8)	1973	2010
Lanihau Marketplace (HI)	—	9.4	13.2	2.1	—	9.4	15.3	24.7	(3.1)	1987	2010
Little Cottonwood Center (UT)	—	12.2	9.1	1.4	—	12.2	10.5	22.7	(2.2)	1998, 2008	2010
Manoa Marketplace (HI)	60.0	43.3	35.9	1.2	—	43.3	37.1	80.4	(2.2)	1977	2016
Napili Plaza (HI)	—	9.4	8.0	0.6	—	9.4	8.6	18.0	(1.5)	1991	2003, 2013
Pearl Highlands Center (HI)	87.0	43.4	96.2	7.9	—	43.4	104.1	147.5	(13.2)	1992-1994	2013
Port Allen Marina Ctr. (HI)	—	—	3.4	1.1	—	—	4.5	4.5	(2.2)	2002	1971
Royal MacArthur Center (TX)	—	3.5	10.1	2.7	—	3.5	12.8	16.3	(3.7)	2006	2007
The Shops at Kukui'ula (HI)	—	8.9	30.1	3.5	—	8.9	33.6	42.5	(4.1)	2009	2013
Waianae Mall (HI)	—	17.4	10.1	4.3	—	17.4	14.4	31.8	(2.1)	1975	2013
Waipio Shopping Center (HI)	—	24.0	7.6	0.7	—	24.0	8.3	32.3	(1.8)	1986, 2004	2009

Other :
Ho'okele Shopping Center (HI)	—	—	—	5.5	—	—	5.5	5.5	—	2017
Oahu Ground Leases (HI)	—	170.5	0.6	—	—	170.5	0.6	171.1	(0.1)		2013
Other miscellaneous investments	—	2.6	0.1	18.5	—	2.6	18.6	21.2	(7.7)

Total	$162.7	$569.6	$469.5	$122.5	$(18.8)	$569.6	$573.2	$1,142.8	$(129.8)

Total for Hawai`i	$162.7	$538.9	$373.1	$95.9	$—	$538.9	$469.0	$1,007.9	$(88.9)
Total for U.S. Mainland	—	30.7	96.4	26.6	(18.8)	30.7	104.2	134.9	(40.9)
Total	$162.7	$569.6	$469.5	$122.5	$(18.8)	$569.6	$573.2	$1,142.8	$(129.8)

Description (amounts in millions)	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)
Land Operations Segment
Agricultural Land	$—	$9.7	$—	$—	$—	$9.7	$—	$9.7	$—
Aina ‘O Kane	—	—	—	1.2	—	—	1.2	$1.2	—
Brydeswood	—	—	—	0.6	—	—	0.6	$0.6	—
Grove Ranch	—	—	—	1.5	—	—	1.5	$1.5	—
Haliimaile	—	—	—	0.8	—	—	0.8	$0.8	—
Kahala Portfolio	—	34.4	—	—	—	34.4	—	$34.4	—
Kamalani	—	—	—	26.5	—	—	26.5	$26.5	—
Maui Business Park II	—	—	—	38.3	—	—	38.3	$38.3	—
The Ridge at Wailea (MF-19)	—	1.7	—	6.2	—	1.7	6.2	$7.9	—
Waiale Community	—	—	—	1.8	—	—	1.8	$1.8	—
Wailea B-1	—	4.6	—	—	—	4.6	—	$4.6	—
Wailea B-II	—	3.3	—	—	—	3.3	—	$3.3	—
Wailea MF-7	—	2.9	—	5.9	—	2.9	5.9	$8.8	—
Wailea SF-S	—	4.0	—	—	—	4.0	—	$4.0	—
Wailea SF-8	—	1.3	—	—	—	1.3	—	$1.3	—
Wailea, other	—	15.3	—	8.3	—	15.3	8.3	$23.6	—
Other Kauai landholdings	—	—	0.1	13.4	(9.1)	—	4.4	$4.4	(0.6)
Other Maui Landholdings	—	0.2	0.2	1.4	—	0.2	1.6	$1.8	(0.7)
Other miscellaneous investments	—	3.1	1.1	6.1	(2.5)	3.1	4.7	$7.8	(2.4)
Total	$—	$80.5	$1.4	$112.0	$(11.6)	$80.5	$101.8	$182.3	$(3.7)

(1)	See Note 8 to consolidated financial statements.

(2)
The aggregate tax basis, as of December 31, 2017, for the Commercial Real Estate segment and Land Operations segment assets was approximately $633.3 million, including outside tax basis of consolidated joint venture investments.

(3)	Depreciation is computed based upon the following estimated useful lives:
Building and improvements:    10 – 40 years
Leasehold improvements:    5 – 10 years (lesser of useful life or lease term)
Other property improvements:    3 – 35 years

(4)
During the fourth quarter of 2017, the Company recorded impairment charges of $0.5 million, $12.9 million, and $5.4 million for 1800 and 1820 Preston Park, Concorde Commerce Center, and Deer Valley Financial Center, respectively. See Note 2 "Significant Accounting Policies" for additional information.

Reconciliation of Real Estate (in millions)	2017	2016	2015
Balance at beginning of year	$1,352.7	$1,332.5	$1,397.1
Additions and improvements	57.8	118.8	32.2
Dispositions, retirements and other adjustments	(66.6)	(87.0)	(96.8)
Impairment of real estate assets	(18.8)	(11.6)	—
Balance at end of year	$1,325.1	$1,352.7	$1,332.5

Reconciliation of Accumulated Depreciation (in millions)	2017	2016	2015
Balance at beginning of year	$122.7	$128.0	$120.5
Depreciation expense	18.8	20.2	20.5
Dispositions, retirements and other adjustments	(8.0)	(25.5)	(13.0)
Balance at end of year	$133.5	$122.7	$128.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.
Opinion on the Consolidated Financial Statement Schedule
We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and the Company’s internal control over financial reporting as of December 31, 2017, and have issued our reports thereon dated March 1, 2018; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 1, 2018

C.    Exhibits Required by Item 601 of Regulation S-K
Exhibits not filed herewith are incorporated by reference to the exhibit number and previous filing shown in parentheses. All previous exhibits were filed with the Securities and Exchange Commission in Washington, D.C. Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 001-34187. Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 per page by writing to Alyson J. Nakamura, Corporate Secretary, Alexander & Baldwin, Inc., P. O. Box 3440, Honolulu, Hawai`i 96801.
2.    Plan of acquisition, reorganization, arrangement, liquidation or succession.
2.a Agreement and Plan of Merger, dated as of July 10, 2017, by and among Alexander & Baldwin Investments, LLC (formerly Alexander & Baldwin, Inc.), Alexander & Baldwin, Inc. (formerly Alexander & Baldwin REIT Holdings, Inc.) and A&B REIT Merger Corporation (Exhibit 2.1 to Form 8-K, dated July 12, 2017).
3.    Articles of incorporation and bylaws.
3.a Amended and Restated Articles of Incorporation of Alexander & Baldwin, Inc., effective as of November 8, 2017 (Exhibit 3.1 to Form 8-K, dated November 8, 2017).
3.b Amended and Restated Bylaws of Alexander & Baldwin, Inc., effective as of November 8, 2017 (Exhibit 3.2 to Form 8-K, dated November 8, 2017).
4.    Instruments defining the rights of security holders
4.a Description of Capital Stock (Exhibit 4.1 to Form 8-K, dated November 8, 2017).
4.b Form of Company Common Stock Certificate (Exhibit 4.2 to Form 8-K, dated November 8, 2017).
10.    Material contracts.
10.a. (i)  Amended and Restated Operating Agreement of Kukui`ula Development Company (Hawai`i), LLC, dated May 1, 2009, by and between KDC, LLC, a Hawai`i limited liability company, and DMB Kukui`ula LLC, an Arizona limited liability company (Exhibit 10.6 to Amendment No. 2 to Form 10 filed on May 21, 2012).
(ii)  First Amendment to the Amended and Restated Operating Agreement of Kukui`ula Development Company (Hawai`i), LLC, dated September 28, 2010, by and between KDC, LLC, a Hawai`i limited liability company, and DMB Kukui`ula LLC, an Arizona limited liability company (Exhibit 10.7 to Amendment No. 2 to Form 10 filed on May 21, 2012).
(iii)  Second Amendment to the Amended and Restated Operating Agreement of Kukui`ula Development Company (Hawai`i), LLC, dated July 20, 2011, by and between KDC, LLC, a Hawai`i limited liability company, and DMB Kukui`ula LLC, an Arizona limited liability company (Exhibit 10.8 to Amendment No. 2 to Form 10 filed on May 21, 2012).
(iv)  General Contract of Indemnity, among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Kukui`ula Development Company (Hawai`i), LLC, DMB Kukui`ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(v)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawai`i), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), dated June 14, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(vi)  General Agreement of Indemnity, among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Kukui`ula Development Company (Hawai`i), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of America, dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).
(vii)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawai`i), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), dated

August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).
(viii)  Credit Agreement between Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), First Hawaiian Bank, Bank of America, N.A. and the other lenders party thereto, dated as of June 4, 2012 (Exhibit 10.2 to Form 8-K, dated June 4, 2012).
(ix)  First Amendment to Credit Agreement by and among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, Inc., A&B II, LLC, Bank of America, N.A., and First Hawaiian Bank, dated December 18, 2013 (Exhibit 10.a.(xvi) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended March 31, 2015).
(x)  Second Amended and Restated Credit Agreement by and among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America, N.A., First Hawaiian Bank, and other lenders party thereto, dated September 15, 2017 (Exhibit 10.1 to Form 8-K, dated September 19, 2017).
(xi)  Joinder Agreement, by Alexander & Baldwin, Inc., dated November 8, 2017, to Second Amended and Restated Credit Agreement, dated September 15, 2017, among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America, N.A., First Hawaiian Bank, and other lenders party thereto.
(xii)  Amended and Restated Credit Agreement, dated December 10, 2015, among Alexander & Baldwin, LLC, Grace Pacific LLC, Bank of America, N.A., and other lenders party thereto (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2015).
(xiii)  Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of June 4, 2012 (Exhibit 10.1 to Form 8-K, dated June 4, 2012).
(xiv)  Modification to Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of September 27, 2013 (Exhibit 10.a.(xviii) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2013).
(xv)  Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated December 10, 2015 (Exhibit 10.a.(xx) to Form 10-K for the year ended December 31, 2015).
(xvi) Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated September 15, 2017 (Exhibit 10.2 to Form 8-K, dated September 19, 2017).
(xvii)  Joinder Agreement, by Alexander & Baldwin, Inc. (formerly Alexander & Baldwin REIT Holdings, Inc.), dated November 8, 2017, to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated December 10, 2015, as amended, between Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., and the other Guarantors party thereto, on the one hand, and the Purchasers party thereto, on the other hand.
(xviii)  Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement, by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated January 8, 2018.
(xix)  Limited Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawai`i, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.1 to Form 8-K, dated December 4, 2012).
(xx)  Completion Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawai`i, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.2 to Form 8-K, dated December 4, 2012).

(xxi)  Note and Mortgage Assumption Agreement, dated January 15, 2013, among U.S. Bank National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, TNP SRT Waianae Mall, LLC, and A&B Waianae LLC (Exhibit 10.a.(xx) to Form 10‑K for the year ended December 31, 2012).
(xxii)  Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013 (Exhibit 10.a.(xxii) to Form 10-Q for the quarter ended September 30, 2013).
(xxiii)  Promissory Note between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.1 to Form 8-K, dated November 20, 2014).
(xxiv)  Mortgage and Security Agreement between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.2 to Form 8-K, dated November 20, 2014).
(xxv)  Term Loan Agreement among Kukui`ula Village LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxvi) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxvi)  Real Estate Term Loan Agreement among Kukui`ula Village LLC, Kukui`ula Development Company (Hawai`i), LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxvii) Promissory Note by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended September 30, 2016).
(xxviii) Mortgage, Security Agreement and Fixture Filing by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended September 30, 2016).
(xxix) Limited Liability Company Agreement of Alexander & Baldwin Investments, LLC, dated as of November 8, 2017 (Exhibit 10.1 to Form 8-K, dated November 8, 2017).
*10.b.1. (i)  Alexander & Baldwin, Inc. 2012 Incentive Compensation Plan (Exhibit 99.1 to Form S-8 filed on June 29, 2012).
(ii)  Amendment No. 1 to Alexander & Baldwin, Inc. 2012 Incentive Compensation Plan, effective as of January 24, 2017 (Exhibit 10.b.1.(ii) to Form 10-K for the year ended December 31, 2016).
(iii)  Alexander & Baldwin, Inc. Amended and Restated 2012 Incentive Compensation Plan, as assumed (Exhibit 99.1 to Post-Effective Amendment No. 1 to Form S-8 filed on November 8, 2017).
(iv)  Form of Notice of Stock Option Grant (Exhibit 99.2 to Form S-8 filed on June 29, 2012).
(v)  Form of Stock Option Agreement for Executive Employees (Exhibit 99.4 to Form S-8 filed on June 29, 2012).
(vi)  Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1.(iv) to Form 10-K for the year ended December 31, 2012).

(vii)  Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(v) to Form 10-K for the year ended December 31, 2012).
(viii)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 99.8 to Form S-8 filed on June 29, 2012).
(ix)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferral Election) (Exhibit 99.9 to Form S-8 filed on June 29, 2012).

(x)  Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 99.10 to Form S-8 filed on June 29, 2012).
(xi)  Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 99.12 to Form S-8 filed on June 29, 2012).
(xii)  Form of Universal Stock Option Agreement for Substitute Options-Executive Officers (2007 Plan) (Exhibit 99.13 to Form S-8 filed on June 29, 2012).
(xiii)  Form of Universal Stock Option Agreement for Substitute Options (1998 Plan) (Exhibit 99.15 to Form S-8 filed on June 29, 2012).
(xiv)  Form of Universal Stock Option Agreement for Substitute Options (1998 Non-employee Director Plan) (Exhibit 99.16 to Form S-8 filed on June 29, 2012).
(xv)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Executive Officer (2007 Plan) (Exhibit 99.17 to Form S-8 filed on June 29, 2012).
(xvi)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Exhibit 99.19 to Form S-8 filed on June 29, 2012).
(xvii)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Deferral Elections) (Exhibit 99.20 to Form S-8 filed on June 29, 2012).
(xviii)  Form of Restricted Stock Unit Award Agreement for Substitute 2012 Performance-Based Award-Executive Officer (Exhibit 99.21 to Form S-8 filed on June 29, 2012).
(xxix)  Form of Notice of Award of Performance Share Units (Exhibit 10.2 to Form 8-K, dated January 28, 2013).

(xx)  Form of Performance Share Unit Award Agreement (Exhibit 10.1 to Form 8-K, dated January 28, 2013).

(xxi)  Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xix) to Form 10-K for the year ended December 31, 2014).

(xxii)  Form of Performance Share Unit Award Agreement (Exhibit 10.b.1.(xx) to Form 10-K for the year ended December 31, 2014).

(xxiii)  Form of Letter Agreement (Exhibit 10.1 to Form 8-K, dated June 28, 2012).

(xxiv)  Alexander & Baldwin, Inc. Executive Severance Plan (Exhibit 10.2 to Form 8-K, dated June 28, 2012).

(xxv)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).

(xxvi)  Amendment No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014 (Exhibit 10.b.1(xxii) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2014).

(xxvii)  Alexander & Baldwin, Inc. Excess Benefits Plan (Exhibit 10.4 to Form 8-K, dated June 28, 2012).
(xxviii)  Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of March 1, 2013 (Exhibit 10.b.1(xxiii) to Form 10-Q for the quarter ended March 31, 2013).
(xxix)  Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended June 30, 2012).
(xxx)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10‑Q for the quarter ended June 30, 2012).

(xxxi)  Amendment No. 1 to the Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013 (Exhibit 10.b.1(xxvi) to Form 10‑Q for the quarter ended March 31, 2013).
(xxxii)  Letter Agreement, dated October 22, 2009, between Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.) and W. Allen Doane (incorporated by reference to Exhibit 10.b.1(liv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2009).
(xxxiii)  Retention Agreement, dated July 10, 2017, between Alexander & Baldwin, Inc. and Paul K. Ito (Exhibit 10.1 to Form 8-K, dated July 10, 2017).
(xxxiv)  Amendment to Retention Agreement, dated December 20, 2017, between Alexander & Baldwin, Inc. and Paul K. Ito.
(xxxv)  Executive Employment Agreement, dated July 10, 2017, between Alexander & Baldwin, Inc. and James E. Mead (Exhibit 10.2 to Form 8-K, dated July 10, 2017).
*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

21.     Subsidiaries.
21. Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2018.
23.     Consent.
23.1 Consent of Deloitte & Touche LLP dated March 1, 2018.
23.2 Consent of KKDLY LLC dated March 1, 2018 - Kewalo Development LLC.
23.3 Consent of KKDLY LLC dated March 1, 2018 - The Collection LLC.
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
95. Mine Safety Disclosure.
99.1 Financial Statements of Kewalo Development LLC as of and for the years ended December 31, 2015 and 2014.
99.2 Financial Statements of Kewalo Development LLC as of and for the years ended December 31, 2017 and 2016.
99.3 Financial Statements of The Collection LLC as of and for the years ended December 31, 2016 and 2015.
99.4 Financial Statements of The Collection LLC as of and for the year ended December 31, 2017.
ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

March 1, 2018	By: /s/ Christopher J. Benjamin
Christopher J. Benjamin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley M. Kuriyama	Chairman of the Board	March 1, 2018
Stanley M. Kuriyama

/s/ Christopher J. Benjamin	President, Chief Executive	March 1, 2018
Christopher J. Benjamin	Officer, and Director

/s/ James E. Mead	Executive Vice President and	March 1, 2018
James E. Mead	Chief Financial Officer

/s/ Clayton K.Y. Chun	Vice President, Chief	March 1, 2018
Clayton K.Y. Chun	Accounting Officer and Controller

/s/ W. Allen Doane	Director	March 1, 2018
W. Allen Doane

/s/ Robert S. Harrison	Director	March 1, 2018
Robert S. Harrison

/s/ David C. Hulihee	Director	March 1, 2018
David C. Hulihee

/s/ Charles G. King	Lead Independent Director	March 1, 2018
Charles G. King

/s/ Thomas A. Lewis, Jr.	Director	March 1, 2018
Thomas A. Lewis, Jr.

/s/ Douglas M. Pasquale	Director	March 1, 2018
Douglas M. Pasquale

/s/ Michele K. Saito	Director	March 1, 2018
Michele K. Saito

/s/ Jenai S. Wall	Director	March 1, 2018
Jenai S. Wall

/s/ Eric K. Yeaman	Director	March 1, 2018
Eric K. Yeaman