Form 10-Q
period 2018-05-09
Alexander & Baldwin, Inc.
filed 2018-05-10
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _________________
Commission file number 001-35492
ALEXANDER & BALDWIN, INC.
(Exact name of registrant as specified in its charter)

Hawai`i	45-4849780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 3440, Honolulu, Hawai`i 822 Bishop Street, Honolulu, Hawai`i (Address of principal executive offices)	9680l 96813 (Zip Code)
(808) 525-6611
(Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of March 31, 2018:    71,952,944

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Revenue:
Commercial Real Estate	$35.2	$33.7
Land Operations	29.3	11.0
Materials & Construction	48.8	48.5
Total operating revenue	113.3	93.2
Operating Costs and Expenses:
Cost of Commercial Real Estate	18.6	18.8
Cost of Land Operations	29.8	8.4
Cost of Materials & Construction	42.9	39.1
Selling, general and administrative	15.0	14.7
REIT evaluation/conversion costs	—	4.8
Total operating costs and expenses	106.3	85.8
Operating Income (Loss)	7.0	7.4
Income (loss) related to joint ventures	(2.6)	1.3
Reductions in solar investments, net	(0.1)	(2.0)
Interest and other income (expense), net (Note 2)	(0.7)	0.3
Interest expense	(8.4)	(6.2)
Income (Loss) from Continuing Operations Before Income Taxes and Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	(4.8)	0.8
Income tax benefit (expense)	2.7	0.8
Income (Loss) from Continuing Operations Before Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	(2.1)	1.6
Net gain (loss) on the sale of improved properties and ground leased land	49.6	3.0
Income (Loss) from Continuing Operations	47.5	4.6
Income (loss) from discontinued operations, net of income taxes	(0.1)	2.4
Net Income (Loss)	47.4	7.0
Income attributable to noncontrolling interest	(0.1)	(0.7)
Net Income (Loss) Attributable to A&B Shareholders	$47.3	$6.3

Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.71	$0.09
Discontinued operations available to A&B shareholders	—	0.05
Net income (loss) available to A&B shareholders	$0.71	$0.14
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.66	$0.09
Discontinued operations available to A&B shareholders	—	0.05
Net income (loss) available to A&B shareholders	$0.66	$0.14

Weighted-Average Number of Shares Outstanding:
Basic	66.4	49.1
Diluted	72.2	49.6

Amounts Available to A&B Shareholders (Note 4):
Continuing operations available to A&B shareholders, net of income taxes	$47.4	$4.4
Discontinued operations available to A&B shareholders, net of income taxes	(0.1)	2.4
Net income (loss) available to A&B shareholders	$47.3	$6.8
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net Income (Loss)	$47.4	$7.0
Other Comprehensive Income (Loss), net of tax:
Unrealized interest rate hedging gain (loss)	1.8	—
Reclassification adjustment for interest expense included in net income or loss	—	0.2
Defined benefit pension plans:
Amortization of net loss included in net periodic pension cost	1.0	1.2
Amortization of prior service credit included in net periodic pension cost	(0.2)	(0.3)
Income taxes related to other comprehensive income	(0.7)	(0.4)
Other comprehensive income (loss), net of tax	1.9	0.7
Comprehensive Income (Loss)	49.3	7.7
Comprehensive income (loss) attributable to noncontrolling interest	(0.1)	(0.7)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$49.2	$7.0
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$26.5	$68.9
Accounts receivable, net	37.5	34.1
Contracts retention	12.7	13.2
Costs and estimated earnings in excess of billings on uncompleted contracts	16.2	20.2
Inventories	29.6	31.9
Real estate held for sale	15.6	67.4
Income tax receivable	25.7	27.7
Prepaid expenses and other assets	14.7	11.4
Total current assets	178.5	274.8
Investments in Affiliates	397.0	401.7
Real Estate Developments	142.0	151.0
Property – Net	1,317.6	1,147.5
Intangible Assets – Net	80.5	46.9
Deferred Tax Asset	18.6	16.5
Goodwill	102.3	102.3
Restricted Cash	17.1	34.3
Other Assets	57.1	56.2
Total assets	$2,310.7	$2,231.2

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$42.8	$46.0
Accounts payable	32.6	43.3
Billings in excess of costs and estimated earnings on uncompleted contracts	3.9	5.7
Accrued interest	5.4	6.5
Deferred revenue	3.0	0.9
Indemnity holdback related to Grace acquisition	9.3	9.3
HC&S cessation-related liabilities	4.4	4.6
Accrued dividends	—	783.0
Accrued and other liabilities	21.9	27.5
Total current liabilities	123.3	926.8
Long-term Liabilities:
Long-term debt	795.8	585.2
Accrued pension and post-retirement benefits	20.1	19.9
Other non-current liabilities	38.3	40.2
Total long-term liabilities	854.2	645.3
Total liabilities	977.5	1,572.1
Commitments and Contingencies (Note 3)
Redeemable Noncontrolling Interest	8.0	8.0
Equity:
Common stock	1,789.4	1,161.7
Accumulated other comprehensive loss	(40.4)	(42.3)
Distributions in excess of accumulated earnings	(428.4)	(473.0)
Total A&B shareholders' equity	1,320.6	646.4
Noncontrolling interest	4.6	4.7
Total equity	1,325.2	651.1
Total liabilities and equity	$2,310.7	$2,231.2
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$47.4	$7.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	10.2	10.5
Deferred income taxes	(2.7)	0.8
Gains on asset transactions, net of asset write-downs	(50.0)	(7.9)
Share-based compensation expense	1.3	1.1
Investments in affiliates, net of distributions	4.8	7.8
Changes in operating assets and liabilities:
Trade, contracts retention, and other receivables	(4.2)	4.2
Costs and estimated earnings in excess of billings on uncompleted contracts - net	2.1	(2.8)
Inventories	2.3	15.2
Prepaid expenses, income tax receivable and other assets	(1.4)	(2.8)
Accrued pension and post-retirement benefits	1.1	0.3
Accounts payable	(8.7)	(3.2)
Accrued and other liabilities	(8.6)	(38.2)
Real estate inventory sales (real estate developments held for sale)	22.1	2.3
Expenditures for real estate inventory (real estate developments held for sale)	(7.2)	(4.9)
Net cash provided by (used in) operations	8.5	(10.6)

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(194.7)	—
Capital expenditures for property, plant and equipment	(12.7)	(6.1)
Proceeds from disposal of property and other assets	155.4	8.0
Payments for purchases of investments in affiliates and other investments	(9.2)	(14.5)
Proceeds from investments in affiliates and other investments	5.1	0.6
Net cash provided by (used in) investing activities	(56.1)	(12.0)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	504.1	57.0
Payments of long-term debt and deferred financing costs	(355.7)	(19.0)
Borrowings (payments) on line-of-credit agreement, net	(2.3)	6.9
Distribution to noncontrolling interests	—	(0.2)
Cash dividends paid	(156.6)	(3.4)
Proceeds from issuance (repurchase) of capital stock and other, net	(1.5)	(4.0)
Net cash provided by (used in) financing activities	(12.0)	37.3

Cash, Cash Equivalents and Restricted Cash:
Net increase (decrease) in cash, cash equivalents, and restricted cash	(59.6)	14.7
Balance, beginning of period	103.2	12.3
Balance, end of period	$43.6	$27.0

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(9.4)	$(8.6)
Income taxes paid	$—	$(0.3)

Noncash Investing and Financing Activities:
Uncollected proceeds from disposal of equipment	$—	$4.4
Capital expenditures included in accounts payable and accrued expenses	$1.2	$1.5
Fair value of loan assumed in connection with acquisition	$61.0	$—
Issuance of shares for stock dividend	$626.4	$—

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period
Cash and cash equivalents	$68.9	$2.2
Restricted cash	34.3	10.1
Cash, cash equivalents and restricted cash	$103.2	$12.3

End of the period
Cash and cash equivalents	$26.5	$15.3
Restricted cash	17.1	11.7
Cash, cash equivalents and restricted cash	$43.6	$27.0
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2018 and 2017
(In millions) (Unaudited)

	Total Equity
				(Distributions
			Accumulated	in Excess of			Redeem-
	Common		Other	Accumulated			able
	Stock		Compre-	Earnings)	Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Loss	Earnings	Interest	Total	Interest
Balance, January 1, 2017	49.0	$1,157.3	$(43.2)	$95.2	$3.9	$1,213.2	$10.8
Net income (loss)	—	—	—	6.3	0.2	6.5	0.5
Other comprehensive income, net of tax	—	—	0.7	—	—	0.7	—
Dividends on common stock ($0.07 per share)	—	—	—	(3.4)	—	(3.4)	—
Distributions to noncontrolling interest	—	—	—	—	(0.2)	(0.2)	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	0.5	—	0.5	(0.5)
Share-based compensation	—	1.1	—	—	—	1.1	—
Shares issued or repurchased, net	0.1	(0.7)	—	(3.2)	—	(3.9)	—
Balance, March 31, 2017	49.1	$1,157.7	$(42.5)	$95.4	$3.9	$1,214.5	$10.8

	Total Equity
			Accumulated				Redeem-
	Common		Other	Distributions			able
	Stock		Compre-	in Excess of	Non-		Non-
		Stated	hensive	Accumulated	Controlling		Controlling
	Shares	Value	Loss	Earnings	Interest	Total	Interest
Balance, January 1, 2018	49.3	$1,161.7	$(42.3)	$(473.0)	$4.7	$651.1	$8.0
Net income (loss)	—	—	—	47.3	(0.1)	47.2	0.2
Impact of adoption of ASU 2014-09	—	—	—	(1.4)	—	(1.4)	—
Other comprehensive income, net of tax	—	—	1.9	—	—	1.9	—
Stock dividend ($11.65 per share)	22.6	626.4	—	—	—	626.4	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	0.2	—	0.2	(0.2)
Share-based compensation	—	1.3	—	—	—	1.3	—
Shares issued or repurchased, net	0.1	—	—	(1.5)	—	(1.5)	—
Balance, March 31, 2018	72.0	$1,789.4	$(40.4)	$(428.4)	$4.6	$1,325.2	$8.0
See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Alexander & Baldwin, Inc. ("A&B" or the "Company") is headquartered in Honolulu and operates three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C"). In the fourth quarter of 2017, the Company completed a conversion process to comply with the requirements to be treated as a real estate investment trust ("REIT") commencing with the taxable year ended December 31, 2017.

On November 16, 2017, the Company declared a special distribution to its shareholders in the aggregate amount of $783.0 million (approximately $15.92 per share) (the "Special Distribution") in connection with its conversion to a REIT. On January 23, 2018, the Company completed the Special Distribution to shareholders in the form of $156.6 million of cash dividends and issuance of $626.4 million of common shares. As of March 31, 2018, the Company had 72.0 million shares outstanding.
2.     BASIS OF PRESENTATION
The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017 and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission.
Reclassifications: Certain amounts in the Company's prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. In connection with the adoption of Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, transfers to or from restricted cash which have previously been shown in the Company's investing activities section of the condensed consolidated statements of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in a decrease in cash flows used in investing activities of $1.6 million during the three months ended March 31, 2017.
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
Significant Accounting Policies: The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2017 Form 10-K. Changes to significant accounting policies are included herein.
Revenue recognition
Sources of revenue for the Company primarily include sales of real estate, commercial property rentals, material sales, paving construction projects, and real estate development projects. The Company generates revenue from three distinct business segments:
Commercial Real Estate: The Commercial Real Estate segment owns, operates, leases, and manages a portfolio of retail, office, and industrial properties in Hawai`i and on the Mainland; it also leases urban land in Hawai`i to third-party lessees. Commercial Real Estate revenue is recognized on a straight-line basis over the term of the corresponding lease. Also included in rental revenues are certain tenant reimbursements and percentage rents determined in accordance with the terms of the lease. The Company records revenue for real estate taxes paid by its tenants for commercial properties with an offsetting expense in Cost of Commercial Real Estate in the accompanying condensed consolidated statement of operations, as the Company has concluded it is the primary obligor.

Land Operations: Revenues from sales of real estate are recognized at the point in time when control of the underlying goods is transferred to the customer and the payment is due (generally on the closing date). For certain development projects the Company will use a percentage of completion for revenue recognition. Under this method, the amount of revenue recognized is based on the development costs that have been incurred throughout the reporting period as a percentage of total expected developments associated with the development project.
Materials & Construction: Revenue from the Materials & Construction segment is primarily generated from material sales and paving and construction contracts. The recognition of revenue is based on the underlying terms of the transactions.
Materials: Revenues from material sales, which include basalt aggregate, liquid asphalt and hot mix asphalt, are usually recognized at a point in time when control of the underlying goods is transferred to the customers (generally this occurs when materials are picked up by customers or their agents) and when the Company has a present right to payment for materials sold.
Construction: The Company's construction contracts generally contain a single performance obligation as the promise to transfer individual goods or services are not separately identifiable from other promises in the contracts and is, therefore, not distinct. Revenue is earned from construction contracts over a period of time as control is continuously transferred to customers.
Construction contracts can generally be categorized into two types of contracts with customers based on the respective payment terms; either lump sum or unit priced. Lump sum contracts require the total amount of work be performed under a single fixed price irrespective of actual quantities or actual costs. Earnings on both unit price contracts and lump sum fixed-price paving contracts are recognized using the percentage of completion, cost-to-cost, input method as it is able to faithfully depict the transfer of control of the underlying assets to the customer. Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners.
The Company deems its contract prices reflective of the standalone selling prices of the underlying goods and services since the contracts are required to go through competitive bidding process. The Company recognizes revenue on a net basis excluding indirect taxes, such as sales tax and value added tax collected from customers and remitted to government authorities.
Interest and other income (expense)
Interest and other income (expense), net is primarily comprised of the non-service cost components of pension and postretirement benefit expense and interest income. For the three months ended March 31, 2018 and 2017, Interest and other income, net included the following:

	Three Months Ended March 31,
(in millions)	2018	2017
Pension and postretirement benefit expense	$(0.7)	$(0.7)
Interest income	0.1	1.0
Other income (expense)	(0.1)	—
Interest and other income (expense), net	$(0.7)	$0.3
New accounting pronouncements
In May 2014, Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") to provide guidance for revenue recognition and has superseded the revenue recognition requirements in FASB Accounting Standards Codification Topic 605, Revenue Recognition, (Topic 605) as well as most industry-specific guidance. Under ASU 2014-09, revenue is recognized when a customer obtains control of the promised goods or services in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.
The Company adopted the provisions of ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method and applied ASU 2014-09 to those contracts that were not completed as of January 1, 2018 and whose revenue was historically accounted for under Topic 605. The cumulative impact of the adoption was a net reduction to other assets and distributions in excess of retained earnings of $1.4 million as of January 1, 2018.
In accordance with ASU 2014-09, the disclosure of the impact of adoption to our condensed consolidated balance sheet was as follows (in millions):

	Balance as of December 31, 2017	Impact of adoption	Balance as of January 1, 2018
Other Assets	$56.2	$(1.4)	$54.8
Distributions in excess of accumulated earnings	$(473.0)	$(1.4)	$(474.4)

The adoption of ASU 2014-09 did not significantly impact the Company's revenue recognition treatment for its Materials & Construction business segment due to the short term duration of the Company's construction contracts.
The Company's Commercial Real Estate business segment recognizes its revenue under the accounting framework of ASC 840, Leases and is therefore excluded from the scope of ASU 2014-09.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued or made available for issuance. The guidance will be applied prospectively to awards modified on or after the adoption date. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018. In January 2018, the FASB issued ASU No. 2018-01, which amends the Board's new leasing standard, ASU 2016-02, to provide a transition practical expedient that an entity may elect to apply. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance amends the hedge accounting model in ASC 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity's ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period or fiscal year before the effective date. For cash flow and net investment hedges existing at the date of adoption, entities will apply the new guidance using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The guidance provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements apply prospectively. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
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
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 9 of the Company's 2017 Form 10-K, included the following (in millions) as of March 31, 2018:

Standby letters of credit(a)	$11.8
Bonds(b)	$462.8
(a) Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities, and relate primarily to the Company’s real estate activities. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit.
(b) Represents bonds related to construction and real estate activities in Hawai`i. Approximately $438.7 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of March 31, 2018, the Company's limited guarantees on indebtedness related to three of its unconsolidated joint ventures totaled $5.6 million. The Company has not incurred any significant historical losses related to guarantees on its joint venture indebtedness.
Other than obligations described above and those described in the Company's 2017 Form 10-K, obligations of the Company's joint ventures do not have recourse to the Company and the Company's "at-risk" amounts are limited to its investment.
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
In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawai`i ("Water Commission") establish interim instream flow standards ("IIFS") in 27 East Maui streams that feed the Company's irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The

Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawai`i Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Commission then authorized the appointment of a hearings officer for the contested case hearing and expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams in 23 hydrologic units. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015. On January 15, 2016, the Commission-appointed hearings officer issued his recommended decision on the petitions. The recommended decision would restore water to streams in 11 of the 23 hydrologic units. In March 2016, the hearings officer ordered a reopening of the contested case proceedings in light of the Company's January 2016 announcement to cease sugar operations at the former Hawaiian Commercial & Sugar Company ("HC&S") by the end of the year and to transition to a new diversified agricultural model on the former sugar lands. In April 2016, the Company announced its commitment to fully and permanently restore the priority taro streams identified by the petitioners. Re-opened evidentiary hearings occurred in the first quarter of 2017 and a decision is pending. In August 2017, the hearings officer in the reopened evidentiary hearing issued his proposed decision. The Commission heard arguments on the proposed decision in October 2017.
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
If the Company is not permitted to use sufficient quantities of stream waters, it would have a material adverse effect on the Company's pursuit of a diversified agribusiness model in subsequent years and the value of the Company's agricultural lands.
A&B is a party to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on A&B's consolidated financial statements as a whole.

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

The following table provides a reconciliation of income from continuing operations to income from continuing operations available to A&B shareholders for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended
	March 31,
	2018	2017
Income (loss) from Continuing Operations, net of income taxes	$47.5	$4.6
Less: Income (loss) attributable to noncontrolling interest	(0.1)	(0.7)
Income (loss) from continuing operations attributable to A&B shareholders, net of income taxes	47.4	3.9
Undistributed earnings allocated to redeemable noncontrolling interest	—	0.5
Income (loss) from continuing operations available to A&B shareholders, net of income taxes	47.4	4.4
Income (loss) from discontinued operations available to A&B shareholders, net of income taxes	(0.1)	2.4
Net income (loss) available to A&B shareholders	$47.3	$6.8
The number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 is as follows (in millions):

	Three Months Ended
	March 31,
	2018	2017
Denominator for basic EPS - weighted average shares outstanding	66.4	49.1
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	0.4	0.5
Special Distribution	5.4	—
Denominator for diluted EPS - weighted average shares outstanding	72.2	49.6
There were 0.1 million shares of anti-dilutive securities outstanding as of March 31, 2018 and none as of March 31, 2017.
5.     FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company's debt at March 31, 2018 was $838.6 million and $807.6 million, respectively, and $631.2 million and $642.3 million at December 31, 2017 respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (level 2).

6.	INVENTORIES
Inventories are stated at the lower of cost (principally average cost, first-in, first-out basis) or net realizable value. Inventories as of March 31, 2018 and December 31, 2017 were as follows (in millions):

	March 31, 2018	December 31, 2017
Asphalt	$9.1	$12.2
Processed rock, Portland cement, and sand	14.0	13.5
Work in progress	3.2	2.8
Retail merchandise	1.7	1.7
Parts, materials and supplies inventories	1.6	1.7
Total	$29.6	$31.9

7.	SHARE-BASED PAYMENT AWARDS
The following table summarizes the Company's stock option activity for the three months ended March 31, 2018 (in thousands, except weighted average exercise price and weighted average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2018	630.5	$12.58
Exercised	—	$—
Forfeited and expired	—	$—
Outstanding, March 31, 2018	630.5	$12.58	2.7	$6,679
Vested or expected to vest	630.5	$12.58	2.7	$6,679
Exercisable, March 31, 2018	630.5	$12.58	2.7	$6,679
The following table summarizes non-vested restricted stock unit activity for the three months ended March 31, 2018 (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2018	318.9	$36.66
Anti-dilutive adjustment for Special Distribution	182.9
Granted	210.4	$29.89
Vested	(116.8)	$24.39
Canceled	(39.9)	$24.15
Outstanding, March 31, 2018	555.5	$25.34
The time-based restricted stock units vest ratably over 3 years. The market-based performance share units cliff vest over 3 years, provided that the total shareholder return of the Company's common stock over the relevant period meets or exceeds pre-defined levels of total shareholder returns relative to indices, as defined.
The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2018 Grants	2017 Grants
Volatility of A&B common stock	22.7%	25.4%
Average volatility of peer companies	21.6%	25.7%
Risk-free interest rate	2.3%	1.5%
A summary of compensation cost related to share-based payments for the three months ended March 31, 2018 and 2017 is as follows (in millions):

	Three Month Ended
	March 31,
	2018	2017
Share-based expense (net of estimated forfeitures):
Time-based and market-based restricted stock units	$1.3	$1.1
Total share-based expense	1.3	1.1
Total recognized tax benefit	(0.1)	(0.4)
Share-based expense (net of tax)	$1.2	$0.7

8.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates were $4.5 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively. Receivables from these affiliates were $2.1 million and $2.9 million as of March 31, 2018 and December 31, 2017. Amounts due to these affiliates were $0.9 million as of March 31, 2018 and immaterial as of December 31, 2017.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are owned by a director of the Company. Revenues earned from these transactions were $1.5 million and $1.4 million for the three months ended March 31, 2018 and 2017. Receivables from these affiliates were immaterial as of March 31, 2018 and December 31, 2017.
Land Operations. During the three months ended March 31, 2018 and 2017, the Company-recorded developer fee revenues were immaterial and $0.7 million related to management and administrative services provided to certain unconsolidated investments in affiliates. Receivables from these affiliates were immaterial as of March 31, 2018 and December 31, 2017.
In 2017, the Company extended a five-year $16.0 million note secured by a mortgage on real property to one of its joint ventures. Receivables from this affiliate were $10.1 million as of March 31, 2018 and immaterial as of December 31, 2017.

9.	EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the three months ended March 31, 2018 and 2017 are shown below (in millions):

	Pension Benefits		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
Components of Net Periodic Benefit Cost	2018	2017	2018	2017
Service cost	$0.5	$0.8	$—	$0.1
Interest cost	1.9	2.1	0.1	0.1
Expected return on plan assets	(1.9)	(2.4)	—	—
Amortization of net loss	1.0	1.2	—	—
Amortization of prior service credit	(0.2)	(0.3)	—	—
Net periodic benefit cost	$1.3	$1.4	$0.1	$0.2

10.	ASSET ACQUISITION
On February 23, 2018, the Company completed the acquisition of three commercial properties in Hawai`i ("TRC Acquisition"): (1) Laulani Village located in Ewa Beach, Oahu, (2) Hokulei Village located in Lihue, Kauai, and (3) Pu`unene Shopping Center located in Kahului, Maui.

The total purchase price for the TRC Acquisition was $256.7 million and consisted of total consideration paid to the seller of $254.1 million, including a $62.0 million mortgage secured by Laulani Village, and $2.6 million of capitalized and acquisition-related costs paid to third parties.

The allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Land	$80.2
Property and improvements	141.7
In-place/favorable leases	36.0
Total assets acquired	$257.9

Liabilities assumed:
Unfavorable leases	$2.2
Long term debt*	61.0
Total liabilities assumed	63.2
Net assets acquired	$194.7
*Includes a fair value adjustment of $1.0 million.

As of the acquisition date, the weighted-average remaining lives of both the in-place/favorable leases and unfavorable leases were approximately 12 years.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2018 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2018	$(44.2)	$1.9	$(42.3)
Other comprehensive income (loss) before reclassifications, net of taxes of $0.5 for interest rate swap	—	1.3	1.3
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0.2 for employee benefit plans	0.6	—	0.6
Balance, March 31, 2018	$(43.6)	$3.2	$(40.4)

The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Unrealized interest rate hedging gain (loss)	$1.8	$—
Reclassification adjustment for interest expense included in net income or loss	—	0.2
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	1.0	1.2
Prior service credit*	(0.2)	(0.3)
Total before income tax	2.6	1.1
Income taxes	(0.7)	(0.4)
Other comprehensive income (loss), net of tax	$1.9	$0.7
* This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (see Note 9 for additional details).

12.	INCOME TAXES
For the prior taxable years, the Company has filed a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. For its taxable year ended December 31, 2017, the Company intends to file its tax return as a REIT, which it will accomplish by filing the 2017 Form 1120-REIT with the Internal Revenue Service on or before October 15, 2018. The Company's taxable REIT subsidiary ("TRS") will file separately as a C corporation. The Company also files individual separate income tax returns in various states. The Company completed the necessary preparatory work and obtained the necessary approvals such that the Company believes it has been organized and operates in a manner that enables it to qualify, and continue to qualify, as a REIT for federal income tax purposes.
The Company's effective tax rate for the three months ended March 31, 2018 differed from the effective tax rate for the same period in 2017, primarily due to the inclusion of excess tax benefit related to share-based compensation exercised in the first quarter of 2017 whereas no exercises were made in the three months ended March 31, 2018.
For the three months ended March 31, 2018 and 2017, the Company recorded a reduction to the carrying value of its solar tax equity investments of $0.1 million and $2.0 million, respectively, in "Reduction in Solar Investments, net" in the accompanying condensed consolidated statements of operations.
The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. As of March 31, 2018, accrued interest and penalties were not material. As of March 31, 2018, the Company has not identified any material unrecognized tax positions.

13.	NOTES PAYABLE AND LONG-TERM DEBT
At March 31, 2018 and December 31, 2017, notes payable and long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Revolving credit facilities:
GLP Revolver, matures in 2018 (a)	$—	$0.5
Revolving credit facility, matures in 2022 ($268.8 million available) (b)	181.2	66.0
Term Loans:
2.00%, payable through 2018, unsecured	—	0.1
3.31%, payable through 2018, unsecured	0.5	1.0
5.19%, payable through 2019, unsecured	3.9	4.4
6.90%, payable through 2020, unsecured	32.5	48.8
LIBOR plus 2.00%, payable through 2021 (c)	9.4	9.4
LIBOR plus 1.00%, payable through 2021, secured by asphalt terminal (d)	4.5	4.8
3.15%, payable through 2021, second mortgage secured by Kailua Town Center III	4.9	4.9
LIBOR plus 1.50%, payable through 2021, secured by Kailua Town Center III (e)	10.8	10.8
5.53%, payable through 2024, unsecured	28.5	28.5
3.90%, payable through 2024, unsecured	62.5	62.6
4.15%, payable through 2024, secured by Pearl Highlands Center	86.5	87.0
5.55%, payable through 2026, unsecured	46.0	46.0
5.56%, payable through 2026, unsecured	25.0	25.0
4.35%, payable through 2026, unsecured	22.0	22.0
4.04%, payable through 2026, unsecured	50.0	50.0
3.88%, payable through 2027, unsecured	50.0	50.0
4.16%, payable through 2028, unsecured	25.0	25.0
4.30%, payable through 2029, unsecured	25.0	25.0
LIBOR plus 1.35%, payable through 2029, secured by Manoa Marketplace (f)	60.0	60.0
3.93%, payable through 2024, secured by Laulani Village	62.0	—
LIBOR plus 1.60%, payable through 2023, unsecured (g)	50.0	—
Total debt (contractual)	840.2	631.8
Unamortized debt premium (discount)	(0.5)	0.5
Unamortized debt issuance costs	(1.1)	(1.1)
Total debt (carrying value)	838.6	631.2
Less current portion	(42.8)	(46.0)
Long-term debt	$795.8	$585.2

(a) Loan has a stated interest rate of LIBOR plus 1.50%.
(b) Loan has a stated interest rate of LIBOR plus 1.65%; derived from a leverage based pricing grid.
(c) Loan is secured by a letter of credit.
(d) Loan has a stated interest rate of LIBOR plus 1.00%; swapped through maturity to a 5.98% fixed rate.
(e) Loan has a stated interest rate of LIBOR plus 1.50%; swapped through maturity to a 5.95% fixed rate.
(f) Loan has a stated interest rate of LIBOR plus 1.35%; swapped through maturity to a 3.14% fixed rate.
(g) Loan has a stated interest rate of LIBOR plus 1.60%; derived from a leverage based pricing grid.
In connection with the TRC Acquisition, the Company assumed a $62.0 million mortgage secured by Laulani Village that matures on May 1, 2024. The note bears interest at 3.93% and requires monthly interest payments of approximately $0.2 million until May 2020 and principal and interest payments of approximately $0.3 million thereafter.

On February 26, 2018, the Company entered into an agreement with Wells Fargo Bank, National Association and a syndicate of other financial institutions that provides for a $50 million term loan facility ("Wells Fargo Term Facility"). The Company also drew $50 million under the Wells Fargo Term Facility on February 26, 2018 and used such term loan proceeds to repay amounts that were borrowed under the Company's Revolving Credit Facility. Borrowings under the Wells Fargo Term Facility bear interest at a stated rate, as defined, plus a margin that is determined using a leverage based pricing grid.

On April 18, 2018, the Company completed an agreement with Prudential Investment Management, Inc. and its affiliates to refinance its previously existing term loan of $62.5 million that bore interest at 3.90% and matured in 2024, which resulted in three separate term loans: $10.0 million at a fixed interest rate of 4.66% maturing in 2025; $34.5 million at a fixed interest rate of 4.81% maturing in 2027; and $18.0 million at a fixed interest rate of 4.89% maturing in 2028.

14.	CESSATION OF SUGAR OPERATIONS
A summary of the pre-tax costs and remaining costs associated with the Cessation is as follows (in millions):

	Charges Recognized During 2018	Cumulative Amount Recognized as of March 31, 2018	Remaining to be Recognized	Total
Employee severance benefits and related costs	$—	$22.1	$—	$22.1
Asset write-offs and accelerated depreciation	—	71.3	—	71.3
Property removal, restoration and other exit-related costs	0.1	9.6	0.8	10.4
Total Cessation-related costs	$0.1	$103.0	$0.8	$103.8
Activity of the Cessation-related liabilities during the three months ended March 31, 2018 is as follow (in millions):

Other Exit Costs[1]
Balance at December 31, 2017	$4.6
Expense	0.1
Cash payments	(0.3)
Balance at March 31, 2018	$4.4
1 Includes asset retirement obligations.

15.	INVESTMENTS IN AFFILIATES
The Company's investments in affiliates consist principally of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.

Operating results include the Company's proportionate share of net income from its equity method investments. A summary of combined financial information related to the Company's equity method investments for the three months ended March 31, 2018 and 2017 is as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Revenues	$64.4	$40.6
Operating costs and expenses	58.1	33.6
Gross Profit	$6.3	$7.0
Income from Continuing Operations*	$(2.2)	$3.3
Net Income*	$(2.2)	$3.3
* Includes earnings from equity method investments held by the investee.

16.	DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its floating rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and floating rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
During 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of March 31, 2018, is as follows (dollars in millions):

Effective	Maturity	Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	March 31, 2018	March 31, 2018	December 31, 2017	Balance Sheet
4/7/2016	8/1/2029	3.14%	$60.0	$4.6	$2.8	Other assets
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
Non-designated Hedges
As of March 31, 2018, the Company has two interest rate swaps that have not been designated as cash flow hedges whose key terms are as follows (dollars in millions):

Effective	Maturity	Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	March 31, 2018	March 31, 2018	December 31, 2017	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.8	$(0.7)	$(0.9)	Other non-current liabilities
6/18/2008	3/1/2021	5.98%	$4.5	$(0.2)	$(0.3)	Other non-current liabilities
Total			$15.3	$(0.9)	$(1.2)

The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) (in millions):

	Three Months Ended March 31,
	2018	2017
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of (gain) loss recognized in OCI on derivatives (effective portion)	$(1.8)	$—
Amounts of (gain) loss reclassified from accumulated OCI into earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$—	$(0.2)
The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in interest expense in its condensed consolidated statements of operations, and the amounts were immaterial during each of the three months ended March 31, 2018 and 2017.
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
The revenue, operating income (loss), gain on asset dispositions, income tax (expense) benefit and after-tax effects of these transactions for the years ended three months ended March 31, 2018 and 2017, were as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Sugar operations revenue	$—	$22.1
Cost of discontinued sugar operations	0.1	22.3
Operating income (loss) from sugar operations	(0.1)	(0.2)
Gain on asset dispositions	—	4.1
Income (loss) from discontinued operations before income taxes	(0.1)	3.9
Income tax benefit (expense)	—	(1.5)
Income (loss) from discontinued operations	$(0.1)	$2.4

Basic earnings (loss) per share	$—	$0.05
Diluted earnings (loss) per share	$—	$0.05
There was no depreciation and amortization related to discontinued operations for three months ended March 31, 2018 and 2017.

18.	SEGMENT RESULTS
Operating segment information for the three months ended March 31, 2018 and 2017 is summarized below (in millions):

	Three Months Ended March 31,
	2018	2017
Operating Revenue:
Commercial Real Estate	$35.2	$33.7
Land Operations	29.3	11.0
Materials & Construction	48.8	48.5
Total operating revenue	113.3	93.2
Operating Profit (Loss):
Commercial Real Estate[1]	15.5	14.3
Land Operations[2,3]	(5.4)	(2.4)
Materials & Construction	0.2	5.6
Total operating profit	10.3	17.5
Interest expense	(8.4)	(6.2)
General corporate expenses	(6.7)	(5.7)
REIT evaluation/conversion costs[4]	—	(4.8)
Income (Loss) from Continuing Operations Before Income Taxes and Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	(4.8)	0.8
Income tax benefit (expense)	2.7	0.8
Income (Loss) from Continuing Operations Before Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	(2.1)	1.6
Net gain (loss) on the sale of improved properties and ground leased land[5]	49.6	3.0
Income (Loss) from Continuing Operations	47.5	4.6
Income (loss) from discontinued operations, net of income taxes	(0.1)	2.4
Net Income (Loss)	47.4	7.0
Income attributable to noncontrolling interest	(0.1)	(0.7)
Net Income (Loss) Attributable to A&B Shareholders	$47.3	$6.3

1 Commercial Real Estate operating profit includes intersegment operating revenue, primarily from our Materials & Construction segment, and is eliminated in our consolidated results of operations.
2 For the three months ended March 31, 2018 and 2017, Land Operations segment operating loss includes approximately $2.6 million of equity in loss and $0.1 million of equity in earnings from its various real estate joint ventures, respectively.
3 For the three months ended March 31, 2018 and 2017, Land Operations segment operating loss includes non-cash reductions of $0.1 million and $2.0 million, respectively, related to the Company's solar tax equity investments. The non-cash reductions, if any, are included in Reductions in solar investments, net on the condensed consolidated statements of operations.
4 Costs related to the Company's in-depth evaluation of and conversion to a REIT.
5 Amounts in 2018 represent the sales of the six mainland properties (Concorde Commerce Center, Deer Valley Financial Center, 1800 and 1820 Preston Park, Little Cottonwood Center, Royal MacArthur Center, and Sparks Business Center) and the three Hawai`i assets (Stangenwald Building, Judd Building and a ground lease). Amounts in 2017 represent the sales of one office building in Maui, Hawai`i in January 2017.
19.     REVENUES
The Company recognizes revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration which the Company expects to be entitled to in exchange for those goods or services.
The Company disaggregates revenue from contracts with customers by revenue type as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2018	2017[1]
Revenues:
Commercial real estate[2]	$35.2	$33.7
Land Operations:
Development sales revenue	23.0	2.4
Unimproved/other property sales revenue	0.3	1.6
Other operating revenue	6.0	7.0
Land Operations	29.3	11.0
Materials & Construction	48.8	48.5
Total revenues	$113.3	$93.2
1As noted above, prior period amounts have not been adjusted under the modified retrospective method.
2As noted above, Commercial Real Estate revenue is not in scope under ASU 2014-09 however is presented here for completeness.
The total amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations was $198.4 million as of the three months ended March 31, 2018. The Company expects to recognize as revenue approximately 55% - 60% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations in 2018, with the remaining recognized thereafter.
The Company has elected the practical expedient provided in ASU 2014-09 to not disclose information about remaining performance obligations that have original expected durations of one year or less. In addition, the Company has elected the transition practical expedient in ASU 2014-09 to not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue for three months ended March 31, 2018. The Company has elected these practical expedients as the majority of its wholly, or partially, unfulfilled performance obligations are expected to be recognized in less than one year.

20.	CONTRACT BALANCES
Timing of revenue recognition may differ from the timing of invoicing to customers.

Costs and estimated earnings in excess of billings represent amounts earned and reimbursable under contracts but have a conditional right for billing and payment such as achievement of milestones or completion of the project. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced.

Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	Beginning Balance as of	Ending Balance as of
(in millions)	January 1, 2018	March 31, 2018
Accounts receivable, net	$34.1	$37.5
Costs and estimated earnings in excess of billings on uncompleted contracts	$20.2	$16.2
Deferred revenue	$0.9	$3.0
Billings in excess of costs and estimated earnings on uncompleted contracts	$5.7	$3.9
As of the three months ended March 31, 2018, the Company recognized revenue of $2.2 million related to the Company's contract liabilities reported as of January 1, 2018.

The amount of revenue recognized from performance obligations satisfied in prior periods was not material.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of the condensed consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission ("SEC").
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company business generally discussed in the Company's most recent Form 10-K, Form 10-Q and other filings with the Securities and Exchange Commission. The information in this Form 10-Q should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
INTRODUCTION
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is a supplement to the accompanying consolidated financial statements and provides additional information about A&B's business, recent developments, financial condition, liquidity and capital resources, cash flows, results of operations and how certain accounting principles, policies and estimates affect A&B’s financial statements. MD&A is organized as follows:

•
Business Overview: This section provides a general description of A&B's business, as well as recent developments that A&B believes are important in understanding its results of operations and financial condition or in understanding anticipated future trends.

•	Consolidated Results of Operations: This section provides an analysis of A&B's consolidated results of operations for the first quarters ended March 31, 2018 and 2017.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B's results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B's financial condition and an analysis of A&B’s cash flows for the first quarters ended March 31, 2018 and 2017, as well as a discussion of A&B's ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•
Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact A&B's reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

•	Rounding: Amounts in the MD&A are rounded to the nearest tenth of a million. Accordingly, a recalculation of totals and percentages, if based on the reported data, may be slightly different.

BUSINESS OVERVIEW
A&B, whose history dates back to 1870, is headquartered in Honolulu and operates through three reportable segments: Commercial Real Estate; Land Operations; and Materials & Construction.
The Company completed a conversion process to comply with the requirements to be treated as a REIT commencing with the taxable year ended December 31, 2017 (the "REIT Conversion"). In connection with the REIT Conversion, the Company completed the payment of the Special Distribution on January 23, 2018 through an aggregate of $156.6 million in cash and the issuance of 22.6 million shares of the Company's common stock.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and related notes thereto. Amounts in this narrative are rounded to millions, but per-share calculations and percentages were calculated based on thousands. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different than the amounts included herein. The financial information included in the following table and narrative reflects the presentation of the Company's former sugar operations as discontinued operations for all periods presented.
Consolidated - First quarter of 2018 compared with 2017

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2018	2017	$ Change	Change
Operating revenue	$113.3	$93.2	20.1	21.6%
Operating costs and expenses	106.3	85.8	20.5	23.9%
Operating income (loss)	7.0	7.4	(0.4)	(5.4)%
Other income (expense), net	(11.8)	(6.6)	(5.2)	(78.8)%
Income tax benefit (expense)	2.7	0.8	1.9	2X
Net gain (loss) on sale of improved property and ground leased land	49.6	3.0	46.6	16X
Income (loss) from continuing operations	47.5	4.6	42.9	9X
Discontinued operations (net of income taxes)	(0.1)	2.4	(2.5)	NM
Net income (loss)	47.4	7.0	40.4	6X
Income attributable to noncontrolling interest	(0.1)	(0.7)	0.6	85.7%
Net income (loss) attributable to A&B	$47.3	$6.3	41.0	7X

Basic earnings (loss) per share - continuing operations	$0.71	$0.09	0.62	7X
Basic earnings (loss) per share - discontinued operations	—	0.05	(0.05)	(100.0)%
Net income (loss) available to A&B shareholders	$0.71	$0.14	0.57	4X

Diluted earnings (loss) per share - continuing operations	$0.66	$0.09	0.57	6X
Diluted earnings (loss) per share - discontinued operations	—	0.05	(0.05)	(100.0)%
Net income (loss) available to A&B shareholders	$0.66	$0.14	0.52	4X
Consolidated - First quarter of 2018 vs. 2017
Operating revenue for the first quarter ended March 31, 2018 increased 21.6%, or $20.1 million, to $113.3 million, primarily due to higher revenue from the Land Operations and CRE segments. The reasons for business and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Operating costs and expenses for the first quarter ended March 31, 2018 increased 23.9%, or $20.5 million, to $106.3 million, primarily due to increases in operating expenses incurred by the Land Operations and Materials & Construction segments. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment. Operating costs and expenses for the quarter ended March 31, 2017 also included costs of $4.8 million related to the Company's conversion to a real estate investment trust, as compared to the quarter ended March 31, 2018 in which no such charges were incurred.
Other income (expense), net was a net expense of $11.8 million in the first quarter ended March 31, 2018 compared to a net expense of $6.6 million in the first quarter ended March 31, 2017. The change from the prior year was primarily due to a $3.9 million reduction in earnings from joint ventures, a $2.2 million increase in interest expense and a decrease of $0.9 million in interest income. Increase in expenses was offset by a $1.9 million change in the adjustment to reduce the carrying amount of tax equity solar investments.
Income tax (expense) benefit was a benefit of $2.7 million in the first quarter ended March 31, 2018 due to a taxable loss incurred in the operations of the Company's taxable REIT subsidiary. During the first quarter ended March 31, 2017, the Company generated an income tax benefit of $0.8 million primarily due to tax benefits realized on employee stock option exercises.

Net gain (loss) on sale of improved property and ground leased land during the first quarter ended March 31, 2018 was $49.6 million due to the aggregate gain realized on the sales of six mainland properties (Concorde Commerce Center, Deer Valley Financial Center, 1800 and 1820 Preston Park, Little Cottonwood Center, Royal MacArthur Center, and Sparks Business Center) and three Hawai`i assets (Stangenwald Building, Judd Building and land underlying a ground lease) as compared to a gain on the sale of a Hawai`i commercial property (Maui Clinic Building) of $3.0 million during the first quarter ended March 31, 2017.
Income attributable to noncontrolling interest decreased by $0.6 million in the first quarter ended March 31, 2018 compared to the first quarter ended March 31, 2017. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated by Grace and in which Grace owns a 70 percent and 51 percent share in each.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate - First quarter of 2018 compared with 2017

	Three Months Ended March 31,
(dollars in millions)	2018	2017	Change
Commercial Real Estate operating revenue	$35.2	$33.7	4.5%
Commercial Real Estate operating costs and expenses	(18.6)	(18.8)	(1.1)%
Selling, general and administrative	(1.7)	(1.1)	54.5%
Intersegment operating revenue, net[1]	0.6	0.6	—%
Other income/(expense), net	—	(0.1)	(100.0)%
Commercial Real Estate operating profit	$15.5	$14.3	8.4%
Operating profit margin	44.0%	42.4%
Cash Net Operating Income ("Cash NOI")[2]
Hawai`i	$20.4	18.7	9.1%
Mainland	1.4	2.7	(48.1)%
Total	$21.8	$21.4	1.9%
Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]
Hawai`i	$18.8	$18.3	2.8%
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (end of period)
Hawai`i	3.3	2.9
Mainland	—	1.8
Total improved	3.3	4.7
Hawai`i ground leases (acres at end of period)	111	116
1 Intersegment operating revenue for Commercial Real Estate is primarily from our Materials & Construction segment and is eliminated in our consolidated results of operations.
2 Refer to page 30 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue for the first quarter ended March 31, 2018 was 4.5% percent higher than the first quarter ended March 31, 2017, and operating profit for 2018 was 8.4% higher than the first quarter ended March 31, 2017 primarily attributable to the increases in Hawai`i same-store rents. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation, which is typically upon attainment of market occupancy.
Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial portfolio's occupancy and same-store occupancy percentage summarized by geographical location and property type as of March 31, 2018 and 2017 was as follows:

Occupancy*
	As of	As of	Percentage Point Change
	March 31, 2018	March 31, 2017
Retail	93.1%	93.2%	(0.1)
Industrial	89.3%	95.6%	(6.3)
Office	90.1%	89.6%	0.5
Total	91.8%	93.7%	(1.9)

Same-Store Occupancy
	As of	As of	Percentage Point Change
	March 31, 2018	March 31, 2017
Retail	92.8%	93.2%	(0.4)
Industrial	88.7%	95.6%	(6.9)
Office	90.1%	90.2%	(0.1)
Total	91.4%	93.8%	(2.4)
* During the three months ended March 31, 2018, the Company disposed of its mainland commercial properties and, therefore, removed the occupancy statistics from mainland commercial properties owned as of March 31, 2017 from the occupancy table.
GLA was 3.3 million square feet at March 31, 2018, compared to 4.0 million square feet as of December 31, 2017, as a result of the following activity related to improved properties:

Dispositions			Acquisitions
Date	Property	GLA	Date	Property	GLA
3/18	Sparks Business Center	396,100	2/18	Laulani Village	175,600
3/18	1800 and 1820 Preston Park	198,800	2/18	Hokulei Village	119,200
3/18	Little Cottonwood Center	141,500	2/18	Pu'unene Shopping Center	120,400
1/18	Concorde Commerce Center	138,700
2/18	Deer Valley Financial Center	126,600
3/18	Royal MacArthur Center	44,900
3/18	Stangenwald Building	27,100
3/18	Judd Building	20,200
3/18	Wailuku, Maui	N/A
	Total improved dispositions	1,093,900		Total improved acquisitions	415,200
Use of Non-GAAP Financial Measures
The Company uses non-GAAP measures when evaluating operating performance because management believes that they provide additional insight into the Company's and segments' core operating results, and/or the underlying business trends affecting performance on a consistent and comparable basis from period to period. These measures generally are provided to investors as an additional means of evaluating the performance of ongoing core operations.
Cash Net Operating Income is a non-GAAP measure used by the Company in evaluating the CRE segment's operating performance, as it is an indicator of the return on property investment and enables a comparison of results of operations, on an unlevered basis, over time. Cash NOI should be not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

Cash NOI is calculated as total Commercial Real Estate operating revenues less direct property-related operating expenses. Cash NOI excludes straight-line rent adjustments, amortization of favorable/unfavorable leases, amortization of lease incentives, general and administrative expenses, impairments of commercial real estate assets, lease termination income, and depreciation and amortization (including amortization of maintenance capital, tenant improvements and leasing commissions).
The Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies.

A reconciliation of Commercial Real Estate operating profit to Commercial Real Estate Cash NOI for the quarters ended March 31, 2018 and 2017 are as follows (in millions):

	Three Months Ended March 31,
(in millions)	2018	2017
Commercial Real Estate Operating Profit	$15.5	$14.3
Plus: Depreciation and amortization	6.3	6.6
Less: Straight-line lease adjustments	(0.1)	(0.5)
Less: Favorable/(unfavorable) lease amortization	(0.6)	(0.8)
Less: Termination income	(1.1)	—
Plus: Other (income)/expense, net	—	0.1
Plus: Selling, general, administrative and other expenses	1.8	1.7
Commercial Real Estate Cash NOI	$21.8	$21.4
Land Operations - First quarter of 2018 compared with 2017
Direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project's asset class, geography and timing are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawai`i generally provides higher margins than does the sale of developed property, due to the low historical cost basis of the Company's land owned in Hawai`i. Consequently, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's balance sheet do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

	Three Months Ended March 31,
(in millions)	2018	2017
Development sales revenue	$23.0	$2.4
Unimproved/other property sales revenue	0.3	1.6
Other operating revenues[1]	6.0	7.0
Total Land Operations operating revenue	29.3	11.0
Operating expenses	(32.2)	(11.8)
Earnings (loss) from joint ventures	(2.6)	0.1
Reductions in solar investments, net	(0.1)	(2.0)
Interest and other income (expense), net	0.2	0.3
Total Land Operations operating income (loss)	$(5.4)	$(2.4)
1 Other operating revenues includes revenue related to trucking, renewable energy and diversified agriculture. In December 2016, the Company completed its final sugar harvest and ceased its sugar operations. The results of sugar operations have been presented within discontinued operations for all periods presented.

First quarter 2018: Land Operations revenue was $29.3 million and included sales of one Kahala Avenue parcel and 16 units for the Company's Kamalani project in Kihei, Maui, along with trucking service and power sales revenues.
The Land Operations segment incurred an operating loss of $5.4 million during the first quarter ended March 31, 2018 including a net loss of $2.6 million from its real estate development joint ventures. The net loss from joint ventures was primarily due to remediation costs incurred for construction-related defects that were isolated to a residential, development project in which the Company recorded an equity method investment loss of $4.2 million during the quarter. The Land Operations segment results also included a $0.1 million non-cash reduction in the carrying value of the Company's Solar Investment and $0.2 million of interest and other income.

First quarter 2017: Land Operations operating revenue and operating loss were $11.0 million and $2.4 million, respectively. Land Operations segment revenue included the sale of a 1-acre lot at Maui Business Park, and a 0.8-acre vacant, urban parcel on Maui, offset by operating expenses and a $2.0 million non-cash reduction in the carrying value of the Company's Waihonu solar investment.
Discontinued Operations - First quarter of 2018 compared with 2017
The revenue, operating income (loss), and after-tax effects of discontinued operations for the first quarters ended March 31, 2018 and 2017 were as follows (in millions):

	Three Months Ended March 31,
(in millions)	2018	2017
Sugar operations revenue	$—	$22.1
Cost of discontinued sugar operations	0.1	22.3
Operating income (loss) from sugar operations	(0.1)	(0.2)
Gain on asset dispositions	—	4.1
Income (loss) from discontinued operations before income taxes	(0.1)	3.9
Income tax benefit (expense)	—	(1.5)
Income (loss) from discontinued operations	$(0.1)	$2.4
First quarter 2018: Loss from discontinued operations was $0.1 million during the first quarter ended March 31, 2018; see Note 14 "Cessation of Sugar Operations".
First quarter 2017: Income from discontinued operations of $2.4 million during the first quarter ended March 31, 2017 included the gain on asset dispositions and the results of operations related to the final sugar voyage, partially offset by cessation-related costs. During the first quarter ended March 31, 2017, the Company sold mobile equipment assets and its bulk sugar transportation vessel which resulted in a total gain of $4.1 million. Additionally, the Company recognized revenue and operating profit during the first quarter of 2017, primarily related to the final delivery of sugar inventory, which occurred in January 2017. The cessation charges included costs related to employee severance and benefits, as well as property removal, restoration and other exit-related costs.
Materials & Construction - First quarter of 2018 compared with 2017

	Three Months Ended March 31,
(in millions)	2018	2017	Change
Materials & Construction operating revenue	$48.8	$48.5	0.6%
Operating Profit (Loss)	$0.2	$5.6	(96.4)%
Operating margin percentage	0.4%	11.5%	(96.5)%
Depreciation and amortization	$3.0	$3.0	—%
Aggregate tons delivered (tons in thousands)	167.3	165.3	1.2%
Asphalt tons delivered (tons in thousands)	108.7	134.7	(19.3)%
Backlog[1,2] at period end	$198.4	$213.2	(6.9)%
1 Backlog represents the total of (1) the amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded and (2) government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory ($11.0 million as of March 31, 2018). Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its Prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at March 31, 2018 and 2017 was $8.4 million and $13.3 million, respectively.
2 As of March 31, 2018 and 2017, the backlog included contractual revenue with related parties of $0.8 million and $0.8 million, respectively.

Materials & Construction revenue was $48.8 million for the first quarter ended March 31, 2018, compared to $48.5 million for the first quarter ended March 31, 2017. Backlog at the end of March 31, 2018 was $198.4 million, compared to $202.1 million as of December 31, 2017.
Operating profit was $0.2 million for the first quarter ended March 31, 2018, compared to $5.6 million for the first quarter ended March 31, 2017. Operating profit was negatively impacted by lower paving margins primarily resulting from reduced paving volumes due to weather, lower pricing margins, lower joint venture earnings and higher general and administrative expenses. Earnings from joint venture investments are not included in segment revenue but are included in operating profit.
LIQUIDITY AND CAPITAL RESOURCES
Overview: A&B's primary liquidity needs have historically been to support working capital requirements and fund capital expenditures, commercial real estate acquisitions and real estate developments. A&B's principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and borrowing capacity under its various credit facilities.
A&B's operating income is generated by its subsidiaries. There are no material restrictions on the ability of A&B's wholly owned subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may make investments or what impact any such transactions could have on A&B's results of operations, cash flows or financial condition.
Cash Flows: Cash flows from operations was $8.5 million for the first quarter ended March 31, 2018, while cash flows used in operations for the quarter ended March 31, 2017 was $10.6 million. The increase in cash flows from operating activities is primarily attributable to real estate development sales.
Cash used in investing activities was $56.1 million and $12.0 million for the first quarters ended March 31, 2018 and 2017, respectively. During the first quarter ended March 31, 2018, the net cash used in investing activities included cash outlays of $207.4 million related to capital expenditures, which included cash outflows of $194.7 million due to the Company's acquisitions of Laulani Village Shopping Center ("Laulani Village"), Hokulei Village Shopping Center, and Pu`unene Shopping Center (collectively, "TRC Acquisition"). Cash used in investing activities during the quarter ended March 31, 2018 also included $9.2 million related to investments in unconsolidated affiliates. Cash flows from investing activities during the quarter ended March 31, 2018 included proceeds of $155.4 million resulting from the sales of six mainland properties and three Hawai`i assets. Other investing cash flow activity during the quarter ended March 31, 2018 included $5.1 million of proceeds from joint ventures and other investments.
Net cash flows used in investing activities for capital expenditures were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017	Change
Commercial real estate property acquisitions/improvements	$202.4	$2.6	77X
Tenant improvements	3.2	0.6	4X
Quarrying and paving	1.3	2.3	(43.5)%
Agribusiness and other	0.5	0.6	(16.7)%
Total capital expenditures[1]	$207.4	$6.1	33X

[1]
Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the table above.

Net cash flows used in financing activities was $12.0 million for the first quarter ended March 31, 2018, as compared to net cash provided by financing activities for the first quarter ended March 31, 2017 of $37.3 million. The decrease in cash flows used in financing activities in 2018 as compared to 2017 was primarily due to $156.6 million of cash dividends paid made in connection with the Special Distribution to the Company's shareholders related to the REIT Conversion, offset by net proceeds from the issuance of long-term debt.
In connection with the TRC Acquisition, the Company assumed a $62.0 million mortgage secured by Laulani Village that matures on May 1, 2024. The note bears interest at 3.93% and requires monthly interest payments of approximately $0.2 million until May 2020 and principal and interest payments of approximately $0.3 million thereafter.

The TRC Acquisition was funded through proceeds from the sales of U.S. Mainland commercial properties and three Hawai`i properties via tax-deferred §1031 exchanges, the assumption of a $62.0 million mortgage secured by Laulani Village, and borrowings under the Company's revolving senior credit facility at the time of closing.
On February 26, 2018, the Company entered into an agreement with Wells Fargo Bank, National Association and a syndicate of other financial institutions that provides for a $50.0 million term loan facility. The Company also drew $50.0 million under the Wells Fargo Term Facility on February 26, 2018 and used such term loan proceeds to repay amounts that were borrowed under the Company's Revolving Credit Facility. Borrowings under the Wells Fargo Term Facility bear interest at a stated rate, as defined, plus a margin that is determined using a leverage based pricing grid.
The Company believes that funds generated from results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company's business requirements for the next fiscal year, including working capital, capital expenditures, potential acquisitions and stock repurchases. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.
Other Sources of Liquidity: Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade and income tax receivables, contracts retention, and inventories, totaling $130.4 million at March 31, 2018, a decrease of $43.7 million from December 31, 2017. The decrease is primarily due to a reduction in cash from capital expenditures and asset acquisitions during the first quarter ended March 31, 2018.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. At March 31, 2018, the Company had $181.2 million of revolving credit borrowings outstanding, $11.8 million in letters of credit had been issued against the facility, and $268.8 million remained available.
Balance Sheet: The Company had working capital of $55.2 million as of March 31, 2018, which is an increase of $707.2 million, from a $652.0 million working capital deficit as of December 31, 2017. The change in the working capital is primarily due to cash dividends of $156.6 million paid and stock dividends of $626.4 million issued in January 2018, offset by a decrease in cash related to capital expenditures and asset acquisitions.
Tax-Deferred Real Estate Exchanges:
Sales: During the first quarter ended March 31, 2018, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code §1031 and §1033 totaled approximately $155.2 million.
Purchases: During the first quarter ended March 31, 2018, the Company utilized $174.8 million of funds from tax-deferred sales or condemnations.
Proceeds from §1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from §1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2018, there were approximately $16.9 million from tax-deferred sales or condemnations that were designated to fund the TRC Acquisition but had not yet been reinvested.
OTHER MATTERS
Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B's financial statements were described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2017 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2017. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective.
(b)    Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the "Legal Proceedings and Other Contingencies" section in Note 3 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2018	62,731	$28.60	—	—
February 1-28, 2018	—	$—	—	—
March 1-31, 2018	—	$—	—	—
1 Represents shares accepted in satisfaction of tax withholding obligations arising upon the vesting of restricted stock unit awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.

ITEM 5. OTHER INFORMATION
None.

EXHIBIT INDEX

10.a.(xix)
Series J Senior Notes (No. J-1 through No. J-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018.

10.a.(xx)
Series K Senior Notes (No. K-1 through No. K-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018.

10.a.(xxi)
Series L Senior Notes (No. L-1 through No. L-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018.

10.a.(xxxiii)
Term Loan Agreement, among Alexander & Baldwin, LLC, Grace Pacific LLC, the other borrowers party thereto, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the other lenders party thereto, dated February 26, 2018.

10.a.(xxxiv)	Promissory Note by TRC Laulani Village, LLC in favor of The Northwestern Mutual Life Insurance Company, dated April 10, 2014.

10.a.(xxxv)	Loan Assumption and Amendment to Loan Documents, among TRC Laulani Village, LLC, ABP E1 LLC, ABP ER1 LLC, and The Northwestern Mutual Life Insurance Company, dated February 23, 2018.

10.a.(xxxvi)
Purchase and Sale Agreement, among Hokulei Village, LLC, TRC Laulani Village, LLC, Laulani Village Pad G, LLC, and Pu'unene Shopping Center, LLC, on one hand, and A & B Properties Hawai'i, LLC, Series R, on the other hand, effective as of November 22, 2017, as amended.

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

101
The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2018 and March 31, 2017, (iii) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2018 and March 31, 2017, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

May 9, 2018	By: /s/ James E. Mead
James E. Mead
Executive Vice President, Chief Financial Officer

May 9, 2018	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Vice President, Chief Accounting Officer and Controller