Form 10-Q
period 2018-06-30
Alexander & Baldwin, Inc.
filed 2018-08-02
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _________________
Commission file number 001-35492
ALEXANDER & BALDWIN, INC.
(Exact name of registrant as specified in its charter)

Hawai`i	45-4849780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 3440, Honolulu, Hawai`i (Address of principal executive offices)	96801 (Zip Code)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of June 30, 2018: 72,022,647

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenue:
Commercial Real Estate	$33.8	$33.8	$69.0	$67.5
Land Operations	19.3	12.1	48.6	23.1
Materials & Construction	59.0	52.2	107.8	100.7
Total operating revenue	112.1	98.1	225.4	191.3
Operating Costs and Expenses:
Cost of Commercial Real Estate	19.2	18.9	37.8	37.7
Cost of Land Operations	19.8	9.0	49.6	17.4
Cost of Materials & Construction	50.1	41.7	93.0	80.8
Selling, general and administrative	15.1	14.8	30.1	29.5
REIT evaluation/conversion costs	—	2.2	—	7.0
Total operating costs and expenses	104.2	86.6	210.5	172.4
Operating Income (Loss)	7.9	11.5	14.9	18.9
Income (loss) related to joint ventures	4.4	1.9	1.8	3.2
Reductions in solar investments, net	(0.2)	(0.2)	(0.3)	(2.2)
Interest and other income (expense), net (Note 2)	(0.6)	0.5	(1.3)	0.8
Interest expense	(8.9)	(6.2)	(17.3)	(12.4)
Income (Loss) from Continuing Operations Before Income Taxes and Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	2.6	7.5	(2.2)	8.3
Income tax benefit (expense)	0.1	(3.5)	2.8	(2.7)
Income (Loss) from Continuing Operations Before Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	2.7	4.0	0.6	5.6
Net gain (loss) on the sale of improved properties and ground leased land	0.2	—	49.8	3.0
Income (Loss) from Continuing Operations	2.9	4.0	50.4	8.6
Income (loss) from discontinued operations, net of income taxes	0.1	0.8	—	3.2
Net Income (Loss)	3.0	4.8	50.4	11.8
Income (loss) attributable to noncontrolling interest	(0.5)	(0.5)	(0.6)	(1.2)
Net Income (Loss) Attributable to A&B Shareholders	$2.5	$4.3	$49.8	$10.6

Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.03	$0.08	$0.72	$0.16
Discontinued operations available to A&B shareholders	—	0.02	—	0.07
Net income (loss) available to A&B shareholders	$0.03	$0.10	$0.72	$0.23
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.03	$0.07	$0.69	$0.16
Discontinued operations available to A&B shareholders	—	0.02	—	0.07
Net income (loss) available to A&B shareholders	$0.03	$0.09	$0.69	$0.23

Weighted-Average Number of Shares Outstanding:
Basic	72.0	49.2	69.2	49.1
Diluted	72.3	49.6	72.3	49.6

Amounts Available to A&B Shareholders (Note 4):
Continuing operations available to A&B shareholders, net of income taxes	$2.4	$3.7	$49.8	$8.1
Discontinued operations available to A&B shareholders, net of income taxes	0.1	0.8	—	3.2
Net income (loss) available to A&B shareholders	$2.5	$4.5	$49.8	$11.3
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income (Loss)	$3.0	$4.8	$50.4	$11.8
Other Comprehensive Income (Loss), net of tax:
Unrealized interest rate hedging gain (loss)	0.6	(0.6)	2.4	(0.6)
Reclassification adjustment for interest expense included in net income (loss)	—	0.1	—	0.3
Defined benefit pension plans:
Amortization of net loss included in net periodic pension cost	1.2	1.3	2.2	2.5
Amortization of prior service credit included in net periodic pension cost	(0.1)	(0.2)	(0.3)	(0.5)
Curtailment (gain)/loss	(0.4)	—	(0.4)	—
Income taxes related to other comprehensive income (loss)	(0.3)	(0.1)	(1.0)	(0.5)
Other comprehensive income (loss), net of tax	1.0	0.5	2.9	1.2
Comprehensive Income (Loss)	4.0	5.3	53.3	13.0
Comprehensive income (loss) attributable to noncontrolling interest	(0.5)	(0.5)	(0.6)	(1.2)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$3.5	$4.8	$52.7	$11.8
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$9.5	$68.9
Accounts receivable, net	54.7	47.3
Costs and estimated earnings in excess of billings on uncompleted contracts	19.9	20.2
Inventories	28.7	31.9
Real estate held for sale	15.9	67.4
Prepaid expenses and other assets	38.4	39.1
Total current assets	167.1	274.8
Investments in Affiliates	388.3	401.7
Real Estate Developments	139.6	151.0
Property – Net	1,321.0	1,147.5
Intangible Assets – Net	77.8	46.9
Deferred Tax Asset	18.4	16.5
Goodwill	102.3	102.3
Restricted Cash	0.2	34.3
Other Assets	57.5	56.2
Total assets	$2,272.2	$2,231.2

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$35.8	$46.0
Accounts payable	40.1	43.3
Billings in excess of costs and estimated earnings on uncompleted contracts	2.0	5.7
Accrued dividends	—	783.0
Accrued and other liabilities	43.0	48.8
Total current liabilities	120.9	926.8
Long-term Liabilities:
Long-term debt	755.0	585.2
Accrued retirement benefits	23.1	22.7
Other non-current liabilities	34.8	37.4
Total long-term liabilities	812.9	645.3
Total liabilities	933.8	1,572.1
Redeemable Noncontrolling Interest	8.0	8.0
Equity:
Common stock	1,790.8	1,161.7
Accumulated other comprehensive income (loss)	(39.4)	(42.3)
Distributions in excess of accumulated earnings	(426.0)	(473.0)
Total A&B shareholders' equity	1,325.4	646.4
Noncontrolling interest	5.0	4.7
Total equity	1,330.4	651.1
Total liabilities and equity	$2,272.2	$2,231.2
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$50.4	$11.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	21.3	21.0
Deferred income taxes	(2.7)	0.1
Gains on asset transactions, net of asset write-downs	(50.7)	(12.1)
Share-based compensation expense	2.7	2.2
Investments in affiliates, net of distributions of income	3.2	5.8
Changes in operating assets and liabilities:
Trade, contracts retention, and other receivables	(8.2)	(6.3)
Costs and estimated earnings in excess of billings on uncompleted contracts - net	(3.5)	0.6
Inventories	3.2	9.2
Prepaid expenses, income tax receivable and other assets	1.5	(3.7)
Accrued pension and post-retirement benefits	5.0	1.6
Accounts payable	(2.7)	(3.6)
Accrued and other liabilities	(13.4)	(36.6)
Real estate inventory sales (real estate developments held for sale)	34.1	2.9
Expenditures for real estate inventory (real estate developments held for sale)	(13.4)	(9.5)
Net cash provided by (used in) operations	26.8	(16.6)

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(194.7)	(10.1)
Capital expenditures for property, plant and equipment	(25.3)	(13.3)
Proceeds from disposal of property and other assets	155.3	16.6
Payments for purchases of investments in affiliates and other investments	(15.8)	(23.9)
Distributions of capital from investments in affiliates and other investments	20.3	2.0
Net cash provided by (used in) investing activities	(60.2)	(28.7)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	504.1	83.5
Payments of long-term debt and deferred financing costs	(391.1)	(35.1)
Borrowings (payments) on line-of-credit agreement, net	(14.9)	11.4
Distribution to noncontrolling interests	(0.2)	(0.2)
Cash dividends paid	(156.6)	(6.9)
Proceeds from issuance (repurchase) of capital stock and other, net	(1.4)	(4.0)
Net cash provided by (used in) financing activities	(60.1)	48.7

Cash, Cash Equivalents and Restricted Cash:
Net increase (decrease) in cash, cash equivalents, and restricted cash	(93.5)	3.4
Balance, beginning of period	103.2	12.3
Balance, end of period	$9.7	$15.7

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(17.0)	$(8.5)
Income taxes paid	$—	$(3.6)

Noncash Investing and Financing Activities:
Uncollected proceeds from disposal of equipment	$—	$2.1
Capital expenditures included in accounts payable and accrued expenses	$1.4	$2.3
Fair value of loan assumed in connection with acquisition	$61.0	$—
Issuance of shares for stock dividend	$626.4	$—

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period
Cash and cash equivalents	$68.9	$2.2
Restricted cash	34.3	10.1
Cash, cash equivalents and restricted cash	$103.2	$12.3

End of the period
Cash and cash equivalents	$9.5	$11.0
Restricted cash	0.2	4.7
Cash, cash equivalents and restricted cash	$9.7	$15.7
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2018 and 2017
(In millions) (Unaudited)

	Total Equity
				(Distributions
			Accumulated	in Excess of			Redeem-
	Common		Other	Accumulated			able
	Stock		Compre-	Earnings)	Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Income (Loss)	Earnings	Interest	Total	Interest
Balance, January 1, 2017	49.0	$1,157.3	$(43.2)	$95.2	$3.9	$1,213.2	$10.8
Net income (loss)	—	—	—	10.6	0.5	11.1	0.7
Other comprehensive income (loss), net of tax	—	—	1.2	—	—	1.2	—
Dividends on common stock ($0.07 per share)	—	—	—	(6.9)	—	(6.9)	—
Distributions to noncontrolling interest	—	—	—	—	(0.2)	(0.2)	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	0.7	—	0.7	(0.7)
Share-based compensation	—	2.2	—	—	—	2.2	—
Shares issued or repurchased, net	0.2	(0.6)	—	(3.1)	—	(3.7)	—
Balance, June 30, 2017	49.2	$1,158.9	$(42.0)	$96.5	$4.2	$1,217.6	$10.8

	Total Equity
			Accumulated				Redeem-
	Common		Other	Distributions			able
	Stock		Compre-	in Excess of	Non-		Non-
		Stated	hensive	Accumulated	Controlling		Controlling
	Shares	Value	Income (Loss)	Earnings	Interest	Total	Interest
Balance, January 1, 2018	49.3	$1,161.7	$(42.3)	$(473.0)	$4.7	$651.1	$8.0
Net income (loss)	—	—	—	49.8	0.5	50.3	0.1
Impact of adoption of ASU 2014-09	—	—	—	(1.4)	—	(1.4)	—
Other comprehensive income (loss), net of tax	—	—	2.9	—	—	2.9	—
Stock dividend ($11.65 per share)	22.6	626.4	—	—	—	626.4	—
Distributions to noncontrolling interest	—	—	—	—	(0.2)	(0.2)	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	0.1	—	0.1	(0.1)
Share-based compensation	—	2.7	—	—	—	2.7	—
Shares issued or repurchased, net	0.1	—	—	(1.5)	—	(1.5)	—
Balance, June 30, 2018	72.0	$1,790.8	$(39.4)	$(426.0)	$5.0	$1,330.4	$8.0
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

On November 16, 2017, the Company declared a special distribution to its shareholders in the aggregate amount of $783.0 million (approximately $15.92 per share) (the "Special Distribution") in connection with its conversion to a REIT. On January 23, 2018, the Company completed the Special Distribution to shareholders in the form of $156.6 million of cash dividends and issuance of $626.4 million of common shares. As of June 30, 2018, the Company had 72.0 million shares outstanding.

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
Reclassifications: Certain amounts in the Company's prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. In connection with the adoption of Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, transfers to or from restricted cash which have previously been shown in the Company's investing activities section of the condensed consolidated statements of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in a decrease in cash flows used in investing activities of $5.4 million during the six months ended June 30, 2017. Additionally, the Company disaggregated and separately presented long-term costs of its employee benefit plans within Accrued retirement benefits in its condensed consolidated balance sheet. In connection with such presentation, the Company reclassified $2.8 million of accrued costs related to its non-qualified benefit plans from Other non-current liabilities and $19.9 million of accrued costs related to its qualified pension and post-retirement benefit plans from Accrued pension and post-retirement benefits in its condensed consolidated balance sheet as of December 31, 2017.
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
Revenue recognition
Sources of revenue for the Company primarily include commercial property rentals, sales of real estate, real estate development projects, material sales and paving construction projects. The Company generates revenue from three distinct business segments:
Commercial Real Estate: The Commercial Real Estate segment owns, operates, leases, and manages a portfolio of retail, office, and industrial properties in Hawai`i; it also leases urban land in Hawai`i to third-party lessees. Commercial Real Estate revenue is recognized on a straight-line basis over the term of the corresponding lease. Also included in rental revenues are certain tenant reimbursements and percentage rents determined in accordance with the terms of the lease. The Company records revenue for real estate taxes paid by its tenants for commercial properties with an offsetting expense in Cost of Commercial Real Estate in the accompanying condensed consolidated statement of operations, as the Company has concluded it is the primary obligor.
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
The Company deems its contract prices reflective of the standalone selling prices of the underlying goods and services since the contracts are required to go through a competitive bidding process. The Company recognizes revenue on a net basis excluding indirect taxes, such as sales tax and value added tax collected from customers and remitted to government authorities.
Interest and other income (expense), net
Interest and other income (expense), net is primarily comprised of the non-service cost components of pension and postretirement benefit expense and interest income. For the three and six months ended June 30, 2018 and 2017, Interest and other income (expense), net included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Pension and postretirement benefit expense	$(0.8)	$(0.7)	$(1.5)	$(1.4)
Interest income	0.1	1.3	0.2	2.3
Other income (expense)	0.1	(0.1)	—	(0.1)
Interest and other income (expense), net	$(0.6)	$0.5	$(1.3)	$0.8
Interest costs on developments and major redevelopments are capitalized as part of real estate development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Capitalized interest costs related to development activities were $0.2 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.
Recently adopted accounting pronouncements
In May 2014, Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") to provide guidance for revenue recognition and has superseded the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") 605, as well as most industry-specific guidance. Under ASU 2014-09, revenue is recognized when a customer obtains control of the promised goods or services in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

The Company adopted the provisions of ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method and applied ASU 2014-09 to those contracts that were not completed as of January 1, 2018 and whose revenue was historically accounted for under ASC 605. The cumulative impact of the adoption was a net reduction to other assets and distributions in excess of retained earnings of $1.4 million as of January 1, 2018.
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
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018. The FASB has subsequently issued other related ASUs, which amend ASU 2016-02 to provide transition practical expedients that an entity may elect to apply and other guidance. The Company is currently in the process of assessing the inventory of its leases that will be impacted by the adoption. The Company does not expect the adoption of the new guidance to have a material impact on the accounting treatment and disclosures of the Company's leases.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance expands the scope of ASC 718 to include share-based payment transactions with the exception of specific guidance related to the attribution of compensation cost. The guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements and footnote disclosures.

3.	COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 9 of the Company's 2017 Form 10-K, included the following (in millions) as of June 30, 2018:

Standby letters of credit(a)	$11.8
Bonds(b)	$437.5
(a) Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities, and relate primarily to the Company’s real estate activities. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit.
(b) Represents bonds related to construction and real estate activities in Hawai`i. Approximately $412.2 million is related to construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of June 30, 2018, the Company's limited guarantees on indebtedness related to two of its unconsolidated joint ventures totaled $3.1 million. The Company has not incurred any significant historical losses related to guarantees on its joint venture indebtedness.
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
In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawai`i ("Water Commission") establish interim instream flow standards ("IIFS") in 27 East Maui streams that feed the Company's irrigation system. The Water Commission initially took action on the petitions in 2008 and 2010, but the petitioners requested a contested case hearing to challenge the Water Commission's decisions on certain petitions. The Water Commission denied the contested case hearing request, but the petitioners successfully appealed the denial to the Hawai`i Intermediate Court of Appeals, which ordered the Water Commission to grant the request. The Commission then authorized the appointment of a hearings officer for the contested case hearing and expanded the scope of the contested case hearing to encompass all 27 petitions for amendment of the IIFS for East Maui streams in 23 hydrologic units. The evidentiary phase of the hearing before the Commission-appointed hearings officer was completed on April 2, 2015. On January 15, 2016, the Commission-appointed hearings officer issued his recommended decision on the petitions. The recommended decision would restore water to streams in 11 of the 23 hydrologic units. In March 2016, the hearings officer ordered a reopening of the contested case proceedings in light of the Company's January 2016 announcement to cease sugar operations at the former Hawaiian Commercial & Sugar Company ("HC&S") by the end of the year and to transition to a new diversified agricultural model on the former sugar lands. In April 2016, the Company announced its commitment to fully and permanently restore the priority "taro" streams identified by the petitioners. Re-opened evidentiary hearings occurred in the first quarter of 2017 and the hearings officer in the re-opened evidentiary hearings issued his proposed decision in August 2017. After hearing arguments on the proposed decision in October 2017, the Commission issued its final decision on June 20, 2018. The Commission's decision confirmed the Company's prior voluntary commitment to fully and permanently restore seven taro streams. It additionally called for the full restoration of three additional streams, partially restored flow in five streams to support habitat for native stream life, and provided for minimum connectivity flows in seven streams to allow for passage of biota across diversion structures in those streams. No party appealed the Commission’s decision by July 20, 2018, the deadline for any such appeal.
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
The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B shareholders (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Income (loss) from Continuing Operations, net of income taxes	$2.9	$4.0	$50.4	$8.6
Less: Income (loss) attributable to noncontrolling interest	(0.5)	(0.5)	(0.6)	(1.2)
Income (loss) from continuing operations attributable to A&B shareholders, net of income taxes	2.4	3.5	49.8	7.4
Undistributed earnings allocated to redeemable noncontrolling interest	—	0.2	—	0.7
Income (loss) from continuing operations available to A&B shareholders, net of income taxes	2.4	3.7	49.8	8.1
Income (loss) from discontinued operations available to A&B shareholders, net of income taxes	0.1	0.8	—	3.2
Net income (loss) available to A&B shareholders	$2.5	$4.5	$49.8	$11.3
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Denominator for basic EPS - weighted average shares outstanding	72.0	49.2	69.2	49.1
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	0.3	0.4	0.4	0.5
Special Distribution	—	—	2.7	—
Denominator for diluted EPS - weighted average shares outstanding	72.3	49.6	72.3	49.6
There were 0.2 million shares of anti-dilutive securities outstanding during the three and six months ended June 30, 2018. The number of anti-dilutive securities outstanding during the three and six months ended June 30, 2017 were immaterial.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Other than disclosed as follows, the fair value of the Company's financial instruments approximate their carrying values due to their terms and/or short-term nature.
The carrying amount and fair value of the Company's debt at June 30, 2018 was $790.8 million and $781.4 million, respectively, and $631.2 million and $642.3 million at December 31, 2017 respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (level 2).
The Company carries its interest rate swaps at fair value. See Note 16 for fair value information regarding the Company's derivative instruments.

6.	INVENTORIES
Inventories are stated at the lower of cost (principally average cost, first-in, first-out basis) or net realizable value. Inventories as of June 30, 2018 and December 31, 2017 were as follows (in millions):

	June 30, 2018	December 31, 2017
Asphalt	$8.2	$12.2
Processed rock and sand	13.7	13.5
Work in progress	3.4	2.8
Retail merchandise	1.7	1.7
Parts, materials and supplies inventories	1.7	1.7
Total	$28.7	$31.9

7.	SHARE-BASED PAYMENT AWARDS
The following table summarizes the Company's stock option activity for the six months ended June 30, 2018 (in thousands, except weighted-average exercise price and weighted-average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2018	630.5	$12.58
Exercised	(11.3)	$12.24
Outstanding, June 30, 2018	619.2	$12.58	2.5	$6,893
Vested or expected to vest	619.2	$12.58	2.5	$6,893
Exercisable, June 30, 2018	619.2	$12.58	2.5	$6,893
The following table summarizes non-vested restricted stock unit activity for the six months ended June 30, 2018 (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2018	318.9	$36.66
Anti-dilutive adjustment for Special Distribution	182.9
Granted	248.4	$28.76
Vested	(175.2)	$22.48
Canceled	(66.0)	$24.47
Outstanding, June 30, 2018	509.0	$25.91
The time-based restricted stock units granted to employees vest ratably over a period of 3 years. The time-based restricted stock units granted to non-employee directors prior to 2018 vest ratably over a period of 3 years, and the time-based restricted stock units granted to non-employee directors during 2018 vest over 1 year. The market-based performance share units cliff vest over 3 years, provided that the total shareholder return of the Company's common stock over the relevant period meets or exceeds pre-defined levels of total shareholder returns relative to indices, as defined.
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

The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Share-based expense
Time-based and market-based restricted stock units	$1.4	$1.1	$2.7	$2.2
Total share-based expense	1.4	1.1	2.7	2.2
Total recognized tax benefit	(0.2)	(0.4)	(0.3)	(0.8)
Share-based expense (net of tax)	$1.2	$0.7	$2.4	$1.4

8.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates were $1.8 million and $6.0 million for the three months ended June 30, 2018 and 2017, respectively. Revenues earned from transactions with affiliates were $6.3 million and $9.9 million for the six months ended June 30, 2018 and 2017, respectively. Receivables from these affiliates were $2.1 million and $2.9 million as of June 30, 2018 and December 31, 2017. Amounts due to these affiliates were $2.1 million as of June 30, 2018 and immaterial as of December 31, 2017.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are partially owned by a director of the Company. Revenues earned from transactions with affiliates were $0.8 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively. Revenues earned from these transactions were $2.3 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively. Receivables from these affiliates were $0.2 million as of June 30, 2018 and December 31, 2017.
Land Operations. During the three and six months ended June 30, 2017, the Company-recorded developer fee revenues were $0.9 million and $1.6 million, respectively, related to management and administrative services provided to certain unconsolidated investments in affiliates. Developer fee revenues recorded in 2018 were immaterial. Receivables from these affiliates were immaterial as of June 30, 2018 and December 31, 2017.
In 2017, the Company extended a five-year construction loan secured by a mortgage on real property to one of its joint ventures. Receivables from this affiliate were $11.8 million as of June 30, 2018 and immaterial as of December 31, 2017.

9.	EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the three months ended June 30, 2018 and 2017 are shown below (in millions):

	Pension Benefits		Post-retirement Benefits		Non-qualified Plan Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Components of Net Periodic Benefit Cost	2018	2017	2018	2017	2018	2017
Service cost	$0.4	$0.7	$0.1	$—	$0.1	$—
Interest cost	1.9	2.0	0.1	0.1	—	0.1
Expected return on plan assets	(2.2)	(2.4)	—	—	—	—
Amortization of net loss	1.1	1.1	0.1	0.1	—	—
Amortization of prior service credit	(0.1)	(0.1)	—	—	—	(0.1)
Curtailment (gain)/loss	—	—	—	—	(0.4)	(0.3)
Net periodic benefit cost	$1.1	$1.3	$0.3	$0.2	$(0.3)	$(0.3)
Components of the net periodic benefit cost for the six months ended June 30, 2018 and 2017 are shown below (in millions):

	Pension Benefits		Post-retirement Benefits		Non-qualified Plan Benefits
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Components of Net Periodic Benefit Cost	2018	2017	2018	2017	2018	2017
Service cost	$0.9	$1.4	$0.1	$0.1	$0.1	$0.1
Interest cost	3.7	4.0	0.2	0.2	0.1	0.2
Expected return on plan assets	(4.1)	(4.8)	—	—	—	—
Amortization of net loss	2.1	2.2	0.1	0.1	—	0.1
Amortization of prior service credit	(0.2)	(0.3)	—	—	(0.1)	(0.2)
Curtailment (gain)/loss	—	—	—	—	(0.4)	(0.3)
Net periodic benefit cost	$2.4	$2.5	$0.4	$0.4	$(0.3)	$(0.1)

10.	ASSET ACQUISITION
On February 23, 2018, the Company completed the acquisition of three commercial properties in Hawai`i ("TRC Acquisition"): (1) Laulani Village located in Ewa Beach, Oahu, (2) Hokulei Village located in Lihue, Kauai, and (3) Pu`unene Shopping Center located in Kahului, Maui.

The total purchase price for the TRC Acquisition was $256.7 million and consisted of total consideration paid to the seller of $254.1 million, including a mortgage with a contractual principal amount of $62.0 million that is secured by Laulani Village, and $2.6 million of capitalized and acquisition-related costs paid to third parties.

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

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2018 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2018	$(44.2)	$1.9	$(42.3)
Other comprehensive income (loss) before reclassifications, net of taxes of $0.6 for interest rate swap	—	1.8	1.8
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0.4 for employee benefit plans	1.1	—	1.1
Balance, June 30, 2018	$(43.1)	$3.7	$(39.4)

The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 were as follows (in millions):

Details about Other Comprehensive Income (Loss) Components:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unrealized interest rate hedging gain (loss)	$0.6	$(0.6)	$2.4	$(0.6)
Reclassification adjustment for interest expense included in net income (loss)	—	0.1	—	0.3
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	1.2	1.3	2.2	2.5
Prior service credit*	(0.1)	(0.2)	(0.3)	(0.5)
Curtailment (gain)/loss*	(0.4)	—	(0.4)	—
Total before income tax	1.3	0.6	3.9	1.7
Income taxes	(0.3)	(0.1)	(1.0)	(0.5)
Other comprehensive income (loss), net of tax	$1.0	$0.5	$2.9	$1.2

* This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (see Note 9 for additional details).

12.	INCOME TAXES
For the prior taxable years, the Company has filed a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. For its taxable year ended December 31, 2017, the Company intends to file its tax return as a REIT, which it will accomplish by filing the 2017 Form 1120-REIT with the Internal Revenue Service on or before October 15, 2018. The Company's taxable REIT subsidiary ("TRS") will file separately as a C corporation. The Company also files individual separate income tax returns in various states. The Company completed the necessary preparatory work and obtained the necessary approvals such that the Company believes it has been organized and operates in a manner that enables it to qualify, and continue to qualify, as a REIT for federal income tax purposes. As a result of the Company's conversion to a REIT, the effective tax rate for the three and six months ended June 30, 2018 differed from the effective tax rate for the same periods in 2017.
For the six months ended June 30, 2018 and 2017, the Company recorded a reduction to the carrying value of its solar tax equity investments of $0.3 million and $2.2 million, respectively, in "Reduction in Solar Investments, net" in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2018 and 2017, the Company recorded a reduction of $0.2 million and $0.2 million, respectively.
The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. As of June 30, 2018, accrued interest and penalties were not material. As of June 30, 2018, the Company has not identified any material unrecognized tax positions.

13.	NOTES PAYABLE AND LONG-TERM DEBT
At June 30, 2018 and December 31, 2017, notes payable and long-term debt consisted of the following (in millions):

			Principal Outstanding
Debt	Stated Rate (%)	Maturity Date	June 30, 2018	December 31, 2017
Secured:

GLP Asphalt Plant	( a )	2021	$0.8	$4.8
Kailua Town Center	( b )	2021	10.7	10.8
Kailua Town Center #2	3.15%	2021	4.8	4.9
Laulani Village	3.93%	2024	62.0	—
Pearl Highlands	4.15%	2024	86.1	87.0
Manoa Marketplace	( c )	2029	60.0	60.0

Subtotal			$224.4	$167.5

Unsecured:

Term Loan 1	2.00%	2018	—	0.1
Term Loan 2	3.31%	2018	—	1.0
Term Loan 3	5.19%	2019	3.6	4.4
Series D Note	6.90%	2020	32.6	48.8
Term Loan 4	( d )	2021	9.4	9.4
Bank Syndicated Loan	( e )	2023	50.0	—
Series A Note	5.53%	2024	28.5	28.5
Series E Note	3.90%	2024	—	62.6
Series J Note	4.66%	2025	10.0	—
Series B Note	5.55%	2026	46.0	46.0
Series C Note	5.56%	2026	25.0	25.0
Series F Note	4.35%	2026	22.0	22.0
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	—
Series G Note	3.88%	2027	50.0	50.0
Series L Note	4.89%	2028	18.0	—
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0

Subtotal			$429.6	$397.8

Revolving Credit Facilities:

GLP Asphalt Revolving Credit Facility	( f )	2018	—	0.5
Revolving credit facility	( g )	2022	138.3	66.0

Subtotal			$138.3	$66.5

Total debt (contractual)			$792.3	$631.8
Unamortized debt premium (discount)			(0.4)	0.5
Unamortized debt issuance costs			(1.1)	(1.1)
Total debt (carrying value)			$790.8	$631.2
Less current portion			(35.8)	(46.0)
Long-term debt			$755.0	$585.2

(a) Loan has a stated interest rate of LIBOR plus 1.00%.
(b) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(c) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
(d) Loan has a stated interest rate of LIBOR plus 2.00%, and is secured by a letter of credit.
(e) Loan has a stated interest rate of LIBOR plus 1.80%, based on pricing grid.
(f) Loan has a stated interest rate of LIBOR plus 1.50%.
(g) Loan has a stated interest rate of LIBOR plus 1.85%, based on pricing grid.

In connection with the TRC Acquisition, the Company assumed a $62.0 million mortgage secured by Laulani Village that matures on May 1, 2024. The note bears interest at 3.93% and requires monthly interest payments of approximately $0.2 million until May 2020 and principal and interest payments of approximately $0.3 million thereafter.

On February 26, 2018, the Company entered into an agreement with Wells Fargo Bank, National Association and a syndicate of other financial institutions that provides for a $50 million term loan facility ("Wells Fargo Term Facility" or "Bank Syndicated Loan"). The Company also drew $50 million under the Wells Fargo Term Facility on February 26, 2018 and used such term loan proceeds to repay amounts that were borrowed under the Company's Revolving Credit Facility. Borrowings under the Wells Fargo Term Facility bear interest at a stated rate, as defined, plus a margin that is determined using a leverage based pricing grid.

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

14.	CESSATION OF SUGAR OPERATIONS
A summary of the pre-tax costs and remaining costs associated with the Cessation is as follows (in millions):

	Charges Recognized During 2018	Cumulative Amount Recognized as of June 30, 2018	Remaining to be Recognized	Total
Employee severance benefits and related costs	$—	$22.1	$—	$22.1
Asset write-offs and accelerated depreciation	—	71.3	—	71.3
Property removal, restoration and other exit-related costs	0.1	9.6	0.7	10.3
Total Cessation-related costs	$0.1	$103.0	$0.7	$103.7
Activity of the Cessation-related liabilities during the six months ended June 30, 2018 is as follow (in millions):

Other Exit Costs[1]
Balance at December 31, 2017	$4.6
Expense	0.1
Cash payments	(0.3)
Balance at June 30, 2018	$4.4
1 Includes asset retirement obligations.

15.	INVESTMENTS IN AFFILIATES
The Company's investments in affiliates consist principally of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.

Operating results include the Company's proportionate share of net income (loss) from its equity method investments. A summary of combined financial information related to the Company's equity method investments for the three and six months ended June 30, 2018 and 2017 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$60.2	$43.6	$124.6	$84.2
Operating costs and expenses	49.6	35.9	107.7	69.5
Gross Profit (loss)	$10.6	$7.7	$16.9	$14.7
Income (loss) from Continuing Operations*	$6.6	$3.2	$4.4	$6.6
Net Income (loss)*	$6.4	$3.1	$4.2	$6.4
* Includes earnings from equity method investments held by the investee.

16.	DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its floating rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and floating rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
During 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of June 30, 2018, is as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	June 30, 2018	June 30, 2018	December 31, 2017	Balance Sheet
4/7/2016	8/1/2029	3.14%	$60.0	$5.2	$2.8	Other assets
The Company assessed the effectiveness of the cash flow hedge at inception and will continue to do so on an ongoing basis. The effective portion of the changes in fair value of the cash flow hedge is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related-variable rate debt. When ineffectiveness exists, the ineffective portion of changes in fair value of the cash flow hedge is recognized in earnings in the period affected.
Non-designated Hedges
As of June 30, 2018, the Company has one interest rate swap that has not been designated as cash flow hedges whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	June 30, 2018	June 30, 2018	December 31, 2017	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.7	$(0.6)	$(0.9)	Other non-current liabilities
During the three months ended June 30, 2018, the Company terminated an interest rate swap that was not designated as a cash flow hedge. The interest rate swap was classified as Other non-current liabilities on the balance sheet and had a fair value of $0.3 million as of December 31, 2017.

The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of (gain) loss recognized in OCI on derivatives (effective portion)	$(0.6)	$0.6	$(2.4)	$0.6
Amounts of (gain) loss reclassified from accumulated OCI into earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$—	$(0.1)	$—	$(0.3)
The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in interest expense in its condensed consolidated statements of operations, and the amounts were immaterial during each of the three and six months ended June 30, 2018 and 2017.
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
The revenue, operating income (loss), gain on asset dispositions, income tax expense and after-tax effects of these transactions for the three and six months ended June 30, 2018 and 2017 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sugar operations revenue	$—	$0.5	$—	$22.6
Cost of discontinued sugar operations	—	1.5	0.1	23.8
Operating income (loss) from sugar operations	—	(1.0)	(0.1)	(1.2)
Gain on asset dispositions	0.1	2.2	0.1	6.3
Income (loss) from discontinued operations before income taxes	0.1	1.2	—	5.1
Income tax benefit (expense)	—	(0.4)	—	(1.9)
Income (loss) from discontinued operations, net of income taxes	$0.1	$0.8	$—	$3.2

Basic earnings (loss) per share	$—	$0.02	$—	$0.07
Diluted earnings (loss) per share	$—	$0.02	$—	$0.07
There was no depreciation and amortization related to discontinued operations for the three and six months ended June 30, 2018 and 2017.

18.	SEGMENT RESULTS
Operating segment information for the three and six months ended June 30, 2018 and 2017 is summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenue:
Commercial Real Estate	$33.8	$33.8	$69.0	$67.5
Land Operations	19.3	12.1	48.6	23.1
Materials & Construction	59.0	52.2	107.8	100.7
Total operating revenue	112.1	98.1	225.4	191.3
Operating Profit (Loss):
Commercial Real Estate[1]	13.6	13.4	29.1	27.7
Land Operations[2,3]	1.6	1.7	(3.8)	(0.7)
Materials & Construction	3.6	6.7	3.8	12.3
Total operating profit (loss)	18.8	21.8	29.1	39.3
Interest expense	(8.9)	(6.2)	(17.3)	(12.4)
General corporate expenses	(7.3)	(5.9)	(14.0)	(11.6)
REIT evaluation/conversion costs[4]	—	(2.2)	—	(7.0)
Income (Loss) from Continuing Operations Before Income Taxes and Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	2.6	7.5	(2.2)	8.3
Income tax benefit (expense)	0.1	(3.5)	2.8	(2.7)
Income (Loss) from Continuing Operations Before Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	2.7	4.0	0.6	5.6
Net gain on the sale of improved properties and ground leased land[5]	0.2	—	49.8	3.0
Income (Loss) from Continuing Operations	2.9	4.0	50.4	8.6
Income (loss) from discontinued operations, net of income taxes	0.1	0.8	—	3.2
Net Income (Loss)	3.0	4.8	50.4	11.8
Income (loss) attributable to noncontrolling interest	(0.5)	(0.5)	(0.6)	(1.2)
Net Income (Loss) Attributable to A&B Shareholders	$2.5	$4.3	$49.8	$10.6
1 Commercial Real Estate operating profit (loss) includes intersegment operating revenue, primarily from our Materials & Construction segment, and is eliminated in our consolidated results of operations.
2 For the three and six months ended June 30, 2018, Land Operations segment operating profit (loss) includes approximately $4.1 million of equity in earnings and $1.5 million of equity in earnings from its various real estate joint ventures, respectively. For the three and six months ended June 30, 2017, Land Operations segment operating profit (loss) includes approximately $0.6 million of equity in earnings and $0.7 million of equity in earnings from its various real estate joint ventures, respectively.
3 For the three and six months ended June 30, 2018, Land Operations segment operating profit (loss) includes non-cash reductions of $0.2 million and $0.3 million, respectively, related to the Company's solar tax equity investments. For the three and six months ended June 30, 2017, Land Operations segment operating profit (loss) includes non-cash reductions of $0.2 million and $2.2 million, respectively, related to the Company's solar tax equity investments. The non-cash reductions, if any, are included in Reductions in solar investments, net on the condensed consolidated statements of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017[1]	2018	2017[1]
Revenues:
Commercial real estate[2]	$33.8	$33.8	$69.0	$67.5
Land Operations:
Development sales revenue	10.8	0.7	33.8	3.1
Unimproved/other property sales revenue	2.1	4.4	2.4	6.0
Other operating revenue	6.4	7.0	12.4	14.0
Land Operations	19.3	12.1	48.6	23.1
Materials & Construction[3]	59.0	52.2	107.8	100.7
Total revenues	$112.1	$98.1	$225.4	$191.3
1As noted above, prior period amounts have not been adjusted under the modified retrospective method.
2As noted above, Commercial Real Estate revenue is not in scope under ASU 2014-09 however is presented here for completeness.
3Materials & Construction included $5.2 million and $9.4 million of revenue not in scope under ASU 2014-09 for the three and six months ended June 30, 2018, respectively.
The total amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations was $174.4 million as of the six months ended June 30, 2018. The Company expects to recognize as revenue approximately 45% - 50% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations in 2018, with the remaining recognized thereafter.
The Company has elected the practical expedient provided in ASU 2014-09 to not disclose information about remaining performance obligations that have original expected durations of one year or less. In addition, the Company has elected the transition practical expedient in ASU 2014-09 to not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue for the six months ended June 30, 2018. The Company has elected these practical expedients as the majority of its wholly, or partially, unfulfilled performance obligations are expected to be recognized in less than one year.

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	Beginning Balance as of	Ending Balance as of
(in millions)	January 1, 2018	June 30, 2018
Accounts receivable, net	$47.3	$54.7
Costs and estimated earnings in excess of billings on uncompleted contracts	$20.2	$19.9
Current deferred revenue	$0.9	$0.1
Billings in excess of costs and estimated earnings on uncompleted contracts	$5.7	$2.0
Long term deferred revenue	$2.5	$1.9

As of the six months ended June 30, 2018, the Company recognized revenue of $2.9 million related to the Company's contract liabilities reported as of January 1, 2018.
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
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, as well as the evaluation of alternatives by the Company's joint venture related to the development of Kukui`ula, generally discussed in the Company's most recent Form 10-K, Form 10-Q and other filings with the SEC. The information in this Form 10-Q should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
INTRODUCTION
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is a supplement to the accompanying condensed consolidated financial statements and provides additional information about A&B's business, recent developments, financial condition, liquidity and capital resources, cash flows, results of operations and how certain accounting principles, policies and estimates affect A&B’s financial statements. MD&A is organized as follows:

•
Business Overview: This section provides a general description of A&B's business, as well as recent developments that A&B believes are important in understanding its results of operations and financial condition or in understanding anticipated future trends.

•	Consolidated Results of Operations: This section provides an analysis of A&B's consolidated results of operations for the three and six months ended June 30, 2018 and 2017.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B's results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B's financial condition and an analysis of A&B’s cash flows for the three and six months ended June 30, 2018 and 2017, as well as a discussion of A&B's ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

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
The Company completed a conversion process to comply with the requirements to be treated as a real estate investment trust ("REIT") commencing with the taxable year ended December 31, 2017 (the "REIT Conversion"). In connection with the REIT Conversion, the Company completed the payment of the Special Distribution on January 23, 2018 through an aggregate of $156.6 million in cash and the issuance of 22.6 million shares of the Company's common stock.
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
As a result of our conversion to a REIT and consequent de-emphasis of real estate development-for-sale, the Company is undergoing efforts in order to accelerate the monetization of and/or to raise third-party capital for certain development-for-sale projects and investments.

The Company, in conjunction with its joint venture partner, initiated a process to evaluate a range of alternatives related to the development project at Kukui`ula that includes, but is not limited to, seeking additional third-party capital in order to accelerate the absorption of land in the joint venture. Any potential transaction would be dependent upon a number of external factors that may be beyond the Company’s and/or joint venture’s control, including, among other factors, market conditions, industry trends and the interest of third parties in the Kukui`ula development project. Accordingly, there can be no assurance that any of the options evaluated will be pursued or completed, and there can be no assurance that the outcome of the evaluation or any potential transaction, will result in the Company being able to maintain the carrying value of the Kukui`ula joint venture project.
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
Consolidated - Second quarter of 2018 compared with 2017

	Three Months Ended June 30,
(dollars in millions, except per share amounts, unaudited)	2018	2017	$ Change	Change
Operating revenue	$112.1	$98.1	14.0	14.3%
Cost of operations	89.1	69.6	19.5	28.0%
Selling, general and administrative	15.1	14.8	0.3	2.0%
REIT evaluation/conversion costs	—	2.2	(2.2)	(100.0)%
Operating income (loss)	7.9	11.5	(3.6)	(31.3)%
Other income (expense), net	(5.3)	(4.0)	(1.3)	(32.5)%
Income tax benefit (expense)	0.1	(3.5)	3.6	NM
Net gain (loss) on sale of improved property and ground leased land	0.2	—	0.2	—%
Income (loss) from continuing operations	2.9	4.0	(1.1)	(27.5)%
Discontinued operations (net of income taxes)	0.1	0.8	(0.7)	(87.5)%
Net income (loss)	3.0	4.8	(1.8)	(37.5)%
Income (loss) attributable to noncontrolling interest	(0.5)	(0.5)	—	—%
Net income (loss) attributable to A&B	$2.5	$4.3	(1.8)	(41.9)%

Basic earnings (loss) per share - continuing operations	$0.03	$0.08	(0.05)	(62.5)%
Basic earnings (loss) per share - discontinued operations	—	0.02	(0.02)	(100.0)%
Net income (loss) available to A&B shareholders	$0.03	$0.10	(0.07)	(70.0)%

Diluted earnings (loss) per share - continuing operations	$0.03	$0.07	(0.04)	(57.1)%
Diluted earnings (loss) per share - discontinued operations	—	0.02	(0.02)	(100.0)%
Net income (loss) available to A&B shareholders	$0.03	$0.09	(0.06)	(66.7)%
Operating revenue for the second quarter ended June 30, 2018 increased 14.3%, or $14.0 million, to $112.1 million, primarily due to higher revenue from the Land Operations and M&C segments. The reasons for business and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for the second quarter ended June 30, 2018 increased 28.0%, or $19.5 million, to $89.1 million, primarily due to increases in operating expenses incurred by the Land Operations and Materials & Construction segments. The reasons for the cost of operations changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.
Selling, general and administrative expenses for the second quarter ended June 30, 2018 increased 2.0%, or $0.3 million, to $15.1 million, primarily due to professional services costs.
REIT evaluation/conversion costs for the second quarter ended June 30, 2017 were $2.2 million and related to the Company's conversion to a real estate investment trust, as compared to the quarter ended June 30, 2018 in which no such charges were incurred.
Other income (expense), net was a net expense of $5.3 million in the second quarter ended June 30, 2018 compared to a net expense of $4.0 million in the second quarter ended June 30, 2017. The change from the prior year was primarily due to a $2.5 million increase in earnings from joint ventures, offset by a $2.7 million increase in interest expense and a decrease of $1.1 million in interest and other income (expense), net.

Income tax (expense) benefit was $0.1 million in the second quarter ended June 30, 2018. During the second quarter ended June 30, 2017, the Company generated operating income of $11.5 million and a related income tax expense of $3.5 million.
Net gain (loss) on sale of improved property and ground leased land was minimal during both the second quarter ended June 30, 2018 and June 30, 2017.
Income attributable to noncontrolling interest for the second quarter ended June 30, 2018 was consistent with the second quarter ended June 30, 2017. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated within our Materials and Construction segment, and in which Grace Pacific owns a 70 percent and 51 percent share in each.
Consolidated - First half of 2018 compared with 2017

	Six Months Ended June 30,
(dollars in millions, except per share amounts, unaudited)	2018	2017	$ Change	Change
Operating revenue	$225.4	$191.3	34.1	17.8%
Cost of operations	180.4	135.9	44.5	32.7%
Selling, general and administrative	30.1	29.5	0.6	2.0%
REIT evaluation/conversion costs	—	7.0	(7.0)	(100.0)%
Operating income (loss)	14.9	18.9	(4.0)	(21.2)%
Other income (expense), net	(17.1)	(10.6)	(6.5)	(61.3)%
Income tax benefit (expense)	2.8	(2.7)	5.5	NM
Net gain (loss) on sale of improved property and ground leased land	49.8	3.0	46.8	16X
Income (loss) from continuing operations	50.4	8.6	41.8	5X
Discontinued operations (net of income taxes)	—	3.2	(3.2)	(100.0)%
Net income (loss)	50.4	11.8	38.6	3X
Income (loss) attributable to noncontrolling interest	(0.6)	(1.2)	0.6	50.0%
Net income (loss) attributable to A&B	$49.8	$10.6	39.2	4X

Basic earnings (loss) per share - continuing operations	$0.72	$0.16	0.56	350.0%
Basic earnings (loss) per share - discontinued operations	—	0.07	(0.07)	(100.0)%
Net income (loss) available to A&B shareholders	$0.72	$0.23	0.49	213.0%

Diluted earnings (loss) per share - continuing operations	$0.69	$0.16	0.53	331.3%
Diluted earnings (loss) per share - discontinued operations	—	0.07	(0.07)	(100.0)%
Net income (loss) available to A&B shareholders	$0.69	$0.23	0.46	200.0%
Operating revenue for the six months ended June 30, 2018 increased 17.8%, or $34.1 million, to $225.4 million, primarily due to higher revenue from the Land Operations and M&C segments. The reasons for business and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for the six months ended June 30, 2018 increased 32.7%, or $44.5 million, to $180.4 million, primarily due to increases in operating expenses incurred by the Land Operations and Materials & Construction segments. The reasons for the cost of operations changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.
Selling general and administrative expenses for the six months ended June 30, 2018 increased 2.0%, or $0.6 million, to $30.1 million, primarily due to increases in professional services costs.
REIT evaluation/conversion costs for the six months ended June 30, 2017 were $7.0 million related to the Company's conversion to a real estate investment trust, as compared to the six months ended June 30, 2018 in which no such charges were incurred.
Other income (expense), net was a net expense of $17.1 million in the six months ended June 30, 2018 compared to a net expense of $10.6 million in the six months ended June 30, 2017. The change from the prior year was primarily due to a $1.4 million reduction in earnings from joint ventures, a $4.9 million increase in interest expense and a decrease of $2.1 million in interest and other income (expense), net. Increase in expenses was offset by a $1.9 million change in the adjustment to reduce the carrying amount of tax equity solar investments.
Income tax (expense) benefit was a benefit of $2.8 million in the six months ended June 30, 2018 due to a taxable loss incurred in the operations of the Company's taxable REIT subsidiary. During the six months ended June 30, 2017, the Company generated an income tax expense of $2.7 million primarily due to tax benefits realized on employee stock option exercises.
Net gain (loss) on sale of improved property and ground leased land during the six months ended June 30, 2018 was $49.8 million due to the aggregate gain realized on the sales of six mainland properties (Concorde Commerce Center, Deer Valley Financial Center, 1800 and 1820 Preston Park, Little Cottonwood Center, Royal MacArthur Center, and Sparks Business Center) and three Hawai`i assets (Stangenwald Building, Judd Building and land underlying a ground lease) as compared to a gain on the sale of a Hawai`i commercial property (Maui Clinic Building) of $3.0 million during the six months ended June 30, 2017.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate - Second quarter of 2018 compared with 2017

	Three Months Ended June 30,
(dollars in millions, unaudited)	2018	2017	Change
Commercial Real Estate operating revenue	$33.8	$33.8	—%
Commercial Real Estate operating costs and expenses	(19.2)	(18.9)	1.6%
Selling, general and administrative	(1.6)	(1.9)	(15.8)%
Intersegment operating revenue, net[1]	0.7	0.6	16.7%
Other income/(expense), net	(0.1)	(0.2)	(50.0)%
Commercial Real Estate operating profit (loss)	$13.6	$13.4	1.5%
Operating profit (loss) margin	40.2%	39.6%
Cash Net Operating Income ("Cash NOI")[2]
Hawai`i	$21.1	18.4
Mainland	0.1	2.8
Total	$21.2	$21.2

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$18.5	$17.9
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (end of period)
Hawai`i	3.3	2.9
Mainland	—	1.8
Total improved	3.3	4.7
Hawai`i ground leases (acres at end of period)	109	116
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from our Materials & Construction segment and is eliminated in our consolidated results of operations.
2 Refer to page 31 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue was $33.8 million for both the second quarter ended June 30, 2018 and June 30, 2017. Operating profit increased 1.5%, or $0.2 million to $13.6 million for the second quarter ended June 30, 2018 as compared to the second quarter ended June 30, 2017. Results reflect increases in Hawai`i same-store rents offset by the cumulative impact of the timing of sales and acquisitions of assets since the second quarter 2017. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation. New developments and redevelopments are generally considered stabilized upon the initial attainment of 90% occupancy.
Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial portfolio's occupancy and same-store occupancy percentage summarized by property type as of June 30, 2018 and 2017 was as follows:

Occupancy
	As of	As of	Percentage Point Change
	June 30, 2018	June 30, 2017
Retail	92.6%	93.9%	(1.3)
Industrial	91.1%	94.4%	(3.3)
Office	91.2%	89.7%	1.5
Total	92.1%	93.8%	(1.7)

Same-Store Occupancy
	As of	As of	Percentage Point Change
	June 30, 2018	June 30, 2017
Retail	92.1%	93.9%	(1.8)
Industrial	90.5%	94.4%	(3.9)
Office	91.2%	90.4%	0.8
Total	91.6%	93.9%	(2.3)
GLA was 3.3 million square feet at June 30, 2018, compared to 4.0 million square feet as of December 31, 2017, as a result of the following activity related to improved properties:

Dispositions			Acquisitions
Date	Property	GLA (SF)	Date	Property	GLA (SF)
3/18	Sparks Business Center	396,100	2/18	Laulani Village	175,600
3/18	Preston Park	198,800	2/18	Hokulei Village	119,200
3/18	Little Cottonwood Center	141,500	2/18	Pu'unene Shopping Center	120,400
1/18	Concorde Commerce Center	138,700
2/18	Deer Valley Financial Center	126,600
3/18	Royal MacArthur Center	44,900
3/18	Stangenwald Building	27,100
3/18	Judd Building	20,200
3/18	Kaiser Permanente Ground Lease	N/A
	Total improved dispositions	1,093,900		Total improved acquisitions	415,200
Commercial Real Estate - First half of 2018 compared with 2017

	Six Months Ended June 30,
(dollars in millions, unaudited)	2018	2017	Change
Commercial Real Estate operating revenue	$69.0	$67.5	2.2%
Commercial Real Estate operating costs and expenses	(37.8)	(37.7)	(0.3)%
Selling, general and administrative	(3.3)	(3.0)	10.0%
Intersegment operating revenue, net[1]	1.3	1.2	8.3%
Other income/(expense), net	(0.1)	(0.3)	66.7%
Commercial Real Estate operating profit (loss)	$29.1	$27.7	5.1%
Operating profit (loss) margin	42.2%	41.0%
Cash Net Operating Income ("Cash NOI")[2]
Hawai`i	$41.5	37.0
Mainland	1.5	5.6
Total	$43.0	$42.6

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$37.3	$36.2
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from our Materials & Construction segment and is eliminated in our consolidated results of operations.
2 Refer to page 31 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue increased 2.2%, or $1.5 million to $69.0 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Operating profit increased 5.1%, or $1.4 million to $29.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Results reflect increases in

Hawai`i same-store rents. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation. New developments and redevelopments are generally considered stabilized upon the initial attainment of 90% occupancy.
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
Cash Net Operating Income is a non-GAAP measure used by the Company in evaluating the CRE segment's operating performance, as it is an indicator of the return on property investment and enables a comparison of results of operations, on an unlevered basis, over time. Cash NOI should not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

Cash Net Operating Income (Cash NOI) is calculated as total Commercial Real Estate operating revenues less direct property-related operating expenses. Cash NOI excludes straight-line lease adjustments, amortization of favorable/unfavorable leases, amortization of lease incentives, selling, general and administrative expenses, impairment of commercial real estate assets, lease termination income, and depreciation and amortization (including amortization of maintenance capital, tenant improvements and leasing commissions).

The Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies.

A reconciliation of Commercial Real Estate operating profit (loss) to Commercial Real Estate Cash NOI for the three and six months ended June 30, 2018 and 2017 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unaudited)	2018	2017	2018	2017
Commercial Real Estate Operating Profit (Loss)	$13.6	$13.4	$29.1	$27.7
Plus: Depreciation and amortization	7.0	6.5	13.3	13.1
Less: Straight-line lease adjustments	(0.6)	(0.5)	(0.7)	(1.0)
Less: Favorable/(unfavorable) lease amortization	(0.5)	(0.7)	(1.0)	(1.5)
Less: Termination income	—	—	(1.1)	—
Plus: Other (income)/expense, net	0.1	0.2	0.1	0.3
Plus: Selling, general, administrative and other expenses	1.6	2.3	3.3	4.0
Commercial Real Estate Cash NOI	$21.2	$21.2	$43.0	$42.6
Land Operations - Second quarter of 2018 compared with 2017
Direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project's asset class, geography and timing are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawai`i generally provides higher margins than does the sale of developed property, due to the low historical cost basis of the Company's land owned in Hawai`i. Consequently, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's balance sheet do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

	Three Months Ended June 30,
(in millions, unaudited)	2018	2017
Development sales revenue	$10.8	$0.7
Unimproved/other property sales revenue	2.1	4.4
Other operating revenues[1]	6.4	7.0
Total Land Operations operating revenue	19.3	12.1
Land operations costs and operating expenses	(20.9)	(11.5)
Earnings (loss) from joint ventures	4.1	0.6
Reductions in solar investments, net	(0.2)	(0.2)
Interest and other income (expense), net	(0.7)	0.7
Total Land Operations operating income (loss)	$1.6	$1.7
1 Other operating revenues includes revenue related to trucking, renewable energy and diversified agriculture. In December 2016, the Company completed its final sugar harvest and ceased its sugar operations. The results of sugar operations have been presented within discontinued operations for all periods presented.

Second quarter of 2018: Land Operations revenue for the second quarter ended June 30, 2018 was $19.3 million and included sales of 30 units at the Company's Kamalani project in Kihei, Maui, along with trucking service and power sales revenues.
The Land Operations segment incurred an operating profit of $1.6 million during the second quarter ended June 30, 2018 that principally resulted from an increase in income from joint ventures. The Land Operations segment results also included a $0.2 million non-cash reduction in the carrying value of the Company's Solar Investment and $0.7 million of other net expense primarily consisting of other pension expense.
Second quarter of 2017: Land Operations operating revenue and operating profit were $12.1 million and $1.7 million second quarter ended June 30, 2017, respectively. Operating results for the Land Operations segment included $1.9 million of profit related to the sales of a 3-acre parcel in Wailea, Maui and a 6-acre parcel in Haliimaile, Maui, partially offset by operating expenses and $0.2 million non-cash reduction in the carrying value of the Company's Waihonu solar investment. The Company also recorded income from joint ventures of $0.6 million during the second quarter of 2017.
Land Operations - First half of 2018 compared with 2017

	Six Months Ended June 30,
(in millions, unaudited)	2018	2017
Development sales revenue	$33.8	$3.1
Unimproved/other property sales revenue	2.4	6.0
Other operating revenues[1]	12.4	14.0
Total Land Operations operating revenue	48.6	23.1
Land operations costs and operating expenses	(52.5)	(23.3)
Earnings (loss) from joint ventures	1.5	0.7
Reductions in solar investments, net	(0.3)	(2.2)
Interest and other income (expense), net	(1.1)	1.0
Total Land Operations operating income (loss)	$(3.8)	$(0.7)
1 Other operating revenues includes revenue related to trucking, renewable energy and diversified agriculture. In December 2016, the Company completed its final sugar harvest and ceased its sugar operations. The results of sugar operations have been presented within discontinued operations for all periods presented.

First half of 2018: Land Operations revenue was $48.6 million and included sales of one Kahala Avenue parcel and 46 units for the Company's Kamalani project in Kihei, Maui, along with trucking service and power sales revenues. The Land Operations segment incurred an operating loss of $3.8 million during the six months ended June 30, 2018 primarily driven by an equity method investment loss in the first quarter 2018 due to remediation costs incurred for construction-related defects that were isolated to a residential, development project. The Land Operations segment results also included a $0.3 million non-cash reduction in the carrying value of the Company's Solar Investment and $1.1 million of other net expense primarily consisting of other pension expense.
First half of 2017: Land Operations operating revenue and operating loss were $23.1 million and $0.7 million, respectively. Operating results for the Land Operations segment included a $2.2 million non-cash reduction in the carrying value of the Company's Waihonu solar investment, segment operating expenses, partially offset by $4.6 million of profit related to the sales of a 3-acre parcel in Wailea, Maui, a 6-acre parcel in Haliimaile, Maui, a 1-acre lot at Maui Business Park, and a 0.8-acre vacant, urban parcel on Maui, as well as revenue generated from the Company's renewable energy assets.
Discontinued Operations - Second quarter of 2018 compared with 2017 and First half of 2018 compared with 2017
The revenue, operating income (loss), and after-tax effects of discontinued operations for the second quarters ended June 30, 2018 and 2017 and the first half of 2018 compared with 2017 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unaudited)	2018	2017	2018	2017
Sugar operations revenue	$—	$0.5	$—	$22.6
Cost of discontinued sugar operations	—	1.5	0.1	23.8
Operating income (loss) from sugar operations	—	(1.0)	(0.1)	(1.2)
Gain on asset dispositions	0.1	2.2	0.1	6.3
Income (loss) from discontinued operations before income taxes	0.1	1.2	—	5.1
Income tax benefit (expense)	—	(0.4)	—	(1.9)
Income (loss) from discontinued operations, net of income taxes	$0.1	$0.8	$—	$3.2
Second quarter of 2018: Income from discontinued operations, net of income taxes was $0.1 million during the second quarter ended June 30, 2018; see Note 14 "Cessation of Sugar Operations".
Second quarter of 2017: Income from discontinued operations, net of income taxes of $0.8 million during the second quarter of 2017 reflected the gain on asset dispositions and the results of operations, partially offset by cessation-related costs. During the quarter ended June 30, 2017, the Company sold factory equipment which resulted in a total gain of $2.2 million. The cessation charges included costs related to employee severance and benefits, as well as property removal, restoration and other exit-related costs. See Note 14 "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities.
First half of 2018: There was no income (loss) from discontinued operations, net of income taxes during the six months ended June 30, 2018; see Note 14 "Cessation of Sugar Operations".
First half of 2017: Income from discontinued operations, net of income taxes of $3.2 million during the first half of 2017 reflected the gain on asset dispositions and the results of operations related to the final sugar voyage, partially offset by cessation-related costs. During the first half of 2017, the Company sold mobile equipment assets, its bulk sugar transportation vessel and factory equipment, which resulted in a total gain of $6.3 million. Additionally, the Company recognized revenue and operating profit during the first half of 2017, primarily related to the final delivery of sugar inventory, which occurred in January 2017. The cessation charges included costs related to employee severance and benefits, as well as property removal, restoration and other exit-related costs. See Note 14 "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities.

Materials & Construction - Second quarter of 2018 compared with 2017

	Three Months Ended June 30,
(in millions, unaudited)	2018	2017	Change
Materials & Construction operating revenue	$59.0	$52.2	13.0%
Operating Profit (Loss)	$3.6	$6.7	(46.3)%
Operating margin percentage	6.1%	12.8%
Depreciation and amortization	$3.1	$3.1	—%
Aggregate tons delivered (tons in thousands)	183.5	181.3	1.2%
Asphalt tons delivered (tons in thousands)	151.6	142.4	6.5%
Backlog[1,2] at period end	$174.4	$214.6	(18.7)%
1 Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. As of June 30, 2018 and 2017, $19.0 million and $23.6 million are government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its Prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at June 30, 2018 and 2017 was $7.4 million and $16.7 million, respectively.

2 As of June 30, 2018 and 2017, the backlog included contractual revenue with related parties of $2.8 million and $1.2 million, respectively.
Materials & Construction revenue was $59.0 million for the second quarter ended June 30, 2018, compared to $52.2 million for the second quarter ended June 30, 2017. Backlog at the end of June 30, 2018 was $174.4 million, compared to $198.4 million as of December 31, 2017.
Operating profit was $3.6 million for the second quarter ended June 30, 2018, compared to $6.7 million for the second quarter ended June 30, 2017. Operating profit was negatively impacted by lower aggregate margins, lower joint venture earnings and higher general and administrative expenses related to process improvement initiatives. Earnings from joint venture investments are not included in segment revenue but are included in operating profit.
Materials & Construction - First half of 2018 compared with 2017

	Six Months Ended June 30,
(in millions, unaudited)	2018	2017	Change
Materials & Construction operating revenue	$107.8	$100.7	7.1%
Operating Profit (Loss)	$3.8	$12.3	(69.1)%
Operating margin percentage	3.5%	12.2%
Depreciation and amortization	$6.1	$6.1	—%
Aggregate tons delivered (tons in thousands)	350.8	346.6	1.2%
Asphalt tons delivered (tons in thousands)	260.3	277.1	(6.1)%
Materials & Construction revenue was $107.8 million for the six months ended June 30, 2018, compared to $100.7 million for the six months ended June 30, 2017.
Operating profit was $3.8 million for the six months ended June 30, 2018, compared to $12.3 million for the six months ended June 30, 2017. Operating profit was negatively impacted by lower paving margins primarily resulting from reduced paving volumes due to weather, lower pricing margins, lower joint venture earnings and higher general and administrative expenses related to process improvement initiatives and personnel transition costs. Earnings from joint venture investments are not included in segment revenue but are included in operating profit.

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
A&B's operating income (loss) is generated by its subsidiaries. There are no material restrictions on the ability of A&B's wholly owned subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may make investments or what impact any such transactions could have on A&B's results of operations, cash flows or financial condition.
Cash Flows: Cash flows from operations was $26.8 million for the six months ended June 30, 2018, while cash flows used in operations for the six months ended June 30, 2017 was $16.6 million. The increase in cash flows from operating activities is primarily attributable to cash received from the Company's real estate development sales.
Cash flows used in investing activities was $60.2 million and $28.7 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, the net cash used in investing activities included cash outlays of $220.0 million related to capital expenditures, which included cash outflows of $194.7 million due to the Company's acquisitions of Laulani Village Shopping Center ("Laulani Village"), Hokulei Village Shopping Center, and Pu`unene Shopping Center (collectively, "TRC Acquisition"). Cash used in investing activities during the six months ended June 30, 2018 also included $15.8 million related to investments in unconsolidated affiliates. Cash flows from investing activities during the six months ended June 30, 2018 included proceeds of $155.3 million resulting from the sales of six mainland properties and three Hawai`i assets. Other investing cash flow activity during the six months ended June 30, 2018 included $20.3 million of proceeds from joint ventures and other investments.
Net cash flows used in investing activities for capital expenditures were as follows:

	Three Months Ended June 30,
(in millions, unaudited)	2018	2017	Change
Commercial real estate property acquisitions/improvements	$7.6	$13.8	(44.9)%
Tenant improvements	1.6	0.9	77.8%
Quarrying and paving	2.8	1.7	64.7%
Agribusiness and other	0.6	0.9	(33.3)%
Total capital expenditures[1]	$12.6	$17.3	(27.2)%

	Six Months Ended June 30,
(in millions, unaudited)	2018	2017	Change
Commercial real estate property acquisitions/improvements	$210.0	$16.4	12X
Tenant improvements	4.8	1.5	2X
Quarrying and paving	4.1	4.0	2.5%
Agribusiness and other	1.1	1.5	(26.7)%
Total capital expenditures[1]	$220.0	$23.4	8X

[1]
Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the tables above.

Net cash flows used in financing activities was $60.1 million for the six months ended June 30, 2018, as compared to net cash provided by financing activities for the six months ended June 30, 2017 of $48.7 million. The change in cash flows used in financing activities in 2018 as compared to 2017 was primarily due to $156.6 million of cash dividends paid made in connection with the Special Distribution to the Company's shareholders related to the REIT Conversion, offset by the net impact of proceeds from the issuance and payments of long-term debt.

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
Other Sources of Liquidity: Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade and income tax receivables, contracts retention, and inventories, totaling $116.9 million at June 30, 2018, a decrease of $57.2 million from December 31, 2017. The decrease is primarily due to a reduction in cash from capital expenditures and asset acquisitions during the second quarter ended June 30, 2018.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. At June 30, 2018, the Company had $138.3 million of revolving credit borrowings outstanding, $11.8 million in letters of credit had been issued against the facility, and $299.9 million remained available.
Balance Sheet: The Company had working capital of $46.2 million as of June 30, 2018, which is an increase of $698.2 million, from a $652.0 million working capital deficit as of December 31, 2017. The change in the working capital is primarily due to cash dividends of $156.6 million paid and stock dividends of $626.4 million issued in January 2018, offset by a decrease in cash related to capital expenditures and asset acquisitions.
Tax-Deferred Real Estate Exchanges:
Sales: During the second quarter ended June 30, 2018, there were no sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code §1031 and §1033.
Purchases: During the second quarter ended June 30, 2018, there were no acquisitions utilizing proceeds from tax-deferred sales or condemnations.
Proceeds from §1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from §1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2018, there were no funds from tax-deferred sales or condemnations that had not yet been reinvested.
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2018, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.
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
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective.
(b)    Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal second quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the "Legal Proceedings and Other Contingencies" section in Note 3 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Item 1A. "Risk Factors" in our most recent annual report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2018	—	$—	—	—
May 1-31, 2018	—	$—	—	—
June 1-30, 2018	—	$—	—	—
1Represents shares accepted in satisfaction of tax withholding obligations arising upon the vesting of restricted stock unit awards.
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

101
The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 , (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2018 and 2017, (v) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2018 and 2017, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

August 2, 2018	By: /s/ James E. Mead
James E. Mead
Executive Vice President, Chief Financial Officer

August 2, 2018	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Vice President, Chief Accounting Officer and Controller