Form 10-Q
period 2018-09-30
Alexander & Baldwin, Inc.
filed 2018-11-02
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
N/A
(Former name, former address, and former
fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of September 30, 2018: 72,027,109

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenue:
Commercial Real Estate	$35.9	$33.9	$104.9	$101.4
Land Operations	24.0	22.6	72.6	45.7
Materials & Construction	59.5	55.0	167.3	155.7
Total operating revenue	119.4	111.5	344.8	302.8
Operating Costs and Expenses:
Cost of Commercial Real Estate	19.2	19.2	57.0	56.9
Cost of Land Operations	17.4	11.7	67.0	29.1
Cost of Materials & Construction	50.5	44.3	143.5	125.1
Selling, general and administrative	14.6	18.4	44.7	47.9
REIT evaluation/conversion costs	—	4.4	—	11.4
Total operating costs and expenses	101.7	98.0	312.2	270.4
Operating Income (Loss)	17.7	13.5	32.6	32.4
Income (loss) related to joint ventures	4.5	4.3	6.3	7.5
Reductions in solar investments, net	(0.1)	(0.4)	(0.4)	(2.6)
Interest and other income (expense), net (Note 2)	3.8	(0.2)	2.5	0.6
Interest expense	(9.1)	(6.1)	(26.4)	(18.5)
Income (Loss) from Continuing Operations Before Income Taxes and Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	16.8	11.1	14.6	19.4
Income tax benefit (expense)	(1.0)	(3.7)	1.8	(6.4)
Income (Loss) from Continuing Operations Before Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	15.8	7.4	16.4	13.0
Net gain (loss) on the sale of improved properties and ground leased land	—	—	49.8	3.0
Income (Loss) from Continuing Operations	15.8	7.4	66.2	16.0
Income (loss) from discontinued operations, net of income taxes	(0.2)	(0.8)	(0.2)	2.4
Net Income (Loss)	15.6	6.6	66.0	18.4
Income attributable to noncontrolling interest	(0.8)	(0.5)	(1.4)	(1.7)
Net Income (Loss) Attributable to A&B Shareholders	$14.8	$6.1	$64.6	$16.7

Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.21	$0.15	$0.92	$0.32
Discontinued operations available to A&B shareholders	—	(0.02)	—	0.04
Net income (loss) available to A&B shareholders	$0.21	$0.13	$0.92	$0.36
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.20	$0.15	$0.89	$0.31
Discontinued operations available to A&B shareholders	—	(0.02)	—	0.05
Net income (loss) available to A&B shareholders	$0.20	$0.13	$0.89	$0.36

Weighted-Average Number of Shares Outstanding:
Basic	72.0	49.2	70.2	49.1
Diluted	72.4	49.6	72.4	49.6

Amounts Available to A&B Shareholders (Note 4):
Continuing operations available to A&B shareholders	$15.0	$7.4	$64.8	$15.5
Discontinued operations available to A&B shareholders	(0.2)	(0.8)	(0.2)	2.4
Net income (loss) available to A&B shareholders	$14.8	$6.6	$64.6	$17.9
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss)	$15.6	$6.6	$66.0	$18.4
Other Comprehensive Income (Loss), net of tax:
Unrealized interest rate hedging gain (loss)	0.6	(0.2)	3.0	(0.8)
Reclassification adjustment for interest expense included in net income (loss)	—	0.1	—	0.4
Defined benefit pension plans:
Amortization of net loss included in net periodic pension cost	1.1	1.0	3.3	3.3
Amortization of prior service credit included in net periodic pension cost	(0.2)	(0.2)	(0.5)	(0.7)
Curtailment (gain)/loss	—	—	(0.4)	—
Settlement (gain)/loss	—	1.4	—	1.4
Income taxes related to other comprehensive income (loss)	(0.4)	(0.8)	(1.4)	(1.4)
Other comprehensive income (loss), net of tax	1.1	1.3	4.0	2.2
Comprehensive Income (Loss)	16.7	7.9	70.0	20.6
Comprehensive income (loss) attributable to noncontrolling interest	(0.8)	(0.5)	(1.4)	(1.7)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$15.9	$7.4	$68.6	$18.9
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$7.5	$68.9
Accounts receivable, net	60.3	47.3
Costs and estimated earnings in excess of billings on uncompleted contracts	9.6	20.2
Inventories	32.2	31.9
Real estate development inventory and property held for sale	23.7	67.4
Prepaid expenses and other assets	41.3	39.1
Total current assets	174.6	274.8
Investments in Affiliates	379.2	401.7
Real Estate Developments	141.9	151.0
Property – Net	1,322.3	1,147.5
Intangible Assets – Net	75.9	46.9
Deferred Tax Asset	17.6	16.5
Goodwill	102.3	102.3
Restricted Cash	0.2	34.3
Other Assets	62.2	56.2
Total assets	$2,276.2	$2,231.2

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$37.1	$46.0
Accounts payable	33.7	43.3
Billings in excess of costs and estimated earnings on uncompleted contracts	3.6	5.7
Accrued dividends	—	783.0
Accrued and other liabilities	46.3	48.8
Total current liabilities	120.7	926.8
Long-term Liabilities:
Long-term debt	741.3	585.2
Accrued retirement benefits	23.1	22.7
Other non-current liabilities	34.5	37.4
Total long-term liabilities	798.9	645.3
Total liabilities	919.6	1,572.1
Redeemable Noncontrolling Interest	8.0	8.0
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 72.0 million and 49.3 million shares at September 30, 2018 and December 31, 2017, respectively	1,792.1	1,161.7
Accumulated other comprehensive income (loss)	(38.3)	(42.3)
Distributions in excess of accumulated earnings	(410.5)	(473.0)
Total A&B shareholders' equity	1,343.3	646.4
Noncontrolling interest	5.3	4.7
Total equity	1,348.6	651.1
Total liabilities and equity	$2,276.2	$2,231.2
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$66.0	$18.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	31.6	31.4
Deferred income taxes	(2.4)	19.1
Gains on asset transactions and other	(62.1)	(22.2)
Share-based compensation expense	4.0	3.4
Investments in affiliates, net of distributions of income	2.0	3.2
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	(4.9)	(4.2)
Inventories	(0.3)	13.2
Prepaid expenses, income tax receivable and other assets	(4.1)	(19.8)
Accrued pension and post-retirement benefits	2.5	(48.0)
Accounts payable	(8.3)	(3.0)
Accrued and other liabilities	(7.3)	(38.2)
Real estate inventory sales (real estate developments held for sale)	41.0	16.5
Expenditures for real estate inventory (real estate developments held for sale)	(20.0)	(15.0)
Net cash provided by (used in) operations	37.7	(45.2)

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(201.6)	(10.1)
Capital expenditures for property, plant and equipment	(40.0)	(23.6)
Proceeds from disposal of property and other assets	169.3	16.7
Payments for purchases of investments in affiliates and other investments	(21.3)	(31.5)
Distributions of capital from investments in affiliates and other investments	32.8	3.9
Net cash provided by (used in) investing activities	(60.8)	(44.6)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	533.5	145.5
Payments of long-term debt and deferred financing costs	(433.6)	(46.4)
Borrowings (payments) on line-of-credit agreement, net	(14.2)	9.8
Distribution to noncontrolling interests	(0.2)	(0.2)
Cash dividends paid	(156.6)	(10.3)
Proceeds from issuance (repurchase) of capital stock and other, net	(1.3)	(4.1)
Net cash provided by (used in) financing activities	(72.4)	94.3

Cash, Cash Equivalents and Restricted Cash:
Net increase (decrease) in cash, cash equivalents, and restricted cash	(95.5)	4.5
Balance, beginning of period	103.2	12.3
Balance, end of period	$7.7	$16.8

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(26.1)	$(15.1)
Income tax (payments)/refunds, net	$1.9	$(4.0)

Noncash Investing and Financing Activities:
Uncollected proceeds from disposal of equipment	$—	$1.9
Capital expenditures included in accounts payable and accrued expenses	$2.0	$3.2
Fair value of loan assumed in connection with acquisition	$61.0	$—
Issuance of shares for stock dividend	$626.4	$—

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period
Cash and cash equivalents	$68.9	$2.2
Restricted cash	34.3	10.1
Cash, cash equivalents and restricted cash	$103.2	$12.3

End of the period
Cash and cash equivalents	$7.5	$13.3
Restricted cash	0.2	3.5
Cash, cash equivalents and restricted cash	$7.7	$16.8
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(In millions) (Unaudited)

	Total Equity
				(Distributions
			Accumulated	in Excess of			Redeem-
	Common		Other	Accumulated			able
	Stock		Compre-	Earnings)	Non-		Non-
		Stated	hensive	Retained	Controlling		Controlling
	Shares	Value	Income (Loss)	Earnings	Interest	Total	Interest
Balance, January 1, 2017	49.0	$1,157.3	$(43.2)	$95.2	$3.9	$1,213.2	$10.8
Net income (loss)	—	—	—	16.7	0.5	17.2	1.2
Other comprehensive income (loss), net of tax	—	—	2.2	—	—	2.2	—
Dividends on common stock ($0.21 per share)	—	—	—	(10.3)	—	(10.3)	—
Distributions to noncontrolling interest	—	—	—	—	(0.2)	(0.2)	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	1.2	—	1.2	(1.2)
Share-based compensation	—	3.4	—	—	—	3.4	—
Shares issued or repurchased, net	0.2	(0.2)	—	(3.4)	—	(3.6)	—
Balance, September 30, 2017	49.2	$1,160.5	$(41.0)	$99.4	$4.2	$1,223.1	$10.8

	Total Equity
			Accumulated				Redeem-
	Common		Other	Distributions			able
	Stock		Compre-	in Excess of	Non-		Non-
		Stated	hensive	Accumulated	Controlling		Controlling
	Shares	Value	Income (Loss)	Earnings	Interest	Total	Interest
Balance, January 1, 2018	49.3	$1,161.7	$(42.3)	$(473.0)	$4.7	$651.1	$8.0
Net income (loss)	—	—	—	64.6	0.8	65.4	0.6
Impact of adoption of ASU 2014-09	—	—	—	(1.4)	—	(1.4)	—
Other comprehensive income (loss), net of tax	—	—	4.0	—	—	4.0	—
Stock dividend ($11.65 per share)	22.6	626.4	—	—	—	626.4	—
Distributions to noncontrolling interest	—	—	—	—	(0.2)	(0.2)	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	0.6	—	0.6	(0.6)
Share-based compensation	—	4.0	—	—	—	4.0	—
Shares issued or repurchased, net	0.1	—	—	(1.3)	—	(1.3)	—
Balance, September 30, 2018	72.0	$1,792.1	$(38.3)	$(410.5)	$5.3	$1,348.6	$8.0
See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Alexander & Baldwin, Inc. ("A&B" or the "Company") is headquartered in Honolulu, Hawai`i and operates three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C"). In the fourth quarter of 2017, the Company completed a conversion process to comply with the requirements to be treated as a real estate investment trust ("REIT") commencing with the taxable year ended December 31, 2017.

On November 16, 2017, the Company declared a special distribution to its shareholders in the aggregate amount of $783.0 million (approximately $15.92 per share) (the "Special Distribution") in connection with its conversion to a REIT. On January 23, 2018, the Company completed the Special Distribution to shareholders in the form of $156.6 million of cash dividends and issuance of $626.4 million of common shares. On October 15, 2018 the Company filed its tax return including the 2017 Form 1120-REIT with the Internal Revenue Service. As of September 30, 2018, the Company had 72.0 million shares outstanding.

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
Reclassifications: Certain amounts in the Company's prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. In connection with the adoption of Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, transfers to or from restricted cash which have previously been shown in the Company's investing activities section of the condensed consolidated statements of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in a decrease in cash flows used in investing activities of $6.6 million during the nine months ended September 30, 2017. Additionally, the Company disaggregated and separately presented long-term costs of its employee benefit plans within Accrued retirement benefits in its condensed consolidated balance sheet. In connection with such presentation, the Company reclassified $2.8 million of accrued costs related to its non-qualified benefit plans from Other non-current liabilities and $19.9 million of accrued costs related to its qualified pension and post-retirement benefit plans from Accrued pension and post-retirement benefits in its condensed consolidated balance sheet as of December 31, 2017.
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
Interest and other income (expense), net
Interest and other income (expense), net is primarily comprised of a net gain on the sale of the Company's joint venture interest in the Ka Milo real estate development-for-sale project, the non-service cost components of pension and postretirement benefit expense and interest income. For the three and nine months ended September 30, 2018 and 2017, Interest and other income (expense), net included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Pension and postretirement benefit expense	$(0.7)	$(1.7)	$(2.2)	$(3.1)
Interest income	0.3	1.6	0.5	3.9
Sale of Ka Milo joint venture interest	4.2	—	4.2	—
Other income (expense)	—	(0.1)	—	(0.2)
Interest and other income (expense), net	$3.8	$(0.2)	$2.5	$0.6
Interest costs on developments and major redevelopments are capitalized as part of real estate development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Capitalized interest costs related to development activities were $0.4 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018. The FASB has subsequently issued other related ASUs, which amend ASU 2016-02 to provide transition practical expedients that an entity may elect to apply and other guidance. The Company is currently in the process of finalizing its assessment of the inventory of its leases that will be impacted by the adoption. The Company does not expect the adoption of the new guidance to have a material impact on the accounting treatment and disclosures of the Company's leases.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The guidance amends the hedge accounting model in ASC 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity's ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period or fiscal year before the effective date. For cash flow and net investment hedges existing at the date of adoption, entities will apply the new guidance using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The guidance provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements apply prospectively. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance gives entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. The FASB also gives entities the option to apply the guidance retrospectively or in the period of adoption. When adopted, the standard requires all entities to make new disclosures, regardless of whether they elect to reclassify stranded amounts. Entities are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Cuts and Jobs Act of 2017 as well as their policy for releasing income tax effects from accumulated OCI. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Entities are able to early adopt the guidance in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Cuts and Jobs Act of 2017 related to items in accumulated OCI are recognized. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The guidance expands the scope of ASC 718 to include share-based payment transactions with the exception of specific guidance related to the attribution of compensation cost. The guidance also clarifies that any share-based payment awards granted in conjunction with selling goods or services to customers should be evaluated under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements and footnote disclosures.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The guidance amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. This ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included n other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements and footnote disclosures.
In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance clarifies current disclosures and removes several disclosure requirements including accumulated other comprehensive income expected to be recognized over the next fiscal year and amount and timing of plan assets expected to be returned to the employer. This ASU also requires additional disclosures for the weighted-average interest crediting rates for cash balance plans and explanations for significant gains and losses related to changes in the benefit plan obligation. This ASU is effective for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements and footnote disclosures.

3.	COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet, excluding lease commitments that are disclosed in Note 9 of the Company's 2017 Form 10-K, included the following (in millions) as of September 30, 2018:

Standby letters of credit(a)	$11.8
Bonds(b)	$463.7
(a) Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities, and relate primarily to the Company’s real estate activities. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit.
(b) Represents bonds related to construction and real estate activities in Hawai`i. Approximately $437.7 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.

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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of September 30, 2018, the Company's limited guarantees on indebtedness related to one of its unconsolidated joint ventures totaled $3.1 million.
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
Hawaii Commercial & Sugar Company ("HC&S") used water from four streams in Central Maui ("Na Wai Eha") to irrigate its agricultural lands in Central Maui. Beginning in 2004, the Water Commission began proceedings to establish IIFS for the Na Wai Eha streams. Before the IIFS proceedings were concluded, the Water Commission designated Na Wai Eha as a surface water management area, meaning that all uses of water from these streams required water use permits issued by the Water Commission. Following contested case proceedings, the Water Commission established IIFS in 2010, but that decision was appealed, and the Hawai`i Supreme Court remanded the case to the Water Commission for further proceedings. The parties to the IIFS contested case settled the case in 2014. Thereafter, proceedings for the issuance of water use permits commenced with over 100 applicants, including HC&S, vying for permits. While the water use permit proceedings were ongoing, A&B announced the cessation of sugar cane cultivation in 2016. This announcement triggered a re-opening and reconsideration of the 2014 IIFS decision. Contested case proceedings were held to simultaneously reconsider the IIFS, determine appurtenant water rights, and consider applications for water use permits. Based on those proceedings, the Hearing Officer issued his recommendation to the Water Commission on November 1, 2017. The Commission has not yet issued its decision.
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
The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B shareholders and net income (loss) available to A&B shareholders (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Income (loss) from Continuing Operations	$15.8	$7.4	$66.2	$16.0
Less: Income (loss) attributable to noncontrolling interest	(0.8)	(0.5)	(1.4)	(1.7)
Income (loss) from continuing operations attributable to A&B shareholders	15.0	6.9	64.8	14.3
Undistributed earnings allocated to redeemable noncontrolling interest	—	0.5	—	1.2
Income (loss) from continuing operations available to A&B shareholders	15.0	7.4	64.8	15.5
Income (loss) from discontinued operations available to A&B shareholders, net of income taxes	(0.2)	(0.8)	(0.2)	2.4
Net income (loss) available to A&B shareholders	$14.8	$6.6	$64.6	$17.9
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Denominator for basic EPS - weighted average shares outstanding	72.0	49.2	70.2	49.1
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	0.4	0.4	0.4	0.5
Special Distribution	—	—	1.8	—
Denominator for diluted EPS - weighted average shares outstanding	72.4	49.6	72.4	49.6
There were 0.1 million shares of anti-dilutive securities outstanding during the three and nine months ended September 30, 2018. There were no anti-dilutive securities outstanding during the three and nine months ended September 30, 2017.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's long-term notes receivable is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes approximates the carrying amount of $16.4 million at September 30, 2018. The fair value and carrying amount of these notes was immaterial at December 31, 2017.
The carrying amount and fair value of the Company's debt at September 30, 2018 was $778.4 million and $763.0 million, respectively, and $631.2 million and $642.3 million at December 31, 2017 respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 2).
The Company carries its interest rate swaps at fair value. See Note 16 for fair value information regarding the Company's derivative instruments.

6.	INVENTORIES
Inventories are stated at the lower of cost (principally average cost, first-in, first-out basis) or net realizable value. Inventories as of September 30, 2018 and December 31, 2017 were as follows (in millions):

	September 30, 2018	December 31, 2017
Asphalt	$13.1	$12.2
Processed rock and sand	11.8	13.5
Work in progress	3.7	2.8
Retail merchandise	1.8	1.7
Parts, materials and supplies inventories	1.8	1.7
Total	$32.2	$31.9

7.	SHARE-BASED PAYMENT AWARDS
The 2012 Incentive Compensation Plan ("2012 Plan") allows for the granting of stock options, restricted stock units and common stock. During the three months ended September 30, 2018, the Company retroactively approved an increase to the shares of common stock reserved for issuance to 5.4 million as of January 1, 2018. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2018 (in thousands, except weighted-average exercise price and weighted-average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2018	630.5	$12.58
Exercised	(11.3)	$12.24
Outstanding, September 30, 2018	619.2	$12.58	2.2	$6,128
Vested or expected to vest	619.2	$12.58	2.2	$6,128
Exercisable, September 30, 2018	619.2	$12.58	2.2	$6,128
The following table summarizes non-vested restricted stock unit activity for the nine months ended September 30, 2018 (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2018	318.9	$36.66
Anti-dilutive adjustment for Special Distribution	182.9
Granted	248.4	$28.76
Vested	(181.4)	$22.59
Canceled	(66.0)	$24.47
Outstanding, September 30, 2018	502.8	$25.92
The time-based restricted stock units granted to employees vest ratably over a period of three years. The time-based restricted stock units granted to non-employee directors prior to 2018 vest ratably over a period of three years, and the time-based restricted stock units granted to non-employee directors during 2018 vest over one year. The market-based performance share units cliff vest over three years, provided that the total shareholder return of the Company's common stock over the relevant period meets or exceeds pre-defined levels of total shareholder returns relative to indices, as defined.

The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2018 Grants	2017 Grants
Volatility of A&B common stock	22.7%	24.1%
Average volatility of peer companies	21.6%	25.6%
Risk-free interest rate	2.3%	1.6%
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Share-based expense:
Time-based and market-based restricted stock units	$1.3	$1.2	$4.0	$3.4
Total share-based expense	1.3	1.2	4.0	3.4
Total recognized tax benefit	(0.1)	(0.5)	(0.4)	(1.3)
Share-based expense (net of tax)	$1.2	$0.7	$3.6	$2.1

8.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates were $4.5 million and $5.5 million for the three months ended September 30, 2018 and 2017, respectively. Revenues earned from transactions with affiliates were $10.8 million and $15.4 million for the nine months ended September 30, 2018 and 2017, respectively. Receivables from these affiliates were $2.0 million and $2.9 million as of September 30, 2018 and December 31, 2017. Amounts due to these affiliates were $1.0 million as of September 30, 2018 and immaterial as of December 31, 2017.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are partially owned by a director of the Company. Revenues earned from transactions with affiliates were $1.2 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively. Revenues earned from these transactions were $3.5 million and $4.0 million for the nine months ended September 30, 2018 and 2017, respectively. Receivables from these affiliates were $0.1 million and immaterial as of September 30, 2018 and December 31, 2017, respectively.
Land Operations. During the three and nine months ended September 30, 2017, the Company-recorded developer fee revenues were $0.5 million and $2.1 million, respectively, related to management and administrative services provided to certain unconsolidated investments in affiliates. Developer fee revenues recorded in 2018 were $0.1 million. Receivables from these affiliates were immaterial as of September 30, 2018 and December 31, 2017.
In 2017, the Company extended a five-year construction loan secured by a mortgage on real property to one of its joint ventures. Receivables from this affiliate were $13.6 million as of September 30, 2018 and immaterial as of December 31, 2017.
On July 5, 2018, the Company completed the acquisition of five commercial units at The Collection high-rise residential condominium project on Oahu from its joint venture partners for $6.9 million paid in cash.

9.	EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the three months ended September 30, 2018 and 2017 are shown below (in millions):

	Pension Benefits		Post-retirement Benefits		Non-qualified Plan Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Components of Net Periodic Benefit Cost	2018	2017	2018	2017	2018	2017
Service cost	$0.5	$0.7	$—	$—	$—	$—
Interest cost	1.9	2.0	0.1	0.1	—	—
Expected return on plan assets	(2.1)	(2.3)	—	—	—	—
Amortization of net loss	1.0	0.9	—	(0.1)	0.1	0.1
Amortization of prior service credit	(0.2)	(0.1)	—	—	—	(0.1)
Settlement (gain)/loss	—	—	—	—	—	1.4
Net periodic benefit cost	$1.1	$1.2	$0.1	$—	$0.1	$1.4
Components of the net periodic benefit cost for the nine months ended September 30, 2018 and 2017 are shown below (in millions):

	Pension Benefits		Post-retirement Benefits		Non-qualified Plan Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Components of Net Periodic Benefit Cost	2018	2017	2018	2017	2018	2017
Service cost	$1.4	$2.1	$0.1	$0.1	$0.1	$0.1
Interest cost	5.6	6.0	0.3	0.3	0.1	0.2
Expected return on plan assets	(6.2)	(7.1)	—	—	—	—
Amortization of net loss	3.1	3.1	0.1	—	0.1	0.2
Amortization of prior service credit	(0.4)	(0.4)	—	—	(0.1)	(0.3)
Curtailment (gain)/loss	—	—	—	—	(0.4)	(0.3)
Settlement (gain)/loss	—	—	—	—	—	1.4
Net periodic benefit cost	$3.5	$3.7	$0.5	$0.4	$(0.2)	$1.3

10.	ASSET ACQUISITION
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
On July 5, 2018, the Company completed the acquisition of five commercial units at The Collection high-rise residential condominium project on Oahu from its joint venture partners for $6.9 million paid in cash. The acquisition price represents the estimated fair market value of the commercial units, based on a deferred cash flow valuation.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2018 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2018	$(44.2)	$1.9	$(42.3)
Other comprehensive income (loss) before reclassifications, net of taxes of $0.8 for interest rate swap	—	2.2	2.2
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0.6 for employee benefit plans	1.8	—	1.8
Balance, September 30, 2018	$(42.4)	$4.1	$(38.3)

The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 were as follows (in millions):

Details about Other Comprehensive Income (Loss) Components:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized interest rate hedging gain (loss)	$0.6	$(0.2)	$3.0	$(0.8)
Reclassification adjustment for interest expense included in net income (loss)	—	0.1	—	0.4
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	1.1	1.0	3.3	3.3
Prior service credit*	(0.2)	(0.2)	(0.5)	(0.7)
Curtailment (gain)/loss*	—	—	(0.4)	—
Settlement (gain)/loss*	—	1.4	—	1.4
Total before income tax	1.5	2.1	5.4	3.6
Income taxes	(0.4)	(0.8)	(1.4)	(1.4)
Other comprehensive income (loss), net of tax	$1.1	$1.3	$4.0	$2.2
* This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (see Note 9 for additional details).

12.	INCOME TAXES
For the prior taxable years, the Company has filed a consolidated federal income tax return, which includes all of its wholly owned subsidiaries. On October 15, 2018, the Company filed its 2017 Form 1120-REIT with the Internal Revenue Service. The Company's taxable REIT subsidiary ("TRS") filed separately as a C corporation. The Company also files separate income tax returns in various states. The Company completed the necessary preparatory work and obtained the necessary approvals such that the Company believes it has been organized and operates in a manner that enables it to qualify, and continue to qualify, as a REIT for federal income tax purposes. As a result of the Company's conversion to a REIT, the effective tax rate for the three and nine months ended September 30, 2018 differed from the effective tax rate for the same periods in 2017.
For the three months ended September 30, 2018 and 2017, the Company recorded a reduction to the carrying value of its solar tax equity investments of $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded a reduction of $0.4 million and $2.6 million, respectively, in "Reduction in Solar Investments, net" in the accompanying condensed consolidated statements of operations.
The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. As of September 30, 2018, accrued interest and penalties were not material. As of September 30, 2018, the Company has not identified any material unrecognized tax positions.
The federal audit of the 2013, 2014, 2015 and 2016 tax years has concluded. There were no material adjustments to the income statement resulting from the completion of this audit.

13.	NOTES PAYABLE AND LONG-TERM DEBT
At September 30, 2018 and December 31, 2017, notes payable and long-term debt consisted of the following (in millions):

			Principal Outstanding
Debt	Stated Rate (%)	Maturity Date	September 30, 2018	December 31, 2017
Secured:

GLP Asphalt Plant	( a )	2021	$—	$4.8
Kailua Town Center	( b )	2021	10.6	10.8
Kailua Town Center #2	3.15%	2021	4.8	4.9
Laulani Village	3.93%	2024	62.0	—
Pearl Highlands	4.15%	2024	85.7	87.0
Manoa Marketplace	( c )	2029	60.0	60.0

Subtotal			$223.1	$167.5

Unsecured:

Term Loan 1	2.00%	2018	—	0.1
Term Loan 2	3.31%	2018	—	1.0
Term Loan 3	5.19%	2019	3.0	4.4
Series D Note	6.90%	2020	32.5	48.8
Term Loan 4	( d )	2021	9.4	9.4
Bank Syndicated Loan	( e )	2023	50.0	—
Series A Note	5.53%	2024	28.5	28.5
Series E Note	3.90%	2024	—	62.6
Series J Note	4.66%	2025	10.0	—
Series B Note	5.55%	2026	46.0	46.0
Series C Note	5.56%	2026	24.0	25.0
Series F Note	4.35%	2026	22.0	22.0
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	—
Series G Note	3.88%	2027	50.0	50.0
Series L Note	4.89%	2028	18.0	—
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0

Subtotal			$427.9	$397.8

Revolving Credit Facilities:

GLP Asphalt Revolving Credit Facility	( f )	2020	4.5	0.5
Revolving credit facility	( g )	2022	124.1	66.0

Subtotal			$128.6	$66.5

Total debt (contractual)			$779.6	$631.8
Unamortized debt premium (discount)			(0.2)	0.5
Unamortized debt issuance costs			(1.0)	(1.1)
Total debt (carrying value)			$778.4	$631.2
Less current portion			(37.1)	(46.0)
Long-term debt			$741.3	$585.2

(a) Loan has a stated interest rate of LIBOR plus 1.00%.
(b) Loan has a stated interest rate of LIBOR plus 1.50%, and is swapped through maturity to a 5.95% fixed rate.
(c) Loan has a stated interest rate of LIBOR plus 1.35%, and is swapped through maturity to a 3.14% fixed rate.
(d) Loan has a stated interest rate of LIBOR plus 2.00%, and is secured by a letter of credit.
(e) Loan has a stated interest rate of LIBOR plus 1.80%, based on pricing grid.
(f) Loan has a stated interest rate of LIBOR plus 1.25%.
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
     On September 5, 2018, one of the Company’s subsidiaries GLP Asphalt LLC entered into a Third Amended Credit Agreement with Wells Fargo Bank, National Association, which amended and extended its existing $30 million committed revolving credit facility ("GLP Asphalt Revolving Credit Facility"). The GLP Asphalt Revolving Credit Facility maturity was extended to October 5, 2020.  Additionally, the interest rate was reduced by 25 basis points and a fee of 20 basis points on the unused amount of the GLP Asphalt Revolving Credit Facility has been added. All other terms of the Revolving Credit Facility remain substantially unchanged.

Subsequent to September 30, 2018 the interest rates for all Prudential Notes and the AIG Note increased by 20 basis points based on a leverage based ratio maximum requirement.  The 20 basis point increase shall be in effect until the leverage based ratio hurdle has been achieved.

14.	CESSATION OF SUGAR OPERATIONS
Activity of the Cessation-related liabilities during the nine months ended September 30, 2018 is as follows (in millions):

Other Exit Costs[1]
Balance at December 31, 2017	$4.6
Expense	0.1
Cash payments	(0.4)
Balance as of September 30, 2018	$4.3
1 Includes asset retirement obligations.

15.	INVESTMENTS IN AFFILIATES
The Company's investments in affiliates consist principally of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.

Operating results include the Company's proportionate share of net income (loss) from its equity method investments. A summary of combined financial information related to the Company's equity method investments for the three and nine months ended September 30, 2018 and 2017 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$78.0	$52.4	$202.6	$136.6
Operating costs and expenses	64.8	43.9	172.5	113.4
Gross Profit (loss)	$13.2	$8.5	$30.1	$23.2
Income (loss) from Continuing Operations*	$9.9	$4.0	$14.3	$10.6
Net Income (loss)*	$9.8	$3.8	$14.0	$10.2
* Includes earnings from equity method investments held by the investee.

16.	DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its floating rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and floating rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
During 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of September 30, 2018, is as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	September 30, 2018	September 30, 2018	December 31, 2017	Balance Sheet
4/7/2016	8/1/2029	3.14%	$60.0	$5.8	$2.8	Other assets
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
Non-designated Hedges
As of September 30, 2018, the Company has one interest rate swap that has not been designated as a cash flow hedge whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	September 30, 2018	September 30, 2018	December 31, 2017	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.6	$(0.5)	$(0.9)	Other non-current liabilities
During the nine months ended September 30, 2018, the Company terminated an interest rate swap that was not designated as a cash flow hedge. The interest rate swap was classified as Other non-current liabilities on the consolidated balance sheet and had a fair value of $0.3 million as of December 31, 2017.

The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of (gain) loss recognized in OCI on derivatives (effective portion)	$(0.6)	$0.2	$(3.0)	$0.8
Amounts of (gain) loss reclassified from accumulated OCI into earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$—	$(0.1)	$—	$(0.4)
The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in interest expense in its condensed consolidated statements of operations, and the amounts were immaterial during each of the three and nine months ended September 30, 2018 and 2017.
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
The revenue, operating income (loss), gain on asset dispositions, income tax benefit (expense) and after-tax effects of these transactions for the three and nine months ended September 30, 2018 and 2017 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sugar operations revenue	$—	$0.4	$—	$22.9
Cost of discontinued sugar operations	0.3	1.5	0.4	25.1
Operating income (loss) from sugar operations	(0.3)	(1.1)	(0.4)	(2.2)
Gain (loss) on asset dispositions	—	(0.2)	0.1	6.0
Income (loss) from discontinued operations before income taxes	(0.3)	(1.3)	(0.3)	3.8
Income tax benefit (expense)	0.1	0.5	0.1	(1.4)
Income (loss) from discontinued operations, net of income taxes	$(0.2)	$(0.8)	$(0.2)	$2.4

Basic earnings (loss) per share	$—	$0.02	$—	$0.04
Diluted earnings (loss) per share	$—	$0.02	$—	$0.05
There was no depreciation and amortization related to discontinued operations for the three and nine months ended September 30, 2018 and 2017.

18.	SEGMENT RESULTS
Operating segment information for the three and nine months ended September 30, 2018 and 2017 is summarized below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenue:
Commercial Real Estate	$35.9	$33.9	$104.9	$101.4
Land Operations	24.0	22.6	72.6	45.7
Materials & Construction	59.5	55.0	167.3	155.7
Total operating revenue	119.4	111.5	344.8	302.8
Operating Profit (Loss):
Commercial Real Estate[1]	15.9	13.6	45.0	41.3
Land Operations[2]	13.1	10.4	9.3	9.7
Materials & Construction	3.4	6.5	7.2	18.8
Total operating profit (loss)	32.4	30.5	61.5	69.8
Interest expense	(9.1)	(6.1)	(26.4)	(18.5)
General corporate expenses	(6.5)	(8.9)	(20.5)	(20.5)
REIT evaluation/conversion costs	—	(4.4)	—	(11.4)
Income (Loss) from Continuing Operations Before Income Taxes and Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	16.8	11.1	14.6	19.4
Income tax benefit (expense)	(1.0)	(3.7)	1.8	(6.4)
Income (Loss) from Continuing Operations Before Net Gain (Loss) on Sale of Improved Properties and Ground Leased Land	15.8	7.4	16.4	13.0
Net gain on the sale of improved properties and ground leased land	—	—	49.8	3.0
Income (Loss) from Continuing Operations	15.8	7.4	66.2	16.0
Income (loss) from discontinued operations, net of income taxes	(0.2)	(0.8)	(0.2)	2.4
Net Income (Loss)	15.6	6.6	66.0	18.4
Income attributable to noncontrolling interest	(0.8)	(0.5)	(1.4)	(1.7)
Net Income (Loss) Attributable to A&B Shareholders	$14.8	$6.1	$64.6	$16.7
1 Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Materials & Construction segment, and is eliminated in the consolidated results of operations.
2 Land Operations segment operating profit (loss) includes equity in earnings (losses) from the Company's various real estate joint ventures and non-cash reductions related to the Company's solar tax equity investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017[1]	2018	2017[1]
Revenues:
Commercial real estate[2]	$35.9	$33.9	$104.9	$101.4
Land Operations:
Development sales revenue	9.0	1.5	42.8	6.1
Unimproved/other property sales revenue	9.1	15.4	11.5	21.4
Other operating revenue	5.9	5.7	18.3	18.2
Land Operations	24.0	22.6	72.6	45.7
Materials & Construction[3]	59.5	55.0	167.3	155.7
Total revenues	$119.4	$111.5	$344.8	$302.8
1As discussed in Note 2, prior period amounts have not been adjusted under the modified retrospective method.
2As discussed in Note 2, Commercial Real Estate revenue is not in scope under ASU 2014-09 however is presented here for completeness.
3Materials & Construction included $4.5 million and $13.9 million of revenue not in scope under ASU 2014-09 for the three and nine months ended September 30, 2018, respectively.
The total amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations was $157.4 million as of the nine months ended September 30, 2018. The Company expects to recognize as revenue approximately 25% - 30% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations in 2018, with the remaining recognized thereafter.
The Company has elected the practical expedient provided in ASU 2014-09 to not disclose information about remaining performance obligations that have original expected durations of one year or less. In addition, the Company has elected the transition practical expedient in ASU 2014-09 to not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue for the nine months ended September 30, 2018. The Company has elected these practical expedients as the majority of its wholly, or partially, unfulfilled performance obligations are expected to be recognized in less than one year.

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	Beginning Balance as of	Ending Balance as of
(in millions)	January 1, 2018	September 30, 2018
Accounts receivable, net	$34.1	$48.7
Contracts retention	$13.2	$11.6
Costs and estimated earnings in excess of billings on uncompleted contracts	$20.2	$9.6
Current deferred revenue	$0.9	$2.1
Billings in excess of costs and estimated earnings on uncompleted contracts	$5.7	$3.6
Long term deferred revenue	$2.5	$1.8

As of the nine months ended September 30, 2018, the Company recognized revenue of $3.5 million related to the Company's contract liabilities reported as of January 1, 2018.
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

•	Consolidated Results of Operations: This section provides an analysis of A&B's consolidated results of operations for the three and nine months ended September 30, 2018 and 2017.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B's results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B's financial condition and an analysis of A&B’s cash flows for the nine months ended September 30, 2018 and 2017, as well as a discussion of A&B's ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

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
The Company completed a conversion process to comply with the requirements to be treated as a real estate investment trust ("REIT") commencing with the taxable year ended December 31, 2017 (the "REIT Conversion"). In connection with the REIT Conversion, the Company completed the payment of the Special Distribution on January 23, 2018 through an aggregate of $156.6 million in cash and the issuance of 22.6 million shares of the Company's common stock. On October 15, 2018, the Company filed its tax return including the 2017 Form 1120-REIT with the Internal Revenue Service.
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

The Company, in conjunction with its joint venture partner, is in the process of evaluating a range of alternatives related to the development project at Kukui`ula that includes, but is not limited to, seeking additional third-party capital in order to accelerate the absorption of land in the joint venture. Any potential transaction would be dependent upon a number of external factors that may be beyond the Company’s and/or joint venture’s control, including, among other factors, market conditions, industry trends and the interest of third parties in the Kukui`ula development project. Accordingly, there can be no assurance that any of the options evaluated will be pursued or completed, and there can be no assurance that the outcome of the evaluation or any potential transaction, will result in the Company being able to maintain the carrying value of the Kukui`ula joint venture project.
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
Consolidated - Third quarter of 2018 compared with 2017

	Three Months Ended September 30,
(dollars in millions, except per share amounts, unaudited)	2018	2017	$ Change	Change
Operating revenue	$119.4	$111.5	7.9	7.1%
Cost of operations	87.1	75.2	11.9	15.8%
Selling, general and administrative	14.6	18.4	(3.8)	(20.7)%
REIT evaluation/conversion costs	—	4.4	(4.4)	(100.0)%
Operating income (loss)	17.7	13.5	4.2	31.1%
Other income (expense), net	(0.9)	(2.4)	1.5	62.5%
Income tax benefit (expense)	(1.0)	(3.7)	2.7	73.0%
Income (loss) from continuing operations	15.8	7.4	8.4	113.5%
Discontinued operations (net of income taxes)	(0.2)	(0.8)	0.6	75.0%
Net income (loss)	15.6	6.6	9.0	136.4%
Income attributable to noncontrolling interest	(0.8)	(0.5)	(0.3)	(60.0)%
Net income (loss) attributable to A&B	$14.8	$6.1	8.7	142.6%

Basic earnings (loss) per share - continuing operations	$0.21	$0.15	0.06	37.0%
Basic earnings (loss) per share - discontinued operations	—	(0.02)	0.02	100.0%
Net income (loss) available to A&B shareholders	$0.21	$0.13	0.08	58.1%

Diluted earnings (loss) per share - continuing operations	$0.20	$0.15	0.05	36.3%
Diluted earnings (loss) per share - discontinued operations	—	(0.02)	0.02	100.0%
Net income (loss) available to A&B shareholders	$0.20	$0.13	0.07	57.2%
Operating revenue for the third quarter ended September 30, 2018 increased 7.1%, or $7.9 million, to $119.4 million, primarily due to higher revenue from the Commercial Real Estate and Materials & Construction segments. The reasons for business and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for the third quarter ended September 30, 2018 increased 15.8%, or $11.9 million, to $87.1 million, primarily due to increases in operating expenses incurred by the Land Operations and Materials & Construction segments. The reasons for the cost of operations changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.
Selling, general and administrative expenses for the third quarter ended September 30, 2018 decreased 20.7%, or $3.8 million, to $14.6 million, primarily due to decreases in professional services costs.
REIT evaluation/conversion costs for the third quarter ended September 30, 2017 were $4.4 million and related to the Company's conversion to a real estate investment trust, as compared to the quarter ended September 30, 2018 in which no such charges were incurred.
Other income (expense), net was a net expense of $0.9 million in the third quarter ended September 30, 2018 compared to a net expense of $2.4 million in the third quarter ended September 30, 2017. The change from the prior year was primarily due to an increase of $4.0 million in interest and other income (expense), net due primarily to a gain of $4.2 million related to the sale of the Company's joint venture interest in the Ka Milo real estate development-for-sale project, offset by a $3.0 million increase in interest expense.
Income tax (expense) benefit was an expense of $1.0 million in the third quarter ended September 30, 2018 due to taxable income generated by the operations of the Company's taxable REIT subsidiary. During the third quarter ended September 30, 2017, the Company generated operating income of $13.5 million and a related income tax expense of $3.7 million.
Income attributable to noncontrolling interest increased $0.3 million in the third quarter ended September 30, 2018 compared to the third quarter ended September 30, 2017. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated within our Materials & Construction segment, and in which Grace Pacific owns a 70 percent and 51 percent share in each.
Consolidated - First nine months of 2018 compared with 2017

	Nine Months Ended September 30,
(dollars in millions, except per share amounts, unaudited)	2018	2017	$ Change	Change
Operating revenue	$344.8	$302.8	42.0	13.9%
Cost of operations	267.5	211.1	56.4	26.7%
Selling, general and administrative	44.7	47.9	(3.2)	(6.7)%
REIT evaluation/conversion costs	—	11.4	(11.4)	(100.0)%
Operating income (loss)	32.6	32.4	0.2	0.6%
Other income (expense), net	(18.0)	(13.0)	(5.0)	(38.5)%
Income tax benefit (expense)	1.8	(6.4)	8.2	NM
Net gain (loss) on sale of improved property and ground leased land	49.8	3.0	46.8	16X
Income (loss) from continuing operations	66.2	16.0	50.2	3X
Discontinued operations (net of income taxes)	(0.2)	2.4	(2.6)	NM
Net income (loss)	66.0	18.4	47.6	3X
Income attributable to noncontrolling interest	(1.4)	(1.7)	0.3	17.6%
Net income (loss) attributable to A&B	$64.6	$16.7	47.9	3X

Basic earnings (loss) per share - continuing operations	$0.92	$0.32	0.60	187.6%
Basic earnings (loss) per share - discontinued operations	—	0.04	(0.04)	(100.0)%
Net income (loss) available to A&B shareholders	$0.92	$0.36	0.56	155.6%

Diluted earnings (loss) per share - continuing operations	$0.89	$0.31	0.58	187.8%
Diluted earnings (loss) per share - discontinued operations	—	0.05	(0.05)	(100.0)%
Net income (loss) available to A&B shareholders	$0.89	$0.36	0.53	147.9%
Operating revenue for the nine months ended September 30, 2018 increased 13.9%, or $42.0 million, to $344.8 million, primarily due to higher revenue from the Land Operations and Materials & Construction segments. The reasons for business and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for the nine months ended September 30, 2018 increased 26.7%, or $56.4 million, to $267.5 million, primarily due to increases in operating expenses incurred by the Land Operations and Materials & Construction segments. The reasons for the cost of operations changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.
Selling general and administrative expenses for the nine months ended September 30, 2018 decreased 6.7%, or $3.2 million, to $44.7 million, primarily due to decreases in professional services costs. In 2017 the Company had an increase in general and administrative expenses that reflected strategic initiatives taken to grow the commercial real estate business such as costs incurred to transition third party property management and leasing functions internally.

REIT evaluation/conversion costs for the nine months ended September 30, 2017 were $11.4 million related to the Company's conversion to a real estate investment trust, as compared to the nine months ended September 30, 2018 in which no such charges were incurred.
Other income (expense), net was a net expense of $18.0 million in the nine months ended September 30, 2018 compared to a net expense of $13.0 million in the nine months ended September 30, 2017. The change from the prior year was primarily due to a $7.9 million increase in interest expense offset by a $2.2 million change in the adjustment to reduce the carrying amount of tax equity solar investments.
Income tax (expense) benefit was a benefit of $1.8 million in the nine months ended September 30, 2018 due to a taxable loss incurred in the operations of the Company's taxable REIT subsidiary. During the nine months ended September 30, 2017, the Company generated operating income of $32.4 million and a related income tax expense of $6.4 million.
Net gain (loss) on sale of improved property and ground leased land during the nine months ended September 30, 2018 was $49.8 million due to the aggregate gain realized on the sales of six mainland properties (Concorde Commerce Center, Deer Valley Financial Center, 1800 and 1820 Preston Park, Little Cottonwood Center, Royal MacArthur Center, and Sparks Business Center) and three Hawai`i assets (Stangenwald Building, Judd Building and land underlying a ground lease) as compared to a gain on the sale of a Hawai`i commercial property (Maui Clinic Building) of $3.0 million during the nine months ended September 30, 2017.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate - Third quarter of 2018 compared with 2017

	Three Months Ended September 30,
(dollars in millions, unaudited)	2018	2017	Change
Commercial Real Estate operating revenue	$35.9	$33.9	5.9%
Commercial Real Estate operating costs and expenses	(19.2)	(19.2)	—%
Selling, general and administrative	(1.4)	(1.9)	26.3%
Intersegment operating revenue, net[1]	0.6	0.9	(33.3)%
Other income/(expense), net	—	(0.1)	100.0%
Commercial Real Estate operating profit (loss)	$15.9	$13.6	16.9%
Operating profit (loss) margin	44.3%	40.1%
Cash Net Operating Income ("Cash NOI")[2]
Hawai`i	$22.1	18.5
Mainland	—	2.7
Total	$22.1	$21.2

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$18.8	$17.8
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (end of period)
Hawai`i	3.4	3.0
Mainland	—	1.8
Total improved	3.4	4.8
Hawai`i ground leases (acres at end of period)	109	117
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 31 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue increased 5.9%, or $2.0 million to $35.9 million for the third quarter ended September 30, 2018, as compared to the third quarter ended September 30, 2017. Operating profit increased 16.9%, or $2.3 million, to $15.9 million for the third quarter ended September 30, 2018, as compared to the second quarter ended September 30, 2017. Results reflect increases in Hawai`i same-store rents offset by the cumulative impact of the sales and acquisitions of assets in 2018. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment, properties held for sale and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation. New developments and redevelopments are generally considered stabilized upon the initial attainment of 90% occupancy.
Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial portfolio's occupancy and same-store occupancy percentage summarized by property type as of September 30, 2018 and 2017 was as follows:

Occupancy
	As of	As of	Percentage Point Change
	September 30, 2018	September 30, 2017
Retail	92.7%	92.5%	0.2
Industrial	90.2%	94.2%	(4.0)
Office	91.7%	91.9%	(0.2)
Total	91.9%	93.0%	(1.1)

Same-Store Occupancy
	As of	As of	Percentage Point Change
	September 30, 2018	September 30, 2017
Retail	92.7%	92.8%	(0.1)
Industrial	89.2%	94.3%	(5.1)
Office	91.7%	93.5%	(1.8)
Total	91.5%	93.3%	(1.8)
GLA was 3.4 million square feet at September 30, 2018, compared to 4.0 million square feet as of December 31, 2017, as a result of the following activity:

Dispositions			Acquisitions
Date	Property	GLA (SF)	Date	Property	GLA (SF)
3/18	Sparks Business Center	396,100	2/18	Laulani Village	175,600
3/18	Preston Park	198,800	2/18	Hokulei Village	119,200
3/18	Little Cottonwood Center	141,500	2/18	Pu`unene Shopping Center	120,400
1/18	Concorde Commerce Center	138,700	7/18	The Collection	12,000
2/18	Deer Valley Financial Center	126,600
3/18	Royal MacArthur Center	44,900
3/18	Stangenwald Building	27,100
3/18	Judd Building	20,200
3/18	Kaiser Permanente Ground Lease	N/A
	Total improved dispositions	1,093,900		Total improved acquisitions	427,200
Commercial Real Estate - First nine months of 2018 compared with 2017

	Nine Months Ended September 30,
(dollars in millions, unaudited)	2018	2017	Change
Commercial Real Estate operating revenue	$104.9	$101.4	3.5%
Commercial Real Estate operating costs and expenses	(57.0)	(56.9)	(0.2)%
Selling, general and administrative	(4.7)	(4.9)	4.1%
Intersegment operating revenue, net[1]	1.9	2.1	(9.5)%
Other income/(expense), net	(0.1)	(0.4)	75.0%
Commercial Real Estate operating profit (loss)	$45.0	$41.3	9.0%
Operating profit (loss) margin	42.9%	40.7%
Cash Net Operating Income ("Cash NOI")[2]
Hawai`i	$63.6	55.5
Mainland	1.5	8.3
Total	$65.1	$63.8

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$55.9	$53.8
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 31 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue increased 3.5%, or $3.5 million to $104.9 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Operating profit increased 9.0%, or $3.7 million to $45.0 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Results reflect increases in Hawai`i same-store rents. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment, properties held for sale and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation. New developments and redevelopments are generally considered stabilized upon the initial attainment of 90% occupancy.
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
Cash Net Operating Income ("Cash NOI") is a non-GAAP measure used internally in evaluating the unlevered performance of the Company's Commercial Real Estate portfolio. The Company believes Cash NOI provides useful information to investors regarding the Company's financial condition and results of operations because it reflects only those cash income and expense items that are incurred at the property level, and when compared across periods, can be used to determine trends in earnings of the Company's properties as this measure is not affected by non-cash revenue and expense recognition items, the impact of depreciation and amortization expenses or other gains or losses that relate to the Company's ownership of properties. The Company believes the exclusion of these items from operating profit (loss) is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating the Company's Commercial Real Estate portfolio as well as trends in occupancy rates, rental rates, and operating costs. Cash NOI should not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

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

A reconciliation of Commercial Real Estate operating profit (loss) to Commercial Real Estate Cash NOI for the three and nine months ended September 30, 2018 and 2017 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unaudited)	2018	2017	2018	2017
Commercial Real Estate Operating Profit (Loss)	$15.9	$13.6	$45.0	$41.3
Plus: Depreciation and amortization	7.2	6.6	20.5	19.7
Less: Straight-line lease adjustments	(2.0)	(0.3)	(2.7)	(1.3)
Less: Favorable/(unfavorable) lease amortization	(0.4)	(0.7)	(1.4)	(2.2)
Less: Termination income	—	—	(1.1)	—
Plus: Other (income)/expense, net	—	0.1	0.1	0.4
Plus: Selling, general, administrative and other expenses	1.4	1.9	4.7	5.9
Commercial Real Estate Cash NOI	$22.1	$21.2	$65.1	$63.8
Land Operations - Third quarter of 2018 compared with 2017
Direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project's asset class, geography and timing are inherently variable. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawai`i generally provides higher margins than does the sale of developed property, due to the low historical cost basis of the Company's land owned in Hawai`i. Consequently, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's balance sheet do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

	Three Months Ended September 30,
(in millions, unaudited)	2018	2017
Development sales revenue	$9.0	$1.5
Unimproved/other property sales revenue	9.1	15.4
Other operating revenues[1]	5.9	5.7
Total Land Operations operating revenue	24.0	22.6
Land operations costs and operating expenses	(19.3)	(17.4)
Earnings (loss) from joint ventures	4.5	2.9
Reductions in solar investments, net	(0.1)	(0.4)
Interest and other income (expense), net	4.0	2.7
Total Land Operations operating profit (loss)	$13.1	$10.4
1 Other operating revenues includes revenue related to trucking, renewable energy and diversified agriculture. In December 2016, the Company completed its final sugar harvest and ceased its sugar operations. The results of sugar operations have been presented within discontinued operations for all periods presented.

Third quarter of 2018: Land Operations revenue for the third quarter ended September 30, 2018 was $24.0 million and included sales of 22 units at the Company's Kamalani project in Kihei, Maui, the sale of 313 acres to the State of Hawai`i for the expansion of the Kahului airport on Maui, and trucking service and power sales revenues.
The Land Operations segment incurred an operating profit of $13.1 million during the third quarter ended September 30, 2018 that primarily resulted from the Kahului airport expansion sale and an increase in earnings from the Company's real estate development-related joint ventures and investments. The Land Operations segment results also included a $0.1 million non-cash reduction in the carrying value of the Company's Solar Investment and $4.0 million of other net income primarily resulting from the sale of the Company's equity investment in a real estate development-related joint venture.
Third quarter of 2017: Land Operations operating revenue and operating profit were $22.6 million and $10.4 million during the third quarter ended September 30, 2017, respectively. Operating results for the Land Operations segment included sales related to a 293-acre parcel in Haiku, Maui, a 273-acre parcel on the island of Kauai, and a 1.5-acre parcel at Maui Business Park II, as well as earnings from the Company's real estate development-related joint ventures and investments. The segment results also included segment operating expenses of $17.4 million and non-cash reductions in the carrying value of the Company's Solar Investment of $0.4 million.
Land Operations - First nine months of 2018 compared with 2017

	Nine Months Ended September 30,
(in millions, unaudited)	2018	2017
Development sales revenue	$42.8	$6.1
Unimproved/other property sales revenue	11.5	21.4
Other operating revenues[1]	18.3	18.2
Total Land Operations operating revenue	72.6	45.7
Land operations costs and operating expenses	(71.8)	(40.7)
Earnings (loss) from joint ventures	6.0	3.6
Reductions in solar investments, net	(0.4)	(2.6)
Interest and other income (expense), net	2.9	3.7
Total Land Operations operating profit (loss)	$9.3	$9.7

1 Other operating revenues includes revenue related to trucking, renewable energy and diversified agriculture. In December 2016, the Company completed its final sugar harvest and ceased its sugar operations. The results of sugar operations have been presented within discontinued operations for all periods presented.

First nine months of 2018: Land Operations revenue was $72.6 million and included sales of 68 units for the Company's Kamalani project in Kihei, Maui, the sale of one Kahala Avenue parcel, the sale of 313 acres to the State of Hawai`i for the expansion of the Kahului airport on Maui, and trucking service and power sales revenues. The Land Operations segment incurred an operating profit of $9.3 million during the nine months ended September 30, 2018 that primarily resulted from the Kahului airport expansion sale and an increase in earnings from the Company's real estate development-related joint ventures and investments. The Land Operations segment results also included a $0.4 million non-cash reduction in the carrying value of the Company's Solar Investment and $2.9 million from other net income primarily resulting from the sale of the Company's equity investment in a real estate development-related joint venture offset by other pension expense.
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
Discontinued Operations - Third quarter of 2018 compared with 2017 and First nine months of 2018 compared with 2017
The revenue, operating income (loss), and after-tax effects of discontinued operations for the third quarters ended September 30, 2018 and 2017 and the first half of 2018 compared with 2017 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unaudited)	2018	2017	2018	2017
Sugar operations revenue	$—	$0.4	$—	$22.9
Cost of discontinued sugar operations	0.3	1.5	0.4	25.1
Operating income (loss) from sugar operations	(0.3)	(1.1)	(0.4)	(2.2)
Gain (loss) on asset dispositions	—	(0.2)	0.1	6.0
Income (loss) from discontinued operations before income taxes	(0.3)	(1.3)	(0.3)	3.8
Income tax benefit (expense)	0.1	0.5	0.1	(1.4)
Income (loss) from discontinued operations, net of income taxes	$(0.2)	$(0.8)	$(0.2)	$2.4
Third quarter of 2018: Loss from discontinued operations, net of income taxes was $0.2 million during the third quarter ended September 30, 2018; see Note 14 "Cessation of Sugar Operations".
Third quarter of 2017: Loss from discontinued operations, net of income taxes of $0.8 million during the third quarter of 2017 reflected exit related costs, as well as property removal and restoration costs. See Note 14 "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities.
First nine months of 2018: There was no income (loss) from discontinued operations, net of income taxes during the nine months ended September 30, 2018; see Note 14 "Cessation of Sugar Operations".
First nine months of 2017: Income from discontinued operations, net of income taxes of $2.4 million during the first nine months of 2017 reflected the gain on asset dispositions and the results of operations related to the final sugar voyage, partially offset by cessation-related costs. During the first nine months of 2017, the Company sold mobile equipment assets, its bulk sugar transportation vessel and factory equipment, which resulted in a total gain of $6.0 million. Additionally, the Company recognized revenue and operating profit during the first nine months of 2017, primarily related to the final delivery of sugar inventory, which occurred in January 2017. The cessation charges included costs related to employee severance and benefits, as well as property removal, restoration and other exit-related costs. See Note 14 "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities.

Materials & Construction - Third quarter of 2018 compared with 2017

	Three Months Ended September 30,
(in millions, unaudited)	2018	2017	Change
Materials & Construction operating revenue	$59.5	$55.0	8.2%
Operating Profit (Loss)	$3.4	$6.5	(47.7)%
Operating margin percentage	5.7%	11.8%
Depreciation and amortization	$3.0	$3.1	(3.2)%
Aggregate tons delivered (tons in thousands)	191.2	179.7	6.4%
Asphalt tons delivered (tons in thousands)	152.3	165.8	(8.1)%
Backlog[1,2] at period end	$157.4	$211.3	(25.5)%
1 Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. As of September 30, 2018 and 2017, $12.2 million and $31.8 million are government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its Prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. Maui Paving's backlog at September 30, 2018 and 2017 was $4.0 million and $12.9 million, respectively.
2 As of September 30, 2018 and 2017, the backlog included contractual revenue with related parties of $2.7 million and $1.0 million, respectively.
Materials & Construction revenue was $59.5 million for the third quarter ended September 30, 2018, compared to $55.0 million for the third quarter ended September 30, 2017. Backlog at the end of September 30, 2018 was $157.4 million, compared to $202.1 million as of December 31, 2017.
Operating profit was $3.4 million for the third quarter ended September 30, 2018, compared to $6.5 million for the third quarter ended September 30, 2017. Operating profit was negatively impacted by lower quarry production volume, lower joint venture earnings and higher general and administrative expenses related to process improvement initiatives. Earnings from joint venture investments are not included in segment revenue but are included in operating profit.
Materials & Construction - First nine months of 2018 compared with 2017

	Nine Months Ended September 30,
(in millions, unaudited)	2018	2017	Change
Materials & Construction operating revenue	$167.3	$155.7	7.5%
Operating Profit (Loss)	$7.2	$18.8	(61.7)%
Operating margin percentage	4.3%	12.1%
Depreciation and amortization	$9.1	$9.2	(1.1)%
Aggregate tons delivered (tons in thousands)	542.0	526.3	3.0%
Asphalt tons delivered (tons in thousands)	412.6	442.9	(6.8)%
Materials & Construction revenue was $167.3 million for the nine months ended September 30, 2018, compared to $155.7 million for the nine months ended September 30, 2017.
Operating profit was $7.2 million for the nine months ended September 30, 2018, compared to $18.8 million for the nine months ended September 30, 2017. Operating profit was negatively impacted by lower margins primarily due to reduced quarry production and paving volumes, lower pricing margins, lower joint venture earnings and higher general and administrative expenses related to process improvement initiatives and personnel transition costs. Earnings from joint venture investments are not included in segment revenue but are included in operating profit.

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
Cash Flows: Cash flows from operations was $37.7 million for the nine months ended September 30, 2018, while cash flows used in operations for the nine months ended September 30, 2017 was $45.2 million. The change in cash flows from operating activities is primarily attributable to an increase in cash received from the Company's real estate development sales, as well as a decrease in cash outlays related to the Company's pension plan contributions for the nine months ended September 30, 2018 as compared to the comparable period in the prior year.
Cash flows used in investing activities was $60.8 million and $44.6 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, the net cash used in investing activities included cash outlays of $241.6 million related to capital expenditures, which included cash outflows of $194.7 million related to the Company's acquisitions of Laulani Village Shopping Center ("Laulani Village"), Hokulei Village Shopping Center, and Pu`unene Shopping Center (collectively, "TRC Acquisition") and cash outlays of $6.9 million related to the Company's acquisition of the five commercial units at The Collection, a high-rise residential condominium project on Oahu, from its joint venture partners. Cash used in investing activities during the nine months ended September 30, 2018 also included $21.3 million related to investments in unconsolidated affiliates. Cash flows from investing activities during the nine months ended September 30, 2018 included proceeds of $169.3 million resulting from the sales of six mainland properties and three Hawai`i assets. Other investing cash flow activity during the nine months ended September 30, 2018 included $32.8 million of proceeds from joint ventures and other investments.
Net cash flows used in investing activities for capital expenditures were as follows:

	Three Months Ended September 30,
(in millions, unaudited)	2018	2017	Change
Commercial real estate property acquisitions/improvements	$16.8	$5.6	200.0%
Tenant improvements	1.9	2.5	(24.0)%
Quarrying and paving	1.9	1.1	72.7%
Agribusiness and other	1.0	1.1	(9.1)%
Total capital expenditures¹	$21.6	$10.3	109.7%

	Nine Months Ended September 30,
(in millions, unaudited)	2018	2017	Change
Commercial real estate property acquisitions/improvements	$226.8	$22.0	9X
Tenant improvements	6.7	4.0	67.5%
Quarrying and paving	6.0	5.1	17.6%
Agribusiness and other	2.1	2.6	(19.2)%
Total capital expenditures¹	$241.6	$33.7	6X

[1]
Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the tables above.

Net cash flows used in financing activities was $72.4 million for the nine months ended September 30, 2018, as compared to net cash provided by financing activities for the nine months ended September 30, 2017 of $94.3 million. The change in cash flows used in financing activities in 2018 as compared to 2017 was primarily due to $156.6 million of cash dividends paid made in connection with the Special Distribution to the Company's shareholders related to the REIT Conversion, offset by the net impact of proceeds from the issuance and payments of long-term debt.
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
Other Sources of Liquidity: Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade and income tax receivables, contracts retention, and inventories, totaling $123.4 million at September 30, 2018, a decrease of $50.7 million from December 31, 2017. The decrease is primarily due to a reduction in cash from capital expenditures and asset acquisitions during the nine months ended September 30, 2018.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. At September 30, 2018, the Company had $124.1 million of revolving credit borrowings outstanding, $11.8 million in letters of credit had been issued against the facility, and $314.1 million remained unused.
Balance Sheet: The Company had working capital of $53.9 million as of September 30, 2018, which is an increase of $705.9 million, from a $652.0 million working capital deficit as of December 31, 2017. The change in the working capital is primarily due to cash dividends of $156.6 million paid and stock dividends of $626.4 million issued in January 2018, offset by a decrease in cash due primarily to capital expenditures and asset acquisitions.
Tax-Deferred Real Estate Exchanges:
Sales: During the third quarter ended September 30, 2018, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code §1031 and §1033 totaled approximately $8.5 million from the sale of a land parcel on Maui.
Purchases: During the third quarter ended September 30, 2018, there were no acquisitions utilizing proceeds from tax-deferred sales or condemnations.
Proceeds from §1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from §1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2018, there were approximately $8.5 million from tax-deferred condemnations and no proceeds from tax-deferred sales that had not yet been reinvested.

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2018, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

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
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective.
(b)    Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal third quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the "Legal Proceedings and Other Contingencies" section in Note 3 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in the Company's most recent annual report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2018	1,670	$25.13	—	—
August 1-31, 2018	—	$—	—	—
September 1-30, 2018	—	$—	—	—
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

ITEM 5. OTHER INFORMATION
None.

EXHIBIT INDEX

10.b.1.(iv)	Alexander & Baldwin, Inc. Amended and Restated 2012 Incentive Compensation Plan, as assumed on November 8, 2017, as further amended and restated effective January 23, 2018.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017, (v) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

November 2, 2018	By: /s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer

November 2, 2018	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Vice President, Chief Accounting Officer and Controller