Form 10-K
period 2018-12-31
Alexander & Baldwin, Inc.
filed 2019-02-28
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Number of shares of Common Stock outstanding at February 15, 2019:
72,092,013
Aggregate market value of Common Stock held by non-affiliates at June 30, 2018:
$1,596,749,025
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Portions of Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders (Part III of Form 10-K)

TABLE OF CONTENTS
PART I
PART II

PART III
PART IV

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2018
PART I
ITEM 1. BUSINESS
Business and Strategy
Alexander & Baldwin, Inc. (“A&B” or the “Company”) is a fully integrated real estate investment trust ("REIT") whose history in Hawai`i dates back to 1870. Over time, we have evolved from a 571-acre sugar plantation on Maui to become one of Hawai`i's premier real estate companies and the owner of the largest anchored neighborhood shopping center portfolio in the state. After a long period as a holding company of operationally and geographically disperse business interests and assets, the Company has established a strategic intent to become a Hawai`i-focused commercial real estate company. This strategy is intended to leverage the Company's extensive local market knowledge and real estate expertise to create value for both shareholders and the community. The Company has made significant progress in implementing that strategy, including the complete migration of its commercial real estate portfolio to Hawai`i ("Migration Strategy") such that the share of cash net operating income ("NOI") generated by Hawai`i commercial assets has grown from about 43% in 2012 to 98% in 2018 and will be 100% in 2019.
The Company owns 18 retail centers in Hawai`i, nine industrial assets, four office properties for a total portfolio gross leasable area ("GLA") of 3.5 million square feet at the end of 2018. A&B also owns a portfolio of ground leases comprising 108.7 acres in Hawai`i and over 45,000 acres of land in Hawai`i, primarily conservation- and agriculture-zoned, but also urban-zoned land suitable for future development.
A&B's real estate legacy began in 1949 as a developer, master planning the community of Kahului, Maui and providing homes for sale to the Company's plantation employees. While our historic development activity has included both for-sale and for-hold projects, today, we are emphasizing development of income-producing commercial real estate in Hawai`i. Where the Company owns lands for which the highest and best use is residential development or other for-sale product, we seek to monetize these land assets earlier in the development cycle.
In addition, through our wholly owned subsidiary, Grace Pacific LLC ("Grace" or "GP"), the Company operates a materials and construction company in Hawai`i and, through McBryde Resources, LLC, owns and operates several renewable energy assets.
Our Company has a long history, deep relationships and a strong reputation in Hawai`i. In order to maximize value to shareholders and our communities, we are committed to working as "Partners for Hawai`i" and emphasizing investments and activities that enhance the quality of life in the Hawai`i community. Through this commitment and the underpinning of our vision, mission and values, which emphasize integrity and community, we have excelled throughout our 149-year history and have the opportunity to create value for our shareholders in the future.
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

•
Land Operations: involves the management and optimization of A&B's land and related assets primarily through the following activities: planning, zoning, financing, constructing, selling, and investing in real property; leasing agricultural land; and renewable energy. Primary assets include landholdings, renewable energy assets (investments in hydroelectric and solar facilities and power purchase agreements) and development-for-sale projects and investments. Financial results from this segment are principally derived from renewable energy operations, income/loss from real estate joint ventures, real estate development sales and fees, and land parcel sales.

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
Proportionately, the CRE segment represents 68.8% of the Company's business, Land Operations represents 15.7% and Materials & Construction represents 13.4% (determined based upon segment assets as a percentage of total assets at December 31, 2018). Additional information about our business segments is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements," which are included elsewhere in this Form 10-K.
The Company's strategy is principally focused on:

•
Growing recurring income streams by leveraging several sources of CRE portfolio growth, including effective leasing and property management, investments in repositioning and redevelopment of existing assets, ground-up development of new assets, purchase of new assets using tax-deferred exchange funds from land sales, and purchase of new assets using the Company's balance sheet;

•	Monetization of development-for-sale pipeline and related investments;

•	Employing landholdings at their highest and best use or monetizing them when realizable values exceed the NPV of alternative uses;

•	Leveraging the Materials & Construction's segment's strong market position and vertical integration to increase earnings and cash flow; and

•	Continuing to practice disciplined and prudent financial management and capital allocation to maintain balance sheet strength and financial flexibility.
Key strategic activities and initiatives by segment are discussed below.
Commercial Real Estate Strategy
Our commercial real estate strategy focuses on Hawai`i, where we benefit from the Company’s deep relationships in the islands, as well as a market positioned for stability and growth, given the state’s robust economic performance and lack of commercially-entitled lands. With a median household income nearly 28.9% above the U.S. national average, the lowest unemployment rate in the nation at 2.4%, solid personal income growth exceeding 2.0% per annum, and a comparatively low square footage of strip retail GLA per capita on Oahu, the Hawai`i retail market compares favorably with other top-tier retail markets in the U.S. Similarly, given the severe shortage of industrial land supply in Hawai`i, industrial market rents and per square foot values exceed those achieved in other U.S. markets, making Hawai`i a high-performing industrial market despite its geographic isolation. In addition to strong resident demographics and market fundamentals, the Hawai`i commercial real estate market is supported by a growing and resilient tourism industry as well as consistently high levels of government spending due to Hawai`i’s strategic defense location between the U.S. and Asia. Therefore, as a result of the Company's Migration Strategy, not only have our assets been concentrated where management is best able to enhance portfolio performance, but the overall asset quality of our portfolio has significantly improved.
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

◦	Investing in the repositioning and redevelopment of existing assets at an appropriate risk-adjusted return on capital;

◦	Developing new commercial properties at an appropriate risk adjusted return on capital; and

◦	Selectively acquiring commercial real estate assets in Hawai`i markets at returns that exceed the Company’s risk-adjusted cost of capital.

•
Evaluate other commercial property investment opportunities, such as leased fee assets or other commercial real estate types, when the acquisitions are strategically consistent with the value creation objectives of the Company.

Land Operations Strategy

A&B strives to maximize value in its landholdings by employing land at its highest and best use to the benefit of shareholders, employees, its communities and other key stakeholder groups. Certain lands owned by the Company are designated for current or future urban uses and are in various stages of entitlement. For those lands, we intend to continue the entitlement processes and pursue either development of commercial real estate assets for our own portfolio, or monetization over time through sales of land or developed properties. In pursuit of these objectives, the Company intends to:

•	Actively market and sell available development inventory;

•	Entitle certain Hawai`i lands to respond to market demand while meeting community needs;

•	Monetize development-for-sale assets when appropriate to manage risk and return and shift capital to CRE uses;

•	Utilize joint venture structures and third-party capital when pursuit of development-for-sale projects is warranted; and

•	Maintain a disciplined approach to risk management that includes careful assessment of market conditions/risks, prudent structuring of transactions, and maintaining fiscal discipline.
The Company also owns land that is not designated for development including agricultural lands, conservation/watershed lands, quarry sites and land underlying or supporting renewable energy assets. To employ these landholdings at their highest and best use, the Company intends to:

•	Generates revenue by leasing or selling land to diversified agricultural producers;

•	Maintain access to irrigation water to support current and future diversified agriculture activities; and

•	Ensure the effective management and stewardship of watershed and supporting lands.

Materials & Construction Strategy
The Materials & Construction segment of A&B is principally comprised of its subsidiary Grace Pacific. GP is a diversified and vertically integrated construction materials and hot mix asphalt paving contractor based in Kapolei, Hawai`i with operations throughout the Hawaiian Islands. The majority of GP’s paving operations serves public sector clients at the Federal, State and County/Municipal levels. GP owns seven hot-mix asphalt plants throughout the state that support its internal paving operations and third-party customers. GP also owns and operates a rock quarry and processing plant in Makakilo, Hawai`i that is strategically located on the west side of Oahu. Due to the high cost of transporting aggregate and the limited shelf life of asphaltic concrete once it is produced, GP’s Makakilo quarry and hot mix plant are ideally located to service Oahu’s growth areas.
GP’s vertically integrated production model includes partial ownership of an import terminal for liquid asphalt. These additional resources ensure GP’s access to raw materials and enable it to compete cost effectively. In addition, GP offers a variety of related for-sale and for-rent services including temporary and permanent roadway traffic control (GP Roadway Solutions), Microguard HVAC and tile coatings (GP Maintenance Solutions), custom signage (Peterson Sign Company), unistrut (Unistrut Hawai`i), and structural precast/prestressed concrete (GPRM Prestress). GP is a 50% owner of Maui Paving, LLC ("Maui Paving") which operates primarily on the island of Maui.
GP has undergone a review of operations over the past year, and certain improvements were identified that are expected to be implemented in 2019. In addition, as part of its broader intent to become a focused Hawai`i commercial real estate company, A&B is evaluating strategic options for the eventual monetization of some or all of the GP businesses. No timeline has been established for pursuit of these options.
Financial Strategy
The Company values a strong balance sheet with levels of debt and repayment schedules that would enable it to protect its ownership of assets through market cycles and to provide capital for opportunities to invest at attractive risk-adjusted returns.
To maintain this desired balance sheet posture, the Company intends to:

•	Maintain a disciplined capital allocation strategy with a focus on investments that have attractive risk-adjusted returns relative to the Company’s cost of capital.

•	Continue to enhance leverage metrics through earnings growth and debt reduction;

•	Ensure well-laddered debt maturities and minimize near-term maturing debt;

•	Maintain a high proportion of fixed-rate debt and a longer weighted-average maturity; and

•	Maintain a large unencumbered portfolio of assets

ITEM 2. PROPERTIES BY BUSINESS SEGMENTS
A.    Commercial Real Estate Segment
A summary of GLA and Cash NOI1 percentage by geographic location and property type as of and for the year ended December 31, 2018 were as follows:

Current GLA (sq. ft.)
Retail	2,238,500
Industrial	1,115,800
Office	143,600
Total	3,497,900

($ in thousands)	Cash NOI by Geography and Type[1]			Cash NOI as a % of Total Cash NOI[1]
	Hawai`i	Mainland	Total	Hawai`i	Mainland	Total
Retail	$56,525	$548	$57,073	65.2%	0.6%	65.8%
Industrial	12,822	516	13,338	14.8%	0.6%	15.4%
Office	4,191	446	4,637	4.8%	0.5%	5.3%
Ground	11,688	—	11,688	13.5%	—%	13.5%
Total	$85,226	$1,510	$86,736	98.3%	1.7%	100.0%
[1] Refer to page 42 for a discussion of management's use of non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures.
(1)    Commercial Properties
A&B’s commercial real estate portfolio consists of retail, industrial and office properties, comprising approximately 3.5 million square feet of GLA at December 31, 2018. Most of the commercial properties are located on Oahu and Maui, with smaller holdings on Kauai and the Island of Hawai`i. The occupancy for the portfolio was 92.4% and 93.5% at December 31, 2018 and 2017, respectively.

The commercial properties owned and their annualized base rent ("ABR") at December 31, 2018 were as follows:

	Property	Island	Year Built/ Renovated	Current GLA (SF)	Occupancy	ABR ($ in 000's)	ABR PSF
	Retail:
1	Pearl Highlands Center	Oahu	1992-1994	411,300	93.4%	$9,777	$26.11
2	Kailua Retail	Oahu	1947-2014, 2018	365,200	95.3%	11,596	35.84
3	Laulani Village	Oahu	2012	175,600	94.4%	6,121	36.91
4	Waianae Mall	Oahu	1975	170,300	87.4%	3,025	20.67
5	Manoa Marketplace	Oahu	1977	140,200	92.2%	4,304	33.83
6	Kaneohe Bay Shopping Center (Leasehold)	Oahu	1971	125,400	100.0%	3,050	24.32
7	Hokulei Village	Kauai	2015	119,200	98.4%	4,126	35.41
8	Waipio Shopping Center	Oahu	1986, 2004	113,800	95.6%	3,167	29.28
9	Aikahi Park Shopping Center	Oahu	1971	98,000	79.2%	1,711	22.05
10	The Shops at Kukui`ula	Kauai	2009	89,100	93.2%	4,206	52.06
11	Lanihau Marketplace	Hawai`i Island	1987	88,300	99.9%	1,850	20.96
12	Kunia Shopping Center	Oahu	2004	60,600	95.1%	2,120	39.65
13	Kahului Shopping Center	Maui	1951	45,300	96.9%	655	14.92
14	Napili Plaza	Maui	1991	45,600	73.0%	1,058	31.78
15	Gateway at Mililani Mauka	Oahu	2008, 2013	34,900	97.7%	1,827	53.63
16	Port Allen Marina Center	Kauai	2002	23,600	92.0%	574	26.49
17	The Collection	Oahu	2017	12,000	100.0%	98	54.02
18	Pu`unene Shopping Center	Maui	2017	120,100	N/A	—	—
	Subtotal – Retail			2,238,500	93.4%	$59,265	$30.83

	Industrial:
19	Komohana Industrial Park	Oahu	1990	238,300	81.2%	$2,422	$12.52
20	Kaka`ako Commerce Center	Oahu	1969	193,900	90.4%	2,626	15.08
21	Waipio Industrial	Oahu	1988-1989	158,400	100.0%	2,493	15.84
22	Opule Street Industrial	Oahu	2005-2006, 2018	151,500	N/A	—	—
23	P&L Warehouse	Maui	1970	104,100	90.9%	1,345	14.33
24	Honokohau Industrial	Hawai`i Island	2004-2006, 2008	85,700	98.3%	1,012	12.02
25	Kailua Industrial/Other	Oahu	1951-1974	69,000	89.7%	964	16.07
26	Port Allen	Kauai	1983, 1993	63,800	100.0%	702	11.00
27	Harbor Industrial	Maui	1930	51,100	72.2%	425	11.53
	Subtotal – Industrial			1,115,800	90.1%	$11,989	$13.88

	Office:
28	Kahului Office Building	Maui	1974	59,400	93.2%	$1,597	$29.40
29	Gateway at Mililani Mauka South	Oahu	1992, 2006	37,100	100.0%	1,638	44.10
30	Kahului Office Center	Maui	1991	33,400	85.2%	687	25.83
31	Lono Center	Maui	1973	13,700	100.0%	311	22.76
	Subtotal – Office			143,600	93.8%	$4,233	$32.14
	Total – Hawai`i Portfolio			3,497,900	92.4%	$75,487	$25.87

A&B also has a portfolio of commercial ground leases at December 31, 2018, as follows:

Ground Leases *	Location (City, Island)	Acres	Property Type	Exp. Year	Current ABR	Next Rent Step	Step Type	Next ABR ($ in $000)	Previous Rent Step	Previous Step Type	Previous ABR ($ in $000)
#1	Kaneohe, Oahu	15.4	Retail	2035	$2,800	2023	FMV Reset	FMV	2017	Fixed Step	$2,100
#2	Honolulu, Oahu	2.8	Retail	2040	1,344	2020	FMV Reset	FMV	2016	Fixed Step	1,296
#3	Kaneohe, Oahu	3.7	Retail	2048	990	2023	Fixed Step	1,059	2018	Option	694
#4	Kailua, Oahu	3.4	Retail	2062	753	2022	Fixed Step	963	2012	FMV Reset	160
#5	Pu`unene, Maui	52.0	Industrial	2034	751	2019	FMV Reset	FMV	2014	Fixed Step	626
#6	Kailua, Oahu	1.6	Retail	—	565	Month-to-Month	Month-to-Month	—	2017	Option	538
#7	Kailua, Oahu	2.2	Retail	2062	485	2022	Fixed Step	621	2012	FMV Reset	unknown
#8	Honolulu, Oahu	0.5	Retail	2028	340	2019	Fixed Step	348	2018	Fixed Step	252
#9	Honolulu, Oahu	0.5	Parking	2023	310	2019	Fixed Step	319	2018	Fixed Step	270
#10	Kailua, Oahu	1.2	Retail	2022	237	—	—	—	2013	FMV Reset	120
#11	Kahului, Maui	0.8	Retail	2026	235	2019	Fixed Step	242	2018	Fixed Step	228
#12	Kahului, Maui	0.4	Retail	2020	207	2019	Fixed Step	214	2018	Fixed Step	201
#13	Kailua, Oahu	3.3	Office	2037	200	2022	FMV Reset	FMV	2012	Negotiated	100
#14	Kahului, Maui	0.8	Industrial	2020	192	2019	Fixed Step	200	2018	Fixed Step	183
#15	Kailua, Oahu	0.9	Retail	2033	181	2019	FMV Reset	FMV	2014	Fixed Step	167
#16	Kahului, Maui	0.5	Retail	2029	168	2019	Fixed Step	173	2018	Fixed Step	163
#17	Kahului, Maui	0.4	Retail	2027	158	2022	Fixed Step	181	2017	Negotiated	128
#18	Kailua, Oahu	0.4	Retail	2022	144	2019	Fixed Step	151	2018	Negotiated	130
#19	Kailua, Oahu	0.4	Retail	2026	126	—	—	—	2017	Negotiated	63
#20	Kailua, Oahu	0.3	Retail	2026	110	—	—	—	2017	Negotiated	77
Remainder	Various	17.2	Various	Various	1,263	Various	Various
Total		108.7			$11,559

* Excludes intersegment ground leases, primarily from our Materials & Construction segment, which are eliminated in our consolidated results of operations.

(2)    Tenant Concentrations
A&B’s top ten tenants at December 31, 2018 (ranked by ABR) were as follows:

Tenant (a)	ABR ($ in 000's)	% of Total Portfolio ABR	GLA (SF)	% of Total Portfolio GLA
Albertsons Companies (including Safeway)	$4,470	5.9%	226,208	6.4%
Sam's Club	3,308	4.4%	180,908	5.2%
CVS Corporation (including Longs Drugs)	2,697	3.6%	150,411	4.3%
Foodland Supermarket & related companies	2,033	2.7%	114,739	3.2%
Ross Dress for Less	1,795	2.4%	65,484	1.9%
Coleman World Group	1,780	2.4%	115,495	3.3%
Ulta Salon, Cosmetics, & Fragrance, Inc.	1,508	2.0%	33,985	1.0%
24 Hour Fitness USA	1,375	1.8%	45,870	1.3%
Petco Animal Supplies Stores	1,316	1.7%	34,282	1.0%
Whole Foods Market	1,210	1.6%	31,647	0.9%
Total	$21,492	28.5%	999,029	28.5%

(a) Excludes intersegment ground leases, primarily from the Materials & Construction segment, which are eliminated in consolidated results.
(3)    Lease Expirations
The Company’s schedule of lease expirations for its total portfolio is as follows:

Expiration Year	Number of Leases	ABR Expiring ($ in 000's)	% of Total Portfolio Expiring ABR	Square Footage of Expiring Leases	% of Total Portfolio Leased GLA
2019	133	$8,276	9.7%	308,681	10.4%
2020	144	10,800	12.7%	433,778	14.5%
2021	129	11,666	13.7%	508,622	17.2%
2022	107	10,400	12.2%	335,294	11.2%
2023	98	8,045	9.4%	242,186	8.1%
2024	26	7,864	9.2%	313,726	10.5%
2025	22	3,450	4.0%	90,348	3.0%
2026	11	1,689	2.0%	35,424	1.2%
2027	12	3,031	3.6%	108,826	3.6%
Thereafter	50	16,889	19.8%	456,053	15.3%
Month-to-month	77	3,167	3.7%	149,357	5.0%
Total	809	$85,277	100%	2,982,295	100%
B.    Land Operations Segment
A&B's Land Operations segment creates value through actively deploying the Company's land and real estate-related assets to their highest and best use, and monetizing developments and land assets as appropriate. Primary activities of the Land Operations segment include managing and leasing agricultural land; stewarding conservation lands; planning, zoning, financing, constructing, purchasing, managing, selling, and investing in real property; and operating, investing in or leasing land for renewable energy assets.

(1)    Landholdings
At December 31, 2018, A&B owned 45,348 acres as follows:

Type	Segment	Maui	Kauai	Oahu	Molokai	Hawai`i Island	Total Acres
Land under commercial properties/ urban ground leases	CRE	99	33	206	—	15	353

Land in active development	CRE/Land Operations	188	—	2	—	—	190

Land used in other operations	Land Operations	21	20	—	—	—	41

Urban land, not in active development/use
Developable, with full or partial infrastructure	Land Operations	146	7	—	—	—	153
Developable, with limited or no infrastructure	Land Operations	186	29	—	—	—	215
Other	Land Operations	12	6	—	—	—	18
Subtotal - Urban land, not in active development		344	42	—	—	—	386
Agriculture-related
Agriculture	Land Operations	8,600	6,358	75	—	—	15,033
In urban entitlement process	Land Operations	357	260	—	—	—	617
Conservation & preservation	Land Operations	14,103	13,309	509	—	—	27,921
Subtotal - Agriculture-related		23,060	19,927	584	—	—	43,571
Materials & Construction	M&C	1	—	542	264	—	807
Total Landholdings		23,713	20,022	1,334	264	15	45,348
In December 2018, A&B sold approximately 41,000 acres of agricultural land located on the island of Maui to Mahi Pono, LLC, a third-party entity. In connection with the sale, on February 1, 2019, the Company sold 50% of its interest in East Maui Irrigation Company, LLC, which includes approximately 15,000 acres of agriculture-related land.

(2)    Development-for-sale Projects
The Company has an active development pipeline encompassing primary residential, resort residential and light industrial lots for sale across the State of Hawai`i. The following is a summary of the Company’s real estate development-for-sale portfolio at December 31, 2018:

							($ in millions)
Project	Location	Product Type	Est. Economic Interest	Planned Units or Saleable Acres	Units/ Acres Closed	Target Sales Price Range per SF/per Unit for Remaining	Est. Total Project/ Investment Cost	A&B Gross Investment (Life to Date)
Wholly Owned:
Kahala Avenue Portfolio	Honolulu, Oahu	Residential	100%	17.0 acres	14.0 acres	$150-$385	$135.0	$134.0
Kamalani (Increment 1)	Kihei, Maui	Primary residential	100%	170 units	126 units	$432	$60.0	$54.0
Maui Business Park (Phase II)	Kahului, Maui	Light industrial lots	100%	125.0 acres	35.0 acres	$38-$60	$77.0	$59.0
Joint Ventures:
Kukui`ula	Poipu, Kauai	Resort residential	85% +/- 5%	1,425 units	191 units	$1.1M per unit	$1,071.0	$323.0
Other Kukui`ula Related Investments	Poipu, Kauai	Resort residential	75% +/- 5%	60 units	49 units	$3.0M per unit	$118.0	$58.4
Kahala Avenue Portfolio: The Kahala Avenue Portfolio, on Oahu, was acquired for $128 million in 2013, primarily consisting of 30 properties totaling 17 acres in the prestigious Kahala neighborhood of East Honolulu. Through December 31, 2018, cumulative revenue from sales totaled $162.9 million. At December 31, 2018, 14.0 acres were sold, and 5 lots totaling 3.0 acres remain available.
Kamalani: Increment 1 of A&B’s Kamalani project is a 630-unit residential project on 95 acres in Kihei, Maui. Preliminary subdivision approval was secured in April 2015. Grading and site-work on the 170-unit Increment 1 commenced in 2016. At December 31, 2018, 44 units remained available for sale. As of February 28, 2019 the 44 remaining units were all under contract to be sold.
Maui Business Park: Maui Business Park II (“MBP II”) represents the second phase of the Company's Maui Business Park project in Kahului, Maui. MBP II is zoned for light industrial, retail and office use. At December 31, 2018, approximately 90 saleable acres remain available.
Kukui`ula and Other Kukui`ula Related Investments: In April 2002, A&B entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc. ("DMB"), an Arizona-based developer of master-planned communities, for the development of Kukui`ula on acreage that consisted of historical A&B landholdings. As of December 31, 2018, total capital contributed to the project was approximately $323.0 million, which included $30.0 million representing the value of land initially contributed by the Company. As of December 31, 2018, DMB has contributed approximately $195.0 million. In 2018, the joint venture recorded 28 sales of lots or homes.
Other Kukui`ula Related Investments includes joint venture investments in three vertical construction, development-for-sale projects at Kukui`ula, as well as notes receivable from a Kukui`ula development-for-sale project.
(3)    Renewable Energy
A&B is actively involved in the renewable energy field. It has renewable hydroelectric and solar power facilities on Kauai, operated by its wholly-owned subsidiary, McBryde Resources, Inc. (“McBryde”), and has invested over $37 million in solar projects on Kauai and Oahu.

In 2018, an estimated 23% of the energy used by Kauai residents was produced through renewable energy facilities that A&B operates, invests in, or leases the underlying land to third-party renewable energy operators. Through its own projects, investments and land leases, A&B played an important part in Kauai's achievement of 50% renewable energy in 2018.
McBryde produced 25,753 MWH of hydroelectric power (compared to 27,019 MWH in 2017) and 11,203 MWH of solar power from its Port Allen Solar Facility (compared with 11,056 MWH in 2017). To the extent it is not used in A&B-related operations, McBryde sells electricity to Kauai Island Utility Cooperative (“KIUC”). Power sales in 2018 amounted to 31,800 MWH (compared with 30,861 MWH in 2017).
In 2018, prior to the sale of its hydroelectric power facilities on Maui in conjunction with the sale of certain agricultural landholdings to Mahi Pono, the Company generated a limited amount of hydroelectric power in connection with irrigation operations to support diversified agricultural activities on Maui. The power was used in A&B-related operations, with any unused power being supplied for use by the Maui community. The Maui hydro-electric facility was sold in December 2018.
C.    Materials & Construction
(1)    Quarries and Quarry Facilities
Grace owns 542 acres in Makakilo, Oahu, approximately 200 acres of which are used for its quarrying operations. Approximately 718,000 tons of rock were mined and processed by Grace in 2018. The operation of the quarry is governed by special and conditional use permits, which allow Grace to extract aggregate through 2032. Grace also owns approximately 264 acres on Molokai, which are licensed to a third-party operator for quarrying operations.
(2)     Equipment
Grace owns approximately 850 pieces of on- and off-highway rolling stock, which consist of heavy duty trucks, passenger vehicles and various road paving, quarrying and operations equipment. Additionally, Grace owns approximately 580 pieces of non-rolling stock items used in its operations, such as generators, transit tankers, light towers, message boards and nuclear gauges. The Materials & Construction segment has six rock crushing plants and seven asphaltic concrete plants (three on Oahu, one on Maui, one on Kauai, one on the Island of Hawai`i, and one on Molokai).
(3)    Backlog
A change in the way local government entities are contracting for paving services has reduced the amount of paving work that meets the definition of backlog. Certain counties are now awarding "maintenance contracts" under which a contractor can secure all paving work within a certain geographic area, but jobs are not identified in advance, meeting the requirement for inclusion in backlog. This contributes, in part, to the year-over-year declines shown here in backlog.
At December 31, 2018, total backlog, including the backlog of Grace, GPRS, GP/RM Prestress, LLC ("GP/RM") and Maui Paving, a 50-percent-owned unconsolidated affiliate, was approximately $128.7 million, compared to $202.1 million at December 31, 2017. For purposes of calculating backlog, the entire estimated revenue attributable to Grace's consolidated subsidiaries and the entire backlog of Maui Paving, which was approximately $4.1 million and $10.6 million at December 31, 2018 and 2017, respectively, were included. Backlog represents the amount of revenue that Grace and Maui Paving expect to realize on contracts awarded or on government contracts in which Grace has been confirmed to be the lowest bidder and formal communication of the award is deemed to be perfunctory at the time of this disclosure. Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts.
The length of time that projects remain in backlog can span from a few days for a small volume of work to approximately 36 months for large paving contracts and contracts performed in phases. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders.
Employees and Labor Relations
As of December 31, 2018, A&B and its subsidiaries had 875 regular full-time employees, as compared to 836 regular full-time employees in the prior year. At the end of 2018, the Company's Materials & Construction segment employed 639 regular full-time employees. Approximately 51% of A&B's employees are covered by collective bargaining agreements with unions.
The 18 bargaining unit employees at Kahului Trucking & Storage, Inc. ("KT&S") are covered by a collective bargaining agreement with the ILWU that expires on March 31, 2021. There are two collective bargaining agreements with 19 A&B Fleet

Services employees on the Big Island and Kauai, represented by the ILWU.  Both the Kauai and Big Island agreements expire on August 31, 2020.
A collective bargaining agreement with the International Union of Operating Engineers AFL-CIO, Local Union 3 (“IUOE”) covers 180 of Grace’s employees, who are primarily classified as heavy-duty equipment operators, paving construction site workers, quarry workers, truck drivers and mechanics. The agreement expires on September 2, 2019.
Collective bargaining agreements with Laborers International Union of North America Local 368 (“Laborers”) cover 221 Grace employees. The traffic and rentals Laborers’ agreement expires on August 31, 2021; the precast/prestress concrete Laborers’ agreement expires on August 31, 2019; and the Laborers' agreement with fence, guardrail and sign installation workers expires on September 30, 2019.
A collective bargaining agreement with the Hawai`i Regional Council of Carpenters, United Brotherhood of Carpenters and Joiners of America, and its Affiliated Local Unions and General Contractors Labor Association and the Building Industry Labor Association of Hawai`i (“Carpenters”) cover 16 Grace employees.  The Carpenters agreement expires on August 31, 2019.
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
ITEM 1A. RISK FACTORS
A&B’s business and its common stock are subject to a number of risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K and the Company’s filings with the U.S. Securities and Exchange Commission. The risks and uncertainties faced by A&B are not limited to those described below, nor are they listed in order of significance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Additional risks and uncertainties not presently known to A&B or that it currently believes to be immaterial may also materially adversely affect A&B’s business, liquidity, financial condition, results of operation and cash flows. This Form 10-K also contains forward-looking statements that involve risks and uncertainties.
If any of the following events occur, A&B’s business, liquidity, financial condition, results of operations and cash flows could be materially adversely affected, and the trading price of A&B common stock could materially decline.
Risks Related to REIT Status
Qualification as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”).
Qualification as a REIT involves the application of highly technical and complex Code provisions to our operations and finances, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are only limited judicial and administrative interpretations of these provisions. Even a technical or inadvertent violation could jeopardize our REIT qualification. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence.
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
If, in any taxable year, we fail to qualify as a REIT, we would be subject to U.S. federal and state income tax on our taxable income at regular corporate rates, and we would not be allowed a deduction for distributions to shareholders in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which, in turn, could have an adverse impact on the value of our common stock. In addition, unless we are entitled to relief under certain Code provisions, we also would be disqualified from re-electing REIT status for the four taxable years following the year in which we failed to qualify as a REIT.
Our significant use of taxable REIT subsidiaries (“TRSs”) may cause us to fail to qualify as a REIT.
The net income of our TRSs is not required to be transferred to us, and such TRS income that is not transferred to us is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets, to represent more than 25% of the fair market value of our total assets, or causes the fair market value of our TRS securities alone to exceed 20% of the fair market value of our total assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT.
Complying with the REIT requirements may cause us to sell assets or forgo otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must continually satisfy various requirements concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. For example, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of some combination of “real estate assets” (as defined in the Code), cash, cash items and U.S. government securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to sell assets or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing our income, amounts available for distribution to our shareholders and amounts available for making payments on our indebtedness.
We may be required to borrow funds, sell assets or raise equity to satisfy our REIT distribution requirements, which could adversely affect our ability to execute our business plan and grow.
We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to maintain our qualification as a REIT. To the extent that we satisfy this distribution requirement and qualify as a REIT but distribute less than 100% of our REIT taxable income, including any net capital gains, we will be subject to tax at ordinary corporate tax rates on the retained portion. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code and avoid corporate income tax and the 4% annual excise tax.
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
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20%, exclusive of the 3.8% investment tax surcharge. Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividends. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, for taxable years that begin after December 31, 2017 and before January 1, 2026, shareholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT, subject to certain limitations.
The REIT ownership limitations and transfer restrictions contained in our articles of incorporation may restrict or prevent you from engaging in certain transfers of our common stock, could have unintended antitakeover effects, and may not be successful in preserving our qualification for taxation as a REIT.
For us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2018 taxable year. Also, our capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year beginning with our 2018 taxable year. In addition, a person actually or constructively owning 10% or more of the vote or value of the shares of our capital stock could lead to a level of affiliation between the Company and one or more of its tenants that could cause our revenues from such affiliated tenants to not qualify as rents from real property.
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
Our TRS assets and operations will continue to be subject to U.S. federal income taxes at regular corporate rates. We also may be subject to a variety of other taxes, including payroll taxes and state, local, and foreign income, property, transfer and other taxes on assets and operations. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. We also could incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis, or we also could be subject to tax in situations and on transactions not presently contemplated. Any of these taxes would decrease our earnings and our available cash.
If we dispose of an asset held at the REIT level during our first five years as a REIT and do not execute a qualifying tax-deferred exchange, we also will be subject to a federal and state corporate level tax on the gain recognized from such sale, up to the amount of the built-in gain that existed on January 1, 2017, which is based on the fair market value of such asset in excess of our tax basis in such asset as of January 1, 2017. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.
In addition, the Internal Revenue Service ("IRS") and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable years prior to the time we qualified as a REIT, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could cause us to pay an additional taxable distribution to our shareholders after the relevant determination.
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
We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to maintain our qualification as a REIT.
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the

IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect our investors or us. Revisions in U.S. federal tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT and the tax considerations relevant to an investment in us, or could cause us to change our investments and commitments.
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
Our articles of incorporation provide that the board of directors may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income, and we will be subject to U.S. federal income tax at regular corporate rates, which may have adverse consequences on our total return to our shareholders.
We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow and ability to satisfy debt service obligations, as well as the per share trading price of our common stock.
We began operating in compliance with the REIT requirements commencing with the taxable year ended December 31, 2017. Accordingly, our senior management team has limited experience operating a REIT, and we cannot assure you that our past operating experience will be sufficient to operate our company successfully as a REIT. Our limited experience operating as a REIT could, by adversely affecting our ability to remain qualified as a REIT or otherwise, adversely affect our financial condition, results of operations, cash flow and ability to satisfy debt service obligations, as well as the per share trading price of our common stock.
Risks Related to Our Business
Changes in economic conditions, particularly in Hawai`i, may adversely affect our Commercial Real Estate, Land Operations, and Materials & Construction segments.
Our business, including our assets and operations, is concentrated in Hawai`i, which exposes us to greater risks than if our assets and operations were more diversely located. A weakening of economic drivers in Hawai`i, which include tourism, military and consumer spending, public and private construction starts and spending, personal income growth, and employment, or the weakening of consumer confidence, market demand, or economic conditions on the Mainland and elsewhere, may adversely affect the level of real estate leasing activity in Hawai`i, the demand for or sale of Hawai`i real estate, and demand for our materials and construction products. In addition, an increase in interest rates or other factors could reduce the market value of our real estate holdings, as well as increase the cost of buyer financing that may reduce the demand for our real estate assets.
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
Grace Pacific competes in an industry that favors the lowest bid. Increasing competitive market conditions, including out-of-state or new in-state contractors competing for a limited number of projects available, could adversely impact our results of operations through market share erosion due to lost bids, as well as lower pricing and thus lower margins realized on successful bids. Grace also mines aggregate and imports asphalt for sale. Grace’s customers could seek alternative sources of supply, similar to some of its competitors that are importing liquid asphalt and aggregate.
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
Interest expense on our floating-rate debt ($196.4 million as of December 31, 2018) would increase if interest rates rise. Additionally, the interest expense associated with fixed-rate debt could rise in future periods when the debt matures and is refinanced. Furthermore, the value of our commercial real estate portfolio and the market price of our stock could decline if market interest rates increase and investors seek alternative investments with higher distribution rates.
Our significant agreements and leases could be replaced on less favorable terms or may not be replaced.
Our various businesses have significant agreements and leases that expire at various points in the future. These agreements and leases may not be renewed or could be replaced on less favorable terms.
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
We are subject to federal, state and local laws and regulations, including government rate, land use, environmental and tax regulations. Noncompliance with, or changes to, the laws and regulations governing our business could impose significant additional costs on us and adversely affect our financial condition and results of operations. For example, the real estate segments are subject to numerous federal, state and local laws and regulations, which, if changed, or not complied with may adversely affect our business. We frequently utilize §1031 of the Code to defer taxes when selling qualifying real estate and reinvesting the proceeds in replacement properties. This often occurs when we sell bulk parcels of land in Hawai`i or commercial properties in Hawai`i, all of which typically have a very low tax basis. A repeal of or adverse amendment to §1031 of the Code, which has often been considered by Congress, could impose significant additional costs on us. We are subject to Occupational Safety and Health Administration regulations, Environmental Protection Agency regulations, and state and county permits related to our operations. The Materials & Construction segment is additionally subject to Mine Safety and Health Administration regulations.
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
As of December 31, 2018, approximately 51% of our regular full-time employees were covered by collective bargaining agreements with unions. We may be adversely affected by actions taken by our employees or those of other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of our failure or that of other companies in our industry to negotiate collective bargaining agreements with such unions successfully. For example, in our Materials & Construction segment, a labor disruption resulting from a unionized workforce stoppage may significantly impede our production and ability to complete projects that are in process. Additionally, in our Land Operations segment, we may be unable to complete construction of a development-for-sale project if building materials or labor are unavailable due to labor disruptions in the relevant trade groups.
The loss of or damage to key vendor and customer relationships may impact our ability to conduct business and adversely affect our profitability.
Our business is dependent on our relationships with key vendors, customers and tenants. The loss of or damage to any of these key relationships may impact our ability to conduct business and adversely affect our profitability.
Interruption, breaches or failure of our information technology and communications systems could impair our ability to operate, adversely affect our financial condition, and damage our reputation.
We rely extensively on information technology and communication systems to process transactions and to operate and manage our business. Information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and cybersecurity-threatening intrusions. Further, we may experience failures caused by the occurrence of a natural disaster, terrorism, war, the intentional or inadvertent acts and errors by our employees or vendors, or other problems at our facilities. Despite our implementation of security measures, there can be no assurance that our efforts to maintain the security and integrity of our systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any failure, or security breaches, of our systems could result in improper uses of our systems and networks and interruptions in our operations, which in turn could have a material adverse effect on our income, cash flow, results of operations, financial condition, liquidity, and reputation. We may incur significant costs to remedy damages caused by disruptions to our systems. Similarly, our vendors and tenants rely extensively on computer systems to process transactions and manage their businesses and, thus, are also at risk from and may be impacted by cybersecurity attacks. An interruption in the business operations of our vendors and tenants resulting from a cybersecurity attack could indirectly impact our business operations.
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
Drought, greater than normal rainfall, hurricanes, low-wind conditions, earthquakes, tsunamis, floods, fires, other natural disasters, agricultural pestilence, or negligence or intentional malfeasance by individuals, may also adversely impact the conditions of the land and thereby harming the prospects for the Land Operations segment, including our renewable energy operations, and our land infrastructure and facilities, including dams and reservoirs.
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
Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results.
We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global or Hawai`i economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.
Risks Relating to Our Commercial Real Estate Segment
We are subject to a number of factors that could cause leasing rental income to decline.
We own a portfolio of commercial real estate assets. Factors that may adversely affect the portfolio’s profitability include, but are not limited to:

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

The bankruptcy or loss of key tenants in our commercial real estate portfolio may adversely affect our cash flows and profitability.
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
We may be unable to renew leases, lease vacant space, or re-lease space as leases expire, thereby increasing or prolonging vacancies, which could adversely affect our financial condition, results of operations, and cash flows.
We may not be able to renew leases, lease vacant space, or re-let space as leases expire. In addition, we may need to offer substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options to retain existing tenants or attract new tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases, or we do not re-let our available space, our financial condition, results of operations, and cash flows could be adversely affected.
Increases in operating expenses could adversely affect our operating results.
Our operating expenses include but are not limited to property taxes, insurance, utilities, repairs, and the maintenance of the common areas of our commercial real estate. We may experience increases in our operating expenses, some or all of which may be out of our control. Most of our leases require that tenants pay for a share of property taxes, insurance, and common area maintenance costs. However, if any property is not fully occupied or if recovery income from tenants is not sufficient to cover operating expenses, then we could be required to expend our own funds for operating expenses. In addition, we may be unable to renew leases or negotiate new leases with terms requiring our tenants to pay all the property tax, insurance, and common area maintenance costs that tenants currently pay, which could adversely affect our operating results.
Our retail centers may depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.
Some of our retail centers are anchored by large tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations, or declare bankruptcy, any of which could result in the termination of such tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. In addition, mergers or consolidations among retail establishments could result in the closure of existing stores or the duplication or geographic overlapping of store locations, which could include stores at our retail centers.
Loss of, or a store closure by, an anchor store or major tenant could significantly reduce our occupancy level or the rent that we receive from our retail centers. We may be unable to re-lease vacated space or to re-lease it on comparable or more favorable terms, or at all. In the event of default by an anchor store or major tenant, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with such parties.
Certain of our leases at our retail centers contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations, or terminate their leases, which could adversely affect our performance or the value of the applicable retail property.
Certain of the leases at our retail centers contain “co-tenancy” provisions that establish conditions related to a tenant’s obligation to remain open, the amount of rent payable by the tenant, or a tenant’s obligation to continue occupying space, including (i) the presence of a certain anchor tenant, (ii) the continued operation of an anchor tenant’s store, and (iii) minimum occupancy levels at the applicable retail center. If a co-tenancy provision is triggered by a failure of any of these conditions, a tenant could have the right to cease operations, to terminate its lease early, or to a reduction of its rent. In addition to these co-tenancy provisions, certain of the leases at our retail centers contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the applicable retail center, thereby decreasing sales for our other tenants at such retail center, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. Such provisions may also result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our leases result in lower revenue or tenant sales, tenants’ rights to terminate their leases early, or to a reduction of their rent, our performance or the value of the applicable retail center could be adversely affected.
We are subject to risks that affect the general retail environment, such as weakness in the economy, the level of consumer spending, the adverse financial condition of retailing companies, and competition from discount and internet retailers, which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our retail center.
As of December 31, 2018, the Company owned 18 retail commercial real estate assets. The retail environment and the market for retail space could be adversely affected by weakness in the local and broader economy, the level of consumer spending and consumer confidence, the adverse financial condition of large retail companies, consolidation in the retail sector, excess amount of retail space, and increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses.
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
We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
Our business strategy involves the acquisition of retail, office, industrial, and other properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria. We evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. We may be unable to acquire properties that we have identified as potential acquisition opportunities due to various factors, including but not limited to, the inability to (i) negotiate terms agreeable to the parties involved, (ii) satisfy conditions to closing, or (iii) finance the acquisition on favorable terms or at all. In addition, we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently not able to complete. If we are unable to acquire properties on favorable terms, or at all, our financial condition, results of operations, and cash flow could be adversely affected.
We face competition for the acquisition and development of real estate properties, which may impede our ability to grow our operations or may increase the cost of these activities.
We compete with many other entities for the acquisition of commercial real estate and land suitable for new developments, including other REITs, private institutional investors, and other owner-operators of commercial real estate. Larger REITs may enjoy competitive advantages that result from, among other things, a lower cost of capital. These competitors may increase the market prices we would have to pay in order to acquire properties. If we are unable to acquire properties that meet our criteria at prices we deem reasonable, our ability to grow may be adversely affected.
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

•
difficulty in complying with local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities, and water quality, as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats;

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
Commercial real estate investments are relatively illiquid.
Real estate investments are relatively illiquid. Our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited.  The real estate market is affected by many factors, such as general economic conditions, supply and demand, availability of financing, interest rates, and other factors that are beyond our control.  We cannot be certain that we will be able to sell any property for the price and other terms we seek, or that any price or other terms offered by a prospective purchaser would be acceptable to us.  We also cannot estimate with certainty the length of time needed to find a willing purchaser and to complete the sale of a property.  Factors that impede our ability to dispose of properties could adversely affect our financial condition and operating results.
Risks Relating to Our Land Operations Segment
We are subject to risks associated with real estate construction and development.
Our development-for-sale projects are subject to risks that are similar to those described in the “We are subject to risks associated with real estate construction and development” risk factor above, under the “Risks Relating to Our Commercial Real Estate Segment” section.
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
The value of our development projects and/or our joint venture investments is affected by a number of factors.
We have significant investments in various development projects and joint venture investments. Weakness in the real estate sector, especially in Hawai`i, difficulty in obtaining or renewing project-level financing, difficulty in obtaining governmental permits and authorizations, difficulty in securing infrastructure capacity or availability (e.g., water, sewer, and roads), and changes in our investment and development strategy, among other factors, may affect the fair value of these real estate assets owned by us or by our joint ventures. If the fair value of our joint venture development projects were to decline below the carrying value of those assets, and that decline was other-than-temporary, we would be required to recognize an impairment loss. Additionally, if the undiscounted cash flows of our development projects were to decline below the carrying value of those assets, we would be required to recognize an impairment loss if the fair value of those assets were below their carrying value.

Our ability to use or lease agricultural lands for agricultural purposes may be limited by government regulation.
Given the large scale of our agricultural landholdings on Kauai, many of the third parties to whom we lease land for agricultural purposes may be characterized as large scale commercial agricultural operations. Legislation passed on Kauai placed restrictions on the ability of such operations to use land within specified distances of highways, schools, oceans, streams, residences, parks, care homes, hospitals and other similar uses, to grow crops other than ground cover. This legislation also put significant restrictions regarding, and public notification obligations concerning, pesticide use on such operations and limited their ability to use genetically modified organism (GMO) crops. In November 2016, the Kauai legislation was invalidated by the courts. If additional legislative agricultural restrictions are passed, such as restrictions on the use of pesticides, our ability to use or lease lands for large scale agricultural purposes, and any rents that we can achieve for those lands, may be adversely affected.
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
Water availability also is critical to the successful implementation of farming plans on those lands purchased from us by Mahi Pono, LLC. As described our public filings associated with that sale, the inability to secure sufficient water for farming operations could trigger certain financial obligations. On Maui and Kauai, there are regulatory and legal challenges to water diversion from streams. If we or Mahi Pono are limited in our ability to divert stream waters for their use, this could trigger the aforementioned financial obligations.
Governmental entities have adopted or may adopt regulatory requirements related to our dams, reservoirs, and other water infrastructure that may adversely affect our operations.
We are subject to inspections and regulations that apply to certain of our dams, reservoirs, and other water infrastructure. Certain of these facilities have deficiencies noted by the State of Hawai`i, which we are working with the regulators to resolve. It is possible that current or future requirements imposed on landowners and dam owners/operators may require that we satisfy additional administrative and regulatory requirements and thereby increase the holding costs to us and/or decrease the operational utility of the subject facilities.

Risks Relating to Our Materials & Construction Segment
Our Materials & Construction segment’s revenue growth and profitability are dependent on factors outside of our control.
Our Materials & Construction segment’s ability to grow its revenues and improve profitability is dependent on factors outside of our control, which include, but are not limited to:

•
decreased government funding for infrastructure projects (see the “Economic downturns or reductions in government funding of infrastructure projects could reduce our revenues and profits from our materials and construction businesses” risk factor below);

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
Significant contracts may be canceled, or we may be disqualified from bidding for new contracts.
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
Due to the size and nature of the segment’s construction contracts, one or a few customers, such as the Federal Government, the State of Hawai`i, and the various counties in Hawai`i, have in the past and may in the future represent a substantial portion of consolidated segment revenues and gross profits in any one year or over a period of several consecutive years. Similarly, segment backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. The loss of business from any such customer, or a default or delay in payment on a significant scale by a customer, could have an adverse effect on our materials and construction businesses or results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
The information set forth under the "Legal Proceedings and Other Contingencies" section in Note 14 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, is incorporated herein by reference.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At February 15, 2019, there were 2,131 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.
The following performance graph compares the monthly dollar change in the cumulative shareholder return on the Company’s common stock:
The Company has decided to transition from displaying the Dow Jones US Real Estate, the Dow Jones US Industrial Average and the S&P Midcap 400 Indexes to displaying the FTSE Nareit All Equity REITs and the FTSE Nareit Equity Shopping Centers Indexes. With A&B’s recent conversion to a REIT, these REIT-related indexes provide a more applicable comparison to A&B.
Trading volume averaged 352,578 shares a day in 2018, 213,042 shares a day in 2017, and 178,858 shares a day in 2016. A&B stock is traded on the New York Stock Exchange under the ticker symbol "ALEX." A&B common stock is included in the Russell 2000 Index, Russell 3000 Index, and the S&P 400 Diversified REITs Sub Industry Index.

Securities authorized for issuance under equity compensation plans at December 31, 2018, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) [1]	(b) [1]	(c) [2]
Equity compensation plans approved by security holders	580,100	$12.91	1,936,052
Total	580,100	$12.91	1,936,052
1 Number of securities reflects the antidilutive adjustments to outstanding stock option awards, including the number of stock options and the weighted average price for such awards, as a result of the Company's Special Distribution that was declared on November 16, 2017 and settled on January 23, 2018 in connection with its conversion to a REIT.
2 Under the 2012 Incentive Compensation Plan, 1,936,052 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.
The following are the Company's recent purchases of equity securities and use of proceeds for the fourth quarter of fiscal year 2018.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2018	—	$—	—	—
November 1-30, 2018	—	$—	—	—
December 1-31, 2018	23,069	$19.87	—	—
1Represents shares accepted in satisfaction of tax withholding obligations arising upon the vesting of restricted stock unit awards.

ITEM 6. SELECTED FINANCIAL DATA
The following should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	Year Ended December 31,
(dollars in millions, except per share amounts)	2018[7]	2017	2016	2015	2014
Operating Revenue:
Commercial Real Estate	$140.3	$136.9	$134.7	$133.6	$125.3
Land Operations	289.5	84.5	61.9	120.2	96.7
Materials & Construction	214.6	204.1	190.9	219.0	234.3
Total operating revenue	644.4	425.5	387.5	472.8	456.3
Operating Costs and Expenses:
Cost of Commercial Real Estate	77.2	75.5	79.0	80.4	78.0
Cost of Land Operations	117.1	60.4	35.0	71.1	57.4
Cost of Materials & Construction	188.1	166.1	154.5	175.7	191.3
Selling, general and administrative	61.2	66.4	52.0	51.6	52.9
REIT evaluation/conversion costs[1]	—	15.2	9.5	—	—
Impairment of assets[2]	79.4	22.4	11.7	—	—
Total operating costs and expenses	523.0	406.0	341.7	378.8	379.6
Gain (loss) on the sale of improved property, net	51.4	9.3	8.1	(1.8)	—
Operating Income (Loss)	172.8	28.8	53.9	92.2	76.7
Other Income and (Expenses):
Income (loss) related to joint ventures	(4.1)	7.2	19.2	36.8	1.8
Impairment of equity method investments[3]	(188.6)	—	—	—	—
Interest and other income (expense), net	2.8	2.1	(1.7)	(2.5)	6.1
Reductions in solar investments, net[4]	(0.5)	(2.6)	(9.8)	(2.6)	(14.7)
Interest expense	(35.3)	(25.6)	(26.3)	(26.8)	(29.0)
Income (Loss) from Continuing Operations Before Income Taxes	(52.9)	9.9	35.3	97.1	40.9
Income tax benefit (expense)	(16.3)	218.2	(2.6)	(36.3)	(4.1)
Income (Loss) from Continuing Operations	(69.2)	228.1	32.7	60.8	36.8
Income (loss) from discontinued operations, net of income taxes	(0.6)	2.4	(41.1)	(29.7)	27.7
Net Income (Loss)	(69.8)	230.5	(8.4)	31.1	64.5
Income attributable to noncontrolling interest	(2.2)	(2.2)	(1.8)	(1.5)	(3.1)
Net Income (Loss) Attributable to A&B Shareholders	$(72.0)	$228.3	$(10.2)	$29.6	$61.4

Capital expenditures[5,6]	$296.1	$42.5	$119.6	$44.7	$75.1
Depreciation and amortization[6]	$42.8	$41.4	$119.5	$55.7	$55.0

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(1.01)	$4.63	$0.66	$1.15	$0.69
Discontinued operations available to A&B shareholders	(0.01)	0.05	(0.84)	(0.61)	0.57
Net income (loss) available to A&B shareholders	$(1.02)	$4.68	$(0.18)	$0.54	$1.26
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(1.01)	$4.30	$0.65	$1.14	$0.68
Discontinued operations available to A&B shareholders	(0.01)	0.04	(0.83)	(0.60)	0.57
Net income (loss) available to A&B shareholders	$(1.02)	$4.34	$(0.18)	$0.54	$1.25

Cash dividends declared per common share	$—	$4.48	$0.25	$0.21	$0.17

	December 31,
(In millions)	2018	2017	2016	2015	2014
Consolidated balance sheet data:
Total assets	$2,225.2	$2,231.2	$2,156.3	$2,242.3	$2,321.1
Total liabilities	$1,009.0	$1,572.1	$932.3	$1,003.6	$1,107.3
Long-term debt – non-current	$739.1	$585.2	$472.7	$496.6	$632.0
Redeemable noncontrolling interest	$7.9	$8.0	$10.8	$11.6	$—
Total equity (includes noncontrolling interest)[8]	$1,208.3	$651.1	$1,213.2	$1,227.1	$1,213.8

1 Costs related to the Company's in-depth evaluation of and conversion to a REIT.
2 During the year ended December 31, 2018, the Company recorded non-cash impairment charges for goodwill and other assets, primarily related to the Materials and Construction segment. During the year ended December 31, 2017, the Company recorded non-cash impairment charges related to three mainland commercial properties classified as held for sale at December 31, 2017. During the year ended December 31, 2016, A&B recorded non-cash impairment charges related to certain non-active, long-term development projects in its Land Operations segment.
3During the year ended December 31, 2018, the Company recorded non-cash impairment charges to its equity method investments primarily related to the Company's change in strategy regarding its long term Kukui`ula development joint venture.
4 Represents non-cash reductions in the carrying value of A&B’s KRS II and Waihonu joint venture solar investments. Tax benefits associated with joint venture solar investments are included in Income tax benefit (expense).
5 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities.
6 Includes amounts from discontinued operations.
7 2018 amounts are presented on a different basis from prior periods due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method.
8 2018 amounts are reflective of the early adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the company's REIT status and the company's business as well as the evaluation of alternatives by the company related to its materials and construction business and by the company's joint venture related to the development of Kukui'ula, generally discussed in the Company's most recent Form 10-K, Form 10-Q and other filings with the SEC. The information in this Form 10-K should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
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
INTRODUCTION
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides additional information about A&B's business, recent developments, financial condition, liquidity and capital resources, cash flows, results of operations and how certain accounting principles, policies and estimates affect A&B’s financial statements. MD&A is organized as follows:

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

•	Consolidated Results of Operations: This section provides an analysis of A&B's consolidated results of operations for the years ended December 31, 2018, 2017 and 2016.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B's results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B's financial condition and an analysis of A&B’s cash flows for the years ended December 31, 2018, 2017 and 2016, as well as a discussion of A&B's ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•
Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements: This section provides a discussion of A&B’s contractual obligations and other commitments and contingencies that existed at December 31, 2018.

•	Quantitative and Qualitative Disclosures about Market Risk: This section discusses how A&B monitors and manages exposure to potential gains and losses associated with changes in interest rates.

•	Rounding: Amounts in the MD&A are rounded to the nearest tenth of a million. Accordingly, a recalculation of totals and percentages, if based on the reported data, may be slightly different.

BUSINESS OVERVIEW
A&B, whose history dates back to 1870, is a REIT headquartered in Honolulu and operates through three reportable segments: Commercial Real Estate; Land Operations; and Materials & Construction.
Commercial Real Estate
Commercial Real Estate ("CRE"): includes leasing, property management, redevelopment and development-for-hold activities. Significant assets include improved commercial real estate and urban ground leases. Income from this segment is principally generated by leasing and operating real estate assets.
Land Operations
Land Operations: involves the management and optimization of A&B's land and related assets primarily through the following activities: planning, zoning, financing, constructing, selling, and investing in real property; leasing agricultural land; and renewable energy. Primary assets include landholdings, renewable energy assets (investments in hydroelectric and solar facilities and power purchase agreements) and development-for-sale projects and investments. Financial results from this segment are principally derived from renewable energy operations, income/loss from real estate joint ventures, real estate development sales and fees, and land parcel sales.
As a result of its conversion to a REIT and consequent de-emphasis of real estate development-for-sale, the Company is undergoing efforts to accelerate the monetization of and/or to reduce its capital requirement through joint venture or other arrangements.
Materials & Construction
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
As a result of its conversion to a REIT and consequent de-emphasis of non-REIT operating businesses, the Company is evaluating strategic options for the eventual monetization of some or all of its Materials & Construction businesses.
CRITICAL ACCOUNTING ESTIMATES
A&B’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States, upon which the MD&A is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with certainty and actual results may differ from those critical accounting estimates. These differences could be material.
A&B considers an accounting estimate to be critical if: (i)(a) the accounting estimate requires A&B to make assumptions that are subjective about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods subsequent to the period in which the estimate was made, or (c) different estimates by A&B could have been used, and (ii) changes in those assumptions or estimates would have had a material impact on the financial condition or results of operations of A&B. The critical accounting estimates inherent in the preparation of A&B’s financial statements are described below.
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets
Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, A&B’s financial condition or its future financial results could be materially impacted. During the year ended December 31, 2018, the Company recorded long-lived asset impairment charges of $40.6 million related to its Materials and Construction segment.
Impairment of Investments in Unconsolidated Affiliates
The Company's investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is believed to be other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows that may consider various factors, including sales prices, development costs, market conditions and absorption rates, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including but not limited to the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results.
Economic conditions in particular real estate markets, difficulty in obtaining or renewing project-level financing or development approvals, and changes in the Company’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future.
During the fourth quarter of 2018, the Company determined that its investment in Kukui`ula was other-than-temporarily impaired due to the Company changing its strategy and no longer intending to hold its investment through the duration of the project. As a result, the Company estimated the fair value of its investment in Kukui`ula using a discounted cash flow model and recorded a non-cash, other-than-temporary impairment of $186.8 million.
Goodwill
The Company reviews goodwill for impairment at the reporting unit level annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The goodwill impairment test estimates the fair value of a reporting unit using various methodologies, including an income approach that is based on a discounted cash flow analysis and a market approach that involves the application of market-derived multiples. The discounted cash flow approach relies on a number of assumptions, including future macroeconomic conditions, market factors specific to the reporting unit, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time and a discount rate that considers the risks related to the amount and timing of the cash flows, among others. Under the market multiple methodology, the estimate of fair value is based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or revenues. When using market multiples of EBITDA or revenues, the Company must make judgments about the comparability of those multiples in closed and proposed transactions and comparability of multiples for similar companies.
If the results of the Company's test indicates that a reporting unit's estimated fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
The Company's goodwill balance primarily relates to the acquisition of Grace Pacific in 2013. Grace Pacific has three reporting units in the Materials & Construction segment: GPC (primarily consisting of the Grace Pacific’s quarry, paving, and liquid asphalt operations), GPRS (primarily consisting of Grace Pacific’s roadway and maintenance solutions operations) and GPRM (primarily consisting of Grace Pacific’s prestressed and precast concrete operations). The valuation that was performed of each reporting unit assumes that each is an unrelated business to be sold separately and independently from the other reporting units.
Based upon the results of the valuation, the GPC and GPRS reporting unit's carrying values exceeded their estimated fair values and goodwill was determined to be impaired. Therefore, the Company recorded a non-cash charge of $37.2 million during the fourth quarter of 2018. The GPRM reporting unit goodwill was not deemed to be impaired as the weighted average percentage by which GPRM's carrying value of the reporting unit exceeded its fair value was approximately 33 percent.
As of December 31, 2018, the Company’s goodwill balance was $65.1 million, of which, $56.4 million related to Grace Pacific.
NEW ACCOUNTING PRONOUNCEMENTS
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
Consolidated - 2018 vs. 2017 and 2017 vs. 2016
Net income (loss) attributable to A&B shareholders for the years ended December 31, 2018, 2017 and 2016 were as follows:

				2018 vs 2017		2017 vs 2016
(dollars in millions, except per share amounts)	2018	2017	2016	$	%	$	%
Operating revenue	$644.4	$425.5	$387.5	$218.9	51.4%	$38.0	9.8%
Cost of operations	(382.4)	(302.0)	(268.5)	(80.4)	(26.6)%	(33.5)	(12.5)%
Selling, general and administrative	(61.2)	(66.4)	(52.0)	5.2	7.8%	(14.4)	(27.7)%
REIT evaluation/conversion costs	—	(15.2)	(9.5)	15.2	100.0%	(5.7)	(60.0)%
Impairment of assets	(79.4)	(22.4)	(11.7)	(57.0)	3X	(10.7)	(91.5)%
Gain (loss) on the sale of commercial real estate properties	51.4	9.3	8.1	42.1	5X	1.2	14.8%
Operating income (loss)	172.8	28.8	53.9	144.0	5X	(25.1)	(46.6)%
Income (loss) related to joint ventures	(4.1)	7.2	19.2	(11.3)	NM	(12.0)	(62.5)%
Impairment of equity method investments	(188.6)	—	—	(188.6)	—%	—	—%
Other income (expense), net	(33.0)	(26.1)	(37.8)	(6.9)	(26.4)%	11.7	31.0%
Income tax benefit (expense)	(16.3)	218.2	(2.6)	(234.5)	NM	220.8	NM
Income (loss) from continuing operations	(69.2)	228.1	32.7	(297.3)	NM	195.4	6X
Discontinued operations (net of income taxes)	(0.6)	2.4	(41.1)	(3.0)	NM	43.5	NM
Net income (loss)	(69.8)	230.5	(8.4)	(300.3)	NM	238.9	NM
Income attributable to noncontrolling interest	(2.2)	(2.2)	(1.8)	—	—%	(0.4)	(22.2)%
Net income (loss) attributable to A&B	$(72.0)	$228.3	$(10.2)	$(300.3)	NM	$238.5	NM

Basic - Continuing operations available to A&B shareholders	$(1.01)	$4.63	$0.66	$(5.64)	NM	$3.97	6X
Basic - Discontinued operations available to A&B shareholders	(0.01)	0.05	(0.84)	(0.06)	NM	0.89	NM
Net income (loss) available to A&B shareholders	$(1.02)	$4.68	$(0.18)	$(5.70)	NM	$4.86	NM

Diluted - Continuing operations available to A&B shareholders	$(1.01)	$4.30	$0.65	$(5.31)	NM	$3.65	6X
Diluted - Discontinued operations available to A&B shareholders	(0.01)	0.04	(0.83)	(0.05)	NM	0.87	NM
Net income (loss) available to A&B shareholders	$(1.02)	$4.34	$(0.18)	$(5.36)	NM	$4.52	NM
2018 vs. 2017
Operating revenue for 2018 increased 51.4%, or $218.9 million, to $644.4 million, primarily due to higher revenue from the Land Operations segment. The reasons for business and segment-specific year-to-year fluctuations in revenue are further described in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for 2018 increased 26.6%, or $80.4 million, to $382.4 million, primarily due to increases in operating expenses incurred by the Land Operations and Materials & Construction segments. The reasons for business and segment-specific year-to-year fluctuations in cost of operations are further described in the Analysis of Operating Revenue and Profit by Segment.
Selling, general and administrative for 2018 decreased 7.8%, or $5.2 million, to $61.2 million, primarily due to decreases in professional services costs and personnel related costs in 2018.

REIT evaluation/conversion costs for 2017 were $15.2 million related to the Company's conversion to a real estate investment trust, while no costs were incurred in 2018.
Impairment of assets for 2018 increased 3X, or $57.0 million, to $79.4 million, primarily due to asset impairments incurred in the Company's Materials & Construction Segment. The reasons for business and segment-specific year-to-year fluctuations in impairment of assets are further described in the Analysis of Operating Revenue and Profit by Segment.
Gain (loss) on sale of commercial real estate properties for 2018 increased 5X, or $42.1 million, to $51.4 million. The change from the prior year was primarily due to the sales of nine improved properties and a ground lease in 2018 as compared to a gain on the sale of two improved properties during 2017.
Income (loss) related to joint ventures for 2018 decreased by $11.3 million, to a loss of $4.1 million as compared to 2017, primarily due to joint venture activity in the Land Operations segment. The reasons for business and segment-specific year-to-year fluctuations in income (loss) related to joint ventures are further described in the Analysis of Operating Revenue and Profit by Segment.
Impairment of equity method investments for 2018 was $188.6 million, as compared to 2017 when no such charges were incurred. The reasons for business and segment-specific year-to-year fluctuations in equity method investments are further described in the Analysis of Operating Revenue and Profit by Segment.
Other income (expense), net was a net expense for 2018 and increased 26.4%, or $6.9 million, to $33.0 million, primarily due to an increase of $9.7 million related to interest expense as a result of higher debt levels in 2018, offset by lower reductions to the carrying amount of tax equity solar investments in 2018 of $2.1 million.
Income tax (expense) benefit was an expense of $16.3 million for 2018 and primarily reflected the establishment of a valuation allowance related to the Company's deferred tax assets on the balance sheet due to cumulative losses incurred in the Company's TRS. Income tax benefit for 2017 of $218.2 million primarily reflected the reversal of approximately $223.0 million of net deferred tax liabilities in connection with the Company's conversion to a REIT, offset by approximately $3.0 million due to the impact of the enactment of the Tax Cuts and Jobs Act of 2017.
Income attributable to noncontrolling interest of $2.2 million for 2018 approximated 2017. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated by Grace Pacific in which Grace Pacific owns a 70% and 51% share.
2017 vs. 2016
Operating revenue for 2017 increased 9.8%, or $38.0 million, to $425.5 million, primarily due to higher revenue from the Land Operations and Materials & Construction segments. The reasons for business and segment-specific year-to-year fluctuations in revenue are further described in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for 2017 increased 12.5%, or $33.5 million, to $302.0 million, primarily due to increases in operating expenses incurred by the Land Operations and Materials & Construction segments. The reasons for business and segment-specific year-to-year fluctuations in cost of operations are further described in the Analysis of Operating Revenue and Profit by Segment.
Selling, general and administrative for 2017 increased 27.7%, or $14.4 million, to $66.4 million, primarily due to strategic initiatives taken to grow the commercial real estate business such as costs incurred to transition third-party property management and leasing functions internally.
REIT evaluation/conversion costs for 2017 increased 60.0%, or $5.7 million, to $15.2 million related to the Company's conversion to a real estate investment trust, compared to $9.5 million in 2016.
Impairment of assets for 2017 increased 91.5%, or $10.7 million, to $22.4 million, primarily due to certain of its U.S. Mainland properties that were classified as held for sale as of December 31, 2017.
Gain (loss) on sale of commercial real estate properties for 2017 was $9.3 million realized on the sales of two commercial properties during 2017, as compared to $8.1 million realized on commercial property sales during 2016. Additionally, following our conversion to a REIT, sales of improved properties are no longer subject to taxation.
Income (loss) related to joint ventures for 2017 decreased 62.5%, or $12.0 million to $7.2 million as compared to 2016 primarily due to joint venture activity in the Land Operations segment. The reasons for business and segment-specific year-to-

year fluctuations in income (loss) related to joint ventures are further described in the Analysis of Operating Revenue and Profit by Segment.
Other income (expense), net was a net expense of $26.1 million in 2017 compared to a net expense of $37.8 million in 2016. The change from the prior year was primarily due to an increase of $3.5 million in interest income, a $0.4 million decrease in pension and post retirement other expense and a $7.2 million increase in the adjustment to reduce the carrying amount of tax equity solar investments.
Income tax benefit (expense) was a benefit of $218.2 million in 2017, primarily due to the reversal of approximately $223.0 million of net deferred liabilities in connection with the Company's conversion to a REIT, partially offset by approximately $3.0 million due to the impact of the enactment of the Tax Cuts and Jobs Act of 2017. Income tax expense was $2.6 million for 2016 due to taxable income generated by the Company and reduced by a non-refundable federal tax credit related to the Company’s Waihonu tax equity solar investment.
Income attributable to noncontrolling interest increased $0.4 million in 2017 compared to 2016. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated by Grace Pacific and in which Grace Pacific owns a 70% and 51% share.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate
2018 vs. 2017
Operating profit (loss) margin, cash and same store net operating income for the years ended December 31, 2018 and 2017 and number of Hawai`i ground leases at December 31, 2018 and 2017 were as follows:

(dollars in millions, unaudited)	2018	2017	$ Change	Change
Commercial Real Estate operating revenue	$140.3	$136.9	$3.4	2.5%
Commercial Real Estate operating costs and expenses	(77.2)	(75.5)	(1.7)	(2.3)%
Selling, general and administrative	(6.9)	(6.8)	(0.1)	(1.5)%
Intersegment operating revenue, net[1]	2.6	2.5	0.1	4.0%
Impairment of assets	—	(22.4)	22.4	100.0%
Other income/(expense), net	(0.3)	(0.3)	—	—%
Commercial Real Estate operating profit (loss)	$58.5	$34.4	$24.1	70.1%
Operating profit (loss) margin	41.7%	25.1%

Cash Net Operating Income ("Cash NOI")[2]
Hawai`i	$85.2	$74.0
Mainland	1.5	10.9
Total	$86.7	$84.9

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$74.2	$71.6
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (at year end)
Hawai`i	3.5	3.0
Mainland	—	1.0
Total improved	3.5	4.0
Hawai`i ground leases (acres at end of period)	108.7	117.0
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 42 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue for 2018 increased 2.5%, or $3.4 million, to $140.3 million, primarily due to increases in Hawai`i same-store rents. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment, properties held for sale and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation. New developments and redevelopments are generally considered stabilized upon the initial attainment of 90% occupancy.
Commercial Real Estate Operating profit (loss) for 2018 increased 70.1%, or $24.1 million, to $58.5 million, primarily due to aggregate impairment charges of $22.4 million recognized in 2017 related to certain U.S. Mainland properties that were classified as held for sale as of December 31, 2017.

Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial portfolio's occupancy and same-store occupancy percentage summarized by property type at December 31, 2018 and 2017 was as follows:

Occupancy
	December 31, 2018	December 31, 2017	Percentage Point Change
Retail	93.4%	93.1%	0.3
Industrial	90.1%	95.1%	(5.0)
Office	93.8%	89.1%	4.7
Total	92.4%	93.5%	(1.1)

Same-Store Occupancy
	December 31, 2018	December 31, 2017	Percentage Point Change
Retail	93.0%	93.3%	(0.3)
Industrial	89.3%	95.3%	(6.0)
Office	93.8%	89.8%	4.0
Total	91.9%	93.7%	(1.8)
In 2018, the Company signed or renewed 240 leases or 825,239 square feet, at an average spread of 8.4%, and the change in average annual rental income on renewals as compared to the prior rental income was approximately 9.3%. Total expenditures for tenant improvement costs and leasing commissions were $11.9 million in 2018 and $10.6 million in 2017.
GLA was 3.5 million square feet at December 31, 2018, compared to 4.0 million square feet at of December 31, 2017, as a result of the following activity:

Dispositions			Acquisitions
Date	Property	GLA (SF)	Date	Property	GLA (SF)
11/18	Lahaina Square	44,800	12/18	Opule Street Industrial	151,500
3/18	Sparks Business Center	396,100	7/18	The Collection	12,000
3/18	Preston Park	198,800	2/18	Laulani Village	175,600
3/18	Little Cottonwood Center	141,500	2/18	Hokulei Village	119,200
3/18	Royal MacArthur Center	44,900	2/18	Pu`unene Shopping Center	120,400
3/18	Stangenwald Building	27,100
3/18	Judd Building	20,200
3/18	Kaiser Permanente Ground Lease	N/A
2/18	Deer Valley Financial Center	126,600
1/18	Concorde Commerce Center	138,700
	Total improved dispositions	1,138,700		Total improved acquisitions	578,700

2017 vs. 2016
Operating profit (loss) margin, cash and same store net operating income for the years ended December 31, 2017 and 2016 and number of Hawai`i ground leases at December 31, 2017 and 2016 were as follows:

(dollars in millions, unaudited)	2017	2016	$ Change	Change
Commercial Real Estate operating revenue	$136.9	$134.7	$2.2	1.6%
Commercial Real Estate operating costs and expenses	(75.5)	(79.0)	3.5	4.4%
Selling, general and administrative	(6.8)	(2.5)	(4.3)	(172.0)%
Intersegment operating revenue, net[1]	2.5	2.0	0.5	25.0%
Impairment of assets	(22.4)	—	(22.4)	NM
Other income/(expense), net	(0.3)	(0.4)	0.1	25.0%
Commercial Real Estate operating profit (loss)	$34.4	$54.8	$(20.4)	(37.2)%
Operating profit (loss) margin	25.1%	40.7%

Cash Net Operating Income ("Cash NOI")[2]
Hawai`i	$74.0	69.8
Mainland	10.9	13.2
Total	$84.9	$83.0

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$71.6	$72.2
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (at year end)
Hawai`i	3.0	2.9
Mainland	1.0	1.8
Total improved	4.0	4.7
Hawai`i ground leases (acres at end of period)	117.0	106.0
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 42 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue for 2017 was 1.6% higher than 2016, primarily attributable to the increases in Hawai`i same-store rents. Results reflect increases in Hawai`i same-store rents. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment, properties held for sale and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation. New developments and redevelopments are generally considered stabilized upon the initial attainment of 90% occupancy.
Operating profit was 37.2% lower in 2017, compared with 2016, primarily due to aggregate impairment charges of $22.4 million related to certain of its U.S. Mainland properties that were classified as held for sale as of December 31, 2017.
GLA was 4.0 million square feet at December 31, 2017, compared to 4.7 million square feet at December 31, 2016 as a result of the following activity:

Dispositions			Acquisitions
Date	Property	GLA	Date	Property	GLA
1/17	The Maui Clinic Building	16,600	6/17	Honokohau Industrial	73,200
11/17	Midstate 99 Distribution Center	790,200
	Total dispositions	806,800		Total improved acquisitions	73,200

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
A reconciliation of Commercial Real Estate operating profit (loss) to Commercial Real Estate Cash NOI for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

(dollars in millions, unaudited)	2018	2017	2016
Commercial Real Estate Operating Profit (Loss)	$58.5	$34.4	$54.8
Plus: Depreciation and amortization	28.0	26.0	28.4
Less: Straight-line lease adjustments	(4.0)	(1.6)	(2.1)
Plus: Lease incentive amortization	—	—	0.1
Less: Favorable/(unfavorable) lease amortization	(1.9)	(2.9)	(3.3)
Less: Termination income	(1.1)	(1.7)	(0.1)
Plus: Other (income)/expense, net	0.3	0.3	0.4
Plus: Impairment of assets	—	22.4	—
Plus: Selling, general, administrative and other expenses	6.9	7.9	4.8
Commercial Real Estate Cash NOI	$86.7	$84.8	$83.0
Land Operations
2018 vs. 2017 vs. 2016
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

Land Operations operating profit (loss) for the years ended December 31, 2018, 2017 and 2016 were as follows:

(in millions, unaudited)	2018	2017	2016
Development sales revenue	$54.3	$35.0	$12.5
Unimproved/other property sales revenue	210.5	25.6	28.7
Other operating revenues[1]	24.7	23.9	20.7
Total Land Operations operating revenue	289.5	84.5	61.9
Land operations costs and operating expenses	(124.0)	(73.9)	(46.3)
Impairment of assets	(1.6)	—	(11.7)
Impairment of equity method investment	(188.6)	—	—
Earnings (loss) from joint ventures	(4.7)	3.3	15.1
Reductions in solar investments, net	(0.5)	(2.6)	(9.8)
Interest and other income (expense), net	3.2	2.9	(2.2)
Total Land Operations operating profit (loss)	$(26.7)	$14.2	$7.0
1 Other operating revenues includes revenue related to trucking, renewable energy and diversified agriculture.
2018: Land Operations revenue of $289.5 million was significantly impacted in 2018 by the bulk sale of approximately 41,000 of our Maui agricultural lands and certain ownership interests to Mahi Pono, LLC ("Agricultural Land Sale"). Land Operations revenue also included sales of 91 units for the Company's Kamalani project in Kihei, Maui, the sale of one Kahala Avenue parcel, the sale of 313 acres to the State of Hawai`i for the expansion of the Kahului airport on Maui, the sale of 262 acres to the County of Maui for the expansion of the Kula Agricultural Park on Maui, and trucking service and power sales revenues.
Operating loss for the year ended December 31, 2018 was $26.7 million and included the gross profit of $162.2 million related to the Agricultural Land Sale, the sale of a 313 acre land parcel in Kahului, Maui, and a decrease in earnings from the Company's real estate development-related joint ventures and investments. The segment results also included equity method investment impairments of $188.6 million, primarily related to the Company's Kukui`ula joint venture. During the fourth quarter, the Company changed its strategy and will no longer hold its investment in Kukui`ula long-term, although it remains committed to positioning the project for longer term success and transition. As a result of the change in intent, the Company concluded that its investment in Kukui`ula was other-than-temporarily impaired and recognized a non-cash impairment of $186.8 million during the fourth quarter of 2018. Operating profit also includes interest and other income (expense), net, of $3.2 million, primarily related to a gain on the sale of a real estate development joint venture.
2017: Land Operations revenue was $84.5 million and included sales of one Kahala Avenue parcel, 35 units on Maui, a 293-acre parcel in Haiku, Maui, a 273-acre parcel on the island of Kauai, six lots at Maui Business Park, a 146-acre parcel in Kihei, Maui, a three-acre parcel in Wailea, Maui, and a 0.8-acre vacant, urban parcel on Maui, along with trucking service and power sales revenues.
Operating profit for the year ended December 31, 2017 was $14.2 million and included earnings from the Company's real estate development-related joint ventures and investments. The segment results also included a $2.6 million non-cash reduction in the carrying value of the Company's Solar Investment and $2.9 million of interest and other income primarily related to notes receivable on a third-party development-for-sale project that was repaid during the fourth quarter of 2017.
2016: Land Operations revenue was $61.9 million, principally related to the sales of three vacant parcels of $27.7 million on Maui, two residential lots on Oahu of $6.9 million, The Collection developer fee of $4.4 million, 0.5 acres at Maui Business Park II of $1.0 million, trucking service revenue, and power sales revenue.
Operating profit for the year ended December 31, 2016 and included joint venture residential sales of 451 residential units at The Collection, 14 units at Kukui`ula on Kauai and 10 units at Ka Milo on the Island of Hawai`i. The margin on these sales was partially offset by joint venture expenses. During the fourth quarter of 2016, as a result of a change in its strategy for development activities, the Company recorded non-cash impairment charges of $11.7 million related to certain non-active, long-term development projects. The impairment loss recorded reduced the carrying amounts to the estimated fair value, reflecting the change to the Company’s development-for-sale strategy to de-risk its portfolio by not pursuing certain long-term projects that were not in active development and instead focus on projects with a shorter-term investment period, generally 3 to 5 years. Operating profit includes the reduction of the Company's solar energy investments of $9.8 million in 2016.

Discontinued Operations
2018 vs. 2017 vs. 2016
The revenue, operating income (loss), and after-tax effects of discontinued operations for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

(dollars in millions, unaudited)	2018	2017	2016
Sugar operations revenue	$—	$22.9	$98.4
Cost of discontinued sugar operations	—	22.5	87.5
Operating income (loss) from sugar operations	—	0.4	10.9
Sugar operations cessation costs	(0.6)	(2.7)	(77.6)
Gain (loss) on asset dispositions	—	6.0	—
Income (loss) from discontinued operations before income taxes	(0.6)	3.7	(66.7)
Income tax benefit (expense)	—	(1.3)	25.6
Income (loss) from discontinued operations, net of income taxes	$(0.6)	$2.4	$(41.1)
2018: Loss from discontinued operations, net of income taxes was $0.6 million during the year ended December 31, 2018; see Note 18 "Cessation of Sugar Operations".
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
2016: Loss from discontinued operations of $41.1 million for 2016 reflected sugar cessation charges of $77.6 million related to the cessation of the Hawaiian Commercial & Sugar Company ("HC&S") sugar operation. The cessation charges included asset write-offs and accelerated depreciation, employee severance benefits and related costs, and property removal, restoration and other exit-related costs. See Note 18, "Cessation of Sugar Operations" for further discussion regarding the cessation and the related costs associated with such exit and disposal activities.
Materials & Construction
2018 vs. 2017
Selected financial data for Materials & Construction for the years ended December 31, 2018 and 2017 and backlog at December 31, 2018 and 2017 were as follows:

(dollars in millions, unaudited)	2018	2017	$ Change	Change
Materials & Construction operating revenue	$214.6	$204.1	10.5	5.1%
Operating Profit (Loss)	$(73.2)	$22.0	(95.2)	(432.7)%
Operating margin percentage	(34.1)%	10.8%
Depreciation and amortization	$12.1	$12.2	0.1	0.8%
Aggregate tons delivered (tons in thousands)	718.2	691.6	26.6	3.8%
Asphalt tons delivered (tons in thousands)	498.2	553.8	(55.6)	(10.0)%
Backlog[1,2] at period end	128.7	202.1	(73.4)	(36.3)%
1 Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. At December 31, 2018 and 2017, these amounts include $10.7 million and $17.2 million of opportunity backlog consisting of government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is deemed perfunctory at the time of this disclosure. Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts. Maui Paving's backlog at December 31, 2018 and 2017 was $4.1 million and $10.6 million, respectively.
2 At December 31, 2018 and 2017, the backlog included contractual revenue with related parties of $2.1 million and $1.0 million, respectively.

Materials & Construction revenue was $214.6 million for the year ended December 31, 2018, compared to $204.1 million for the year ended December 31, 2017.
Operating loss was $73.2 million for the year ended December 31, 2018, compared to operating profit of $22.0 million for the year ended December 31, 2017. Operating loss included non-cash impairment charges of approximately $77.8 million related to goodwill and long-lived assets in the quarry and paving operations. Materials & Construction segment operating loss was also impacted by lower margins due to reduced quarry production and paving volumes, lower pricing margins, lower joint venture earnings and higher general and administrative expenses related to process improvement initiatives and personnel transition costs. Earnings from joint venture investments are not included in segment revenue but are included in operating loss.
A change in the way local government entities are contracting for paving services has reduced the amount of paving work that meets the definition of backlog. Certain counties are now awarding "maintenance contracts" under which a contractor can secure all paving work within a certain geographic area, but jobs are not identified in advance, meeting the requirement for inclusion in backlog. This contributes, in part, to the year-over-year declines shown here in backlog.
2017 vs. 2016
Selected financial data for Materials & Construction for the years ended December 31, 2017 and 2016 and back log at December 31, 2017 and 2016 were as follows:

(dollars in millions, unaudited)	2017	2016	$ Change	Change
Materials & Construction operating revenue	$204.1	$190.9	13.2	6.9%
Operating Profit (Loss)	$22.0	$23.3	(1.3)	(5.6)%
Operating margin percentage	10.8%	12.2%
Depreciation and amortization	$12.2	$11.7	(0.5)	(4.3)%
Aggregate tons delivered (tons in thousands)	691.6	696.1	(4.5)	(0.6)%
Asphalt tons delivered (tons in thousands)	553.8	444.9	108.9	24.5%
Backlog at period end	$202.1	$242.9	(40.8)	(16.8)%
Materials & Construction revenue was $204.1 million in 2017, compared to $190.9 million in 2016. Revenue increased 6.9% primarily due to higher overall net material and construction volumes. Backlog at the end of December 31, 2017 was $202.1 million, compared to $242.9 million at December 31, 2016.
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
A&B's operating income (loss) is generated by its subsidiaries. There are no material restrictions on the ability of A&B's wholly owned subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may make investments or what impact any such transactions could have on A&B's results of operations, cash flows or financial condition. A&B’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled "Risk Factors" beginning on page 11.
Cash Flows: Cash flows from operations was $309.9 million for the year ended December 31, 2018, while cash flows used in operations for the year ended December 31, 2017 was $1.3 million and cash flows from operations for the year ended December 31, 2016 was $111.2 million. The change in cash flows from operating activities is primarily attributable to an increase in cash and restricted cash received from the Agricultural Land Sale and the Company's real estate development sales, as well as a decrease in cash outlays related to the Company's pension and postretirement plans and severance payments for cessation related liabilities during the year ended December 31, 2018 as compared to prior year.

Cash flows used in investing activities was $104.7 million, $3.9 million, and $33.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018, the net cash used in investing activities included cash outlays of $296.1 million related to capital expenditures, including cash outlays of $241.7 million due to the Company's acquisitions of Laulani Village Shopping Center ("Laulani Village"), Hokulei Village Shopping Center, and Pu`unene Shopping Center (collectively, "TRC Acquisition"), cash outlays of $6.9 million due to the Company's acquisition of the five commercial units at The Collection high-rise residential condominium project on Oahu from its joint venture partners, and cash outlays of $40.1 million due to the Company's acquisition of Class A industrial warehouse buildings on Oahu. Cash outlays for investing activities during the year ended December 31, 2018 also included contributions of $22.6 million related to investments in unconsolidated affiliates. Cash inflows from investing activities during the year ended December 31, 2018 included proceeds of $171.7 million resulting from the sales of nine improved properties and a ground lease in 2018. Other investing cash flow activity during the year ended December 31, 2018 included $42.3 million of proceeds from joint ventures and other investments.
Net cash flows used in investing activities for capital expenditures were as follows:

(dollars in millions)	2018	2017	Change
Commercial real estate property acquisitions/improvements	$274.0	$26.7	9X
Tenant improvements	8.7	6.1	42.6%
Quarrying and paving	11.0	6.3	74.6%
Agribusiness and other	2.4	3.4	(29.4)%
Total capital expenditures¹	$296.1	$42.5	6X
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the tables above.
In 2019, A&B expects that its required capital expenditures for growth, maintenance and acquisition capital will be approximately $260-$270 million for the Commercial Real Estate portfolio, which is primarily related to acquisition capital and includes the use of tax deferred sales and condemnation proceeds. An additional $9-$13 million and $25-30 million have been projected for Materials & Construction and Land Operations, respectively. Should investment opportunities in excess of the amounts budgeted arise, A&B believes it has adequate sources of liquidity to fund these investments.
Net cash flows used in financing activities was $73.5 million for the year ended December 31, 2018, as compared to net cash from financing activities for the year ended December 31, 2017 of $96.1 million and net cash used in financing activities for the year ended December 31, 2016 of $84.7 million. The change in cash flows used in financing activities in 2018 as compared to 2017 was primarily due to $156.6 million of cash dividends paid to the Company's shareholders in January 2018 related to the Company's conversion to a REIT, offset by the net impact of proceeds from the issuance and payments of long-term debt.
The Company believes that funds generated from results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company's business requirements for the next year, including working capital, capital expenditures, potential acquisitions and stock repurchases. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.
Other Sources of Liquidity: Additional sources of liquidity for the Company consisted of cash and cash equivalents, trade and income tax receivables, contracts retention, and inventories, totaling $122.9 million at December 31, 2018, a decrease of $51.2 million from December 31, 2017. The decrease is primarily due to a reduction in cash from capital expenditures and asset acquisitions during the year ended December 31, 2018.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. At December 31, 2018, the Company had $136.6 million of revolving credit borrowings outstanding, $11.3 million in letters of credit had been issued against the facility, and $302.1 million remained unused.
Balance Sheet: The Company had working capital of $51.3 million at December 31, 2018, which is an increase of $703.3 million, from a $652.0 million working capital deficit at December 31, 2017. The change in the working capital is primarily due to cash dividends of $156.6 million paid reducing the dividends payable liability and stock dividends of $626.4 million issued in January 2018, offset by a decrease in cash due primarily to capital expenditures and asset acquisitions.

Tax-Deferred Real Estate Exchanges:
Sales: During the year ended December 31, 2018, sales and condemnation proceeds that qualified for potential tax-deferral treatment under Code §1031 and §1033 totaled approximately $432.3 million from the sales of U.S. Mainland commercial properties, four Hawai`i commercial properties, and land parcels on Maui.
Purchases: During the year ended December 31, 2018, the Company utilized $214.3 million from tax-deferred sales or condemnations for the TRC Acquisition, the acquisition of five commercial units at The Collection, and the acquisition of Class A industrial warehouse buildings on Oahu.
Proceeds from §1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from §1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2018, there were approximately $237.7 million from tax-deferred sales or condemnations that had not yet been reinvested.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations: At December 31, 2018, the Company had the following estimated contractual obligations (in millions):

			Payment due by period
Contractual Obligations		Total	2019	2020-2021	2022-2023	Thereafter
Debt obligations	(a)	$779.2	$29.9	$81.7	$249.5	$418.1
Estimated interest on debt	(b)	196.9	35.1	65.4	49.7	46.7
Purchase obligations	(c)	37.0	37.0	—	—	—
Pension benefits		128.2	13.2	26.1	26.0	62.9
Post-retirement obligations	(d)	7.1	0.8	1.6	1.4	3.3
Non-qualified benefit obligations	(e)	3.5	0.3	1.2	—	2.0
Operating lease obligations	(f)	39.9	5.5	10.7	9.8	13.9
Total		$1,191.8	$121.8	$186.7	$336.4	$546.9
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
(b) Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect at December 31, 2018 for variable rate debt. Because the Company’s variable rate debt may be rolled over, actual interest may be greater or less than the amounts indicated. Estimated interest on debt also includes swap payments on the Company's interest rate swaps.
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
(d) Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $3.3 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2024 through 2028. Post-retirement obligations are described further in Note 11 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to reliably estimate the timing and amount of contributions.
(e) Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s non-qualified plans. The $2.0 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2024 through 2028. Additional information about the Company’s non-qualified plans is included in Note 11 to the Consolidated Financial Statements.
(f) Operating lease obligations primarily include land, office space and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to A&B. These amounts are further described in Note 9 to the Consolidated Financial Statements.
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at December 31, 2018, and herein incorporated by reference, is included in Note 14 to the consolidated financial statements of Item 8 in this Form 10-K.

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
A&B’s fixed rate debt, excluding debt premium or discount and debt issuance costs, consists of $582.8 million in principal term notes. A&B’s variable rate debt consists of $137.0 million under its revolving credit facilities, $50.0 million under a bank syndicated loan, and $9.4 million under a term loan. Other than in default, A&B does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on A&B’s financial condition or results of operations unless A&B was required to refinance such debt. For A&B’s variable rate debt, a one percent increase in interest rates would have approximately a $1.2 million impact on A&B's results of operations for 2018, assuming the December 31, 2018 balance of the variable rate debt was outstanding throughout 2018.
The following table summarizes A&B’s debt obligations at December 31, 2018, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment at December 31, 2018							Fair Value at
								December 31,
(dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total	2018
Liabilities
Fixed rate	$29.9	$29.7	$42.2	$29.1	$33.8	$418.1	$582.8	$561.6
Average interest rate	4.51%	4.56%	4.48%	4.37%	4.32%	3.82%	4.34%
Variable rate	$—	$0.4	$9.4	$136.6	$50.0	$—	$196.4	$196.4
Average interest rate*	4.47%	4.47%	4.48%	4.60%	4.30%	—%	4.46%
*Estimated interest rates on variable debt are determined based on the rate in effect on December 31, 2018. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.
From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2018, the amount invested in money market funds was immaterial. These money market funds maintain a weighted average maturity of less than 60 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.
A&B has no material exposure to foreign currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Honolulu, Hawai`i
February 28, 2019

We have served as the Company's auditor since 1950.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating Revenue:
Commercial Real Estate	$140.3	$136.9	$134.7
Land Operations	289.5	84.5	61.9
Materials & Construction	214.6	204.1	190.9
Total operating revenue	644.4	425.5	387.5
Operating Costs and Expenses:
Cost of Commercial Real Estate	77.2	75.5	79.0
Cost of Land Operations	117.1	60.4	35.0
Cost of Materials & Construction	188.1	166.1	154.5
Selling, general and administrative	61.2	66.4	52.0
REIT evaluation/conversion costs	—	15.2	9.5
Impairment of assets	79.4	22.4	11.7
Total operating costs and expenses	523.0	406.0	341.7
Gain (loss) on the sale of commercial real estate properties	51.4	9.3	8.1
Operating Income (Loss)	172.8	28.8	53.9
Other Income and (Expenses):
Income (loss) related to joint ventures	(4.1)	7.2	19.2
Impairment of equity method investment	(188.6)	—	—
Interest and other income (expense), net (Note 2)	2.8	2.1	(1.7)
Reductions in solar investments, net	(0.5)	(2.6)	(9.8)
Interest expense	(35.3)	(25.6)	(26.3)
Income (Loss) from Continuing Operations Before Income Taxes	(52.9)	9.9	35.3
Income tax benefit (expense)	(16.3)	218.2	(2.6)
Income (Loss) from Continuing Operations	(69.2)	228.1	32.7
Income (loss) from discontinued operations, net of income taxes (Note 4)	(0.6)	2.4	(41.1)
Net Income (Loss)	(69.8)	230.5	(8.4)
Income attributable to noncontrolling interest	(2.2)	(2.2)	(1.8)
Net Income (Loss) Attributable to A&B Shareholders	$(72.0)	$228.3	$(10.2)

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(1.01)	$4.63	$0.66
Discontinued operations available to A&B shareholders	(0.01)	0.05	(0.84)
Net income (loss) available to A&B shareholders	$(1.02)	$4.68	$(0.18)
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(1.01)	$4.30	$0.65
Discontinued operations available to A&B shareholders	(0.01)	0.04	(0.83)
Net income (loss) available to A&B shareholders	$(1.02)	$4.34	$(0.18)

Weighted-Average Number of Shares Outstanding:
Basic	70.6	49.2	49.0
Diluted	70.6	53.0	49.4

Amounts Available to A&B Shareholders (Note 16):
Continuing operations available to A&B shareholders	$(71.4)	$227.7	$32.2
Discontinued operations available to A&B shareholders	(0.6)	2.4	(41.1)
Net income (loss) available to A&B shareholders	$(72.0)	$230.1	$(8.9)
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net Income (Loss)	$(69.8)	$230.5	$(8.4)
Other Comprehensive Income (Loss), net of tax:
Unrealized interest rate hedging gain (loss)	1.0	(0.4)	2.6
Reclassification adjustment for interest expense included in net income (loss)	—	0.5	0.4
Defined benefit pension plans:
Actuarial loss	(4.9)	(3.2)	(4.5)
Amortization of net loss included in net periodic pension cost	4.6	4.3	7.5
Amortization of prior service credit included in net periodic pension cost	(0.7)	(0.8)	(1.0)
Amortization of curtailment (gain)/loss	(0.6)	(0.3)	(1.5)
Amortization of settlement (gain)/loss	0.1	1.4	—
Income taxes related to other comprehensive income (loss)	—	(0.6)	(1.4)
Other comprehensive income (loss), net of tax	(0.5)	0.9	2.1
Comprehensive Income (Loss)	(70.3)	231.4	(6.3)
Comprehensive income (loss) attributable to noncontrolling interest	(2.2)	(2.2)	(1.8)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$(72.5)	$229.2	$(8.1)
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$11.4	$68.9
Accounts receivable, net	49.6	34.1
Contracts retention	11.6	13.2
Costs and estimated earnings in excess of billings on uncompleted contracts	9.2	20.2
Inventories	26.5	31.9
Real estate development inventory and property held for sale	31.1	67.4
Income tax receivable	25.4	27.7
Prepaid expenses and other assets	15.9	11.4
Total current assets	180.7	274.8
Investments in Affiliates	171.4	401.7
Real Estate Developments	124.1	151.0
Property – Net	1,322.0	1,147.5
Intangible Assets – Net	68.4	46.9
Deferred Income Taxes	—	16.5
Goodwill	65.1	102.3
Restricted Cash	223.5	34.3
Other Assets	70.0	56.2
Total assets	$2,225.2	$2,231.2

LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$39.0	$46.0
Accounts payable	34.2	43.3
Billings in excess of costs and estimated earnings on uncompleted contracts	5.9	5.7
Indemnity holdback related to Grace acquisition	8.8	9.3
Accrued dividends	—	783.0
Accrued and other liabilities	41.5	39.5
Total current liabilities	129.4	926.8
Long-term Liabilities:
Long-term debt	739.1	585.2
Accrued retirement benefits	28.3	22.7
Deferred revenue	63.1	2.5
Other non-current liabilities	49.1	34.9
Total long-term liabilities	879.6	645.3
Total liabilities	1,009.0	1,572.1
Redeemable Noncontrolling Interest (Note 17)	7.9	8.0
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 72.0 million and 49.3 million shares at December 31, 2018 and December 31, 2017, respectively	1,793.4	1,161.7
Accumulated other comprehensive income (loss)	(51.9)	(42.3)
(Distribution in excess of accumulated earnings) Earnings surplus	(538.9)	(473.0)
Total A&B shareholders' equity	1,202.6	646.4
Noncontrolling interest	5.7	4.7
Total equity	1,208.3	651.1
Total liabilities and equity	$2,225.2	$2,231.2
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(69.8)	$230.5	$(8.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	42.8	41.4	119.5
Deferred income taxes	16.6	(199.0)	(20.1)
Gains on asset transactions, net	(54.0)	(35.1)	(23.3)
Impairment of assets and equity method investments	268.0	22.4	11.7
Share-based compensation expense	4.7	4.4	4.1
Income (loss) from affiliates, net of distributions of income	12.9	5.5	1.4
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	(4.2)	(2.4)	5.0
Inventories	5.5	11.4	12.7
Prepaid expenses, income tax receivable and other assets	(13.2)	(23.0)	(0.1)
Accrued pension and post-retirement benefits	3.6	(47.4)	6.3
Accounts payable	(9.0)	3.3	(0.4)
Accrued and other liabilities	74.2	(40.1)	10.7
Real estate inventory sales (real estate developments held for sale)	58.4	47.6	7.4
Expenditures for real estate inventory (real estate developments held for sale)	(26.6)	(20.8)	(15.3)
Net cash provided by (used in) operations	309.9	(1.3)	111.2

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(241.7)	(10.1)	(82.4)
Capital expenditures for property, plant and equipment	(54.4)	(32.4)	(33.7)
Proceeds from disposal of property and other assets	171.7	47.2	88.8
Payments for purchases of investments in affiliates and other	(22.6)	(41.9)	(47.2)
Distributions of capital from investments in affiliates and other investments	42.3	33.3	41.3
Net cash provided by (used in) investing activities	(104.7)	(3.9)	(33.2)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	548.4	292.5	272.0
Payments of long-term debt and deferred financing costs	(467.8)	(181.0)	(334.3)
Borrowings (payments) on line-of-credit agreement, net	4.7	2.6	(9.9)
Distribution to noncontrolling interests	(0.7)	(0.5)	(1.4)
Cash dividends paid	(156.6)	(10.3)	(12.3)
Proceeds from issuance (repurchase) of capital stock and other, net	(1.5)	(7.2)	1.2
Net cash provided by (used in) financing activities	(73.5)	96.1	(84.7)

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	131.7	90.9	(6.7)
Balance, beginning of period	103.2	12.3	19.0
Balance, end of period	$234.9	$103.2	$12.3

	Year Ended December 31,
	2018	2017	2016
Other Cash Flow Information:
Interest paid, net of capitalized interest	$(34.4)	$(24.9)	$(26.2)
Income tax (payments)/refunds, net	$2.6	$(4.0)	$—

Noncash Investing and Financing Activities:
Issuance of shares for stock dividend	$626.4	$—	$—
Fair value of loan assumed in connection with acquisition	$61.0	$—	$—
Capital expenditures included in accounts payable and accrued expenses	$1.4	$4.5	$1.3
Dividends declared	$—	$783.0	$—
Uncollected proceeds from disposal of equipment	$—	$1.9	$—
Real estate exchanged for note receivable	$—	$2.5	$—
Declared distribution from investment in affiliate	$—	$—	$8.0
Declared distribution to noncontrolling interest	$—	$—	$0.9
Asset retirement obligations	$—	$—	$5.4

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$68.9	$2.2	$1.3
Restricted cash	34.3	10.1	17.7
Cash, cash equivalents and restricted cash	$103.2	$12.3	$19.0

End of the period:
Cash and cash equivalents	$11.4	$68.9	$2.2
Restricted cash	223.5	34.3	10.1
Cash, cash equivalents and restricted cash	$234.9	$103.2	$12.3
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2016	48.9	$1,151.7	$(45.3)	$117.2	$3.5	$1,227.1	$11.6
Net income (loss)	—	—	—	(10.2)	0.4	(9.8)	1.4
Other comprehensive income (loss), net of tax	—	—	2.1	—	—	2.1	—
Dividends on common stock ($0.25 per share)	—	—	—	(12.3)	—	(12.3)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.9)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)	—	—	—	1.3	—	1.3	(1.3)
Share-based compensation	—	4.1	—	—	—	4.1	—
Shares issued or repurchased, net	0.1	1.5	—	(0.8)	—	0.7	—
Balance, December 31, 2016	49.0	$1,157.3	$(43.2)	$95.2	$3.9	$1,213.2	$10.8

Net income (loss)	—	—	—	228.3	1.0	229.3	1.2
Other comprehensive income (loss), net of tax	—	—	0.9	—	—	0.9	—
Dividends on common stock ($16.13 per share)	—	—	—	(793.3)	—	(793.3)	—
Distributions to noncontrolling interest	—	—	—	—	(0.2)	(0.2)	(0.3)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)	—	—	—	3.7	—	3.7	(3.7)
Share-based compensation	—	4.4	—	—	—	4.4	—
Shares issued or repurchased, net	0.3		—	(6.9)	—	(6.9)	—
Balance, December 31, 2017	49.3	$1,161.7	$(42.3)	$(473.0)	$4.7	$651.1	$8.0

Net income (loss)	—	—	—	(72.0)	1.5	(70.5)	0.7
Impact of adoption of new accounting standards	—	—	(9.1)	7.7	—	(1.4)	—
Other comprehensive income (loss), net of tax	—	—	(0.5)	—	—	(0.5)	—
Stock dividend ($11.65 per share)	22.6	626.4	—	—	—	626.4	—
Distributions to noncontrolling interest	—	—	—	—	(0.5)	(0.5)	(0.2)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)	—	0.6	—	—	—	0.6	(0.6)
Share-based compensation	—	4.7	—	—	—	4.7	—
Shares issued or repurchased, net	0.1	—	—	(1.6)	—	(1.6)	—
Balance, December 31, 2018	72.0	$1,793.4	$(51.9)	$(538.9)	$5.7	$1,208.3	$7.9
See Notes to Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Consolidated Financial Statements

1.	BACKGROUND AND BASIS OF PRESENTATION
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

•
Land Operations: involves the management and optimization of A&B's land and related assets primarily through the following activities: planning, zoning, financing, constructing, selling, and investing in real property; leasing agricultural land; and renewable energy. Primary assets include landholdings, renewable energy assets (investments in hydroelectric and solar facilities and power purchase agreements) and development-for-sale projects and investments. Financial results from this segment are principally derived from renewable energy operations, income/loss from real estate joint ventures, real estate development sales and fees, and land parcel sales.

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

On October 15, 2018, the Company filed its tax return with the IRS, including the 2017 Form 1120-REIT with which it elected to be treated as a REIT for U.S. federal income tax purposes commencing with its 2017 taxable year. At December 31, 2018, the Company had 72.0 million shares outstanding.
Reclassifications: In November 2018, the Securities and Exchange Commission (SEC) finalized the Disclosure Update Simplification Project, which eliminated Rule 3-15(a)(1) reporting of Gain or Loss on Sale of Properties by REITs. To conform with ASC 360 and the SEC rule change, the Company has classified the gain on dispositions of real estate assets in operating income in the Company’s consolidated statements of operations. The Company reclassified the prior periods to conform to the current year presentation. This change resulted in an increase in operating income of $9.3 million and $8.1 million during the years ended December 31, 2017 and 2016, respectively. The Company also reclassified $2.5 million to deferred revenue from other long-term liabilities on the consolidated balance sheet as of December 31, 2017 to conform to the current year presentation.
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
The consolidated financial statements include the results of GP/RM, a supplier in the precast concrete industry, and GLP Asphalt, LLC ("GLP"), an importer and distributor of liquid asphalt, which are owned 51% and 70%, respectively. These entities are consolidated because the Company holds a controlling financial interest through its majority ownership of the voting interests of the entities. The remaining interest in these entities is reported as noncontrolling interest in the consolidated financial statements. Profits, losses and cash distributions are allocated in accordance with the respective operating agreements.
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
Customer Concentration: For the year ended December 31, 2018, the Land Operations segment recognized $162.2 million of gross profit from the sale of agricultural land on Maui to Mahi Pono Holdings, LLC. Grace derives a significant portion of Materials & Construction revenues from a limited customer base. For the years ended December 31, 2018, 2017 and 2016, billings of approximately $53.0 million, $67.7 million, and $52.0 million, respectively, were generated directly and indirectly from projects administered by the City and County of Honolulu. For the years ended December 31, 2018, 2017 and 2016, billings of approximately $40.4 million, $60.2 million, $50.1 million, respectively, were generated directly and indirectly from the State of Hawai`i, where Grace served as general contractor or subcontractor.
Fair Value Measurements: The fair value of the Company's cash and cash equivalents, accounts receivable and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The Company records long term notes receivables and interest rate swaps at fair value.
FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), as amended, establishes a fair value hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy places the highest priority on unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurements) and assigns the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs within the hierarchy are defined as follows:
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
The Company carries its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2 measurements) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. See Note 15, for fair value information regarding the Company's derivative instruments.
The fair value of the Company's long-term notes receivable notes approximates the carrying amount of $16.3 million at December 31, 2018. The fair value and carrying amount of these notes was immaterial at December 31, 2017. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as a Level 3 measurement in the fair value hierarchy.
The carrying amount and fair value of the Company's debt at December 31, 2018 was $778.1 million and $758.0 million, respectively, and $631.2 million and $642.3 million at December 31, 2017 respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 2 measurement).
During year ended 2018, 2017 and 2016, the Company recorded aggregate impairment charges of $79.4 million, $22.4 million and $11.7 million related to goodwill and long lived assets and an other than temporary impairment charges of $188.6 million related to equity method investments, see further discussion in the respective sections below. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates and management assumptions.
Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. There were no outstanding checks in excess of funds on deposit at December 31, 2018 and 2017.
Allowance for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition of the Company’s customers and their payment history, which are regularly monitored by the Company. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to Accounts receivable, net for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

	Balance at Beginning of Year	Provision for Bad Debt	Write-offs and Other	Balance at End of Year
2018	$1.4	$1.3	$(0.7)	$2.0
2017	$1.0	$1.0	$(0.6)	$1.4
2016	$1.7	$0.8	$(1.5)	$1.0
Operating Cycle: The Company uses the duration of the construction contracts that range from one year to three years as its operating cycle for purposes of classifying assets and liabilities related to contracts. Accounts receivable and contracts retention collectible after one year related to the Materials & Construction segment are included in current assets in the consolidated balance sheets and amounted to $7.7 million and $8.0 million at December 31, 2018 and 2017, respectively. Accounts and contracts payable related to the Materials & Construction segment payable after one year are included in current liabilities in the consolidated balance sheets and amounted to $0.7 million and $0.4 million at December 31, 2018 and 2017, respectively.
Long-term notes receivable: The Company's long-term notes receivable are recorded at cost within Other assets on the consolidated balance sheet.  Generally, a loans allowance is established when the Company determines that it will be unable to collect any remaining amounts due under the agreement.
Inventories: Materials & supplies and Materials & Construction segment inventory are stated at the lower of cost (principally average cost, first-in, first-out basis) or market value. Inventories at December 31, 2018 and 2017 were as follows (in millions):

	2018	2017
Asphalt	$9.4	$12.2
Processed rock and sand	9.5	13.5
Work in progress	4.0	2.8
Retail merchandise	2.0	1.7
Parts, materials and supplies inventories	1.6	1.7
Total	$26.5	$31.9
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

Restricted Cash: The Company's restricted cash balance primarily consists of proceeds from §1031 tax-deferred sales held in escrow pending future use to purchase new real estate assets and the proceeds from §1033 condemnations.
Real Estate Developments: Expenditures for real estate developments are capitalized during construction and are classified as real estate developments on the consolidated balance sheets. When construction is substantially complete, the costs are reclassified as Real Estate Development Inventory and Property Held for Sale, based upon the Company’s intent to either sell the completed asset or to hold it as an investment property, respectively. Cash flows related to real estate developments inventory are classified as operating activities. Cash flows related to the development of properties that the Company expects to retain ownership of are classified as investing activities.
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
Capitalized Interest: Interest costs on developments and major redevelopments are capitalized as part of real estate development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Total interest cost incurred was $35.9 million, $26.4 million, $28.3 million in 2018, 2017 and 2016, respectively. Capitalized interest costs related to development activities were $0.6 million, $0.8 million and $2.0 million in 2018, 2017 and 2016, respectively.
Real Estate Development Inventory and Property Held for Sale: The Company separately classifies real estate development inventory and assets held for sale in its consolidated financial statements. Real estate investments to be disposed of are reported at the lower of carrying amounts or estimated fair value, less costs to sell. The following table summarizes the assets held for sale at December 31, 2018 (in millions):

	2018	2017
Commercial Real Estate Assets	$—	$68.7
Impairment of real estate assets	—	(22.4)
Real Estate Assets held for sale	—	46.3
Real Estate development-for-sale inventory	31.1	21.1
Real estate development inventory and property held for sale	$31.1	$67.4
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets: Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, A&B’s financial condition or its future financial results could be materially impacted.
During the fourth quarter of 2018, the Company concluded that the carrying values of certain paving and quarry assets in its Materials & Construction segment were not recoverable due primarily to persisting, competitive market pressures that have negatively affected sales and margins. As a result, the Company recorded impairment charges of $40.6 million during the fourth quarter of 2018 to reduce the carrying amounts to the estimated fair value. The Company classified these fair value measurements as Level 3. The weighted average discount rate used in the intangible valuation was 13.5%. Changes to Materials & Construction fixed assets and intangible assets for the year ended December 31, 2018 consisted of the following (in millions):

Intangible Assets	Materials & Construction	Fixed Assets	Materials & Construction
		Balance, January 1, 2018	$139.5
Balance, January 1, 2018	$16.5	Additions to fixed assets	11.1
Amortization	(0.9)	Depreciation	(11.2)
Intangible impairment	(7.0)	Fixed asset impairment	(33.6)
Balance, December 31, 2018	$8.6	Balance, December 31, 2018	$105.8
During the year ended December 31, 2017, the Company recorded aggregate impairment charges of $22.4 million related to certain of the Company's U.S. Mainland commercial properties that were classified as held for sale. The impaired assets were measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the real estate assets and available, observable market data. The Company classified these fair value measurements as Level 3.
During the year ended December 31, 2016, as a result of a change in its strategy for development activities, the Company recorded non-cash impairment charges of $11.7 million related to certain non-active, long-term development-for-sale projects.
Impairment of Investments in Unconsolidated Affiliates: The Company's investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is believed to be other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows that may consider various factors, including sales prices, development costs, market conditions and absorption rates, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results.
Weakness in particular real estate markets, difficulty in obtaining or renewing project-level financing or development approvals, and changes in the Company’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future.
During the fourth quarter of 2018, the Company determined that its investment in Kukui`ula was other-than-temporarily impaired as a result of changing its strategy and no longer intending to hold its investment through the duration of the project. As a result, the Company estimated the fair value of its investment in Kukui`ula using a discounted cash flow model and recorded a non-cash, other-than-temporary impairment of $186.8 million. The Company classified the fair value measurement as Level 3. The weighted average discount rate used in the valuation was 18.0%.
The Company made investments of $23.8 million in 2014 and $15.4 million in 2016 in tax equity investments related to the construction and operation of (1) a 12-megawatt solar farm on Kauai and (2) two photovoltaic facilities with a combined capacity of 6.5 megawatts on Oahu, respectively. The Company recovers its investments primarily through tax credits and tax benefits, which are recorded in the Income tax expense (benefit) line item in the consolidated statements of operations. As these tax benefits were received and recognized, the Company recorded non-cash reductions of the investments' carrying value. For the years ended December 31, 2018, 2017 and 2016, the Company recorded net, non-cash reductions of the investments' carrying value of $0.5 million, $2.6 million, and $9.8 million, respectively, as Reductions in solar investments, net on the consolidated statements of operations.
Intangible Assets: Intangible assets are recorded on the consolidated balance sheets as other non-current assets and are generally related to the acquisition of commercial properties. Intangible assets acquired in 2018 and 2017 were as follows:

	2018		2017
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
In-place/favorable leases	$38.7	11.9	$0.3	1.6
Intangible assets for the years ended December 31, 2018 and 2017 included the following (in millions):

	2018	2017
In-place leases	$102.1	$70.2
Favorable leases	24.6	17.9
Permitted quarry rights	8.0	18.0
Trade name/customer relationships	2.2	2.2
Amortization of in-place leases	(53.2)	(45.6)
Amortization of favorable leases	(13.7)	(12.1)
Amortization of permitted quarry rights	(0.1)	(2.5)
Amortization of trade name/customer relationships	(1.5)	(1.2)
Intangible assets, net	$68.4	$46.9
Aggregate intangible asset amortization was $8.7 million, $6.0 million, and $9.2 million for 2018, 2017 and 2016, respectively. Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated Amortization
2019	$6.8
2020	5.6
2021	5.0
2022	4.5
2023	3.9
Goodwill: The Company reviews goodwill for impairment at the reporting unit level annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The goodwill impairment test estimates the fair value of a reporting unit using various methodologies, including an income approach that is based on a discounted cash flow analysis and a market approach that involves the application of market-derived multiples. The discounted cash flow approach relies on a number of assumptions, including future macroeconomic conditions, market factors specific to the reporting unit, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, and a discount rate that considers the risks related to the amount and timing of the cash flows, among others. Under the market multiple methodology, the estimate of fair value is based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or revenues. When using market multiples of EBITDA or revenues, the Company must make judgments about the comparability of those multiples in closed and proposed transactions and comparability of multiples for similar companies.
If the results of the Company's test indicates that a reporting unit's estimated fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
The Company's goodwill balance primarily relates to the acquisition of Grace Pacific in 2013. Grace Pacific has three reporting units in the Materials & Construction segment: GPC (primarily consisting of the Grace Pacific’s quarry, paving, and liquid asphalt operations), GPRS (primarily consisting of Grace Pacific’s roadway and maintenance solutions operations) and GPRM (primarily consisting of Grace Pacific’s prestressed and precast concrete operations). The valuation that was performed of each reporting unit assumes that each is an unrelated business to be sold separately and independently from the other reporting units.
Based upon the results of the valuation, the GPC and GPRS reporting unit's carrying values exceeded their estimated fair values and goodwill was determined to be impaired. The decline in fair value was due primarily to persisting, competitive market pressures that have negatively affected sales and margins. Therefore, the Company recorded a non-cash charge of $37.2 million during the fourth quarter of 2018. The Company classified these fair value measurements as Level 3. The weighted average discount rate used in the valuation was 13.6%. As of December 31, 2018, the Company’s goodwill balance totaled $65.1 million of which, $56.4 million related to Grace Pacific.
The changes in the carrying amount of goodwill allocated to the Company's reportable segments for the years ended December 31, 2018 and 2017 were as follows (in millions):

	Materials & Construction	Commercial Real Estate	Total
Balance, January 1, 2017	$93.6	$8.7	$102.3
Changes to goodwill	—	—	—
Balance, December 31, 2017	93.6	8.7	102.3
Goodwill impairment	(37.2)	—	(37.2)
Balance, December 31, 2018	$56.4	$8.7	$65.1
There was no goodwill allocated to the Land Operations segment.
Discontinued Operations: On December 31, 2015, due to continuing and significant operating losses stemming from low sugar prices and poor production levels, the Company determined it would cease sugar operations at its HC&S division on Maui upon completion of its final harvest in 2016. HC&S completed its harvest in December 2016, and the Company ceased its sugar operations (the "Cessation"). As a result, the Company concluded that its sugar operations met the requirements to be reported as discontinued operations for all periods presented. See Note 4, "Discontinued Operations" and Note 18 "Cessation of Sugar Operations" for additional detail.
Revenue recognition: Sources of revenue for the Company primarily include commercial property rentals, sales of real estate, real estate development projects, material sales and paving construction projects. The Company generates revenue from three distinct business segments:
Commercial Real Estate: The Commercial Real Estate segment owns, operates, leases, and manages a portfolio of retail, office, and industrial properties in Hawai`i; it also leases urban land in Hawai`i to third-party lessees. Commercial Real Estate revenue is recognized on a straight-line basis over the term of the corresponding lease. Also included in rental revenues are certain tenant reimbursements and percentage rents determined in accordance with the terms of the lease. The Company records revenue for real estate taxes paid by its tenants for commercial properties with an offsetting expense in Cost of Commercial Real Estate in the accompanying consolidated statement of operations, as the Company has concluded it is the primary obligor.
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
Construction contracts can generally be categorized into two types of contracts with customers based on the respective payment terms; either lump sum or unit priced. Lump sum contracts require the total amount of work be performed under a single fixed price irrespective of actual quantities or actual costs. Earnings on both unit price contracts and lump sum fixed-price paving contracts are recognized using the percentage of completion, cost-to-cost, input method, as it is able to faithfully depict the transfer of control of the underlying assets to the customer. Certain construction contracts include retainage provisions. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners.
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
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, the Company disaggregated and separately presented long-term costs of its employee benefit plans within Accrued retirement benefits in its consolidated balance sheet. In connection with such presentation, the Company reclassified $2.8 million of accrued costs related to its non-qualified benefit plans from Other non-current liabilities and $19.9 million of accrued costs related to its qualified pension and post-retirement benefit plans from Accrued pension and post-retirement benefits in its consolidated balance sheet at December 31, 2017.
Share-Based Compensation: The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 13, "Share-Based Awards."
Redeemable Non-controlling Interest: Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control are classified as mezzanine equity, outside of equity and liabilities, and are adjusted to fair value on each annual balance sheet date. The resulting changes in fair value of the estimated redemption amount, increases or decreases, are recorded with corresponding adjustments against earnings surplus or, in the absence of earnings surplus, common stock.
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
The Company believes that it is more likely than not that the benefit from its state nonrefundable energy tax credit carryforward will not be realized. Consequently, in 2017 the Company recorded a valuation allowance of $6.9 million on the deferred tax asset relating to this credit carryforward. If our assumptions change and the Company determines that it will be able to realize the credit, the tax benefits relating to any reversal of the valuation allowance on the deferred tax assets will be recognized as a reduction in Income tax benefit (expense) on the consolidated statements of operations. As a result of tax losses incurred in the TRS for the past three years, primarily related to the Materials & Construction segment, the Company recorded an additional non-cash valuation allowance against the deferred tax assets of approximately $84.6 million in December 2018, of which $16.5 million related to deferred tax assets recorded prior to 2018 and resulted in deferred tax expense for the year ended December 31, 2018.
The Company also records a liability for uncertain tax positions not deemed to meet the more-likely-than-not threshold. The Company did not have material uncertain tax positions at December 31, 2018 and 2017.
The Company accounts for tax credits related to its investments in KRS II and Waihonu using the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available.
Comprehensive Income (Loss): Other comprehensive income (loss) principally includes amortization of deferred pension and postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31, 2018 and 2017 (in millions):

	2018	2017
Unrealized components of benefit plans:
Pension plans	$(54.8)	$(43.1)
Post-retirement plans	—	(1.0)
Non-qualified benefit plans	(0.4)	(0.1)
Interest rate swap	3.3	1.9
Accumulated other comprehensive income (loss)	$(51.9)	$(42.3)
The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2016	$(45.3)	$—	$(45.3)
Other comprehensive income (loss) before reclassifications, net of taxes of $2.1 and $1.0 for employee benefit plans and interest rate swap, respectively	(3.4)	1.6	(1.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $2.3 and $0.2 for employee benefit plans and interest rate swap, respectively	3.7	0.2	3.9
Balance, December 31, 2016	$(45.0)	$1.8	$(43.2)
Other comprehensive income (loss) before reclassifications, net of taxes of $1.2 and $0.2 for employee benefit plans and interest rate swap, respectively	(2.0)	(0.2)	(2.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $1.8 and $0.2 for employee benefit plans and interest rate swap, respectively	2.8	0.3	3.1
Balance, December 31, 2017	$(44.2)	$1.9	$(42.3)
Other comprehensive income (loss) before reclassifications, net of taxes of $0 for interest rate swap	—	1.0	1.0
Other comprehensive income (loss) before reclassifications, net of taxes of $0 for employee benefit plans	(4.9)	—	(4.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0 for employee benefit plans	3.4	—	3.4
Impact of adoption of ASU 2018-02	(9.5)	0.4	(9.1)
Balance, December 31, 2018	$(55.2)	$3.3	$(51.9)

The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

	2018	2017	2016
Unrealized interest rate hedging gain (loss)	$1.0	$(0.4)	$2.6
Actuarial loss	(4.9)	(3.2)	(4.5)
Reclassification adjustment for interest expense included in net income (loss)	—	0.5	0.4
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	4.6	4.3	7.5
Prior service credit*	(0.7)	(0.8)	(1.0)
Curtailment (gain)/loss*	(0.6)	(0.3)	(1.5)
Settlement (gain)/loss*	0.1	1.4	—
Total before income tax	(0.5)	1.5	3.5
Income taxes	—	(0.6)	(1.4)
Other comprehensive income (loss), net of tax	$(0.5)	$0.9	$2.1
* This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (see Note 11 for additional details).

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
Interest and other income (expense), net is primarily comprised of a net gain on the sale of the Company's joint venture interest in the Ka Milo real estate development-for-sale project, the non-service cost components of pension and postretirement benefit expense and interest income. For the years ended December 31, 2018, 2017 and 2016, Interest and other income (expense), net included the following (in millions):

	2018	2017	2016
Pension and postretirement benefit (expense)	$(3.0)	$(3.8)	$(4.2)
Interest income	1.5	5.3	1.8
Sale of Ka Milo joint venture interest	4.2	—	—
Other income (expense)	0.1	0.6	0.7
Interest and other income (expense), net	$2.8	$2.1	$(1.7)
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
The Company adopted the provisions of ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method and applied ASU 2014-09 to those contracts that were not completed as of January 1, 2018 and whose revenue was historically accounted for under ASC 605. The cumulative impact of the adoption was a net reduction to Other assets and Distributions in excess of accumulated earnings of $1.4 million at January 1, 2018.

In accordance with ASU 2014-09, the impact of adoption to our consolidated balance sheet was as follows (in millions):

	Balance at December 31, 2017	Impact of adoption	Balance at January 1, 2018
Other Assets	$56.2	$(1.4)	$54.8
(Distribution in excess of accumulated earnings) Earnings surplus	$(473.0)	$(1.4)	$(474.4)
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") of 2017 was signed into law. The Act made significant changes, including lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. As the Company only operates in the U.S., the international provisions of the Act are not currently relevant to the Company.
ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which allowed companies to record provisional amounts during a measurement period not extending beyond one year from the Act's enactment date. As of December 31, 2017, the Company recorded a provisional amount of $3.0 million due to a remeasurement of its deferred tax assets and liabilities. As of December 31, 2018, the Company has not made a material adjustment to the provisional amount and has completed the accounting for all impacts of the Act.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. The amendments allow the Company to reclassify the stranded tax effects resulting from the Act, the difference between the historical federal corporate income tax rate of 35% and the newly enacted corporate income tax rate of 21%. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including adoption in any interim period. The Company adopted the standard effective December 31, 2018, and reclassified $9.1 million of stranded tax effects from Accumulated other comprehensive income (loss) to Distributions in excess of accumulated earnings related to the Company's pension and post-retirement liability and interest rate swap.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use ("ROU") asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018. The FASB has subsequently issued other related ASU, which amend ASU 2016-02 to provide transition practical expedients that an entity may elect to apply and other guidance. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. The Company expects to use this transition option upon adoption of the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
Under ASU 2016-02, the guidance allows lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components if certain requirements are met but requires lessors to recognize real estate tax expense and recovery income for tenants that self-pay real estate taxes. In addition, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the 'package of practical expedients,' which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.
The Company has finalized its assessment of the inventory of its leases that will be impacted by the adoption. While the Company does not expect the adoption of the new guidance to have a significant change in the accounting treatment and disclosures of the Company's leases, the Company expects to recognize new ROU assets and lease liabilities on the consolidated balance sheet for equipment, office, and real estate leases and to provide new disclosures about the Company's leasing activities as a lessee. On adoption, the Company currently expects to recognize additional operating liabilities of approximately $31.0 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. For leases with a term of 12 months or less, the Company expects to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. For leases where it is the lessor, the Company expects that accounting for lease components will largely be unchanged from existing GAAP and to elect the practical expedient to not separate non-lease components from lease components. The Company does not expect the guidance regarding the capitalization of leasing costs to have a significant change in its leasing activities as a lessor between now and adoption.
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
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The guidance amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. This ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements and footnote disclosures.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements and footnote disclosures.
3.     RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates were $16.6 million, $21.1 million, and $12.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Receivables from these affiliates were $2.2 million and $2.9 million at December 31, 2018 and 2017. Amounts due to these affiliates were $0.6 million and immaterial at December 31, 2018 and 2017, respectively.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are partially owned by a director of the Company. Revenues earned from these transactions were $4.3 million, $5.2 million and $6.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Receivables from these affiliates were immaterial at December 31, 2018 and 2017, respectively.
Land Operations. During the year ended December 31, 2018, the Company recorded $1.1 million in developer fee revenues related to management and administrative services provided to certain unconsolidated investments in affiliates and interest earned on notes receivable from related parties. Developer fee revenues recorded for the years ended 2017, and 2016 were $2.4 million and $4.6 million, respectively. Receivables from these affiliates were immaterial at December 31, 2018 and 2017.
During the year ended December 31, 2018, the Company completed the acquisition of five commercial units at The Collection high-rise residential condominium project on Oahu from its joint venture partners for $6.9 million paid in cash.
During the year ended December 31, 2017, the Company extended a five-year construction loan secured by a mortgage on real property to one of its joint ventures. Receivables from this affiliate were $13.5 million and $6.8 million at December 31, 2018 and 2017, respectively.
4.     DISCONTINUED OPERATIONS
In December 2016, the Company completed its final sugar harvest and ceased its sugar operations.
The historical results of operations have been presented as discontinued operations in the consolidated financial statements and prior periods have been recast.

The revenue, operating income (loss), gain on asset dispositions, income tax benefit (expense) and after-tax effects of these transactions for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

	2018	2017	2016
Sugar operations revenue	$—	$22.9	$98.4
Cost of discontinued sugar operations	—	22.5	87.5
Operating income (loss) from sugar operations	—	0.4	10.9
Sugar operations cessation costs	(0.6)	(2.7)	(77.6)
Gain (loss) on asset dispositions	—	6.0	—
Income (loss) from discontinued operations before income taxes	(0.6)	3.7	(66.7)
Income tax benefit (expense)	—	(1.3)	25.6
Income (loss) from discontinued operations, net of income taxes	$(0.6)	$2.4	$(41.1)

Basic earnings (loss) per share	$(0.01)	$0.05	$(0.84)
Diluted earnings (loss) per share	$(0.01)	$0.04	$(0.83)
There was no depreciation and amortization related to discontinued operations for the years ended December 31, 2018 and 2017. Depreciation and amortization related to discontinued operations was $70.9 million for the year ended December 31, 2016.
5.     INVESTMENTS IN AFFILIATES
The Company's investments in affiliates consist principally of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting. The Company’s investments in affiliates totaled $171.4 million and $401.7 million at December 31, 2018 and 2017, respectively. The amounts of the Company’s investment at December 31, 2018 and 2017 that represent undistributed earnings of investments in affiliates were approximately $7.8 million and $8.2 million, respectively. Dividends and distributions from unconsolidated affiliates totaled $51.1 million in 2018, $10.4 million in 2017 and $71.6 million in 2016.
Operating results include the Company's proportionate share of net income (loss) from its equity method investments. A summary of combined financial information related to the Company's equity method investments at December 31, 2018 and 2017 were as follows (in millions):

	2018	2017
Current assets	$71.1	$153.1
Non-current assets	755.8	754.9
Total assets	$826.9	$908.0

Current liabilities	$26.8	$52.5
Non-current liabilities	149.2	192.8
Total liabilities	$176.0	$245.3
A summary of the net income (loss) information related to the Company's equity method investments for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

	2018	2017	2016
Revenues	$243.6	$200.5	$489.3
Operating costs and expenses	209.7	166.3	449.8
Gross profit (loss)	$33.9	$34.2	$39.5
Income (loss) from Continuing Operations*	$17.4	$16.0	$31.7
Net Income (loss)*	$16.5	$15.5	$31.7
* Includes earnings from equity method investments held by the investee.

During the fourth quarter of 2018, the Company determined that its investment in Kukui`ula was other-than-temporarily impaired due to changing its strategy and no longer intending to hold its investment through the duration of the project. As a result, the Company estimated the fair value of its investment in Kukui`ula using a discounted cash flow model and recorded a non-cash impairment charge of $186.8 million to reduce the carrying value of the investment. The carrying value of the Company's investment in Kukui`ula, which includes capital contributed by A&B to the joint venture and the value of land initially contributed, net of joint venture earnings and losses and impairments was $115.4 million and $302.6 million at December 31, 2018 and 2017, respectively. The total capital contributed to the joint venture by the Company as a percent of total committed was approximately 60% at December 31, 2018. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment using the equity method. Due to the complex nature of cash distributions to the members, net income of the joint venture is allocated to the members, including the Company, using the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the book value of net assets of the venture, excluding capital contributions and distributions made during the period.
In 2014, the Company also contributed land, pre-paid development assets and cash to The Collection LLC, a joint venture formed to develop a 464-unit high-rise residential condominium project on Oahu, consisting of a 396-saleable unit high-rise condominium tower, 14 three-bedroom townhomes, and a 54-unit mid-rise building. In addition to the Company's initial contribution, the Company also secured equity partners that contributed an additional $16.8 million in cash. The Company's total agreed upon contribution, which includes the land and pre-paid development assets already contributed, was $50.3 million. The Company's investment at December 31, 2018 and 2017 was $0.8 million and $18.5 million, respectively. The Company accounts for its investment under the equity method. At December 31, 2018, the joint venture has closed out on the sales of all tower units, loft units and townhomes in the project.
In 2016, the Company invested $15.4 million in Waihonu, an entity that operates two photovoltaic facilities with a combined capacity of 6.5 megawatts in Mililani, Oahu. The Company does not have a controlling financial interest in Waihonu, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment under the equity method. Due to the complex nature of cash distributions, net income of the joint venture is allocated to the Company using the HLBV method, as described in the above paragraph. During the years ended December 31, 2018, 2017 and 2016, the Company recorded a net, non-cash reduction of $0.5 million, $2.4 million, and $8.7 million, respectively, in Reductions in solar investments, net on the consolidated statement of operations. At December 31, 2018 and 2017, the Company's investment was $0.9 million and $1.4 million, respectively.
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
6.     REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration which the Company expects to be entitled to in exchange for those goods or services.

The Company disaggregates revenue from contracts with customers by revenue type as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the year ended December 31, 2018 was as follows (in millions):

2018
Revenues:
Commercial Real Estate[1]	$140.3
Land Operations:
Development sales revenue	54.3
Unimproved/other property sales revenue	210.5
Other operating revenue	24.7
Total Land Operations	289.5
Materials & Construction[2]	214.6
Total revenues	$644.4
1As discussed in Note 2, Commercial Real Estate revenue is not in scope under ASU 2014-09 however is presented here for completeness.
2Materials & Construction included $18.5 million of revenue not in scope under ASU 2014-09 for the year ended December 31, 2018.
The total amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations was $128.7 million at December 31, 2018. The Company expects to recognize as revenue approximately 60% to 65% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations in 2019, with the remaining recognized thereafter.
The Company has elected the practical expedient provided in ASU 2014-09 to not disclose information about remaining performance obligations that have original expected durations of one year or less. In addition, the Company has elected the transition practical expedient in ASU 2014-09 to not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue for the year ended December 31, 2018. The Company has elected these practical expedients as the majority of its wholly, or partially, unfulfilled performance obligations are expected to be recognized in less than one year.
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
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers at December 31, 2018 and 2017:

(in millions)	2018	2017
Accounts receivable, net	$49.6	$34.1
Contracts retention	11.6	13.2
Costs and estimated earnings in excess of billings on uncompleted contracts	9.2	20.2
Current deferred revenue	0.1	0.9
Billings in excess of costs and estimated earnings on uncompleted contracts	5.9	5.7
Variable consideration(1)	62.0	—
Other long term deferred revenue	1.1	2.5
(1) Variable consideration recorded in connection with the disposal of agricultural land on Maui. See Note 21.
For the year ended December 31, 2018, the Company recognized revenue of approximately $4.2 million related to the Company's contract liabilities reported at December 31, 2017. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Information related to uncompleted contracts as of December 31, 2018 and 2017 is as follows (in millions):

(in millions)	2018	2017
Costs incurred on uncompleted contracts	$218.0	$137.5
Estimated earnings	30.3	35.8
Subtotal	248.3	173.3
Billings to date	(245.0)	(158.8)
Total	$3.3	$14.5

7.	PROPERTY
Property on the consolidated balance sheets at December 31, 2018 and 2017 includes the following (in millions):

	2018	2017
Buildings	$604.6	$471.6
Land	680.5	613.3
Machinery and equipment	68.3	74.7
Asphalt plants and quarry assets	49.6	80.2
Water, power and sewer systems	37.1	109.9
Other property improvements	74.1	70.5
Subtotal	1,514.2	1,420.2
Accumulated depreciation	(192.2)	(272.7)
Property - net	$1,322.0	$1,147.5
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $32.5 million, $32.3 million and $106.1 million, respectively.

8.     NOTES PAYABLE AND LONG-TERM DEBT
At December 31, 2018 and 2017, notes payable and long-term debt consisted of the following (in millions):

			Principal Outstanding
Debt	Stated Rate (%)	Maturity Date	2018	2017
Secured:
GLP Asphalt Plant	( a )	2021	—	$4.8
Kailua Town Center	( b )	2021	$10.5	$10.8
Kailua Town Center #2	3.15%	2021	4.7	4.9
Laulani Village	3.93%	2024	62.0	—
Pearl Highlands	4.15%	2024	85.3	87.0
Manoa Marketplace	( c )	2029	60.0	60.0
Subtotal			$222.5	$167.5
Unsecured:
Term Loan 1	2.00%	2018	—	0.1
Term Loan 2	3.31%	2018	—	1.0
Term Loan 3	5.19%	2019	2.3	4.4
Series D Note	6.90%	2020	32.5	48.8
Term Loan 4	( d )	2021	9.4	9.4
Bank Syndicated Loan	( e )	2023	50.0	—
Series A Note	5.73%	2024	28.5	28.5
Series E Note	3.90%	2024	—	62.6
Series J Note	4.66%	2025	10.0	—
Series B Note	5.55%	2026	46.0	46.0
Series C Note	5.56%	2026	24.0	25.0
Series F Note	4.35%	2026	22.0	22.0
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	—
Series G Note	3.88%	2027	42.5	50.0
Series L Note	4.89%	2028	18.0	—
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$419.7	$397.8
Revolving Credit Facilities:
GLP Asphalt Revolving Credit Facility	( f )	2020	0.4	0.5
Revolving credit facility	( g )	2022	136.6	66.0
Subtotal			137.0	66.5
Total Debt (contractual)			$779.2	$631.8
Unamortized debt premium (discount)			(0.2)	0.5
Unamortized debt issuance costs			(0.9)	(1.1)
Total debt (carrying value)			778.1	631.2
Less current portion			(39.0)	(46.0)
Long-term debt			$739.1	$585.2

(a) Loan has a stated interest rate of LIBOR plus 1.00%.
(b) Loan has a stated interest rate of LIBOR plus 1.50% and is swapped through maturity to a 5.95% fixed rate.
(c) Loan has a stated interest rate of LIBOR plus 1.35% and is swapped through maturity to a 3.14% fixed rate.
(d) Loan has a stated interest rate of LIBOR plus 2.00% and is secured by a letter of credit.
(e) Loan has a stated interest rate of LIBOR plus 1.80%, based on pricing grid.
(f) Loan has a stated interest rate of LIBOR plus 1.25%.
(g) Loan has a stated interest rate of LIBOR plus 1.85%, based on pricing grid.
Revolving Credit Facilities: The Company had a revolving senior credit facility that provided for an aggregate $350.0 million, 5-year unsecured commitment ("Revolving Credit Facility"), with an uncommitted $100.0 million increase option. The Revolving Credit Facility also provides for a $100.0 million sub-limit for the issuance of standby and commercial letters of credit and an $80.0 million sub-limit for swing line loans. Amounts drawn under the facilities bear interest at a stated rate, as defined, plus a margin that is determined based on a pricing grid using the ratio of debt to total adjusted asset value, as defined. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio, and limitations on priority debt, as defined in the agreement. In December 2015, the Revolving Credit Facility was amended to extend the maturity date to December 2020.
In September 2017, the Company entered into a Second Amended and Restated Credit Agreement ("A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, and other lenders party thereto, which amended and restated its existing $350.0 million committed Revolving Credit Facility. The A&B Revolver increased the total revolving commitments to $450.0 million, extended the term of the Revolving Credit Facility to September 15, 2022, amended certain covenants (see below), and reduced the interest rates and fees charged under the Revolving Credit Facility. All other terms of the Revolving Credit Facility remain substantially unchanged.
At December 31, 2018, the Company had $136.6 million of revolving credit borrowings outstanding, $11.3 million in letters of credit had been issued against the facility, and $302.1 million remained available.
At December 31, 2017, the Company had, at one of its subsidiaries, GLP, a $30.0 million line of credit with a maturity date in October 2018. The credit line is collateralized by the subsidiary's accounts receivable, inventory and equipment and may only be used for asphalt purchase. The Company and the noncontrolling interest holders are guarantors, on a several basis, for their pro rata shares (based on membership interests) of borrowings under the line of credit. In September 2018, GLP entered into a Third Amended Credit Agreement with Wells Fargo Bank, National Association, which amended and extended its existing $30 million committed revolving credit facility ("GLP Asphalt Revolving Credit Facility"). The GLP Asphalt Revolving Credit Facility maturity was extended to October 5, 2020. Additionally, the interest rate was reduced by 25 basis points and a fee of 20 basis points on the unused amount of the GLP Asphalt Revolving Credit Facility has been added. All other terms of the GLP Asphalt Revolving Credit Facility remain substantially unchanged.
Unsecured Term Loans: On September 24, 2013, KDC LLC ("KDC"), a wholly owned subsidiary of A&B and a 50% member of Kukui`ula Village LLC ("Village"), entered into an Amended and Restated Limited Liability Company Agreement of Kukui`ula Village ("Agreement") with DMB Kukui`ula Village LLC, a Delaware limited liability company, as a member, and KKV Management LLC, a Hawai`i limited liability company, as the manager and a member. Under the Agreement, KDC assumed control of Village and accordingly, A&B consolidated Village's assets and liabilities at fair value, which including a $9.4 million loan ("Term Loan 4") secured by a letter of credit. The Term Loan 4 is interest only and bears interest at LIBOR plus 2.0%. At December 31, 2018, the outstanding balance of the Term Loan 4 was $9.4 million.
In December 2015, the Company entered into an agreement (the "Prudential Agreement") with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") for an unsecured note purchase and private shelf facility that enables the Company to issue notes in an aggregate amount up to $450.0 million (“Prudential Shelf Facility”), less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement. The Prudential Agreement, as amended, expired in December 2018 and contained certain restrictive covenants that are substantially the same as the covenants contained in the Revolving Credit Facility, as amended. Borrowings under the uncommitted shelf facility bear interest at rates that are determined at the time of the borrowing.
Changes to Revolver Amendment and Pru Amendment Covenants: The principal amendments under the A&B Revolver and the Pru Amendment are as follows:

•	An increase in the maximum ratio of debt to total adjusted asset value from 0.5:1.0 to 0.6:1.0.

•	An increase in the aggregate maximum amount of priority debt at any time from 20% to 25%.

•	Allows the Company to consummate the holding company merger to adopt certain governance changes and facilitate the Company's ongoing compliance with REIT requirements.

•
Sets the minimum shareholders' equity amount to be $850.6 million plus 75% of the net proceeds received from equity issuances, less non-recurring costs related to the REIT conversion, among other additions and subtractions.

•
Allows for the payment of minimum dividends required to maintain REIT status and other dividends in any amount so long as no event of default shall then exist or would exist after giving effect to such dividends.

As a result of the special distribution that was declared on November 16, 2017 and settled on January 23, 2018 related to the Company's REIT conversion (See Note 13), the Company received waivers related to the impact of the Special Distribution (as defined below) on the minimum shareholder’s equity computation for its Revolving Credit Facility and its unsecured term loan agreements.

In September 2017, the Company entered into an amendment (the "Pru Amendment") of its Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of December 10, 2015, which amended certain covenants (see below). Additionally, the Pru Amendment included a provision for a contingent incremental interest rate increase of 20 basis points on all outstanding notes unless, following the Company's planned earnings and profits purge, the maximum ratio of debt to total adjusted asset value is equal to or less than 0.35 to 1.00 with respect to any fiscal quarter ending on or before September 30, 2018. The contingent interest rate adjustment, if triggered, will continue until such time that the Company's ratio of debt to total adjusted asset value declines to 0.35 to 1.00 or below. If the contingent interest rate adjustment is not triggered on September 30, 2018, or if triggered, but subsequently the Company's ratio of debt to total adjusted asset value declines to 0.35 to 1.00 or below, the contingent interest rate adjustment shall have no further force or effect. In October 2018 the interest rates for all Prudential Notes and the AIG Note increased by 20 basis points based on a leverage based ratio maximum requirement.  The 20 basis point increase shall be in effect until the leverage based ratio hurdle has been achieved.
In October 2017, the Company entered into a rate lock commitment to draw $50.0 million under its Prudential Shelf Facility, pursuant to which the Company drew $50.0 million in November 2017. The note bears interest at 4.04% and matures on November 21, 2026. Interest only is paid semi-annually and the principal balance is due at maturity.
In October 2017, the Company entered into a second rate lock commitment to draw $25.0 million under its Prudential Shelf Facility, pursuant to which the Company drew $25.0 million in December 2017. The note bears interest at 4.16% and matures on December 8, 2028. Interest only is paid semi-annually and the principal balance is due at maturity.
In November 2017, the Company entered into a rate lock commitment to draw $25.0 million under its Note Purchase and Private Shelf Agreement with AIG Asset Management (U.S.), LLC. Under the commitment, the Company drew $25.0 million in December 2017. The note bears interest at 4.30% and matures on December 20, 2029. Interest only is paid semi-annually and the principal balance is due at maturity.
In February 2018, the Company entered into an agreement with Wells Fargo Bank, National Association and a syndicate of other financial institutions that provides for a $50.0 million term loan facility ("Wells Fargo Term Facility" or "Bank Syndicated Loan"). The Company also drew $50.0 million under the Wells Fargo Term Facility in February 2018 and used such term loan proceeds to repay amounts that were borrowed under the Company's Revolving Credit Facility. Borrowings under the Wells Fargo Term Facility bear interest at a stated rate, as defined, plus a margin that is determined using a leverage based pricing grid.
In April 2018, the Company completed an agreement with Prudential to refinance its previously existing term loan of $62.5 million that bore interest at 3.90% and matured in 2024, which resulted in three separate term loans: $10.0 million at a fixed interest rate of 4.66% maturing in 2025; $34.5 million at a fixed interest rate of 4.81% maturing in 2027; and $18.0 million at a fixed interest rate of 4.89% maturing in 2028.
As a result of the special distribution that was declared on November 16, 2017 and settled on January 23, 2018 related to the Company's REIT conversion (See Note 13), the Company received waivers related to the impact of the Special Distribution (as defined below) on the minimum shareholder’s equity computation for its Revolving Credit Facility and its unsecured term loan agreements.
Real Estate Secured Term Debt: On December 20, 2013, the Company consummated the acquisition of the Kailua Portfolio, a collection of retail assets on Oahu. In connection with the acquisition of the Kailua Portfolio, the Company assumed a $12.0 million mortgage note, which matures in September 2021, and an interest rate swap that effectively converts the floating rate debt to a fixed rate of 5.95%. At December 31, 2018, the balance of the mortgage note was $10.5 million. The Company also secured a $5.0 million second mortgage on the Kailua Portfolio during the first quarter of 2017, which bears interest at 3.15% and matures in 2021. The second mortgage has an outstanding balance at December 31, 2018 of $4.7 million.
On September 17, 2013, the Company closed the purchase of Pearl Highlands Center, a 415,400-square-foot, fee simple retail center in Pearl City, Oahu (the “Property”), for $82.2 million in cash and the assumption of a $59.3 million mortgage loan (the “Pearl Loan”), pursuant to the terms of the Real Estate Purchase and Sale Agreement, dated April 9, 2013, between PHSC Holdings, LLC and A&B Properties. On December 1, 2014, the Company refinanced and increased the amount of the loan secured by the Property. The new loan ("Refinanced Loan") was increased to $92.0 million and bears interest at 4.15%. The Refinanced Loan matures in December 2024, and requires monthly principal and interest payments of approximately $0.4 million. A final principal payment of approximately $73.0 million is due on December 8, 2024. The Refinanced Loan is secured by the Property under a Mortgage and Security Agreement between the Company and The Northwestern Mutual Life Insurance Company.
In 2016, ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC (the "Borrowers"), wholly owned subsidiaries of the Company, entered into a $60.0 million mortgage loan agreement ("Loan") with First Hawaiian Bank ("FHB"). The Loan bears interest at LIBOR plus 1.35% and matures on August 1,

2029. The Loan requires interest-only payments for the first 36 months and principal and interest payments for the remaining 120 months using a 25 years amortization period. A final principal payment of $41.7 million is due on August 1, 2029. The Company had previously entered into an interest rate swap with a notional amount of $60.0 million to fix the variable interest rate on the Company's debt at an effective rate of 3.14% (see Note 15). The Loan is secured by Manoa Marketplace under a Mortgage, Security Agreement and Fixture Filing between the Borrowers and FHB, dated August 1, 2016.
The approximate book values of assets used in the Commercial Real Estate segment pledged as collateral under the foregoing credit agreements at December 31, 2018 was $369.2 million. The approximate book values of assets used in the Materials & Construction segment pledged as collateral under the foregoing credit agreements at December 31, 2018 was $23.9 million. There were no assets used in the Land Operations segment that were pledged as collateral.
In connection with the TRC Acquisition, the Company assumed a $62.0 million mortgage secured by Laulani Village that matures on May 1, 2024. The note bears interest at 3.93% and requires monthly interest payments of approximately $0.2 million until May 2020 and principal and interest payments of approximately $0.3 million thereafter.
Current portion of long term debt: The Company expects to pay the current portion of long term debt due in 2019 with cash flows provided from operations.
Debt Maturities: At December 31, 2018, debt maturities during the next five years and thereafter, excluding amortization of debt discount or premium, are $29.9 million in 2019, $30.1 million in 2020, $51.6 million in 2021, $165.7 million for 2022, $83.8 million in 2023, and $418.1 million thereafter.

9.	LEASES - THE COMPANY AS LESSEE
Principal non-cancelable operating leases include land, office space, harbors and equipment leased for periods that expire through 2031. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $6.1 million, $6.1 million, and $6.8 million for 2018, 2017, and 2016, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis.
Future minimum payments under non-cancelable operating leases were as follows (in millions):

Minimum Lease Payments
2019	$5.5
2020	5.4
2021	5.3
2022	5.3
2023	4.5
Thereafter	13.9
Total	$39.9

10.	LEASES - THE COMPANY AS LESSOR
The Company leases to third-parties land and buildings under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2018 and 2017 were as follows (in millions):

	2018	2017
Leased property - real estate	$1,263.0	$1,089.0
Less accumulated depreciation	(104.4)	(104.0)
Property under operating leases - net	$1,158.6	$985.0

Total rental income, excluding tenant reimbursements (which totaled $35.6 million, $33.0 million and $31.8 million for the years ended December 31, 2018, 2017 and 2016, respectively), under these operating leases were as follows (in millions):

	2018	2017	2016
Minimum rentals	$93.0	$95.4	$95.2
Contingent rentals (based on sales volume)	4.7	4.4	5.4
Total	$97.7	$99.8	$100.6
Future minimum rentals on non-cancelable operating leases at December 31, 2018 were as follows (in millions):

Operating Leases
2019	$97.6
2020	96.2
2021	78.2
2022	69.3
2023	59.9
Thereafter	407.8
Total	$809.0
11.     EMPLOYEE BENEFIT PLANS
The Company has funded single-employer defined benefit pension plans that cover substantially all non-bargaining unit employees and certain bargaining unit employees. In addition, the Company has plans that provide certain retiree health care and life insurance benefits to substantially all salaried and certain hourly employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of credited service. The Company does not pre-fund these health care and life insurance benefits and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.
Plan Administration, Investments and Asset Allocations: As the plan sponsor for its defined benefit pension plan, the Company is responsible for the investment and management of the pension plan assets. The Company manages the pension plan assets based upon a liability-driven investment strategy, which seeks to increase the correlation of the pension plan assets and liabilities to reduce the volatility of the plan's funded status and, over time, improve the funded status of the plan. As a result, the asset allocation of the defined benefit pension plan is weighted toward fixed income investments, which reduces investment volatility but also reduces investment returns over time. In connection with the liability-driven investment strategy, the Company appointed an investment adviser that directs investments and selects investment options, based on established guidelines.
The Company’s weighted-average asset allocations at December 31, 2018 and 2017, and 2018 year-end target allocation, by asset category, were as follows:

	Target	2018	2017
Fixed income securities	100%	99%	98%
Cash and cash equivalents	—%	1%	2%
Total	100%	100%	100%
Fixed income debt securities include investment-grade corporate bonds from diversified industries and U.S. Treasuries.
The expected return on plan assets assumption (4.30% for 2018) is principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability-driven investment strategy, and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans with similar asset mixes. For the years ended December 31, 2018 and 2017, the plan assets experienced a negative return of 5.10% and a positive return of 3.90%, respectively. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.
The Company’s pension plan assets are held in a master trust and stated at estimated fair value, which is based on the fair values of the underlying investments. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

The fair values of the Company’s defined benefit pension plan assets at December 31, 2018 and 2017, by asset category, are as follows (in millions):

	Fair Value Measurements at
	December 31, 2018			December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Asset Category
Cash and cash equivalents	$1.4	$1.4	$—	$4.5	$4.5	$—
Fixed income securities
U.S. Treasury obligations	—	—	—	81.2	81.2	—
Domestic corporate bonds and notes	—	—	—	102.3	—	102.3
Foreign corporate bonds	—	—	—	9.6	—	9.6
Assets measured at NAV	172.2	—	—	—	—	—
Total	$173.6	$1.4	$—	$197.6	$85.7	$111.9
Investments in funds that are measured at fair value using the NAV per share practical expedient in accordance with ASC 820 have not been classified in the fair value hierarchy tables above. The NAV is based on the fair value of the underlying assets owned by the fund and is determined by the investment manager or custodian of the fund. The fair value amounts presented are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets. These investments primarily include other fixed income investments and securities.
The fixed income securities in 2017, primarily consisting of corporate bonds and U.S. government treasury and agency securities, were valued based upon the closing price reported in the market in which the security is traded. U.S. government agency, corporate asset-backed securities, and mortgage securities may utilize models, such as a matrix pricing model, that incorporate other observable inputs such as cash flow, security structure, or market information, when broker/dealer quotes are not available.
The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real Estate	Private Equity	Insurance	Total
Beginning balance, January 1, 2017	$—	$0.1	$0.1	$0.2
Actual return on plan assets:
Assets held at the reporting date	—	(0.1)	(0.1)	(0.2)
Ending balance, December 31, 2017	$—	$—	$—	$—
Contributions are determined annually for each plan by the Company’s pension Administrative Committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. In 2018, the Company made no contributions to its defined benefit pension plans. In 2017 and 2016, the Company contributed approximately $49.2 million, and $0.5 million, respectively, to its defined benefit pension plans. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.
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
Benefit Plan Assets and Obligations: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2018 and 2017 and are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2018	2017	2018	2017	2018	2017
Change in Benefit Obligation
Benefit obligation at beginning of year	$206.1	$197.0	$12.3	$11.9	$3.4	$7.3
Service cost	1.8	2.8	0.1	0.1	0.1	0.1
Interest cost	7.4	8.0	0.4	0.4	0.1	0.2
Plan participants’ contributions	—	—	0.8	1.0	—	—
Actuarial (gain) loss	(11.8)	12.3	(1.4)	0.7	(0.2)	0.1
Benefits paid	(13.9)	(14.0)	(1.6)	(1.8)	(0.1)	(0.1)
Settlement	—	—	—	—	(0.6)	(4.2)
Benefit obligation at end of year	$189.6	$206.1	$10.6	$12.3	$2.7	$3.4

Change in Plan Assets
Fair value of plan assets at beginning of year	$197.6	$143.1	$—	$—	$—	$—
Actual return on plan assets	(10.1)	19.3	—	—	—	—
Employer contributions	—	49.2	0.8	0.8	0.7	4.3
Participant contributions	—	—	0.8	1.0	—	—
Benefits paid	(13.9)	(14.0)	(1.6)	(1.8)	(0.1)	(0.1)
Settlement	—	—	—	—	(0.6)	(4.2)
Fair value of plan assets at end of year	$173.6	$197.6	$—	$—	$—	$—

Funded Status and Recognized Liability	$(16.0)	$(8.5)	$(10.6)	$(12.3)	$(2.7)	$(3.4)
The accumulated benefit obligation for the Company’s qualified pension plans was $189.6 million and $206.1 million at December 31, 2018 and 2017, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive income (loss) at December 31, 2018 and 2017 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2018	2017	2018	2017	2018	2017
Non-current assets	$—	$—	$—	$—	$—	$—
Current liabilities	—	—	(0.8)	(0.8)	(0.2)	(0.8)
Non-current liabilities	(16.0)	(8.5)	(9.8)	(11.5)	(2.5)	(2.6)
Total	$(16.0)	$(8.5)	$(10.6)	$(12.3)	$(2.7)	$(3.4)

Net loss (gain) (net of taxes)	$56.2	$44.6	$—	$1.0	$0.5	$0.6
Unrecognized prior service credit (net of taxes)	(1.4)	(1.5)	—	—	(0.1)	(0.6)
Total	$54.8	$43.1	$—	$1.0	$0.4	$—
The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2018 and 2017 are shown below (in millions):

	2018	2017
Projected benefit obligation	$189.6	$206.1
Accumulated benefit obligation	$189.6	$206.1
Fair value of plan assets	$173.6	$197.6
The estimated prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2019 is $0.6 million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2019 is $4.1 million. The estimated net loss for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in 2019 is negligible. The estimated prior service cost for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in 2019 is negligible.
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
Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2018, 2017, and 2016, are shown below (in millions):

	Pension Benefits			Post-retirement Benefits			Non-qualified Plan Benefits
Components of Net Periodic Benefit Cost	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$1.8	$2.8	$3.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1
Interest cost	7.4	8.0	8.5	0.4	0.4	0.5	0.1	0.2	0.2
Expected return on plan assets	(8.2)	(9.4)	(10.0)	—	—	—	—	—	—
Amortization of net loss	4.2	4.1	7.1	0.3	—	0.2	0.1	0.2	0.2
Amortization of prior service cost	(0.5)	(0.5)	(0.5)	—	—	—	(0.2)	(0.3)	(0.5)
Amortization of curtailment (gain)/loss	—	—	(0.9)	—	—	—	(0.6)	(0.3)	(0.6)
Amortization of settlement (gain)/loss	—	—	—	—	—	—	0.1	1.4	—
Net periodic benefit cost	$4.7	$5.0	$7.3	$0.8	$0.5	$0.8	$(0.4)	$1.3	$(0.6)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net loss (gain)	$6.5	$2.4	$4.4	$(1.4)	$0.7	$—	$(0.2)	$0.1	$0.1
Amortization of unrecognized gain (loss)	(4.2)	(4.1)	(7.1)	(0.3)	—	(0.2)	(0.1)	(0.2)	(0.2)
Amortization of prior service credit	0.5	0.5	0.5	—	—	—	0.2	0.3	0.5
Amortization of curtailment (gain)/loss	—	—	0.9	—	—	—	0.6	0.3	0.6
Amortization of settlement (gain)/loss	—	—	—	—	—	—	(0.1)	(1.4)	—
Total recognized in other comprehensive income (loss)	2.8	(1.2)	(1.3)	(1.7)	0.7	(0.2)	0.4	(0.9)	1.0
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$7.5	$3.8	$6.0	$(0.9)	$1.2	$0.6	$—	$0.4	$0.4
The weighted average assumptions used to determine benefit information during 2018, 2017, and 2016 were as follows:

	Pension Benefits			Post-retirement Benefits			Non-qualified Plan Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Weighted Average Assumptions
Discount rate	4.33%	3.70%	4.20%	4.38%	3.70%	4.20%	3.78%	3.50%	3.90%
Expected return on plan assets	4.30%	6.80%	7.10%	—%	—%	—%	N/A	N/A	N/A
Rate of compensation increase	0.5%-3%	0.5%-3%	0.5%-3%	0.5%-3%	0.5%-3%	0.5%-3%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	6.20%	6.50%	6.80%	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A	4.50%	4.50%	4.50%	N/A	N/A	N/A
Year ultimate rate is reached	N/A	N/A	N/A	2037	2037	2037	N/A	N/A	N/A

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, at December 31, 2018, 2017, and 2016 and the net periodic post-retirement benefit cost for 2018, 2017, and 2016 would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits One Percentage Point
	Increase			Decrease
	2018	2017	2016	2018	2017	2016
Effect on total of service and interest cost components	$0.1	$0.1	$0.1	$(0.1)	$—	$—
Effect on post-retirement benefit obligation	$1.0	$1.3	$1.0	$(0.8)	$(1.0)	$(0.9)
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	2019	2020	2021	2022	2023	2024-2028
Estimated Benefit Payments
Pension	13.2	13.1	13.0	13.1	12.9	62.9
Post-retirement Benefits	0.8	0.8	0.8	0.7	0.7	3.3
Non-qualified Plan Benefits	0.3	1.2	—	—	—	2.0
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

The Company's participation in these plans for the year ended December 31, 2018, is outlined in the table below. The "EIN Pension Plan Number" column provides the Employee Identification Number (EIN) and the 3-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available in 2018 is for the plan's year-end at December 31, 2017, for the Pension Trust Fund for Operating Engineers Pension Plan and Laborer's National (Industrial) Pension Fund. The zone status available for 2018 for the Hawai`i Laborers Trust Funds is for the plan year-end at February 28, 2018. GP Roadway Solutions, Inc. and GP/RM Prestress, LLC have separate contracts and different expiration dates with the Hawai`i Laborers Trust Fund. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans that are less than 65% funded are "red zone" plans in need of reorganization; plans between 65% and 80% funded or that have an accumulated funding deficiency or are expected to have a deficiency in any of the next six years are "yellow zone" plans; plans that meet both of the "yellow zone" criteria are "orange zone" plans; and if the plan is funded more than 80%, it is a "green zone" plan. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.
There were no plans to which the Company contributed more than 5% of the total contributions.

		Pension Protection Act Zone Status	FIP/RP Status	Contribution by Entity	Contribution by Entity	Contribution by Entity	Surcharge Imposed	Expiration Date	Current Plan Year End
Fund	EIN Plan No.	2018 and 2017	Pending/Implemented	Jan. 1 - Dec. 31, 2018	Jan. 1 - Dec. 31, 2017	Jan. 1 - Dec. 31, 2016
Operating Engineers	94-6090764; 001	Yellow	Yes	$4.7	$4.9	$4.7	No	9/2/19	12/31/18
Laborers National	52-6074345; 001	Yellow	Yes	0.2	0.2	0.1	No	8/31/21	12/31/18
Hawai`i Laborers	99-6025107; 001	Green	No	0.9	0.8	0.7	No	8/31/19	2/28/18
Hawai`i Laborers	99-6025107; 001	Green	No	0.2	0.2	0.2	No	9/30/19	2/28/18
Total				$6.0	$6.1	$5.7
Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Code and provides matching contributions of up to 3% of eligible compensation. The Company’s matching contributions expensed under these plans totaled $0.6 million in each of the years ended December 31, 2018 and 2017. The Company also maintains profit sharing plans and, if a minimum threshold of Company performance is achieved, provides contributions of 1 to 5%, depending upon Company performance above the minimum threshold. There were $0.4 million of profit sharing contribution expenses recognized in 2018, and no profit sharing contribution expenses in 2017 and 2016.
Grace 401(k) Plans: The Company allows for discretionary non-elective employer contributions up to the sum of 10% of each eligible employee's compensation for the 12 months in the plan year, subject to certain limitations. Management revenue sharing bonuses can be deferred to the employee's 401(k) account, but will be subject to the IRS' annual limit on employee elective deferrals. Grace recognized discretionary employer contribution and revenue sharing expense of $1.8 million in 2018, and $2.0 million of contribution and revenue sharing expense for 2017 and 2016.

12.	INCOME TAXES
For the taxable years prior to 2017, the Company filed a consolidated federal income tax return, which included all of its wholly owned subsidiaries. On October 15, 2018, the Company filed its 2017 Form 1120-REIT with the IRS. The Company's TRS filed separately as a C corporation. The Company also files separate income tax returns in various states. The Company completed the necessary preparatory work such that the Company believes it has been organized and operating in a manner that enables it to qualify, and continue to qualify, as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 2017.

As a REIT, the Company will generally be allowed a deduction for dividends that it pays, and therefore, will not be subject to United States federal corporate income tax on its taxable income that is currently distributed to shareholders. The Company may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned by its TRS. In addition, the Company could be subject to corporate income taxes related to assets held by the REIT that are sold during the 5-year period following the date of conversion, to the extent such sold assets had a built-in gain as of January 1, 2017. The Company does not intend to dispose of any REIT assets after the REIT conversion within the 5-year period, unless various tax planning strategies, including Code Section 1031 like-kind exchanges or other deferred tax structures, are available to defer the built-in gain tax liability.

Distributions with respect to the Company’s common stock can be characterized for federal income tax purposes by a shareholder of the Company as ordinary income, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof, depending on the circumstances. Taxable distributions paid for the years ended December 31, 2017 and 2016 were classified as ordinary income (however, distributions paid for the year ended December 31, 2016 to U.S. shareholders who were individuals, trusts and estates may have been “qualified dividends” eligible for the reduced 20% tax rate). Distributions for the year ended December 31, 2018 included taxable ordinary income and, depending on a particular holder’s basis in its stock of the Company, a non-taxable return of capital, gain from the sale or exchange of property, or a combination thereof.

The income tax expense (benefit) on income (loss) from continuing operations for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in millions):

	2018	2017	2016
Current:
Federal	$(0.3)	$(2.6)	$2.9
State	—	(0.5)	0.9
Current	$(0.3)	$(3.1)	$3.8
Deferred:
Federal	$14.0	$(200.7)	$(1.4)
State	2.6	(14.4)	0.2
Deferred	$16.6	$(215.1)	$(1.2)
Income tax expense (benefit)	$16.3	$(218.2)	$2.6
Income tax expense (benefit) for the years ended December 31, 2018, 2017, and 2016 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2018	2017	2016
Computed federal income tax expense	$(11.1)	$3.3	$12.3
State income taxes	(15.6)	0.1	0.6
Valuation allowance	84.4	6.9	—
REIT rate differential	(51.5)	(2.2)	—
Nondeductible transaction costs	—	—	2.4
Tax credits, including solar	—	(0.3)	(8.7)
Return to provision	—	(1.1)	0.1
Amended return	0.6	(0.1)	(0.2)
Share-based compensation	—	(4.0)	(1.5)
Noncontrolling interest	(0.6)	(0.7)	(0.7)
Rate change effect related to REIT conversion	—	(223.0)	—
Rate change effect related to Tax Cuts and Jobs Act of 2017	—	3.0	—
Impairments	10.7	—	—
Other—net	(0.6)	(0.1)	(1.7)
Income tax expense (benefit)	$16.3	$(218.2)	$2.6
The Company's effective tax rate was higher for the year ended 2018 compared to the same period in 2017 primarily due to the Company recording a valuation allowance in 2018 on their net deferred tax assets. In addition, the Company generated a substantial deferred tax benefit in 2017 from the de-recognition of deferred tax assets and liability associated with the conversion to a REIT.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 were as follows (in millions):

	2018	2017
Deferred tax assets:
Employee benefits	$10.6	$9.1
Capitalized costs	9.7	10.7
Joint ventures and other investments	55.7	2.8
Impairment and amortization	0.8	0.7
Solar investment benefits	16.7	16.6
Insurance and other reserves	2.6	2.9
Disallowed interest expense	4.4	—
Net operating losses	8.3	7.7
Other	1.5	1.4
Total deferred tax assets	$110.3	$51.9
Valuation allowance	(91.5)	(6.9)
Total net deferred tax assets	$18.8	$45.0

Deferred tax liabilities:
Property (including tax-deferred gains on real estate transactions)	$17.0	$25.7
Interest rate swap	1.0	0.7
Other	0.8	2.1
Total deferred tax liabilities	$18.8	$28.5

Net deferred tax assets (liabilities)	$—	$16.5
Federal tax credit carryforwards at December 31, 2018 totaled $8.7 million and will expire in 2036. State tax credit carryforwards at December 31, 2018 totaled $6.9 million and may be carried forward indefinitely under state law. At December 31, 2018 the Company had federal net operating loss carryforwards of $6.0 million, $3.4 million of which expire in 2037, with the remaining being carried forward indefinitely under federal law. At December 31, 2018 the Company had state net operating loss carryforwards of $2.2 million, of which $1.5 million will expire in 2037, $0.1 million expiring in 2038, and $0.6 million carrying forward indefinitely.
A valuation allowance must be provided if it is more likely than not that some portion of all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities and appropriate tax law.
Due to the recent losses the Company has generated in its TRS, the Company believes that it is more likely than not that its U.S. and state deferred tax assets will not be realized as of December 31, 2018. Therefore, the Company established a valuation allowance of $84.6 million on its net U.S. and state deferred tax assets. Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets may cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which reversal of a valuation allowance should occur.

	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
2018	$6.9	$84.6	$—	$91.5
2017	$—	$6.9	$—	$6.9
The Company’s income taxes receivable has been increased by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. There were no net tax benefits from share-based transactions for 2018. The net tax benefits from share-based payment award transactions totaled $5.3 million for 2017.

For the years ended December 31, 2018 and 2017, the Company recorded a reduction of $0.5 million and $2.6 million, respectively, in Reductions in Solar Investments, net in the accompanying consolidated statements of operations.
The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. At December 31, 2018, accrued interest and penalties were not material. At December 31, 2018, the Company has not identified any material unrecognized tax positions.
The federal audit of the 2013, 2014, 2015 and 2016 tax years has concluded. There were no material adjustments to the income statement resulting from the completion of this audit. At December 31, 2018, the Company does not have any open income tax examinations.
13.    SHARE-BASED PAYMENT AWARDS
The 2012 Incentive Compensation Plan ("2012 Plan") allows for the granting of stock options, restricted stock units and common stock. During 2018, the Company retroactively approved an increase to the shares of common stock reserved for issuance at January 1, 2018 from 4.3 million shares to 5.3 million shares. At December 31, 2018 there were 1.9 million remaining shares available for grants. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.
The 2012 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs, as more fully described below.
Discretionary Grant Program: Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100% of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of 10 years. There were no option grants in 2018 and 2017, and the Company currently has no plans to issue options in the future.
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
The following table summarizes the Company's stock option activity for the year ended December 31, 2018 (in thousands, except weighted-average exercise price and weighted-average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2018	630.5	$12.58
Exercised	(48.8)	$8.62
Canceled	(1.6)	$13.11
Outstanding, December 31, 2018	580.1	$12.91	2.0 years	$3,232
Vested or expected to vest	580.1	$12.91	2.0 years	$3,232
Exercisable, December 31, 2018	580.1	$12.91	2.0 years	$3,232
On November 16, 2017, the Company declared a special distribution to its shareholders in the aggregate amount of $783.0 million (approximately $15.92 per share) (the "Special Distribution") in connection with its conversion to a REIT. On January 23, 2018, the Company completed the Special Distribution to shareholders in the form of $156.6 million of cash dividends and issuance of $626.4 million of common shares. On October 15, 2018 the Company filed its tax return including the 2017 Form 1120-REIT with the IRS. As of December 31, 2018, the Company had approximately 72.0 million shares outstanding.

The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2018 (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2018	318.9	$36.66
Anti-dilutive adjustment for Special Distribution	182.9
Granted	248.4	$28.76
Vested	(181.4)	$22.59
Canceled	(147.5)	$25.30
Outstanding, December 31, 2018	421.3	$25.91
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
At December 31, 2018, there was $5.5 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 plan; that cost is expected to be recognized over a period of three years.
The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards for 2018 and 2017 was estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2018 Grants	2017 Grants
Volatility of A&B common stock	22.7%	24.1%
Average volatility of peer companies	21.6%	25.6%
Risk-free interest rate	2.3%	1.6%
The weighted average fair value of the time-based restricted units and market-based performance share units was $28.76 in 2018 and $42.85 in 2017. No compensation cost is recognized for actual forfeitures of time-based or market-based awards if an employee is terminated prior to rendering the requisite service period. There was no tax benefit realized upon vesting for the year ended December 31, 2018. Tax benefit realized upon vesting were $1.0 million and $0.9 million for December 31, 2017 and 2016, respectively.
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Share-based expense:
Time-based and market-based restricted stock units	$4.7	$4.4	$4.1
Total share-based expense	4.7	4.4	4.1
Total recognized tax benefit	—	(0.5)	(1.4)
Share-based expense (net of tax)	$4.7	$3.9	$2.7

Cash received upon option exercise	$0.4	$8.1	$4.6
Intrinsic value of options exercised	$0.4	$13.2	$2.6
Tax benefit realized upon option exercise	$—	$4.2	$1.0
Fair value of stock vested	$4.0	$3.7	$2.2

14.    COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies: Commitments and financial arrangements not recorded on the Company's consolidated balance sheet, excluding lease commitments that are disclosed in Note 9, included the following (in millions) at December 31, 2018:

Standby letters of credit(a)	$11.3
Bonds(b)	$475.2
(a) Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities, and relate primarily to the Company’s real estate activities. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit.
(b) Represents bonds related to construction and real estate activities in Hawai`i. Approximately $403.8 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of December 31, 2018, the Company's estimated remaining exposure assuming defaults on all existing contractual construction obligations was approximately $108.5 million.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. At December 31, 2018, the Company's limited guarantees on indebtedness related to one of its unconsolidated joint ventures totaled $3.1 million.
Other than obligations described above and those described in Note 5 and Note 8, obligations of the Company's joint ventures do not have recourse to the Company and the Company's "at-risk" amounts are limited to its investment.
Legal Proceedings and Other Contingencies: Prior to the sale of approximately 41,000 acres of agricultural land on Maui to Mahi Pono Holdings, LLC (“Mahi Pono”) in December 2018, A&B, through East Maui Irrigation Company, LLC (“EMI”), also owned approximately 16,000 acres of watershed lands in East Maui and also held four water licenses to approximately 30,000 acres owned by the State of Hawai`i in East Maui. The sale to Mahi Pono includes the sale of a 50% interest in EMI (which closed February 1, 2019), and provides for A&B and Mahi Pono, through EMI, to jointly continue the existing process to secure long-term leases from the State for delivery of irrigation water to Mahi Pono for use in Central Maui.
The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the completion by the BLNR of a contested case hearing it ordered to be held on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the "4/10/15 Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to reaffirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by the three parties. In January 2016, the court ruled in the 4/10/15 Lawsuit that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to make an immediate appeal of this ruling, which appeal remains pending. In May 2016, the Hawai`i State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 126 in June 2016. Pursuant to Act 126, the annual authorization of the existing holdover permits was sought and granted by the BLNR in December 2016, November 2017 and November 2018.

On December 7, 2018, a contested case request filed by the Sierra Club was denied by the BLNR. On January 7, 2019, Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai`i against BLNR, A&B, and EMI, seeking to invalidate the extension of the revocable permits for, among other things, failure to perform an EA. It also seeks to enjoin the diversion by EMI of more than 25 million gallons a day pending completion of an EA. In connection with A&B’s obligation to continue the existing process to secure long-term water leases from the State, A&B and EMI will defend against the claims made by the Sierra Club.
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
Cash Flow Hedges of Interest Rate Risk
During 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge at December 31, 2018, is as follows (dollars in millions):

Effective	Maturity	Fixed	Notional Amount at	Fair Value at		Classification on
Date	Date	Interest Rate	December 31, 2018	December 31, 2018	December 31, 2017	Balance Sheet
4/7/2016	8/1/2029	3.14%	$60.0	$3.9	$2.8	Other assets
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
Non-designated Hedges
At December 31, 2018, the Company has one interest rate swap that has not been designated as a cash flow hedge whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed	Notional Amount at	Fair Value at		Classification on
Date	Date	Interest Rate	December 31, 2018	December 31, 2018	December 31, 2017	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.5	$(0.5)	$(0.9)	Other non-current liabilities
During the year ended December 31, 2018, the Company terminated an interest rate swap that was not designated as a cash flow hedge. The interest rate swap was classified as Other non-current liabilities on the consolidated balance sheet and had a fair value of $0.3 million at December 31, 2017.

The following table represents the pre-tax effect of the derivative instruments in the Company's consolidated statement of comprehensive income (loss) during the years ended December 31, 2018 and 2017 (in millions):

	2018	2017
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of (gain) loss recognized in OCI on derivatives (effective portion)	$(1.0)	$0.4
Amounts of (gain) loss reclassified from accumulated OCI into earnings under Interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$(0.5)
Derivatives Not Designated as Cash Flow Hedges:
Amount of gain (loss) realized and unrealized loss on derivatives recognized in earnings under Interest income and other	$0.4	$0.6
The Company recorded $0.4 million and $0.6 million of income related to the change in fair value of the interest rate swaps not designated as cash flow hedges during 2018 and 2017 in Interest and other income (loss) in the accompanying consolidated statements of operations.
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
The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B shareholders and net income (loss) available to A&B shareholders for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Income (Loss) from Continuing Operations	$(69.2)	$228.1	$32.7
Loss (income) attributable to noncontrolling interest	(2.2)	(2.2)	(1.8)
Income (loss) from continuing operations attributable to A&B shareholders	(71.4)	225.9	30.9
Undistributed earnings allocated to redeemable noncontrolling interest	—	1.8	1.3
Income (loss) from continuing operations available to A&B shareholders	(71.4)	227.7	32.2
Income (loss) from discontinued operations available to A&B shareholders	(0.6)	2.4	(41.1)
Net income (loss) available to A&B shareholders	$(72.0)	$230.1	$(8.9)

The number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

	2018	2017	2016
Denominator for basic EPS - weighted average shares outstanding	70.6	49.2	49.0
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	—	0.8	0.4
Special Distribution	—	3.0	—
Denominator for diluted EPS - weighted average shares outstanding	70.6	53.0	49.4
There were no shares of anti-dilutive securities outstanding during the years ended December 31, 2018, 2017 and 2016.
17.     REDEEMABLE NONCONTROLLING INTEREST
The Company has a 70% ownership interest in GLP that was acquired in connection with the acquisition of Grace Pacific LLC. The redeemable noncontrolling interest of GLP is recorded at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and distributions or (ii) the redemption value, which is derived from a specified formula. These adjustments are reflected in the computation of earnings per share using the two-class method.
18.    CESSATION OF SUGAR OPERATIONS
A summary of the pre-tax costs and remaining costs associated with the Cessation were as follows (in millions):

	For the Year Ended December 31, 2018
	Charges	Cumulative Amount	Remaining	Total
Employee severance benefits and related costs	$—	$22.1	$—	$22.1
Asset write-offs and accelerated depreciation	—	71.3	—	71.3
Property removal, restoration and other exit-related costs	0.6	10.1	0.3	10.4
Total Cessation-related costs	$0.6	$103.5	$0.3	$103.8
Activity of the Cessation-related liabilities during the year ended December 31, 2018 were as follows (in millions):

Other Exit Costs[1]
Balance at December 31, 2017	$4.6
Expense	0.6
Cash payments	(1.1)
Balance at December 31, 2018	$4.1
1 Includes asset retirement obligations.
Cessation-related liabilities are presented within Accrued and other liabilities in the accompanying consolidated balance sheets at December 31, 2018 and 2017.
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

The Commercial Real Estate segment owns, operates, and manages a portfolio of retail, office and industrial properties in Hawai`i and on the Mainland totaling 3.5 million square feet of GLA. The Company also leases approximately 109 acres of commercial land in Hawai`i to third-party lessees.
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
The accounting policies of the operating segments are described in Note 2 Significant Accounting Policies. Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses and income taxes. Revenues related to transactions between reportable segments have been eliminated in consolidation. Transactions between reportable segments are accounted for on the same basis as transactions with unrelated third parties.
General contractor and subcontractor revenues for the years ended December 31, 2018, 2017 and 2016 were derived directly and indirectly from the State of Hawai`i in the amounts of $40.4 million, $60.2 million, and $50.1 million, respectively. In addition, for the years ended December 31, 2018, 2017 and 2016, amounts were derived directly and indirectly from the City and County of Honolulu in the amounts of $53.0 million, $67.7 million and $52.0 million respectively.

Operating segment information for the years ended December 31, 2018, 2017 and 2016 is summarized below (in millions):

	2018	2017	2016
Operating Revenue:
Commercial Real Estate	$140.3	$136.9	$134.7
Land Operations	289.5	84.5	61.9
Materials & Construction	214.6	204.1	190.9
Total operating revenue	644.4	425.5	387.5
Operating Profit (Loss):
Commercial Real Estate[1]	58.5	34.4	54.8
Land Operations[2,6]	(26.7)	14.2	7.0
Materials & Construction[7]	(73.2)	22.0	23.3
Total operating profit (loss)	(41.4)	70.6	85.1
Gain (loss) on the sale of commercial real estate properties	51.4	9.3	8.1
Interest expense	(35.3)	(25.6)	(26.3)
General corporate expenses	(27.6)	(29.2)	(22.1)
REIT evaluation/conversion costs	—	(15.2)	(9.5)
Income (Loss) from Continuing Operations Before Income Taxes	$(52.9)	$9.9	$35.3

Identifiable Assets:
Commercial Real Estate	$1,530.4	$1,128.1	$1,119.5
Land Operations[3]	350.0	604.2	632.8
Materials & Construction	297.1	379.2	371.8
Other	47.7	119.7	32.2
Total assets	$2,225.2	$2,231.2	$2,156.3

Capital Expenditures:
Commercial Real Estate[4]	$282.7	$32.8	$98.7
Land Operations[5]	1.4	1.4	5.3
Materials & Construction	11.0	6.3	9.3
Other	1.0	0.2	0.3
Total capital expenditures	$296.1	$40.7	$113.6

Depreciation and Amortization:
Commercial Real Estate	$28.0	$26.0	$28.4
Land Operations	1.9	1.6	6.7
Materials & Construction	12.1	12.2	11.7
Other	0.8	1.6	1.8
Total depreciation and amortization	$42.8	$41.4	$48.6
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
3 The Land Operations segment includes assets related to its investment in various real estate joint ventures.
4 Represents gross capital additions to the commercial real estate portfolio, including gross tax deferred property purchases but excluding the assumption of debt, that are reflected as non-cash transactions in the consolidated statements of cash flows.
5 Excludes expenditures for real estate developments held for sale, which are classified as cash flows from operating activities within the consolidated statements of cash flows, and excludes investment in joint ventures classified as cash flows from investing activities.
6 Land Operations segment operating profit (loss) for the year ended December 31, 2018 includes impairments related to its long-term developments and equity method investments of $1.6 million and $188.6 million, respectively, in addition to a margin on the bulk sale of 41,000 acres of diversified agricultural land of $162.2 million.
7 Materials & Construction segment operating profit (loss) for the year ended December 31, 2018 includes impairments related to its goodwill, fixed assets, and intangible assets of $37.2 million, $33.6 million, and $7.0 million, respectively.

20.    REAL ESTATE ACQUISITIONS
During the year ended December 31, 2018, the Company acquired five commercial properties for an aggregate purchase price of $303.7 million that were accounted for as asset acquisitions. The aggregate purchase price included a mortgage with a contractual principal amount of $62.0 million that is secured by one of the properties and $2.7 million of capitalized and acquisition-related costs paid to third parties.
The allocation of purchase price to assets acquired and liabilities assumed were as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Land	$92.8
Property and improvements	173.9
In-place/favorable leases	38.7
Total assets acquired	$305.4

Liabilities assumed:
Unfavorable leases	$2.7
Long term debt*	61.0
Total liabilities assumed	63.7
Net assets acquired	$241.7
*Includes a fair value adjustment of $1.0 million.
As of the acquisition date, the weighted-average remaining lives of both the in-place/favorable leases and unfavorable leases were approximately 12 years.
21.    LAND SALE
On December 17, 2018, A&B entered into a Purchase and Sale Agreement and Escrow Instructions (the "PSA") with Mahi Pono Holdings, LLC (the "Buyer"). Pursuant to the terms of the PSA, A&B sold approximately 41,000 acres of agricultural land located on the island of Maui and 100% of the Company's ownership interest in Central Maui Feedstocks LLC and Kulolio Ranch LLC (collectively, "Agricultural Land Sale") in exchange for cash consideration of approximately $261.6 million, less customary closing costs and fees, subject to certain contingencies and reserves of approximately $19.5 million. The Agricultural Land Sale closed on December 20, 2018, with the exception of approximately 800 acres that were delivered to the Buyer in February 2019. In connection with the Agricultural Land Sale, the Company recognized gross profit of approximately $162.2 million during the year ended December 31, 2018. The Company also deferred approximately $62.0 million of revenue related to certain performance obligations involving leases with the State of Hawai`i to provide rights to draw water (“State Water Leases”), as well as ensuring that the Buyer has continued access to water prior to the issuance of the State Water Leases. Under the terms of the PSA, the Company may be required to remit amounts up to $62.0 million to the Buyer to the extent performance obligations are not met.
The Agricultural Land Sale was deemed an asset sale and represents normal recurring activity for the Land Operations segment. Revenue and the cost of the land sold were presented within Operating Revenue: Land Operations and Cost of Land Operations, respectively, in the accompanying consolidated statements of operations.
The disposition of the Agricultural Land Sale did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift in the Company’s operations. Accordingly, the operating results of the assets are reflected in the Company’s results from continuing operations for all periods presented through the date of disposition.
In addition to the Agricultural Land Sale, in February 2019, the Company sold 50% of its interest in East Maui Irrigation Company, LLC ("EMI") to the Buyer in exchange for cash proceeds of $2.7 million and concurrently entered into a joint venture operating agreement that governs the operation and management of EMI.
22.    SUBSEQUENT EVENTS
In February 2019, the Company closed on the sale of real property comprised of approximately 42 acres of land and land improvements, residential workforce housing credits, and associated developer rights in Wailea, Maui to Ledcor Properties

Corporation, a construction and development company, for cash consideration of approximately $23.6 million, less customary closing costs and fees.
On February 26, 2019, the Company's Board of Directors declared a cash dividend of $0.145 per share of outstanding common stock, payable on March 26, 2019 to shareholders of record as of the close of business on March 11, 2019.
23.    UNAUDITED SUMMARIZED QUARTERLY INFORMATION
Unaudited quarterly results for the years ended December 31, 2018 and 2017 were as follows (in millions, except per share amounts):

	2018
	Q1	Q2	Q3	Q4
Revenue	$113.3	$112.1	$119.4	$299.6
Total operating profit (loss)	10.3	18.8	32.4	(102.9)
Income (Loss) from Continuing Operations Before Income Taxes	44.8	2.8	16.8	(117.3)
Net Income (Loss) Attributable to A&B Shareholders	$47.3	$2.5	$14.8	$(136.6)

Net income (loss) Available to A&B shareholders	47.3	2.5	14.8	(136.6)
Basic Earnings (Loss) Per Share	$0.71	$0.03	$0.21	$(1.90)
Diluted Earnings (Loss) Per Share	$0.66	$0.03	$0.20	$(1.90)

Weighted-Average Number of Shares Outstanding:
Basic	66.4	72.0	72.0	72.0
Diluted	72.2	72.3	72.4	72.0

	2017
	Q1	Q2	Q3	Q4
Revenue	$93.2	$98.1	$111.5	$122.7
Total operating profit (loss)[1]	17.5	21.8	30.7	0.6
Income (Loss) from Continuing Operations Before Income Taxes	3.8	7.5	11.3	(12.7)
Net Income (Loss) Attributable to A&B Shareholders	$6.3	$4.3	$6.1	$211.6

Net income (loss) Available to A&B shareholders	6.8	4.5	6.6	212.2
Basic Earnings (Loss) Per Share	$0.14	$0.10	$0.13	$4.31
Diluted Earnings (Loss) Per Share	$0.14	$0.09	$0.13	$3.42

Weighted-Average Number of Shares Outstanding:
Basic	49.1	49.2	49.2	49.2
Diluted	49.6	49.6	49.6	62.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte &Touche LLP

Honolulu, Hawai`i
February 28, 2019

ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2018, the Company determined that its investment in Kukui`ula was other-than-temporarily impaired due to the Company changing its strategy and no longer intending to hold its investment through the duration of the project. As a result, the Company wrote down the carrying value of the investment to fair value which resulted in the Company recognizing a non-cash, other-than-temporary impairment charge of $186.8 million. The fair value assessment was completed on February 26, 2019.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.    Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2019 Annual Meeting of Shareholders (“A&B’s 2019 Proxy Statement”), which section is incorporated herein by reference.
B.    Executive Officers
As of February 15, 2019, the name of each executive officer of A&B (in alphabetical order), age (in parentheses), and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Exchange Act by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2018 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2019 Proxy Statement, which subsections are incorporated herein by reference.
References within this section to A&B include the Company and Alexander & Baldwin, Inc. prior to the Holding Company Merger, which was completed on November 8, 2017 in order to facilitate the Company's conversion to a REIT. Also, references to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its separation from Matson, Inc. on June 29, 2012.
Christopher J. Benjamin (55)
Chief Executive Officer of A&B, 1/16-present; President of A&B, 6/12-present; Chief Operating Officer of A&B, 6/12-12/15; President of Land Group of A&B Predecessor, 9/11-6/12; President of A & B Properties Inc., 9/11-8/15; Senior Vice President of A&B Predecessor, 7/05-8/11; Chief Financial Officer of A&B Predecessor, 2/04-8/11; Treasurer of A&B Predecessor, 5/06-8/11; Plantation General Manager, Hawaiian Commercial & Sugar Company, 3/09-3/11; first joined A&B Predecessor in 2001.
Meredith J. Ching (62)
Executive Vice President, External Affairs, of A&B, 3/18-present; Senior Vice President, External Affairs, of A&B, 6/12-3/18; Senior Vice President, Government & Community Relations, of A&B Predecessor, 6/07-6/12; first joined A&B Predecessor in 1982.
Clayton K. Y. Chun (41)
Senior Vice President of A&B, 2/19-present; Chief Accounting Officer of A&B, 1/18-present; Vice President of A&B, 3/19-1/19; Controller of A&B, 9/15-present; Audit Senior Manager of Deloitte & Touche, LLP, 9/00-8/15.
Nelson N. S. Chun (66)
Executive Vice President of A&B, 3/18-present; Chief Legal Officer of A&B, 6/12-present; Senior Vice President of A&B, 6/12-3/18; Senior Vice President and Chief Legal Officer of A&B Predecessor, 7/05-6/12; first joined A&B Predecessor in 2003.
Diana M. Laing (64)
Interim Chief Financial Officer of A&B, 11/18-present; Interim Executive Vice President of A&B, 10/18-present; Chief Financial Officer of American Homes 4 Rent, 2014-6/18; Chief Financial Officer and Corporate Secretary of Thomas Properties Group, Inc, 2004-2013.
Lance K. Parker (45)
Executive Vice President of A&B, 3/18-present; Chief Real Estate Officer of A&B, 10/17-present; President of A&B Properties Hawai`i, LLC ("ABP"), 9/15-present; Senior Vice President of ABP, 6/13-8/15; Vice President of ABP, 7/07-6/13; first joined A&B Predecessor in 2004.

C.    Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2019 Proxy Statement, which section is incorporated herein by reference.
D.    Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2019 Proxy Statement, which subsection is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2019 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2019 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2019 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2019 Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.    Financial Statements
The financial statements are set forth in Item 8 of Part II above.

B.    Financial Statement Schedules
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Alexander & Baldwin, Inc.
December 31, 2018

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Commercial Real Estate Segment
Industrial :
Harbor Industrial (HI)	$—	$—	$—	$1.2	$—	$—	$1.2	$1.2	$(1.1)	1930	2018
Honokohau Industrial (HI)	—	4.9	4.8	0.2	—	4.9	5.0	9.9	(0.2)	Various	2017
Kailua Industrial/Other (HI)	—	10.5	2.0	0.3	—	10.5	2.3	12.8	(0.3)	Various	2013
Kaka'ako Commerce Center (HI)	—	16.9	20.6	1.6	—	16.9	22.2	39.1	(2.2)	1969	2014
Komohana Industrial Park (HI)	—	25.2	10.8	0.8	—	25.2	11.6	36.8	(2.7)	1990	2010
Opule Industrial (HI)	—	10.9	27.1	—	—	10.9	27.1	38.0	—	2005-2006, 2018	2018
P&L Warehouse (HI)	—	—	—	1.2	—	—	1.2	1.2	(0.7)	1970	1970
Port Allen (HI)	—	—	0.7	2.4	—	—	3.1	3.1	(2.1)	1983, 1993	1983-1993
Waipio Industrial (HI)	—	19.6	7.7	0.4	—	19.6	8.1	27.7	(2.1)	1988-1989	2009

Office :
Kahului Office Building (HI)	—	1.0	0.4	7.3	—	1.0	7.7	8.7	(8.5)	1974	1989
Kahului Office Center (HI)	—	—	—	6.0	—	—	6.0	6.0	(4.3)	1991	1991
Lono Center (HI)	—	—	1.4	1.2	—	—	2.6	2.6	(1.6)	1973	1991
Gateway at Mililani Mauka South (HI)	—	7.0	3.5	5.9	—	7.0	9.4	16.4	(1.1)	1992, 2006	2012

Retail :
Aikahi Park Shopping Center (HI)	—	23.5	6.7	0.8	—	23.5	7.5	31.0	(1.7)	1971	2015
Gateway at Mililani Mauka (HI)	—	7.3	4.7	5.8	—	7.3	10.5	17.8	(1.4)	2008, 2013	2011
Hokulei Street (HI)	—	16.9	36.5	2.6	—	16.9	39.1	56.0	(1.1)	2015	2018
Kahului Shopping Center (HI)	—	—	—	2.7	—	—	2.7	2.7	(1.4)	1951	1951
Kailua Retail Other (HI)	15.3	84.0	73.8	10.7	—	84.0	84.5	168.5	(11.9)	Various	2013
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	2.4	—	—	15.8	15.8	(6.8)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	1.7	—	2.7	12.3	15.0	(4.8)	2004	2002
Lanihau Marketplace (HI)	—	9.4	13.2	2.3	—	9.4	15.5	24.9	(3.7)	1987	2010
Laulani Village (HI)	62.0	43.4	64.3	2.6	—	43.4	66.9	110.3	(1.8)	2012	2018
Manoa Marketplace (HI)	60.0	43.3	35.9	3.8	—	43.3	39.7	83.0	(3.2)	1977	2016
Napili Plaza (HI)	—	9.4	8.0	0.8	—	9.4	8.8	18.2	(1.9)	1991	2003, 2013
Pearl Highlands Center (HI)	85.3	43.4	96.2	11.6	—	43.4	107.8	151.2	(16.7)	1992-1994	2013
Port Allen Marina Ctr. (HI)	—	—	3.4	1.2	—	—	4.6	4.6	(2.3)	2002	1971
Pu`unene Shopping Center (HI)	—	24.8	28.6	5.5	—	24.8	34.1	58.9	(1.0)	2017	2018
The Collection (HI)	—	2.3	4.5	0.7	—	2.3	5.2	7.5	(0.1)	2017	2018
The Shops at Kukui`ula (HI)	—	8.9	30.1	3.6	—	8.9	33.7	42.6	(5.4)	2009	2013
Waianae Mall (HI)	—	17.4	10.1	4.7	—	17.4	14.8	32.2	(2.6)	1975	2013
Waipio Shopping Center (HI)	—	24.0	7.6	1.2	—	24.0	8.8	32.8	(2.0)	1986, 2004	2009
Lau Hala Shops (HI)	—	—	—	19.2	—	—	19.2	19.2	(0.1)	2018	2018

Other :
Ho'okele Shopping Center (HI)	—	—	—	18.6	—	—	18.6	18.6	—	2017	—
Oahu Ground Leases (HI)	—	170.5	0.6	—	—	170.5	0.6	171.1	(0.1)	—	—
Other miscellaneous investments	—	2.5	0.1	11.0	—	2.5	11.1	13.6	(7.7)	—	—

Total	$222.6	$629.7	$527.3	$142.0	$—	$629.7	$669.3	$1,299.0	$(104.6)

Description (amounts in millions)	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)
Land Operations Segment
Agricultural Land	$—	$5.2	$—	$—	$—	$5.2	$—	$5.2	$—
Kahala Portfolio	—	19.0	—	—	—	19.0	—	19.0	—
Kamalani	—	—	—	17.0	—	—	17.0	17.0	—
Kauai Landholdings	—	—	0.1	7.4	—	—	7.5	7.5	(0.7)
Maui Business Park II	—	—	—	37.9	—	—	37.9	37.9	—
Maui Landholdings	—	0.1	0.2	3.6	—	0.1	3.8	3.9	(0.7)
Wailea B-1	—	4.6	—	—	—	4.6	—	4.6	—
Wailea, other	—	28.5	—	20.7	(0.5)	28.5	20.2	48.7	—
Other miscellaneous investments	—	3.1	—	1.8	—	3.1	1.8	4.9	(1.6)
Total	$—	$60.5	$0.3	$88.4	$(0.5)	$60.5	$88.2	$148.7	$(3.0)

(1)	See Note 8 to consolidated financial statements.

(2)
The aggregate tax basis, at December 31, 2018, for the Commercial Real Estate segment and Land Operations segment assets was approximately $798.5 million, including outside tax basis of consolidated joint venture investments.

(3)	Depreciation is computed based upon the following estimated useful lives:
Building and improvements:    10 – 40 years
Leasehold improvements:    5 – 10 years (lesser of useful life or lease term)
Other property improvements:    3 – 35 years

Reconciliation of Real Estate (in millions)	2018	2017	2016
Balance at beginning of year	$1,325.1	$1,352.7	$1,332.5
Additions and improvements	317.8	57.8	118.8
Dispositions, retirements and other adjustments	(194.7)	(66.6)	(87.0)
Impairment of assets	(0.5)	(18.8)	(11.6)
Balance at end of year	$1,447.7	$1,325.1	$1,352.7

Reconciliation of Accumulated Depreciation (in millions)	2018	2017	2016
Balance at beginning of year	$133.5	$122.7	$128.0
Depreciation expense	20.4	18.8	20.2
Dispositions, retirements and other adjustments	(46.3)	(8.0)	(25.5)
Balance at end of year	$107.6	$133.5	$122.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and the Company's internal control over financial reporting as of December 31, 2018, and have issued our reports thereon dated February 28, 2019; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Honolulu, Hawai`i
February 28, 2019

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
2.a.  Agreement and Plan of Merger, dated as of July 10, 2017, by and among Alexander & Baldwin, Investments, LLC (formerly Alexander & Baldwin, Inc.), Alexander & Baldwin, Inc. (formerly Alexander & Baldwin REIT Holdings, Inc.) and A&B REIT Merger Corporation (Exhibit 2.1 to Form 8-K, dated July 12, 2017).
3.    Articles of incorporation and bylaws.
3.a.  Amended and Restated Articles of Incorporation of Alexander & Baldwin, Inc., effective as of November 8, 2017 (Exhibit 3.1 to Form 8-K, dated November 8, 2017).
3.b.  Amended and Restated Bylaws of Alexander & Baldwin, Inc., effective as of November 8, 2017 (Exhibit 3.2 to Form 8-K, dated November 8, 2017).
4.    Instruments defining the rights of security holders.
4.a.  Description of Capital Stock (Exhibit 4.1 to Form 8-K, dated November 8, 2017).
4.b.  Form of Company Common Stock Certificate (Exhibit 4.2 to Form 8-K, dated November 8, 2017).
10.    Material contracts.
10.a. (i)  Amended and Restated Operating Agreement of Kukui`ula Development Company (Hawaii), LLC, dated May 1, 2009, by and between KDC, LLC, a Hawaii limited liability company, and DMB Kukui`ula LLC, an Arizona limited liability company (Exhibit 10.6 to Amendment No. 2 to Form 10 filed on May 21, 2012).
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
(iv)  General Contract of Indemnity, among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(v)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), dated June 14, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(vi)  General Agreement of Indemnity, among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Kukui`ula Development Company (Hawaii), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of America, dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).
(vii)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).

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
(x)  Second Amended and Restated Credit Agreement by and among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America N.A., First Hawaiian Bank, and other lenders party thereto, dated September 15, 2017 (Exhibit 10.1 to Form 8-K, dated September 19, 2017).
(xi)  Joinder Agreement, by Alexander & Baldwin, Inc., dated November 8, 2017, to Second Amended and Restated Credit Agreement, dated September 15, 2017, among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America, N.A., First Hawaiian Bank, and other lenders party thereto (Exhibit 10.a.(xi) to Form 10-K for the year ended December 31, 2017).
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
(xiv)  Modification to Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of September 27, 2013 (Exhibit 10.a.(xviii) to Form 10-Q for the quarter ended September 30, 2013).
(xv)  Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated December 10, 2015 (Exhibit 10.a.(xx) to Form 10-K for the year ended December 31, 2015).
(xvi)  Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated September 15, 2017 (Exhibit 10.2 to Form 8-K, dated September 19, 2017)
(xvii)  Joinder Agreement, by Alexander & Baldwin, Inc. (formerly Alexander & Baldwin REIT Holdings, Inc.), dated November 8, 2017, to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated December 10, 2015, as amended, between Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., and the other Guarantors party thereto, on the one hand, and the Purchasers party thereto, on the other hand (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2017).
(xviii)  Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement, by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated January 8, 2018 (Exhibit 10.a.(xviii) to Form 10‑K for the year ended December 31, 2017).
(xix)  Series J Senior Notes (No. J-1 through No. J-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xix) to Form 10-Q for the quarter ended March 31, 2018).
(xx)  Series K Senior Notes (No. K-1 through No. K-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xx) to Form 10-Q for the quarter ended March 31, 2018).

(xxi)  Series L Senior Notes (No. L-1 through No. L-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xxi) to Form 10-Q for the quarter ended March 31, 2018).
(xxii)  Limited Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.1 to Form 8-K, dated December 4, 2012).
(xxiii)  Completion Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.2 to Form 8-K, dated December 4, 2012).
(xxiv)  Note and Mortgage Assumption Agreement, dated January 15, 2013, among U.S. Bank National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, TNP SRT Waianae Mall, LLC, and A&B Waianae LLC (Exhibit 10.a.(xx) to Form 10‑K for the year ended December 31, 2012).
(xxv)  Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013 (Exhibit 10.a.(xxii) to Form 10-Q for the quarter ended September 30, 2013).
(xxvi)  Promissory Note between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.1 to Form 8-K, dated December 1, 2014).
(xxvii)  Mortgage and Security Agreement between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.2 to Form 8-K, dated December 1, 2014).
(xxviii)  Term Loan Agreement among Kukui`ula Village LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxvi) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxix)  Real Estate Term Loan Agreement among Kukui`ula Village LLC, Kukui`ula Development Company (Hawaii), LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxx)  Promissory Note by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended September 30, 2016).
(xxxi)  Mortgage, Security Agreement and Fixture Filing by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended September 30, 2016).
(xxxii)  Limited Liability Company Agreement of Alexander & Baldwin Investments, LLC, dated as of November 8, 2017 (Exhibit 10.1 to Form 8-K, dated November 8, 2017).
(xxxiii)  Term Loan Agreement, among Alexander & Baldwin, LLC, Grace Pacific LLC, the other borrowers party thereto, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the other lenders party thereto, dated February 26, 2018 (Exhibit 10.a.(xxxiii) to Form 10-Q for the quarter ended March 31, 2018).
(xxxiv)  Promissory Note by TRC Laulani Village, LLC in favor of The Northwestern Mutual Life Insurance Company, dated April 10, 2014 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended March 31, 2018).
(xxxv)  Loan Assumption and Amendment to Loan Documents, among TRC Laulani Village, LLC, ABP E1 LLC, ABP ER1 LLC, and The Northwestern Mutual Life Insurance Company, dated February 23, 2018 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended March 31, 2018).
(xxxvi)  Purchase and Sale Agreement, among Hokulei Village, LLC, TRC Laulani Village, LLC, Laulani Village Pad G, LLC, and Puunene Shopping Center, LLC, on one hand, and A & B Properties Hawaii, LLC, Series R, on the other hand, effective as of November 22, 2017, as amended (Exhibit 10.a.(xxxvi) to Form 10-Q for the quarter ended March 31, 2018).

(xxxvii)  Purchase and Sale Agreement and Escrow Instructions by Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and A & B Properties Hawaii, LLC, Series R, and Mahi Pono Holdings, LLC, dated December 17, 2018 (Exhibit 10.1 to Form 8-K, dated December 20, 2018).
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
(iv)  Alexander & Baldwin, Inc. Amended and Restated 2012 Incentive Compensation Plan, as assumed on November 8, 2017, as further amended and restated effective January 23, 2018 (Exhibit 10.b.1.(iv) to Form 10-Q for the quarter ended September 30, 2018).
(v)  Form of Notice of Stock Option Grant (Exhibit 99.2 to Form S-8 filed on June 29, 2012).
(vi)  Form of Stock Option Agreement for Executive Employees (Exhibit 99.4 to Form S-8 filed on June 29, 2012).
(vii)  Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1.(iv) to Form 10-K for the year ended December 31, 2012).
(viii)  Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(v) to Form 10-K for the year ended December 31, 2012).
(ix)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 99.8 to Form S-8 filed on June 29, 2012).
(x)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferral Election) (Exhibit 99.9 to Form S-8 filed on June 29, 2012).
(xi)  Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 99.10 to Form S-8 filed on June 29, 2012).
(xii)  Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 99.12 to Form S-8 filed on June 29, 2012).
(xiii)  Form of Universal Stock Option Agreement for Substitute Options-Executive Officers (2007 Plan) (Exhibit 99.13 to Form S-8 filed on June 29, 2012).
(xiv)  Form of Universal Stock Option Agreement for Substitute Options (1998 Plan) (Exhibit 99.15 to Form S-8 filed on June 29, 2012).
(xv)  Form of Universal Stock Option Agreement for Substitute Options (1998 Non-employee Director Plan) (Exhibit 99.16 to Form S-8 filed on June 29, 2012).
(xvi)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Executive Officer (2007 Plan) (Exhibit 99.17 to Form S-8 filed on June 29, 2012).
(xvii)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Exhibit 99.19 to Form S-8 filed on June 29, 2012).
(xviii)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Deferral Elections) (Exhibit 99.20 to Form S-8 filed on June 29, 2012).
(xix)  Form of Restricted Stock Unit Award Agreement for Substitute 2012 Performance-Based Award-Executive Officer (Exhibit 99.21 to Form S-8 filed on June 29, 2012).
(xx)  Form of Notice of Award of Performance Share Units (Exhibit 10.2 to Form 8-K, dated January 28, 2013).

(xxi)  Form of Performance Share Unit Award Agreement (Exhibit 10.1 to Form 8-K, dated January 28, 2013).
(xxii)  Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xix) to Form 10-K for the year ended December 31, 2014).
(xxiii)  Form of Performance Share Unit Award Agreement (Exhibit 10.b.1.(xx) to Form 10-K for the year ended December 31, 2014).
(xxiv)  Form of Letter Agreement (Exhibit 10.1 to Form 8-K, dated June 28, 2012).
(xxv)  Alexander & Baldwin, Inc. Executive Severance Plan (Exhibit 10.2 to Form 8-K, dated June 28, 2012).
(xxvi)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).
(xxvii)  Amendment No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014 (Exhibit 10.b.1(xxii) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2014).
(xxviii)  Alexander & Baldwin, Inc. Excess Benefits Plan (Exhibit 10.4 to Form 8-K, dated June 28, 2012).
(xxix)  Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of March 1, 2013 (Exhibit 10.b.1(xxiii) to Form 10-Q for the quarter ended March 31, 2013).
(xxx)  Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended June 30, 2012).
(xxxi)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10‑Q for the quarter ended June 30, 2012).
(xxxii)  Amendment No. 1 to the Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013 (Exhibit 10.b.1(xxvi) to Form 10‑Q for the quarter ended March 31, 2013).
(xxxiii)  Letter Agreement, dated October 22, 2009, between Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.) and W. Allen Doane (incorporated by reference to Exhibit 10.b.1(liv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2009).
(xxxiv)  Retention Agreement, dated July 10, 2017, between Alexander & Baldwin, Inc. and Paul K. Ito (Exhibit 10.1 to Form 8-K, dated July 10, 2017).
(xxxv)  Amendment to Retention Agreement, dated December 20, 2017, between Alexander & Baldwin, Inc. and Paul K. Ito (Exhibit 10.b.1.(xxxiv) to Form 10-K for the year ended December 31, 2017).
(xxxvi)  Executive Employment Agreement, dated July 10, 2017, between Alexander & Baldwin, Inc. and James E. Mead (Exhibit 10.2 to Form 8-K, dated July 10, 2017).
(xxxvii)  Letter Agreement, dated September 6, 2018, between Alexander & Baldwin, Inc. and James E. Mead (Exhibit 10.1 to Form 8-K, dated September 7, 2018).
(xxxvii)  Letter Agreement, dated September 28, 2018, between Alexander & Baldwin, Inc. and Diana Laing (Exhibit 10.1 to Form 8-K, dated October 3, 2018).
*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.
21.    Subsidiaries
21.1  Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2019.
23.    Consent
23.1 Consent of Deloitte & Touche LLP dated February 28, 2019.
23.2 Consent of KKDLY LLC dated February 28, 2019 - The Collection LLC.

31.1  Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of Interim Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.  Certification of Chief Executive Officer and Interim Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.
95.  Mine Safety Disclosure.
99.1 Financial Statements of The Collection LLC as of and for the years ended December 31, 2016 and 2015.
99.2 Financial Statements of The Collection LLC as of and for the years ended December 31, 2018 and 2017.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

February 28, 2019	By: /s/ Christopher J. Benjamin
Christopher J. Benjamin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley M. Kuriyama	Chairman of the Board	February 28, 2019
Stanley M. Kuriyama

/s/ Christopher J. Benjamin	President, Chief Executive	February 28, 2019
Christopher J. Benjamin	Officer, and Director

/s/ Diana M. Laing	Interim Executive Vice President and	February 28, 2019
Diana M. Laing	Interim Chief Financial Officer

/s/ Clayton K.Y. Chun	Senior Vice President, Chief	February 28, 2019
Clayton K.Y. Chun	Accounting Officer and Controller

/s/ W. Allen Doane	Director	February 28, 2019
W. Allen Doane

/s/ Robert S. Harrison	Director	February 28, 2019
Robert S. Harrison

/s/ David C. Hulihee	Director	February 28, 2019
David C. Hulihee

/s/ Thomas A. Lewis, Jr.	Director	February 28, 2019
Thomas A. Lewis, Jr.

/s/ Douglas M. Pasquale	Lead Independent	February 28, 2019
Douglas M. Pasquale	Director

/s/ Michele K. Saito	Director	February 28, 2019
Michele K. Saito

/s/ Jenai S. Wall	Director	February 28, 2019
Jenai S. Wall

/s/ Eric K. Yeaman	Director	February 28, 2019
Eric K. Yeaman