Form 10-Q
period 2019-03-31
Alexander & Baldwin, Inc.
filed 2019-05-03
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _________________
Commission file number 001-35492
ALEXANDER & BALDWIN, INC.
(Exact name of registrant as specified in its charter)

Hawai‘i	45-4849780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 3440, Honolulu, Hawai‘i (Address of principal executive offices)	96801 (Zip Code)
(808) 525-6611
(Registrant's telephone number, including area code)
N/A
(Former name, former address, and former
fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value (Title of each class)	ALEX (Trading Symbol)	New York Stock Exchange (Name of exchange where registered)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of March 31, 2019: 72,135,750

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Revenue:
Commercial Real Estate	$36.8	$35.2
Land Operations	49.0	29.3
Materials & Construction	43.6	48.8
Total operating revenue	129.4	113.3
Operating Costs and Expenses:
Cost of Commercial Real Estate	19.2	18.6
Cost of Land Operations	39.4	29.8
Cost of Materials & Construction	42.1	42.9
Selling, general and administrative	15.5	15.0
Total operating costs and expenses	116.2	106.3
Gain (loss) on the sale of commercial real estate properties	—	49.6
Operating Income (Loss)	13.2	56.6
Income (loss) related to joint ventures	2.7	(2.6)
Interest and other income (expense), net (Note 2)	1.6	(0.8)
Interest expense	(9.1)	(8.4)
Income (Loss) from Continuing Operations Before Income Taxes	8.4	44.8
Income tax benefit (expense)	1.1	2.7
Income (Loss) from Continuing Operations	9.5	47.5
Income (loss) from discontinued operations, net of income taxes	(0.8)	(0.1)
Net Income (Loss)	8.7	47.4
Loss (income) attributable to noncontrolling interest	0.3	(0.1)
Net Income (Loss) Attributable to A&B Shareholders	$9.0	$47.3

Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.13	$0.71
Discontinued operations available to A&B shareholders	(0.01)	—
Net income (loss) available to A&B shareholders	$0.12	$0.71
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.13	$0.66
Discontinued operations available to A&B shareholders	(0.01)	—
Net income (loss) available to A&B shareholders	$0.12	$0.66

Weighted-Average Number of Shares Outstanding:
Basic	72.1	66.4
Diluted	72.5	72.2

Amounts Available to A&B Shareholders (Note 4):
Continuing operations available to A&B shareholders	$9.8	$47.4
Discontinued operations available to A&B shareholders	(0.8)	(0.1)
Net income (loss) available to A&B shareholders	$9.0	$47.3
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net Income (Loss)	$8.7	$47.4
Other Comprehensive Income (Loss), net of tax:
Unrealized interest rate hedging gain (loss)	(1.5)	1.8
Reclassification adjustment for interest expense included in net income (loss)	(0.1)	—
Defined benefit pension plans:
Amortization of net loss included in net periodic pension cost	1.0	1.0
Amortization of prior service credit included in net periodic pension cost	(0.1)	(0.2)
Income taxes related to other comprehensive income (loss)	—	(0.7)
Other comprehensive income (loss), net of tax	(0.7)	1.9
Comprehensive Income (Loss)	8.0	49.3
Comprehensive (income) loss attributable to noncontrolling interest	0.3	(0.1)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$8.3	$49.2
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate investments
Real estate property	$1,342.1	$1,293.7
Accumulated depreciation	(112.4)	(107.2)
Real estate property, net	1,229.7	1,186.5
Real estate developments	136.3	155.2
Investments in real estate joint ventures and partnerships	140.5	141.0
Real estate intangible assets, net	61.0	59.8
Real estate investments, net	1,567.5	1,542.5
Cash and cash equivalents	3.0	11.4
Restricted cash	187.9	223.5
Accounts receivable and retention, net	68.9	61.2
Inventories	29.0	26.5
Other property, net	128.9	135.5
Operating lease right-of-use assets	30.0	—
Goodwill	65.1	65.1
Other receivables	54.2	56.8
Prepaid expenses and other assets	115.1	102.7
Total assets	$2,249.6	$2,225.2

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$775.0	$778.1
Accounts payable	26.7	34.2
Operating lease liabilities	30.4	—
Accrued pension and post-retirement benefits	30.1	29.4
Indemnity holdbacks	16.3	16.3
Deferred revenue	65.4	63.2
Accrued and other liabilities	92.3	87.8
Total liabilities	1,036.2	1,009.0
Commitments and Contingencies
Redeemable Noncontrolling Interest	7.9	7.9
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 72.1 million and 72.0 million shares at March 31, 2019 and December 31, 2018, respectively	1,794.0	1,793.4
Accumulated other comprehensive income (loss)	(52.6)	(51.9)
Distributions in excess of accumulated earnings	(541.3)	(538.9)
Total A&B shareholders' equity	1,200.1	1,202.6
Noncontrolling interest	5.4	5.7
Total equity	1,205.5	1,208.3
Total liabilities and equity	$2,249.6	$2,225.2
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$8.7	$47.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	10.9	10.2
Deferred income taxes	—	(2.7)
Loss (gain) on asset transactions, net	(2.6)	(50.0)
Share-based compensation expense	1.4	1.3
(Income) loss from affiliates, net of distributions of income	(0.8)	4.8
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	(11.0)	(2.1)
Inventories	(2.5)	2.3
Prepaid expenses, income tax receivable and other assets	(4.5)	(1.4)
Accrued pension and post-retirement benefits	1.6	1.1
Accounts payable	(4.8)	(8.7)
Accrued and other liabilities	1.1	(8.6)
Real estate inventory sales (real estate developments held for sale)	31.7	22.1
Expenditures for real estate inventory (real estate developments held for sale)	(4.6)	(7.2)
Net cash provided by (used in) operations	24.6	8.5

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(42.4)	(194.7)
Capital expenditures for property, plant and equipment	(16.6)	(12.7)
Proceeds from disposal of property, investments and other assets	2.7	155.4
Payments for purchases of investments in affiliates and other	(2.5)	(9.2)
Distributions of capital from investments in affiliates and other investments	6.6	5.1
Net cash provided by (used in) investing activities	(52.2)	(56.1)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	41.4	504.1
Payments of long-term debt and deferred financing costs	(49.2)	(355.7)
Borrowings (payments) on line-of-credit agreement, net	3.6	(2.3)
Cash dividends paid	(10.5)	(156.6)
Proceeds from issuance (repurchase) of capital stock and other, net	(1.7)	(1.5)
Net cash provided by (used in) financing activities	(16.4)	(12.0)

Cash, Cash Equivalents and Restricted Cash:
Net increase (decrease) in cash, cash equivalents, and restricted cash	(44.0)	(59.6)
Balance, beginning of period	234.9	103.2
Balance, end of period	$190.9	$43.6

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(8.4)	$(9.4)
Income tax (payments)/refunds, net	$2.6	$—

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued expenses	$1.2	$1.2
Fair value of loan assumed in connection with acquisition	$—	$61.0
Issuance of shares for stock dividend	$—	$626.4
Right-of-use ("ROU") assets and corresponding lease liability recorded upon ASC 842 adoption	$31.0	$—

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period
Cash and cash equivalents	$11.4	$68.9
Restricted cash	223.5	34.3
Cash, cash equivalents and restricted cash	$234.9	$103.2

End of the period
Cash and cash equivalents	$3.0	$26.5
Restricted cash	187.9	17.1
Cash, cash equivalents and restricted cash	$190.9	$43.6
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2019 and 2018
(In millions) (Unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings)	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2018	49.3	$1,161.7	$(42.3)	$(473.0)	$4.7	$651.1	$8.0
Net income (loss)	—	—	—	47.3	(0.1)	47.2	0.2
Impact of adoption of ASU 2014-09	—	—	—	(1.4)	—	(1.4)	—
Other comprehensive income (loss), net of tax	—	—	1.9		—	1.9	—
Stock dividend ($11.65 per share)	22.6	626.4	—	—	—	626.4	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	0.2	—	0.2	(0.2)
Share-based compensation	—	1.3	—	—	—	1.3	—
Shares issued or repurchased, net	0.1	—	—	(1.5)	—	(1.5)	—
Balance, March 31, 2018	72.0	$1,789.4	$(40.4)	$(428.4)	$4.6	$1,325.2	$8.0

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings)	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2019	72.0	$1,793.4	$(51.9)	$(538.9)	$5.7	$1,208.3	$7.9
Net income (loss)	—	—	—	9.0	(0.3)	8.7	—
Other comprehensive income (loss), net of tax	—	—	(0.7)	—	—	(0.7)	—
Dividend on Common Stock ($0.145 per share)	—	—	—	(10.5)	—	(10.5)	—
Share-based compensation	—	1.4	—	—	—	1.4	—
Shares issued or repurchased, net	0.1	(0.8)	—	(0.9)	—	(1.7)	—
Balance, March 31, 2019	72.1	$1,794.0	$(52.6)	$(541.3)	$5.4	$1,205.5	$7.9
See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. A&B is one of Hawai‘i's premier real estate companies and the owner of the largest anchored neighborhood shopping center portfolio in the state. The Company operates three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C"). As of March 31, 2019, the Company had 72.1 million shares outstanding.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018 and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission.
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
Significant Accounting Policies: The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2018 Form 10-K. Changes to significant accounting policies are included herein.
Reclassifications
Unclassified Balance Sheet: During the first quarter of 2019, the Company changed the presentation of its balance sheet to be unclassified in order to be comparable with other REIT peers. The change was applied to all periods presented retrospectively.
Gain on Sale of Properties: In November 2018, the Securities and Exchange Commission ("SEC") finalized the Disclosure Update Simplification Project, which eliminated Rule 3-15(a)(1) reporting of Gain or Loss on Sale of Properties by REITs. To conform with ASC 360 and the SEC rule change, the Company has classified the gain on dispositions of real estate assets in operating income in the Company's condensed consolidated statements of operations. The Company reclassified the prior period to conform to the current year presentation. This change resulted in an increase in operating income of $49.6 million during the three months ended March 31, 2018.
Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2018 and should be implemented using a modified retrospective approach, with the option to apply the guidance at the effective date or the beginning of the earliest comparative period. The Company adopted the guidance on January 1, 2019 and elected to use the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard is not provided for dates and periods before January 1, 2019. Additionally, the Company elected the 'package of practical expedients,' which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.
The new guidance did not have a material impact on the accounting treatment of our triple-net tenant leases, which are the primary source of our CRE revenues. As such, upon adoption of ASC 842, we have not recorded any adjustment to our beginning balance of retained earnings. However, starting in the current quarter there are certain changes to the guidance under ASC 842 which will have an impact on future operating results, including initial direct costs associated with the execution of lease agreements such as legal fees and certain transaction costs will no longer be capitalizable and instead are expensed in the period incurred.

In relation to certain leases for which we are the lessee, upon adoption, the Company recorded right-of-use ("ROU") assets and corresponding lease liabilities of approximately $31.0 million on the condensed consolidated balance sheet for equipment, office, and real estate leases. There was no change to our lease expense as a result of the change in accounting as such expense is still recorded on a straight-line basis.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The guidance amends the hedge accounting model in ASC 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity's ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and requires the earnings effect of the hedging instrument to be presented in the same income statement line as the hedged item. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
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
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and footnote disclosures.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The guidance amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. This ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its condensed consolidated financial statements and footnote disclosures.
In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance clarifies current disclosures and removes several disclosure requirements including accumulated other comprehensive income expected to be recognized over the next fiscal year and amount and timing of plan assets expected to be returned to the employer. This ASU also requires additional disclosures as well as explanations for significant gains and losses related to changes in the benefit plan obligation. This ASU is effective for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact that adopting this new standard will have on its condensed consolidated financial statements and footnote disclosures.
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
Leases
Lessee: The Company determines if an arrangement is a lease at inception by considering whether that arrangement conveys the right to use an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease ROU assets and operating lease liabilities in our condensed consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company has also elected for all classes of underlying assets to not recognize lease liabilities and lease assets for leases with a term of 12 months or less.
Lessor: The Company reviews its contracts to determine if they qualify as a lease. A contract is determined to be a lease when the right to substantially all of the economic benefits and to direct the use of an identified asset is transferred to a customer over a defined period of time for consideration. During this review, the Company evaluates among other items, asset specification, substitution rights, purchase options, operating rights and control over the asset during the contract period.
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately under ASU 2014-09, Revenue from Contracts with Customers. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets where the component follows the same timing and pattern as the lease component. Non-lease components included in rental revenue primarily consist of tenant reimbursements for common area maintenance and other services paid for by the lessor and utilized by the lessee.
Rental revenue is primarily derived from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease. Fixed contractual payments from our leases are recognized on a straight-line basis over the terms of the respective leases. Straight-line rental revenue commences when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Certain of the Company's lease agreements include terms for contingent rental revenue (e.g. percentage rents based on tenant sales volume) and tenant reimbursed property taxes which are both accounted for as variable payments.
Certain of the Company's leases include termination and/or extension options. Termination options allow the customer to terminate the lease prior to the end of the lease term under specific circumstances. The Company's extension options generally require a re-negotiation with the customer at market rates. Initial direct costs, primarily commissions, related to the leasing of properties are capitalized on the balance sheet and amortized over the lease term. All other costs to negotiate or arrange a lease are expensed as incurred.
Accounts receivable related to leases are regularly evaluated for collectability, considering factors including but not limited to the credit quality of the customer, historical trends of the customer, and changes in customer payment terms. Amounts considered to be uncollectible are recognized as a reduction to revenue.
Interest and other income (expense), net
Interest and other income (expense), net for the three months ended March 31, 2019 was primarily composed of a $2.6 million gain on asset disposal. For the three months ended March 31, 2019 and 2018 other expense was primarily composed of pension and postretirement benefit expense of $1.2 million and $0.9 million respectively.
Discontinued operations
In December 2016, the Company completed its final sugar harvest and ceased its sugar operations. Costs related to the cessation of sugar operations are presented as discontinued operations in the condensed consolidated statements of operations. Liabilities related to the cessation of sugar operations are presented within Accrued and other liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2019 the Company recorded $0.8 million of expense in discontinued operations related to an increase in cessation related accruals and a reserve for bad debt against outstanding receivables deemed uncollectible in the first quarter of 2019.

3.	COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet included standby letters of credit and bonds. As of March 31, 2019, standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $11.3 million. These letters of credit relate primarily to the Company's real estate activities, and if drawn upon the Company would be obligated to reimburse the issuer.

As of March 31, 2019, bonds related to the Company's construction and real estate activities totaled $486.3 million. Approximately $462.1 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of March 31, 2019, the Company's estimated remaining exposure assuming defaults on all existing contractual construction obligations was approximately $72.6 million.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of March 31, 2019, the Company's limited guarantees on indebtedness related to one of its unconsolidated joint ventures totaled $3.1 million.
Other than obligations described above and those described in the Company's 2018 Form 10-K, obligations of the Company's joint ventures do not have recourse to the Company and the Company's "at-risk" amounts are limited to its investment.
Legal Proceedings and Other Contingencies: Prior to the sale of approximately 41,000 acres of agricultural land on Maui to Mahi Pono Holdings, LLC (“Mahi Pono”) in December 2018, A&B, through East Maui Irrigation Company, LLC (“EMI”), also owned approximately 16,000 acres of watershed lands in East Maui and also held four water licenses to approximately 30,000 acres owned by the State of Hawai‘i in East Maui. The sale to Mahi Pono includes the sale of a 50% interest in EMI (which closed February 1, 2019), and provides for A&B and Mahi Pono, through EMI, to jointly continue the existing process to secure long-term leases from the State for delivery of irrigation water to Mahi Pono for use in Central Maui.
The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the completion by the BLNR of a contested case hearing it ordered to be held on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the "4/10/15 Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asks the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to reaffirm its prior decisions to keep the permits in holdover status. This decision by the BLNR is being challenged by the three parties. In January 2016, the court ruled in the 4/10/15 Lawsuit that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The court has allowed the parties to make an immediate appeal of this ruling, which appeal remains pending. In May 2016, the Hawai‘i State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 126 in June 2016. Pursuant to Act 126, the annual authorization of the existing holdover permits was sought and granted by the BLNR in December 2016, November 2017 and November 2018.
On December 7, 2018, a contested case request filed by the Sierra Club was denied by the BLNR. On January 7, 2019, Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B, and EMI, seeking to invalidate the extension of the revocable permits for, among other things, failure to perform an EA. It also seeks to enjoin the diversion by EMI of more than 25 million gallons a day pending completion of an EA. In connection with A&B’s obligation to continue the existing process to secure long-term water leases from the State, A&B and EMI will defend against the claims made by the Sierra Club.
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
The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B shareholders and net income (loss) available to A&B shareholders (in millions):

	Three Months Ended March 31,

	2019	2018
Income (loss) from Continuing Operations	$9.5	$47.5
Less: (Income) loss attributable to noncontrolling interest	0.3	(0.1)
Income (loss) from continuing operations attributable to A&B shareholders	9.8	47.4
Undistributed earnings allocated to redeemable noncontrolling interest	—	—
Income (loss) from continuing operations available to A&B shareholders	9.8	47.4
Income (loss) from discontinued operations available to A&B shareholders, net of income taxes	(0.8)	(0.1)
Net income (loss) available to A&B shareholders	$9.0	$47.3
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended March 31,

	2019	2018
Denominator for basic EPS - weighted average shares outstanding	72.1	66.4
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	0.4	0.4
Special Distribution	—	5.4
Denominator for diluted EPS - weighted average shares outstanding	72.5	72.2
There were no anti-dilutive securities outstanding during the three months ended March 31, 2019. There were 0.1 million shares of anti-dilutive securities outstanding during the three months ended March 31, 2018.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's long-term notes receivable is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes approximates the carrying amount of $16.3 million at March 31, 2019 and December 31, 2018.
The carrying amount and fair value of the Company's debt at March 31, 2019 was $775.0 million and $787.8 million, respectively, and $778.1 million and $758.0 million at December 31, 2018 respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 2).
The Company carries its interest rate swaps at fair value. See Note 15 for fair value information regarding the Company's derivative instruments.

6.	INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of March 31, 2019 and December 31, 2018 were as follows (in millions):

	March 31, 2019	December 31, 2018
Asphalt	$14.4	$9.4
Processed rock and sand	8.1	9.5
Work in progress	3.3	4.0
Retail merchandise	2.0	2.0
Parts, materials and supplies inventories	1.2	1.6
Total	$29.0	$26.5

7.	SHARE-BASED PAYMENT AWARDS
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
The following table summarizes the Company's stock option activity for the three months ended March 31, 2019 (in thousands, except weighted-average exercise price and weighted-average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2019	580.1	$12.91
Exercised	(160.0)	$10.74
Outstanding, March 31, 2019	420.1	$13.73	2.2	$4,927
Vested or expected to vest	420.1	$13.73	2.2	$4,927
Exercisable, March 31, 2019	420.1	$13.73	2.2	$4,927
The following table summarizes non-vested restricted stock unit activity for the three months ended March 31, 2019 (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2019	421.3	$25.91
Granted	203.9	$25.96
Vested	(90.2)	$25.03
Canceled	(59.3)	$20.75
Outstanding, March 31, 2019	475.7	$26.74
The time-based restricted stock units granted to employees vest ratably over a period of three years. The time-based restricted stock units granted to non-employee directors prior to 2018 vest ratably over a period of three years, and commencing in 2018, the time-based restricted stock units granted to non-employee directors vest over one year. The market-based performance share units cliff vest over three years, provided that the total shareholder return of the Company's common stock over the relevant period meets or exceeds pre-defined levels of total shareholder returns relative to indices, as defined.

The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2019 Grants	2018 Grants
Volatility of A&B common stock	23.6%	22.7%
Average volatility of peer companies	24.3%	21.6%
Risk-free interest rate	2.6%	2.3%
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended March 31,

	2019	2018
Share-based expense:
Time-based and market-based restricted stock units	$1.4	$1.3
Total share-based expense	1.4	1.3
Total recognized tax benefit	—	(0.1)
Share-based expense (net of tax)	$1.4	$1.2

8.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates were $2.6 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively. Receivables from these affiliates were $1.0 million and $2.2 million as of March 31, 2019 and December 31, 2018, respectively. Amounts due to these affiliates were less than $0.1 million and $0.6 million as of as of March 31, 2019 and December 31, 2018, respectively.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are partially owned by a former director of the Company. Revenues earned from transactions with affiliates were $1.3 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. Receivables from these affiliates were less than $0.1 million as of March 31, 2019 and December 31, 2018.
Land Operations. During the three months ended March 31, 2019 and 2018, developer fees recognized $0.3 million and less than $0.1 million, respectively, related to management and administrative services provided to certain unconsolidated investments in affiliates and interest earned on notes receivable from related parties. Receivables from these affiliates were less than $0.1 million as of March 31, 2019 and December 31, 2018.
During the year ended December 31, 2017, the Company extended a five-year construction loan secured by a mortgage on real property to one of its joint ventures. Receivables from this affiliate were $13.6 million and $13.5 million as of March 31, 2019 and December 31, 2018, respectively.

9.	EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three months ended March 31, 2019 and 2018 are shown below (in millions):

	Three Months Ended March 31,
	2019	2018
Service cost	$0.5	$0.5
Interest cost	2.1	2.0
Expected return on plan assets	(1.8)	(1.9)
Amortization of net loss	1.0	1.0
Amortization of prior service credit	(0.1)	(0.2)
Net periodic benefit cost	$1.7	$1.4

10.	REAL ESTATE ACQUISITIONS
During the quarter ended March 31, 2019, the Company acquired one commercial real estate asset for $42.4 million.
The allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Land	$43.8
In-place/favorable leases	3.3
Total assets acquired	$47.1

Liabilities assumed:
Unfavorable leases	$4.7
Total liabilities assumed	4.7
Net assets acquired	$42.4
As of the acquisition date, the remaining lives of the in-place/favorable and unfavorable leases was approximately 25.9 years.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2019	$(55.2)	$3.3	$(51.9)
Other comprehensive income (loss) before reclassifications, net of taxes of $0 for interest rate swap	—	(1.5)	(1.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0 for employee benefit plans	0.9	—	0.9
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0 for interest rate swap	—	(0.1)	(0.1)
Balance, March 31, 2019	$(54.3)	$1.7	$(52.6)

The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 were as follows (in millions):

Details about Other Comprehensive Income (Loss) Components:
	Three Months Ended March 31,
	2019	2018
Unrealized interest rate hedging gain (loss)	$(1.5)	$1.8
Reclassification adjustment for interest expense included in net income (loss)	(0.1)	—
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss[1]	1.0	1.0
Prior service credit[1]	(0.1)	(0.2)
Total before income tax	(0.7)	2.6
Income taxes	—	(0.7)
Other comprehensive income (loss), net of tax	$(0.7)	$1.9
1 This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (see Note 9 for additional details).

12.	INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company's effective tax rate for the three months ended March 31, 2019 differed from the effective tax rate for the same period in 2018, primarily due to the full valuation allowance recorded on the net deferred tax assets at the end of 2018.

13.	NOTES PAYABLE AND LONG-TERM DEBT
At March 31, 2019 and December 31, 2018, notes payable and long-term debt consisted of the following (in millions):

			Principal Outstanding
Debt	Interest Rate (%)	Maturity Date	March 31, 2019	December 31, 2018
Secured:
Kailua Town Center	(1)	2021	$10.5	$10.5
Kailua Town Center #2	3.15%	2021	4.7	4.7
Laulani Village	3.93%	2024	62.0	62.0
Pearl Highlands	4.15%	2024	84.8	85.3
Manoa Marketplace	(2)	2029	60.0	60.0
Heavy Equipment Financing	5.00%	2021	0.9	—
Subtotal			$222.9	$222.5
Unsecured:
Term Loan 3	5.19%	2019	1.9	2.3
Series D Note	6.90%	2020	16.2	32.5
Term Loan 4	(3)	2019	9.4	9.4
Bank Syndicated Loan	(4)	2023	50.0	50.0
Series A Note	5.33%	2024	28.5	28.5
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	46.0	46.0
Series C Note	5.56%	2026	24.0	24.0
Series F Note	4.35%	2026	22.0	22.0
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	42.5	42.5
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$403.0	$419.7
Revolving Credit Facilities:
GLP Asphalt Revolving Credit Facility	(5)	2020	9.8	0.4
Revolving credit facility	(6)	2022	140.2	136.6
Subtotal			$150.0	$137.0
Total debt (contractual)			$775.9	$779.2
Unamortized debt premium (discount)			(0.1)	(0.2)
Unamortized debt issuance costs			(0.8)	(0.9)
Total debt (carrying value)			$775.0	$778.1

(1) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(2) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of LIBOR plus 2.00%, and is secured by a letter of credit.
(4) Loan has a stated interest rate of LIBOR plus 1.60%, based on pricing grid.
(5) Loan has a stated interest rate of LIBOR plus 1.25%.
(6) Loan has a stated interest rate of LIBOR plus 1.65%, based on pricing grid.
Interest costs on developments and major redevelopments are capitalized as part of real estate development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Capitalized interest costs related to development activities were $0.3 million for the three months ended March 31, 2019. There were no capitalized interest costs for the three months ended March 31, 2018.
14.    INVESTMENTS IN AFFILIATES
The Company's investments in affiliates consist principally of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments.

Accordingly, the Company accounts for its investments using the equity method of accounting. As of March 31, 2019, the Company has an investment that was determined to be a variable interest entity that was not consolidated, as the Company determined that it was not the primary beneficiary. The Company's maximum risk of loss is limited to its investment ($2.7 million as of March 31, 2019), plus the Company's portion of future contributions.
Operating results include the Company's proportionate share of net income (loss) from its equity method investments. A summary of combined financial information related to the Company's equity method investments for the three months ended March 31, 2019 and 2018 is as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Revenues	$40.8	$64.4
Operating costs and expenses	37.3	58.1
Gross Profit (Loss)	$3.5	$6.3
Income (Loss) from Continuing Operations[1]	$0.9	$(2.2)
Net Income (Loss)[1]	$0.6	$(2.2)
[1] Includes earnings from equity method investments held by the investee.
15.    DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its variable rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and variable rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
During 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of March 31, 2019, is as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	March 31, 2019	March 31, 2019	December 31, 2018	Balance Sheet
4/7/2016	8/1/2029	3.14%	$60.0	$2.4	$3.9	Other assets
The changes in fair value of the cash flow hedge is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related-variable rate debt.
Non-designated Hedges
As of March 31, 2019, the Company has one interest rate swap that has not been designated as a cash flow hedge whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	March 31, 2019	March 31, 2019	December 31, 2018	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.5	$(0.6)	$(0.5)	Other non-current liabilities
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) (in millions):

	Three Months Ended March 31,
	2019	2018
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of (gain) loss recognized in OCI on derivatives	$1.5	$(1.8)

The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in interest expense in its condensed consolidated statements of operations, and the amounts were immaterial during each of the three months ended March 31, 2019 and 2018.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.
16.    SEGMENT RESULTS
Operating segment information for the three months ended March 31, 2019 and 2018 is summarized below (in millions):

	Three Months Ended March 31,
	2019	2018
Operating Revenue:
Commercial Real Estate	$36.8	$35.2
Land Operations	49.0	29.3
Materials & Construction	43.6	48.8
Total operating revenue	129.4	113.3
Operating Profit (Loss):
Commercial Real Estate[1]	15.6	15.5
Land Operations[2]	12.6	(5.4)
Materials & Construction	(4.5)	0.2
Total operating profit (loss)	23.7	10.3
Gain (loss) on the sale of commercial real estate properties	—	49.6
Interest expense	(9.1)	(8.4)
General corporate expenses	(6.2)	(6.7)
Income (Loss) from Continuing Operations Before Income Taxes	$8.4	$44.8
1 Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Materials & Construction segment, and is eliminated in the condensed consolidated results of operations.
2 Land Operations segment operating profit (loss) includes equity in earnings (losses) from the Company's various real estate joint ventures and non-cash reductions related to the Company's solar tax equity investments.
Segment balance sheet information as of March 31, 2019 and December 31, 2018 is summarized below (in millions):

	March 31, 2019	December 31, 2018
Identifiable Assets:
Commercial Real Estate	$1,555.4	$1,530.4
Land Operations	323.3	350.0
Materials & Construction	328.0	297.1
Other	42.9	47.7
Total assets	$2,249.6	$2,225.2
17.    REVENUE AND CONTRACT BALANCES
The Company disaggregates revenue from contracts with customers by revenue type as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2019	2018
Revenues:
Commercial Real Estate[1]	$36.8	$35.2
Land Operations:
Development sales revenue	12.3	23.0
Unimproved/other property sales revenue	30.5	0.3
Other operating revenue	6.2	6.0
Land Operations	49.0	29.3
Materials & Construction	43.6	48.8
Total revenues	$129.4	$113.3
1 Commercial Real Estate revenue is not in scope under ASU 2014-09 however is presented here for completeness.
The total amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations was $124.7 million as of the three months ended March 31, 2019. The Company expects to recognize as revenue approximately 60% - 65% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations in 2019, with the remaining recognized thereafter.
Certain construction contracts include retainage provisions that are included in Accounts receivable and retention, net in the condensed consolidated balance sheets. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the owners.
Costs and estimated earnings in excess of billings represent amounts earned and reimbursable under contracts but have a conditional right for billing and payment such as achievement of milestones or completion of the project. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced. Costs and estimated earnings in excess of billings are presented within Prepaid expenses and other assets in the condensed consolidated balance sheets.
Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months. Billings in excess of costs and estimated earnings are presented within Accrued and other liabilities in the condensed consolidated balance sheets.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of January 1, 2019 and March 31, 2019:

	Beginning Balance as of	Ending Balance as of
(in millions)	January 1, 2019	March 31, 2019
Accounts receivable, net	$49.6	$58.1
Contracts retention	$11.6	$10.8
Costs and estimated earnings in excess of billings on uncompleted contracts	$9.2	$13.2
Other receivables	$56.8	$54.2
Billings in excess of costs and estimated earnings on uncompleted contracts	$5.9	$6.6
Variable consideration[1]	$62.0	$62.0
Deferred revenue	$1.2	$3.4
1 Variable consideration recorded in connection with the disposal of agricultural land on Maui in 2018.
As of the three months ended March 31, 2019, the Company recognized revenue of $2.5 million related to the Company's contract liabilities reported as of January 1, 2019.

18.    LEASES
The Company as Lessee: Principal non-cancelable operating leases include land, office space, harbors and equipment leased for periods that expire through 2031. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases.
Lease expense for operating leases that provide for future escalations are accounted for on a straight-line basis. For the three months ended March 31, 2019, lease expense under operating leases was as follows (in millions):

Three Months Ended March 31, 2019
Operating lease cost	$1.6
Supplemental balance sheet information related to leases as of March 31, 2019 was as follows:

March 31, 2019
Weighted-average remaining lease term (years)	9.5
Weighted-average discount rate	4.39%
Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1.1
Future minimum payments under non-cancelable operating leases as of March 31, 2019 and December 31, 2018 were as follows (in millions):

	March 31, 2019	December 31, 2018
2019	$4.4	$5.5
2020	5.7	5.4
2021	5.6	5.3
2022	5.6	5.3
2023	4.8	4.5
Thereafter	13.5	13.9
Total lease payments	$39.6	$39.9
Less: Interest	(9.2)
Total lease liabilities	$30.4
The Company has equipment under financing leases with periods that expire through 2021. The weighted-average remaining lease term and discount rate of these leases was 2.6 years and 5.00%, respectively, as of March 31, 2019. Liabilities related to these financing leases were $0.9 million as of March 31, 2019, including $0.1 million of interest, and are presented within Notes payable and other debt in the condensed consolidated balance sheets. Lease expense for financing leases included $0.1 million of amortization and interest for the three months ended March 31, 2019.

The Company as Lessor: The Company leases to third-parties land and buildings under operating leases. The historical cost of, and accumulated depreciation on, leased property as of March 31, 2019 and December 31, 2018 were as follows (in millions):

	March 31, 2019	December 31, 2018
Leased property - real estate	$1,308.5	$1,263.0
Less: Accumulated depreciation	(109.5)	(104.4)
Property under operating leases, net	$1,199.0	$1,158.6
Total rental income under these operating leases were as follows (in millions):

Three Months Ended March 31, 2019
Minimum rentals	$24.9
Contingent rentals (based on sales volume)	1.5
Total	$26.4
Future minimum rentals on non-cancelable operating leases as of March 31, 2019 and December 31, 2018 were as follows (in millions):

	March 31, 2019	December 31, 2018
2019	$97.4	$97.6
2020	93.9	96.2
2021	81.6	78.2
2022	72.3	69.3
2023	63.1	59.9
Thereafter	473.4	407.8
Total lease receivables	$881.7	$809.0
Our leases have remaining lease terms of 1 year to 45 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
19.    SUBSEQUENT EVENTS
In April 2019, the Company acquired two commercial real estate assets for a total purchase price of $67.6 million. The Company has not completed its initial purchase price allocations with respect to these assets and therefore cannot provide a similar disclosure to that included in Note 10.
On April 26, 2019, the Company's Board of Directors declared a cash dividend of $0.165 per share of outstanding common stock, payable on June 6, 2019 to shareholders of record as of the close of business on May 10, 2019.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission ("SEC").
FORWARD-LOOKING STATEMENTS
Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, as well as the evaluation of alternatives by the Company related to its materials and construction business and by the Company's joint venture related to the development of Kukui‘ula, generally discussed in the Company's most recent Form 10-K, Form 10-Q and other filings with the SEC. The information in this Form 10-Q should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
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

•	Consolidated Results of Operations: This section provides an analysis of A&B's consolidated results of operations for the three months ended March 31, 2019 and 2018.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B's results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B's financial condition and an analysis of A&B’s cash flows for the three months ended March 31, 2019 and 2018, as well as a discussion of A&B's ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

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
BUSINESS OVERVIEW
A&B, whose history dates back to 1870, is a REIT headquartered in Honolulu, Hawai'i and operates through three reportable segments: Commercial Real Estate; Land Operations; and Materials & Construction.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto. Amounts in this narrative are rounded to millions, but per-share calculations and percentages were calculated based on thousands. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different than the amounts included herein. The financial information included in the following table and narrative reflects the presentation of the Company's former sugar operations as discontinued operations for all periods presented.
Consolidated - First quarter of 2019 compared with 2018

	Three Months Ended March 31,
(dollars in millions, except per share amounts, unaudited)	2019	2018	$ Change	Change
Operating revenue	$129.4	$113.3	16.1	14.2%
Cost of operations	(100.7)	(91.3)	(9.4)	(10.3)%
Selling, general and administrative	(15.5)	(15.0)	(0.5)	(3.3)%
Gain (loss) on the sale of commercial real estate properties	—	49.6	(49.6)	(100.0)%
Operating income (loss)	13.2	56.6	(43.4)	(76.7)%
Income (loss) related to joint ventures	2.7	(2.6)	5.3	NM
Other income (expense), net	(7.5)	(9.2)	1.7	18.5%
Income tax benefit (expense)	1.1	2.7	(1.6)	(59.3)%
Income (loss) from continuing operations	9.5	47.5	(38.0)	(80.0)%
Discontinued operations (net of income taxes)	(0.8)	(0.1)	(0.7)	7X
Net income (loss)	8.7	47.4	(38.7)	(81.6)%
(Income) loss attributable to noncontrolling interest	0.3	(0.1)	0.4	NM
Net income (loss) attributable to A&B	$9.0	$47.3	(38.3)	(81.0)%

Basic earnings (loss) per share - continuing operations	$0.13	$0.71	(0.58)	(81.0)%
Basic earnings (loss) per share - discontinued operations	(0.01)	—	(0.01)	—%
Net income (loss) available to A&B shareholders	$0.12	$0.71	(0.59)	(82.4)%

Diluted earnings (loss) per share - continuing operations	$0.13	$0.66	(0.53)	(79.7)%
Diluted earnings (loss) per share - discontinued operations	(0.01)	—	(0.01)	—%
Net income (loss) available to A&B shareholders	$0.12	$0.66	(0.54)	(81.2)%
Operating revenue for the first quarter ended March 31, 2019 increased 14.2%, or $16.1 million, to $129.4 million, primarily due to higher revenue from each of the Commercial Real Estate and Land Operations segments. The reasons for business and segment-specific year-to-year fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for the first quarter ended March 31, 2019 increased 10.3%, or $9.4 million, to $100.7 million, primarily due to costs from the Land Operations segment. The reasons for the cost of operations changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.
Selling, general and administrative for the first quarter ended March 31, 2019 increased 3.3%, or $0.5 million, to $15.5 million, due primarily to an increase in each of the Commercial Real Estate and Materials and Construction segments. The reasons for business and segment-specific year-to-year fluctuations in selling, general and administrative expenses are further described below in the Analysis of Operating Revenue and Profit by Segment.
Gain (loss) on the sale of commercial real estate properties for the first quarter ended March 31, 2018 was due to the gain realized on the sales of six mainland properties and three Hawai‘i assets. There were no sales of improved property in the first quarter of 2019.

Income (loss) related to joint ventures for the first quarter ended March 31, 2019 increased $5.3 million, to $2.7 million, primarily due to joint venture activity in the Land Operations segment. The reasons for business and segment-specific year-to-year fluctuations in income (loss) related to joint ventures are further described in the Analysis of Operating Revenue and Profit by Segment.
Other income (expense), net was a net expense of $7.5 million in the first quarter ended March 31, 2019 compared to a net expense of $9.2 million in the first quarter ended March 31, 2018. The change from the prior year was primarily due to an increase in interest expense on the Company's outstanding debt.
Income tax (expense) benefit was a benefit of $1.1 million in the first quarter ended March 31, 2019 due to a tax benefit related to interest income receivable on IRS tax refunds. During the first quarter ended March 31, 2018, income tax (expense) benefit was a benefit of $2.7 million due to a taxable loss incurred in the operations of the Company's taxable REIT subsidiary.
Discontinued operations (net of income taxes) was a net expense of $0.8 million in the first quarter ended March 31, 2019 compared to a net expense of $0.1 million in the first quarter ended March 31, 2018. The increase from the prior year was primarily due to an increase in cessation related accruals and a reserve for bad debt against outstanding receivables deemed uncollectible.
(Income) Loss attributable to noncontrolling interest decreased $0.4 million in the first quarter ended March 31, 2019 compared to the first quarter ended March 31, 2018. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated within the Materials & Construction segment, and in which Grace Pacific owns a 70 percent and 51 percent share in each.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate - First quarter of 2019 compared with 2018

	Three Months Ended March 31,
(dollars in millions, unaudited)	2019	2018	$ Change	Change
Commercial Real Estate operating revenue	$36.8	$35.2	$1.6	4.5%
Commercial Real Estate operating costs and expenses	(19.2)	(18.6)	(0.6)	(3.2)%
Selling, general and administrative	(2.5)	(1.7)	(0.8)	(47.1)%
Intersegment operating revenue, net[1]	0.6	0.6	—	—%
Commercial Real Estate operating profit (loss)	$15.6	$15.5	$0.1	0.6%
Operating profit (loss) margin	42.4%	44.0%

Cash Net Operating Income ("Cash NOI")[2]
Hawai‘i	$24.2	20.2
Mainland	—	1.5
Total	$24.2	$21.7

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$20.2	$18.8
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (end of period)	3.5	3.3
Ground leases (acres at end of period)	117	111
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 27 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue increased 4.5%, or $1.6 million to $36.8 million for the first quarter ended March 31, 2019, as compared to the first quarter ended March 31, 2018. Operating profit increased 0.6%, or $0.1 million, to $15.6 million for the first quarter ended March 31, 2019, as compared to the first quarter ended March 31, 2018. The variance from the prior year quarter is due primarily to an increase in same-store rents and the net impact of acquired and disposed properties, partially offset by higher depreciation expense and lease termination income in the prior year's quarter that did not recur. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment, properties held for sale and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation. New developments and redevelopments are generally considered stabilized upon the initial attainment of 90% occupancy.
Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial portfolio's occupancy and same-store occupancy percentage summarized by property type as of March 31, 2019 and 2018 was as follows:

Occupancy
	As of	As of	Percentage Point Change
	March 31, 2019	March 31, 2018
Retail	94.9%	93.1%	1.8
Industrial	90.8%	89.3%	1.5
Office	94.3%	90.1%	4.2
Total	93.6%	91.8%	1.8

Same-Store Occupancy
	As of	As of	Percentage Point Change
	March 31, 2019	March 31, 2018
Retail	94.4%	93.2%	1.2
Industrial	90.8%	89.3%	1.5
Office	94.3%	90.1%	4.2
Total	93.2%	91.7%	1.5
GLA was 3.5 million square feet at March 31, 2019 and December 31, 2018. The following activity occurred in the quarter:

Acquisitions
Date	Property	GLA (SF)
3/19	Home Depot Iwilei	N/A
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

A reconciliation of Commercial Real Estate operating profit (loss) to Commercial Real Estate Cash NOI for the three months ended March 31, 2019 and 2018 are as follows (in millions):

	Three Months Ended March 31,
(in millions, unaudited)	2019	2018
Commercial Real Estate Operating Profit (Loss)	$15.6	$15.5
Plus: Depreciation and amortization	7.4	6.3
Less: Straight-line lease adjustments	(1.0)	(0.1)
Less: Favorable/(unfavorable) lease amortization	(0.4)	(0.6)
Less: Termination income	—	(1.1)
Plus: Other (income)/expense, net	0.1	—
Plus: Selling, general, administrative and other expenses	2.5	1.8
Less: Impact of adoption of ASU 2016-02[1]	—	(0.1)
Commercial Real Estate Cash NOI	$24.2	$21.7
[1] Represents legal costs that were previously capitalized. Upon the Company's adoption of ASU 2016-02, Leases, on January 1, 2019, Cash NOI now includes the impact of legal fees that are not directly related to lease execution. Historically, these legal costs were capitalized and amortized over the lease term. For comparability purposes, the Company adjusted 2018 Cash NOI to also include legal fees.

Land Operations - First quarter of 2019 compared with 2018
Direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project's asset class, geography and timing are inherently variable. Earnings (loss) from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawai‘i generally provides higher margins than does the sale of developed property, due to the low historical cost basis of the Company's land owned in Hawai‘i. Consequently, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's balance sheet do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

	Three Months Ended March 31,
(in millions, unaudited)	2019	2018
Development sales revenue	$12.3	$23.0
Unimproved/other property sales revenue	30.5	0.3
Other operating revenues[1]	6.2	6.0
Total Land Operations operating revenue	49.0	29.3
Land Operations costs and operating expenses	(40.8)	(32.2)
Earnings (loss) from joint ventures	2.6	(2.6)
Interest and other income (expense), net	1.8	0.1
Land Operations operating profit (loss)	$12.6	$(5.4)
1 Other operating revenues includes revenue related to trucking, renewable energy and diversified agriculture. In December 2016, the Company completed its final sugar harvest and ceased its sugar operations. The results of sugar operations have been presented within discontinued operations for all periods presented.
First quarter of 2019: Land Operations revenue of $49.0 million and operating profit of $12.6 million were primarily driven by unimproved property sales of approximately 800 acres of agricultural land on Maui and 42 acres of land and related improvements in Wailea. Land Operations segment revenue for the first quarter of 2019 also included 22 units from the Company's Kamalani real estate development project in Kihei, Maui and one Kahala Avenue parcel. Operating profit for the first quarter of 2019 also included real estate development joint venture earnings of $2.6 million, a gain of $2.6 million related to the sale of 50% interest in EMI, and $0.9 million in pension related expenses.

First quarter of 2018: Land Operations revenue was $29.3 million and included sales of one Kahala Avenue parcel and 16 units for the Company's Kamalani project in Kihei, Maui, along with trucking service and power sales revenues. The Land Operations segment incurred an operating loss of $5.4 million during the first quarter ended March 31, 2018 including a net loss of $2.6 million from its real estate development joint ventures. The net loss from joint ventures was primarily due to remediation costs incurred for construction related defects that were isolated to a residential, development project in which the Company recorded an equity method investment loss of $4.2 million during the quarter. The Land Operations segment results also included a $0.1 million non-cash reduction in the carrying value of the Company's Solar Investment and $0.2 million of interest and other income.
Materials & Construction - First quarter of 2019 compared with 2018

	Three Months Ended March 31,
(in millions, unaudited)	2019	2018	$ Change	Change
Materials & Construction operating revenue	$43.6	$48.8	$(5.2)	(10.7)%
Operating Profit (Loss)	$(4.5)	$0.2	$(4.7)	NM
Operating margin percentage	(10.3)%	0.4%
Depreciation and amortization	$2.8	$3.0	$(0.2)	(6.7)%
Aggregate tons delivered (tons in thousands)	201.0	167.3	33.7	20.1%
Asphalt tons delivered (tons in thousands)	77.0	108.7	(31.7)	(29.2)%
Backlog[1,2] at period end	$124.7	$198.4	$(73.7)	(37.1)%
1 Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its Prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. As of March 31, 2019 and 2018, these amounts include $18.1 million and $11.0 million of opportunity backlog consisting of government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory at the time of this disclosure. Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts. Maui Paving's backlog at March 31, 2019 and 2018 was $2.1 million and $8.4 million, respectively.
2 As of March 31, 2019 and 2018, the backlog included contractual revenue with related parties of $1.2 million and $0.8 million, respectively.
Materials & Construction revenue was $43.6 million for the first quarter ended March 31, 2019, compared to $48.8 million for the first quarter ended March 31, 2018. Operating loss was $4.5 million for the first quarter ended March 31, 2019, compared to operating profit of $0.2 million for the first quarter ended March 31, 2018. Materials & Construction segment operating loss was primarily driven by adverse market conditions that resulted in overall lower production volume and margins. Earnings from joint venture investments are not included in segment revenue but are included in operating loss.
Backlog at the end of March 31, 2019 was $124.7 million, compared to $198.4 million as of March 31, 2018 and $128.7 million as of December 31, 2018. The decrease in backlog from the comparable prior year period reflects both a decline in recent government contracts put out to bid and a change in the nature of government contracting that precludes certain contracts from being included in backlog. Certain counties are now awarding "maintenance contracts" under which a contractor can secure all paving work within a certain geographic area, but jobs are not identified in advance, meeting the requirement for inclusion in backlog.
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
A&B's operating income (loss) is generated by its subsidiaries. There are no material restrictions on the ability of A&B's wholly owned subsidiaries to pay dividends or make other distributions to A&B. A&B regularly evaluates investment opportunities, including development-for-hold projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. A&B cannot predict whether or when it may make investments or what impact any such transactions could have on A&B's results of operations, cash flows or financial condition.
Cash Flows: Cash flows from operations were $24.6 million and $8.5 million for the three months ended March 31, 2019 and 2018. The change in cash flows from operating activities is primarily attributable to an increase in cash generated from the Company's CRE segment and Land Operations segment as compared to the prior year's first quarter.
Cash flows used in investing activities was $52.2 million and $56.1 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the net cash used in investing activities included cash outlays of $59.0 million related to capital expenditures, which included cash outflows of $42.4 million related to the Company's acquisition of a ground lease asset on Oahu. Cash used in investing activities during the three months ended March 31, 2019 also included $2.5 million related to investments in unconsolidated affiliates. Cash flows from investing activities during the three months ended March 31, 2019 included $6.6 million related to distributions from joint ventures and other investments and $2.7 million related to the sale of 50% of the Company's interests in EMI
Net cash flows used in investing activities for capital expenditures were as follows:

	Three Months Ended March 31,
(in millions, unaudited)	2019	2018	Change
Commercial real estate property acquisitions/improvements	$56.2	$202.4	(72.2)%
Tenant improvements	0.9	3.2	(71.9)%
Quarrying and paving	1.5	1.3	15.4%
Agribusiness and other	0.4	0.5	(20.0)%
Total capital expenditures¹	$59.0	$207.4	(71.6)%

[1]
Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.

Net cash flows used in financing activities was $16.4 million for the three months ended March 31, 2019, as compared to net cash used in financing activities for the three months ended March 31, 2018 of $12.0 million. The change in cash flows used in financing activities in 2019 as compared to 2018 was due primarily to the lower net proceeds from debt, offset by lower cash dividend payments.
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
Other Sources of Liquidity: Additional sources of liquidity for the Company include cash and cash equivalents, trade and income tax receivables, contracts retention, and inventories, totaling $123.3 million at March 31, 2019, an increase of $0.4 million from December 31, 2018.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. At March 31, 2019, the Company had $140.2 million of revolving credit borrowings outstanding, $11.3 million in letters of credit had been issued against the facility, and $298.5 million remained unused.
Tax-Deferred Real Estate Exchanges:
Sales: During the first quarter ended March 31, 2019, the Company generated approximately $6.7 million of cash proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code §1031 in connection with the sale of land parcels on Maui.
Purchases: During the first quarter ended March 31, 2019, the Company utilized $42.4 million of funds from tax-deferred sales or condemnations.
Proceeds from §1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from §1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2019, there were approximately $187.6 million from tax-deferred sales and $14.5 million from tax-deferred condemnations, respectively, that had not yet been reinvested.
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2019, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.
OTHER MATTERS
Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B's financial statements were described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2018 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2018. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	49,067	$21.96	—	—
February 1-28, 2019	—	$—	—	—
March 1-31, 2019	106,918	$22.92	—	—
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

ITEM 5. OTHER INFORMATION
None.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018, (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

May 3, 2019	By: /s/ Diana M. Laing
Diana M. Laing
Interim Executive Vice President and Interim Chief Financial Officer

May 3, 2019	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President, Chief Accounting Officer and Controller