Form 10-Q
period 2019-06-30
Alexander & Baldwin, Inc.
filed 2019-08-02
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _________________
Commission file number 001-35492
ALEXANDER & BALDWIN, INC.
(Exact name of registrant as specified in its charter)

Hawaii			45-4849780
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

P. O. Box 3440,	Honolulu,	Hawaii	96801
(Address of principal executive offices)			(Zip Code)
(808) 525-6611
(Registrant's telephone number, including area code)
N/A
(Former name, former address, and former
fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	ALEX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of June 30, 2019: 72,241,757

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions) (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate investments
Real estate property	$1,501.9	$1,293.7
Accumulated depreciation	(118.3)	(107.2)
Real estate property, net	1,383.6	1,186.5
Real estate developments	125.2	155.2
Investments in real estate joint ventures and partnerships	137.6	141.0
Real estate intangible assets, net	82.3	59.8
Real estate investments, net	1,728.7	1,542.5
Cash and cash equivalents	5.5	11.4
Restricted cash	0.2	223.5
Accounts receivable and retention, net	70.0	61.2
Inventories	28.2	26.5
Other property, net	127.3	135.5
Operating lease right-of-use assets	28.5	—
Goodwill	65.1	65.1
Other receivables	28.4	56.8
Prepaid expenses and other assets	102.6	102.7
Total assets	$2,184.5	$2,225.2

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$727.7	$778.1
Accounts payable	19.3	34.2
Operating lease liabilities	28.5	—
Accrued pension and post-retirement benefits	30.8	29.4
Indemnity holdbacks	14.6	16.3
Deferred revenue	65.9	63.2
Accrued and other liabilities	97.2	87.8
Total liabilities	984.0	1,009.0
Commitments and Contingencies
Redeemable Noncontrolling Interest	7.9	7.9
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 72.2 million and 72.0 million shares at June 30, 2019 and December 31, 2018, respectively	1,795.9	1,793.4
Accumulated other comprehensive income (loss)	(54.0)	(51.9)
Distributions in excess of accumulated earnings	(554.0)	(538.9)
Total A&B shareholders' equity	1,187.9	1,202.6
Noncontrolling interest	4.7	5.7
Total equity	1,192.6	1,208.3
Total liabilities and equity	$2,184.5	$2,225.2
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenue:
Commercial Real Estate	$39.1	$33.8	$75.9	$69.0
Land Operations	24.9	19.3	73.9	48.6
Materials & Construction	45.1	59.0	88.7	107.8
Total operating revenue	109.1	112.1	238.5	225.4
Operating Costs and Expenses:
Cost of Commercial Real Estate	21.3	19.2	40.5	37.8
Cost of Land Operations	23.2	19.8	62.6	49.6
Cost of Materials & Construction	43.2	50.1	85.2	93.0
Selling, general and administrative	16.2	15.1	31.8	30.1
Total operating costs and expenses	103.9	104.2	220.1	210.5
Gain (loss) on the sale of commercial real estate properties	—	0.2	—	49.8
Operating Income (Loss)	5.2	8.1	18.4	64.7
Income (loss) related to joint ventures	1.0	4.4	3.7	1.8
Interest and other income (expense), net (Note 2)	0.6	(0.8)	2.2	(1.6)
Interest expense	(8.1)	(8.9)	(17.2)	(17.3)
Income (Loss) from Continuing Operations Before Income Taxes	(1.3)	2.8	7.1	47.6
Income tax benefit (expense)	—	0.1	1.1	2.8
Income (Loss) from Continuing Operations	(1.3)	2.9	8.2	50.4
Income (loss) from discontinued operations, net of income taxes	0.1	0.1	(0.7)	—
Net Income (Loss)	(1.2)	3.0	7.5	50.4
Loss (income) attributable to noncontrolling interest	0.4	(0.5)	0.7	(0.6)
Net Income (Loss) Attributable to A&B Shareholders	$(0.8)	$2.5	$8.2	$49.8

Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(0.01)	$0.03	$0.12	$0.72
Discontinued operations available to A&B shareholders	—	—	(0.01)	—
Net income (loss) available to A&B shareholders	$(0.01)	$0.03	$0.11	$0.72
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(0.01)	$0.03	$0.12	$0.69
Discontinued operations available to A&B shareholders	—	—	(0.01)	—
Net income (loss) available to A&B shareholders	$(0.01)	$0.03	$0.11	$0.69

Weighted-Average Number of Shares Outstanding:
Basic	72.2	72.0	72.1	69.2
Diluted	72.2	72.3	72.5	72.3

Amounts Available to A&B Shareholders (Note 4):
Continuing operations available to A&B shareholders	$(0.9)	$2.4	$8.9	$49.8
Discontinued operations available to A&B shareholders	0.1	0.1	(0.7)	—
Net income (loss) available to A&B shareholders	$(0.8)	$2.5	$8.2	$49.8
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (Loss)	$(1.2)	$3.0	$7.5	$50.4
Other Comprehensive Income (Loss), net of tax:
Unrealized interest rate hedging gain (loss)	(2.0)	0.6	(3.5)	2.4
Reclassification adjustment for interest expense included in net income (loss)	(0.2)	—	(0.3)	—
Defined benefit pension plans:
Amortization of net loss included in net periodic pension cost	1.0	1.2	2.0	2.2
Amortization of prior service credit included in net periodic pension cost	(0.2)	(0.1)	(0.3)	(0.3)
Amortization of curtailment (gain)/loss	—	(0.4)	—	(0.4)
Income taxes related to other comprehensive income (loss)	—	(0.3)	—	(1.0)
Other comprehensive income (loss), net of tax	(1.4)	1.0	(2.1)	2.9
Comprehensive Income (Loss)	(2.6)	4.0	5.4	53.3
Comprehensive (income) loss attributable to noncontrolling interest	0.4	(0.5)	0.7	(0.6)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$(2.2)	$3.5	$6.1	$52.7
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$7.5	$50.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	23.4	21.3
Deferred income taxes	—	(2.7)
Loss (gain) on asset transactions, net	(2.5)	(50.7)
Share-based compensation expense	2.7	2.7
(Income) loss from affiliates, net of distributions of income	(1.4)	3.2
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	(11.0)	(11.7)
Inventories	(1.7)	3.2
Prepaid expenses, income tax receivable and other assets	31.4	1.5
Accrued pension and post-retirement benefits	3.1	5.0
Accounts payable	(10.4)	(2.7)
Accrued and other liabilities	(1.4)	(13.4)
Real estate development for sale proceeds	48.0	34.1
Expenditures for real estate development for sale	(6.6)	(13.4)
Net cash provided by (used in) operations	81.1	26.8

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(218.4)	(194.7)
Capital expenditures for property, plant and equipment	(27.4)	(25.3)
Proceeds from disposal of property, investments and other assets	3.0	155.3
Payments for purchases of investments in affiliates and other	(3.3)	(15.8)
Distributions of capital from investments in affiliates and other investments	10.6	20.3
Net cash provided by (used in) investing activities	(235.5)	(60.2)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	53.9	504.1
Payments of long-term debt and deferred financing costs	(109.2)	(391.1)
Borrowings (payments) on line-of-credit agreement, net	4.0	(14.9)
Distribution to noncontrolling interests	—	(0.2)
Cash dividends paid	(22.4)	(156.6)
Proceeds from issuance (repurchase) of capital stock and other, net	(1.1)	(1.4)
Net cash provided by (used in) financing activities	(74.8)	(60.1)

Cash, Cash Equivalents and Restricted Cash:
Net increase (decrease) in cash, cash equivalents, and restricted cash	(229.2)	(93.5)
Balance, beginning of period	234.9	103.2
Balance, end of period	$5.7	$9.7

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(15.3)	$(17.0)
Income tax (payments)/refunds, net	$25.8	$—

Noncash Investing and Financing Activities:
Declared distribution to noncontrolling interest	$0.3	$—
Capital expenditures included in accounts payable and accrued expenses	$3.1	$1.4
Fair value of loan assumed in connection with acquisition	$—	$61.0
Issuance of shares for stock dividend	$—	$626.4
Right-of-use ("ROU") assets and corresponding lease liability recorded upon ASC 842 adoption	$31.0	$—
Lease liabilities arising from obtaining ROU assets	$1.7	$—

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period
Cash and cash equivalents	$11.4	$68.9
Restricted cash	223.5	34.3
Cash, cash equivalents and restricted cash	$234.9	$103.2

End of the period
Cash and cash equivalents	$5.5	$9.5
Restricted cash	0.2	0.2
Cash, cash equivalents and restricted cash	$5.7	$9.7
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2019 and 2018
(In millions) (Unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings)	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2018	49.3	$1,161.7	$(42.3)	$(473.0)	$4.7	$651.1	$8.0
Net income (loss)	—	—	—	49.8	0.5	50.3	0.1
Impact of adoption of ASU 2014-09	—	—	—	(1.4)	—	(1.4)	—
Other comprehensive income (loss), net of tax	—	—	2.9		—	2.9	—
Stock dividend ($11.65 per share)	22.6	626.4	—	—	—	626.4	—
Distributions to noncontrolling interest	—	—	—	—	(0.2)	(0.2)	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	0.1	—	0.1	(0.1)
Share-based compensation	—	2.7	—	—	—	2.7	—
Shares issued or repurchased, net	0.1	—	—	(1.5)	—	(1.5)	—
Balance, June 30, 2018	72.0	$1,790.8	$(39.4)	$(426.0)	$5.0	$1,330.4	$8.0

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings)	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2019	72.0	$1,793.4	$(51.9)	$(538.9)	$5.7	$1,208.3	$7.9
Net income (loss)	—	—	—	8.2	(0.7)	7.5	—
Other comprehensive income (loss), net of tax	—	—	(2.1)	—	—	(2.1)	—
Dividend on common stock ($0.31 per share)	—	—	—	(22.4)	—	(22.4)	—
Distributions to noncontrolling interest	—	—	—	—	(0.3)	(0.3)	—
Share-based compensation	—	2.7	—	—	—	2.7	—
Shares issued or repurchased, net	0.2	(0.2)	—	(0.9)	—	(1.1)	—
Balance, June 30, 2019	72.2	$1,795.9	$(54.0)	$(554.0)	$4.7	$1,192.6	$7.9
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2019 and 2018
(In millions) (Unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings)	Non-Controlling Interest		Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2018	72.0	$1,789.4	$(40.4)	$(428.4)	$4.6		$1,325.2	$8.0
Net income (loss)	—	—	—	2.5	0.6		3.1	(0.1)
Other comprehensive income (loss), net of tax	—	—	1.0	—	—		1.0	—
Distributions to noncontrolling interest	—	—	—	—	(0.2)	—	(0.2)	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	(0.1)	—		(0.1)	0.1
Share-based compensation	—	1.4	—	—	—		1.4	—
Balance, June 30, 2018	72.0	$1,790.8	$(39.4)	$(426.0)	$5.0		$1,330.4	$8.0

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings)	Non-Controlling Interest		Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2019	72.1	$1,794.0	$(52.6)	$(541.3)	$5.4		$1,205.5	$7.9
Net income (loss)	—	—	—	(0.8)	(0.4)		(1.2)	—
Other comprehensive income (loss), net of tax	—	—	(1.4)	—	—		(1.4)	—
Dividend on common stock ($0.165 per share)	—	—	—	(11.9)	—		(11.9)	—
Distributions to noncontrolling interest	—	—	—	—	(0.3)		(0.3)	—
Share-based compensation	—	1.3	—	—	—		1.3	—
Shares issued or repurchased, net	0.1	0.6	—	—	—		0.6	—
Balance, June 30, 2019	72.2	$1,795.9	$(54.0)	$(554.0)	$4.7		$1,192.6	$7.9
See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction.  As of June 30, 2019, the Company's CRE improved real estate consisted of twenty-one retail centers, ten industrial assets and four office properties in Hawai‘i, representing a total of 3.8 million square feet of gross leasable area. The Company also owns a portfolio of ground leases in Hawai'i that comprised 154 acres as of June 30, 2019.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, 2017 and 2016, respectively, and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission ("SEC").
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
Gain on Sale of Properties: In November 2018, the SEC finalized the Disclosure Update Simplification Project, which eliminated Rule 3-15(a)(1) reporting of Gain or Loss on Sale of Properties by REITs. To conform with Accounting Standards Codification ("ASC") 360 and the SEC rule change, the Company has classified the gain on dispositions of real estate assets in operating income in the Company's condensed consolidated statements of operations. The Company reclassified the prior period to conform to the current year presentation. This change resulted in an increase of $49.8 million in operating income during the six months ended June 30, 2018.
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be implemented using a modified retrospective approach, with the option to apply the guidance at the effective date or the beginning of the earliest comparative period. The Company adopted the guidance on January 1, 2019 and elected to use the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. Additionally, the Company elected the "package of practical expedients," which permits the Company to not reassess prior conclusions about lease identification, lease classification and initial direct costs.
The new guidance did not have a material impact on the accounting treatment of the Company's triple-net tenant leases, which are the primary source of our CRE revenues. However, starting in the current year there were certain changes to the guidance under ASC 842 which will have an impact on future operating results, including initial direct costs associated with the execution of lease agreements such as legal fees and certain transaction costs will no longer be capitalizable and instead are expensed in the period incurred.
The Company recorded right-of-use ("ROU") assets and corresponding lease liabilities of approximately $31.0 million on the condensed consolidated balance sheet for certain leases in which it is the lessee. The adoption of ASC 842 had no impact on the Company's lease expense.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the guidance on January 1, 2019. The guidance amends the hedge accounting model in ASC 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity's ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and requires the earnings effect of the hedging instrument to be presented in the same income statement line as the hedged item. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the guidance on January 1, 2019. The guidance expands the scope of ASC 718 to include share-based payment transactions with the exception of specific guidance related to the attribution of compensation cost. The guidance also clarifies that any share-based payment awards granted in conjunction with selling goods or services to customers should be evaluated under ASC 606. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The FASB has subsequently issued other related ASUs, which amend ASU 2016-13 to provide clarification and additional guidance. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and footnote disclosures.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements and footnote disclosures.

Leases
Lessee: The Company determines if an arrangement is a lease at inception by considering whether that arrangement conveys the right to use an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease ROU assets and operating lease liabilities in the Company's condensed consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company has also elected, for all classes of underlying assets, to not recognize lease liabilities and lease assets for leases with a term of 12 months or less.
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
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately under ASC 606, Revenue from Contracts with Customers. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets where the component follows the same timing and pattern as the lease component. Non-lease components included in rental revenue primarily consist of tenant reimbursements for common area maintenance and other services paid for by the lessor and utilized by the lessee.
Rental revenue is primarily derived from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease. Fixed contractual payments from the Company's leases are recognized on a straight-line basis over the terms of the respective leases. Straight-line rental revenue commences when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Certain of the Company's lease agreements include terms for contingent rental revenue (e.g. percentage rents based on tenant sales volume) and tenant reimbursed property taxes, which are both accounted for as variable payments.
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
Accounts receivable related to leases are regularly evaluated for collectability, considering factors including, but not limited to, the credit quality of the customer, historical trends of the customer, and changes in customer payment terms. Upon determination that the collectability of a customer receivable is not probable, the Company will record an allowance for such receivable and a corresponding reduction to revenue previously recognized. Subsequent revenue is recorded on a cash basis until collectability on related billings becomes probable.
Interest and other income (expense), net
Interest and other income (expense), net for the six months ended June 30, 2019 was primarily composed of a $2.6 million gain on asset disposal and $2.0 million of interest income. For the six months ended June 30, 2019 and 2018, other expense was primarily composed of pension and postretirement benefit expense of $2.3 million and $1.5 million, respectively.
Discontinued operations
In December 2016, the Company completed its final sugar harvest and ceased its sugar operations. Costs related to the cessation of sugar operations are presented as discontinued operations in the condensed consolidated statements of operations. Liabilities related to the cessation of sugar operations are presented within Accrued and other liabilities in the condensed consolidated balance sheets. For the six months ended June 30, 2019, the Company recorded a loss from discontinued operations of $0.7 million primarily related to an increase in cessation related accruals and a reserve for bad debt against outstanding receivables deemed uncollectible in the first quarter of 2019.

3.	COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies: Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet included standby letters of credit and bonds. As of June 30, 2019, standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $11.3 million. These letters of credit primarily relate to the Company's real estate activities, and if drawn upon the Company would be obligated to reimburse the issuer.
As of June 30, 2019, bonds related to the Company's construction and real estate activities totaled $473.9 million. Approximately $454.8 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of June 30, 2019, the Company's estimated remaining exposure, assuming defaults on all existing contractual construction obligations, was approximately $64.5 million.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of June 30, 2019, the Company's limited guarantees on indebtedness related to one of its unconsolidated joint ventures totaled $3.1 million.
Other than obligations described above and those described in the Company's 2018 Form 10-K, obligations of the Company's joint ventures do not have recourse to the Company and the Company's "at-risk" amounts are limited to its investment.
Legal Proceedings and Other Contingencies: Prior to the sale of approximately 41,000 acres of agricultural land on Maui to Mahi Pono Holdings, LLC ("Mahi Pono") in December 2018, A&B, through East Maui Irrigation Company, LLC ("EMI"), also owned approximately 16,000 acres of watershed lands in East Maui and also held four water licenses to approximately 30,000 acres owned by the State of Hawai‘i in East Maui. The sale to Mahi Pono includes the sale of a 50% interest in EMI (which closed February 1, 2019), and provides for A&B and Mahi Pono, through EMI, to jointly continue the existing process to secure long-term leases from the State for delivery of irrigation water to Mahi Pono for use in Central Maui.
The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the completion by the BLNR of a contested case hearing it ordered to be held on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the "4/10/15 Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asked the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to reaffirm its prior decisions to keep the permits in holdover status. This decision by the BLNR was challenged by the three parties. In January 2016, the court ruled in the 4/10/15 Lawsuit that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year. The decision was appealed to the Intermediate Court of Appeals ("ICA") of the State of Hawai‘i.
In June 2019, the ICA vacated the lower court’s ruling in the 4/10/15 Lawsuit that the BLNR lacked authority to keep the revocable permits in holdover status beyond one year and remanded the case to the trial court to determine whether the holdover status of the permits was both (a) "temporary" and (b) in the best interest of the State, as required by statute. The plaintiffs have filed a motion with the ICA for reconsideration of its decision, which was denied on July 5, 2019. Plaintiffs have publicly announced, however, that they will request the ICA's decision to be reviewed by the Hawai‘i Supreme Court.

In May 2016, while the appeal of the 4/10/15 Lawsuit was pending, the Hawai‘i State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 126 in June 2016. Pursuant to Act 126, the annual authorization of the existing holdover permits was sought and granted by the BLNR in December 2016, November 2017 and November 2018. No extension of Act 126 was approved by the Hawai‘i State Legislature in 2019.
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club was denied by the BLNR. On January 7, 2019, Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B, and EMI, seeking to invalidate the extension of the revocable permits for, among other things, failure to perform an EA. It also seeks to enjoin the diversion by EMI of more than 25 million gallons a day pending completion of an EA. In connection with A&B’s obligation to continue the existing process to secure long-term water leases from the State, A&B and EMI will defend against the claims made by the Sierra Club.
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
The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B shareholders and net income (loss) available to A&B shareholders (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Income (loss) from Continuing Operations	$(1.3)	$2.9	$8.2	$50.4
Less: (Income) loss attributable to noncontrolling interest	0.4	(0.5)	0.7	(0.6)
Income (loss) from continuing operations attributable to A&B shareholders	(0.9)	2.4	8.9	49.8
Undistributed earnings allocated to redeemable noncontrolling interest	—	—	—	—
Income (loss) from continuing operations available to A&B shareholders	(0.9)	2.4	8.9	49.8
Income (loss) from discontinued operations available to A&B shareholders, net of income taxes	0.1	0.1	(0.7)	—
Net income (loss) available to A&B shareholders	$(0.8)	$2.5	$8.2	$49.8
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Denominator for basic EPS - weighted average shares outstanding	72.2	72.0	72.1	69.2
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	—	0.3	0.4	0.4
Special Distribution	—	—	—	2.7
Denominator for diluted EPS - weighted average shares outstanding	72.2	72.3	72.5	72.3

There were 0.4 million and 0.1 million shares of anti-dilutive securities outstanding during the three and six months ended June 30, 2019, respectively. There were 0.2 million shares of anti-dilutive securities outstanding during the three and six months ended June 30, 2018.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable, and notes receivable with remaining terms less than 12 months approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's notes receivable with remaining terms greater than 12 months is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes approximates the carrying amount of $16.4 million at June 30, 2019. The fair value and carrying value of these notes was $16.3 million at December 31, 2018.
The carrying amount and fair value of the Company's debt at June 30, 2019 was $727.7 million and $738.9 million, respectively, and $778.1 million and $758.0 million at December 31, 2018, respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 2).
The Company carries its interest rate swaps at fair value. See Note 15 for fair value information regarding the Company's derivative instruments.

6.	INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of June 30, 2019 and December 31, 2018 were as follows (in millions):

	June 30, 2019	December 31, 2018
Asphalt	$13.1	$9.4
Processed rock and sand	8.6	9.5
Work in progress	3.2	4.0
Retail merchandise	1.9	2.0
Parts, materials and supplies inventories	1.4	1.6
Total	$28.2	$26.5

7.	SHARE-BASED PAYMENT AWARDS
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
The following table summarizes the Company's stock option activity for the six months ended June 30, 2019 (in thousands, except weighted-average exercise price and weighted-average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2019	580.1	$12.91
Exercised	(212.7)	$11.33
Canceled	(2.0)	$13.11
Outstanding, June 30, 2019	365.4	$13.83	2.0	$3,463
Vested or expected to vest	365.4	$13.83	2.0	$3,463
Exercisable, June 30, 2019	365.4	$13.83	2.0	$3,463

The following table summarizes non-vested restricted stock unit activity for the six months ended June 30, 2019 (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2019	421.3	$25.91
Granted	239.5	$22.10
Vested	(143.5)	$24.28
Canceled	(69.1)	$21.34
Outstanding, June 30, 2019	448.2	$25.10

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

The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Share-based expense:
Time-based and market-based restricted stock units	$1.3	$1.4	$2.7	$2.7
Total share-based expense	1.3	1.4	2.7	2.7
Total recognized tax benefit	—	(0.2)	—	(0.3)
Share-based expense (net of tax)	$1.3	$1.2	$2.7	$2.4

8.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates were $4.2 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively. Revenues earned from transactions with affiliates were $6.8 million and $6.3 million for the six months ended June 30, 2019 and 2018, respectively. Receivables from these affiliates were $1.9 million and $2.2 million as of June 30, 2019 and December 31, 2018, respectively. Amounts due to these affiliates were less than $0.1 million and $0.6 million as of June 30, 2019 and December 31, 2018, respectively.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with unconsolidated affiliates in which the Company has an interest, as well as with certain entities that are partially owned by a former director of the Company. There was no recorded revenue earned from transactions with affiliates for the three months ended June 30, 2019. For the three months ended June 30, 2018, revenues earned from transactions with affiliates were $0.8 million. Revenues earned from transactions with affiliates were $1.3 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively. Receivables from these affiliates were less than $0.1 million as of June 30, 2019 and December 31, 2018.
Land Operations. During the three months ended June 30, 2019 and 2018, the Company recognized $0.3 million and less than $0.1 million, respectively, related to management and administrative services provided to certain unconsolidated investments in affiliates and interest earned on notes receivable from related parties. Service revenues and interest recorded in 2019 were $0.6 million. Receivables from these affiliates were less than $0.1 million as of June 30, 2019 and December 31, 2018.
During the year ended December 31, 2017, the Company extended a five-year construction loan secured by a mortgage on real property to one of its joint ventures. Receivables from this affiliate were $13.6 million and $13.5 million as of June 30, 2019 and December 31, 2018, respectively.

9.	EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three and six months ended June 30, 2019 and 2018 are shown below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$0.6	$0.6	$1.1	$1.1
Interest cost	2.1	2.0	4.2	4.0
Expected return on plan assets	(1.8)	(2.2)	(3.6)	(4.1)
Amortization of net loss	1.0	1.2	2.0	2.2
Amortization of prior service credit	(0.2)	(0.1)	(0.3)	(0.3)
Amortization of curtailment (gain)/loss	—	(0.4)	—	(0.4)
Net periodic benefit cost	$1.7	$1.1	$3.4	$2.5

10.	REAL ESTATE ASSET ACQUISITIONS
During the six months ended June 30, 2019, the Company acquired five commercial real estate assets for $218.4 million.
The allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Land	$106.9
Property and improvements	91.3
In-place leases	23.2
Favorable leases	4.3
Total assets acquired	$225.7

Liabilities assumed:
Unfavorable leases	$7.3
Total liabilities assumed	7.3
Net assets acquired	$218.4

As of the acquisition date, the weighted-average amortization period of the in-place/favorable leases was approximately 7.0 years. The weighted-average amortization period of the unfavorable leases was approximately 18.6 years.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2019 were as follows (in millions):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2019	$(55.2)	$3.3	$(51.9)
Other comprehensive income (loss) before reclassifications, net of taxes of $0 for interest rate swap	—	(3.5)	(3.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0 for employee benefit plans	1.7	—	1.7
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0 for interest rate swap	—	(0.3)	(0.3)
Balance, June 30, 2019	$(53.5)	$(0.5)	$(54.0)

The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018, respectively, were as follows (in millions):

Details about Other Comprehensive Income (Loss) Components:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized interest rate hedging gain (loss)	$(2.0)	$0.6	$(3.5)	$2.4
Reclassification adjustment for interest expense included in net income (loss)	(0.2)	—	(0.3)	—
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss[1]	1.0	1.2	2.0	2.2
Prior service credit[1]	(0.2)	(0.1)	(0.3)	(0.3)
Curtailment (gain)/loss	—	(0.4)	—	(0.4)
Total before income tax	(1.4)	1.3	(2.1)	3.9
Income taxes	—	(0.3)	—	(1.0)
Other comprehensive income (loss), net of tax	$(1.4)	$1.0	$(2.1)	$2.9
1 This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (see Note 9 for additional details).

12.	INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the three and six months ended June 30, 2019 differed from the effective tax rate for the same periods in 2018, primarily due to the full valuation allowance recorded on the net deferred tax assets at the end of 2018.

13.	NOTES PAYABLE AND TOTAL DEBT
At June 30, 2019 and December 31, 2018, notes payable and total debt consisted of the following (in millions):

			Principal Outstanding
Debt	Interest Rate (%)	Maturity Date	June 30, 2019	December 31, 2018
Secured:
Kailua Town Center	(1)	2021	$10.4	$10.5
Kailua Town Center #2	3.15%	2021	4.7	4.7
Laulani Village	3.93%	2024	62.0	62.0
Pearl Highlands	4.15%	2024	84.3	85.3
Manoa Marketplace	(2)	2029	60.0	60.0
Heavy equipment financing	(3)	2023	2.2	—
Subtotal			$223.6	$222.5
Unsecured:
Term Loan 3	5.19%	2019	1.4	2.3
Series D Note	6.90%	2020	16.2	32.5
Term Loan 4	(4)	2019	9.4	9.4
Bank syndicated loan	(5)	2023	50.0	50.0
Series A Note	5.53%	2024	28.5	28.5
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	46.0	46.0
Series C Note	5.56%	2026	24.0	24.0
Series F Note	4.35%	2026	22.0	22.0
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	42.5	42.5
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$402.5	$419.7
Revolving Credit Facilities:
GLP Asphalt revolving credit facility	(6)	2020	3.8	0.4
Revolving credit facility	(7)	2022	98.6	136.6
Subtotal			$102.4	$137.0
Total debt (contractual)			$728.5	$779.2
Unamortized debt premium (discount)			(0.1)	(0.2)
Unamortized debt issuance costs			(0.7)	(0.9)
Total debt (carrying value)			$727.7	$778.1

(1) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(2) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
(3) Loans have stated rates ranging from 4.08% to 5.00%.
(4) Loan has a stated interest rate of LIBOR plus 2.00%, and is secured by a letter of credit.
(5) Loan has a stated interest rate of LIBOR plus 1.60%, based on pricing grid.
(6) Loan has a stated interest rate of LIBOR plus 1.25%.
(7) Loan has a stated interest rate of LIBOR plus 1.65%, based on pricing grid.

The Company believes that funds generated from results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to satisfy any maturities of debt due in the next twelve months.
Interest costs are capitalized for certain development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Capitalized interest costs related to development activities were $0.6 million for the six months ended June 30, 2019. There were $0.2 million of capitalized interest costs for the six months ended June 30, 2018.

14.    INVESTMENTS IN AFFILIATES
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting. As of June 30, 2019, the Company has an investment that was determined to be a variable interest entity that was not consolidated, as the Company determined that it was not the primary beneficiary. The Company's maximum risk of loss was limited to its investment ($2.7 million as of June 30, 2019), plus the Company's portion of future contributions.
Operating results include the Company's proportionate share of net income (loss) from its equity method investments. A summary of combined financial information related to the Company's equity method investments for the three and six months ended June 30, 2019 and 2018 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$57.6	$60.2	$98.4	$124.6
Operating costs and expenses	54.7	49.6	92.0	107.7
Gross Profit (Loss)	$2.9	$10.6	$6.4	$16.9
Income (Loss) from Continuing Operations[1]	$0.2	$6.6	$1.1	$4.4
Net Income (Loss)[1]	$0.4	$6.4	$1.0	$4.2
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
Cash Flow Hedges of Interest Rate Risk
During 2016, the Company entered into an interest rate swap agreement with a notional amount of $60.0 million which was designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of June 30, 2019, is as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	June 30, 2019	June 30, 2019	December 31, 2018	Balance Sheet
4/7/2016	8/1/2029	3.14%	$60.0	$0.1	$3.9	Other assets

The changes in fair value of the cash flow hedge is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related-variable rate debt.
Non-designated Hedges
As of June 30, 2019, the Company has one interest rate swap that has not been designated as a cash flow hedge whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	June 30, 2019	June 30, 2019	December 31, 2018	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.4	$(0.6)	$(0.5)	Other non-current liabilities

The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of (gain) loss recognized in OCI on derivatives	$2.0	$(0.6)	$3.5	$(2.4)
Amounts of (gain) loss reclassified from accumulated OCI into earnings under Interest expense	$0.2	$—	$0.3	$—

The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in Interest and other income in its condensed consolidated statements of operations, and the amounts were immaterial during the three and six months ended June 30, 2019 and 2018.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.
16.    SEGMENT RESULTS
Operating segment information for the three and six months ended June 30, 2019 and 2018 is summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenue:
Commercial Real Estate	$39.1	$33.8	$75.9	$69.0
Land Operations	24.9	19.3	73.9	48.6
Materials & Construction	45.1	59.0	88.7	107.8
Total operating revenue	109.1	112.1	238.5	225.4
Operating Profit (Loss):
Commercial Real Estate[1]	17.0	13.6	32.6	29.1
Land Operations[2]	0.5	1.6	13.1	(3.8)
Materials & Construction	(4.3)	3.6	(8.8)	3.8
Total operating profit (loss)	13.2	18.8	36.9	29.1
Gain (loss) on the sale of commercial real estate properties	—	0.2	—	49.8
Interest expense	(8.1)	(8.9)	(17.2)	(17.3)
General corporate expenses	(6.4)	(7.3)	(12.6)	(14.0)
Income (Loss) from Continuing Operations Before Income Taxes	$(1.3)	$2.8	$7.1	$47.6

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
Segment balance sheet information as of June 30, 2019 and December 31, 2018 is summarized below (in millions):

	June 30, 2019	December 31, 2018
Identifiable Assets:
Commercial Real Estate	$1,538.9	$1,530.4
Land Operations	301.7	350.0
Materials & Construction	309.6	297.1
Other	34.3	47.7
Total assets	$2,184.5	$2,225.2

17.    REVENUE AND CONTRACT BALANCES
The Company disaggregates revenue from contracts with customers by revenue type as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Commercial Real Estate	$39.1	$33.8	$75.9	$69.0
Land Operations:
Development sales revenue	18.1	10.8	30.4	33.8
Unimproved/other property sales revenue	0.4	2.1	30.9	2.4
Other operating revenue	6.4	6.4	12.6	12.4
Land Operations	24.9	19.3	73.9	48.6
Materials & Construction	45.1	59.0	88.7	107.8
Total revenues	$109.1	$112.1	$238.5	$225.4

The total amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations was $103.3 million as of June 30, 2019. The Company expects to recognize as revenue approximately 45% - 50% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations in 2019, with the remaining recognized thereafter.
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
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of June 30, 2019 and January 1, 2019:

(in millions)	6/30/2019	1/1/2019
Accounts receivable, net	$60.4	$49.6
Contracts retention	$9.6	$11.6
Costs and estimated earnings in excess of billings on uncompleted contracts	$11.4	$9.2
Billings in excess of costs and estimated earnings on uncompleted contracts	$8.0	$5.9
Variable consideration	$62.0	$62.0
Deferred revenue	$3.9	$1.2

For the six months ended June 30, 2019, the Company recognized revenue of $3.3 million related to the Company's contract liabilities reported as of January 1, 2019.
18.    LEASES
The Company as Lessee: Principal non-cancelable operating leases include land, office space, harbors and equipment leased for periods that expire through 2031. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases.

Lease expense for operating leases that provide for future escalations are accounted for on a straight-line basis. For the three and six months ended June 30, 2019, lease expense under operating leases was as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019
Operating lease cost	$1.7	$3.3
Supplemental balance sheet information related to leases as of June 30, 2019 was as follows:

Weighted-average remaining lease term (years)	9.5
Weighted-average discount rate	4.39%
Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2.6
Operating cash outflows from financing leases	$0.2

Future minimum payments under non-cancelable operating and finance leases as of June 30, 2019 were as follows (in millions):

	June 30, 2019	June 30, 2019
	Operating Leases	Finance Leases
2019	$2.9	$0.4
2020	5.7	0.8
2021	5.6	0.8
2022	5.6	0.3
2023	4.8	0.1
Thereafter	13.5	—
Total lease payments	$38.1	$2.4
Less: Interest	(9.6)	(0.2)
Total lease liabilities	$28.5	$2.2

The Company has equipment under finance leases with periods that expire through 2023. The weighted-average remaining lease term and discount rate of these leases was 2.9 years and 4.62%, respectively, as of June 30, 2019. ROU assets and lease liabilities related to these finance leases are presented within Other property, net and Notes payable and other debt, respectively, in the condensed consolidated balance sheets. Lease expense for finance leases included $0.1 million and $0.2 million of amortization and interest for the three and six months ended June 30, 2019, respectively.
The Company as Lessor: The Company leases to third-parties land and buildings under operating leases. The historical cost of, and accumulated depreciation on, leased property as of June 30, 2019 and December 31, 2018 were as follows (in millions):

	June 30, 2019	December 31, 2018
Leased property - real estate	$1,474.1	$1,263.0
Less: Accumulated depreciation	(115.5)	(104.4)
Property under operating leases, net	$1,358.6	$1,158.6

Total rental income under these operating leases were as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019
Minimum rentals	$26.4	$51.3
Contingent rentals (based on sales volume)	1.1	2.6
Total	$27.5	$53.9

Future minimum rentals on non-cancelable operating leases as of June 30, 2019 were as follows (in millions):

June 30, 2019
2019	$101.9
2020	111.6
2021	97.9
2022	86.2
2023	76.5
Thereafter	542.9
Total lease receivables	$1,017.0

The Company's leases have remaining lease terms of 1 year to 45 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
19.    SUBSEQUENT EVENTS
On August 1, 2019, the Company's Board of Directors declared a cash dividend of $0.19 per share of outstanding common stock, payable on September 5, 2019 to shareholders of record as of the close of business on August 12, 2019.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B's consolidated results of operations for the three and six months ended June 30, 2019.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B's results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B's financial condition and an analysis of A&B’s cash flows for the six months ended June 30, 2019 and 2018, as well as a discussion of A&B's ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

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
Land Operations
Land Operations: involves the management and optimization of A&B's land and related assets primarily through the following activities: developing land for sale; leasing agricultural land; and renewable energy. Primary assets include landholdings, renewable energy assets (investments in hydroelectric and solar facilities and power purchase agreements) and development-for-sale projects and investments. Financial results from this segment are principally derived from renewable energy operations, income/loss from real estate joint ventures, real estate development sales and fees, and land parcel sales.
Materials & Construction
Materials & Construction ("M&C"): performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells asphaltic concrete; provides and sells various construction- and traffic-control-related products and services; and manufactures and sells precast concrete products. Assets include two grade A (prime) rock quarries, a liquid asphalt storage terminal, hot mix asphalt plants, and quarry and paving equipment. Income is generated principally by materials supply and paving construction.
As a result of its conversion to a REIT and consequent de-emphasis of non-REIT operating businesses, the Company is evaluating strategic options for the eventual monetization of some or all of its Materials & Construction businesses.
During the fourth quarter of 2018, the Company concluded that carrying values of certain long-lived assets and goodwill relating to M&C were not recoverable due primarily to persisting, competitive market pressures that negatively affected sales and margins and recorded impairment charges to reduce the carrying amounts to the estimated fair value. In conjunction with its process of evaluating strategic options discussed above, the Company undertook a review of operations and certain improvements were identified that have been and continue to be implemented in 2019.
During the six months ended June 30, 2019, the M&C segment recognized further operating losses of $8.8 million (the reasons for segment-specific fluctuations are discussed below in the Analysis of Operating Revenue and Profit by Segment). The Company is continuing to monitor the performance of the M&C segment and will continue to implement the operational improvements identified during the process discussed above. However, if such initiatives fail to produce the intended improvements in the results of operations in the second half of 2019, there can be no assurance that the carrying values associated with the long-lived assets and goodwill will be recoverable and additional impairments on such long-lived assets and goodwill may be required.

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
Consolidated - Second quarter of 2019 compared with 2018

	Three Months Ended June 30,
(dollars in millions, except per share amounts, unaudited)	2019	2018	$ Change	Change
Operating revenue	$109.1	$112.1	(3.0)	(2.7)%
Cost of operations	(87.7)	(89.1)	1.4	1.6%
Selling, general and administrative	(16.2)	(15.1)	(1.1)	(7.3)%
Gain (loss) on the sale of commercial real estate properties	—	0.2	(0.2)	(100.0)%
Operating income (loss)	5.2	8.1	(2.9)	(35.8)%
Income (loss) related to joint ventures	1.0	4.4	(3.4)	(77.3)%
Other income (expense), net	(7.5)	(9.7)	2.2	22.7%
Income tax benefit (expense)	—	0.1	(0.1)	(100.0)%
Income (loss) from continuing operations	(1.3)	2.9	(4.2)	NM
Discontinued operations (net of income taxes)	0.1	0.1	—	—%
Net income (loss)	(1.2)	3.0	(4.2)	NM
(Income) loss attributable to noncontrolling interest	0.4	(0.5)	0.9	NM
Net income (loss) attributable to A&B	$(0.8)	$2.5	(3.3)	NM

Basic earnings (loss) per share - continuing operations	$(0.01)	$0.03	(0.04)	NM
Basic earnings (loss) per share - discontinued operations	—	—	—	—%
Net income (loss) available to A&B shareholders	$(0.01)	$0.03	(0.04)	NM

Diluted earnings (loss) per share - continuing operations	$(0.01)	$0.03	(0.04)	NM
Diluted earnings (loss) per share - discontinued operations	—	—	—	—%
Net income (loss) available to A&B shareholders	$(0.01)	$0.03	(0.04)	NM
Operating revenue for the second quarter ended June 30, 2019 decreased 2.7%, or $3.0 million, to $109.1 million, primarily due to lower revenue from the Materials & Construction segment partially offset by higher revenue from each of the Commercial Real Estate and Land Operations segments. The reasons for business and segment-specific fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for the second quarter ended June 30, 2019 decreased 1.6%, or $1.4 million, to $87.7 million, primarily due to lower costs in the Materials & Construction segment partially offset by higher costs in each of the Commercial Real Estate and Land Operations segments. The reasons for the cost of operations changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.
Selling, general and administrative for the second quarter ended June 30, 2019 increased 7.3%, or $1.1 million, to $16.2 million, primarily due to an increase in each of the Commercial Real Estate and Materials and Construction segments. The reasons for business and segment-specific fluctuations in selling, general and administrative expenses are further described below in the Analysis of Operating Revenue and Profit by Segment.
Income (loss) related to joint ventures for the second quarter ended June 30, 2019 decreased $3.4 million, to $1.0 million, due primarily to lower income related to real estate development joint ventures, as compared to the second quarter of 2018. Additional discussion of business and segment-specific fluctuations related to income (loss) related to joint ventures is further described in the Analysis of Operating Revenue and Profit by Segment.

Other income (expense), net was a net expense of $7.5 million in the second quarter ended June 30, 2019 compared to a net expense of $9.7 million in the second quarter ended June 30, 2018. The change from the prior year was primarily due to a decrease in interest expense on the Company's outstanding debt due to lower average debt levels during the period.
Discontinued operations (net of income taxes) was a net benefit of $0.1 million in the second quarter ended June 30, 2019 compared to a net benefit of $0.1 million in the second quarter ended June 30, 2018.
(Income) Loss attributable to noncontrolling interest decreased $0.9 million in the second quarter ended June 30, 2019 compared to the second quarter ended June 30, 2018. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated within the Materials & Construction segment, and in which Grace Pacific owns a 70 percent and 51 percent share in each.
Consolidated - First half of 2019 compared with 2018

	Six Months Ended June 30,
(dollars in millions, except per share amounts, unaudited)	2019	2018	$ Change	Change
Operating revenue	$238.5	$225.4	13.1	5.8%
Cost of operations	(188.3)	(180.4)	(7.9)	(4.4)%
Selling, general and administrative	(31.8)	(30.1)	(1.7)	(5.6)%
Gain (loss) on the sale of commercial real estate properties	—	49.8	(49.8)	(100.0)%
Operating income (loss)	18.4	64.7	(46.3)	(71.6)%
Income (loss) related to joint ventures	3.7	1.8	1.9	105.6%
Other income (expense), net	(15.0)	(18.9)	3.9	20.6%
Income tax benefit (expense)	1.1	2.8	(1.7)	(60.7)%
Income (loss) from continuing operations	8.2	50.4	(42.2)	(83.7)%
Discontinued operations (net of income taxes)	(0.7)	—	(0.7)	—%
Net income (loss)	7.5	50.4	(42.9)	(85.1)%
(Income) loss attributable to noncontrolling interest	0.7	(0.6)	1.3	NM
Net income (loss) attributable to A&B	$8.2	$49.8	(41.6)	(83.5)%

Basic earnings (loss) per share - continuing operations	$0.12	$0.72	(0.60)	(83.3)%
Basic earnings (loss) per share - discontinued operations	(0.01)	—	(0.01)	—%
Net income (loss) available to A&B shareholders	$0.11	$0.72	(0.61)	(84.7)%

Diluted earnings (loss) per share - continuing operations	$0.12	$0.69	(0.57)	(82.6)%
Diluted earnings (loss) per share - discontinued operations	(0.01)	—	(0.01)	—%
Net income (loss) available to A&B shareholders	$0.11	$0.69	(0.58)	(84.1)%
Operating revenue for the six months ended June 30, 2019 increased 5.8%, or $13.1 million, to $238.5 million, primarily due to higher revenue from the Land Operations and Materials & Construction segments. The reasons for business and segment-specific fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for the six months ended June 30, 2019 increased 4.4%, or $7.9 million, to $188.3 million, primarily due to increases in costs incurred by the Land Operations and Materials & Construction segments. The reasons for the cost of operations changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.
Selling, general and administrative for the six months ended June 30, 2019 increased 5.6%, or $1.7 million, to $31.8 million, primarily due to an increase in each of the Commercial Real Estate and Materials and Construction segments. The reasons for business and segment-specific fluctuations in selling, general and administrative expenses are further described below in the Analysis of Operating Revenue and Profit by Segment.
Gain (loss) on the sale of commercial real estate properties during the six months ended June 30, 2018 was $49.8 million due to the aggregate gain realized on the sales of six mainland properties (Concorde Commerce Center, Deer Valley Financial Center, 1800 and 1820 Preston Park, Little Cottonwood Center, Royal MacArthur Center, and Sparks Business Center) and three

Hawai‘i assets (Stangenwald Building, Judd Building and land underlying a ground lease). There were no Sales of commercial real estate assets during the six months ended June 30, 2019.
Other income (expense), net was a net expense of $15.0 million in the six months ended June 30, 2019 compared to a net expense of $18.9 million in the six months ended June 30, 2018. The change from the prior year was primarily due to a gain of $2.6 million related to the sale of 50% interest in EMI.
Income tax benefit (expense) was a benefit of $1.1 million during the six months ended June 30, 2019 due to a tax benefit related to interest income on IRS tax refunds. Income tax benefit (expense) was a benefit of $2.8 million during the six months ended June 30, 2018, due to a taxable loss incurred in the operations of the Company's taxable REIT subsidiary.
Discontinued operations (net of income taxes) was a net expense of $0.7 million during the six months ended June 30, 2019 and was not significant during the six months ended June 30, 2018.
(Income) Loss attributable to noncontrolling interest during the six months ended June 30, 2019 was a loss of $0.7 million as compared to a gain of $0.6 million during the six months ended June 30, 2018. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated within the Materials & Construction segment, and in which Grace Pacific owns a 70 percent and 51 percent share in each.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate - Second quarter of 2019 compared with 2018

	Three Months Ended June 30,
(dollars in millions, unaudited)	2019	2018	$ Change	Change
Commercial Real Estate operating revenue	$39.1	$33.8	$5.3	15.7%
Commercial Real Estate operating costs and expenses	(21.3)	(19.2)	(2.1)	(10.9)%
Selling, general and administrative	(3.0)	(1.6)	(1.4)	(87.5)%
Intersegment operating revenue, net[1]	0.6	0.7	(0.1)	(14.3)%
Other income/(expense), net	1.6	(0.1)	1.7	1,700.0%
Commercial Real Estate operating profit (loss)	$17.0	$13.6	$3.4	25.0%
Operating profit (loss) margin	43.5%	40.2%

Cash Net Operating Income ("Cash NOI")[2]
Hawai‘i	$25.3	$20.9
Mainland	—	0.1
Total	$25.3	$21.0

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$19.6	$18.5
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (end of period)	3.8	3.3
Ground leases (acres at end of period)	154	109
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 30 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue increased 15.7%, or $5.3 million, to $39.1 million for the second quarter ended June 30, 2019, as compared to the second quarter ended June 30, 2018. Operating profit increased 25.0%, or $3.4 million, to $17.0 million for the second quarter ended June 30, 2019, as compared to the second quarter ended June 30, 2018. The variance in operating profit from the prior year quarter is due primarily to the impact of acquired properties and new tenant leases, as well as an increase in same-store rents, partially offset by higher general and administrative expense principally related to personnel costs. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment, properties held for sale and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation. New developments and redevelopments are generally considered stabilized upon the initial attainment of 90% occupancy.
Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial portfolio's occupancy and same-store occupancy percentage summarized by property type as of June 30, 2019 and 2018 was as follows:

Occupancy
	As of	As of	Percentage Point Change
	June 30, 2019	June 30, 2018
Retail	94.9%	92.6%	2.3
Industrial	94.4%	91.1%	3.3
Office	94.3%	91.2%	3.1
Total	94.7%	92.1%	2.6

Same-Store Occupancy
	As of	As of	Percentage Point Change
	June 30, 2019	June 30, 2018
Retail	94.2%	92.6%	1.6
Industrial	92.9%	91.1%	1.8
Office	94.3%	91.2%	3.1
Total	93.7%	92.0%	1.7
GLA related to improved properties was 3.8 million square feet at June 30, 2019 and 3.5 million square feet at December 31, 2018. The fluctuation in GLA from December 31, 2018 was due primarily to the following current year asset acquisitions (excluding ground leases, which have no impact on GLA):

Acquisitions
Date	Property	GLA (SF)
5/19	Queens' Marketplace	135,000
5/19	Waipouli Town Center	56,500
4/19	Kapolei Enterprise Center	93,000
	Total improved acquisitions	284,500
Commercial Real Estate - First half of 2019 compared with 2018

	Six Months Ended June 30,
(dollars in millions, unaudited)	2019	2018	$ Change	Change
Commercial Real Estate operating revenue	$75.9	$69.0	$6.9	10.0%
Commercial Real Estate operating costs and expenses	(40.5)	(37.8)	2.7	(7.1)%
Selling, general and administrative	(5.5)	(3.3)	(2.2)	(66.7)%
Intersegment operating revenue, net[1]	1.2	1.3	(0.1)	(7.7)%
Other income/(expense), net	1.5	(0.1)	1.6	1,600.0%
Commercial Real Estate operating profit (loss)	$32.6	$29.1	$3.5	12.0%
Operating profit (loss) margin	43.0%	42.2%

Cash Net Operating Income ("Cash NOI")[2]
Hawai‘i	$49.5	$41.2
Mainland	—	1.5
Total	$49.5	$42.7

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$39.8	$37.3
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the condensed consolidated results of operations.
2 Refer to page 30 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue increased 10.0%, or $6.9 million, to $75.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Operating profit increased 12.0%, or $3.5 million, to $32.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The variance in operating profit from the prior year quarter is due primarily to the impact of acquired properties and new tenant leases, as well as an increase in same-store rents, partially offset by higher general and administrative expense principally related to personnel costs. "Same-store" refers to properties that were owned and operated for the entirety of the prior calendar year. The same-store pool excludes properties under development or redevelopment, properties held for sale and also excludes properties acquired or sold during the comparable reporting periods, including stabilized properties. New developments and redevelopments are moved into the same-store pool upon one full calendar year of stabilized operation. New developments and redevelopments are generally considered stabilized upon the initial attainment of 90% occupancy.

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
Cash NOI is calculated as total Commercial Real Estate operating revenues less direct property-related operating expenses. Cash NOI excludes straight-line lease adjustments, amortization of favorable/unfavorable leases, amortization of lease incentives, selling, general and administrative expenses, impairment of commercial real estate assets, lease termination income, other income and expense, net, and depreciation and amortization (including amortization of maintenance capital, tenant improvements and leasing commissions).
The Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies.
A reconciliation of Commercial Real Estate operating profit (loss) to Commercial Real Estate Cash NOI for the three and six months ended June 30, 2019 and 2018 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, unaudited)	2019	2018	2019	2018
Commercial Real Estate Operating Profit (Loss)	$17.0	$13.6	$32.6	$29.1
Plus: Depreciation and amortization	9.1	7.0	16.5	13.3
Less: Straight-line lease adjustments	(1.7)	(0.6)	(2.7)	(0.7)
Less: Favorable/(unfavorable) lease amortization	(0.5)	(0.5)	(0.9)	(1.0)
Less: Termination income	—	—	—	(1.1)
Plus: Other (income)/expense, net	(1.6)	0.1	(1.5)	0.1
Plus: Selling, general, administrative and other expenses	3.0	1.6	5.5	3.3
Less: Impact of adoption of ASU 2016-02[1]	—	(0.2)	—	(0.3)
Commercial Real Estate Cash NOI	$25.3	$21.0	$49.5	$42.7
[1] Represents legal costs related to leasing activity that were previously capitalized when incurred and recognized as amortization expense over the term of the lease contract. Upon the Company's adoption of ASU 2016-02, Leases, on January 1, 2019, such legal costs are directly expensed as operating costs and are included in Cash NOI. For comparability purposes, Cash NOI for the 2018 periods presented have been adjusted to include legal fees in conformity with Cash NOI for the 2019 periods presented.

Land Operations - Second quarter of 2019 compared with 2018
The asset class mix of real estate sales in any given year or quarter can be diverse and may include developed residential real estate, developable subdivision lots, undeveloped land, or property sold under threat of condemnation. Further, the timing of property or parcel sales can significantly affect operating results in a given period.
Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions. For example, the sale of undeveloped land and vacant parcels in Hawai‘i generally provides higher margins than does the sale of developed property, due to the low historical cost basis of the Company's land owned in Hawai‘i.

As a result, direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance. Further, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's balance sheet do not necessarily indicate future profitability trends for this segment.

	Three Months Ended June 30,
(in millions, unaudited)	2019	2018
Development sales revenue	$18.1	$10.8
Unimproved/other property sales revenue	0.4	2.1
Other operating revenue[1]	6.4	6.4
Total Land Operations operating revenue	24.9	19.3
Land Operations costs and operating expenses	(24.4)	(20.9)
Earnings (loss) from joint ventures	0.8	4.1
Interest and other income (expense), net	(0.8)	(0.9)
Land Operations operating profit (loss)	$0.5	$1.6
1 Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
Second quarter of 2019: Land Operations revenue was $24.9 million and included sales of the 22 remaining units from the Company's Kamalani real estate development project in Kihei, Maui, one Kahala Avenue parcel, and one parcel at Maui Business Park. Revenue also included other operating revenues related to the Company's trucking service, renewable energy, and diversified agribusiness operations.
Land Operations operating profit of $0.5 million during the second quarter ended June 30, 2019 principally resulted from lower earnings in income from joint ventures due to the absence of larger activity that occurred in the prior year. The Land Operations segment results also included $0.8 million of other net expense primarily consisting of other pension expense.
Second quarter of 2018: Land Operations revenue was $19.3 million and included sales of 30 units at the Company's Kamalani project in Kihei, Maui, along with revenue related to the Company's trucking service, renewable energy, and diversified agribusiness operations.
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
Land Operations - First half of 2019 compared with 2018

	Six Months Ended June 30,
(in millions, unaudited)	2019	2018
Development sales revenue	$30.4	$33.8
Unimproved/other property sales revenue	30.9	2.4
Other operating revenue[1]	12.6	12.4
Total Land Operations operating revenue	73.9	48.6
Land Operations costs and operating expenses	(65.2)	(52.5)
Earnings (loss) from joint ventures	3.4	1.5
Interest and other income (expense), net	1.0	(1.4)
Land Operations operating profit (loss)	$13.1	$(3.8)
1Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
First half of 2019: Land Operations revenue was $73.9 million and included the impact of the sales of 42 acres of land and related improvements in Wailea, the remaining 44 units in Increment 1 of the Kamalani planned community, two Kahala lots, approximately 800 acres of agricultural land on Maui and one Maui Business Park lot.

Operating profit for the six months ended June 30, 2019 of $13.1 million was primarily driven by the sales of land and related improvements mentioned above and also included real estate development joint venture earnings of $3.4 million, a gain of $2.6 million related to the sale of 50% interest in EMI, and $0.9 million in pension related expenses.
First half of 2018: Land Operations operating revenue was $48.6 million and included sales of one Kahala Avenue parcel and 46 units for the Company's Kamalani project in Kihei, Maui, along with trucking service and power sales revenues. The Land Operations segment incurred an operating loss of $3.8 million during the six months ended June 30, 2018 primarily driven by an equity method investment loss in the first quarter of 2018 due to remediation costs incurred for construction-related defects that were isolated to a residential development project. The Land Operations segment results also included a $0.3 million non-cash reduction in the carrying value of the Company's Solar Investment and $1.1 million of other net expense primarily consisting of other pension expense.
Materials & Construction - Second quarter of 2019 compared with 2018

	Three Months Ended June 30,
(in millions, unaudited)	2019	2018	$ Change	Change
Materials & Construction operating revenue	$45.1	$59.0	$(13.9)	(23.6)%
Operating Profit (Loss)	$(4.3)	$3.6	$(7.9)	NM
Operating margin percentage	(9.5)%	6.1%
Depreciation and amortization	$3.0	$3.1	$(0.1)	(3.2)%
Aggregate tons delivered (tons in thousands)	209.6	183.5	26.1	14.2%
Asphalt tons delivered (tons in thousands)	92.7	151.6	(58.9)	(38.9)%
Backlog[1,2] at period end	$105.2	$174.4	$(69.2)	(39.7)%
1 Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its Prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. As of June 30, 2019 and 2018, these amounts include $15.9 million and $19.0 million of opportunity backlog consisting of government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory at the time of this disclosure. Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts. Maui Paving's backlog at June 30, 2019 and 2018 was $1.9 million and $7.4 million, respectively.
2 As of June 30, 2019 and 2018, the backlog included contractual revenue with related parties of $2.0 million and $2.8 million, respectively.
Materials & Construction revenue was $45.1 million for the second quarter ended June 30, 2019, compared to $59.0 million for the second quarter ended June 30, 2018. Operating loss was $4.3 million for the second quarter ended June 30, 2019, compared to operating profit of $3.6 million for the second quarter ended June 30, 2018. The decline in the segment results of operations from the second quarter of 2018 to the second quarter of 2019 was due primarily to lower paving volume and margins, project delays in the prestress operations, and higher general and administrative expenses resulting from reorganization-related activities. Earnings from joint venture investments are not included in segment revenue but are included in operating profit (loss).
Backlog at the end of June 30, 2019 was $105.2 million, compared to $174.4 million as of June 30, 2018 and $128.7 million as of December 31, 2018. The decrease in backlog from the comparable prior year period reflects both a decline in recent government contracts that have been put out to bid, as well as a change in the nature of government contracting that precludes certain contracts from being included in backlog. Certain agencies are now awarding "maintenance contracts" under which a contractor can secure all paving work within a certain geographic area, but jobs are not identified in advance, meeting the requirement for inclusion in backlog.

Materials & Construction - First half of 2019 compared with 2018

	Six Months Ended June 30,
(in millions, unaudited)	2019	2018	$ Change	Change
Materials & Construction operating revenue	$88.7	$107.8	$(19.1)	(17.7)%
Operating Profit (Loss)	$(8.8)	$3.8	$(12.6)	NM
Operating margin percentage	(9.9)%	3.5%
Depreciation and amortization	$5.8	$6.1	$(0.3)	(4.9)%
Aggregate tons delivered (tons in thousands)	410.6	350.8	59.8	17.0%
Asphalt tons delivered (tons in thousands)	169.7	260.3	(90.6)	(34.8)%
Materials & Construction revenue was $88.7 million for the six months ended June 30, 2019, compared to $107.8 million for the six months ended June 30, 2018.
Operating loss was $8.8 million for the six months ended June 30, 2019, compared to operating profit of $3.8 million for the six months ended June 30, 2018. The decline in the segment results of operations from the six months of 2018 to the six months of 2019 was due primarily to lower paving volume and margins, project delays related to the prestress operations, and higher general and administrative expenses resulting from reorganization-related activities. Earnings from joint venture investments are not included in segment revenue but are included in operating loss.
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
Cash Flows: Cash flows from operations were $81.1 million and $26.8 million for the six months ended June 30, 2019 and 2018, respectively. The change in cash flows from operating activities is primarily attributable to an increase in cash generated from the Company's CRE segment and Land Operations segment as compared to the prior year's six months ended June 30, 2018.
Cash flows used in investing activities was $235.5 million and $60.2 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, the net cash used in investing activities included cash outlays of $245.8 million related to capital expenditures, which included cash outflows of $218.4 million related to the Company's acquisitions of five commercial real estate assets. Cash used in investing activities during the six months ended June 30, 2019 also included $3.3 million related to capital contributions with respect to its investments in unconsolidated affiliates. Cash flows from investing activities during the six months ended June 30, 2019 included $10.6 million related to distributions from joint ventures and other investments and $3.0 million primarily related to the sale of 50% of the Company's interests in a joint venture.

Net cash flows used in investing activities for capital expenditures were as follows:

	Three Months Ended June 30,
(in millions, unaudited)	2019	2018	Change
Commercial real estate property acquisitions/improvements	$183.8	$7.6	23X
Tenant improvements	0.5	1.6	(68.8)%
Quarrying and paving	2.0	2.8	(28.6)%
Agribusiness and other	0.5	0.6	(16.7)%
Total capital expenditures¹	$186.8	$12.6	14X

	Six Months Ended June 30,
(in millions, unaudited)	2019	2018	Change
Commercial real estate property acquisitions/improvements	$240.0	$210.0	14.3%
Tenant improvements	1.4	4.8	(70.8)%
Quarrying and paving	3.5	4.1	(14.6)%
Agribusiness and other	0.9	1.1	(18.2)%
Total capital expenditures¹	$245.8	$220.0	11.7%

[1]
Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.

Net cash flows used in financing activities was $74.8 million for the six months ended June 30, 2019, as compared to net cash used in financing activities for the six months ended June 30, 2018 of $60.1 million. The change in cash flows used in financing activities in 2019 as compared to 2018 was due primarily to the higher net payments on debt (i.e., debt payments net of additional borrowings) as compared to net borrowings in the prior period and also lower cash dividend payments as compared to the prior period.
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
Other Sources of Liquidity: Additional sources of liquidity for the Company include trade receivables, contracts retention, and inventories, totaling $97.5 million at June 30, 2019, a decrease of $14.0 million from December 31, 2018.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. At June 30, 2019, the Company had $98.6 million of revolving credit borrowings outstanding, $11.3 million in letters of credit had been issued against the facility, and $340.1 million remained unused.
Tax-Deferred Real Estate Exchanges:
Sales: During the second quarter ended June 30, 2019, there were no cash proceeds from sales activity that qualified for potential tax-deferral treatment under Internal Revenue Code §1031 or §1033.
Purchases: During the second quarter ended June 30, 2019, the Company utilized $176.6 million of funds from tax-deferred sales or condemnations and $11.0 million expired without being reinvested.
Proceeds from §1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from §1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2019, there were no cash proceeds from tax-deferred sales and approximately $14.5 million from tax-deferred condemnations that had not yet been reinvested.
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2019, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	—	$—	—	—
May 1-31, 2019	—	$—	—	—
June 1-30, 2019	—	$—	—	—
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

ITEM 5. OTHER INFORMATION
None.

EXHIBIT INDEX

10.b.1.(xxxviii)	Letter Agreement, dated March 21, 2019, between Alexander & Baldwin, Inc. and Brett Brown.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2019 and 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements.

95	Mine Safety Disclosure

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

August 2, 2019	By: /s/ Brett A. Brown
Brett A. Brown
Executive Vice President and Chief Financial Officer

August 2, 2019	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President, Chief Accounting Officer and Controller