Form 10-Q
period 2019-09-30
Alexander & Baldwin, Inc.
filed 2019-11-01
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of September 30, 2019: 72,258,124

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions) (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate investments
Real estate property	$1,531.4	$1,293.7
Accumulated depreciation	(124.3)	(107.2)
Real estate property, net	1,407.1	1,186.5
Real estate developments	93.8	155.2
Investments in real estate joint ventures and partnerships	135.4	141.0
Real estate intangible assets, net	78.7	59.8
Real estate investments, net	1,715.0	1,542.5
Cash and cash equivalents	7.2	11.4
Restricted cash	0.2	223.5
Accounts receivable and retention, net	67.8	61.2
Inventories	23.9	26.5
Other property, net	131.4	135.5
Operating lease right-of-use assets	22.7	—
Goodwill	15.4	65.1
Other receivables	28.7	56.8
Prepaid expenses and other assets	109.4	102.7
Total assets	$2,121.7	$2,225.2

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$732.4	$778.1
Accounts payable	15.0	34.2
Operating lease liabilities	23.0	—
Accrued pension and post-retirement benefits	31.4	29.4
Indemnity holdbacks	7.5	16.3
Deferred revenue	68.4	63.2
Accrued and other liabilities	107.7	87.8
Total liabilities	985.4	1,009.0
Commitments and Contingencies
Redeemable Noncontrolling Interest	7.9	7.9
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 72.3 million and 72.0 million shares at September 30, 2019 and December 31, 2018, respectively	1,797.4	1,793.4
Accumulated other comprehensive income (loss)	(55.0)	(51.9)
Distributions in excess of accumulated earnings	(617.6)	(538.9)
Total A&B shareholders' equity	1,124.8	1,202.6
Noncontrolling interest	3.6	5.7
Total equity	1,128.4	1,208.3
Total liabilities and equity	$2,121.7	$2,225.2
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenue:
Commercial Real Estate	$42.7	$35.9	$118.6	$104.9
Land Operations	8.5	24.0	82.4	72.6
Materials & Construction	37.9	59.5	126.6	167.3
Total operating revenue	89.1	119.4	327.6	344.8
Operating Costs and Expenses:
Cost of Commercial Real Estate	23.8	19.2	64.3	57.0
Cost of Land Operations	5.9	17.4	68.5	67.0
Cost of Materials & Construction	42.0	50.5	127.2	143.5
Selling, general and administrative	13.3	14.6	45.1	44.7
Goodwill impairment	49.7	—	49.7	—
Total operating costs and expenses	134.7	101.7	354.8	312.2
Gain (loss) on the sale of commercial real estate properties	—	—	—	49.8
Operating Income (Loss)	(45.6)	17.7	(27.2)	82.4
Income (loss) related to joint ventures	2.4	4.5	6.1	6.3
Interest and other income (expense), net (Note 2)	0.6	3.7	2.8	2.1
Interest expense	(8.2)	(9.1)	(25.4)	(26.4)
Income (Loss) from Continuing Operations Before Income Taxes	(50.8)	16.8	(43.7)	64.4
Income tax benefit (expense)	—	(1.0)	1.1	1.8
Income (Loss) from Continuing Operations	(50.8)	15.8	(42.6)	66.2
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.2)	(0.8)	(0.2)
Net Income (Loss)	(50.9)	15.6	(43.4)	66.0
Loss (income) attributable to noncontrolling interest	1.1	(0.8)	1.8	(1.4)
Net Income (Loss) Attributable to A&B Shareholders	$(49.8)	$14.8	$(41.6)	$64.6

Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(0.69)	$0.21	$(0.57)	$0.92
Discontinued operations available to A&B shareholders	—	—	(0.01)	—
Net income (loss) available to A&B shareholders	$(0.69)	$0.21	$(0.58)	$0.92
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(0.69)	$0.20	$(0.57)	$0.89
Discontinued operations available to A&B shareholders	—	—	(0.01)	—
Net income (loss) available to A&B shareholders	$(0.69)	$0.20	$(0.58)	$0.89

Weighted-Average Number of Shares Outstanding:
Basic	72.3	72.0	72.2	70.2
Diluted	72.3	72.4	72.2	72.4

Amounts Available to A&B Shareholders (Note 4):
Continuing operations available to A&B shareholders	$(49.7)	$15.0	$(40.8)	$64.8
Discontinued operations available to A&B shareholders	(0.1)	(0.2)	(0.8)	(0.2)
Net income (loss) available to A&B shareholders	$(49.8)	$14.8	$(41.6)	$64.6
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (Loss)	$(50.9)	$15.6	$(43.4)	$66.0
Other Comprehensive Income (Loss), net of tax:
Unrealized interest rate hedging gain (loss)	(2.0)	0.6	(5.5)	3.0
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	0.2	—	(0.1)	—
Defined benefit pension plans:
Amortization of net loss included in net periodic pension cost	0.9	1.1	2.9	3.3
Amortization of prior service credit included in net periodic pension cost	(0.1)	(0.2)	(0.4)	(0.5)
Curtailment (gain)/loss	—	—	—	(0.4)
Income taxes related to other comprehensive income (loss)	—	(0.4)	—	(1.4)
Other comprehensive income (loss), net of tax	(1.0)	1.1	(3.1)	4.0
Comprehensive Income (Loss)	(51.9)	16.7	(46.5)	70.0
Comprehensive (income) loss attributable to noncontrolling interest	1.1	(0.8)	1.8	(1.4)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$(50.8)	$15.9	$(44.7)	$68.6
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(43.4)	$66.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	36.6	31.6
Deferred income taxes	—	(2.4)
Loss (gain) on asset transactions, net	(2.6)	(62.1)
Goodwill impairment	49.7	—
Share-based compensation expense	4.1	4.0
(Income) loss from affiliates, net of distributions of income	(3.5)	2.0
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	(6.9)	(4.9)
Inventories	2.6	(0.3)
Prepaid expenses, income tax receivable and other assets	25.8	(4.1)
Accrued pension and post-retirement benefits	4.6	2.5
Accounts payable	(10.3)	(8.3)
Accrued and other liabilities	6.6	(7.3)
Real estate development for sale proceeds	48.5	41.0
Expenditures for real estate development for sale	(7.8)	(20.0)
Net cash provided by (used in) operations	104.0	37.7

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(218.4)	(201.6)
Capital expenditures for property, plant and equipment	(31.8)	(40.0)
Proceeds from disposal of property, investments and other assets	3.0	169.3
Payments for purchases of investments in affiliates and other investments	(3.3)	(21.3)
Distributions of capital from investments in affiliates and other investments	12.2	32.8
Net cash provided by (used in) investing activities	(238.3)	(60.8)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	111.8	533.5
Payments of long-term debt and deferred financing costs	(155.3)	(433.6)
Borrowings (payments) on line-of-credit agreement, net	(5.1)	(14.2)
Distribution to noncontrolling interests	(0.3)	(0.2)
Cash dividends paid	(36.2)	(156.6)
Proceeds from issuance (repurchase) of common stock and other, net	(1.0)	(1.3)
Payment of deferred acquisition holdback	(7.1)	—
Net cash provided by (used in) financing activities	(93.2)	(72.4)

Cash, Cash Equivalents and Restricted Cash:
Net increase (decrease) in cash, cash equivalents, and restricted cash	(227.5)	(95.5)
Balance, beginning of period	234.9	103.2
Balance, end of period	$7.4	$7.7

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(25.2)	$(26.1)
Income tax (payments)/refunds, net	$25.8	$1.9

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued expenses	$2.6	$2.0
Fair value of loan assumed in connection with acquisition	$—	$61.0
Issuance of shares for stock dividend	$—	$626.4
Right-of-use ("ROU") assets and corresponding lease liability recorded upon ASC 842 adoption	$31.0	$—
Lease liabilities arising from obtaining ROU assets	$1.7	$—

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period
Cash and cash equivalents	$11.4	$68.9
Restricted cash	223.5	34.3
Cash, cash equivalents and restricted cash	$234.9	$103.2

End of the period
Cash and cash equivalents	$7.2	$7.5
Restricted cash	0.2	0.2
Cash, cash equivalents and restricted cash	$7.4	$7.7
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(In millions) (Unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings)	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2018	49.3	$1,161.7	$(42.3)	$(473.0)	$4.7	$651.1	$8.0
Net income (loss)	—	—	—	64.6	0.8	65.4	0.6
Impact of adoption of ASU 2014-09	—	—	—	(1.4)	—	(1.4)	—
Other comprehensive income (loss), net of tax	—	—	4.0	—	—	4.0	—
Stock dividend ($11.65 per share)	22.6	626.4	—	—	—	626.4	—
Distributions to noncontrolling interest	—	—	—	—	(0.2)	(0.2)	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	0.6	—	0.6	(0.6)
Share-based compensation	—	4.0	—	—	—	4.0	—
Shares issued or repurchased, net	0.1	—	—	(1.3)	—	(1.3)	—
Balance, September 30, 2018	72.0	$1,792.1	$(38.3)	$(410.5)	$5.3	$1,348.6	$8.0

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings)	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2019	72.0	$1,793.4	$(51.9)	$(538.9)	$5.7	$1,208.3	$7.9
Net income (loss)	—	—	—	(41.6)	(1.8)	(43.4)	—
Other comprehensive income (loss), net of tax	—	—	(3.1)	—	—	(3.1)	—
Dividend on common stock ($0.50 per share)	—	—	—	(36.2)	—	(36.2)	—
Distributions to noncontrolling interest	—	—	—	—	(0.3)	(0.3)	—
Share-based compensation	—	4.1	—	—	—	4.1	—
Shares issued or repurchased, net	0.3	(0.1)	—	(0.9)	—	(1.0)	—
Balance, September 30, 2019	72.3	$1,797.4	$(55.0)	$(617.6)	$3.6	$1,128.4	$7.9
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2019 and 2018
(In millions) (Unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings)	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, July 1, 2018	72.0	$1,790.8	$(39.4)	$(426.0)	$5.0	$1,330.4	$8.0
Net income (loss)	—	—	—	14.8	0.3	15.1	0.5
Other comprehensive income (loss), net of tax	—	—	1.1	—	—	1.1	—
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	0.5	—	0.5	(0.5)
Share-based compensation	—	1.3	—	—	—	1.3	—
Shares issued or repurchased, net	—	—	—	0.2	—	0.2	—
Balance, September 30, 2018	72.0	$1,792.1	$(38.3)	$(410.5)	$5.3	$1,348.6	$8.0

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings)	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, July 1, 2019	72.2	$1,795.9	$(54.0)	$(554.0)	$4.7	$1,192.6	$7.9
Net income (loss)	—	—	—	(49.8)	(1.1)	(50.9)	—
Other comprehensive income (loss), net of tax	—	—	(1.0)	—	—	(1.0)	—
Dividend on common stock ($0.19 per share)	—	—	—	(13.8)	—	(13.8)	—
Share-based compensation	—	1.4	—	—	—	1.4	—
Shares issued or repurchased, net	0.1	0.1	—	—	—	0.1	—
Balance, September 30, 2019	72.3	$1,797.4	$(55.0)	$(617.6)	$3.6	$1,128.4	$7.9
See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C").  As of September 30, 2019, the Company's CRE improved real estate consisted of twenty-two retail centers, ten industrial assets and four office properties in Hawai‘i, representing a total of 3.9 million square feet of gross leasable area. The Company also owns a portfolio of ground leases in Hawai‘i that comprised 154 acres as of September 30, 2019.

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
Gain on Sale of Properties: In November 2018, the SEC finalized the Disclosure Update Simplification Project, which eliminated Rule 3-15(a)(1) reporting of Gain or Loss on Sale of Properties by REITs. To conform with Accounting Standards Codification ("ASC") 360 and the SEC rule change, the Company has classified the gain on dispositions of real estate assets in operating income in the Company's condensed consolidated statements of operations. The Company reclassified the prior period to conform to the current year presentation. This change resulted in an increase of $49.8 million in operating income during the nine months ended September 30, 2018.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This ASU is effective for fiscal years beginning after December 15, 2019 and the amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact that adopting this new standard will have on its condensed consolidated financial statements and footnote disclosures.
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
Changes in estimates on construction contracts
Revenue on the Company's long-term construction contracts are recognized using the percentage of completion, cost-to-cost, input method. Due to the nature of the work required to be performed, estimating total revenue and cost at completion of the contract is complex, subject to many variables and requires significant judgment. Such estimates of contract revenue and cost are dependent on a number of factors that may change during a contract performance period, resulting in changes to estimated contract profitability. These factors include, but are not limited to, the completeness and accuracy of the original bid; changes in the timing of scheduled work; change orders; unusual weather conditions; changes in costs of labor and/or materials; changes in productivity expectations; and the expected, or actual, resolution terms for claims. Management evaluates changes in estimates on a contract by contract basis and uses the cumulative catch-up method to account for the changes in the period in which they are determined.
Interest and other income (expense), net
Interest and other income (expense), net for the nine months ended September 30, 2019 was primarily composed of interest income of $2.9 million. Interest and other income (expense), net for the nine months ended September 30, 2018 was primarily composed of a $4.2 million net gain on the sale of the Company's joint venture interest in the Ka Milo real estate development-for-sale project. For the nine months ended September 30, 2019 and 2018, other expense was primarily composed of pension and postretirement benefit expense of $3.4 million and $2.2 million, respectively.
Discontinued operations
In December 2016, the Company completed its final sugar harvest and ceased its sugar operations. Costs related to the cessation of sugar operations are presented as discontinued operations in the condensed consolidated statements of operations. Liabilities related to the cessation of sugar operations are presented within Accrued and other liabilities in the condensed consolidated balance sheets. For the nine months ended September 30, 2019, the Company recorded a loss from discontinued operations of $0.8 million primarily related to an increase in cessation related accruals and a reserve for bad debt against outstanding receivables deemed uncollectible in the first quarter of 2019.

3.	COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies: Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet included standby letters of credit and bonds. As of September 30, 2019, standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.7 million. These letters of credit primarily relate to the Company's real estate activities, and if drawn upon the Company would be obligated to reimburse the issuer.
As of September 30, 2019, bonds related to the Company's construction and real estate activities totaled $440.8 million. Approximately $421.7 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of September 30, 2019, the Company's estimated remaining exposure, assuming defaults on all existing contractual construction obligations, was approximately $79.8 million.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of September 30, 2019, the Company's limited guarantees on indebtedness related to one of its unconsolidated joint ventures totaled $3.1 million.
Other than obligations described above and those described in the Company's 2018 Form 10-K, obligations of the Company's joint ventures do not have recourse to the Company, and the Company's "at-risk" amounts are limited to its investment.
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
In May 2016, while the appeal of the 4/10/15 Lawsuit was pending, the Hawai‘i State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 126 in June 2016. Pursuant to Act 126, the annual authorization of the existing holdover permits was sought and granted by the BLNR in December 2016, November 2017 and November 2018 for calendar years 2017, 2018 and 2019. No extension of Act 126 was approved by the Hawai‘i State Legislature in 2019.
In June 2019, the ICA vacated the lower court’s ruling in the 4/10/15 Lawsuit that the BLNR lacked authority to keep the revocable permits in holdover status beyond one year and remanded the case to the trial court to determine whether the holdover status of the permits was both (a) "temporary" and (b) in the best interest of the State, as required by statute. The plaintiffs have filed a motion with the ICA for reconsideration of its decision, which was denied on July 5, 2019. On September 30, 2019, Plaintiffs filed a request with the Supreme Court of Hawai‘i to review and reverse the ICA’s ruling. On October 11, 2019, the BLNR took up the renewal of all the existing water revocable permits in the state, acting under the ICA's ruling, and approved the continuation of the four East Maui water revocable permits for another one-year period through December 31, 2020.
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club contesting the BLNR's November 2018 approval of the 2019 revocable permits was denied by the BLNR. On January 7, 2019, Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B, and EMI, seeking to invalidate the extension of the revocable permits for, among other things, failure to perform an EA. The count alleging failure to perform an EA was recently ordered to be dismissed based on the ICA ruling in the 4/10/15 Lawsuit. The lawsuit also seeks to enjoin the diversion by EMI of more than 25 million gallons a day pending the imposition by BLNR of conditions that Sierra Club alleges should be imposed on the revocable permits. In connection with A&B’s obligation to continue the existing process to secure long-term water leases from the State, A&B and EMI will defend against the claims made by the Sierra Club.
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

The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B shareholders and net income (loss) available to A&B shareholders (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Income (loss) from Continuing Operations	$(50.8)	$15.8	$(42.6)	$66.2
Less: (Income) loss attributable to noncontrolling interest	1.1	(0.8)	1.8	(1.4)
Income (loss) from continuing operations attributable to A&B shareholders	(49.7)	15.0	(40.8)	64.8
Income (loss) from discontinued operations available to A&B shareholders, net of income taxes	(0.1)	(0.2)	(0.8)	(0.2)
Net income (loss) available to A&B shareholders	$(49.8)	$14.8	$(41.6)	$64.6
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Denominator for basic EPS - weighted average shares outstanding	72.3	72.0	72.2	70.2
Effect of dilutive securities:
Non-participating stock options and restricted stock unit awards	—	0.4	—	0.4
Special Distribution	—	—	—	1.8
Denominator for diluted EPS - weighted average shares outstanding	72.3	72.4	72.2	72.4

There were 0.4 million shares of anti-dilutive securities outstanding during the three and nine months ended September 30, 2019. There were 0.1 million shares of anti-dilutive securities outstanding during the three and nine months ended September 30, 2018.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable, and notes receivable with remaining terms less than 12 months approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's notes receivable with remaining terms greater than 12 months is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes approximates the carrying amount of $15.7 million at September 30, 2019. The fair value and carrying value of these notes was $16.3 million at December 31, 2018.
The carrying amount and fair value of the Company's debt at September 30, 2019 was $732.4 million and $753.8 million, respectively, and $778.1 million and $758.0 million at December 31, 2018, respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 2).
The Company carries its interest rate swaps at fair value. See Note 15 for fair value information regarding the Company's derivative instruments.

6.	INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of September 30, 2019 and December 31, 2018 were as follows (in millions):

	September 30, 2019	December 31, 2018
Asphalt	$9.7	$9.4
Processed rock and sand	7.5	9.5
Work in progress	3.2	4.0
Retail merchandise	2.1	2.0
Parts, materials and supplies inventories	1.4	1.6
Total	$23.9	$26.5

7.	SHARE-BASED PAYMENT AWARDS
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
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2019 (in thousands, except weighted-average exercise price and weighted-average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2019	580.1	$12.91
Exercised	(225.8)	$11.29
Canceled	(2.0)	$13.11
Outstanding, September 30, 2019	352.3	$13.95	1.8 years	$3,756
Vested or expected to vest	352.3	$13.95	1.8 years	$3,756
Exercisable, September 30, 2019	352.3	$13.95	1.8 years	$3,756

The following table summarizes non-vested restricted stock unit activity for the nine months ended September 30, 2019 (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2019	421.3	$25.91
Granted	264.0	$20.05
Vested	(149.5)	$23.72
Canceled	(78.8)	$22.07
Outstanding, September 30, 2019	457.0	$23.90

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

The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2019 Grants	2018 Grants
Volatility of A&B common stock	23.8%	22.7%
Average volatility of peer companies	23.8%	21.6%
Risk-free interest rate	1.8%	2.3%

The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Share-based expense:
Time-based and market-based restricted stock units	$1.4	$1.3	$4.1	$4.0
Total recognized tax benefit	—	(0.1)	—	(0.4)
Share-based expense (net of tax)	$1.4	$1.2	$4.1	$3.6

8.	RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates were $2.8 million and $4.5 million for the three months ended September 30, 2019 and 2018, respectively. Revenues earned from transactions with affiliates were $9.6 million and $10.8 million for the nine months ended September 30, 2019 and 2018, respectively. Receivables from these affiliates were $1.5 million and $2.2 million as of September 30, 2019 and December 31, 2018, respectively. Amounts due to these affiliates were $0.7 million and $0.6 million as of September 30, 2019 and December 31, 2018.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with certain affiliates that are partially owned by a former director of the Company. There was no recorded revenue earned from transactions with affiliates for the three months ended September 30, 2019. For the three months ended September 30, 2018, revenues earned from transactions with affiliates were $1.2 million. Revenues earned from transactions with affiliates were $1.3 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively. There were no receivables from these affiliates as of September 30, 2019 and less than $0.1 million as of December 31, 2018.
Land Operations. During the three months ended September 30, 2019 and 2018, the Company recognized $1.1 million and less than $0.1 million, respectively, related to revenue for services provided to certain unconsolidated investments in affiliates and interest earned on notes receivables from related parties. Service revenues and interest recorded during the nine months ended September 30, 2019 and 2018 were $1.7 million and $0.1 million, respectively. Receivables from these affiliates were less than $0.1 million as of September 30, 2019 and December 31, 2018.
During the year ended December 31, 2017, the Company extended a five-year construction loan secured by a mortgage on real property to one of its joint ventures. Receivables from this affiliate were $13.1 million and $13.5 million as of September 30, 2019 and December 31, 2018, respectively.

9.	EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three and nine months ended September 30, 2019 and 2018 are shown below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$0.7	$0.5	$1.8	$1.6
Interest cost	2.1	2.0	6.3	6.0
Expected return on plan assets	(1.8)	(2.1)	(5.4)	(6.2)
Amortization of net loss	0.9	1.1	2.9	3.3
Amortization of prior service credit	(0.1)	(0.2)	(0.4)	(0.5)
Curtailment (gain)/loss	—	—	—	(0.4)
Net periodic benefit cost	$1.8	$1.3	$5.2	$3.8

10.	REAL ESTATE ASSET ACQUISITIONS
During the nine months ended September 30, 2019, the Company acquired five commercial real estate assets for $218.4 million.
The allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Land	$106.9
Property and improvements	91.3
In-place leases	23.2
Favorable leases	4.3
Total assets acquired	$225.7

Liabilities assumed:
Unfavorable leases	$7.3
Total liabilities assumed	7.3
Net assets acquired	$218.4

As of the acquisition date, the weighted-average amortization periods of the in-place and favorable leases were approximately 8.2 years and 4.7 years, respectively. The weighted-average amortization period of the unfavorable leases was approximately 18.6 years.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2019 were as follows (in millions):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2019	$(55.2)	$3.3	$(51.9)
Other comprehensive income (loss) before reclassifications, net of taxes of $0 for interest rate swap	—	(5.5)	(5.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0 for employee benefit plans	2.5	—	2.5
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0 for interest rate swap	—	(0.1)	(0.1)
Balance, September 30, 2019	$(52.7)	$(2.3)	$(55.0)

The details of the changes in accumulated other comprehensive income (loss), including reclassifications out of accumulated other comprehensive income (loss), by component for the three and nine months ended September 30, 2019 and 2018, respectively, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized interest rate hedging gain (loss)	$(2.0)	$0.6	$(5.5)	$3.0
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	0.2	—	(0.1)	—
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Actuarial loss[1]	0.9	1.1	2.9	3.3
Prior service credit[1]	(0.1)	(0.2)	(0.4)	(0.5)
Curtailment (gain)/loss[1]	—	—	—	(0.4)
Total before income tax	(1.0)	1.5	(3.1)	5.4
Income taxes	—	(0.4)	—	(1.4)
Other comprehensive income (loss), net of tax	$(1.0)	$1.1	$(3.1)	$4.0
1 This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (see Note 9 for additional details).

12.	INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the three and nine months ended September 30, 2019 differed from the effective tax rate for the same periods in 2018, primarily due to the full valuation allowance recorded on the net deferred tax assets at the end of 2018.

13.	NOTES PAYABLE AND TOTAL DEBT
At September 30, 2019 and December 31, 2018, notes payable and total debt consisted of the following (in millions):

			Principal Outstanding
Debt	Interest Rate (%)	Maturity Date	September 30, 2019	December 31, 2018
Secured:
Kailua Town Center	(1)	2021	$10.3	$10.5
Kailua Town Center #2	3.15%	2021	4.7	4.7
Heavy equipment financing	(2)	2023	2.0	—
Laulani Village	3.93%	2024	62.0	62.0
Pearl Highlands	4.15%	2024	84.0	85.3
Manoa Marketplace	(3)	2029	59.8	60.0
Subtotal			$222.8	$222.5
Unsecured:
Term Loan 3	5.19%	2019	0.7	2.3
Term Loan 4	(4)	2019	—	9.4
Series D Note	6.90%	2020	16.2	32.5
Bank syndicated loan	(5)	2023	50.0	50.0
Series A Note	5.53%	2024	28.5	28.5
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	46.0	46.0
Series C Note	5.56%	2026	23.0	24.0
Series F Note	4.35%	2026	22.0	22.0
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	42.5	42.5
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$391.4	$419.7
Revolving Credit Facilities:
GLP Asphalt revolving credit facility	(6)	2020	0.5	0.4
Revolving credit facility	(7)	2022	118.4	136.6
Subtotal			$118.9	$137.0
Total debt (contractual)			$733.1	$779.2
Unamortized debt premium (discount)			(0.1)	(0.2)
Unamortized debt issuance costs			(0.6)	(0.9)
Total debt (carrying value)			$732.4	$778.1

(1) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(2) Loans have a stated rate ranging from 4.08% to 5.00%
(3) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
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
Interest costs are capitalized for certain development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Capitalized interest costs related to development activities were $0.8 million for the nine months ended September 30, 2019. There were $0.4 million of capitalized interest costs for the nine months ended September 30, 2018.

14.    INVESTMENTS IN AFFILIATES
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three and nine months ended September 30, 2019 and 2018 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$44.7	$78.0	$143.1	$202.6
Operating costs and expenses	35.6	64.8	127.6	172.5
Gross Profit (Loss)	$9.1	$13.2	$15.5	$30.1
Income (Loss) from Continuing Operations[1]	$5.5	$9.9	$6.6	$14.3
Net Income (Loss)[1]	$5.4	$9.8	$6.4	$14.0
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
Cash Flow Hedges of Interest Rate Risk
As of September 30, 2019, the Company has one interest rate swap agreement designated as a cash flow hedge whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at
Date	Date	Rate	September 30, 2019	September 30, 2019	December 31, 2018
4/7/2016	8/1/2029	3.14%	$60.0	$(1.7)	$3.9

The liability related to the interest rate swap as of September 30, 2019 is presented within Accrued and other liabilities in the condensed consolidated balance sheet. The asset related to the interest swap at December 31, 2018 was presented within Prepaid expenses and other assets. The changes in fair value of the cash flow hedge are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related-variable rate debt.
Non-designated Hedges
As of September 30, 2019, the Company has one interest rate swap that has not been designated as a cash flow hedge whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	September 30, 2019	September 30, 2019	December 31, 2018	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.3	$(0.6)	$(0.5)	Accrued and other liabilities

The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$(2.0)	$0.6	$(5.5)	$3.0
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$0.2	$—	$(0.1)	$—

The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in Interest and other income in its condensed consolidated statements of operations, and the amounts were immaterial during the three and nine months ended September 30, 2019 and 2018.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.
16.    SEGMENT RESULTS
Operating segment information for the three and nine months ended September 30, 2019 and 2018 is summarized below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenue:
Commercial Real Estate	$42.7	$35.9	$118.6	$104.9
Land Operations	8.5	24.0	82.4	72.6
Materials & Construction	37.9	59.5	126.6	167.3
Total operating revenue	89.1	119.4	327.6	344.8
Operating Profit (Loss):
Commercial Real Estate[1]	18.0	15.9	50.6	45.0
Land Operations[2]	2.8	13.1	15.9	9.3
Materials & Construction	(57.9)	3.4	(66.7)	7.2
Total operating profit (loss)	(37.1)	32.4	(0.2)	61.5
Gain (loss) on the sale of commercial real estate properties	—	—	—	49.8
Interest expense	(8.2)	(9.1)	(25.4)	(26.4)
General corporate expenses	(5.5)	(6.5)	(18.1)	(20.5)
Income (Loss) from Continuing Operations Before Income Taxes	$(50.8)	$16.8	$(43.7)	$64.4

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
Segment balance sheet information as of September 30, 2019 and December 31, 2018 is summarized below (in millions):

	September 30, 2019	December 31, 2018
Identifiable Assets:
Commercial Real Estate	$1,539.2	$1,530.4
Land Operations	300.9	350.0
Materials & Construction	259.0	297.1
Other	22.6	47.7
Total assets	$2,121.7	$2,225.2

17.    REVENUE AND CONTRACT BALANCES
The Company disaggregates revenue from contracts with customers by revenue type as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Commercial Real Estate	$42.7	$35.9	$118.6	$104.9
Land Operations:
Development sales revenue	0.8	9.0	31.2	42.8
Unimproved/other property sales revenue	1.5	9.1	32.4	11.5
Other operating revenue	6.2	5.9	18.8	18.3
Land Operations	8.5	24.0	82.4	72.6
Materials & Construction	37.9	59.5	126.6	167.3
Total revenues	$89.1	$119.4	$327.6	$344.8

The total amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations was $86.6 million as of September 30, 2019. The Company expects to recognize as revenue approximately 30% - 35% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations in 2019, with the remaining recognized thereafter.
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
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(in millions)	September 30, 2019	January 1, 2019
Accounts receivable, net	$58.2	$49.6
Contracts retention	$9.6	$11.6
Costs and estimated earnings in excess of billings on uncompleted contracts	$9.5	$9.2
Billings in excess of costs and estimated earnings on uncompleted contracts	$9.7	$5.9
Variable consideration	$62.0	$62.0
Deferred revenue	$6.4	$1.2

For the nine months ended September 30, 2019, the Company recognized revenue of $4.6 million related to the Company's contract liabilities reported as of January 1, 2019.
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
Lease expense for operating leases that provide for future escalations are accounted for on a straight-line basis. For the three and nine months ended September 30, 2019, lease expense under operating and finance leases was as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019
Operating lease cost	$1.9	$5.2
Finance lease cost:
Amortization of right-of-use assets	0.2	0.4
Interest on lease liabilities	0.1	0.1
Total lease cost	$2.2	$5.7

Supplemental balance sheet information related to operating and finance leases as of September 30, 2019 was as follows:

Weighted-average remaining lease term (years) - operating leases	9.3
Weighted-average remaining lease term (years) - finance leases	2.7
Weighted-average discount rate - operating leases	4.4%
Weighted-average discount rate - finance leases	4.5%

Supplemental cash flow information related to operating and finance leases for the nine months ended September 30, 2019 was as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4.4
Operating cash outflows from financing leases	$0.1
Financing cash flows from finance leases	$0.4

Future lease payments under non-cancelable operating and finance leases as of September 30, 2019 were as follows (in millions):

	September 30, 2019
	Operating Leases	Finance Leases
2019	$1.3	$0.2
2020	5.2	0.8
2021	5.1	0.7
2022	5.0	0.3
2023	3.9	0.1
2024	2.2	—
Thereafter	8.4	—
Total lease payments	$31.1	$2.1
Less: Interest	(8.1)	(0.1)
Total lease liabilities	$23.0	$2.0

Future lease payments under non-cancelable operating leases as of December 31, 2018 were as follows (in millions):

December 31, 2018
2019	$5.5
2020	5.4
2021	5.3
2022	5.3
2023	4.5
Thereafter	13.9
$39.9

The Company as Lessor: The Company leases land and buildings to third parties under operating leases. The historical cost of, and accumulated depreciation on, leased property as of September 30, 2019 and December 31, 2018 were as follows (in millions):

	September 30, 2019	December 31, 2018
Leased property - real estate	$1,501.2	$1,263.0
Less: Accumulated depreciation	(115.2)	(104.4)
Property under operating leases, net	$1,386.0	$1,158.6

Total rental income under these operating leases were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019
Lease payments	$54.0	$80.4
Variable lease payments	2.5	3.6
Total	$56.5	$84.0

Future lease payments to be received on non-cancelable operating leases as of September 30, 2019 were as follows (in millions):

September 30, 2019
2019	$32.3
2020	115.0
2021	102.1
2022	90.0
2023	79.9
2024	68.0
Thereafter	485.6
Total lease receivables	$972.9

Future lease payments to be received on non-cancelable operating leases as of December 31, 2018 were as follows (in millions):

December 31, 2018
2019	$97.6
2020	96.2
2021	78.2
2022	69.3
2023	59.9
Thereafter	407.8
$809.0

The Company's leases have remaining lease terms of 1 year to 45 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
19.    GOODWILL IMPAIRMENT
The Company's goodwill balance as of December 31, 2018 and September 30, 2019 was $65.1 million and $15.4 million, respectively, and is attributable to the M&C and CRE segments. The goodwill related to the M&C segment was assigned to three reporting units: GPC (primarily consisting of the Grace Pacific’s quarry, paving, and liquid asphalt operations), GPRS (primarily consisting of Grace Pacific’s roadway and maintenance solutions operations) and GPRM (primarily consisting of Grace Pacific’s prestressed and precast concrete operations).
During the quarter ended September 30, 2019, the Company was required to perform an interim impairment test for the goodwill in each of its three M&C reporting units due to the continued decline in M&C sales and margins in 2019, which resulted from continued, adverse market conditions.
The Company's goodwill and impairment test estimated the fair value of the M&C reporting units using various methodologies, including a market approach that involves the application of market-derived multiples and an income approach that was based on a discounted cash flow analysis. The Company classified these fair value measurements as Level 3. Under the market multiple methodology, the estimate of fair value is based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or revenues. The discounted cash flow approach relies on a number of assumptions, including future macroeconomic conditions, market factors specific to the reporting unit, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, and a discount rate that considers the risks related to the amount and timing of the cash flows, among others. The weighted average discount rate used in the discounted cash flow approach of the valuation was 12.7%.
Changes in the carrying amount of goodwill allocated to the Company's reportable segments for the nine months ended September 30, 2019 consisted of the following (in millions):

	Materials & Construction	Commercial Real Estate	Total
Balance, January 1, 2019	$56.4	$8.7	$65.1
Goodwill Impairment	(49.7)	—	(49.7)
Balance, September 30, 2019	$6.7	$8.7	$15.4

20.    SUBSEQUENT EVENTS
On October 22, 2019, the Company's Board of Directors declared a cash dividend of $0.19 per share of outstanding common stock, payable on December 5, 2019 to shareholders of record as of the close of business on November 12, 2019.

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

•	Consolidated Results of Operations: This section provides an analysis of A&B's consolidated results of operations for the three and nine months ended September 30, 2019.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of A&B's results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of A&B's financial condition and an analysis of A&B’s cash flows for the nine months ended September 30, 2019 and 2018, as well as a discussion of A&B's ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

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
Materials & Construction
Materials & Construction ("M&C"): performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells basalt aggregate; produces and sells asphaltic concrete; provides and sells various construction- and traffic-control-related products and services; and manufactures and sells precast concrete products. Assets include two grade-A (prime) rock quarries, a liquid asphalt storage terminal, hot mix asphalt plants, and quarry and paving equipment. Income is generated principally by materials supply and paving construction.
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
Consolidated - Third quarter of 2019 compared with 2018

	Three Months Ended September 30,
(dollars in millions, except per share amounts, unaudited)	2019	2018	$ Change	Change
Operating revenue	$89.1	$119.4	$(30.3)	(25.4)%
Cost of operations	(71.7)	(87.1)	15.4	17.7%
Selling, general and administrative	(13.3)	(14.6)	1.3	8.9%
Goodwill impairment	(49.7)	—	(49.7)	—%
Operating income (loss)	(45.6)	17.7	(63.3)	NM
Income (loss) related to joint ventures	2.4	4.5	(2.1)	(46.7)%
Interest and other income (expense), net	0.6	3.7	(3.1)	(83.8)%
Interest expense	(8.2)	(9.1)	0.9	9.9%
Income tax benefit (expense)	—	(1.0)	1.0	100.0%
Income (loss) from continuing operations	(50.8)	15.8	(66.6)	NM
Discontinued operations (net of income taxes)	(0.1)	(0.2)	0.1	50.0%
Net income (loss)	(50.9)	15.6	(66.5)	NM
(Income) loss attributable to noncontrolling interest	1.1	(0.8)	1.9	NM
Net income (loss) attributable to A&B	$(49.8)	$14.8	$(64.6)	NM

Basic earnings (loss) per share - continuing operations	$(0.69)	$0.21	(0.90)	NM
Basic earnings (loss) per share - discontinued operations	—	—	—	—%
Net income (loss) available to A&B shareholders	$(0.69)	$0.21	(0.90)	NM

Diluted earnings (loss) per share - continuing operations	$(0.69)	$0.20	(0.89)	NM
Diluted earnings (loss) per share - discontinued operations	—	—	—	—%
Net income (loss) available to A&B shareholders	$(0.69)	$0.20	(0.89)	NM
Operating revenue for the third quarter ended September 30, 2019 decreased 25.4%, or $30.3 million, to $89.1 million, primarily due to lower revenue from each of the Land Operations and Materials & Construction segment partially offset by higher revenue from the Commercial Real Estate segment. The reasons for business and segment-specific fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for the third quarter ended September 30, 2019 decreased 17.7%, or $15.4 million, to $71.7 million, primarily due to decreases in costs incurred by each of the Materials & Construction and Land Operations segments partially offset by an increase in costs incurred by the Commercial Real Estate segment. The reasons for the cost of operations changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.
Selling, general and administrative for the third quarter ended September 30, 2019 decreased 8.9%, or $1.3 million, to $13.3 million, primarily due to lower costs incurred in the Materials & Construction segment and at Corporate, partially offset by higher costs of the Commercial Real Estate segment. Corporate expenses decreased primarily due to lower management consulting expenses in the current quarter as compared to those incurred in the third quarter of 2018. The reasons for business and segment-specific fluctuations in selling, general and administrative expenses are further described below in the Analysis of Operating Revenue and Profit by Segment.

Goodwill impairment for the third quarter ended September 30, 2019 was $49.7 million due to asset impairments incurred in the Materials & Construction segment. There were no asset impairments incurred during the third quarter ended September 30, 2018. The reasons for business and segment specific asset impairments are further described in the Analysis of Operating Revenue and Profit by Segment.
Income (loss) related to joint ventures for the third quarter ended September 30, 2019 decreased $2.1 million, to $2.4 million, due primarily to lower income related to real estate development joint ventures, as compared to the third quarter ended September 30, 2018. Additional discussion of business and segment-specific fluctuations related to income (loss) related to joint ventures is further described in the Analysis of Operating Revenue and Profit by Segment.
Interest and other income (expense), net was a net income of $0.6 million in the third quarter ended September 30, 2019 compared to a net income of $3.7 million in the third quarter ended September 30, 2018. Other income for the third quarter ended September 30, 2018 included a gain of $4.2 million related to the sale of the Company's joint venture interest in the Ka Milo real estate development-for-sale.
Interest expense for the third quarter ended September 30, 2019 decreased $0.9 million, to $8.2 million, due to lower average debt levels during the period.
Discontinued operations (net of income taxes) was a net expense of $0.1 million in the third quarter ended September 30, 2019 compared to a net expense of $0.2 million in the third quarter ended September 30, 2018.
(Income) Loss attributable to noncontrolling interest during the third quarter ended September 30, 2019 was a loss of $1.1 million compared to income of $0.8 million during the third quarter ended September 30, 2018. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated within the Materials & Construction segment, and in which Grace Pacific owns a 70 percent and 51 percent share in each. The loss in the third quarter ended September 30, 2019 was primarily driven by asset impairments incurred in the Materials & Construction segment in the reporting units which involve the noncontrolling interest.

Consolidated - First nine months of 2019 compared with 2018

	Nine Months Ended September 30,
(dollars in millions, except per share amounts, unaudited)	2019	2018	$ Change	Change
Operating revenue	$327.6	$344.8	$(17.2)	(5.0)%
Cost of operations	(260.0)	(267.5)	7.5	2.8%
Selling, general and administrative	(45.1)	(44.7)	(0.4)	(0.9)%
Goodwill impairment	(49.7)	—	(49.7)	—%
Gain (loss) on the sale of commercial real estate properties	—	49.8	(49.8)	(100.0)%
Operating income (loss)	(27.2)	82.4	(109.6)	NM
Income (loss) related to joint ventures	6.1	6.3	(0.2)	(3.2)%
Interest and other income (expense), net	2.8	2.1	0.7	33.3%
Interest expense	(25.4)	(26.4)	1.0	3.8%
Income tax benefit (expense)	1.1	1.8	(0.7)	(38.9)%
Income (loss) from continuing operations	(42.6)	66.2	(108.8)	NM
Discontinued operations (net of income taxes)	(0.8)	(0.2)	(0.6)	3X
Net income (loss)	(43.4)	66.0	(109.4)	NM
(Income) loss attributable to noncontrolling interest	1.8	(1.4)	3.2	NM
Net income (loss) attributable to A&B	$(41.6)	$64.6	$(106.2)	NM

Basic earnings (loss) per share - continuing operations	$(0.57)	$0.92	(1.49)	(162.0)%
Basic earnings (loss) per share - discontinued operations	(0.01)	—	(0.01)	—%
Net income (loss) available to A&B shareholders	$(0.58)	$0.92	(1.50)	(163.0)%

Diluted earnings (loss) per share - continuing operations	$(0.57)	$0.89	(1.46)	(164.0)%
Diluted earnings (loss) per share - discontinued operations	(0.01)	—	(0.01)	—%
Net income (loss) available to A&B shareholders	$(0.58)	$0.89	(1.47)	(165.2)%
Operating revenue for the nine months ended September 30, 2019 decreased 5.0%, or $17.2 million, to $327.6 million, primarily due to lower revenue from the Materials & Construction segment partially offset by higher revenue from each of the Commercial Real Estate and Land Operations segments. The reasons for business and segment-specific fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for the nine months ended September 30, 2019 decreased 2.8%, or $7.5 million, to $260.0 million, primarily due to a decrease in costs by the Materials & Construction segment partially offset by an increase in costs incurred by the Commercial Real Estate segment. The reasons for the cost of operations changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.
Selling, general and administrative for the nine months ended September 30, 2019 increased 0.9%, or $0.4 million, to $45.1 million, primarily due to an increase in each of the Commercial Real Estate and Materials & Construction segments. The reasons for business and segment-specific fluctuations in selling, general and administrative expenses are further described below in the Analysis of Operating Revenue and Profit by Segment.
Goodwill impairment for the nine months ended September 30, 2019 was $49.7 million due to asset impairments incurred in the Materials & Construction segment. There were no asset impairments incurred during the nine months ended September 30, 2018. The reasons for business and segment specific asset impairments are further described in the Analysis of Operating Revenue and Profit by Segment.
Gain (loss) on the sale of commercial real estate properties during the nine months ended September 30, 2018 was $49.8 million due to the aggregate gain realized on the sales of six mainland properties (Concorde Commerce Center, Deer Valley Financial Center, 1800 and 1820 Preston Park, Little Cottonwood Center, Royal MacArthur Center, and Sparks Business Center) and three Hawai‘i assets (Stangenwald Building, Judd Building and land underlying a ground lease). There were no sales of commercial real estate assets during the nine months ended September 30, 2019.

Interest and other income (expense), net was a net income of $2.8 million in the nine months ended September 30, 2019 compared to a net income of $2.1 million in the nine months ended September 30, 2018. The change from the prior year was primarily due to higher interest income on the Company's notes receivable, partially offset by an increase in pension expense.
Interest expense for the nine months ended September 30, 2019 decreased $1.0 to $25.4 million, due to lower average debt levels during the period.
Income tax benefit (expense) was a benefit of $1.1 million during the nine months ended September 30, 2019 primarily due to a tax benefit related to interest income on IRS income tax refunds. Income tax benefit (expense) was a benefit of $1.8 million during the nine months ended September 30, 2018, due to a taxable loss incurred in the operations of the Company's taxable REIT subsidiary.
Discontinued operations (net of income taxes) was a net expense of $0.8 million during the nine months ended September 30, 2019 and was not significant during the nine months ended September 30, 2018.
(Income) Loss attributable to noncontrolling interest during the nine months ended September 30, 2019 was a loss of $1.8 million as compared to income of $1.4 million during the nine months ended September 30, 2018. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated within the Materials & Construction segment, and in which Grace Pacific owns a 70 percent and 51 percent share in each. The loss in the nine months ended September 30, 2019 was primarily driven by asset impairments incurred in the Materials & Construction segment in the reporting units which involve the noncontrolling interest.
ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate - Third quarter of 2019 compared with 2018

	Three Months Ended September 30,
(dollars in millions, unaudited)	2019	2018	$ Change	Change
Commercial Real Estate operating revenue	$42.7	$35.9	$6.8	18.9%
Commercial Real Estate operating costs and expenses	(23.8)	(19.2)	(4.6)	(24.0)%
Selling, general and administrative	(2.3)	(1.4)	(0.9)	(64.3)%
Intersegment operating revenue, net[1]	0.7	0.6	0.1	16.7%
Other income/(expense), net	0.7	—	0.7	—%
Commercial Real Estate operating profit (loss)	$18.0	$15.9	$2.1	13.2%
Operating profit (loss) margin	42.2%	44.3%

Cash Net Operating Income ("Cash NOI")[2]
Hawai‘i	$27.2	$22.0
Mainland	—	—
Total	$27.2	$22.0

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$19.3	$18.9
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (end of period)	3.9	3.4
Ground leases (acres at end of period)	154	109
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 33 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue increased 18.9%, or $6.8 million, to $42.7 million for the third quarter ended September 30, 2019, as compared to the third quarter ended September 30, 2018. Operating profit increased 13.2%, or $2.1 million, to $18.0 million for the third quarter ended September 30, 2019, as compared to the third quarter ended September 30, 2018. The variance in operating profit from the prior year is due primarily to the impact of acquired properties/development/redevelopment projects commencing operations and new tenant leases, as well as an increase in same-store rents.

Acquired properties contributing to the increase in operating profit in the third quarter of 2019 compared with 2018 include (i) current year retail portfolio acquisitions of Queens' Marketplace on the island of Hawai‘i in May 2019 and Waipouli Town Center on Kauai in May 2019, (ii) current year acquisitions of ground lease interests in the land under the Home Depot warehouse store in the Iwilei submarket of Honolulu in March 2019 and land in Kapolei Business Park West commonly known as the Honolulu Authority of Rapid Transportation (HART) precast yard in April 2019, and (iii) current/prior year industrial acquisitions of three Class-A warehouse buildings in Kapolei on Oahu in April 2019/December 2018.
Redevelopment/new development projects impacting current year operating profit due to the commencement of operations include Lau Hala Shops in Kailua on Oahu (commenced operations in the fourth quarter of 2018) and Ho‘okele Shopping Center on Maui (commenced operations in the third quarter of 2019).
Growth in same-store rents in the third quarter of 2019 compared with 2018 was primarily driven by Pearl Highlands Center and Kailua Retail on Oahu resulting from higher occupancy and strong comparable leasing spreads, respectively.
The increase in operating profit from these drivers was partially offset by higher general and administrative expense related to growth in the overall segment portfolio driven, in part, by an increase in personnel-related costs in the segment operations to support such growth.
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
Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial portfolio's occupancy and same-store occupancy percentage summarized by property type as of September 30, 2019 and 2018 was as follows:

Occupancy
	As of	As of	Percentage Point Change
	September 30, 2019	September 30, 2018
Retail	94.9%	92.7%	2.2
Industrial	95.4%	90.2%	5.2
Office	92.6%	91.7%	0.9
Total	95.0%	91.9%	3.1

Same-Store Occupancy
	As of	As of	Percentage Point Change
	September 30, 2019	September 30, 2018
Retail	94.3%	92.7%	1.6
Industrial	94.2%	90.2%	4.0
Office	92.6%	91.7%	0.9
Total	94.2%	91.8%	2.4

GLA related to improved properties was 3.9 million square feet at September 30, 2019 and 3.5 million square feet at December 31, 2018. The fluctuation in GLA from December 31, 2018 was due primarily to the following current year asset acquisitions (excluding ground leases, which have no impact on GLA):

Acquisitions
Date	Property	GLA (SF)
5/19	Queens' Marketplace	135,000
5/19	Waipouli Town Center	56,500
4/19	Kapolei Enterprise Center	93,000
	Total improved acquisitions	284,500
Commercial Real Estate - First nine months of 2019 compared with 2018

	Nine Months Ended September 30,
(dollars in millions, unaudited)	2019	2018	$ Change	Change
Commercial Real Estate operating revenue	$118.6	$104.9	$13.7	13.1%
Commercial Real Estate operating costs and expenses	(64.3)	(57.0)	7.3	(12.8)%
Selling, general and administrative	(7.8)	(4.7)	(3.1)	(66.0)%
Intersegment operating revenue, net[1]	1.9	1.9	—	—%
Other income/(expense), net	2.2	(0.1)	2.3	NM
Commercial Real Estate operating profit (loss)	$50.6	$45.0	$5.6	12.4%
Operating profit (loss) margin	42.7%	42.9%

Cash Net Operating Income ("Cash NOI")[2]
Hawai‘i	$76.8	$63.1
Mainland	—	1.5
Total	$76.8	$64.6

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$59.2	$56.2
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the condensed consolidated results of operations.
2 Refer to page 33 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue increased 13.1%, or $13.7 million, to $118.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Operating profit increased 12.4%, or $5.6 million, to $50.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The variance in operating profit from the prior year is due primarily to the impact of acquired properties/development/redevelopment projects commencing operations and new tenant leases, as well as an increase in same-store rents.
Acquired properties contributing to the increase in operating profit in the first nine months of 2019 compared with 2018 include (i) current year retail portfolio acquisitions of Queens' Marketplace on the island of Hawai‘i in May 2019 and Waipouli Town Center on Kauai in May 2019, as well as the continued stabilization of February 2018 acquisitions of three Hawai‘i retail centers (Pu‘unene Shopping Center, Laulani Village Shopping Center, and Hokulei Village Shopping Center), (ii) current year acquisitions of ground lease interests in the land under the Home Depot warehouse store in the Iwilei submarket of Honolulu in March 2019 and land in Kapolei Business Park West commonly known as the Honolulu Authority of Rapid Transportation (HART) precast yard in April 2019, and (iii) current/prior year industrial acquisitions of three Class-A warehouse buildings in Kapolei on Oahu in April 2019/December 2018.
Redevelopment/new development projects impacting the current year operating profit due to the commencement of operations include Lau Hala Shops in Kailua on Oahu (commenced operations in the fourth quarter of 2018) and Ho‘okele Shopping Center on Maui (commenced operations in the third quarter of 2019).

Growth in same-store rents in the first nine months of 2019 compared with 2018 was primarily driven by Pearl Highlands Center and Kailua Retail on Oahu resulting from higher occupancy and strong comparable leasing spreads, respectively.
The increase in operating profit from these drivers was partially offset by higher general and administrative expense related to growth in the overall segment portfolio driven, in part, by an increase in personnel-related costs in the segment operations to support such growth.
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

A reconciliation of Commercial Real Estate operating profit (loss) to Commercial Real Estate Cash NOI for the three and nine months ended September 30, 2019 and 2018 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, unaudited)	2019	2018	2019	2018
Commercial Real Estate Operating Profit (Loss)	$18.0	$15.9	$50.6	$45.0
Plus: Depreciation and amortization	9.8	7.2	26.3	20.5
Less: Straight-line lease adjustments	(1.9)	(2.0)	(4.6)	(2.7)
Less: Favorable/(unfavorable) lease amortization	(0.1)	(0.4)	(1.1)	(1.4)
Less: Termination income	(0.1)	—	(0.1)	(1.1)
Plus: Other (income)/expense, net	(0.7)	—	(2.2)	0.1
Plus: Selling, general, administrative and other expenses	2.3	1.4	7.8	4.7
Less: Impact of adoption of ASU 2016-02[1]	—	(0.2)	—	(0.5)
Commercial Real Estate Cash NOI	$27.3	$21.9	$76.7	$64.6
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

Land Operations - Third quarter of 2019 compared with 2018
The asset class mix of real estate sales in any given year or quarter can be diverse and may include developed residential real estate, developable subdivision lots, undeveloped land, or property sold under threat of condemnation. Further, the timing of property or parcel sales can significantly affect operating results in a given period.
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

	Three Months Ended September 30,
(in millions, unaudited)	2019	2018
Development sales revenue	$0.8	$9.0
Unimproved/other property sales revenue	1.5	9.1
Other operating revenue[1]	6.2	5.9
Total Land Operations operating revenue	8.5	24.0
Land Operations costs and operating expenses	(7.4)	(19.3)
Earnings (loss) from joint ventures	1.9	4.5
Interest and other income (expense), net	(0.2)	3.9
Land Operations operating profit (loss)	$2.8	$13.1
1 Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
Third quarter of 2019: Land Operations revenue was $8.5 million and included the impact of sales of 0.5 acres at Maui Business Park II and a 1-acre unimproved parcel on the island of Kauai. Revenue also included other operating revenues related to the Company's trucking service, renewable energy, and diversified agribusiness operations.

Land Operations operating profit of $2.8 million during the third quarter ended September 30, 2019 was composed of the margins on the Maui Business Park II development lot and Kauai unimproved property, as well as income from the operations of the Company's trucking service and renewable energy businesses. The Land Operations segment results also included $0.2 million of other net expense primarily consisting of other pension expense.
Third quarter of 2018: Land Operations revenue was $24.0 million and included sales of 22 units at the Company's Kamalani project in Kihei, Maui, the sale of 313 acres to the State of Hawai‘i for the expansion of the Kahului airport on Maui, and trucking service, renewable energy, and diversified agribusiness operations.
The Land Operations segment incurred an operating profit of $13.1 million during the third quarter ended September 30, 2018 that primarily resulted from the Kahului airport expansion sale and earnings from the Company's real estate development-related joint ventures and investments. The Land Operations segment results also included $4.2 million of other net income primarily resulting from the sale of the Company's equity investment in a real estate development-related joint venture.
Land Operations - First nine months of 2019 compared with 2018

	Nine Months Ended September 30,
(in millions, unaudited)	2019	2018
Development sales revenue	$31.2	$42.8
Unimproved/other property sales revenue	32.4	11.5
Other operating revenue[1]	18.8	18.3
Total Land Operations operating revenue	82.4	72.6
Land Operations costs and operating expenses	(72.6)	(71.8)
Earnings (loss) from joint ventures	5.3	6.0
Interest and other income (expense), net	0.8	2.5
Land Operations operating profit (loss)	$15.9	$9.3
1Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
First nine months of 2019: Land Operations revenue was $82.4 million and included the impact of the sales of 42 acres of land and related improvements in Wailea, the remaining 44 units in Increment 1 of the Kamalani planned community, two Kahala lots, approximately 800 acres of agricultural land on Maui, two Maui Business Park lots, and a 1-acre parcel on the island of Kauai. Revenue also included other operating revenues related to the Company's trucking service, renewable energy, and diversified agribusiness operations.
Operating profit for the nine months ended September 30, 2019 of $15.9 million was primarily driven by the sales of land and related improvements mentioned above and also included real estate development joint venture earnings of $5.3 million, a gain of $2.6 million related to the sale of 50% interest in EMI, and $2.2 million in pension related expenses.
First nine months of 2018: Land Operations revenue was $72.6 million and included sales of 68 units for the Company's Kamalani project in Kihei, Maui, the sale of one Kahala Avenue parcel, the sale of 313 acres to the State of Hawai‘i for the expansion of the Kahului airport on Maui, and trucking service and power sales revenues. The Land Operations segment incurred an operating profit of $9.3 million during the nine months ended September 30, 2018 that primarily resulted from the Kahului airport expansion sale and earnings from the Company's real estate development-related joint ventures and investments. The Land Operations segment results also included $2.9 million from other net income primarily resulting from the sale of the Company's equity investment in a real estate development-related joint venture offset by other pension expense.

Materials & Construction - Third quarter of 2019 compared with 2018

	Three Months Ended September 30,
(in millions, unaudited)	2019	2018	$ Change	Change
Materials & Construction operating revenue	$37.9	$59.5	$(21.6)	(36.3)%
Operating Profit (Loss)	$(57.9)	$3.4	$(61.3)	NM
Operating margin percentage	(152.8)%	5.7%
Depreciation and amortization	$2.7	$3.0	$(0.3)	(10.0)%
Aggregate tons delivered (tons in thousands)	209.9	191.2	18.7	9.8%
Asphalt tons delivered (tons in thousands)	68.3	152.3	(84.0)	(55.2)%
Backlog[1] at period end	$93.9	$157.4	$(63.5)	(40.3)%
1 Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its Prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. As of September 30, 2019 and 2018, these amounts include $17.0 million and $12.2 million of opportunity backlog consisting of government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory at the time of this disclosure. Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts. Maui Paving's backlog at September 30, 2019 and 2018 was $7.2 million and $4.0 million, respectively.
Materials & Construction revenue was $37.9 million for the third quarter ended September 30, 2019, compared to $59.5 million for the third quarter ended September 30, 2018. Operating loss was $57.9 million for the third quarter ended September 30, 2019, compared to operating profit of $3.4 million for the third quarter ended September 30, 2018. During the quarter ended September 30, 2019, the Company recorded a non-cash impairment of $49.7 million to the carrying value of its goodwill balance due to continued, adverse market conditions. In addition to the goodwill impairment, the segment operating loss was impacted by lower paving volume and margins. Earnings from joint venture investments are not included in segment revenue but are included in operating profit (loss).
Backlog at the end of September 30, 2019 was $93.9 million, compared to $157.4 million as of September 30, 2018 and $128.7 million as of December 31, 2018. The decrease in backlog from the comparable prior year period reflects both a decline in recent government contracts that have been put out to bid, as well as a change in the nature of government contracting that precludes certain contracts from being included in backlog. Certain agencies are now awarding "maintenance contracts" under which a contractor can secure all paving work within a certain geographic area, but jobs are not identified in advance, meeting the requirement for inclusion in backlog.
Materials & Construction - First nine months of 2019 compared with 2018

	Nine Months Ended September 30,
(in millions, unaudited)	2019	2018	$ Change	Change
Materials & Construction operating revenue	$126.6	$167.3	$(40.7)	(24.3)%
Operating Profit (Loss)	$(66.7)	$7.2	$(73.9)	NM
Operating margin percentage	(52.7)%	4.3%
Depreciation and amortization	$8.5	$9.1	$(0.6)	(6.6)%
Aggregate tons delivered (tons in thousands)	620.5	542.0	78.5	14.5%
Asphalt tons delivered (tons in thousands)	238.0	412.6	(174.6)	(42.3)%
Materials & Construction revenue was $126.6 million for the nine months ended September 30, 2019, compared to $167.3 million for the nine months ended September 30, 2018.
Operating loss was $66.7 million for the nine months ended September 30, 2019, compared to operating profit of $7.2 million for the nine months ended September 30, 2018. The decline in the segment results of operations from the nine months of 2018 to the nine months of 2019 was due primarily to a non-cash impairment charge related to goodwill and lower paving volume and margins. Earnings from joint venture investments are not included in segment revenue but are included in operating loss.

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
Cash Flows: Cash flows provided by operations were $104.0 million and $37.7 million for the nine months ended September 30, 2019 and 2018, respectively. The change in cash flows from operating activities is primarily attributable to cash receipts of $24.6 million related to Federal Income Tax receivables as well as an increase in cash generated from the Company's CRE segment and Land Operations segment as compared to the prior year's nine months ended September 30, 2018.
Cash flows used in investing activities was $238.3 million and $60.8 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the net cash used in investing activities included cash outlays of $250.2 million related to capital expenditures, which included cash outflows of $218.4 million related to the Company's acquisitions of five commercial real estate assets. Cash used in investing activities during the nine months ended September 30, 2019 also included $3.3 million related to capital contributions with respect to its investments in unconsolidated affiliates. Cash flows used in investing activities during the nine months ended September 30, 2019 included $12.2 million related to distributions from joint ventures and other investments and $2.7 million of proceeds related to the sale of 50% of the Company's interests in a joint venture.
Net cash flows used in investing activities for capital expenditures were as follows:

	Three Months Ended September 30,
(in millions, unaudited)	2019	2018	Change
Commercial real estate property acquisitions/improvements	$2.7	$16.8	(83.9)%
Tenant improvements	1.2	1.9	(36.8)%
Quarrying and paving	0.1	1.9	(94.7)%
Agribusiness and other	0.4	1.0	(60.0)%
Total capital expenditures¹	$4.4	$21.6	(79.6)%

	Nine Months Ended September 30,
(in millions, unaudited)	2019	2018	Change
Commercial real estate property acquisitions/improvements	$242.7	$226.8	7.0%
Tenant improvements	2.6	6.7	(61.2)%
Quarrying and paving	3.6	6.0	(40.0)%
Agribusiness and other	1.3	2.1	(38.1)%
Total capital expenditures¹	$250.2	$241.6	3.6%

[1]
Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.

Net cash flows used in financing activities was $93.2 million for the nine months ended September 30, 2019, as compared to net cash used in financing activities for the nine months ended September 30, 2018 of $72.4 million. The change in cash flows used in financing activities in 2019 as compared to 2018 was due primarily to higher net payments on debt (i.e., debt payments net of additional borrowings) as compared to net borrowings in the prior period partially offset by lower cash dividend payments as compared to the prior period.
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
Other Sources of Liquidity: Additional sources of liquidity for the Company include trade receivables, contracts retention, and inventories, totaling $91.0 million at September 30, 2019, a decrease of $20.5 million from December 31, 2018.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. At September 30, 2019, the Company had $118.4 million of revolving credit borrowings outstanding, $1.7 million in letters of credit had been issued against the facility, and $329.9 million remained unused.
Tax-Deferred Real Estate Exchanges:
Sales: During the third quarter ended September 30, 2019, there were no cash proceeds from sales activity that qualified for potential tax-deferral treatment under Internal Revenue Code §1031 or §1033.
Purchases: During the third quarter ended September 30, 2019, there were no acquisitions utilizing proceeds from tax-deferred sales or condemnations.
Proceeds from §1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from §1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2019, there were no cash proceeds from tax-deferred sales and approximately $14.5 million from tax-deferred condemnations that had not yet been reinvested.
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2019, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	—	$—	—	—
August 1-31, 2019	90	$22.70	—	—
September 1-30, 2019	2,616	$22.70	—	—
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

ITEM 5. OTHER INFORMATION
On October 30, 2019, the Company hosted a live webcast of its conference call with financial analysts and institutional investors. In response to a question during the call, the Company inadvertently stated that the carrying value of Grace Pacific LLC was approximately $217 million. The actual carrying value of equity on a cash-free, debt-free basis for the Company's Materials & Construction segment was approximately $208 million as of September 30, 2019, of which approximately $183 million related to Grace Pacific LLC and the remainder of which related to the Company's minority interest in a materials business.

ITEM 6. EXHIBITS
EXHIBIT INDEX

10.b.1.(xxvi)	Alexander & Baldwin, Inc. Executive Severance Plan, amended and restated as of July 29, 2019.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101
The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

November 1, 2019	By: /s/ Brett A. Brown
Brett A. Brown
Executive Vice President and Chief Financial Officer

November 1, 2019	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President, Chief Accounting Officer and Controller