Form 10-K
period 2019-12-31
Alexander & Baldwin, Inc.
filed 2020-02-27
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
None
Number of shares of Common Stock outstanding at February 14, 2020:
72,306,508
Aggregate market value of Common Stock held by non-affiliates at June 30, 2019:
$1,668,784,587
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
Portions of Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders (Part III of Form 10-K)

TABLE OF CONTENTS
PART I
PART II

		Page
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	93

Item 9A.	Controls and Procedures	93

A.	Disclosure Controls and Procedures	93

B.	Internal Control over Financial Reporting	93

C.	Management's Annual Report on Internal Control Over Financial Reporting	93
PART III
PART IV

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2019
PART I
ITEM 1. BUSINESS
Business and Strategy
Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become what management believes is one of Hawai‘i's premier real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. After a long period as a holding company of operationally and geographically diverse business interests and assets, the Company established a strategic intent to become a Hawai‘i-focused commercial real estate company, through which the Company would be able to create value for both shareholders and the community using its extensive local market knowledge and real estate expertise. To execute this strategy, the Company has endeavored to expand and strengthen its Hawai‘i commercial real estate platform and simplify its business, primarily through monetizing non-core assets. The Company has made significant progress in executing its strategy, including, most recently, completing the migration of its mainland commercial real estate portfolio to Hawai‘i ("Migration"), completing the sale of approximately 41,000 acres of non-income-producing agricultural lands on Maui and redeploying proceeds from that sale into six commercial real estate assets on a tax-deferred basis.
As of December 31, 2019, the Company's commercial real estate portfolio consists of 22 retail centers, ten industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area ("GLA"), as well as ground leases comprising 153.8 acres in Hawai‘i. In total (inclusive of its commercial real estate portfolio), the Company owns over 29,000 acres of land in Hawai‘i, primarily conservation- and agriculture-zoned, but also urban-zoned land.
The Company operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:

•
Commercial Real Estate ("CRE") functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., raising capital, identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships); and asset management (i.e., maintaining, upgrading and enhancing its portfolio of high-quality improved properties). The segment's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i citizens. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places and experiences for Hawai‘i residents as well as providing venues and opportunities for tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.

•
Land Operations involves the management and optimization of the Company's historical landholdings primarily through the following activities: planning and entitlement of real property to facilitate sales; selling undeveloped land; and other operationally-diverse legacy business activities to employ its landholdings at their highest and best use. Financial results from this segment are principally derived from real estate development sales, land parcel sales, income/loss from real estate joint ventures and other legacy business activities.

•
Materials & Construction ("M&C") operates as Hawai‘i's largest asphalt paving contractor and is one of the state's largest natural materials and infrastructure construction companies. Such activities are primarily conducted through its wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i.

Of the Company's total consolidated assets as of December 31, 2019, 73.5% are within the CRE segment, 13.6% are within Land Operations and 11.7% are within Materials & Construction, with the remainder unallocated and used for corporate purposes. Additional information about the Company's business segments is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements," which are included in Item 8 of Part II of this Form 10-K.
The Company's strategy is principally focused on:

•	Increasing recurring income streams by leveraging several sources of Commercial Real Estate portfolio growth including:

◦	Effective leasing and property management,

◦	Repositioning and redevelopment of existing assets,

◦	Ground-up development of new assets,

◦	Acquisitions of new assets using tax-deferred exchange funds from land/property sales and/or

◦	Acquisitions of new assets using the Company's balance sheet.

•	Executing on its simplification strategy which includes:

◦	Monetizing development-for-sale pipeline and related investments,

◦	Monetizing the Company's other landholdings and

◦	Exploring the potential monetization of non-core operating businesses in both the Land Operations and Materials & Construction segments.

•	Continuing to practice disciplined and prudent financial management and capital allocation to maintain balance sheet strength and financial flexibility.
Key strategic activities and initiatives by segment are discussed below.
Commercial Real Estate Strategy
The Company's commercial real estate strategy focuses on Hawai‘i, where it benefits from its broad experience base, deep relationships and strong reputation in the islands. These attributes, and a geographic focus in Hawai‘i, uniquely position the Company to create value through the acquisition, development, redevelopment and management of commercial real estate in the state. The Company believes the Hawai‘i market is positioned for stability and growth, given the state’s positive economic performance and comparatively favorable macroeconomic indicators (e.g., median household incomes, personal income growth rates, low unemployment rates, etc.) and lack of commercially-entitled lands (i.e., comparatively low square footage of strip retail gross leasable area per capita on Oahu). Based on these factors, the Hawai‘i retail market compares favorably with other top-tier retail markets in the U.S. Similarly, given the severe shortage of industrial land supply in Hawai‘i, industrial market rents and per square foot values exceed those achieved in other U.S. markets, making Hawai‘i a high-performing industrial market, despite its geographic isolation. In addition to strong resident demographics and market fundamentals, the Hawai‘i commercial real estate market is supported by a growing and resilient tourism industry, as well as consistently high levels of government spending due to Hawai‘i's strategic defense location between the continental U.S. and Asia. Therefore, as a result of the Migration in 2018, not only have the Company's assets been concentrated where management is best able to enhance portfolio performance, but the overall asset quality of the Company's portfolio has significantly improved.
To further enhance asset quality and increase the recurring income stream from its commercial portfolio, the Company intends to:

•	Increase income and optimize returns on its commercial portfolio by:

◦	Being the landlord of choice by providing desirable locations, quality properties, landlord services and community amenities,

◦	Leveraging internal property management and leasing to efficiently manage operations and maximize cash returns,

◦
Executing effective marketing and leasing strategies that attract quality tenants in the marketplace and new tenants to Hawai‘i by leveraging its position as the largest owner of grocery/drug anchored shopping centers in Hawai‘i,

◦	Investing in the repositioning and redevelopment of existing assets at an appropriate risk-adjusted return on capital,

◦	Developing new commercial properties at an appropriate risk adjusted return on capital and

◦	Selectively acquiring commercial real estate assets in Hawai‘i markets at returns that exceed the Company’s risk-adjusted cost of capital.

•
Evaluate other commercial property investment opportunities, such as leased fee assets or other commercial real estate types, when the acquisitions are strategically consistent with the value creation objectives of the Company.

Land Operations Strategy
The Company strives to maximize value from its historical landholdings as it seeks to transition to a commercial real estate-focused company. For its landholdings designated for current or future urban development and use, the Company explores development of commercial real estate assets for its own portfolio (in response to market demand while meeting community needs) or seeks monetization of such land and related investments (including current for-sale projects) earlier in their development cycle.
The Company also owns land that is not designated for development (e.g., agricultural lands, conservation/watershed lands). Consistent with its simplification strategy, the Company is pursuing monetization of these assets through transactions eligible for tax-efficient reinvestment. When timely monetization, in line with its simplification strategy, is not feasible, the Company continues to employ these landholdings at their highest and best use through legacy business activities.
Materials & Construction Strategy
Activities in the Materials & Construction segment are primarily conducted through the Company's consolidated subsidiary, Grace Pacific, a diversified and vertically integrated construction materials and hot mix asphalt paving contractor with operations throughout the Hawaiian Islands. Grace Pacific also, through consolidated subsidiaries, offers a variety of related for-sale and for-rent services, including road safety and transportation construction services, and serves as Hawai‘i's only precast/prestressed concrete building materials manufacturer. Grace Pacific also holds a 50% interest in an unconsolidated affiliate, Maui Paving, LLC ("Maui Paving"), which operates primarily on the island of Maui.
Consistent with its simplification strategy to focus on the growth and expansion of its commercial real estate portfolio in Hawai‘i, the Company continues to actively explore options involving the sale of some or all of the Grace Pacific businesses. No timeline has been established for the completion of these options.
Additional activity in the M&C segment includes its share of the results of operations of an unconsolidated investment, Pohaku Pa‘a LLC ("Pohaku"). Pohaku is composed of two wholly-owned subsidiaries, HC&D, LLC (formerly known as Ameron Hawaii, LLC) and Island Ready-Mix Concrete, Inc. Pohaku, through these wholly-owned subsidiaries, operates rock quarries on the islands of Oahu and Maui and sells a wide range of products that include ready-mix concrete, rock and sand aggregates and cultured stone and related products.
Financial Strategy
The Company values a strong balance sheet with levels of debt and repayment schedules that would enable it to protect its ownership of assets through market cycles and to provide capital for opportunities to invest at attractive risk-adjusted returns. Following the increase in debt necessitated by the 2018 REIT special distribution, the Company continues to pursue debt reduction through non-core asset monetization and cash flow from operating activities. A decline in Materials and Construction earnings has impeded this progress, but monetization efforts in 2019 facilitated progress in debt reduction.
To achieve this desired balance sheet posture, the Company intends to:

•	Maintain a disciplined capital allocation strategy with a focus on investments that have attractive risk-adjusted returns relative to the Company’s cost of capital;

•	Continue to improve leverage metrics through earnings growth and debt reduction;

•	Ensure well-laddered debt maturities and minimize near-term maturing debt;

•	Maintain a high proportion of fixed-rate debt and a longer weighted-average maturity; and

•	Maintain a large unencumbered portfolio of assets.
Throughout this annual report on Form 10-K, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.

ITEM 2. PROPERTIES BY BUSINESS SEGMENTS
A.    Commercial Real Estate
The following table presents a summary of GLA square footage ("SF") by improved property type as of December 31, 2019:

Current GLA (SF)
Retail	2,497,500
Industrial	1,216,800
Office	143,600
Total	3,857,900
(1)    Commercial Properties
A&B’s improved commercial real estate portfolio consists of retail, industrial and office properties, comprising approximately 3.9 million square feet of GLA as of December 31, 2019. Most of the commercial properties are located on Oahu and Maui, with smaller holdings on Kauai and Hawai‘i (island). The occupancy for the portfolio (i.e., the percentage of square footage leased and commenced to gross leasable space at the end of the period reported, "Occupancy") was 93.9% and 92.4% at December 31, 2019 and 2018, respectively. For properties in the portfolio, annualized base rent ("ABR") is calculated by multiplying the current month's contractual base rent by twelve.

As of December 31, 2019, the Company's commercial real estate improved property assets were as follows ($ in thousands, except per square foot, "PSF," amounts):

	Property		Island	Year Built/ Renovated	Current GLA (SF)	Occupancy	ABR	ABR PSF
	Retail:
1	Pearl Highlands Center	(1)	Oahu	1992-1994	411,400	99.8%	$11,236	$27.38
2	Kailua Retail	(1)(3)	Oahu	1947-2014	319,100	96.5%	11,251	36.81
3	Laulani Village		Oahu	2012	175,800	99.3%	6,415	37.09
4	Waianae Mall	(1)	Oahu	1975	170,300	87.0%	3,068	20.72
5	Manoa Marketplace	(1)	Oahu	1977	140,900	85.2%	3,922	33.14
6	Queens' MarketPlace		Hawai‘i Island	2007	134,700	90.1%	5,426	53.71
7	Kaneohe Bay Shopping Center (Leasehold)	(1)	Oahu	1971	125,400	100.0%	3,125	24.92
8	Pu‘unene Shopping Center		Maui	2017	120,500	64.6%	3,284	46.35
9	Hokulei Village		Kauai	2015	119,200	98.2%	4,093	35.23
10	Waipio Shopping Center	(1)	Oahu	1986, 2004	113,800	100.0%	3,303	29.02
11	Aikahi Park Shopping Center	(1)	Oahu	1971	98,000	82.1%	1,951	24.49
12	Lanihau Marketplace	(1)	Hawai‘i Island	1987	88,300	94.6%	1,747	20.90
13	The Shops at Kukui‘ula	(1)	Kauai	2009	86,100	93.0%	4,121	54.70
14	Kunia Shopping Center	(1)	Oahu	2004	60,600	95.0%	2,345	40.74
15	Waipouli Town Center		Kauai	1980	56,600	93.9%	948	17.84
16	Lau Hala Shops	(3)	Oahu	2018	46,300	100.0%	2,652	57.32
17	Napili Plaza	(1)	Maui	1991	45,600	87.6%	1,221	30.56
18	Kahului Shopping Center	(1)	Maui	1951	45,300	93.6%	672	15.83
19	Gateway at Mililani Mauka	(1)	Oahu	2008, 2013	34,900	93.2%	1,825	56.19
20	Port Allen Marina Center	(1)	Kauai	2002	23,600	92.0%	591	27.27
21	The Collection		Oahu	2017	12,000	100.0%	559	46.64
22	Ho‘okele Shopping Center	(2)	Maui	2019	69,100	N/A	—	—
	Subtotal – Retail				2,497,500	93.3%	$73,755	$33.12

	Industrial:
23	Komohana Industrial Park	(1)	Oahu	1990	238,300	87.0%	$2,669	$12.87
24	Kaka‘ako Commerce Center	(1)	Oahu	1969	201,100	93.3%	2,544	14.40
25	Waipio Industrial	(1)	Oahu	1988-1989	158,400	98.8%	2,514	16.07
26	Opule Industrial		Oahu	2005-2006, 2018	151,500	100.0%	2,320	15.31
27	P&L Warehouse	(1)	Maui	1970	104,100	100.0%	1,492	14.53
28	Kapolei Enterprise Center		Oahu	2019	93,000	100.0%	1,507	16.19
29	Honokohau Industrial	(1)	Hawai‘i Island	2004-2006, 2008	86,500	100.0%	1,197	13.84
30	Kailua Industrial/Other	(1)	Oahu	1951-1974	69,000	93.4%	1,116	17.85
31	Port Allen	(1)	Kauai	1983, 1993	63,800	100.0%	739	11.58
32	Harbor Industrial	(1)	Maui	1930	51,100	87.2%	538	12.08
	Subtotal – Industrial				1,216,800	95.3%	$16,636	$14.53

	Property		Island	Year Built/ Renovated	Current GLA (SF)	Occupancy	ABR	ABR PSF
	Office:
33	Kahului Office Building	(1)	Maui	1974	59,400	87.4%	$1,496	$30.44
34	Gateway at Mililani Mauka South	(1)	Oahu	1992, 2006	37,100	100.0%	1,641	44.18
35	Kahului Office Center	(1)	Maui	1991	33,400	87.7%	765	26.09
36	Lono Center	(1)	Maui	1973	13,700	88.9%	305	25.10
	Subtotal – Office				143,600	90.9%	$4,207	$32.93
	Total – Hawai‘i Improved Portfolio				3,857,900	93.9%	$94,598	$27.03

(1) Included in the same-store ("Same-Store") pool, which management uses in the calculation of certain non-GAAP metrics at an improved property or ground lease level. Refer to page 38 for a discussion of non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures.

(2) Development completed but not yet stabilized. Upon initial stabilization the property will be included in occupancy. Refer to page 39 for a discussion of management's determination of stabilization.

(3) In prior periods, Lau Hala Shops was combined into Kailua Retail. However, beginning in the year ended December 31, 2019, information for Lau Hala is presented separately and has been excluded from Kailua Retail.

The Company also has a portfolio of commercial ground leases at December 31, 2019, as follows ($ in thousands):

	Property Name (1)	Location (City, Island)	Acres	Property Type	Exp. Year	Current ABR
1	Windward City Shopping Center	Kaneohe, Oahu	15.4	Retail	2035	$2,800
2	Owner/Operator	Kapolei, Oahu	36.4	Industrial	2025	2,271
3	Owner/Operator	Honolulu, Oahu	9.0	Retail	2045	1,886
4	Kaimuki Shopping Center	Honolulu, Oahu	2.8	Retail	2040	1,344
5	S&F Industrial	Pu‘unene, Maui	52.0	Heavy Industrial	2059	1,275
6	Owner/Operator	Kaneohe, Oahu	3.7	Retail	2048	990
7	Windward Town and Country Plaza I	Kailua, Oahu	3.4	Retail	2062	753
8	Windward Town and Country Plaza II	Kailua, Oahu	2.2	Retail	2062	485
9	Owner/Operator	Kailua, Oahu	1.9	Retail	2034	450
10	Owner/Operator	Honolulu, Oahu	0.5	Retail	2028	348
11	Owner/Operator	Honolulu, Oahu	0.5	Parking	2023	319
12	Pali Palms Plaza	Kailua, Oahu	3.3	Office	2037	257
13	Seven-Eleven Kailua Center	Kailua, Oahu	0.9	Retail	2033	243
14	Owner/Operator	Kahului, Maui	0.8	Retail	2026	242
15	Owner/Operator	Kailua, Oahu	1.2	Retail	2022	237
16	Owner/Operator	Kahului, Maui	0.4	Retail	2020	214
17	Owner/Operator	Kahului, Maui	0.8	Industrial	2020	200
18	Owner/Operator	Kahului, Maui	0.5	Retail	2029	173
19	Owner/Operator	Kahului, Maui	0.4	Retail	2027	158
20	Owner/Operator	Kailua, Oahu	0.4	Retail	2022	151
	Remainder	Various	17.3	Various	Various	1,336
	Total - Ground Leases		153.8			$16,132

(1) Excludes intersegment ground leases, primarily from our Materials & Construction segment, which are eliminated in our consolidated results of operations.

(2)    Tenant Concentrations
The Company’s top ten tenants at December 31, 2019 (ranked by ABR) were as follows ($ in thousands):

Tenant[1]	Number of Leases	ABR	% of Total Improved Portfolio ABR	GLA (SF)	% of Total Improved Portfolio GLA
Albertsons Companies (including Safeway)	7	$6,853	7.2%	286,024	7.4%
Sam's Club	1	3,308	3.5%	180,908	4.7%
CVS Corporation (including Longs Drugs)	6	2,752	2.9%	150,411	3.9%
Foodland Supermarket & related companies	10	2,608	2.8%	146,901	3.8%
Ross Dress for Less	2	1,992	2.1%	65,484	1.7%
Coleman World Group	2	1,780	1.9%	115,495	3.0%
Ulta Salon, Cosmetics, & Fragrance, Inc.	3	1,508	1.6%	33,985	0.9%
24 Hour Fitness USA	1	1,375	1.5%	45,870	1.2%
Petco Animal Supplies Stores	3	1,316	1.3%	34,282	0.9%
Whole Foods Market	1	1,210	1.3%	31,647	0.8%
Total	36	$24,702	26.1%	1,091,007	28.3%

[1] Excludes intersegment ground leases, primarily from the Materials & Construction segment, which are eliminated in our consolidated results of operation.
(3)    Lease Expirations
The Company’s schedule of lease expirations for its total improved portfolio is as follows ($ in thousands):

Expiration Year	Number of Leases	Square Footage of Expiring Leases	% of Total Improved Portfolio Leased GLA	ABR Expiring	% of Total Improved Portfolio Expiring ABR
2020	147	469,191	13.2%	$10,434	10.0%
2021	161	600,189	16.9%	15,040	14.4%
2022	169	399,427	11.2%	13,000	12.5%
2023	114	266,212	7.5%	9,046	8.7%
2024	78	436,011	12.3%	12,462	11.9%
2025	30	153,365	4.3%	4,864	4.7%
2026	21	179,077	5.0%	4,663	4.5%
2027	24	155,882	4.4%	4,679	4.5%
2028	37	237,143	6.7%	9,737	9.3%
Thereafter	52	541,899	15.2%	17,452	16.7%
Month-to-month	96	117,934	3.3%	2,935	2.8%
Total	929	3,556,330	100%	$104,312	100%
B.    Land Operations
The Company's Land Operations segment seeks to strategically monetize the Company's legacy, non-commercial real estate landholdings and assets.

(1)    Landholdings
At December 31, 2019, A&B owned 27,925 acres related to its Land Operations segment as follows:

Type	Kauai	Maui	Oahu	Total Acres
Land used in other operations	20	21	—	41
Urban land, not in active development/use
Urban Developable, with full or partial infrastructure	6	110	—	116
Urban Developable, with limited or no infrastructure	29	186	—	215
Urban Other	6	23	—	29
Subtotal - Urban land, not in active development	41	319	—	360
Agriculture-related
Agriculture/Other	6,358	6,264	75	12,697
Urban entitlement process	260	357	—	617
Conservation & preservation	13,309	392	509	14,210
Subtotal - Agriculture-related	19,927	7,013	584	27,524
Total Land Operations Landholdings	19,988	7,353	584	27,925
(2)    Active Development-for-sale Projects
The Company's Land Operations segment has current development-for-sale projects encompassing resort residential and light industrial lots for sale in Hawai‘i. This list has been reduced significantly in recent years thanks to successful monetization efforts and the decision not to initiate new development-for-sale projects. The following is a summary of the Company’s active real estate development-for-sale portfolio as of December 31, 2019:

						(in millions)
Project	Location	Product Type	Est. Economic Interest	Planned Units or Saleable Acres	Units/ Acres Closed	Est. Total Project/ Investment Cost	A&B Gross Investment (Life to Date)
Wholly Owned:
Maui Business Park (Phase II)	Kahului, Maui	Light industrial lots	100%	125 acres	44 acres	$91.0	$59.0
Joint Ventures:
Kukui‘ula	Poipu, Kauai	Resort residential	85% +/- 5%	1,425 units	221 units	$1,071.0	$323.0
Other Kukui‘ula Related Investments	Poipu, Kauai	Resort residential	75% +/- 5%	58 units	39 units	$102.0	$52.0
Maui Business Park: Maui Business Park II (“MBP II”) represents the second phase of the Company's Maui Business Park project in Kahului, Maui. MBP II is zoned for light industrial, retail and office use. At December 31, 2019, approximately 81 acres remain available.
Kukui‘ula and Other Kukui‘ula Related Investments: In April 2002, the Company entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc. ("DMB"), an Arizona-based developer of master-planned communities, for the development of Kukui‘ula on acreage that consisted of historical A&B landholdings. As of December 31, 2019, total capital contributed to the main project was approximately $323.0 million, which included $30.0 million representing the value of land initially contributed by the Company.
Other Kukui‘ula Related Investments includes joint venture investments in two vertical construction, development-for-sale projects at Kukui‘ula, as well as notes receivable from a Kukui‘ula development-for-sale project.

(3)    Renewable Energy
The Company is directly involved in the renewable energy field and has been a clean energy producer for over 114 years. It has renewable hydroelectric and solar power facilities on Kauai, operated by its wholly-owned subsidiary, McBryde Resources, Inc. (“McBryde”), and has invested over $37 million in solar projects on Kauai and Oahu.
McBryde produced 26,572 MWH of hydroelectric power (compared to 25,753 MWH in 2018) and 11,122 MWH of solar power (compared to 11,203 MWH in 2018). To the extent it is not used in A&B-related operations, McBryde sells electricity to Kauai Island Utility Cooperative (“KIUC”). Power sales in 2019 amounted to 30,756 MWH (compared to 31,800 MWH in 2018).
In 2019, an estimated 23% of the energy used by Kauai residents was produced through renewable energy facilities that either (1) the Company operates or invests in or (2) are located on landholdings owned by the Company that are leased by third-party energy operators. Through its own projects, investments and land leases, the Company played an important part in Kauai's recent achievement of its goal of more than 50% renewable energy generation (as announced in January 2019). Moreover, according to KIUC in a news release, in recent months in 2019, KIUC successfully supplied all of the grid's electric needs with 100% renewables for extended periods lasting several hours. The Company intends to continue contributing additionality to help achieve Hawai‘i's renewable energy generation goals.
C.    Materials & Construction
(1)    Quarries and Quarry Facilities
Grace owns 542 acres in Makakilo, Oahu, approximately 200 acres of which are used for its quarrying operations. Approximately 787,000 tons of rock were delivered by Grace in 2019. The operation of the quarry is governed by special and conditional use permits, which allow Grace to extract aggregate through 2032. Grace also owns approximately 264 acres on Molokai, which are licensed to a third-party operator for quarrying operations.
(2)     Equipment
Grace owns approximately 700 pieces of on- and off-highway rolling stock, which consist of heavy-duty trucks, passenger vehicles and various road paving, quarrying and operations equipment. Additionally, Grace owns approximately 200 pieces of non-rolling stock items used in its operations, such as generators, transit tankers, light towers, message boards and nuclear gauges. The Materials & Construction segment has six rock crushing plants and seven asphaltic concrete plants (three on Oahu, one on Maui, one on Kauai, one on Hawai‘i (island), and one on Molokai).
Employees and Labor Relations
As of December 31, 2019, the Company and its subsidiaries had 793 regular full-time employees, as compared to 875 regular full-time employees as of the prior year end. At the end of 2019, the Company's Materials & Construction segment employed 595 regular full-time employees. Approximately 53% of the Company's employees are covered by collective bargaining agreements with unions.
There are 18 bargaining unit employees at Kahului Trucking & Storage, Inc. ("KT&S") that are covered by a collective bargaining agreement with the International Longshore and Warehouse Union ("ILWU") that expires on March 31, 2021. There are two collective bargaining agreements with 18 A&B Fleet Services employees on Hawai‘i (island) and Kauai, represented by the ILWU.  Both the Kauai and Hawai‘i (island) agreements expire on August 31, 2020.
A collective bargaining agreement with the International Union of Operating Engineers AFL-CIO, Local Union 3 (“IUOE”) covers 168 of Grace’s employees, who are primarily classified as heavy-duty equipment operators, paving construction site workers, quarry workers, truck drivers and mechanics. The agreement expires on September 2, 2024.
Collective bargaining agreements with Laborers International Union of North America Local 368 (“Laborers”) cover 205 Grace employees. The traffic and rentals Laborers’ agreement expires on August 31, 2021; the precast/prestress concrete Laborers’ agreement expires on August 31, 2024; and the Laborers' agreement with fence, guardrail and sign installation workers expires on September 30, 2024.
A collective bargaining agreement with the Hawai‘i Regional Council of Carpenters, United Brotherhood of Carpenters and Joiners of America, and its Affiliated Local Unions and General Contractors Labor Association and the Building Industry Labor Association of Hawai‘i (“Carpenters”) cover 11 Grace employees.  The Carpenters agreement expires on August 31, 2024.

Available Information
The Company files reports with the Securities and Exchange Commission (the “SEC”). The reports and other information filed include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and information filed under the Securities Exchange Act of 1934 (the “Exchange Act”).
The SEC maintains a website at www.sec.gov, which contains reports, proxy and information statements, and other information regarding A&B and other issuers that file electronically with the SEC.
The Company makes available, free of charge, on or through its Internet website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The Company’s website address is www.alexanderbaldwin.com.
ITEM 1A. RISK FACTORS
Our business and common stock are subject to a number of risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K and the Company’s filings with the U.S. Securities and Exchange Commission. The risks and uncertainties faced by our Company are not limited to those described below, nor are they listed in order of significance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also materially adversely affect our business, liquidity, financial condition, results of operation and cash flows. This Form 10-K also contains forward-looking statements that involve risks and uncertainties.
If any of the following events occur, our business, liquidity, financial condition, results of operations and cash flows could be materially adversely affected, and the trading price of our common stock could materially decline.
Risks Related to REIT Status
Qualification as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”).
Qualification as a REIT involves the application of highly technical and complex Code provisions to our operations and finances, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are only limited judicial and administrative interpretations of these provisions. Even a technical or inadvertent violation could jeopardize our REIT qualification. In addition, our ability to satisfy the requirements to qualify as a REIT depends, in part, on the actions of third parties, over which we have no control or only limited influence.
If we fail to remain qualified as a REIT, we would be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.
We have determined that we operated in compliance with the REIT requirements commencing with the taxable year ended December 31, 2017. Our qualification and taxation as a REIT depends on our ability to meet, on a continuing basis, various requirements concerning, among other things, the sources of our income, the nature of our assets, the diversity of our share ownership and the amounts we distribute to our shareholders. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Although we intend to operate in a manner consistent with the REIT requirements, we cannot be certain that we will remain so qualified.
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
To maintain our qualification as a REIT, we must continually satisfy various requirements concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. For example, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of some combination of “real estate assets” (as defined in the Code), cash, cash items and U.S. government securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to sell assets or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing our income, amounts available for distribution to our shareholders and amounts available for making payments on our indebtedness.
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
From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions, to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity or adversely impact our ability to raise short- and long- term debt. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures and further growth and expansion initiatives. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
The REIT ownership limitations and transfer restrictions contained in our articles of incorporation may restrict or prevent certain transfers of our common stock, could have unintended antitakeover effects and may not be successful in preserving our qualification for taxation as a REIT.
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
Subject to certain exceptions, our articles of incorporation prohibit any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our stock) by an individual or entity could cause that individual or entity, or another individual or entity, to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock, or of any of our other capital stock in violation of these restrictions, may result in the shares being automatically transferred to a charitable trust or may be void.
We refer to these restrictions collectively as the “ownership limits” and we included them in our articles of incorporation to facilitate our compliance with REIT tax rules. These ownership limitations may prevent you from engaging in certain transfers of our common stock. Even though our articles of incorporation contain the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to enforce the ownership limits. If the restrictions in our articles of incorporation are not effective and, as a result, we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
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
A REIT generally is required to distribute at least 90% of its REIT taxable income to its shareholders (determined without regard to the dividends paid deduction and excluding any net capital gains). Generally, we expect to distribute all, or substantially all, of our REIT taxable income, including net capital gains, so as to not be subject to the income or excise tax on undistributed REIT taxable income. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our shareholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions, that may impose limitations on cash payments and plans for future acquisitions and divestitures. Consequently, our distribution levels may fluctuate.
Certain of our business activities may be subject to corporate level income tax and other taxes, which would reduce our cash flows, and would cause potential deferred and contingent tax liabilities.
Our TRS assets and operations will continue to be subject to U.S. federal income taxes at regular corporate rates. We also may be subject to a variety of other taxes, including payroll taxes and state, local, and foreign income, property, transfer and other taxes on assets and operations. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. We also could incur a 100% excise tax on transactions with a TRS, if they are not conducted on an arm’s length basis, or we also could be subject to tax in situations and on transactions not presently contemplated. Any of these taxes would decrease our earnings and our available cash.
If we dispose of an asset held at the REIT level during our first five years as a REIT and do not execute a qualifying tax-deferred exchange, we also may be subject to a federal and state corporate level tax on the gain recognized from such sale, up to the amount of the built-in gain that existed on January 1, 2017, which is based on the fair market value of such asset in excess of our tax basis in such asset as of January 1, 2017. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.
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
Changes to the Hawai‘i tax code could result in increased state-level taxation of REITs doing business in Hawai‘i or mandated state-level withholding of taxes on REIT dividends.
The Hawai‘i State legislature has repeatedly considered, and could consider in the future, legislation that would eliminate (i.e., repeal) the REIT dividends paid deduction for Hawai‘i State income tax purposes related to income generated in Hawai‘i for a number of years or permanently. Such a repeal could result in double taxation of REIT income in Hawai‘i under the Hawai‘i tax code, reduce returns to shareholders and make our stock less attractive to investors, which could in turn lower the value of our stock. The Hawai‘i State legislature also has considered, and could consider in the future, mandating withholding of Hawai‘i State income tax on dividends paid to out-of-state shareholders. Such shareholders may not be able to receive a credit of these taxes from their home state, thereby resulting in double taxation of such dividends. This could reduce returns to shareholders and make our stock less attractive to investors, which could in turn lower the value or our stock.
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
Risks Related to Our Business
Changes in economic conditions, particularly in Hawai‘i, may adversely affect our Commercial Real Estate, Land Operations, and Materials & Construction segments.
Our business, including our assets and operations, is concentrated in Hawai‘i, which exposes us to more concentrated risks than if our assets and operations were more diversely located. A weakening of economic drivers in Hawai‘i, which include tourism, military and consumer spending, public and private construction starts and spending, personal income growth, and employment, or the weakening of consumer confidence, market demand, or economic conditions on the Mainland and elsewhere, may adversely affect the level of real estate leasing activity in Hawai‘i, the demand for or sale of Hawai‘i real estate, and demand for our materials and construction products. In addition, an increase in interest rates or other factors could reduce the market value of our real estate holdings, as well as increase the cost of buyer financing that may reduce the demand for our real estate assets.
We may face new or increased competition.
There are numerous other developers, buyers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with us for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers of properties. Intense competition could lead to increased supply of space, which could then increase vacancies, the need for increased tenant incentives, decreased rents, sales prices or sales volume, or lack of development opportunities. Additionally, our tenants may face increased competition and/or shifts in market preferences and demand that adversely impact their performance, ability to pay rent or even their business viability.
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
Although we intend to market and sell non-strategic assets, many of the assets are relatively illiquid, and it may not be possible to dispose of such assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results and cash flows.
Our ability to dispose of non-strategic assets on advantageous terms, including pricing, depends on factors beyond our control, including but not limited to, competition from other sellers, insufficient infrastructure capacity or availability (e.g., water, sewer and roads) for real estate assets, the availability of attractive financing for potential buyers and market conditions. As a result, we may be unable to realize our strategy to simplify through dispositions, or may be unable to do so on advantageous terms, which could adversely affect our financial condition, operating results and cash flows.
In addition, many of the non-strategic assets are relatively illiquid. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, we may realize significantly less than the value at which we have previously recorded such assets.
We may face potential difficulties in obtaining operating and development capital.
The successful execution of our strategy requires substantial amounts of operating and development capital. Sources of such capital could include banks, life insurance companies, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint venture partners. If our credit profile deteriorates significantly, our access to the debt capital markets or our ability to renew our committed lines of credit may become restricted, the cost to borrow may increase, or we may not be able to refinance debt at the same levels or on the same terms. Further, we rely on our ability to obtain and draw on a revolving credit facility to support our operations. Volatility in the credit and financial markets or deterioration in our credit profile may prevent us from accessing funds. There is no assurance that any capital will be available on terms acceptable to us, or at all, to satisfy our short or long-term cash needs.
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
Our credit facilities and term debt contain certain restrictive financial covenants. If we breach any of the covenants and such breach is not cured in a timely manner or waived by the lenders, and results in default, our access to credit may be limited or terminated and the lenders could declare any outstanding amounts immediately due and payable. We further may be limited in our ability to make distributions to our shareholders in event of default.
Increasing interest rates would increase our overall interest expense.
Interest expense on our floating-rate debt ($148.7 million as of December 31, 2019) would increase if interest rates rise. Additionally, the interest expense associated with fixed-rate debt could rise in future periods when the debt matures and is refinanced. Furthermore, the value of our commercial real estate portfolio and the market price of our stock could decline if market interest rates increase and investors seek alternative investments with higher distribution rates.
Our significant agreements and leases could be replaced on less favorable terms or may not be replaced.
Our various businesses have significant agreements and leases that expire at various points in the future. These agreements and leases may not be renewed or could be replaced on less favorable terms.
An increase in fuel prices may adversely affect our operating environment and costs.
Fuel prices have a direct impact on the health of the Hawai‘i economy. Increases in the price of fuel may result in higher transportation costs to Hawai‘i and adversely affect visitor counts and the cost of goods shipped to Hawai‘i, thereby affecting the strength of the Hawai‘i economy and its consumers. Increases in fuel costs also can lead to other non-recoverable, direct expense increases to us through, for example, increased costs of energy and petroleum-based raw materials used in the production of aggregate, and the manufacture, transportation, and placement of hot mix asphalt. Increases in energy costs for our leased real estate portfolio are typically recovered from lessees, although our share of energy costs increases as a result of lower occupancies, and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices also may increase the cost of construction, including delivery costs to Hawai‘i, and the cost of materials that are petroleum-based, thus affecting our real estate development projects and margins.
Noncompliance with, or changes to, federal, state or local law or regulations may adversely affect our business.
We are subject to federal, state and local laws and regulations, including government rate, land use, environmental and tax regulations. Noncompliance with, or changes to, the laws and regulations governing our business could impose significant additional costs on us and adversely affect our financial condition and results of operations. For example, the real estate segments are subject to numerous federal, state and local laws and regulations, which, if changed or not complied with, may adversely affect our business. We frequently utilize §1031 of the Code to defer taxes when selling qualifying real estate and reinvesting the proceeds in replacement properties. This often occurs when we sell bulk parcels of land in Hawai‘i or commercial properties in Hawai‘i, all of which typically have a very low tax basis. A repeal of, or adverse amendment to, §1031 of the Code, which has often been considered by Congress, could impose significant additional costs on us. We are subject to Occupational Safety and Health Administration regulations, Environmental Protection Agency regulations, and state and county permits related to our operations. The Materials & Construction segment is additionally subject to Mine Safety and Health Administration regulations.

Changes to, or our violation of or inability to comply with, any of the laws, regulations and permits mentioned above could increase our operating costs or ability to operate the affected line of business.
Work stoppages or other labor disruptions by our unionized employees or those of other companies in related industries, may increase operating costs or adversely affect our ability to conduct business.
Many of our regular full-time employees are covered by collective bargaining agreements with unions. We may be adversely affected by actions taken by our employees or those of other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of our failure, or that of other companies in our industry, to negotiate collective bargaining agreements with such unions successfully. For example, in our Materials & Construction segment, a labor disruption resulting from a unionized workforce stoppage may significantly impede our production and ability to complete projects that are in process. Additionally, in our Land Operations segment, we may be unable to complete a development-for-sale project if building materials or labor are unavailable due to labor disruptions in the relevant trade groups.
The loss of, or damage to, key vendor and customer relationships may impact our ability to conduct business and adversely affect our profitability.
Our business is dependent on our relationships with key vendors, customers and tenants. The loss of, or damage to, any of these key relationships may impact our ability to conduct business and adversely affect our profitability.
Interruption, breaches or failure of our information technology and communications systems could impair our ability to operate, adversely affect our financial condition, and damage our reputation.
We rely extensively on information technology and communication systems to process transactions and to operate and manage our business. Information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and cybersecurity-threatening intrusions. Further, we may experience failures caused by the occurrence of a natural disaster, terrorism, war, the intentional or inadvertent acts and errors by our employees or vendors, or other problems at our facilities. Despite our implementation of security measures, there can be no assurance that our efforts to maintain the security and integrity of our systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any failure, or security breaches, of our systems could result in improper uses of our systems and networks and interruptions in our operations, which in turn could have a material adverse effect on our income, cash flow, results of operations, financial condition, liquidity, and reputation. We may incur significant costs to remedy damages caused by disruptions to our systems. Similarly, our vendors and tenants rely extensively on computer systems to process transactions and manage their businesses and, thus, are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our vendors and tenants resulting from a cybersecurity attack could indirectly impact our business operations.
Weather, natural disasters and the impacts of climate change may adversely affect our business.
As a result of climate change, we may experience extreme weather and changes in precipitation and temperature, including natural disasters. Should the impact of climate change be significant or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.
Our Commercial Real Estate and Land Operations segments are vulnerable to natural disasters, such as hurricanes, earthquakes, tsunamis, floods, fires, tornadoes and unusually heavy or prolonged rain, which could cause personal injury and loss of life. In addition, natural disasters could damage our real estate holdings, which could result in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, and could have an adverse effect on our ability to develop, lease and sell properties. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of, owning or developing our properties.
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

We maintain casualty insurance under policies we believe to be adequate and appropriate. These policies are generally subject to large retentions and deductibles. Some types of losses, such as losses resulting from physical damage to dams, generally are not insured. In some cases, we retain the entire risk of loss because it is not economically prudent to purchase insurance coverage or because of the perceived remoteness of the risk. Other risks are uninsured because insurance coverage may not be commercially available. Finally, we retain all risk of loss that exceeds the limits of our insurance.
Political crises, public health crises and other events beyond our control may adversely impact our operations and profitability.
Political crises (including but not limited to heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism or other acts of violence) and public health crises (including but not limited to pandemics and epidemics from the outbreak of any contagious diseases) may cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawai‘i, thereby adversely affecting Hawai‘i’s economy and us. Further, as our business is concentrated in Hawai‘i, an attack on Hawai‘i as a result of war or terrorism may severely or irreparably harm the Company, including our real estate holdings, our facilities, our information technology systems and our personnel.
Such events beyond our control could adversely affect trade and global and local economies and may lead to actions limiting trade and population movement and the movement of goods through the supply chain, as well as other impacts to business and consumer demand, which may adversely affect the Company’s business, operating results and financial condition. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in a public health crisis. At this point, the extent to which the coronavirus may impact our results is uncertain.
Loss of our key personnel could adversely affect our business.
Our future success will depend, in significant part, upon the continued services of our key personnel, including our senior management and skilled employees. The loss of the services of key personnel could adversely affect our future operating results, because of such employee’s experience, knowledge of our business and relationships. If key employees depart, we may have to incur significant costs to replace them, and our ability to execute our business model could be impaired if we cannot replace them in a timely manner. We do not maintain key person insurance on any of our personnel.
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
We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet and have recorded non-cash impairment charges in the past. Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record additional non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in further impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global or Hawai‘i economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.
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
A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact on our cash flow, financial condition and results of operations.
Many retailers operating brick and mortar stores have made online sales an important part of their business. Although many of the retailers operating at our properties sell groceries and other necessity-based soft goods or provide services, including entertainment and dining options, the shift to online shopping may cause declines in brick and mortar sales generated by certain of our tenants and/or may cause certain of our tenants to reduce the size or number of their retail locations in the future. As a result, our cash flow, financial condition and results of operations could be adversely affected.
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
Our operating expenses include, but are not limited to, property taxes, insurance, utilities, repairs, and the maintenance of the common areas of our commercial real estate. We may experience increases in our operating expenses, some or all of which may be out of our control. Most of our leases require that tenants pay for a share of property taxes, insurance, and common area maintenance costs. However, if any property is not fully occupied, or if recovery income from tenants is not sufficient to cover operating expenses, then we could be required to expend our own funds for operating expenses. In addition, we may be unable to renew leases or negotiate new leases with terms requiring our tenants to pay all the property tax, insurance, and common area maintenance costs that tenants currently pay, which could adversely affect our operating results.
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
As of December 31, 2019, the Company owned twenty-two retail centers. The retail environment and the market for retail space could be adversely affected by weakness in the local and broader economy, the level of consumer spending and consumer confidence, the adverse financial condition of large retail companies, consolidation in the retail sector, excess amount of retail space, and increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses.
Our financial results are significantly influenced by the economic growth and strength of Hawai‘i.
All of our redevelopment and development-for-hold activity, and all of our improved properties and ground leases in our commercial real estate portfolio, are in Hawai‘i. Consequently, the growth and strength of Hawai‘i’s economy has a significant impact on the demand for our real estate development projects. As a result, any adverse change to the growth or health of Hawai‘i’s economy could have an adverse effect on our commercial real estate business.
The value of our development-for-hold projects and commercial properties is affected by a number of factors.
We have significant investments in various commercial real estate properties and development-for-hold projects. Weakness in the real estate sector, especially in Hawai‘i, difficulty in obtaining or renewing project-level financing, and changes in our investment and redevelopment and development-for-hold strategy, among other factors, may affect the fair value of these real estate assets. If the undiscounted cash flows of our commercial properties, or redevelopment or development-for-hold projects, were to decline below the carrying value of those assets, we would be required to recognize an impairment loss if the fair value of those assets were below their carrying value.
We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
Our business strategy involves the acquisition of retail, office, industrial, and other properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria. We evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. We may be unable to acquire properties that we have identified as potential acquisition opportunities due to various factors, including but not limited to, the inability to (i) negotiate terms agreeable to the parties involved, (ii) satisfy conditions to closing, or (iii) finance the acquisition on favorable terms, or at all. In addition, we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently not able to complete. If we are unable to acquire properties on favorable terms, or at all, our financial condition, results of operations, and cash flow could be adversely affected.
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
Significant instability in the financial industry, like that experienced during the financial crisis of 2008-2009, may result in, among other things, declining property values and increasing defaults on loans. This, in turn, could lead to increased regulations, tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Fewer loan products and strict loan qualifications make it more difficult for borrowers to finance the purchase of units in our projects. Additionally, more stringent requirements to obtain financing for buyers of commercial properties make it significantly more difficult for us to sell commercial properties and may negatively impact the sales prices and other terms of such sales. Deterioration in the credit environment may also impact us in other ways, including the credit or solvency of customers, vendors, or joint venture partners, the ability of partners to fund their financial obligations to joint ventures and our access to mortgage financing for our own properties.
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
Real estate development projects are subject to warranty and construction defect claims, in the ordinary course of business, that can be significant.
In our development-for-sale projects, we are subject to warranty and construction defect claims arising in the ordinary course of business. The amounts payable under these claims, both in legal fees and remedying any construction defects, can be significant and could exceed the profits made from the project. As a consequence, we may maintain liability insurance, obtain indemnities and certificates of insurance from contractors generally covering claims related to workmanship and materials, and create warranty and other reserves for projects based on historical experience and qualitative risks associated with the type of project built. Because of the uncertainties inherent in these matters, we cannot provide any assurance that our insurance coverage, contractor arrangements and reserves will be adequate to address some or all of our warranty and construction defect claims in the future. For example, contractual indemnities may be difficult to enforce, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered, and the availability of liability insurance for construction defects, could be limited or costly. Accordingly, we cannot provide any assurance that such coverage will be adequate, available at an acceptable cost, or available at all.
We are involved in joint ventures and subject to risks associated with joint venture relationships.
We are involved in joint venture relationships and may initiate future joint venture projects. A joint venture involves certain risks, such as, among others:

•	we may not have voting control over the joint venture;

•	we may not be able to maintain good relationships with our venture partners;

•	the venture partner, at any time, may have economic or business interests that are inconsistent with our economic or business interests;

•
the venture partner may fail to fund its share of capital for operations and development activities or to fulfill its other commitments, including providing accurate and timely accounting and financial information to us;

•	the joint venture or venture partner could lose key personnel;

•
the venture partner could become insolvent, requiring us to assume all risks and capital requirements related to the joint venture project, and any resulting bankruptcy proceedings could have an adverse impact on the operation of the project or the joint venture; and

•
we may be required to perform on guarantees we have provided, or agree to provide in the future, related to the completion of a joint venture’s construction and development of a project, joint venture indebtedness, or on indemnification of a third party serving as surety for a joint venture’s bonds for such completion.

Our financial results are significantly influenced by the economic growth and strength of Hawai‘i.
Virtually all of our real estate development activity is conducted in Hawai‘i. Consequently, the growth and strength of Hawai‘i’s economy has a significant impact on the demand for our real estate development projects. As a result, any adverse change to the growth or health of Hawai‘i’s economy could have an adverse effect on our real estate business.
The value of our development projects and/or our joint venture investments is affected by a number of factors.
We have significant investments in various development projects and joint venture investments. Weakness in the real estate sector, especially in Hawai‘i, difficulty in obtaining or renewing project-level financing, difficulty in obtaining governmental permits and authorizations, difficulty in securing infrastructure capacity or availability (e.g., water, sewer, and roads), and changes in our investment and development strategy, among other factors, may affect the fair value of these real estate assets owned by us or by our joint ventures. If the fair value of our joint venture development projects were to decline below the carrying value of those assets, and that decline was other-than-temporary, we would be required to recognize an impairment loss. Additionally, if the undiscounted cash flows of our development projects were to decline below the carrying value of those assets, we would be required to recognize an impairment loss if the fair value of those assets were below their carrying value.
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
The market for power sales in Hawai‘i is limited.
The power distribution systems in Hawai‘i are small and island-specific; currently, there is no ability to move power generated on one island to any other island. In addition, Hawai‘i law generally limits the ability of independent power producers, such as us, to sell their output to firms other than the respective utilities on each island, without themselves becoming utilities and subject to the State’s Public Utilities Commission (PUC) regulation. Further, any sales of electricity by us to the utilities on each island are subject to the approval of the PUC. Unlike some areas in the Mainland, Hawai‘i’s independent power producers have no ability to use utility infrastructure to transfer power to other locations.
The lack of water for agricultural irrigation could adversely affect the operations and profitability of the Land Operations segment.
It is crucial to have access to sufficient, reliable and affordable sources of water in order to conduct sustainable agricultural activity on our lands. Existing infrastructure serving these agricultural lands rely on the collection and transmission of surface waters. If the ability to divert surface waters for agricultural use is limited or there is insufficient rainfall on an extended basis, this would have a significant, adverse effect on the utility of the land and our ability to employ the land in active agricultural use. On Maui and Kauai, where our agricultural lands are located, there are regulatory and legal challenges to water diversion from streams.
Water availability also is critical to the successful implementation of farming plans on those lands purchased from us by Mahi Pono Holdings LLC ("Mahi Pono") in conjunction with our sale of certain agricultural landholdings on Maui (the "Agricultural Land Sale"). As described in our public filings associated with that sale, as well as Note 21 to the consolidated financial statements, if Mahi Pono is unable to secure sufficient water to support the agricultural plans for which it purchased the lands, this could trigger certain financial obligations.
Governmental entities have adopted or may adopt regulatory requirements related to our dams, reservoirs, and other water infrastructure that may adversely affect our operations.
We are subject to inspections and regulations that apply to certain of our dams, reservoirs, and other water infrastructure. Certain of these facilities have deficiencies noted by the State of Hawai‘i, which we are working with the regulators to resolve. It is possible that current or future requirements imposed on landowners and dam owners/operators may require that we satisfy additional administrative and regulatory requirements and thereby increase the holding costs to us and/or decrease the operational utility of the subject facilities.
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

•	reduced spending by private sector customers resulting from poor economic conditions in Hawai‘i;

•	an increased number of competitors;

•	less success in competitive bidding for contracts;

•	a decline in transportation and logistical costs, which may result in customers purchasing material from sources located outside of Hawai‘i in a more cost-efficient manner;

•	limitations on access to necessary working capital and investment capital to sustain growth; and

•	inability to hire and retain essential personnel and to acquire equipment to support growth.

Economic downturns or reductions in government funding of infrastructure projects could reduce our revenues and profits from our materials and construction businesses.
The segment’s products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads, airport runways and similar projects. Our materials and construction businesses, including our aggregates business, are highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. We cannot be assured of the existence, amount and timing of appropriations for spending on these and other future projects, including state and federal spending on roads and highways. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects (including federal funding), and other competing priorities for available state, local and federal funds. State spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding. The segment is reliant upon contracts with the City and County of Honolulu, the State of Hawai‘i and the Federal Government for a significant portion of its revenues. If revenues and profits are impacted by economic downturns or reductions in government funding, the segment’s long-lived assets and goodwill may become impaired.
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
Due to the size and nature of the segment’s construction contracts, one or a few customers, such as the Federal Government, the State of Hawai‘i, and the various counties in Hawai‘i, have in the past and may in the future represent a substantial portion of consolidated segment revenues and gross profits in any one year or over a period of several consecutive years. Similarly, segment backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. The loss of business from any such customer, or a default or delay in payment on a significant scale by a customer, could have an adverse effect on our materials and construction businesses or results of operations.
Our materials and construction businesses are likely to require more capital over the longer term.
The property and machinery needed to produce aggregate products and perform asphaltic concrete paving contracts are expensive. Although capital needs over the next five years are expected to be relatively modest, over the longer term, our materials and construction businesses may require increasing annual capital expenditures. The segment’s ability to generate sufficient cash flow to fund these expenditures depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business, and other factors affecting operations, many of which are beyond our control. If the segment is unable to generate sufficient cash to operate its businesses, it may be required, among other things, to further reduce or delay planned capital or operating expenditures.
An inability to obtain bonding could limit the aggregate dollar amount of contracts that our materials and construction businesses are able to pursue.
As is customary in the construction industry, we may be required to provide surety bonds to our customers to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. The inability to obtain adequate bonding would limit the amount that our construction businesses are able to bid on new contracts and could have an adverse effect on the segment’s future revenues and business prospects.
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
Our materials and construction businesses require a continued supply of diesel fuel, electricity and other energy sources for production and transportation. The financial results of these businesses have at times been affected by the high costs of these energy sources. Significant increases in costs, or reduced availability of these energy sources, have and may in the future reduce financial results. Moreover, fluctuations in the supply and costs of these energy sources can make planning business operations more difficult. We do not hedge our fuel price risk, but instead focus on volume-related price reductions, fuel efficiency, alternative fuel sources, consumption and the natural hedge created by the ability to increase aggregates prices.
Similarly, segment operations also require a continued supply of liquid asphalt, which serves as a key raw material in the production of asphaltic concrete. Liquid asphalt is subject to potential supply constraints and significant price fluctuations, which are generally correlated to the price of crude oil, though not as closely as diesel or gasoline, and are beyond the control of our materials and construction businesses. Accordingly, significant increases in the price of crude oil will have an adverse impact on the financial results of the Materials & Construction segment due to higher costs of production of asphaltic concrete. Conversely, significant declines in the price of oil had, and in the future may have, an adverse impact on our material and construction sales of liquid asphalt concrete, due to lower costs of importing asphalt to Hawai‘i, which may result in customers sourcing liquid asphalt from competition located outside of Hawai‘i.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
The information set forth under the "Legal Proceedings and Other Contingencies" section in Note 14 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is listed on the New York Stock Exchange under the ticker symbol ALEX. As of 43875, there were approximately 2,035 shareholders of record. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B stock.
The graph below compares the cumulative total return on the Company's common stock with that of the Standard & Poor's 500 Stock Index ("S&P 500") and two industry peer group indices, FTSE Nareit All Equity REITs and FTSE Nareit Equity Shopping Centers, from December 31, 2014 through December 31, 2019. The stock price performance graph assumes that an investor invested $100 in each of A&B and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of A&B's shares of common stock.
Trading volume averaged 304,596 shares a day in 2019, 353,100 shares a day in 2018, and 213,206 shares a day in 2017. A&B common stock is included in the Russell 2000 Index, Russell 3000 Index, and the S&P SmallCap 600 Index.

Securities authorized for issuance under equity compensation plans at December 31, 2019, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)[1]	(b)[1]	(c)[2]
Equity compensation plans approved by security holders	352,200	$13.95	1,511,986
1 Number of securities reflects the antidilutive adjustments to outstanding stock option awards, including the number of stock options and the weighted average price for such awards.
2 Under the 2012 Incentive Compensation Plan, 1,511,986 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.
There were no unregistered equity securities sold by the Company during 2019.
There were no purchases of equity securities made by the Company during the fourth quarter of fiscal year 2019.

ITEM 6. SELECTED FINANCIAL DATA
The following should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	Year Ended December 31,
(in millions, except per share amounts)	2019[6]	2018[6]	2017	2016	2015
Operating Revenue:
Commercial Real Estate	$160.6	$140.3	$136.9	$134.7	$133.6
Land Operations	114.1	289.5	84.5	61.9	120.2
Materials & Construction	160.5	214.6	204.1	190.9	219.0
Total operating revenue	435.2	644.4	425.5	387.5	472.8
Operating Costs and Expenses:
Cost of Commercial Real Estate	89.0	77.2	75.5	79.0	80.4
Cost of Land Operations	92.5	117.1	60.4	35.0	71.1
Cost of Materials & Construction	159.4	188.1	166.1	154.5	175.7
Selling, general and administrative	58.9	61.2	66.4	52.0	51.6
REIT evaluation/conversion costs[1]	—	—	15.2	9.5	—
Impairment of assets[2]	49.7	79.4	22.4	11.7	—
Total operating costs and expenses	449.5	523.0	406.0	341.7	378.8
Gain (loss) on the sale of commercial real estate properties	—	51.4	9.3	8.1	(1.8)
Operating Income (Loss)	(14.3)	172.8	28.8	53.9	92.2
Other Income and (Expenses):
Income (loss) related to joint ventures	5.3	(4.1)	7.2	19.2	36.8
Impairment of equity method investments[3]	—	(188.6)	—	—	—
Interest and other income (expense), net	3.2	2.3	(0.5)	(11.5)	(5.1)
Interest expense	(33.1)	(35.3)	(25.6)	(26.3)	(26.8)
Income (Loss) from Continuing Operations Before Income Taxes	(38.9)	(52.9)	9.9	35.3	97.1
Income tax benefit (expense)	2.0	(16.3)	218.2	(2.6)	(36.3)
Income (Loss) from Continuing Operations	(36.9)	(69.2)	228.1	32.7	60.8
Income (loss) from discontinued operations, net of income taxes	(1.5)	(0.6)	2.4	(41.1)	(29.7)
Net Income (Loss)	(38.4)	(69.8)	230.5	(8.4)	31.1
Loss (income) attributable to noncontrolling interest	2.0	(2.2)	(2.2)	(1.8)	(1.5)
Net Income (Loss) Attributable to A&B Shareholders	$(36.4)	$(72.0)	$228.3	$(10.2)	$29.6

Capital expenditures[4,5]	$255.1	$296.1	$42.5	$119.6	$44.7
Depreciation and amortization[5]	$50.5	$42.8	$41.4	$119.5	$55.7

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(0.49)	$(1.01)	$4.63	$0.66	$1.15
Discontinued operations available to A&B shareholders	(0.02)	(0.01)	0.05	(0.84)	(0.61)
Net income (loss) available to A&B shareholders	$(0.51)	$(1.02)	$4.68	$(0.18)	$0.54
Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(0.49)	$(1.01)	$4.30	$0.65	$1.14
Discontinued operations available to A&B shareholders	(0.02)	(0.01)	0.04	(0.83)	(0.60)
Net income (loss) available to A&B shareholders	$(0.51)	$(1.02)	$4.34	$(0.18)	$0.54

Cash dividends declared per common share	$0.69	$—	$4.48	$0.25	$0.21

	December 31,
(in millions)	2019[6]	2018[6]	2017	2016	2015
Consolidated balance sheet data:
Total assets	$2,084.3	$2,225.2	$2,231.2	$2,156.3	$2,242.3
Total liabilities	$949.3	$1,009.0	$1,572.1	$932.3	$1,003.6
Notes payable and other debt	$704.6	$778.1	$631.2	$515.1	$588.2
Redeemable noncontrolling interest	$6.3	$7.9	$8.0	$10.8	$11.6
Total equity (includes noncontrolling interest)[7]	$1,128.7	$1,208.3	$651.1	$1,213.2	$1,227.1
1 Costs related to the Company's in-depth evaluation of, and conversion to, a REIT.
2 During the year ended December 31, 2019 and 2018, the Company recorded non-cash impairment charges primarily related to the Materials & Construction segment. During the year ended December 31, 2017, the Company recorded non-cash impairment charges related to three mainland commercial properties classified as held for sale at December 31, 2017. During the year ended December 31, 2016, the Company recorded non-cash impairment charges related to certain non-active, long-term development projects in its Land Operations segment.
3During the year ended December 31, 2018, the Company recorded a non-cash impairment charge related to its investment in Kukui‘ula due to the Company changing its strategy and no longer intending to hold its investment through the duration of the project.
4 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities.
5 2016 and 2015 amounts include capital expenditures related to discontinued operations.
6 2019 and 2018 amounts are presented on a different basis from prior periods due to the adoption of ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition method.
7 2018 amounts are reflective of the early adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors." The information in this Form 10-K should be evaluated in light of these important risk factors. The Company does not undertake any obligation to update any forward-looking statements.
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
INTRODUCTION
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides additional information about the Company's business, recent developments, financial condition, liquidity and capital resources, cash flows, results of operations and how certain accounting principles, policies and estimates affect our financial statements. MD&A is organized as follows:

•
Business Overview: This section provides a general description of the Company's business, as well as recent developments that management believes are important in understanding its results of operations and financial condition or in understanding anticipated future trends.

•
Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact the Company's reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

•	Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations.

•	Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment.

•
Liquidity and Capital Resources: This section provides a discussion of the Company's financial condition and an analysis of its cash flows, as well as a discussion of the Company's ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.

•
Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements: This section provides a discussion of the Company’s contractual obligations and other commitments and contingencies that existed at December 31, 2019.

•
Quantitative and Qualitative Disclosures about Market Risk: This section discusses how the Company monitors and manages exposure to potential gains and losses associated with changes in interest rates.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Amounts in the MD&A are rounded to the nearest tenth of a million. Accordingly, a recalculation of totals and percentages, if based on the reported data, may be slightly different.

BUSINESS OVERVIEW
The Company operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:

•
Commercial Real Estate ("CRE") functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., raising capital, identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships); and asset management (i.e., maintaining, upgrading and enhancing its portfolio of high-quality improved properties). The segment's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i citizens. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places and experiences for Hawai‘i residents as well as providing venues and opportunities for tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.

•
Land Operations involves the management and optimization of the Company's historical landholdings primarily through the following activities: planning and entitlement of real property to facilitate sales; selling undeveloped land; and other operationally-diverse legacy business activities to employ its landholdings at their highest and best use. Financial results from this segment are principally derived from real estate development sales, land parcel sales, income/loss from real estate joint ventures and other legacy business activities.

•
Materials & Construction ("M&C") operates as Hawai‘i's largest asphalt paving contractor and is one of the state's largest natural materials and infrastructure construction companies. Such activities are primarily conducted through the Company's wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i.

As a result of its conversion to a REIT and consequent de-emphasis of non-REIT operating businesses, the Company has established a strategy to simplify its business, which includes ongoing efforts to accelerate the monetization of land and related assets and also includes evaluating strategic options for the eventual monetization of some or all of its Materials & Construction businesses.
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
Management considers an accounting estimate to be critical if: (i)(a) the accounting estimate requires the Company to make assumptions about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods subsequent to the period in which the estimate was made, or (c) different estimates by the Company could have been used, and (ii) changes in those assumptions or estimates would have had a material impact on the financial condition or results of operations of the Company. The critical accounting estimates inherent in the preparation of the Company’s financial statements are described below.
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
During the year ended December 31, 2018, the Company recorded cumulative long-lived asset and finite-lived intangible asset impairment charges of $40.6 million related to its Materials and Construction segment.
In the year ended December 31, 2019, the Company did not recognize any impairments of long-lived assets or finite-lived intangible assets.
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
During the fourth quarter of 2018, the Company determined that its investment in Kukui‘ula was other-than-temporarily impaired due to the Company changing its strategy and no longer intending to hold its investment through the duration of the project. As a result, the Company estimated the fair value of its investment in Kukui‘ula using a discounted cash flow model and recorded a non-cash, other-than-temporary impairment of $186.8 million.
In the year ended December 31, 2019, the Company did not recognize any impairments of investments in affiliates.
Goodwill
The Company reviews goodwill for impairment at the reporting unit level annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The goodwill impairment test estimates the fair value of a reporting unit using various methodologies, including an income approach that is based on a discounted cash flow analysis and a market approach that involves the application of market-derived multiples. Valuations performed in conjunction with the Company's goodwill impairment tests for each reporting unit assumes that each is an unrelated business to be sold separately and independently from the other reporting units.
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

The Company's goodwill is attributable to (1) the three reporting units in the M&C segment - GPC (primarily consisting of the Grace Pacific's quarry, paving, and liquid asphalt operations), GPRS (primarily consisting of Grace Pacific's roadway and maintenance solutions operations) and GPRM (primarily consisting of Grace Pacific's prestressed and precast concrete operations) - recognized in the acquisition of Grace Pacific in 2013 and (2) the CRE reporting unit, which is also the reportable segment.
During the year ended December 31, 2018, based on the results of the valuation performed in conjunction with the Company's annual goodwill impairment test in 2018, the carrying amounts of the GPC and GPRS reporting units exceeded their estimated fair values and goodwill was determined to be impaired. The decline in fair value was due primarily to persisting, competitive market pressures that negatively affected sales and margins. As a result, the Company recorded a non-cash impairment charge of $37.2 million during the fourth quarter of 2018. The weighted-average discount rate used in the valuation was 13.6%. The GPRM reporting unit goodwill was not deemed to be impaired as GPRM's carrying amount exceeded its fair value by approximately 33 percent.
During the quarter ended September 30, 2019, the Company was required to perform an interim impairment test for the goodwill in each of its three M&C reporting units due to the continued decline in M&C sales and margins in 2019, which resulted from continued, adverse market conditions. Based on the results of the valuation performed in conjunction with this test, the carrying amounts of the three M&C reporting units exceeded their estimated fair values and goodwill was determined to be impaired. As a result, the Company recorded a non-cash impairment charge of $49.7 million during the third quarter of 2019. The weighted-average discount rate used in the discounted cash flow approach of the valuation was 12.7%.
Other than those noted above, the Company did not record any additional impairments to the goodwill in its reporting units during the year ended December 31, 2019. Subsequent to such impairments, as of December 31, 2019, the Company did not have any material goodwill at any of its reporting units that were at risk (see Note 22 to the consolidated financial statements).
NEW ACCOUNTING PRONOUNCEMENTS
See Note 2 to the consolidated financial statements for a full description of the impact of recently issued accounting standards, which is incorporated herein by reference, including the expected dates of adoption and estimated effects on the Company's results of operations and financial condition.

CONSOLIDATED RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and related notes thereto.
Net income (loss) attributable to A&B shareholders for the years ended December 31, 2019, 2018 and 2017 were as follows:

				2019 vs 2018		2018 vs 2017
(in millions, except per share amounts)	2019	2018	2017	$	%	$	%
Operating revenue	$435.2	$644.4	$425.5	(209.2)	(32.5)%	218.9	51.4%
Cost of operations	(340.9)	(382.4)	(302.0)	41.5	10.9%	(80.4)	(26.6)%
Selling, general and administrative	(58.9)	(61.2)	(66.4)	2.3	3.8%	5.2	7.8%
REIT evaluation/conversion costs	—	—	(15.2)	—	—%	15.2	100.0%
Impairment of assets	(49.7)	(79.4)	(22.4)	29.7	37.4%	(57.0)	3X
Gain (loss) on the sale of commercial real estate properties	—	51.4	9.3	(51.4)	(100.0)%	42.1	5X
Operating income (loss)	(14.3)	172.8	28.8	(187.1)	NM	144.0	5X
Income (loss) related to joint ventures	5.3	(4.1)	7.2	9.4	NM	(11.3)	NM
Impairment of equity method investment	—	(188.6)	—	188.6	100.0%	(188.6)	—%
Interest and other income (expense), net	3.2	2.3	(0.5)	0.9	39.1%	2.8	NM
Interest expense	(33.1)	(35.3)	(25.6)	2.2	6.2%	(9.7)	(37.9)%
Income tax benefit (expense)	2.0	(16.3)	218.2	18.3	NM	(234.5)	NM
Income (loss) from continuing operations	(36.9)	(69.2)	228.1	32.3	46.7%	(297.3)	NM
Discontinued operations (net of income taxes)	(1.5)	(0.6)	2.4	(0.9)	(150.0)%	(3.0)	NM
Net income (loss)	(38.4)	(69.8)	230.5	31.4	45.0%	(300.3)	NM
(Income) loss attributable to noncontrolling interest	2.0	(2.2)	(2.2)	4.2	NM	—	—%
Net income (loss) attributable to A&B	$(36.4)	$(72.0)	$228.3	35.6	49.4%	(300.3)	NM

Earnings (loss) per share available to A&B shareholders
Basic - Continuing operations	$(0.49)	$(1.01)	$4.63	(0.52)	(51.5)%	5.64	NM
Basic - Discontinued operations	(0.02)	(0.01)	0.05	0.01	100.0%	0.06	NM
	$(0.51)	$(1.02)	$4.68	(0.51)	(50.0)%	5.70	NM

Diluted - Continuing operations	$(0.49)	$(1.01)	$4.30	(0.52)	(51.5)%	5.31	NM
Diluted - Discontinued operations	(0.02)	(0.01)	0.04	0.01	100.0%	0.05	NM
	$(0.51)	$(1.02)	$4.34	(0.51)	(50.0)%	5.36	NM

Weighted-average number of shares outstanding
Basic	72.2	70.6	49.2
Diluted	72.2	70.6	53.0
Operating revenue for 2019 decreased 32.5%, or $209.2 million, to $435.2 million due primarily to the impact of the bulk sale of Maui agricultural land in December 2018 that did not reoccur in 2019 (further described in Note 21 to the consolidated financial statements). Consolidated cost of operations for 2019 decreased 10.9%, or $41.5 million, to $340.9 million, due primarily to decreases in costs incurred by the Materials & Construction and Land Operations segments. The reasons for business and segment-specific year-to-year fluctuations in operating revenue and cost of operations as they pertain to fluctuations in segment operating profit are further described in the Analysis of Operating Revenue and Profit by Segment.
Selling, general and administrative for 2019 decreased 3.8%, or $2.3 million, to $58.9 million due primarily to lower management consulting expenses and lower personnel-related costs incurred in the current year as compared to 2018.
During the third quarter of 2019, the Company recorded an impairment to goodwill in its Materials & Construction segment of $49.7 million due to the continued decline in sales and margins resulting from adverse market conditions. During the fourth quarter of 2018, the Company recorded impairments of $79.4 million related to goodwill and long-lived assets for the quarry & paving operations in its Materials & Construction segment. The reasons for business and segment-specific year-to-year fluctuations are further described in the Analysis of Operating Revenue and Profit by Segment.

Gain (loss) on sale of commercial real estate properties was zero in 2019 and $51.4 million in 2018. Activity in 2018 related to the sales of nine improved properties and a ground lease that occurred in 2018.
Income (loss) related to joint ventures was $5.3 million of income in 2019 compared to a loss of $4.1 million for 2018, primarily due to joint venture activity in the Land Operations segment. The reasons for business and segment-specific year-to-year fluctuations are further described in the Analysis of Operating Revenue and Profit by Segment.
Impairment of equity method investments was zero in 2019 and $188.6 million in 2018. Activity in 2018 was related to impairments recognized in the Land Operations segment. The reasons for business and segment-specific year-to-year fluctuations are further described in the Analysis of Operating Revenue and Profit by Segment.
Income tax (expense) benefit for 2019 was a benefit of $2.0 million compared to an expense of $16.3 million for 2018. Activity in 2018 was primarily driven by the establishment of a valuation allowance related to the Company's deferred tax assets on the balance sheet due to cumulative losses incurred in the Company's non-REIT operating businesses.
ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial Results
Operating profit (loss) for the years ended December 31, 2019, 2018 and 2017 were as follows:

				2019 vs 2018		2018 vs 2017
(in millions, unaudited)	2019	2018	2017	$	%	$	%
Commercial Real Estate operating revenue	$160.6	$140.3	$136.9	20.3	14.5%	3.4	2.5%
Commercial Real Estate operating costs and expenses	(89.0)	(77.2)	(75.5)	(11.8)	(15.3)%	(1.7)	(2.3)%
Selling, general and administrative	(10.1)	(6.9)	(6.8)	(3.2)	(46.4)%	(0.1)	(1.5)%
Intersegment operating revenues[1]	2.7	2.6	2.5	0.1	3.8%	0.1	4.0%
Impairment of assets	—	—	(22.4)	—	—%	22.4	100.0%
Interest and other income (expense), net	2.0	(0.3)	(0.3)	2.3	NM	—	—%
Commercial Real Estate operating profit (loss)	$66.2	$58.5	$34.4	7.7	13.2%	24.1	70.1%
Operating profit (loss) margin	41.2%	41.7%	25.1%

Cash Net Operating Income ("Cash NOI")[2]
Hawai‘i	$104.2	$84.7	$73.8	19.5	23.0%	10.9	14.8%
Mainland	—	1.5	10.8	(1.5)	(100.0)%	(9.3)	(86.1)%
Total Cash NOI	$104.2	$86.2	$84.6	18.0	20.9%	1.6	1.9%

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$78.5	$74.6	$71.5	3.9	5.2%	3.1	4.3%
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (end of period)
Hawai‘i	3.9	3.5	3.0	0.4	11.4%	0.5	16.7%
Mainland	—	—	1.0	—	—%	(1.0)	(100.0)%
Total Improved	3.9	3.5	4.0	0.4	11.4%	(0.5)	(12.5)%
Ground leases (acres at end of period)	153.8	108.7	117.0	45.1	41.5%	(8.3)	(7.1)%
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 38 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue increased 14.5%, or $20.3 million, to $160.6 million for the year ended December 31, 2019, as compared to 2018. Commercial Real Estate operating profit increased 13.2%, or $7.7 million, to $66.2 million for the year ended December 31, 2019, as compared to 2018. The increase in operating revenue and operating profit from the prior year is primarily driven by the impact of acquired properties, redevelopment/new development projects commencing operations and new tenant leases, as well as an increase in Same-Store rents.

•	Acquired Properties - Acquired properties contributing to a net increase in operating profit in the year ended December 31, 2019, as compared to 2018, include:

i.
Current year acquisitions of ground lease interests in the land under the Home Depot warehouse store in the Iwilei submarket of Honolulu in March 2019 and land in Kapolei Business Park West, commonly known as the Honolulu Authority of Rapid Transportation (HART) precast yard, in April 2019. These ground leases contributed $3.1 million of additional gross margin in 2019 as compared to 2018.

ii.
Current/prior year industrial acquisitions of three Class-A warehouse buildings in Kapolei on Oahu in April 2019/December 2018. These industrial properties contributed $2.2 million of additional gross margin in 2019 as compared to 2018.

iii.
Current year retail portfolio acquisitions of Queens' MarketPlace on Hawai‘i (island) in May 2019 and Waipouli Town Center on Kauai in May 2019, as well as the continued stabilization of February 2018 acquisitions of three retail centers in Hawai‘i (Pu‘unene Shopping Center, Laulani Village Shopping Center and Hokulei Village Shopping Center). These retail properties contributed $1.4 million of additional gross margin in 2019 as compared to 2018.

•
Redevelopment/New Development - Redevelopment/new development projects impacting current year operating profit due to the commencement of operations include Lau Hala Shops in Kailua on Oahu (commenced operations in the fourth quarter of 2018) and Ho‘okele Shopping Center on Maui (commenced operations in the third quarter of 2019). These retail properties contributed approximately $1.7 million of additional gross margin in 2019 as compared to 2018.

•
Same-Store Rent - Growth in Same-Store rents in the year ended December 31, 2019, as compared to 2018, was primarily driven by Pearl Highlands Center and Kailua Retail on Oahu resulting from higher occupancy and strong comparable leasing spreads, respectively. These two properties contributed approximately $1.8 million of additional gross margin in 2019 as compared to 2018.

The increase in operating revenue and gross margin from these drivers was partially offset by higher depreciation and amortization related to the acquired properties, as well as higher general and administrative expense related to growth in the overall segment portfolio driven, in part, by an increase in personnel-related costs in the segment operations related to such growth.
Commercial Real Estate Portfolio Acquisitions and Dispositions
During the year ended December 31, 2019, the Company's acquisitions of improved properties were as follows ($ in millions):

Acquisitions
Property	Location	Date	Purchase Price	GLA (SF)
Kapolei Enterprise Center	Oahu, HI	4/19	$26.8	93,000
Waipouli Town Center	Kauai, HI	5/19	17.8	56,600
Queens' MarketPlace	Hawai‘i (island), HI	5/19	90.3	134,700
Total			$134.9	284,300
In addition, the Company made acquisitions of ground lease interests in land during the year ended December 31, 2019 as follows ($ in millions):

Acquisitions
Property	Location	Date	Purchase Price	Acres
Home Depot Iwilei	Oahu, HI	3/19	$42.4	9.0
Kapolei Business Park West	Oahu, HI	4/19	41.1	36.4
Total			$83.5	45.4
There were no dispositions of CRE improved properties or ground lease interests during the year ended December 31, 2019.

Leasing Activity
In the year ended December 31, 2019, the Company signed 91 new leases and 123 renewal leases, covering 565.4 thousand square feet of GLA. The 91 new leases comprise 272.6 thousand square feet with an average annual base rent of $25.21 per square foot. Signed new leases resulted in an 11.4% average base rent increase over comparable expiring leases. The 123 renewal leases comprise 292.8 thousand square feet with an average annual base rent of $28.57 per square foot. Signed renewal leases resulted in a 7.4% average base rent increase over comparable expiring leases.
Leasing activity summarized by property type for the year ended December 31, 2019 was as follows:

	Year Ended December 31, 2019
	Leases	GLA	ABR/SF	Rent Spread
Retail	113	239,887	41.02	8.8%
Industrial	83	285,719	14.95	7.0%
Office	18	39,841	28.32	5.3%
Occupancy
Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial real estate portfolio's occupancy and Same-Store occupancy percentage summarized by property type as of December 31, 2019 and 2018 was as follows:

Occupancy
	As of December 31, 2019	As of December 31, 2018	Percentage Point Change
Retail	93.3%	93.4%	(0.1)
Industrial	95.3%	90.1%	5.2
Office	90.9%	93.8%	(2.9)
Total	93.9%	92.4%	1.5

Same-Store Occupancy
	As of December 31, 2019	As of December 31, 2018	Percentage Point Change
Retail	94.4%	93.3%	1.1
Industrial	94.1%	90.1%	4.0
Office	90.9%	93.8%	(2.9)
Total	94.1%	92.2%	1.9
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
Cash NOI is a non-GAAP measure used internally in evaluating the unlevered performance of the Company's Commercial Real Estate portfolio. The Company believes Cash NOI provides useful information to investors regarding the Company's financial condition and results of operations because it reflects only those cash income and expense items that are incurred at the property level, and when compared across periods, can be used to determine trends in earnings of the Company's properties as this measure is not affected by non-cash revenue and expense recognition items, the impact of depreciation and amortization expenses or other gains or losses that relate to the Company's ownership of properties. The Company believes the exclusion of these items from operating profit (loss) is useful because the resulting measure captures the actual cash-based revenue generated and actual expenses incurred in operating the Company's Commercial Real Estate portfolio as well as trends in occupancy rates, rental rates, and operating costs. Cash NOI should not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
Cash NOI represents total Commercial Real Estate cash-based operating revenues, less direct property-related operating expenses. The calculation of Cash NOI excludes the impact of depreciation and amortization (including amortization of maintenance capital, tenant improvements and leasing commissions); straight-line lease adjustments (including amortization of lease incentives);

amortization of favorable/unfavorable lease assets/liabilities; lease termination income; other income and expense, net; selling, general, administrative and other expenses; and impairment of commercial real estate assets.
The Company reports Cash NOI and Occupancy on a Same-Store basis, which includes the results of properties that were owned and operated for the entirety of the current and prior calendar year. The Same-Store pool excludes properties under development or redevelopment and also excludes properties acquired or sold during either of the comparable reporting periods. While there is management judgment involved in classifications, new developments and redevelopments are moved into the Same-Store pool after one full calendar year of stabilized operation. New developments and redevelopments are generally considered stabilized upon the initial attainment of 90% occupancy. Properties included in held for sale are excluded from Same-Store.
The Company believes that reporting on a Same-Store basis provides investors with additional information regarding the operating performance of comparable assets versus from other factors (such as the effect of developments, redevelopments, acquisitions or dispositions).
The Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies.
A reconciliation of Commercial Real Estate operating profit (loss) to Commercial Real Estate Cash NOI for the years ended December 31, 2019, 2018 and 2017 were as follows (in millions):

(in millions, unaudited)	2019	2018	2017
Commercial Real Estate Operating Profit (Loss)	$66.2	$58.5	$34.4
Plus: Depreciation and amortization	36.7	28.0	26.0
Less: Straight-line lease adjustments	(5.1)	(4.0)	(1.6)
Less: Favorable/(unfavorable) lease amortization	(1.6)	(1.9)	(2.9)
Less: Termination income	(0.1)	(1.1)	(1.7)
Plus: Other (income)/expense, net	(2.0)	0.3	0.3
Plus: Impairment of assets	—	—	22.4
Plus: Selling, general, administrative and other expenses	10.1	6.9	7.9
Less: Legal costs previously capitalized[1]	—	(0.5)	(0.2)
Cash NOI as adjusted	104.2	86.2	84.6
Less Cash NOI from acquisitions, dispositions, and other adjustments	(25.7)	(11.6)	(13.1)
Same-Store Cash NOI as adjusted	78.5	74.6	71.5
1 Represents legal costs related to leasing activity that were previously capitalized when incurred and recognized as amortization expense over the term of the lease contract. Upon the Company's adoption of ASC 842, Leases, on January 1, 2019, such legal costs are directly expensed as operating costs and are included in Cash NOI. For comparability purposes, Cash NOI for the prior periods presented has been adjusted to include legal fees in conformity with Cash NOI for 2019.
Land Operations
The asset class mix of real estate sales in any given period can be diverse and may include developed residential real estate, developable subdivision lots, undeveloped land or property sold under threat of condemnation. Further, the timing of property or parcel sales can significantly affect operating results in a given period.
Additionally, the operating profit reported in each period does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions. For example, the sale of undeveloped land and vacant parcels in Hawai‘i generally provides higher margins than does the sale of developed property, due to the low historical cost basis of the Company's land owned in Hawai‘i.
As a result, direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance. Further, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's balance sheet do not necessarily indicate future profitability trends for this segment.

Land Operations operating profit (loss) for the years ended December 31, 2019, 2018 and 2017 were as follows:

(in millions, unaudited)	2019	2018	2017
Development sales revenue	$57.2	$54.3	$35.0
Unimproved/other property sales revenue	32.4	210.5	25.6
Other operating revenues[1]	24.5	24.7	23.9
Total Land Operations operating revenue	114.1	289.5	84.5
Land operations costs and operating expenses	(97.9)	(124.0)	(73.9)
Impairment of assets	—	(1.6)	—
Impairment of equity method investment	—	(188.6)	—
Earnings (loss) from joint ventures	3.9	(4.7)	3.3
Interest and other income (expense), net	0.7	2.7	0.3
Total Land Operations operating profit (loss)	$20.8	$(26.7)	$14.2
1 Other operating revenues includes revenue related to trucking, renewable energy and diversified agriculture.
2019: Land Operations revenue of $114.1 million for the year ended December 31, 2019 was driven by development sales activity which included three of the remaining Kahala Avenue acres; 44 of the remaining units for the Company's Kamalani project in Kihei, Maui; nine acres at Maui Business Park (Phase II); unimproved/other property sales activity related to the sale of land and related property and rights in Wailea, Maui; and the sale of unimproved property of approximately 800 acres of agricultural land on Maui.
2018: Land Operations revenue of $289.5 million was significantly impacted by the bulk sale of Maui agricultural land in December 2018 (further described in Note 21 to the consolidated financial statements). Land Operations revenue also included sales of 91 units for the Company's Kamalani project in Kihei, Maui, the sale of one Kahala Avenue parcel, the sale of 313 acres to the State of Hawai‘i for the expansion of the Kahului airport on Maui, the sale of 262 acres to the County of Maui for the expansion of the Kula Agricultural Park on Maui, and trucking service and power sales revenues.
Operating loss for the year ended December 31, 2018 was $26.7 million and included the gross profit of $162.2 million related to the Agricultural Land Sale, the sale of a 313 acre land parcel in Kahului, Maui, and a decrease in earnings from the Company's real estate development-related joint ventures and investments. The segment results also included equity method investment impairments of $188.6 million, primarily related to the Company's Kukui‘ula joint venture. During the fourth quarter of 2018, the Company changed its strategy and will no longer hold its investment in Kukui‘ula long-term, although it remains committed to positioning the project for longer term success and transition. As a result of the change in intent, the Company concluded that the carrying value of its investment in Kukui‘ula was not recoverable and recognized a non-cash impairment of $186.8 million during the fourth quarter of 2018. Operating profit also includes interest and other income (expense), net, of $3.2 million, primarily related to a gain on the sale of a real estate development joint venture.

Materials & Construction
Selected financial data for Materials & Construction for the years ended December 31, 2019, 2018 and 2017 were as follows:

				2019 vs 2018		2018 vs 2017
(in millions, unaudited)	2019	2018	2017	$	%	$	%
Materials & Construction operating revenue	$160.5	$214.6	$204.1	$(54.1)	(25.2)%	$10.5	5.1%
Materials & Construction operating profit (loss)	$(69.2)	$(73.2)	$22.0	$4.0	5.5%	$(95.2)	NM
Depreciation and amortization	$11.4	$12.1	$12.2	$0.7	5.8%	$0.1	0.8%
Aggregate tons delivered (tons in thousands)	786.9	718.2	691.6	68.7	9.6%	26.6	3.8%
Asphalt tons delivered (tons in thousands)	293.8	498.2	553.8	(204.4)	(41.0)%	(55.6)	(10.0)%
Backlog at period end[1]	$79.5	$128.7	$202.1	$(49.2)	(38.2)%	$(73.4)	(36.3)%
1 Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. As of December 31, 2019, 2018 and 2017, these amounts include $14.3 million, $10.7 million and $17.2 million, respectively, of opportunity backlog consisting of government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is deemed perfunctory at the time of this disclosure. Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts. Maui Paving's backlog as of December 31, 2019, 2018 and 2017 was $4.4 million, $4.1 million and $10.6 million, respectively.
Materials & Construction revenue was $160.5 million for the year ended December 31, 2019, compared to $214.6 million for the year ended December 31, 2018. Operating loss was $69.2 million for the year ended December 31, 2019, compared to $73.2 million for the year ended December 31, 2018. During the third quarter of 2019, the Company recorded an impairment to goodwill of $49.7 million due to the continued decline in sales and margins resulting from a deterioration in market conditions related to government agency bid opportunities. During 2018, the Company recorded impairments of $77.8 million related to long-lived assets for the quarry & paving operations and goodwill due primarily to persisting, competitive market pressures. Earnings from joint venture investments are not included in segment revenue but are included in operating loss.
The reduction in backlog from December 31, 2018 to December 31, 2019 is due primarily to an overall decrease in bidding opportunities presented by government agencies together with the completion of contract work during 2019. Additionally, backlog reflects a change in the manner in which local government agencies contract paving services (reducing the amount of paving work that meets the definition of backlog). Certain agencies now award "maintenance contracts" under which a contractor can secure all paving work within a certain geographic area, but jobs are not identified in advance (and, therefore, will not meet the requirement for inclusion in backlog).
LIQUIDITY AND CAPITAL RESOURCES
Overview: The Company's primary liquidity needs have historically been to support working capital requirements and fund capital expenditures, commercial real estate acquisitions and real estate developments. A&B's principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and borrowing capacity under its various credit facilities.
The Company's operating income (loss) is generated by its subsidiaries. There are no material restrictions on the ability of the Company's wholly owned subsidiaries to pay dividends or make other distributions to the Company. The Company regularly evaluates investment opportunities, including development projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. The Company cannot predict whether or when it may make investments or what impact any such transactions could have on the Company's results of operations, cash flows or financial condition. The Company’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in "Risk Factors."
Cash Flows: Net cash flows provided by operations was $157.6 million for the year ended December 31, 2019, primarily attributable to cash generated from the Company's CRE segment and Land Operations segment through leasing activities and real estate development sales, respectively, as well as tax-related cash receipts of $24.6 million (primarily related to Federal Income Tax receivables). Cash flows provided by operations was $309.9 million for the year ended December 31, 2018, primarily attributable to the bulk sale of 41,000 acres of agricultural lands and certain ownership interests, leasing activities and real estate development sales.

Net cash flows used in investing activities was $240.4 million and $104.7 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the cash used in investing activities were primarily comprised of $255.1 million in capital expenditures, including $218.4 million related to the Company's acquisitions of five commercial real estate assets. Cash used in investing activities also included $3.3 million related to payments for purchases of investments in affiliates and other investments. Cash inflows from investing activities during the year ended December 31, 2019 included $13.6 million related to distributions from joint ventures and other returns of investments and $4.4 million of proceeds related to the disposal of property, investments and other assets.
During the year ended December 31, 2018, the net cash used in investing activities included cash outlays of $296.1 million related to capital expenditures, including cash outlays of $288.7 million for the Company's acquisitions of Laulani Village Shopping Center, Hokulei Village Shopping Center, Pu‘unene Shopping Center, five commercial units at The Collection high-rise residential condominium project, and two Class A industrial warehouse buildings on Oahu. Cash outlays for investing activities during the year ended December 31, 2018 also included contributions of $22.6 million related to investments in unconsolidated affiliates. Cash inflows from investing activities during the year ended December 31, 2018 included proceeds of $171.7 million resulting from the sales of nine improved properties and a ground lease. Other investing cash flow activity during the year ended December 31, 2018 included $42.3 million of proceeds from joint ventures and other investments.
Net cash flows used in investing activities for capital expenditures were as follows:

(in millions, unaudited)	2019	2018	Change
Commercial real estate property acquisitions/improvements	$246.9	$274.0	(9.9)%
Tenant improvements	3.6	8.7	(58.6)%
Quarrying and paving	1.9	11.0	(82.7)%
Agribusiness and other	2.7	2.4	12.5%
Total capital expenditures¹	$255.1	$296.1	(13.8)%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the tables above.
In 2020, the Company expects that its capital expenditures will be approximately $45-$58 million. Of this amount, capital expenditures for growth, maintenance and acquisition capital will be approximately $33-$41 million for the Commercial Real Estate segment. An additional $10-$13 million has been projected for Materials & Construction and the remaining $2-$4 million has been projected for Land Operations/general corporate purposes. Should investment opportunities in excess of the amounts budgeted arise, the Company believes it has adequate sources of liquidity to fund these investments.
Net cash flows used in financing activities was $136.7 million for the year ended December 31, 2019, as compared to net cash used in financing activities for the year ended December 31, 2018 of $73.5 million. The change in cash flows used in financing activities in 2019 as compared to 2018 was due primarily to making net payments on debt (i.e., debt payments net of additional borrowings) as compared to net borrowings in the prior period, partially offset by lower cash dividend payments in 2019 as compared to 2018 due to the cash dividend payment of $156.6 million in January 2018 related to the Company's conversion to a REIT.
The Company believes that funds generated from results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company's business requirements for the next year, including working capital, capital expenditures, potential acquisitions, notes payable and other debt due in the next twelve months and stock repurchases. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.
Other Sources of Liquidity: Additional sources of liquidity for the Company consisted of trade receivables, contracts retention and other miscellaneous liquid assets (e.g., income tax receivables, inventories ready to be sold) totaling $73.1 million at December 31, 2019, a decrease of $38.4 million from December 31, 2018.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. As of December 31, 2019, the Company had $98.7 million of revolving credit borrowings outstanding, $1.7 million in letters of credit had been issued against the facility, and $349.6 million remained unused.

Tax-Deferred Real Estate Exchanges:
Sales: During the year ended December 31, 2019, the Company generated approximately $6.7 million of cash proceeds that qualified for potential tax-deferral treatment under §1031 of the Code in connection with the sale of land parcels on Maui.
Purchases: During the year ended December 31, 2019, the Company utilized $219.0 million of funds from tax-deferred sales or condemnations.
Proceeds from tax-deferred sales under §1031 of the Code are held in escrow pending future use to purchase new real estate assets. The proceeds from condemnations under §1033 of the Code are held by the Company until the funds are redeployed. During the year ended December 31, 2019, $11.0 million of funds from tax-deferred sales or condemnations expired without being reinvested. As of December 31, 2019, there were no cash proceeds from tax-deferred sales and approximately $14.5 million from tax-deferred condemnations that had not yet been reinvested.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations: As of December 31, 2019, the Company had the following estimated contractual obligations (in millions):

(in millions, unaudited)			Payment due by period
Contractual Obligations		Total	2020	2021-2022	2023-2024	Thereafter
Debt obligations	(1)	$705.2	$30.9	$171.8	$241.3	$261.2
Estimated interest on debt	(2)	150.3	30.3	55.8	33.5	30.7
Purchase obligations	(3)	12.8	12.8	—	—	—
Pension benefits		124.9	13.1	26.0	25.4	60.4
Post-retirement obligations	(4)	6.1	0.8	1.4	1.2	2.7
Non-qualified benefit obligations	(5)	3.0	—	1.2	—	1.8
Operating lease obligations	(6)	28.4	4.6	9.0	5.9	8.9
Total		$1,030.7	$92.5	$265.2	$307.3	$365.7
(1) Debt obligations (excluding debt premium or discount) include principal repayments of debt for the respective period(s) described (see Note 8 to the consolidated financial statements for debt maturities for each of the next five years). Debt includes amounts borrowed under revolving credit facilities, which have been reflected as payments due in 2022. This amount does not include the debt issuance cost.
(2) Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect as of December 31, 2019 for variable rate debt. Because the Company’s variable rate debt may be rolled over, actual interest may be greater or less than the amounts indicated. Estimated interest on debt also includes swap payments on the Company's interest rate swaps.
(3) Purchase obligations include only non-cancelable contractual obligations for the purchases of goods and services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(4) Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $2.7 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2025 through 2029. Post-retirement obligations are described further in Note 11 to the consolidated financial statements.
(5) Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s non-qualified plans. The $1.8 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2025 through 2029. Additional information about the Company’s non-qualified plans is included in Note 11 to the consolidated financial statements.
(6) Operating lease obligations primarily include land, office space and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to the Company. Such obligations are recognized as lease liabilities in our consolidated balance sheets based on the present value of such payments over the lease term and are further described in Note 9 to the consolidated financial statements.
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements as of December 31, 2019, and herein incorporated by reference, is included in Note 14 to the consolidated financial statements of Item 8 in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations. In order to manage its exposure to changes in interest rates, the Company utilizes a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt. The nature and amount of the Company’s long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions, and other factors.
The Company’s fixed rate debt, excluding debt premium or discount and debt issuance costs, consists of $556.5 million in principal term notes. The Company’s variable rate debt consists of $98.7 million under its revolving credit facilities and $50.0 million under a bank syndicated loan. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt. For the Company’s variable rate debt, a one percent increase in interest rates would have approximately a $1.5 million impact on the Company's results of operations for 2019, assuming the December 31, 2019 balance of the variable rate debt was outstanding throughout 2019.
The following table summarizes the Company’s debt obligations at December 31, 2019, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

								Fair Value at
	Expected Fiscal Year of Repayment at December 31, 2019							December 31,
(dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total	2019
Liabilities
Fixed rate	$30.9	$43.3	$29.9	$34.3	$156.8	$261.3	$556.5	$578.6
Average interest rate	4.40%	4.34%	4.24%	4.19%	3.41%	3.77%	4.05%
Variable rate	$—	$—	$98.7	$50.0	$—	$—	$148.7	$148.7
Average interest rate[1]	4.31%	4.31%	4.31%	3.51%	—%	—%	4.23%
1Estimated interest rates on variable rate debt are determined based on the rate in effect on December 31, 2019. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.
From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2019, the amount invested in money market funds was immaterial. These money market funds maintain a weighted average maturity of less than 60 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.
The Company has no material exposure to foreign currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Materials & Construction Segment (Fair Value of the Reporting Units) - Refer to Note 22 to the financial statements
Critical Audit Matter Description
The Company reviews goodwill for impairment at the reporting unit level annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If the results of the Company's test indicate that a reporting unit's estimated fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
The goodwill impairment test estimates the fair value of a reporting unit using various methodologies, including an income approach that is based on a discounted cash flow analysis and a market approach that involves the application of market-derived multiples. The discounted cash flow approach relies on a number of assumptions, including future macroeconomic conditions and market factors, primarily related to the amount and timing of estimated future cash flows, and the selection of an appropriate discount rate. Under the market multiple methodology, the estimate of fair value is based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or revenues. When using market multiples of EBITDA or revenues, the Company must make judgments about the comparability of those multiples in closed and proposed transactions and comparability of multiples for similar companies.
During the quarter ended September 30, 2019, the carrying amounts of the Materials & Construction reporting units exceeded their estimated fair values and goodwill was determined to be impaired. The Company recorded a non-cash impairment charge of $49.7 million.

Significant judgments were made by management to estimate the fair value of the Materials & Construction reporting units including assumptions related to the forecasting of future cash flows, selection of discount rates, and selection of market multiples of EBITDA or revenues. Performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s forecasting of future cash flows, selection of discount rates, and selection of market multiples of EBITDA or revenues for the Materials & Construction reporting units included the following, among others:

•
We tested the effectiveness of controls over management’s determination of fair value of the Materials & Construction reporting units, including controls related to management’s forecasts and selection of discount rates and market multiples.

•	We evaluated management’s ability to accurately forecast future cash flows by comparing actual results to management’s historical forecasts.

•	We evaluated the reasonableness of management’s forecasts of future cash flows by comparing the forecasts to:

–	Forecasted information included in Company press releases as well as external, independent analyst, economic and industry reports for the Company and certain of its peer companies.

–	Historical results.

–	Actual performance subsequent to year end.

•
With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates for discount rates and comparing those to the discount rates selected by management.

•
With the assistance of our fair value specialists, we evaluated the multiples of EBITDA and revenue, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to those of similar companies.

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 27, 2020

We have served as the Company's auditor since 1950.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2019	2018
ASSETS
Real estate investments
Real estate property	$1,540.2	$1,293.7
Accumulated depreciation	(127.5)	(107.2)
Real estate property, net	1,412.7	1,186.5
Real estate developments	79.1	155.2
Investments in real estate joint ventures and partnerships	133.4	141.0
Real estate intangible assets, net	74.9	59.8
Real estate investments, net	1,700.1	1,542.5
Cash and cash equivalents	15.2	11.4
Restricted cash	0.2	223.5
Accounts receivable, net	43.4	49.6
Contracts retention	8.6	11.6
Inventories	20.7	26.5
Other property, net	124.4	135.5
Operating lease right-of-use assets	21.8	—
Goodwill	15.4	65.1
Other receivables	27.4	56.8
Costs and estimated earnings in excess of billings on uncompleted contracts	10.0	9.2
Prepaid expenses and other assets	97.1	93.5
Total assets	$2,084.3	$2,225.2

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$704.6	$778.1
Accounts payable	17.8	34.2
Operating lease liabilities	21.6	—
Accrued pension and post-retirement benefits	26.8	29.4
Indemnity holdbacks	7.5	16.3
Deferred revenue	67.6	63.2
Billings in excess of costs and estimated earnings on uncompleted contracts	7.9	5.9
Accrued and other liabilities	95.5	81.9
Total liabilities	949.3	1,009.0
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interest (Note 17)	6.3	7.9
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 72.3 million and 72.0 million shares at December 31, 2019 and 2018, respectively	1,800.1	1,793.4
Accumulated other comprehensive income (loss)	(48.8)	(51.9)
Distributions in excess of accumulated earnings	(626.2)	(538.9)
Total A&B shareholders' equity	1,125.1	1,202.6
Noncontrolling interest	3.6	5.7
Total equity	1,128.7	1,208.3
Total liabilities and equity	$2,084.3	$2,225.2
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Operating Revenue:
Commercial Real Estate	$160.6	$140.3	$136.9
Land Operations	114.1	289.5	84.5
Materials & Construction	160.5	214.6	204.1
Total operating revenue	435.2	644.4	425.5
Operating Costs and Expenses:
Cost of Commercial Real Estate	89.0	77.2	75.5
Cost of Land Operations	92.5	117.1	60.4
Cost of Materials & Construction	159.4	188.1	166.1
Selling, general and administrative	58.9	61.2	66.4
REIT evaluation/conversion costs	—	—	15.2
Impairment of assets	49.7	79.4	22.4
Total operating costs and expenses	449.5	523.0	406.0
Gain (loss) on the sale of commercial real estate properties	—	51.4	9.3
Operating Income (Loss)	(14.3)	172.8	28.8
Other Income and (Expenses):
Income (loss) related to joint ventures	5.3	(4.1)	7.2
Impairment of equity method investment	—	(188.6)	—
Interest and other income (expense), net (Note 2)	3.2	2.3	(0.5)
Interest expense	(33.1)	(35.3)	(25.6)
Income (Loss) from Continuing Operations Before Income Taxes	(38.9)	(52.9)	9.9
Income tax benefit (expense)	2.0	(16.3)	218.2
Income (Loss) from Continuing Operations	(36.9)	(69.2)	228.1
Income (loss) from discontinued operations, net of income taxes (Note 4)	(1.5)	(0.6)	2.4
Net Income (Loss)	(38.4)	(69.8)	230.5
Loss (income) attributable to noncontrolling interest	2.0	(2.2)	(2.2)
Net Income (Loss) Attributable to A&B Shareholders	$(36.4)	$(72.0)	$228.3

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(0.49)	$(1.01)	$4.63
Discontinued operations available to A&B shareholders	(0.02)	(0.01)	0.05
Net income (loss) available to A&B shareholders	$(0.51)	$(1.02)	$4.68

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(0.49)	$(1.01)	$4.30
Discontinued operations available to A&B shareholders	(0.02)	(0.01)	0.04
Net income (loss) available to A&B shareholders	$(0.51)	$(1.02)	$4.34

Weighted-Average Number of Shares Outstanding:
Basic	72.2	70.6	49.2
Diluted	72.2	70.6	53.0

Amounts Available to A&B Common Shareholders (Note 16):
Continuing operations available to A&B common shareholders	$(35.1)	$(71.4)	$227.7
Discontinued operations available to A&B common shareholders	(1.5)	(0.6)	2.4
Net income (loss) available to A&B common shareholders	$(36.6)	$(72.0)	$230.1
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net Income (Loss)	$(38.4)	$(69.8)	$230.5
Other Comprehensive Income (Loss), net of tax:
Unrealized interest rate hedging gain (loss)	(4.0)	1.0	(0.4)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	(0.1)	—	0.5
Defined benefit pension plans:
Actuarial gain (loss)	5.3	(4.9)	(3.2)
Amortization of net loss included in net periodic benefit cost	4.0	4.6	4.3
Amortization of prior service credit included in net periodic benefit cost	(0.7)	(0.7)	(0.8)
Curtailment (gain)/loss	(1.4)	(0.6)	(0.3)
Settlement (gain)/loss	—	0.1	1.4
Income taxes related to other comprehensive income (loss)	—	—	(0.6)
Other comprehensive income (loss), net of tax	3.1	(0.5)	0.9
Comprehensive Income (Loss)	(35.3)	(70.3)	231.4
Comprehensive income (loss) attributable to noncontrolling interest	2.0	(2.2)	(2.2)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$(33.3)	$(72.5)	$229.2
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(38.4)	$(69.8)	$230.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	50.5	42.8	41.4
Deferred income taxes	—	16.6	(199.0)
Loss (gain) on asset transactions, net	(2.6)	(54.0)	(35.1)
Impairment of assets and equity method investments	49.7	268.0	22.4
Share-based compensation expense	5.4	4.7	4.4
(Income) loss from affiliates, net of distributions of income	(1.4)	12.9	5.5
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	8.5	(4.2)	(2.4)
Inventories	5.7	5.5	11.4
Prepaid expenses, income tax receivable and other assets	28.5	(13.2)	(23.0)
Accrued pension and post-retirement benefits	4.6	3.6	(47.4)
Accounts payable	(12.9)	(9.0)	3.3
Accrued and other liabilities	3.2	74.2	(40.1)
Real estate development for sale proceeds, net of margins recognized in net income (loss)	65.1	58.4	47.6
Expenditures for real estate development for sale	(8.3)	(26.6)	(20.8)
Net cash provided by (used in) operations	157.6	309.9	(1.3)

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(218.4)	(241.7)	(10.1)
Capital expenditures for property, plant and equipment	(36.7)	(54.4)	(32.4)
Proceeds from disposal of property, investments and other assets	4.4	171.7	47.2
Payments for purchases of investments in affiliates and other investments	(3.3)	(22.6)	(41.9)
Distributions of capital from investments in affiliates and other investments	13.6	42.3	33.3
Net cash provided by (used in) investing activities	(240.4)	(104.7)	(3.9)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	125.9	548.4	292.5
Payments of notes payable and other debt and deferred financing costs	(203.9)	(467.8)	(181.0)
Borrowings (payments) on line-of-credit agreement, net	(0.3)	4.7	2.6
Distribution to noncontrolling interests	(0.3)	(0.7)	(0.5)
Cash dividends paid	(50.0)	(156.6)	(10.3)
Proceeds from issuance (repurchase) of capital stock and other, net	(1.0)	(1.5)	(7.2)
Payment of deferred acquisition holdback	(7.1)	—	—
Net cash provided by (used in) financing activities	(136.7)	(73.5)	96.1

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	(219.5)	131.7	90.9
Balance, beginning of period	234.9	103.2	12.3
Balance, end of period	$15.4	$234.9	$103.2

	Year Ended December 31,
	2019	2018	2017
Other Cash Flow Information:
Interest paid, net of capitalized interest	$(32.5)	$(34.4)	$(24.9)
Income tax (payments)/refunds, net	$25.8	$2.6	$(4.0)

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	$4.4	$1.4	$4.5
Fair value of loan assumed in connection with acquisition	$—	$61.0	$—
Uncollected proceeds from disposal of equipment	$—	$—	$1.9
Real estate exchanged for note receivable	$—	$—	$2.5
Right-of-use ("ROU") assets and corresponding lease liability recorded upon ASC 842 adoption	$31.0	$—	$—
Finance lease liabilities arising from obtaining ROU assets	$3.4	$—	$—
Issuance of shares for stock dividend	$—	$626.4	$—
Dividends declared	$—	$—	$783.0

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$11.4	$68.9	$2.2
Restricted cash	223.5	34.3	10.1
Cash, cash equivalents and restricted cash	$234.9	$103.2	$12.3

End of the period:
Cash and cash equivalents	$15.2	$11.4	$68.9
Restricted cash	0.2	223.5	34.3
Cash, cash equivalents and restricted cash	$15.4	$234.9	$103.2
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2017	49.0	$1,157.3	$(43.2)	$95.2	$3.9	$1,213.2	$10.8
Net income (loss)	—	—	—	228.3	1.0	229.3	1.2
Other comprehensive income (loss), net of tax	—	—	0.9	—	—	0.9	—
Dividend on common stock ($16.13 per share)	—	—	—	(793.3)	—	(793.3)	—
Distributions to noncontrolling interest	—	—	—	—	(0.2)	(0.2)	(0.3)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)	—	—	—	3.7	—	3.7	(3.7)
Share-based compensation	—	4.4	—	—	—	4.4	—
Shares issued or repurchased, net	0.3	—	—	(6.9)	—	(6.9)	—
Balance, December 31, 2017	49.3	$1,161.7	$(42.3)	$(473.0)	$4.7	$651.1	$8.0

Net income (loss)	—	—	—	(72.0)	1.5	(70.5)	0.7
Impact of adoption of new accounting standards	—	—	(9.1)	7.7	—	(1.4)	—
Other comprehensive income (loss), net of tax	—	—	(0.5)	—	—	(0.5)	—
Stock dividend ($11.65 per share)	22.6	626.4	—	—	—	626.4	—
Distributions to noncontrolling interest	—	—	—	—	(0.5)	(0.5)	(0.2)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)	—	0.6	—	—	—	0.6	(0.6)
Share-based compensation	—	4.7	—	—	—	4.7	—
Shares issued or repurchased, net	0.1	—	—	(1.6)	—	(1.6)	—
Balance, December 31, 2018	72.0	$1,793.4	$(51.9)	$(538.9)	$5.7	$1,208.3	$7.9

Net income (loss)	—	—	—	(36.4)	(2.1)	(38.5)	0.1
Other comprehensive income (loss), net of tax	—	—	3.1	—	—	3.1	—
Dividend on common stock ($0.69 per share)	—	—	—	(50.0)	—	(50.0)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.3)
Adjustments to redemption value of redeemable noncontrolling interest (Note 17)	—	1.4	—	—	—	1.4	(1.4)
Share-based compensation	—	5.4	—	—	—	5.4	—
Shares issued or repurchased, net	0.3	(0.1)	—	(0.9)	—	(1.0)	—
Balance, December 31, 2019	72.3	$1,800.1	$(48.8)	$(626.2)	$3.6	$1,128.7	$6.3
See Notes to Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Consolidated Financial Statements

1.	BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:

•
Commercial Real Estate ("CRE") functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., raising capital, identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships); and asset management (i.e., maintaining, upgrading and enhancing its portfolio of high-quality improved properties). The segment's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i citizens. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places and experiences for Hawai‘i residents as well as providing venues and opportunities for tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.

•
Land Operations involves the management and optimization of the Company's historical landholdings primarily through the following activities: planning and entitlement of real property to facilitate sales; selling undeveloped land; and other operationally-diverse legacy business activities to employ its landholdings at their highest and best use. Financial results from this segment are principally derived from real estate development sales, land parcel sales, income/loss from real estate joint ventures and other legacy business activities.

•
Materials & Construction ("M&C") operates as Hawai‘i's largest asphalt paving contractor and is one of the state's largest natural materials and infrastructure construction companies. Such activities are primarily conducted through the Company's wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i.

Grace Pacific owns hot-mix asphalt plants throughout the state that support its internal paving operations and third-party customers. Grace Pacific also owns and operates a rock quarry and processing plant in Makakilo, Hawai‘i. In addition, Grace Pacific offers a variety of related for-sale and for-rent services including temporary and permanent roadway traffic control (GP Roadway Solutions, Inc. or "GPRS"), structural precast/prestressed concrete (GP/RM Prestress, LLC or "GPRM") and other related products and services. Grace Pacific also holds a 50% interest in an unconsolidated affiliate, Maui Paving, LLC ("Maui Paving"), which operates primarily on the island of Maui.
Additional activity in the M&C segment includes its share of the results of operations of an unconsolidated investment, Pohaku Pa‘a LLC ("Pohaku"). Pohaku, through its wholly-owned subsidiaries, operates rock quarries on the islands of Oahu and Maui and sells a wide range of products that include ready-mix concrete, rock and sand aggregates and cultured stone and related products.
As of December 31, 2019, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, ten industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area; it also owns a portfolio of ground leases in Hawai‘i representing 153.8 acres as of December 31, 2019.
Basis of Presentation and Principles of Consolidation: The Company presents its financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") as outlined in the Financial Accounting Standard Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC"). The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.
The consolidated financial statements include the accounts of the Company (including all wholly-owned subsidiaries), as well as all other entities in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Significant investments in businesses, partnerships and limited liability companies in which the Company does not have a controlling financial interest, but the Company has the ability to exercise significant influence, are accounted for using the equity method.

A controlling financial interest in an entity may be established (i) through the Company holding a majority voting interest or (ii) if the Company is the primary beneficiary of an entity that qualifies as a variable interest entity ("VIE"), as defined in the Codification. The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a VIE. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company reevaluates whether an entity is a VIE as needed (i.e., when assessing reconsideration events that result in changes in the factors mentioned above) as part of determining if the consolidation or equity method treatment remains appropriate. As of December 31, 2019, the Company had an interest in various unconsolidated joint ventures that the Company accounts for using the equity method. Other than the obligations described in Note 14. "Commitments and Contingencies," obligations of the Company's joint ventures do not have recourse to the Company and the Company's maximum exposure is limited to its investment.
The consolidated financial statements include the results of GPRM, a supplier in the precast concrete industry, and GLP Asphalt, LLC ("GLP"), an importer and distributor of liquid asphalt, which are owned 51% and 70%, respectively. These entities are consolidated because the Company holds a controlling financial interest through its majority voting interest in the entities. The remaining interest in these entities is reported as noncontrolling interest in the consolidated financial statements. Profits, losses and cash distributions are allocated in accordance with the respective operating agreements.
Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: (i) asset impairments, including intangible assets and goodwill, (ii) litigation and contingencies, (iii) revenue recognition for long-term real estate developments and construction contracts, (iv) pension and postretirement estimates, and (v) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.
Customer Concentration: A significant portion of Materials & Construction revenue and accounts receivable is generated directly and indirectly from projects administered by the City and County of Honolulu and from the State of Hawai‘i. Reductions in funding of infrastructure projects by these government agencies could reduce our revenue and profits from our M&C segment. Further, although the customer mix of real estate sales in any given period in our Land Operations segment may be diverse in any given period, during the year ended December 31, 2018, the Land Operations segment recognized $162.2 million of gross profit in connection with the sale of approximately 41,000 acres of Maui agricultural land and 100% of the Company's ownership interest in Central Maui Feedstocks LLC and Kulolio Ranch LLC (collectively referred to as the "Agricultural Land Sale") in December 2018.
Reclassifications: During the first quarter of 2019, the Company changed the presentation of its balance sheet to be unclassified in order to be comparable with other REIT peers. The change was applied to all periods presented retrospectively. Previously reported captions for Total assets, Total liabilities and captions within Equity were not impacted.
In November 2018, the Securities and Exchange Commission ("SEC") finalized the Disclosure Update Simplification Project, which eliminated Rule 3-15(a)(1) reporting of Gain or Loss on Sale of Properties by REITs. To conform with ASC 360 and the SEC rule change, the Company has classified the gain on dispositions of real estate assets in operating income in the Company’s consolidated statements of operations. The Company reclassified the prior periods to conform to the current year presentation. This change resulted in an increase in operating income of $9.3 million during the year ended December 31, 2017.
Rounding: Amounts in the consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.

2.	SIGNIFICANT ACCOUNTING POLICIES
Real estate property, net: Real estate property, net primarily represents long-lived physical assets associated with the CRE segment's leasing activity (e.g., improved property leases and ground leases); it also includes landholdings and related assets in the Land Operations segment that the Company holds for either possible future development or future monetization as part of its simplification strategy. The balance primarily consists of land, buildings and improvements and is recorded at cost, net of accumulated depreciation.
Expenditures for additions, improvements and other enhancements to real estate properties are capitalized, and minor replacements, maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred. When assets related to real estate properties are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in results of operations for the respective period.
Certain costs are capitalized related to the development and redevelopment of real estate properties, including pre-construction costs; real estate taxes; insurance; construction costs; and salaries and related costs of personnel directly involved. Additionally, the Company makes estimates as to the probability of certain development and redevelopment projects being completed. If the Company determines the development or redevelopment is no longer probable of completion, the Company expenses all capitalized costs which are not recoverable.
Acquisitions of real estate properties: Acquisitions of real estate properties are evaluated to determine if they should be accounted for as asset acquisitions or business combinations. Under current guidance, acquisitions of real estate properties are generally considered asset acquisitions. Under asset acquisition accounting, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and tenant improvements), identifiable intangible assets and liabilities (consisting of above- and below- market leases and in-place leases), and assumed debt based on an evaluation of available information at the date of the acquisition. Based on these estimates, the purchase consideration is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the purchase consideration.
In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.
Above-market and below-market lease values are estimated based on the present value (using a discount rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for below-market leases. The capitalized above- and below-market lease values are amortized to base rental revenue over the related lease term plus fixed-rate renewal options, as appropriate.
The purchase price is further allocated to in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of the acquired lease portfolio and the Company's overall relationship with the anchor tenants. Such amounts are amortized to expense over the remaining initial lease term (and expected renewal periods for tenant relationships).
Real estate developments: Real estate developments represent certain costs capitalized and presented in the Land Operations segment that relate to (i) active real estate development projects intended for sale or (ii) potential future real estate development projects intended for lease that would be part of future CRE segment operations. For potential future real estate development projects intended for lease, when management with the relevant authority has approved expenditures for activities clearly associated with the development and construction of a CRE segment project (generally after all required government agency approvals have been obtained), the capitalized costs associated with such project (i.e., historical cost of land) will be presented as Real estate property, net.
Certain costs capitalized relating to active real estate development projects intended for sale may include pre-construction costs (e.g., costs related to land acquisition); construction costs (e.g., grading, roads, water and sewage systems, landscaping and project amenities); direct overhead costs (e.g., utilities, maintenance, insurance and real estate taxes); capitalized interest; and salaries and related costs of personnel directly involved.
For development projects, capitalized costs are allocated using the direct method for expenditures that are specifically associated with the unit being sold and the relative-sales-value method for expenditures that benefit the entire project. Direct overhead costs incurred after the development project is substantially complete and ready to be marketed are charged to selling, general and administrative expense as incurred. All indirect overhead costs are charged to selling, general and administrative costs as incurred.
Cash flows related to active real estate development projects intended for sale are classified as operating activities.
Capitalized Interest: Interest costs on developments and major redevelopments are capitalized as part of real estate development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end when the asset is substantially complete and ready for its intended use or ready to be marketed. Total interest costs incurred were $34.1 million, $35.9 million, and $26.4 million in 2019, 2018 and 2017, respectively. Capitalized interest costs related to development activities were $1.0 million, $0.6 million and $0.8 million in 2019, 2018 and 2017, respectively.
Other property, net: Other property, net represents all other long-lived physical assets other than those presented in Real estate property, net and Real estate developments. The balance primarily consists of long-lived assets in the M&C segment, but also contains corporate long-lived physical assets and Land Operations long-lived physical assets that are used in other Land Operations activities and are not presented in Real estate property, net or Real estate developments above. Other property, net is stated at cost, net of accumulated depreciation. Expenditures for major renewals and betterments are capitalized. Replacements, maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred.
As of December 31, 2019 and 2018 other property, net was as follows (in millions):

	2019	2018
Land	$38.4	$42.2
Buildings	19.7	20.4
Asphalt plants, machinery and equipment	105.5	116.7
Water, power and sewer systems	30.6	33.0
Other property improvements	6.8	8.1
Subtotal	201.0	220.4
Accumulated depreciation	(76.6)	(84.9)
Other property, net	$124.4	$135.5

Depreciation: Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the units-of-production method for quarry production-related assets. Estimated useful lives of property are as follows:

Classification	Range of Life (in years)
Building and improvements	10 to 40
Leasehold improvements	5 to 10 (lesser of useful life or lease term)
Water, power and sewer systems	5 to 50
Asphalt plants, machinery and equipment	2 to 35
Other property improvements	3 to 35

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $35.6 million, $32.5 million and $32.3 million, respectively.
Intangible Assets: Real estate intangible assets are recorded on the consolidated balance sheets as Real estate intangible assets, net and are generally related to the acquisition of commercial real estate properties. Intangible assets acquired in 2019, 2018 and 2017 were as follows:

	2019		2018		2017
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
In-place leases	$23.2	8.2	$32.0	12.4	$0.2	2.2
Favorable leases	4.3	4.7	6.7	11.7	0.1	1.1

Real Estate intangible assets, net as of December 31, 2019 and 2018 were as follows (in millions):

	2019	2018
In-place leases	$125.2	$102.1
Favorable leases	29.0	24.6
Amortization of in-place leases	(63.4)	(53.2)
Amortization of favorable leases	(15.9)	(13.7)
Real estate intangible assets, net	$74.9	$59.8

Other intangible assets are included in Prepaid expenses and other assets in the accompanying consolidated balance sheets. As of December 31, 2019 and 2018, the gross carrying amount of other intangible assets was $20.2 million and $16.3 million, with related accumulated amortization of $7.9 million and $6.5 million, respectively.
Aggregate intangible asset amortization expense was $12.5 million, $8.7 million, and $6.0 million for 2019, 2018 and 2017, respectively. Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated Amortization
2020	$12.5
2021	10.2
2022	8.4
2023	7.5
2024	5.3

In situations in which a lease or leases with a tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets of the associated assets related to the lease terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may accelerate the depreciation and amortization of such associated assets.
Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value.
Restricted Cash: The Company's restricted cash balance at December 31, 2018 of $223.5 million primarily consisted of proceeds from §1031 tax-deferred sales held in escrow pending future use to purchase new real estate assets. There were no material amounts of proceeds from §1031 tax-deferred sales in the balance as of December 31, 2019.
Allowance for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition of the Company’s customers and their payment history, which are regularly monitored by the Company. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to Accounts receivable, net for the years ended December 31, 2019, 2018 and 2017, were as follows (in millions):

	Balance at Beginning of Year	Provision for Bad Debt	Write-offs and Other	Balance at End of Year
2019	$2.0	$1.9	$(1.2)	$2.7
2018	$1.4	$1.3	$(0.7)	$2.0
2017	$1.0	$1.0	$(0.6)	$1.4

As of December 31, 2019, the Company's allowances for doubtful accounts relate only to accounts receivable in the M&C segment (unrelated to leases).
Notes receivable: The Company's notes receivable are recorded at cost within Other receivables on the consolidated balance sheets.  Generally, a loans allowance is established when the Company determines that it will be unable to collect any remaining amounts due under the agreement.
Inventories: Inventories are stated at the lower of cost (principally average cost, first-in, first-out basis) or net realizable value. Inventories as of December 31, 2019 and 2018 were as follows (in millions):

	2019	2018
Asphalt	$8.0	$9.4
Processed rock and sand	6.6	9.5
Work in progress	2.9	4.0
Retail merchandise	2.0	2.0
Parts, materials and supplies inventories	1.2	1.6
Total	$20.7	$26.5

Leases - The Company as Lessee: The Company determines if an arrangement is a lease at inception by considering whether that arrangement conveys the right to use an identified asset for a period of time in exchange for consideration. Operating leases are included in Operating lease right-of-use assets ("ROU assets") and Operating lease liabilities in the Company's consolidated balance sheets. ROU assets and lease liabilities related to finance leases are included in Other property, net and Notes payable and other debt, respectively, in the Company's consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate and are not readily determinable, the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. ROU assets also include any lease payments made at or before the commencement date and excludes any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.
In connection with its application of the lease guidance, the Company has evaluated the lease and non-lease components within its leases where it is the lessee and has elected, for all classes of underling assets, the practical expedient to present lease and non-lease components in its lease agreements as one component. The Company has also elected, for all classes of underlying assets, to not recognize lease liabilities and lease assets for leases with a term of 12 months or less.
Goodwill: The Company reviews goodwill for impairment at the reporting unit level annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
If the results of the Company's test indicates that a reporting unit's estimated fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Refer to Note 22, "Goodwill," for additional detail.
Fair Value Measurements: ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), as amended, establishes a fair value hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy places the highest priority on unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurements) and assigns the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs within the hierarchy are defined as follows:
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
The Company records its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2 measurements) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. See Note 15, "Derivative Instruments," for fair value information regarding the Company's derivative instruments.
The fair value of the Company's cash and cash equivalents, accounts receivable, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.
The fair value of the Company's notes receivable approximates the carrying amount of $15.7 million at December 31, 2019. The fair value and carrying amount of these notes was $16.3 million at December 31, 2018. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as a Level 3 measurement in the fair value hierarchy.

The carrying amount and fair value of the Company's debt at December 31, 2019 was $704.6 million and $727.3 million, respectively, and $778.1 million and $758.0 million, respectively, at December 31, 2018. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 3).
During the years ended December 31, 2019, 2018 and 2017, the Company recorded aggregate impairment charges of $49.7 million, $79.4 million and $22.4 million related to goodwill and/or other long-lived assets. During the year ended December 31, 2018, the Company recorded an other-than-temporary-impairment charge of $188.6 million related to equity method investments. See further discussion in the respective sections below. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates and management assumptions.
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
Revenue Recognition and Leases - The Company as a Lessor: Sources of revenue for the Company primarily include commercial property rentals, sales of real estate, real estate development projects, material sales and paving construction projects. The Company generates revenue from three distinct business segments:
Commercial Real Estate: The Commercial Real Estate segment owns, operates, leases, and manages a portfolio of retail, office, and industrial properties in Hawai‘i; it also leases urban land in Hawai‘i to third-party lessees. Commercial Real Estate revenue is recognized under lease accounting guidance with the Company as lessor.
Leases - The Company as Lessor: The Company reviews its contracts to determine if they qualify as a lease. A contract is determined to be a lease when the right to substantially all of the economic benefits and to direct the use of an identified asset is transferred to a customer over a defined period of time for consideration. During this review, the Company evaluates among other items, asset specification, substitution rights, purchase options, operating rights and control over the asset during the contract period.
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately under ASC 606, Revenue from Contracts with Customers. The Company has elected the practical expedient to not separate non-lease components from lease components for all classes of underlying assets where the component follows the same timing and pattern as the lease component and the lease component is classified as an operating lease. Non-lease components included in rental revenue primarily consist of tenant reimbursements for common area maintenance and other services paid for by the lessor and utilized by the lessee. Under the practical expedient, the Company accounts for the single, combined component under leasing guidance as the lease component is the predominant component in the contract.
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
Accounts receivable related to leases are regularly evaluated for collectability, considering factors including, but not limited to, the credit quality of the customer, historical trends of the customer, and changes in customer payment terms. Upon determination that the collectability of a customer receivable is not probable, the Company will reverse the receivable and record a corresponding reduction of revenue previously recognized. Subsequent revenue is recorded on a cash basis until collectability on related billings becomes probable.

Land Operations: Revenues from sales of real estate are recognized at the point in time when control of the underlying goods is transferred to the customer and the payment is due (generally on the closing date). For certain development projects, the Company will use a percentage of completion for revenue recognition. Under this method, the amount of revenue recognized is based on the development costs that have been incurred throughout the reporting period as a percentage of total expected developments associated with the development project.
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
Related to its long-term construction contracts, due to the nature of the work required to be performed, estimating total revenue and cost at completion of the contract is complex, subject to many variables and requires significant judgment. Such estimates of contract revenue and cost are dependent on a number of factors that may change during a contract performance period, resulting in changes to estimated contract profitability. These factors include, but are not limited to, the completeness and accuracy of the original bid; changes in the timing of scheduled work; change orders; unusual weather conditions; changes in costs of labor and/or materials; changes in productivity expectations; and the expected, or actual, resolution terms for claims. Management evaluates changes in estimates on a contract by contract basis and uses the cumulative catch-up method to account for the changes in the period in which they are determined.
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
On a consolidated basis, in addition to disclosing amounts recorded as contract assets or contract liabilities in its consolidated balance sheets, the Company discloses information about the amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations (refer to Note 6, "Revenue and Contract Balances"). Related to this disclosure, the Company has elected to not disclose information about the amount of contract consideration allocated to remaining performance obligations for certain contracts that have original expected durations of one year or less. Although rare, this may occur with contracts for sales of real estate that are executed as of the end of the period with control of the underlying assets to be transferred to the customer subsequent to the end of the period. The closing date of such transactions will generally occur within one year or less of the contract execution date.
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets: Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. The measurement of fair value involves judgments and estimates including, but not limited to, the timing and amount of future cash flows, expected useful lives of the assets, comparable replacement assets, uncertainty about future events, such as changes in economic conditions, changes in operating performance, and changes in the use of the assets and ongoing costs of maintenance and improvements of the assets. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future financial results could be materially impacted. In the year ended December 31, 2019, the Company did not recognize any impairments of long-lived assets or finite-lived intangible assets.

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

Intangible Assets	Materials & Construction	Fixed Assets	Materials & Construction

Balance, January 1, 2018	$16.5	Balance, January 1, 2018	$139.5
Additions to intangible assets	—	Additions to fixed assets	11.1
Amortization	(0.9)	Depreciation	(11.2)
Intangible impairment	(7.0)	Fixed asset impairment	(33.6)
Balance, December 31, 2018	$8.6	Balance, December 31, 2018	$105.8

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
Impairment of Investments in Affiliates: The Company's investments in affiliates that are accounted for under the equity method are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is believed to be other-than-temporary.
Refer to Note 5, "Investments in Affiliates," for further discussion.
Share-Based Compensation: The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 13, "Share-Based Payment Awards."
Employee Benefit Plans: The Company provides a wide range of benefits to existing employees and retired employees, including single-employer defined benefit plans, postretirement, defined contribution plans, post-employment and health care benefits. The Company records amounts relating to these plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost rate trends. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current economic conditions and trends. The Company believes that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 11, "Employee Benefit Plans," are reasonable based on its experience and on advice from its independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations.
Interest and other income (expense), net for the years ended December 31, 2019, 2018 and 2017 included the following (in millions):

	2019	2018	2017
Pension and postretirement benefit (expense)	$(3.1)	$(3.0)	$(3.8)
Interest income	3.0	1.5	5.3
Gain (loss) on sale of joint venture interest	2.6	4.2	—
Reductions in solar investments, net	(0.1)	(0.5)	(2.6)
Other income (expense)	0.8	0.1	0.6
Interest and other income (expense), net	$3.2	$2.3	$(0.5)

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
Discontinued Operations: In December 2016, the Company completed its final sugar harvest and ceased its sugar operations. Costs related to the cessation of sugar operations are presented as discontinued operations in the consolidated statements of operations. Liabilities related to the cessation of sugar operations are presented within Accrued and other liabilities in the consolidated balance sheets. See Note 4, "Discontinued Operations," and Note 18, "Cessation of Sugar Operations," for additional detail.
Earnings Per Share (“EPS”): Basic and diluted earnings per share are computed and disclosed in accordance with ASC Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent in-substance dividend distributions to the noncontrolling interest holder as the holder has a contractual right to receive a specified amount upon redemption. As a result, earnings are adjusted to reflect this in-substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company's participating securities consist of time-based restricted unit awards that contain a non-forfeitable right to receive dividends and, therefore, are considered to participate in earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.
Comprehensive Income (Loss): Other comprehensive income (loss) principally includes amortization of deferred pension and postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31, 2019 and 2018 (in millions):

	2019	2018
Unrealized components of benefit plans:
Pension plans	$(47.4)	$(54.8)
Post-retirement plans	0.2	0.0
Non-qualified benefit plans	(0.8)	(0.4)
Interest rate swap	(0.8)	3.3
Accumulated other comprehensive income (loss)	$(48.8)	$(51.9)
The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2019, 2018 and 2017 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2017	$(45.0)	$1.8	$(43.2)
Other comprehensive income (loss) before reclassifications, net of taxes of $1.2 and $0.2 for employee benefit plans and interest rate swap, respectively	(2.0)	(0.2)	(2.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $1.8 and $0.2 for employee benefit plans and interest rate swap, respectively	2.8	0.3	3.1
Balance, December 31, 2017	$(44.2)	$1.9	$(42.3)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	(4.9)	1.0	(3.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	3.4	—	3.4
Impact of adoption of ASU 2018-02	(9.5)	0.4	(9.1)
Balance, December 31, 2018	$(55.2)	$3.3	$(51.9)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	5.3	(4.0)	1.3
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	1.9	(0.1)	1.8
Balance, December 31, 2019	$(48.0)	$(0.8)	$(48.8)

The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 were as follows (in millions):

	2019	2018	2017
Unrealized interest rate hedging gain (loss)	$(4.0)	$1.0	$(0.4)
Actuarial loss	5.3	(4.9)	(3.2)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	(0.1)	—	0.5
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	4.0	4.6	4.3
Prior service credit*	(0.7)	(0.7)	(0.8)
Curtailment (gain)/loss*	(1.4)	(0.6)	(0.3)
Settlement (gain)/loss*	—	0.1	1.4
Total before income tax	3.1	(0.5)	1.5
Income taxes	—	—	(0.6)
Other comprehensive income (loss), net of tax	$3.1	$(0.5)	$0.9
* This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (see Note 11 for additional details).
Redeemable Non-controlling Interest: Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control at other than fair value are classified as mezzanine equity, outside of equity and liabilities. Such amounts are adjusted at each reporting date to the higher of (1) the amount resulting from the initial carrying amount, increased or decreased for cumulative amounts of the non-controlling interest's share of net income or loss, share of other comprehensive income or loss and dividends and (2) the redemption value on each annual balance sheet date. The resulting changes in the carrying value, increases or decreases, are recorded with corresponding adjustments against earnings surplus or, in the absence of earnings surplus, common stock.
Recently adopted accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be implemented using a modified retrospective approach, with the option to apply the guidance at the effective date or the beginning of the earliest comparative period. The Company adopted the guidance on January 1, 2019 and elected to use the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. Additionally, the Company elected the "package of practical expedients," which permits the Company to not reassess prior conclusions about lease identification, lease classification and initial direct costs.
The new guidance did not have a material impact on the accounting treatment of the Company's triple-net tenant leases, which are the primary source of our CRE revenues. However, starting in the current year, there were certain changes to the guidance under ASC 842, which will have an impact on future operating results, including initial direct costs associated with the execution of lease agreements, such as legal fees and certain transaction costs, will no longer be capitalizable and instead are expensed in the period incurred.
The Company recorded ROU assets and corresponding lease liabilities of approximately $31.0 million on the consolidated balance sheet for certain leases in which it is the lessee. The adoption of ASC 842 had no impact on the Company's lease expense.
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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the guidance on January 1, 2019. The guidance expands the scope of ASC 718 to include share-based payment transactions, with the exception of specific guidance related to the attribution of compensation cost. The guidance also clarifies that any share-based payment awards granted in conjunction with selling goods or services to customers should be evaluated under ASC 606. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has evaluated the impact of the new standard to its financial statements and has elected to early adopt for the year ended December 31, 2019. Based on the Company's evaluation, there were no material impacts upon adoption.
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU was further updated by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-05, Targeted Transition Relief and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2016-13 and related updates amend prior guidance on the impairment of financial instruments and add an impairment model that is based on expected losses rather than incurred losses with the recognition of an allowance based on an estimate of expected credit losses. ASU 2018-19 clarified that operating lease receivables are not within the scope of ASC 326 and are to remain governed by ASC 842. The provisions of ASU 2016-13, as amended in subsequently issued amendments, is effective as of January 1, 2020. The Company does not expect the adoption of this standard to have a significant impact on its financial position or results of operations.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The guidance amends and removes several disclosure requirements, including the valuation processes for Level 3 fair value measurements. This ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements and footnote disclosures.
In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance clarifies current disclosures and removes several disclosure requirements, including accumulated other comprehensive income expected to be recognized over the next fiscal year and amount and timing of plan assets expected to be returned to the employer. This ASU also requires additional disclosures as well as explanations for significant gains and losses related to changes in the benefit plan obligation. This ASU is effective for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements and footnote disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This ASU is effective for fiscal years beginning after December 15, 2019 and the amendments (which can be applied either retrospectively or prospectively under the ASU) will be applied prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the adoption of this standard to have a significant impact on its financial position or results of operations.
3.     RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Revenues earned from transactions with affiliates were $10.5 million, $16.6 million, and $21.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Expenses recognized from transactions with affiliates were $3.1 million for the year ended December 31, 2019 and less than $0.1 million for the years ended December 31, 2018 and 2017. Receivables from affiliates were $0.2 million and $2.2 million at December 31, 2019 and December 31, 2018. Amounts due to affiliates were $1.2 million and $0.6 million as of December 31, 2019 and 2018, respectively.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with certain affiliates that are partially owned by a former director of the Company. Revenues earned from transactions were $1.3 million, $4.3 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Receivables from affiliates were less than $0.1 million as of December 31, 2019 and 2018, respectively.
Land Operations. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $2.2 million, $1.1 million and $2.4 million, respectively, related to revenue for services provided to certain unconsolidated investments in affiliates and interest earned on notes receivables from related parties. Receivables from affiliates were less than $0.1 million as of December 31, 2019 and 2018, respectively.
During the year ended December 31, 2018, the Company completed the acquisition of five commercial units at The Collection high-rise residential condominium project on Oahu from its joint venture partners for $6.9 million paid in cash.
During the year ended December 31, 2017, the Company extended a five-year construction loan secured by a mortgage on real property to one of its joint ventures. Receivables from this affiliate were $13.1 million and $13.5 million as of December 31, 2019 and 2018, respectively.
4.     DISCONTINUED OPERATIONS
In December 2016, the Company completed its final sugar harvest and ceased its sugar operations.
The revenue, operating income (loss), gain on asset dispositions, income tax benefit (expense) and after-tax effects of these transactions for the years ended December 31, 2019, 2018 and 2017 were as follows (in millions, except per share amounts):

	2019	2018	2017
Sugar operations revenue	$—	$—	$22.9
Sugar operations costs and expenses	—	—	22.5
Operating income (loss) from sugar operations	—	—	0.4
Sugar operations cessation costs	(1.1)	(0.6)	(2.7)
Gain (loss) on asset dispositions	(0.4)	—	6.0
Income (loss) from discontinued operations before income taxes	(1.5)	(0.6)	3.7
Income tax benefit (expense)	—	—	(1.3)
Income (loss) from discontinued operations, net of income taxes	$(1.5)	$(0.6)	$2.4

Basic earnings (loss) per share	$(0.02)	$(0.01)	$0.05
Diluted earnings (loss) per share	$(0.02)	$(0.01)	$0.04

There was no depreciation and amortization related to discontinued operations for the years ended December 31, 2019, 2018 and 2017.
5.     INVESTMENTS IN AFFILIATES
The Company's investments in affiliates consist principally of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting. The Company’s investments in affiliates totaled $167.6 million and $171.4 million as of December 31, 2019 and 2018, respectively. The amounts of the Company’s investment as of December 31, 2019 and 2018 that represent undistributed earnings of investments in affiliates were approximately $9.2 million and $7.8 million, respectively. Dividends and distributions from unconsolidated affiliates totaled $12.4 million in 2019, $51.1 million in 2018 and $10.4 million in 2017.

Operating results include the Company's proportionate share of net income (loss) from its equity method investments. A summary of combined financial information related to the Company's equity method investments as of December 31, 2019 and 2018 were as follows (in millions):

	2019	2018
Current assets	$79.3	$71.1
Non-current assets	697.9	755.8
Total assets	$777.2	$826.9

Current liabilities	$27.1	$26.8
Non-current liabilities	109.0	149.2
Total liabilities	$136.1	$176.0
A summary of the net income (loss) information related to the Company's equity method investments for each of the years ended December 31, 2019, 2018 and 2017 were as follows (in millions):

	2019	2018	2017
Revenues	$191.9	$243.6	$200.5
Operating costs and expenses	173.0	209.7	166.3
Gross profit (loss)	$18.9	$33.9	$34.2
Income (loss) from Continuing Operations*	$6.6	$17.4	$16.0
Net Income (loss)*	$6.6	$16.5	$15.5
* Includes earnings from equity method investments held by the investee.

The carrying value of the Company's investment in Kukui‘ula, which includes capital contributed by the Company to the joint venture and the value of land initially contributed, net of joint venture earnings and losses and impairments, was $116.2 million and $115.4 million as of December 31, 2019 and 2018, respectively. The total capital contributed to the joint venture by the Company as a percent of total committed was approximately 62% as of December 31, 2019. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture and, therefore, accounts for its investment using the equity method. Due to the complex nature of cash distributions to the members, net income of the joint venture is allocated to the members, including the Company, using the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the book value of net assets of the venture, excluding capital contributions and distributions made during the period.
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
Impairment of Investments in Affiliates: When there is evidence that the fair value of the Company's investments in affiliates that are accounted for under the equity method may be below the carrying value, the Company must determine if such decline in value is other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows that may consider various factors, including sales prices, development costs, market conditions and absorption rates, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results.
Weakness in particular real estate markets, difficulty in obtaining or renewing project-level financing or development approvals, and changes in the Company’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future. In the year ended December 31, 2019, the Company did not recognize any impairments of investments in affiliates.
During the fourth quarter of 2018, the Company recorded impairments of investments in affiliates of $188.6 million. This amount was primarily driven by an impairment in its investment in Kukui‘ula. In 2018, the Company determined that its investment in Kukui‘ula was other-than-temporarily impaired as a result of changing its strategy and no longer intending to hold its investment through the duration of the project. As a result, the Company estimated the fair value of its investment in Kukui‘ula (using a discounted cash flow model) to be below its carrying value and recorded a non-cash, other-than-temporary impairment of $186.8 million. The Company classified the fair value measurement as Level 3. The weighted average discount rate used in the valuation was 18.0%.

6.     REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when control of promised goods or services is transferred to the customer at an amount that reflects the consideration, which the Company expects to be entitled to in exchange for those goods or services.
The Company disaggregates revenue from contracts with customers by revenue type, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the years ended December 31, 2019 and 2018 was as follows (in millions):

	2019	2018
Revenues:
Commercial Real Estate	$160.6	$140.3
Land Operations:
Development sales revenue	57.2	54.3
Unimproved/other property sales revenue	32.4	210.5
Other operating revenue	24.5	24.7
Total Land Operations	114.1	289.5
Materials & Construction	160.5	214.6
Total revenues	$435.2	$644.4

The total amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations was $75.7 million and $128.7 million as of December 31, 2019 and 2018, respectively. The Company expects to recognize approximately 70% to 80% of this contract consideration as revenue in 2020, with the remaining recognized thereafter.
Timing of revenue recognition may differ from the timing of invoicing to customers. Certain construction contracts include retainage provisions that are customary in the industry (i.e., are not for financing purposes) and are included in Contracts retention. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customers. Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts earned and reimbursable under contracts, but have a conditional right for billing and payment, such as achievement of milestones or completion of the project. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced. Billings in excess of costs and estimated earnings on uncompleted contracts are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of December 31, 2019 and 2018:

(in millions)	2019	2018
Accounts receivable, net	$43.4	$49.6
Contracts retention	8.6	11.6
Costs and estimated earnings in excess of billings on uncompleted contracts	10.0	9.2
Billings in excess of costs and estimated earnings on uncompleted contracts	7.9	5.9
Variable consideration(1)	62.0	62.0
Other long term deferred revenue	5.6	1.2

(1) Variable consideration recorded in connection with the Agricultural Land Sale. See Note 21.
For the year ended December 31, 2019, the Company recognized revenue of approximately $4.7 million related to the Company's contract liabilities reported as of December 31, 2018. For the year ended December 31, 2018, the Company recognized revenue of approximately $4.2 million related to the Company's contract liabilities reported as of December 31, 2017. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.
Information related to uncompleted contracts as of December 31, 2019 and 2018 is as follows (in millions):

	2019	2018
Costs incurred on uncompleted contracts	$339.3	$218.0
Estimated earnings	38.3	30.3
Subtotal	377.6	248.3
Billings to date	(375.5)	(245.0)
Total	$2.1	$3.3

7.	REAL ESTATE PROPERTY, NET
Real estate property, net as of December 31, 2019 and 2018 includes the following (in millions):

	2019	2018
Land	$768.8	$638.3
Buildings	692.4	584.2
Other property improvements	79.0	71.3
Subtotal	1,540.2	1,293.8
Accumulated depreciation	(127.5)	(107.3)
Real estate property, net	$1,412.7	$1,186.5

8.     NOTES PAYABLE AND OTHER DEBT
As of December 31, 2019 and 2018, Notes payable and other debt consisted of the following (in millions):

			Principal Outstanding
Debt	Interest Rate (%)	Maturity Date	December 31, 2019	December 31, 2018
Secured:
Kailua Town Center	(1)	2021	$10.2	$10.5
Kailua Town Center #2	3.15%	2021	4.6	4.7
Heavy Equipment Financing	(2)	(2)	3.6	—
Laulani Village	3.93%	2024	62.0	62.0
Pearl Highlands	4.15%	2024	83.4	85.3
Manoa Marketplace	(3)	2029	59.5	60.0
Subtotal			$223.3	$222.5
Unsecured:
Term Loan 3	5.19%	2019	—	2.3
Term Loan 4	(4)	2019	—	9.4
Series D Note	6.90%	2020	16.2	32.5
Bank Syndicated Loan	(5)	2023	50.0	50.0
Series A Note	5.53%	2024	28.5	28.5
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	46.0	46.0
Series C Note	5.56%	2026	23.0	24.0
Series F Note	4.35%	2026	22.0	22.0
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	35.0	42.5
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$383.2	$419.7
Revolving Credit Facilities:
GLP Asphalt Revolving Credit Facility	(6)	2020	—	0.4
A&B Revolver	(7)	2022	98.7	136.6
Subtotal			98.7	137.0
Total Debt (contractual)			$705.2	$779.2
Unamortized debt premium (discount)			(0.1)	(0.2)
Unamortized debt issuance costs			(0.5)	(0.9)
Total debt (carrying value)			$704.6	$778.1

(1) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(2) Loans have stated rates ranging from 4.08% to 5.00% and stated maturity dates ranging from 2021 to 2023.
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

The Company's notes payable and other debt is categorized between debt instruments secured by real estate improved properties or other assets ("Secured Debt"), unsecured notes payable and other term loans ("Unsecured Debt") and lines of credit and borrowings under revolving credit facilities ("Revolving Credit Facilities") which includes the existing revolving credit facility used for general Company purposes ("A&B Revolver") as well as a revolving credit facility related to one of the consolidated subsidiaries in the M&C segment (the "GLP Asphalt Revolving Credit Facility").

Secured Debt
Kailua Town Center: On December 20, 2013, the Company consummated the acquisition of the Kailua Portfolio, a collection of retail assets on Oahu. In connection with the acquisition of the Kailua Portfolio, the Company assumed a $12.0 million mortgage note, which matures in September 2021, and an interest rate swap that effectively converts the floating rate debt to a fixed rate of 5.95% (see Note 15). As of December 31, 2019, the balance of the mortgage note was $10.2 million. The Company also secured a $5.0 million second mortgage on the Kailua Portfolio during the first quarter of 2017, which bears interest at 3.15% and matures in 2021. The second mortgage has an outstanding balance at December 31, 2019 of $4.6 million.
Heavy Equipment Financing: In connection with the M&C segment, the Company enters into leases for machinery related to its businesses that are classified as finance leases. Finance leases are further discussed in Note 9.
Laulani Village: In connection with asset acquisitions of commercial real estate improved properties made in the year ended December 31, 2018, the Company assumed a $62.0 million mortgage secured by Laulani Village that matures on May 1, 2024. The note bears interest at 3.93% and requires monthly interest payments of approximately $0.2 million until May 2020 and principal and interest payments of approximately $0.3 million thereafter.
Pearl Highlands: On September 17, 2013, the Company closed the purchase of Pearl Highlands Center, a 415,400-square-foot, fee simple retail center in Pearl City, Oahu (the “Property”), for $82.2 million in cash and the assumption of a $59.3 million mortgage loan, pursuant to the terms of the Real Estate Purchase and Sale Agreement, dated April 9, 2013, between PHSC Holdings, LLC and A&B Properties. On December 1, 2014, the Company refinanced and increased the amount of the loan secured by the Property. The new loan ("Refinanced Loan") was increased to $92.0 million and bears interest at 4.15%. The Refinanced Loan matures in December 2024, and requires monthly principal and interest payments of approximately $0.4 million. A final principal payment of approximately $73.0 million is due on December 8, 2024. The Refinanced Loan is secured by the Property under a Mortgage and Security Agreement between the Company and The Northwestern Mutual Life Insurance Company.
Manoa Marketplace: In 2016, ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC (the "Borrowers"), wholly owned subsidiaries of the Company, entered into a $60.0 million mortgage loan agreement ("Loan") with First Hawaiian Bank ("FHB"). The Loan bears interest at LIBOR plus 1.35% and matures on August 1, 2029. The Loan requires interest-only payments for the first 36 months and principal and interest payments for the remaining 120 months using a 25-year amortization period. A final principal payment of $41.7 million is due on August 1, 2029. The Company had previously entered into an interest rate swap with a notional amount equal to the principal amount on the debt to fix the variable interest rate on the related periodic interest payments at an effective rate of 3.14% (see Note 15). The Loan is secured by Manoa Marketplace under a Mortgage, Security Agreement and Fixture Filing between the Borrowers and FHB, dated August 1, 2016.
Assets Pledged as Collateral: The approximate book values of assets used in the Commercial Real Estate segment pledged as collateral under the foregoing credit agreements at December 31, 2019 was $374.5 million. The approximate book values of assets used in the Materials & Construction segment pledged as collateral under the foregoing credit agreements at December 31, 2019 was $3.8 million. There were no assets used in the Land Operations segment that were pledged as collateral.
Unsecured Debt
Term Loan 3: In connection with its M&C segment, Grace Pacific held a term loan with FHB which included interest at 5.19%. Outstanding amounts for Term Loan 3 were repaid in the year ended December 31, 2019; as of December 31, 2019, there is no outstanding balance of the Term Loan 3.
Term Loan 4: As part of a 2013 transaction where the Company obtained a controlling financial interest in Kukui‘ula Village LLC ("Village"), the Company consolidated the Village's assets and liabilities at fair value, which included a $9.4 million loan ("Term Loan 4") secured by a letter of credit. The Term Loan 4 was interest only and included interest at LIBOR plus 2.0%. Outstanding amounts for Term Loan 4 were repaid in the year ended December 31, 2019; as of December 31, 2019, there is no outstanding balance of the Term Loan 4.
Prudential Series Notes: In December 2015, the Company entered into an agreement (the "Prudential Agreement") with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") for an unsecured note purchase and private shelf facility that enabled the Company to issue notes in an aggregate amount up to $450.0 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement. The Prudential Agreement (which amended and renewed a then-existing agreement) had an issuance period that ended in December 2018 and contained certain restrictive covenants for the notes issued under the Prudential Agreement that were substantially the same as the covenants contained in the Historical Revolving Credit

Facility (defined below). Borrowings under the uncommitted shelf facility bear interest at rates that were determined at the time of borrowing.
In September 2017, the Company entered into an amendment of the Prudential Agreement (the "Pru Amendment"), which amended certain covenants (see below). Additionally, the Pru Amendment included a provision for a contingent incremental interest rate increase of 20 basis points on all outstanding notes that was based on the Company's ratio of debt to total adjusted asset value (as defined in the Pru Amendment) measured against the provision's allowed ratio 0.35 to 1.0 from the date of the amendment through September 30, 2018. If triggered, the contingent interest rate adjustment would continue until such time that the Company's ratio of debt to total adjusted asset value declined to 0.35 to 1.0 or below (at which point the provision would have no further force or effect). In October 2018, the provision was triggered and interest rates for all Prudential Series Notes increased by 20 basis points. In March 2019, based on the Company's subsequent leverage-based ratio falling below the provision's threshold. the interest rates for all Prudential Series Notes returned to their originally stated amounts at the time of the borrowing.
Bank Syndicated Loan: In February 2018, the Company entered into an agreement with Wells Fargo Bank, National Association ("Wells Fargo") and a syndicate of other financial institutions that provides for a $50.0 million term loan facility ("Wells Fargo Term Facility" or "Bank Syndicated Loan"). The Company also drew $50.0 million under the Wells Fargo Term Facility in February 2018 and used such term loan proceeds to repay amounts that were borrowed under the A&B Revolver. Borrowings under the Wells Fargo Term Facility bear interest at a stated rate, as defined, plus a margin that is determined using a leverage based pricing grid.
Term Loan 5: In November 2017, the Company entered into a rate lock commitment to draw $25.0 million under its Note Purchase and Private Shelf Agreement with AIG Asset Management (U.S.), LLC. Under the commitment, the Company drew $25.0 million in December 2017. The note bears interest at 4.30% and matures on December 20, 2029. Interest only is paid semi-annually and the principal balance is due at maturity.
Revolving Credit Facilities
GLP Asphalt Revolving Credit Facility: At December 31, 2017, the Company had, at one of its subsidiaries, GLP, a $30.0 million line of credit with a maturity date in October 2018. The credit line is collateralized by the subsidiary's accounts receivable, inventory and equipment and may only be used for asphalt purchase. The Company and the noncontrolling interest holders are guarantors, on a several basis, for their pro rata shares (based on membership interests) of borrowings under the line of credit. In September 2018, GLP entered into a Third Amended Credit Agreement with Wells Fargo, which amended and extended its existing $30.0 million committed revolving credit facility ("GLP Asphalt Revolving Credit Facility"). The GLP Asphalt Revolving Credit Facility maturity was extended to October 5, 2020. Additionally, the interest rate was reduced by 25 basis points and a fee of 20 basis points on the unused amount of the GLP Asphalt Revolving Credit Facility has been added. All other terms of the GLP Asphalt Revolving Credit Facility remain substantially unchanged. As of December 31, 2019, there is no outstanding balance on the GLP Asphalt Revolving Credit Facility.
The GLP Asphalt Revolving Credit Facility contains certain restrictive covenants. Based on its net income after taxes in the year ended December 31, 2019, GLP was not in compliance with all of the covenants and received waivers on such requirements. As noted above, as of December 31, 2019, there is no outstanding balance on the GLP Asphalt Revolving Credit Facility.
A&B Revolver: The Company had a revolving senior credit facility that provided for an aggregate $350.0 million, five-year unsecured commitment (the "Historical Revolving Credit Facility"), with an uncommitted $100.0 million increase option. The Historical Revolving Credit Facility also provided for a $100.0 million sub-limit for the issuance of standby and commercial letters of credit and an $80.0 million sub-limit for swing line loans. Amounts drawn under the facilities would bear interest at a stated rate, as defined, plus a margin that is determined based on a pricing grid using the ratio of debt to total adjusted asset value, as defined. The agreement contained certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio, and limitations on priority debt, as defined in the agreement. In December 2015, the Historical Revolving Credit Facility was amended to extend the maturity date to December 2020.
In September 2017, the Company entered into a Second Amended and Restated Credit Agreement ("A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, and other lenders party thereto, which amended and restated the existing $350.0 million commitment under the Historical Revolving Credit Facility. The A&B Revolver increased the total revolving commitments to $450.0 million, extended the term of the facilities to September 15, 2022, amended certain covenants (see below), and reduced the interest rates and fees charged under the Historical Revolving Credit Facility. All other terms under the Historical Revolving Credit Facility remained substantially unchanged.

At December 31, 2019, the Company had $98.7 million of revolving credit borrowings outstanding, $1.7 million in letters of credit had been issued against the facility, and $349.6 million remained available.
Covenants under A&B Revolver and Pru Amendment (Subsequent to Amendments)
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

As a result of the special distribution that was declared on November 16, 2017 and settled on January 23, 2018 related to the Company's REIT conversion, the Company received waivers related to the impact of the Special Distribution on the minimum shareholder’s equity computation for the A&B Revolver and its unsecured term loan agreements.
Debt Maturities
At December 31, 2019, debt maturities during the next five years and thereafter, excluding amortization of debt discount or premium, are $30.9 million in 2020, $43.3 million in 2021, $128.5 million in 2022, $84.3 million for 2023, $157.0 million in 2024, and $261.2 million thereafter.

9.	LEASES - THE COMPANY AS LESSEE
Principal non-cancelable operating leases include land, office space, harbors and equipment that have lease terms that expire through 2043. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. The Company has equipment under finance leases with lease terms that expire through 2023.
Lease expense for operating leases that provide for future escalations are accounted for on a straight-line basis. For the year ended December 31, 2019, lease expense under operating and finance leases was as follows (in millions):

2019
Operating lease cost	$5.1
Finance lease cost:
Amortization of right-of-use assets	0.6
Interest on lease liabilities	0.1
Total lease cost	$5.8

Short-term lease cost and variable lease cost were $0.7 million, $0.5 million, respectively, in the year ended December 31, 2019. Sublease income was $0.3 million in the year ended December 31, 2019.
Lease expense for operating leases totaled $6.1 million for the years ended December 31, 2018 and 2017.
Supplemental balance sheet information related to operating and finance leases as of December 31, 2019 was as follows:

Weighted-average remaining lease term (years) - operating leases	9.3
Weighted-average remaining lease term (years) - finance leases	3.3
Weighted-average discount rate - operating leases	4.4%
Weighted-average discount rate - finance leases	3.1%

Supplemental cash flow information related to operating and finance leases for the year ended December 31, 2019 was as follows (in millions):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5.3
Operating cash outflows from financing leases	$0.1
Financing cash flows from finance leases	$0.6

Future lease payments under non-cancelable operating and finance leases as of December 31, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2020	$4.6	$1.2
2021	4.5	1.1
2022	4.5	0.8
2023	3.3	0.5
2024	2.6	—
Thereafter	8.9	—
Total lease payments	28.4	3.6
Less: Interest	(6.8)	(0.1)
Total lease liabilities	$21.6	$3.5

Lease liabilities for operating and finance leases as of December 31, 2019 are presented in the table above. ROU assets for operating and finance leases as of December 31, 2019 were $21.8 million and $3.8 million, respectively.
Future lease payments under non-cancelable operating leases as of December 31, 2018 were as follows (in millions):

December 31, 2018
2019	$5.5
2020	5.4
2021	5.3
2022	5.3
2023	4.5
Thereafter	13.9
$39.9

10.	LEASES - THE COMPANY AS LESSOR
The Company leases real estate property to tenants under operating leases. The leased property as of December 31, 2019 and 2018 was as follows (in millions):

	2019	2018
Leased property - real estate	$1,511.3	$1,263.0
Less accumulated depreciation	(125.0)	(104.4)
Property under operating leases - net	$1,386.3	$1,158.6

Total rental income under these operating leases were as follows (in millions):

2019
Fixed lease payments	$111.2
Variable lease payments	51.8
Total	$163.0

Contingent rentals amounted to $4.7 million and $4.4 million for the years ended December 31, 2018 and 2017, respectively.
Future minimum rentals on non-cancelable operating leases as of December 31, 2019 were as follows (in millions):

2020	$117.5
2021	105.0
2022	92.8
2023	82.5
2024	70.5
Thereafter	510.2
Total lease receivables	$978.5

Future minimum rentals on non-cancelable operating leases as of December 31, 2018 were as follows (in millions):

Operating Leases
2019	$97.6
2020	96.2
2021	78.2
2022	69.3
2023	59.9
Thereafter	407.8
Total	$809.0

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
Plan Administration, Investments and Asset Allocations: As the plan sponsor for its defined benefit pension plan, the Company is responsible for the investment and management of the pension plan assets. The Company manages the pension plan assets based upon a liability-driven investment strategy, which seeks to increase the correlation of the pension plan assets and liabilities to reduce the volatility of the plan's funded status and, over time, improve the funded status of the plan. As a result, the asset allocation of the defined benefit pension plan is weighted toward fixed income investments, which reduces investment volatility, but also reduces investment returns over time. In connection with the liability-driven investment strategy, the Company appointed an investment adviser that directs investments and selects investment options, based on established guidelines.
The Company’s weighted-average asset allocations at December 31, 2019 and 2018, and 2019 year-end target allocation, by asset category, were as follows:

	Target	2019	2018
Fixed income securities	100%	99%	99%
Cash and cash equivalents	—%	1%	1%
Total	100%	100%	100%

Fixed income debt securities include investment-grade corporate bonds from diversified industries and U.S. Treasuries.
The expected return on plan assets assumption (4.30% for 2019) is principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability-driven investment strategy, and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans with similar asset mixes. For the years ended December 31, 2019 and 2018, the plan assets experienced a positive return of 18.08% and a negative return of 5.10%, respectively.
The Company’s pension plan assets are held in a master trust and stated at estimated fair value, which is based on the fair values of the underlying investments. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.
The fair values of the Company’s defined benefit pension plan assets at December 31, 2019 and 2018, by asset category, are as follows (in millions):

	Fair Value Measurements at
	December 31, 2019			December 31, 2018
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Asset Category
Cash and cash equivalents	$1.2	$1.2	$—	$1.4	$1.4	$—
Fixed income securities
U.S. Treasury obligations	—	—	—	—	—	—
Domestic corporate bonds and notes	—	—	—	—	—	—
Foreign corporate bonds	—	—	—	—	—	—
Assets measured at NAV	189.3	—	—	172.2	—	—
Total	$190.5	$1.2	$—	$173.6	$1.4	$—
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
Contributions are determined annually for each plan by the Company’s pension Administrative Committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. In 2019 and 2018, the Company made no contributions to its defined benefit pension plans. In 2017, the Company contributed approximately $49.2 million to its defined benefit pension plans. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.
For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service.
In 2007, the Company changed the traditional defined benefit pension plan formula for new non-bargaining unit employees hired after January 1, 2008 and, replaced it with a cash balance defined benefit pension plan formula. Subsequently, effective January 1, 2012, the Company changed the benefits under its traditional defined benefit plans for non-bargaining unit employees hired before January 1, 2008 and, replaced the benefit with the same cash balance defined benefit pension plan formula provided to those employees hired after January 1, 2008. Retirement benefits under the cash balance pension plan formula are based on a fixed percentage of eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the 10-year U.S. Treasury rate. During the year ended December 31, 2019, the Company amended the cash balance pension plan such that, effective January 1, 2020, benefit accruals under the cash balance formula would cease and would be replaced with a non-elective contribution by the Company into a defined contribution plan. All accumulated benefits under the traditional defined benefit pension plan and the cash balance pension plan will remain credited to employees' accounts under the amendments made in 2019.
Benefit Plan Assets and Obligations: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2019 and 2018 and are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2019	2018	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation at beginning of year	$189.6	$206.1	$10.6	$12.3	$2.7	$3.4
Service cost	2.3	1.8	0.1	0.1	0.1	0.1
Interest cost	8.0	7.4	0.4	0.4	0.1	0.1
Plan participants’ contributions	—	—	0.8	0.8	—	—
Actuarial (gain) loss	19.0	(11.8)	(0.3)	(1.4)	0.2	(0.2)
Benefits paid	(14.5)	(13.9)	(1.5)	(1.6)	(0.3)	(0.1)
Settlement	—	—	—	—	—	(0.6)
Benefit obligation at end of year	$204.4	$189.6	$10.1	$10.6	$2.8	$2.7

Change in Plan Assets
Fair value of plan assets at beginning of year	$173.6	$197.6	$—	$—	$—	$—
Actual return on plan assets	31.4	(10.1)	—	—	—	—
Employer contributions	—	—	0.8	0.8	0.3	0.7
Participant contributions	—	—	0.7	0.8	—	—
Benefits paid	(14.5)	(13.9)	(1.5)	(1.6)	(0.3)	(0.1)
Settlement	—	—	—	—	—	(0.6)
Fair value of plan assets at end of year	$190.5	$173.6	$—	$—	$—	$—

Funded Status and Recognized Liability[1]	$(13.9)	$(16.0)	$(10.1)	$(10.6)	$(2.8)	$(2.7)

1 Presented as Accrued pension and post-retirement benefits as of December 31, 2019 and 2018.
The accumulated benefit obligation for the Company’s qualified pension plans was $204.4 million and $189.6 million at December 31, 2019 and 2018, respectively. Amounts recognized on the consolidated balance sheets in accumulated other comprehensive income (loss) at December 31, 2019 and 2018 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2019	2018	2019	2018	2019	2018
Net loss (gain) (net of taxes)	$47.4	$56.2	$(0.2)	$—	$0.8	$0.5
Unrecognized prior service credit (net of taxes)	—	(1.4)	—	—	—	(0.1)
Total	$47.4	$54.8	$(0.2)	$—	$0.8	$0.4

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2019 and 2018 are shown below (in millions):

	2019	2018
Projected benefit obligation	$204.4	$189.6
Accumulated benefit obligation	$204.4	$189.6
Fair value of plan assets	$190.5	$173.6

The estimated prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2020 is negligible. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2020 is $2.4 million. The estimated net loss for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in 2020 is negligible. The estimated prior service cost for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in 2020 is negligible.

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
Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2019, 2018, and 2017, are shown below (in millions):

	Pension Benefits			Post-retirement Benefits			Non-qualified Plan Benefits
Components of Net Periodic Benefit Cost	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$(2.3)	$(1.8)	$(2.8)	$(0.1)	$(0.1)	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Interest cost	(8.0)	(7.4)	(8.0)	(0.4)	(0.4)	(0.4)	(0.1)	(0.1)	(0.2)
Expected return on plan assets	7.3	8.2	9.4	—	—	—	—	—	—
Amortization of net loss	(4.1)	(4.2)	(4.1)	0.1	(0.3)	—	—	(0.1)	(0.2)
Amortization of prior service cost	0.6	0.5	0.5	—	—	—	0.1	0.2	0.3
Curtailment gain (loss)	1.3	—	—	—	—	—	0.1	0.6	0.3
Settlement gain (loss)	—	—	—	—	—	—	—	(0.1)	(1.4)
Net periodic benefit cost	$(5.2)	$(4.7)	$(5.0)	$(0.4)	$(0.8)	$(0.5)	$—	$0.4	$(1.3)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net gain (loss)	$5.2	$(6.5)	$(2.4)	$0.3	$1.4	$(0.7)	$(0.2)	$0.2	$(0.1)
Amortization of net loss[1]	4.1	4.2	4.1	(0.1)	0.3	—	—	0.1	0.2
Amortization of prior service credit[1]	(0.6)	(0.5)	(0.5)	—	—	—	(0.1)	(0.2)	(0.3)
Curtailment gain recognition of prior service credit[1]	(1.3)	—	—	—	—	—	(0.1)	(0.6)	(0.3)
Recognition of settlement loss[1]	—	—	—	—	—	—	—	0.1	1.4
Total recognized in other comprehensive income (loss)	7.4	(2.8)	1.2	0.2	1.7	(0.7)	(0.4)	(0.4)	0.9
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$2.2	$(7.5)	$(3.8)	$(0.2)	$0.9	$(1.2)	$(0.4)	$—	$(0.4)

1 Represents amortization or recognition of balances previously recorded to Accumulated other comprehensive income (loss) in the consolidated balance sheets and recognized as a component of net periodic benefit cost.
The weighted average assumptions used to determine benefit information during 2019, 2018, and 2017 were as follows:

	Pension Benefits			Post-retirement Benefits			Non-qualified Plan Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Weighted Average Assumptions
Discount rate	3.29%	4.33%	3.70%	3.38%	4.38%	3.70%	2.48%	3.78%	3.50%
Expected return on plan assets	4.30%	4.30%	6.80%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	0.5%-3%	0.5%-3%	0.5%-3%	0.5%-3%	0.5%-3%	0.5%-3%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	6.00%	6.20%	6.50%	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A	4.50%	4.50%	4.50%	N/A	N/A	N/A
Year ultimate rate is reached	N/A	N/A	N/A	2037	2037	2037	N/A	N/A	N/A

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, at December 31, 2019, 2018, and 2017 and the net periodic post-retirement benefit cost for 2019, 2018, and 2017 would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits One Percentage Point
	Increase			Decrease
	2019	2018	2017	2019	2018	2017
Effect on total of service and interest cost components	$0.1	$0.1	$0.1	$—	$(0.1)	$—
Effect on post-retirement benefit obligation	$1.0	$1.0	$1.3	$(0.8)	$(0.8)	$(1.0)

Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	2020	2021	2022	2023	2024	2024-2028
Estimated Benefit Payments
Pension	13.1	13.0	13.0	12.7	12.7	60.4
Post-retirement Benefits	0.8	0.7	0.7	0.6	0.6	2.7
Non-qualified Plan Benefits	—	1.2	—	—	—	1.8

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

The Company's participation in these plans for the year ended December 31, 2019, is outlined in the table below. The "EIN Pension Plan Number" column provides the Employee Identification Number (EIN) and the 3-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available in 2019 is for the plan's year-end as of December 31, 2018, for the Pension Trust Fund for Operating Engineers Pension Plan and Laborer's National (Industrial) Pension Fund. The zone status available for 2019 for the Hawai‘i Laborers Trust Funds is for the plan year-end as of February 28, 2019. GPRS and GPRM have separate contracts and different expiration dates with the Hawai‘i Laborers Trust Fund. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans that are less than 65% funded are "red zone" plans in need of reorganization; plans between 65% and 80% funded or that have an accumulated funding deficiency or are expected to have a deficiency in any of the next six years are "yellow zone" plans; plans that meet both of the "yellow zone" criteria are "orange zone" plans; and if the plan is funded more than 80%, it is a "green zone" plan. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

		Pension Protection Act Zone Status	FIP/RP Status	Contribution by Entity	Contribution by Entity	Contribution by Entity	Surcharge Imposed	Expiration Date	Current Plan Year End
Fund	EIN Plan No.	2019 and 2018	Pending/Implemented	Jan. 1 - Dec. 31, 2019	Jan. 1 - Dec. 31, 2018	Jan. 1 - Dec. 31, 2017
Operating Engineers	94-6090764; 001	Yellow	Yes	$4.1	$4.7	$4.9	No	8/30/20	12/31/19
Laborers National	52-6074345; 001	Yellow	Yes	0.2	0.2	0.2	No	8/31/21	12/31/19
Hawai‘i Laborers (GPRM)	99-6025107; 001	Green	No	1.1	0.9	0.8	No	8/30/20	2/28/20
Hawai‘i Laborers (GPRS)	99-6025107; 001	Green	No	0.2	0.2	0.2	No	9/30/24	2/28/20
Total				$5.6	$6.0	$6.1

Based upon the most recently available annual reports, the Company's contribution to one plan, the Hawai‘i Laborers Trust Fund, represented more than 5% of the plan's total contributions.
Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Code and provides matching contributions of up to 3% of eligible compensation. The Company’s matching contributions expensed under these plans totaled $0.2 million in the year ended December 31, 2019 and $0.6 million in each of the years ended December 31, 2018 and 2017. The Company also maintains profit sharing plans and, if a minimum threshold of Company performance is achieved, provides contributions of 1% to 5%, depending upon Company performance above the minimum threshold. There were $0.3 million and $0.4 million of profit sharing contribution expenses recognized in the years ended December 31, 2019 and 2018, and no profit sharing contribution expenses in 2017.
Grace 401(k) Plans: The Company allows for discretionary non-elective employer contributions up to the sum of 10% of each eligible employee's compensation for the 12 months in the plan year, subject to certain limitations. Management revenue sharing bonuses can be deferred to the employee's 401(k) account, but will be subject to the IRS' annual limit on employee elective deferrals. Grace recognized discretionary employer contribution and revenue sharing expense of $1.1 million, $1.8 million and $2.0 million in the years ended December 31, 2019, 2018 and 2017, respectively.

12.	INCOME TAXES
For taxable years prior to 2017, the Company filed a consolidated federal income tax return, which included all of its wholly owned subsidiaries. On October 15, 2018, the Company filed its 2017 Form 1120-REIT with the Internal Revenue Service. The Company's taxable REIT subsidiary ("TRS") filed separately as a C corporation. The Company also files separate income tax returns in various states. The Company completed the necessary preparatory work and obtained the necessary approvals such that the Company believes it has been organized and operates in a manner that enables it to qualify, and continue to qualify, as a REIT for federal income tax purposes.
As a REIT, the Company will generally be allowed a deduction for dividends that it pays, and therefore, will not be subject to United States federal corporate income tax on its taxable income that is currently distributed to shareholders. The Company may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned by its TRS. In addition, the Company could be subject to corporate income taxes related to assets held by the REIT that are sold during the 5-year period following the date of conversion, to the extent such sold assets had a built-in gain as of January 1, 2017. The Company does not intend to dispose of any REIT assets after the REIT conversion within the 5-year period, unless various tax planning strategies, including Internal Revenue Code Section 1031 like-kind exchanges or other deferred tax structures are available to mitigate the built-in gain tax liability of conversion.
Distributions with respect to the Company’s common stock can be characterized for federal income tax purposes as ordinary income, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Taxable distributions paid for the years ended December 31, 2019 and 2017 were classified as ordinary income. Distributions paid for the year ended December 31, 2018 included taxable ordinary income and a non-taxable return of capital.

The income tax expense (benefit) on income (loss) from continuing operations for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in millions):

	2019	2018	2017
Current:
Federal	$(1.6)	$(0.3)	$(2.6)
State	(0.4)	—	(0.5)
Current	$(2.0)	$(0.3)	$(3.1)
Deferred:
Federal	$—	$14.0	$(200.7)
State	—	2.6	(14.4)
Deferred	$—	$16.6	$(215.1)
Income tax expense (benefit)	$(2.0)	$16.3	$(218.2)

Income tax expense (benefit) for the years ended December 31, 2019, 2018, and 2017 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2019	2018	2017
Computed federal income tax expense	$(8.2)	$(11.1)	$3.3
State income taxes	(5.1)	(15.6)	0.1
Valuation allowance	8.3	84.4	6.9
REIT rate differential	(7.9)	(51.5)	(2.2)
Tax credits, including solar	—	—	(0.3)
Return-to-provision adjustments	—	—	(1.1)
Amended return	(1.1)	0.6	(0.1)
Share-based compensation	—	—	(4.0)
Noncontrolling interest	0.5	(0.6)	(0.7)
Rate change effect related to REIT conversion	—	—	(223.0)
Rate change effect related to Tax Cuts and Jobs Act of 2017	—	—	3.0
Impairments	12.4	10.7	—
Other—net	(0.9)	(0.6)	(0.1)
Income tax expense (benefit)	$(2.0)	$16.3	$(218.2)

The change in the Company's effective tax rate for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily due to the Company establishing a valuation allowance in 2018 on its net deferred tax assets and recognizing substantial 2018 REIT income related to the Agricultural Land Sale in 2018. In addition, the Company recognized a benefit in the year ended December 31, 2019 for the interest income on federal refunds resulting from amended returns.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 were as follows (in millions):

	2019	2018
Deferred tax assets:
Employee benefits	$10.4	$10.6
Capitalized costs	6.2	9.7
Joint ventures and other investments	49.1	55.7
Impairment and amortization	0.9	0.8
Solar investment benefits	16.7	16.7
Insurance and other reserves	3.2	2.6
Disallowed interest expense	8.4	4.4
Net operating losses	17.6	8.3
Operating lease liability	2.6	—
Other	3.4	1.5
Total deferred tax assets	$118.5	$110.3
Valuation allowance	(99.3)	(91.5)
Total net deferred tax assets	$19.2	$18.8

Deferred tax liabilities:
Property (including tax-deferred gains on real estate transactions)	$16.0	$17.0
Interest rate swap	—	1.0
Operating lease asset	2.5	—
Other	0.7	0.8
Total deferred tax liabilities	$19.2	$18.8

Net deferred tax assets (liabilities)	$—	$—

Federal tax credit carryforwards at December 31, 2019 totaled $8.8 million and will expire in 2036. State tax credit carryforwards at December 31, 2019 totaled $6.9 million and may be carried forward indefinitely under state law. As of December 31, 2019, the Company had federal net operating loss carryforwards of $12.6 million, $3.4 million of which expire in 2037, with the remaining being carried forward indefinitely under federal law. As of December 31, 2019, the Company had state net operating loss carryforwards of $5.0 million, of which $0.6 million of California net operating loss carryforwards will expire in 2030, $1.4 million of Hawai‘i net operating loss carryforwards will expire in 2037, and the remaining $3.0 million of Hawai‘i net operating loss carryforwards to be carried forward indefinitely.
A valuation allowance must be provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities and appropriate tax law.
Due to the recent losses the Company has generated in its TRS, the Company believes that it is more likely than not that its U.S. and state deferred tax assets will not be realized as of December 31, 2019. Therefore, the Company recorded an increase in the valuation allowance of $7.8 million on its net U.S. and state deferred tax assets for the current period. Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets may cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which reversal of a valuation allowance should occur.

	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
2019	$91.5	$7.8	$—	$99.3
2018	$6.9	$84.6	$—	$91.5
2017	—	6.9	—	6.9

The Company’s income taxes receivable has been increased by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. There were no net tax benefits from share-based transactions for 2019 or 2018.
The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. As of December 31, 2019, the Company recognized a $1.1 million benefit for the interest income on federal refunds resulting from amended returns. The Company has not identified any material unrecognized tax positions and as such has no related interest or penalty accruals.
As of December 31, 2019, tax years 2016 and later are open to audit by the tax authorities. As of December 31, 2019, the Company has one open tax examination for the 2016 Hawai‘i state income tax return. The Company believes that the result of this audit will not have a material adverse effect on its results of operations, financial condition or liquidity.
13.    SHARE-BASED PAYMENT AWARDS
The 2012 Incentive Compensation Plan ("2012 Plan") allows for the granting of stock options, restricted stock units and common stock. During 2018, the Company retroactively approved an increase to the shares of common stock reserved for issuance at January 1, 2018 from 4.3 million shares to 5.3 million shares. As of December 31, 2019 there were 1.5 million remaining shares available for grants. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.
The 2012 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs, as more fully described below.
Discretionary Grant Program: Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100% of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of ten years. There were no option grants in 2019, 2018 or 2017, and the Company currently has no plans to issue options in the future.
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
The following table summarizes the Company's stock option activity for the year ended December 31, 2019 (in thousands, except weighted-average exercise price and weighted-average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2019	580.1	$12.91
Exercised	(225.8)	$11.29
Canceled	(2.1)	$13.11
Outstanding, December 31, 2019	352.2	$13.95	1.5 years	$2,441
Vested or expected to vest	352.2	$13.95	1.5 years	$2,441
Exercisable, December 31, 2019	352.2	$13.95	1.5 years	$2,441

The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2019 (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2019	421.3	$25.91
Granted	264.0	$20.05
Vested	(149.5)	$23.72
Canceled	(81.1)	$22.24
Outstanding, December 31, 2019	454.7	$23.88

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
As of December 31, 2019, there was $5.0 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 plan; that cost is expected to be recognized over a period of three years.
The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2019 Grants	2018 Grants	2017 Grants
Volatility of A&B common stock	23.6%	22.7%	24.1%
Average volatility of peer companies	24.2%	21.6%	25.6%
Risk-free interest rate	2.5%	2.3%	1.6%

The weighted-average grant date fair value of the time-based restricted units and market-based performance share units granted in 2019, 2018 and 2017 was $20.05, $28.76 and $42.85, respectively. No compensation cost is recognized for actual forfeitures of time-based or market-based awards if an employee is terminated prior to rendering the requisite service period. There was no tax benefit realized upon vesting for the years ended December 31, 2019 and 2018. Tax benefit realized upon vesting was $1.0 million for the year ended December 31, 2017.
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Share-based expense:
Time-based and market-based restricted stock units	$5.4	$4.7	$4.4
Total share-based expense	5.4	4.7	4.4
Total recognized tax benefit	—	—	(0.5)
Share-based expense (net of tax)	$5.4	$4.7	$3.9

Cash received upon option exercise	$2.6	$0.4	$8.1
Intrinsic value of options exercised	$2.6	$0.4	$13.2
Tax benefit realized upon option exercise	$—	$—	$4.2
Fair value of stock vested	$4.5	$4.0	$3.7

14.    COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies: Commitments and financial arrangements not recorded on the Company's consolidated balance sheet, excluding lease commitments that are disclosed in Note 9, included the following (in millions) at December 31, 2019:

Standby letters of credit(a)	$1.7
Bonds(b)	$383.9

(a) Consists of standby letters of credit, issued by lenders under the Company’s revolving credit facilities, and relate primarily to the Company’s self insurance and workers' compensation plans. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit.
(b) Represents bonds related to construction and real estate activities in Hawai‘i. Approximately $364.6 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds) and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of December 31, 2019, the Company's estimated remaining exposure, assuming defaults on all existing contractual construction obligations, was approximately $39.4 million.
Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety in exchange for the issuance of surety bonds that cover joint venture construction activities, such as project amenities, roads, utilities, and other infrastructure, at its joint ventures. Under the indemnities, the Company and its joint venture partners agree to indemnify the surety bond issuer from all losses and expenses arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date. The recorded amounts of the indemnity liabilities were not material, individually or in the aggregate.
The Company is a guarantor of indebtedness for an unconsolidated joint ventures' borrowing from a third party lender, related to the repayment of a construction loan and performance of construction for the underlying project. At December 31, 2019, the Company's limited guarantee on the indebtedness totaled $3.1 million.
Legal Proceedings and Other Contingencies: Prior to the Agricultural Land Sale of approximately 41,000 acres of agricultural land on Maui to Mahi Pono in December 2018, the Company, through East Maui Irrigation Company, LLC ("EMI"), also owned approximately 16,000 acres of watershed lands in East Maui and also held four water licenses to approximately 30,000 acres owned by the State of Hawai‘i in East Maui. The sale to Mahi Pono includes the sale of a 50% interest in EMI (which closed February 1, 2019), and provides for the Company and Mahi Pono, through EMI, to jointly continue the existing process to secure a long-term lease from the State for delivery of irrigation water to Mahi Pono for use in Central Maui.
The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the completion by the BLNR of a contested case hearing it ordered to be held on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties filed a lawsuit on April 10, 2015 (the "Initial Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asked the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to reaffirm its prior decisions to keep the permits in holdover status. This decision by the BLNR was challenged by the three parties. In January 2016, the court ruled in the Initial Lawsuit that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year (the "Initial Ruling"). The Initial Ruling was appealed to the Intermediate Court of Appeals ("ICA") of the State of Hawai‘i.
In May 2016, while the appeal of the Initial Ruling was pending, the Hawai‘i State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 126 in June 2016. Pursuant to Act 126, the annual authorization of the existing holdover permits was sought and granted by the BLNR in December 2016, November 2017 and November 2018 for calendar years 2017, 2018 and 2019. No extension of Act 126 was approved by the Hawai‘i State Legislature in 2019.
In June 2019, the ICA vacated the Initial Ruling, effectively reversing the determination that the BLNR lacked authority to keep the revocable permits in holdover status beyond one year (the "ICA Ruling"). The ICA remanded the case back to the trial court to determine whether the holdover status of the permits was both (a) "temporary" and (b) in the best interest of the State, as required by statute. The plaintiffs filed a motion with the ICA for reconsideration of its decision, which was denied on July 5, 2019. On September 30, 2019, the plaintiffs filed a request with the Supreme Court of Hawai‘i to review and reverse the ICA

Ruling. On November 25, 2019, the Supreme Court of Hawai‘i granted the plaintiffs' request to review the ICA Ruling. On October 11, 2019, the BLNR took up the renewal of all the existing water revocable permits in the state, acting under the ICA Ruling, and approved the continuation of the four East Maui water revocable permits for another one-year period through December 31, 2020.
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club contesting the BLNR's November 2018 approval of the 2019 revocable permits was denied by the BLNR. On January 7, 2019, Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B, and EMI, seeking to invalidate the 2019 extension of the revocable permits for, among other things, failure to perform an EA. The lawsuit also seeks to have the BLNR enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA has been dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. In connection with A&B’s obligation to continue the existing process to secure a long-term water lease from the State, A&B and EMI will defend against the remaining claims made by the Sierra Club.
The Company is a party to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company's consolidated financial statements as a whole.
15.    DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its floating rate debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and floating rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
The Company has an interest rate swap agreement with a notional amount of $59.5 million as of December 31, 2019, which is designated as a cash flow hedge. The Company structured the interest rate swap agreement to hedge the variability of future interest payments due to changes in interest rates with regards to the Company's long-term debt. A summary of the key terms related to the Company's outstanding cash flow hedge as of December 31, 2019, is as follows (dollars in millions):

Effective	Maturity	Fixed	Notional Amount at	Fair Value at		Classification on
Date	Date	Interest Rate	December 31, 2019	December 31, 2019	December 31, 2018	Balance Sheet
4/7/2016	8/1/2029	3.14%	$59.5	$(0.2)	$3.9	Accrued and other liabilities

The liability related to the interest rate swap as of December 31, 2019 is presented within Accrued and other liabilities in the consolidated balance sheet. The asset related to the interest rate swap as of December 31, 2018 was presented within Prepaid expenses and other assets. The changes in fair value of the cash flow hedge are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
Non-designated Hedges
As of December 31, 2019, the Company has one interest rate swap that has not been designated as a cash flow hedge, whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed	Notional Amount at	Fair Value at		Classification on
Date	Date	Interest Rate	December 31, 2019	December 31, 2019	December 31, 2018	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.2	$(0.5)	$(0.5)	Accrued and other liabilities

The following table represents the pre-tax effect of the derivative instruments in the Company's consolidated statement of comprehensive income (loss) during the years ended December 31, 2019 and 2018 (in millions):

	2019	2018
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$(4.0)	$1.0
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(0.1)	$—

The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in Interest and other income (loss) in its consolidated statements of operations. There were no amounts recognized in 2019 and $0.4 million of gains recognized in 2018 related to changes in fair value.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.
16.    EARNINGS PER SHARE ("EPS")
Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards, as well as adjusted by the number of additional shares, if any, that would have been outstanding had the potentially dilutive common shares been issued.
The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B shareholders and net income (loss) available to A&B shareholders for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Income (loss) from continuing operations	$(36.9)	$(69.2)	$228.1
Exclude: (Income) loss attributable to noncontrolling interest	2.0	(2.2)	(2.2)
Income (loss) from continuing operations attributable to A&B shareholders	(34.9)	(71.4)	225.9
Exclude: (Increase) decrease in carrying value of redeemable non-controlling interest	—	—	1.8
Income (loss) from continuing operations available to A&B shareholders	(34.9)	(71.4)	227.7
Distributions and allocations to participating securities	(0.2)	—	—
Income (loss) from continuing operations available to A&B common shareholders	(35.1)	(71.4)	227.7
Income (loss) from discontinued operations available to A&B common shareholders	(1.5)	(0.6)	2.4
Net income (loss) available to A&B common shareholders	$(36.6)	$(72.0)	$230.1
The number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 were as follows (in millions):

	2019	2018	2017
Denominator for basic EPS - weighted average shares outstanding	72.2	70.6	49.2
Effect of dilutive securities:
Stock options and restricted stock unit awards	—	—	0.8
Special Distribution	—	—	3.0
Denominator for diluted EPS - weighted average shares outstanding	72.2	70.6	53.0

There were 0.2 million shares of anti-dilutive securities outstanding during the year ended December 31, 2019. There were no shares of anti-dilutive securities outstanding during the years ended December 31, 2018 and 2017.
17.     REDEEMABLE NONCONTROLLING INTEREST
The Company has a 70% ownership interest in GLP through its ownership of Grace Pacific. The redeemable noncontrolling interest of GLP is recorded at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss and distributions, or (ii) the redemption value, which is derived from a specified formula. These adjustments are reflected in the computation of earnings per share using the two-class method.

18.    CESSATION OF SUGAR OPERATIONS
A summary of the pre-tax costs for the year ended December 31, 2019 and cumulative pre-tax costs associated with the cessation of sugar operations were as follows (in millions):

	Year Ended December 31, 2019	Cumulative Amount
Employee severance benefits and related costs	$—	$22.1
Asset write-offs and accelerated depreciation	—	71.3
Property removal, restoration and other exit-related costs	1.1	11.2
Total cessation-related costs	$1.1	$104.6
Activity of the cessation-related liabilities during the year ended December 31, 2019 were as follows (in millions):

Other Exit Costs[1]
Balance at December 31, 2018	$4.1
Expense	1.1
Cash payments	(1.4)
Balance at December 31, 2019	$3.8

1 Includes asset retirement obligations.
Cessation-related liabilities are presented within Accrued and other liabilities in the accompanying consolidated balance sheets at December 31, 2019 and 2018.
19.    SEGMENT RESULTS
Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company operates and reports on three segments: Commercial Real Estate; Land Operations; and Materials & Construction.
The Commercial Real Estate segment owns, operates, and manages a portfolio of retail, office and industrial properties in Hawai‘i totaling 3.9 million square feet of gross leasable area. The Company also leases approximately 153.8 acres of commercial land in Hawai‘i to third-party lessees.
The Land Operations segment generates its revenues and creates value through an active and comprehensive program of land stewardship, planning, entitlement, development, real estate investment and sale of land and commercial and residential properties, principally in Hawai‘i.
The Materials & Construction segment performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells rock and sand aggregates; produces and sells asphaltic concrete; provides and sells various construction- and traffic-control-related products and manufactures and sells precast concrete products.
The accounting policies of the operating segments are described in Note 2, Significant Accounting Policies. Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses and income taxes. Revenues related to transactions between reportable segments have been eliminated in consolidation. Transactions between reportable segments are accounted for on the same basis as transactions with unrelated third parties.
A significant portion of Materials & Construction revenue and accounts receivable is generated directly and indirectly from projects administered by the City and County of Honolulu and from the State of Hawai‘i. Reductions in funding of infrastructure projects by these government agencies could reduce our revenue and profits from our M&C segment. Further, although the customer mix of real estate sales in any given period in our Land Operations segment may be diverse in any given period, during the year ended December 31, 2018, the Land Operations segment recognized $162.2 million of gross profit from the Agricultural Land Sale to Mahi Pono.

Operating segment information for the years ended December 31, 2019, 2018 and 2017 is summarized below (in millions):

	2019	2018	2017
Operating Revenue:
Commercial Real Estate	$160.6	$140.3	$136.9
Land Operations	114.1	289.5	84.5
Materials & Construction	160.5	214.6	204.1
Total operating revenue	435.2	644.4	425.5
Operating Profit (Loss):
Commercial Real Estate[1]	66.2	58.5	34.4
Land Operations[2]	20.8	(26.7)	14.2
Materials & Construction[6]	(69.2)	(73.2)	22.0
Total operating profit (loss)	17.8	(41.4)	70.6
Gain (loss) on the sale of commercial real estate properties	—	51.4	9.3
Interest expense	(33.1)	(35.3)	(25.6)
General corporate expenses	(23.6)	(27.6)	(29.2)
REIT evaluation/conversion costs	—	—	(15.2)
Income (Loss) from Continuing Operations Before Income Taxes	$(38.9)	$(52.9)	$9.9

Identifiable Assets:
Commercial Real Estate	$1,532.6	$1,530.4	$1,128.1
Land Operations[3]	282.5	350.0	604.2
Materials & Construction	243.0	297.1	379.2
Other	26.2	47.7	119.7
Total assets	$2,084.3	$2,225.2	$2,231.2

Capital Expenditures:
Commercial Real Estate[4]	$250.5	$282.7	$32.8
Land Operations[5]	2.3	1.4	1.4
Materials & Construction	1.9	11.0	6.3
Other	0.4	1.0	0.2
Total capital expenditures	$255.1	$296.1	$40.7

Depreciation and Amortization:
Commercial Real Estate	$36.7	$28.0	$26.0
Land Operations	1.6	1.9	1.6
Materials & Construction	11.4	12.1	12.2
Other	0.8	0.8	1.6
Total depreciation and amortization	$50.5	$42.8	$41.4

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
6 Materials & Construction segment operating profit (loss) for the year ended December 31, 2019 includes an impairment charge related to its goodwill of $49.7 million. Materials & Construction segment operating profit (loss) for the December 31, 2018 includes cumulative impairment charges related to long-lived assets, finite-lived intangible assets, and goodwill of $77.8 million.

20.    REAL ESTATE ACQUISITIONS
2019 Acquisitions
During the year ended December 31, 2019, the Company acquired five commercial real estate assets for $218.4 million that were accounted for as asset acquisitions. Such acquisitions were structured as like-kind exchanges in accordance with Internal Revenue Code §1031, using cash proceeds from the Agricultural Land Sale.
The allocation of purchase price to the aggregate assets acquired and liabilities assumed in connection with the five commercial real estate acquisitions in 2019 was as follows (in millions):

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
2018 Acquisitions
During the year ended December 31, 2018, the Company acquired five commercial real estate assets for an aggregate purchase price of $303.7 million that were accounted for as asset acquisitions. The acquisitions were largely funded through cash using §1031 proceeds from the sale of the Company's last seven mainland properties and also from the Agricultural Land Sale. The aggregate purchase price also included a mortgage loan with a contractual principal amount of $62.0 million that is secured by one of the properties and $2.7 million of capitalized and acquisition-related costs paid to third parties.
The allocation of purchase price to assets acquired and liabilities assumed were as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Land	$92.8
Property and improvements	173.9
In-place leases	32.0
Favorable leases	6.7
Total assets acquired	$305.4

Liabilities assumed:
Unfavorable leases	$2.7
Notes payable and other debt[1]	$61.0
Total liabilities assumed	63.7
Net assets acquired	$241.7
1 Includes a fair value adjustment of $1.0 million.
As of the acquisition date, the weighted-average amortization periods of the in-place and favorable leases were approximately 12.4 years and 11.7 years, respectively. The weighted-average amortization period of the unfavorable leases was approximately 11.5 years.

21.    AGRICULTURAL LAND SALE
On December 17, 2018, A&B entered into a Purchase and Sale Agreement and Escrow Instructions (the "PSA") with Mahi Pono (the "Buyer") related to the Agricultural Land Sale, which resulted in the sale of approximately 41,000 acres of Maui agricultural land and 100% of the Company's ownership interest in Central Maui Feedstocks LLC and Kulolio Ranch LLC in exchange for cash consideration of approximately $261.6 million, less customary closing costs and fees, subject to certain contingencies and reserves of approximately $19.5 million. The Agricultural Land Sale closed on December 20, 2018, with the exception of approximately 800 acres that were delivered to the Buyer in February 2019. In connection with the Agricultural Land Sale, the Company recognized gross profit of approximately $162.2 million during the year ended December 31, 2018, and $6.7 million during the year ended December 31, 2019. The Company also deferred approximately $62.0 million of revenue related to certain performance obligations involving securing adequate water to support the Buyer's agricultural plans for the land, through an agreement with the State of Hawai‘i to provide rights to access state water for agricultural irrigation (“State Water Lease”), as well as ensuring that the Buyer has continued access to water prior to the issuance of the State Water Lease. Under the terms of the PSA, the Company may be required to remit amounts up to $62.0 million to the Buyer to the extent performance obligations are not met (recorded as deferred revenue of $62.0 million as of December 31, 2019 and 2018).
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
22.    GOODWILL
The Company's goodwill balance as of December 31, 2019 and 2018 was $15.4 million and $65.1 million, respectively, and is attributable to the three reporting units in the M&C segment - GPC (primarily consisting of the Grace Pacific’s quarry, paving, and liquid asphalt operations), GPRS (primarily consisting of Grace Pacific’s roadway and maintenance solutions operations) and GPRM (primarily consisting of Grace Pacific’s prestressed and precast concrete operations) - and the CRE reporting unit, which is also a reportable segment.
The changes in the carrying amount of goodwill (for each period a consolidated balance sheet is presented) allocated to the Company's reportable segments starting with the year ended December 31, 2018 and continuing to the year ended December 31, 2019 were as follows (in millions):

	2018			2019
	Materials & Construction	Commercial Real Estate	Total	Materials & Construction	Commercial Real Estate	Total
Balance, beginning of year
Gross amount of goodwill	$93.6	$8.7	$102.3	$93.6	$8.7	$102.3
Accumulated impairment losses	—	—	—	(37.2)	—	(37.2)
	93.6	8.7	102.3	56.4	8.7	65.1

Impairment losses	(37.2)	—	(37.2)	(49.7)	—	(49.7)

Balance, end of year
Gross amount of goodwill	93.6	8.7	102.3	93.6	8.7	102.3
Accumulated impairment losses	(37.2)	—	(37.2)	(86.9)	—	(86.9)
	$56.4	$8.7	$65.1	$6.7	$8.7	$15.4

There is no goodwill related to the Land Operations segment.
Goodwill impairment: The goodwill impairment test estimates the fair value of a reporting unit using various methodologies, including an income approach that is based on a discounted cash flow analysis and a market approach that involves the application of market-derived multiples. Valuations performed in conjunction with the Company's goodwill impairment tests for each reporting unit assumes that each is an unrelated business to be sold separately and independently from the other reporting units.
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
Based on the results of the valuation performed in conjunction with the Company's annual goodwill impairment test in 2018, the carrying amounts of the GPC and GPRS reporting units exceeded their estimated fair values and goodwill was determined to be impaired. The decline in fair value was due primarily to persisting, competitive market pressures that negatively affected sales and margins. As a result, the Company recorded a non-cash impairment charge of $37.2 million during the fourth quarter of 2018.
During the quarter ended September 30, 2019, the Company was required to perform an interim impairment test for the goodwill in each of its three M&C reporting units due to the continued decline in M&C sales and margins in 2019, which resulted from continued, adverse market conditions. Based on the results of the valuation performed in conjunction with this test, the carrying amounts of the three M&C reporting units exceeded their estimated fair values and goodwill was determined to be impaired. As a result, the Company recorded a non-cash impairment charge of $49.7 million during the third quarter of 2019.
The Company's goodwill and impairment test estimated the fair value of the M&C reporting units using various methodologies, including a market approach that involves the application of market-derived multiples and an income approach that was based on a discounted cash flow analysis. The Company classified these fair value measurements as Level 3. The weighted-average discount rate used in the 2018 valuation and 2019 valuation was 13.6% and 12.7%, respectively.
23.    SUBSEQUENT EVENT
On February 13, 2020, the Company entered into an agreement with Wells Fargo to execute a pay-fixed, receive variable interest rate swap with a notional amount of $50.0 million and monthly payments through February 27, 2023 to fix the variable interest component on the Company's existing debt at an effective rate of 1.35%.
On February 25, 2020, the Company's Board of Directors declared a cash dividend of $0.19 per share of outstanding common stock, payable on March 24, 2020 to shareholders of record as of the close of business on March 9, 2020.

24.    UNAUDITED SUMMARIZED QUARTERLY INFORMATION
Unaudited quarterly results for the years ended December 31, 2019 and 2018 were as follows (in millions, except per share amounts):

	2019
	Q1	Q2	Q3	Q4
Revenue	$129.4	$109.1	$89.1	$107.6
Total Operating Profit (Loss)	$23.7	$13.2	$(37.1)	$18.0
Income (Loss) from Continuing Operations Before Income Taxes	$8.4	$(1.3)	$(50.8)	$4.8
Net Income (Loss) Attributable to A&B Shareholders	$9.0	$(0.8)	$(49.8)	$5.2

Net Income (loss) Available to A&B shareholders	$9.0	$(0.8)	$(49.8)	$5.0
Basic Earnings (Loss) Per Share	$0.12	$(0.01)	$(0.69)	$0.07
Diluted Earnings (Loss) Per Share	$0.12	$(0.01)	$(0.69)	$0.07

Weighted-Average Number of Shares Outstanding:
Basic	72.1	72.2	72.3	72.3
Diluted	72.5	72.2	72.3	72.5

	2018
	Q1	Q2	Q3	Q4
Revenue	$113.3	$112.1	$119.4	$299.6
Total Operating Profit (Loss)	$10.3	$18.8	$32.4	$(102.9)
Income (Loss) from Continuing Operations Before Income Taxes	$44.8	$2.8	$16.8	$(117.3)
Net Income (Loss) Attributable to A&B Shareholders	$47.3	$2.5	$14.8	$(136.6)

Net Income (loss) Available to A&B shareholders	$47.3	$2.5	$14.8	$(136.6)
Basic Earnings (Loss) Per Share	$0.71	$0.03	$0.21	$(1.90)
Diluted Earnings (Loss) Per Share	$0.66	$0.03	$0.20	$(1.90)

Weighted-Average Number of Shares Outstanding:
Basic	66.4	72.0	72.0	72.0
Diluted	72.2	72.3	72.4	72.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

Honolulu, Hawai‘i
February 27, 2020

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.    Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2020 Annual Meeting of Shareholders (“A&B’s 2020 Proxy Statement”), which section is incorporated herein by reference.
B.    Executive Officers
As of February 15, 2020, the name of each executive officer of A&B (in alphabetical order), age (in parentheses), and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2020 Proxy Statement, which subsections are incorporated herein by reference.
References within this section to A&B include the Company and Alexander & Baldwin, Inc. prior to the Holding Company Merger, which was completed on November 8, 2017 in order to facilitate the Company's conversion to a REIT. Also, references to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its separation from Matson, Inc. on June 29, 2012.
Christopher J. Benjamin (56)
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
Brett A. Brown (55)
Executive Vice President and Chief Financial Officer of A&B, 5/19-present; Treasurer of A&B, 8/19-present; Chief Financial Officer of PREP Property Group, 2/18-5/19; Executive Vice President, Chief Financial Officer and Treasurer of IRC Retail Centers/Inland Real Estate Corporation, 8/11-7/17.
Meredith J. Ching (63)
Executive Vice President, External Affairs, of A&B, 3/18-present; Senior Vice President, External Affairs, of A&B, 6/12-3/18; Senior Vice President, Government & Community Relations, of A&B Predecessor, 6/07-6/12; first joined A&B Predecessor in 1982.
Clayton K. Y. Chun (42)
Senior Vice President of A&B, 2/19-present; Chief Accounting Officer of A&B, 1/18-present; Vice President of A&B, 3/18-1/19; Controller of A&B, 9/15-present; Audit Senior Manager of Deloitte & Touche, LLP, 9/00-8/15.
Nelson N. S. Chun (67)
Executive Vice President of A&B, 3/18-present; Chief Legal Officer of A&B, 6/12-present; Senior Vice President of A&B, 6/12-3/18; Senior Vice President and Chief Legal Officer of A&B Predecessor, 7/05-6/12; first joined A&B Predecessor in 2003.
Lance K. Parker (46)
Executive Vice President of A&B, 3/18-present; Chief Real Estate Officer of A&B, 10/17-present; President of A&B Properties Hawai‘i, LLC ("ABP"), 9/15-present; Senior Vice President of ABP, 6/13-8/15; first joined A&B Predecessor in 2004.

C.    Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2020 Proxy Statement, which section is incorporated herein by reference.
D.    Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2020 Proxy Statement, which subsection is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2020 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2020 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2020 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2020 Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.    Financial Statements
The financial statements are set forth in Item 8 of Part II above.

B.    Financial Statement Schedules
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Alexander & Baldwin, Inc.
December 31, 2019

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Commercial Real Estate Segment
Industrial :
Kapolei Enterprise Center (HI)	$—	$7.9	$16.8	$0.8	$—	$7.9	$17.5	$25.4	$(0.4)	2019	2019
Harbor Industrial (HI)	—	—	—	1.2	—	—	1.2	1.2	(1.1)	1930	2018
Honokohau Industrial (HI)	—	5.0	4.8	0.1	—	5.0	4.9	9.9	(0.4)	Various	2017
Kailua Industrial/Other (HI)	—	10.5	2.0	0.5	—	10.5	2.5	13.0	(0.4)	Various	2013
Kakaako Commerce Center (HI)	—	16.9	20.6	1.8	—	16.9	22.4	39.3	(2.8)	1969	2014
Komohana Industrial Park (HI)	—	25.2	10.8	1.0	—	25.2	11.8	37.0	(3.0)	1990	2010
Opule Industrial (HI)	—	10.9	27.1	—	—	10.9	27.1	38.0	(0.7)	2005-2006, 2018	2018
P&L Warehouse (HI)	—	—	—	1.2	—	—	1.2	1.2	(0.8)	1970	1970
Port Allen (HI)	—	—	0.7	2.4	—	—	3.1	3.1	(2.2)	1983, 1993	1983-1993
Waipio Industrial (HI)	—	19.6	7.7	0.5	—	19.6	8.1	27.7	(2.3)	1988-1989	2009

Office :
Kahului Office Building (HI)	—	1.0	0.4	7.4	—	1.0	7.8	8.8	(8.3)	1974	1989
Kahului Office Center (HI)	—	—	—	5.2	—	—	5.2	5.2	(3.7)	1991	1991
Lono Center (HI)	—	—	1.4	1.2	—	—	2.6	2.6	(1.6)	1973	1991
Gateway at Mililani Mauka South (HI)	—	7.0	3.5	5.1	—	5.5	10.1	15.6	(1.3)	1992, 2006	2012

Retail :
Aikahi Park Shopping Center (HI)	—	23.5	6.7	1.8	—	23.5	8.7	32.2	(2.1)	1971	2015
Gateway at Mililani Mauka (HI)	—	7.3	4.7	6.4	—	7.8	10.5	18.3	(1.7)	2008, 2013	2011
Hokulei Street (HI)	—	16.9	36.5	2.7	—	16.9	39.2	56.1	(2.3)	2015	2018
Kahului Shopping Center (HI)	—	—	—	3.1	—	—	3.1	3.1	(1.7)	1951	1951
Kailua Retail Other (HI)	14.8	84.0	73.8	12.1	—	84.7	85.3	170.0	(14.7)	Various	2013
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	2.7	—	0.4	15.8	16.2	(7.2)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	2.1	—	3.0	12.4	15.4	(5.2)	2004	2002
Lanihau Marketplace (HI)	—	9.4	13.2	2.4	—	9.4	15.6	25.0	(4.2)	1987	2010
Laulani Village (HI)	62.0	43.4	64.3	2.9	—	43.4	67.3	110.7	(3.9)	2012	2018
Manoa Marketplace (HI)	59.5	43.3	35.9	4.8	—	45.0	38.9	83.9	(4.5)	1977	2016
Napili Plaza (HI)	—	9.4	8.0	0.6	—	9.5	8.6	18.1	(1.9)	1991	2003, 2013
Pearl Highlands Center (HI)	83.4	43.4	96.2	13.1	—	43.4	109.3	152.7	(19.9)	1992-1994	2013
Port Allen Marina Ctr. (HI)	—	—	3.4	1.9	—	—	5.3	5.3	(2.4)	2002	1971
The Collection (HI)	—	2.3	4.5	1.7	—	2.3	6.2	8.5	(0.2)	2017	2018
The Shops at Kukui'ula (HI)	—	8.9	30.1	4.2	—	9.2	33.9	43.1	(6.5)	2009	2013
Waianae Mall (HI)	—	17.4	10.1	5.3	—	17.7	14.9	32.6	(3.1)	1975	2013
Waipio Shopping Center (HI)	—	24.0	7.6	1.5	—	24.0	9.1	33.1	(2.3)	1986, 2004	2009
Lau Hala Shops (HI)	—	—	—	37.8	—	14.5	23.2	37.7	(1.1)	2018	2018
Hookele (HI)	—	—	—	30.8	—	13.4	17.4	30.8	(0.4)	2017	2019
Puunene Shopping Center (HI)	—	24.8	28.6	6.8	—	24.8	35.4	60.2	(2.4)	2017	2018
Queens' MarketPlace (HI)	—	20.4	58.9	1.5	—	20.4	60.3	80.7	(1.2)	2007	2019
Waipouli Town Center (HI)	—	5.9	9.7	0.9	—	6.0	10.5	16.5	(0.3)	1980	2019

Other :
Oahu Ground Leases (HI)	—	231.6	0.1	—	—	231.6	0.1	231.7	—	—	—
Other miscellaneous investments	—	2.5	0.1	11.7	—	2.8	11.5	14.3	(7.1)	—	—

Total	$219.7	$725.1	$612.2	$187.2	$—	$756.2	$768.0	$1,524.2	$(125.3)

Description (amounts in millions)	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)
Land Operations Segment
Agricultural Land	$—	$11.0	$—	$0.3	$—	$11.0	$0.3	$11.3	$—
Kahala Portfolio	—	—	—	—	—	—	—	—	—
Kamalani	—	—	—	5.0	—	—	5.0	5.0	—
Kauai Landholdings	—	—	0.1	5.6	—	—	5.7	5.7	(0.7)
Maui Business Park II	—	—	—	31.9	—	—	31.9	31.9	—
Maui Landholdings	—	0.1	0.2	6.0	—	0.1	6.2	6.3	(0.7)
Wailea B-1	—	4.6	—	—	—	4.6	—	4.6	—
Wailea, other	—	19.9	—	8.5	(0.5)	19.9	8.0	27.9	—
Other miscellaneous investments	—	1.6	—	0.8	—	1.6	0.8	2.4	(0.8)
Total	$—	$37.2	$0.3	$58.1	$(0.5)	$37.2	$57.9	$95.1	$(2.2)

(1)	See Note 8 to the consolidated financial statements.

(2)
The aggregate tax basis, at December 31, 2019, for the Commercial Real Estate segment and Land Operations segment assets was approximately $698.6 million, including outside tax basis of consolidated joint venture investments.

(3)	Depreciation is computed based upon the following estimated useful lives:
Building and improvements:    10 – 40 years
Leasehold improvements:    5 – 10 years (lesser of useful life or lease term)
Other property improvements:    3 – 35 years

Reconciliation of Real Estate (in millions)	2019	2018	2017
Balance at beginning of year	$1,447.7	$1,325.1	$1,352.7
Additions and improvements	232.8	317.8	57.8
Dispositions, retirements and other adjustments	(61.2)	(194.7)	(66.6)
Impairment of assets	—	(0.5)	(18.8)
Balance at end of year	$1,619.3	$1,447.7	$1,325.1

Reconciliation of Accumulated Depreciation (in millions)	2019	2018	2017
Balance at beginning of year	$107.6	$133.5	$122.7
Depreciation expense	24.3	20.4	18.8
Dispositions, retirements and other adjustments	(4.4)	(46.3)	(8.0)
Balance at end of year	$127.5	$107.6	$133.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and the Company's internal control over financial reporting as of December 31, 2019, and have issued our reports thereon dated February 27, 2020; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 27, 2020

C.    Exhibits Required by Item 601 of Regulation S-K
Exhibits not filed herewith are incorporated by reference to the exhibit number and previous filing shown in parentheses. All previous exhibits were filed with the Securities and Exchange Commission in Washington, D.C. Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 001-34187. Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 per page by writing to Alyson J. Nakamura, Corporate Secretary, Alexander & Baldwin, Inc., P. O. Box 3440, Honolulu, Hawai‘i 96801.
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
4.a.  Description of Capital Stock (Exhibit 4.1 to Form 8-K, dated November 8, 2017).
4.b.  Form of Company Common Stock Certificate (Exhibit 4.2 to Form 8-K, dated November 8, 2017).
4.c. Description of Registrant's Securities (Exhibit 4.c. to Form 10-K for the year ended December 31, 2019).
10.    Material contracts.
10.a. (i)  Amended and Restated Operating Agreement of Kukui‘ula Development Company (Hawaii), LLC, dated May 1, 2009, by and between KDC, LLC, a Hawaii limited liability company, and DMB Kukui‘ula LLC, an Arizona limited liability company (Exhibit 10.6 to Amendment No. 2 to Form 10 filed on May 21, 2012).
(ii)  First Amendment to the Amended and Restated Operating Agreement of Kukui‘ula Development Company (Hawaii), LLC, dated September 28, 2010, by and between KDC, LLC, a Hawaii limited liability company, and DMB Kukui‘ula LLC, an Arizona limited liability company (Exhibit 10.7 to Amendment No. 2 to Form 10 filed on May 21, 2012).
(iii)  Second Amendment to the Amended and Restated Operating Agreement of Kukui‘ula Development Company (Hawaii), LLC, dated July 20, 2011, by and between KDC, LLC, a Hawaii limited liability company, and DMB Kukui‘ula LLC, an Arizona limited liability company (Exhibit 10.8 to Amendment No. 2 to Form 10 filed on May 21, 2012).
(iv)  General Contract of Indemnity, among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Kukui‘ula Development Company (Hawaii), LLC, DMB Kukui‘ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(v)  Mutual Indemnification Agreement, among Kukui‘ula Development Company (Hawaii), LLC, DMB Kukui‘ula LLC, DMB Communities LLC, and Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), dated June 14, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(vi)  General Agreement of Indemnity, among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Kukui‘ula Development Company (Hawaii), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of America, dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).
(vii)  Mutual Indemnification Agreement, among Kukui‘ula Development Company (Hawaii), LLC, DMB Kukui‘ula LLC, DMB Communities LLC, and Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), dated

August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).
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
(xxviii)  Term Loan Agreement among Kukui‘ula Village LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxvi) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxix)  Real Estate Term Loan Agreement among Kukui‘ula Village LLC, Kukui‘ula Development Company (Hawaii), LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
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
(v)  Form of Notice of Stock Option Grant (Exhibit 99.2 to Form S-8 filed on June 29, 2012).
(vi)  Form of Stock Option Agreement for Executive Employees (Exhibit 99.4 to Form S-8 filed on June 29, 2012).
(vii)  Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1.(iv) to Form 10-K for the year ended December 31, 2012).
(viii) Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1(viii) to Form 10-K for the year ended December 31, 2019).
(ix)  Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(v) to Form 10-K for the year ended December 31, 2012).
(x)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 99.8 to Form S-8 filed on June 29, 2012).
(xi)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferral Election) (Exhibit 99.9 to Form S-8 filed on June 29, 2012).
(xii)  Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 99.10 to Form S-8 filed on June 29, 2012).
(xiii)  Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 99.12 to Form S-8 filed on June 29, 2012).
(xiv)  Form of Universal Stock Option Agreement for Substitute Options-Executive Officers (2007 Plan) (Exhibit 99.13 to Form S-8 filed on June 29, 2012).
(xv)  Form of Universal Stock Option Agreement for Substitute Options (1998 Plan) (Exhibit 99.15 to Form S-8 filed on June 29, 2012).
(xvi)  Form of Universal Stock Option Agreement for Substitute Options (1998 Non-employee Director Plan) (Exhibit 99.16 to Form S-8 filed on June 29, 2012).
(xvii)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Executive Officer (2007 Plan) (Exhibit 99.17 to Form S-8 filed on June 29, 2012).
(xviii)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Exhibit 99.19 to Form S-8 filed on June 29, 2012).
(xix)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Deferral Elections) (Exhibit 99.20 to Form S-8 filed on June 29, 2012).

(xx)  Form of Restricted Stock Unit Award Agreement for Substitute 2012 Performance-Based Award-Executive Officer (Exhibit 99.21 to Form S-8 filed on June 29, 2012).
(xxi)  Form of Notice of Award of Performance Share Units (Exhibit 10.2 to Form 8-K, dated January 28, 2013).
(xxii)  Form of Performance Share Unit Award Agreement (Exhibit 10.1 to Form 8-K, dated January 28, 2013).
(xxiii)  Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xix) to Form 10-K for the year ended December 31, 2014).
(xxiv)  Form of Performance Share Unit Award Agreement (Exhibit 10.b.1.(xx) to Form 10-K for the year ended December 31, 2014).
(xxv)  Form of Letter Agreement (Exhibit 10.1 to Form 8-K, dated June 28, 2012).
(xxvi)  Alexander & Baldwin, Inc. Executive Severance Plan (Exhibit 10.2 to Form 8-K, dated June 28, 2012).
(xxvii) Alexander & Baldwin, Inc. Executive Severance Plan, amended and restated as of July 29, 2019 (Exhibit 10.b.1.(xxvi) to Form 10-Q for the quarter ended September 30, 2019.
(xxviii)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).
(xxix)  Amendment No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014 (Exhibit 10.b.1(xxii) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2014).
(xxx)  Alexander & Baldwin, Inc. Excess Benefits Plan (Exhibit 10.4 to Form 8-K, dated June 28, 2012).
(xxxi)  Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of March 1, 2013 (Exhibit 10.b.1(xxiii) to Form 10-Q for the quarter ended March 31, 2013).
(xxxii) Amendment No. 2 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of January 1, 2020 (Exhibit 10.b.1(xxxii) to Form 10-K for the year ended December 31, 2019.
(xxxiii)  Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended June 30, 2012).
(xxxiv)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10‑Q for the quarter ended June 30, 2012).
(xxxv)  Amendment No. 1 to the Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013 (Exhibit 10.b.1(xxvi) to Form 10‑Q for the quarter ended March 31, 2013).
(xxxvi)  Letter Agreement, dated October 22, 2009, between Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.) and W. Allen Doane (incorporated by reference to Exhibit 10.b.1(liv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2009).
(xxxvii) Letter Agreement, dated March 21, 2019, between Alexander & Baldwin, Inc. and Brett Brown (Exhibit 10.b.1(xxxviii) to Form 10-Q for the quarter ended June 30, 2019).
(xxxviii) 2019 Alexander & Baldwin Nonqualified Defined Contribution Plan Adoption Agreement (Exhibit 10.b.1(xxxviii) to Form 10-K for the year ended December 31, 2019).
(xxxix) Base Plan for 2019 Alexander & Baldwin Nonqualified Defined Contribution Plan Adoption Agreement (Exhibit 10.b.1(xxxix) to Form 10-K for the year ended December 31, 2019).
*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.
21.    Subsidiaries
21.1  Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2020.
23.    Consent

23.1 Consent of Deloitte & Touche LLP dated February 27, 2020.
31.1  Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.  Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.
95.  Mine Safety Disclosure.
101. The following information from Alexander & Baldwin, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104. Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

February 27, 2020	By: /s/ Christopher J. Benjamin
Christopher J. Benjamin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley M. Kuriyama	Chairman of the Board	February 27, 2020
Stanley M. Kuriyama

/s/ Christopher J. Benjamin	President, Chief Executive	February 27, 2020
Christopher J. Benjamin	Officer, and Director

/s/ Brett A. Brown	Executive Vice President and	February 27, 2020
Brett A. Brown	Chief Financial Officer

/s/ Clayton K.Y. Chun	Senior Vice President, Chief	February 27, 2020
Clayton K.Y. Chun	Accounting Officer and Controller

/s/ W. Allen Doane	Director	February 27, 2020
W. Allen Doane

/s/ Robert S. Harrison	Director	February 27, 2020
Robert S. Harrison

/s/ Diana M. Laing	Director	February 27, 2020
Diana M. Laing

/s/ Thomas A. Lewis, Jr.	Director	February 27, 2020
Thomas A. Lewis, Jr.

/s/ Douglas M. Pasquale	Lead Independent	February 27, 2020
Douglas M. Pasquale	Director

/s/ Michele K. Saito	Director	February 27, 2020
Michele K. Saito

/s/ Eric K. Yeaman	Director	February 27, 2020
Eric K. Yeaman