Form 10-Q
period 2020-03-31
Alexander & Baldwin, Inc.
filed 2020-05-01
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of March 31, 2020: 72,306,508

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions) (Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Real estate investments
Real estate property	$1,537.7	$1,540.2
Accumulated depreciation	(133.9)	(127.5)
Real estate property, net	1,403.8	1,412.7
Real estate developments	81.9	79.1
Investments in real estate joint ventures and partnerships	133.4	133.4
Real estate intangible assets, net	71.2	74.9
Real estate investments, net	1,690.3	1,700.1
Cash and cash equivalents	131.6	15.2
Restricted cash	6.1	0.2
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $1.5 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively	44.3	51.6
Inventories	20.7	20.7
Other property, net	122.4	124.4
Operating lease right-of-use assets	20.9	21.8
Goodwill	15.4	15.4
Other receivables, net of allowance for credit losses and allowance for doubtful accounts of $4.6 million and $1.6 million as of March 31, 2020 and December 31, 2019, respectively	15.0	27.8
Prepaid expenses and other assets, net of allowance for credit losses and allowance for doubtful accounts of $0.1 million and $0 million as of March 31, 2020 and December 31, 2019, respectively	107.9	107.1
Total assets	$2,174.6	$2,084.3

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$819.6	$704.6
Accounts payable	12.3	17.8
Operating lease liabilities	21.1	21.6
Accrued pension and post-retirement benefits	26.8	26.8
Indemnity holdbacks	7.5	7.5
Deferred revenue	67.4	67.6
Accrued and other liabilities	102.9	103.4
Total liabilities	1,057.6	949.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interest	6.2	6.3
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 72.3 million shares at March 31, 2020 and December 31, 2019, respectively	1,801.6	1,800.1
Accumulated other comprehensive income (loss)	(55.1)	(48.8)
Distributions in excess of accumulated earnings	(638.7)	(626.2)
Total A&B shareholders' equity	1,107.8	1,125.1
Noncontrolling interest	3.0	3.6
Total equity	1,110.8	1,128.7
Total liabilities and equity	$2,174.6	$2,084.3
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Revenue:
Commercial Real Estate	$43.4	$36.8
Land Operations	11.5	49.0
Materials & Construction	25.9	43.6
Total operating revenue	80.8	129.4
Operating Costs and Expenses:
Cost of Commercial Real Estate	24.3	19.2
Cost of Land Operations	8.0	39.4
Cost of Materials & Construction	25.0	42.1
Selling, general and administrative	13.8	15.5
Total operating costs and expenses	71.1	116.2
Gain (loss) on the sale of commercial real estate properties	0.5	—
Operating Income (Loss)	10.2	13.2
Other Income and (Expenses):
Income (loss) related to joint ventures	3.2	2.7
Interest and other income (expense), net (Note 2)	0.2	1.6
Interest expense	(7.8)	(9.1)
Income (Loss) from Continuing Operations Before Income Taxes	5.8	8.4
Income tax benefit (expense)	—	1.1
Income (Loss) from Continuing Operations	5.8	9.5
Income (loss) from discontinued operations, net of income taxes	(0.2)	(0.8)
Net Income (Loss)	5.6	8.7
Loss (income) attributable to noncontrolling interest	0.6	0.3
Net Income (Loss) Attributable to A&B Shareholders	$6.2	$9.0

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.09	$0.13
Discontinued operations available to A&B shareholders	—	(0.01)
Net income (loss) available to A&B shareholders	$0.09	$0.12

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.09	$0.13
Discontinued operations available to A&B shareholders	—	(0.01)
Net income (loss) available to A&B shareholders	$0.09	$0.12

Weighted-Average Number of Shares Outstanding:
Basic	72.3	72.1
Diluted	72.5	72.5

Amounts Available to A&B Common Shareholders (Note 17):
Continuing operations available to A&B common shareholders	$6.4	$9.8
Discontinued operations available to A&B common shareholders	(0.2)	(0.8)
Net income (loss) available to A&B common shareholders	$6.2	$9.0
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net Income (Loss)	$5.6	$8.7
Other Comprehensive Income (Loss), net of tax:
Unrealized interest rate hedging gain (loss)	(6.9)	(1.5)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	—	(0.1)
Defined benefit pension plans:
Amortization of net loss included in net periodic benefit cost	0.6	1.0
Amortization of prior service credit included in net periodic benefit cost	—	(0.1)
Income taxes related to other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	(6.3)	(0.7)
Comprehensive Income (Loss)	(0.7)	8.0
Comprehensive income (loss) attributable to noncontrolling interest	0.6	0.3
Comprehensive Income (Loss) Attributable to A&B Shareholders	$(0.1)	$8.3
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$5.6	$8.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	13.6	10.9
Loss (gain) on asset transactions, net	(0.5)	(2.6)
Share-based compensation expense	1.5	1.4
(Income) loss from affiliates, net of distributions of income	(2.9)	(0.8)
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	7.0	(11.0)
Inventories	—	(2.5)
Prepaid expenses, income tax receivable and other assets	2.4	(4.5)
Development/other property inventory	(3.2)	27.1
Accrued pension and post-retirement benefits	0.6	1.6
Accounts payable	(3.5)	(4.8)
Accrued and other liabilities	(1.7)	1.1
Net cash provided by (used in) operations	18.9	24.6

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	—	(42.4)
Capital expenditures for property, plant and equipment	(6.2)	(16.6)
Proceeds from disposal of property, investments and other assets	5.9	2.7
Payments for purchases of investments in affiliates and other investments	—	(2.5)
Distributions of capital from investments in affiliates and other investments	3.2	6.6
Net cash provided by (used in) investing activities	2.9	(52.2)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	108.0	41.4
Payments of notes payable and other debt and deferred financing costs	(44.2)	(49.2)
Borrowings (payments) on line-of-credit agreement, net	51.4	3.6
Cash dividends paid	(13.8)	(10.5)
Proceeds from issuance (repurchase) of capital stock and other, net	(0.9)	(1.7)
Net cash provided by (used in) financing activities	100.5	(16.4)

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	122.3	(44.0)
Balance, beginning of period	15.4	234.9
Balance, end of period	$137.7	$190.9

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(7.0)	$(8.4)
Income tax (payments)/refunds, net	$0.5	$2.6

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	2.6	1.2
Right-of-use ("ROU") assets and corresponding lease liability recorded upon ASC 842 adoption	—	31.0

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$15.2	$11.4
Restricted cash	0.2	223.5
Cash, cash equivalents and restricted cash	$15.4	$234.9

End of the period:
Cash and cash equivalents	$131.6	$3.0
Restricted cash	6.1	187.9
Cash, cash equivalents and restricted cash	$137.7	$190.9
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2020 and 2019
(In millions) (Unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2019	72.0	$1,793.4	$(51.9)	$(538.9)	$5.7	$1,208.3	$7.9
Net income (loss)	—	—	—	9.0	(0.3)	8.7	—
Other comprehensive income (loss), net of tax	—	—	(0.7)	—	—	(0.7)	—
Dividend on common stock ($0.145 per share)	—	—	—	(10.5)	—	(10.5)	—
Share-based compensation	—	1.4	—	—	—	1.4	—
Shares issued or repurchased, net	0.1	(0.8)	—	(0.9)	—	(1.7)	—
Balance, March 31, 2019	72.1	$1,794.0	$(52.6)	$(541.3)	$5.4	$1,205.5	$7.9

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2020	72.3	$1,800.1	$(48.8)	$(626.2)	$3.6	$1,128.7	$6.3
Cumulative impact of adoption of ASC 326	—	—	—	(4.0)	(0.1)	(4.1)	—
Net income (loss)	—	—	—	6.2	(0.5)	5.7	(0.1)
Other comprehensive income (loss), net of tax	—	—	(6.3)	—	—	(6.3)	—
Dividend on common stock ($0.19 per share)	—	—	—	(13.8)	—	(13.8)	—
Share-based compensation	—	1.5	—	—	—	1.5	—
Shares issued or repurchased, net	—	—	—	(0.9)	—	(0.9)	—
Balance, March 31, 2020	72.3	$1,801.6	$(55.1)	$(638.7)	$3.0	$1,110.8	$6.2
See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C").  As of March 31, 2020, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, ten industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area; it also owns a portfolio of ground leases in Hawai‘i representing 153.7 acres as of March 31, 2020. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Basis of Presentation: The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years ended December 31, 2019, 2018 and 2017, respectively, and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission ("SEC").
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2019 Form 10-K. Changes to significant accounting policies are included herein.
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost and available for sale debt securities, and amended the guidance thereafter. The guidance in ASU 2016-13 and related amendments was codified into Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses ("ASC 326"). ASC 326 amended prior guidance on the impairment of financial instruments by adding an impairment model based on expected losses rather than incurred losses that would be recognized through an allowance for credit losses. Amendments included in ASC 326 further clarified that operating lease receivables are not within the scope of ASC 326 and are to remain governed by lease guidance.
The Company completed its adoption of the provisions of ASU 2016-13, as amended, with an effective date of January 1, 2020, using a modified retrospective approach for its financial assets in the scope of ASC 326, which consisted of all financial assets held at amortized cost (presented as part of the Company's accounts and retention receivables, other receivables and other contract assets). As a result of the guidance, the Company is required to estimate and record non-cash credit losses related to these financial assets and expand its credit quality disclosures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable guidance. The Company recorded a net increase of $4.0 million to Distributions in excess of accumulated earnings as of January 1, 2020, with a corresponding increase to previously recorded valuation accounts for its financial assets held at amortized cost for the cumulative effect of adopting ASC 326. The new standard did not have a material impact to any of the Company's other financial assets or instruments presented on its condensed consolidated balance sheet.

The following table illustrates the impact of the Company's adoption of ASC 326 (in millions):

	January 1, 2020
	As Reported under ASC 326	Prior to ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on accounts receivable and retention	$1.6	$0.3	$1.3
Allowance for credit losses on other receivables	4.2	1.6	2.6
Allowance for credit losses on costs and estimated earnings in excess of billings on uncompleted contracts	0.1	—	0.1
Total			$4.0
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The guidance amends and removes several disclosure requirements, including the valuation processes for Level 3 fair value measurements. This ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or footnote disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.
Reclassifications: In conjunction with its adoption of ASC 326, during the first quarter of 2020, the Company made certain immaterial reclassifications to its consolidated balance sheet to present interest receivables in the same line as the related financing receivables (affecting Accounts receivable, net and Other receivables). Additionally, the Company aggregated Accounts receivable, net and Contracts retention into a single line item in the accompanying condensed consolidated balance sheets (refer to Note 11 where such balances will continue to be presented separately).
Recently issued accounting pronouncements
In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance clarifies current disclosures and removes several disclosure requirements including accumulated other comprehensive income expected to be recognized over the next fiscal year and amount and timing of plan assets expected to be returned to the employer. This ASU also requires additional disclosures as well as explanations for significant gains and losses related to changes in the benefit plan obligation. This ASU is effective for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact that adopting this new standard will have on its condensed consolidated financial statements and footnote disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The new guidance provides practical expedients and exceptions for reference rate reform related activities that impact debt, leases, derivatives and other contracts if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently assessing its contracts and the optional expedients provided by the new standard.
Allowance for Credit Losses
The Company estimates its allowance for credit losses for financial assets within the scope of ASC 326 at portfolio levels which include the CRE segment, the Land Operations segment and individual components of the M&C segment (e.g., "GPC," "GPRM" and "GPRS," further described in Note 1 to the consolidated financial statements included in Item 8 of the

Company's 2019 Form 10-K). Within these portfolio levels, the Company develops expected credit loss estimates by security type (which may include financing receivables or contract assets recognized in contracts with customers) by factoring historical loss information; information on both current conditions and reasonable and supportable forecasts of future conditions that may not be reflected in historical loss information; and other relevant credit quality information for the respective securities. As part of this process, the Company analyzes relevant information on a collective (pool) basis for securities with similar risk characteristics or separately on an individual basis when a financial asset does not share risk characteristics with its other financial assets.
The portfolios relating to the CRE and Land Operations segments are primarily composed of financing receivables (i.e., notes receivable) generally related to historical development and other land-related transactions. The assets in these portfolios are analyzed on an individual basis, in which the Company considers certain, available information specific to the counterparties to the transactions (e.g., liquidity and solvency of the counterparties) and environmental factors that are relevant in the assessment of the expected collectability of the future cash flows for these assets (e.g., changes and expected changes in the general economic environment in which the counterparty operates). For these assets, the Company uses a discounted cash flow method to calculate the allowance for credit losses using the asset's effective interest rate.
The portfolios relating to the M&C segment represent discrete business components and are composed of contract assets from its contracts with customers. The differing nature of the products and services provided by these components drive differences in historical and expected credit loss patterns and, as such, the Company tracks historical loss information at this portfolio level as part of information it uses to develop its estimate of expected credit losses. Further, as the Company believes its contract assets have different default risk expectations based on customer/project type, in addition to the historical loss information at the portfolio level, the Company also pools the respective portfolio's contract receivables by these different categories to make adjustments to its historical loss experience. Other information the Company analyzes and uses in its development of its allowance for credit losses include known customer information and environmental factors surrounding the customers' current and future ability to pay (i.e., changes and expected changes in the general economic environment in which the customers operate).
Interest and other income (expense), net
Interest and other income (expense), net for the three months ended March 31, 2020 and 2019 included the following (in millions):

	Three Months Ended March 31,
	2020	2019
Interest income	$0.6	$0.2
Pension and postretirement benefit (expense)	(0.7)	(1.2)
Gain (loss) on sale of joint venture interest	—	2.6
Other income (expense)	0.3	—
Interest and other income (expense), net	0.2	$1.6

3. REAL ESTATE ASSET ACQUISITIONS
The Company did not execute any acquisitions during the three months ended March 31, 2020. During the year ended December 31, 2019, the Company acquired five commercial real estate assets for $218.4 million.

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
4. INVESTMENTS IN AFFILIATES
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the quarters ended March 31, 2020 and 2019 is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Revenues	$52.0	$40.8
Operating costs and expenses	39.9	37.3
Gross Profit (Loss)	$12.1	$3.5
Income (Loss) from Continuing Operations[1]	$7.6	$0.9
Net Income (Loss)[1]	$7.6	$0.6
[1] Includes earnings from equity method investments held by the investee.

5. ALLOWANCE FOR CREDIT LOSSES
The following table presents the activity in the allowance for credit losses related to the Company's financing receivables and contract assets for the three months ended March 31, 2020 (in millions):

	CRE	Land Operations	M&C
	Financing Receivables	Financing Receivables	Contract Assets	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$—	$1.6	$0.3	$1.9
Impact of adoption of ASC 326	0.4	2.3	1.3	4.0
Provision for expected credit losses	—	0.3	—	0.3
Ending allowance balance as of March 31, 2020	$0.4	$4.2	$1.6	$6.2
The credit quality of the Company's financing receivables is monitored each reporting period on an individual asset basis using specific information on the counterparties in these transactions. The following represents qualitative and quantitative information on each financing receivable within the applicable portfolios.
The CRE portfolio of financing receivables consists of one asset that originated in 2019 and had an amortized cost basis of $0.4 million as of both the adoption date of January 1, 2020 and March 31, 2020. Based on individual credit quality indicators of the counterparty as of the adoption date and March 31, 2020, the most likely outcome of expected cash flows for the asset in a range of possible outcomes (i.e., the single best estimate) was zero and, as a result, the Company recorded a full allowance for credit losses for the financing receivable on adoption of ASC 326 as of January 1, 2020 and as of March 31, 2020.
The Land Operations financing receivables consist of three assets. The first originated in 2008 and had an amortized cost basis of $1.6 million as of both the adoption date of January 1, 2020 and March 31, 2020. Based on individual credit quality indicators of the counterparty as of the adoption date and March 31, 2020, the most likely outcome of expected cash flows for the asset in a range of possible outcomes (i.e., the single best estimate) was zero and, as a result, the Company recorded a full allowance for credit losses for the financing receivable on adoption of ASC 326 as of January 1, 2020 and as of March 31, 2020. The second financing receivable within Land Operations was generated in 2016 and had an amortized cost basis of $13.1 million and $11.2 million as of the adoption date of January 1, 2020 and March 31, 2020, respectively. The third financing receivable within Land Operations was generated in 2016 and had an amortized cost basis of $2.6 million as of both the adoption date of January 1, 2020 and March 31, 2020. The second and third financing receivables were evaluated based on the credit quality indicators of the respective counterparties (as well as reasonable and supportable forecasts of future conditions that are relevant to determining the expected collectability of the receivable) as of the adoption date and March 31, 2020 and the estimated allowance for credit losses was calculated using a discounted cash flow method (with changes in present value attributable to either changes in expected credit losses on future payments or the passage of time reported as an adjustment to credit loss expense).
The Company's contract assets represent trade receivables that are due in one year or less that result from revenue transactions from contracts with customers or other related balances that do not meet the definition of financing receivables.
6. INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of March 31, 2020 and December 31, 2019 were as follows (in millions):

	March 31,	December 31,
	2020	2019
Asphalt	$8.1	$8.0
Processed rock and sand	6.2	6.6
Work in progress	3.1	2.9
Retail merchandise	2.0	2.0
Parts, materials and supplies inventories	1.3	1.2
Total	20.7	$20.7

7. FAIR VALUE MEASUREMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable, and notes receivable with remaining terms less than 12 months approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's notes receivable with remaining terms greater than 12 months is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes approximates the carrying amount of $11.2 million at March 31, 2020. The fair value and carrying value of these notes was $15.7 million at December 31, 2019.
The carrying amount and fair value of the Company's debt at March 31, 2020 was $819.6 million and $809.1 million, respectively, and $704.6 million and $727.3 million at December 31, 2019, respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 2).
The Company carries its interest rate swaps at fair value. See Note 9, "Derivative Instruments," for fair value information regarding the Company's derivative instruments.

8. NOTES PAYABLE AND OTHER DEBT
At March 31, 2020 and December 31, 2019, notes payable and total debt consisted of the following (in millions):

	Interest Rate (%)	Maturity Date	Principal Outstanding
			3/31/2020	12/31/2019
Secured:
Kailua Town Center	(1)	2021	$10.1	$10.2
Kailua Town Center #2	3.15	2021	4.6	4.6
Heavy Equipment Financing	(2)	(2)	3.2	3.6
Laulani Village	3.93	2024	62.0	62.0
Pearl Highlands	4.15	2024	82.9	83.4
Manoa Marketplace	(3)	2029	59.1	59.5
Subtotal			$221.9	$223.3
Unsecured:
Series D Note	6.90%	2020	—	16.2
Bank Syndicated Loan	(4)	2023	50.0	50.0
Series A Note	5.53%	2024	28.5	28.5
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	46.0	46.0
Series C Note	5.56%	2026	23.0	23.0
Series F Note	4.35%	2026	22.0	22.0
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	35.0	35.0
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$367.0	$383.2
Revolving Credit Facilities:
GLP Asphalt Revolving Credit Facility	(5)	2020	—	—
A&B Revolver	(6)	2022	231.0	98.7
Subtotal			$231.0	$98.7
Total Debt (contractual)			819.9	705.2
Unamortized debt premium (discount)			—	(0.1)
Unamortized debt issuance costs			(0.3)	(0.5)
Total debt (carrying value)			$819.6	$704.6

(1) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(2) Loans have stated rates ranging from 4.08% to 5.00% and stated maturity dates ranging from 2021 to 2023.
(3) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
(4) Loan has a stated interest rate of LIBOR plus 1.80% but is swapped through maturity to a 3.15% fixed rate.
(5) Loan has a stated interest rate of LIBOR plus 1.25%.
(6) Loan has a stated interest rate of LIBOR plus 1.85% based on pricing grid.
The Company believes that funds generated from results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to satisfy any maturities of debt due in the next twelve months.
Interest costs are capitalized for certain development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Capitalized interest costs related to development activities were $0.1 million for the three months ended March 31, 2020. There were $0.3 million of capitalized interest costs for the three months ended March 31, 2019.

9. DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its variable rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and variable rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
As of March 31, 2020, the Company has two interest rate swap agreements designated as a cash flow hedges whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	3/31/2020	3/31/2020	12/31/2019	Balance Sheet
4/7/2016	8/1/2029	3.14%	$59.1	$(5.7)	$(0.2)	Accrued and other liabilities
02/13/2020	02/27/2023	1.35%	$50.0	$(1.4)	$—	Accrued and other liabilities
The changes in fair value of the cash flow hedge are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related-variable rate debt.
Non-designated Hedges
As of March 31, 2020, the Company has one interest rate swap that has not been designated as a cash flow hedge whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Fair Value at		Classification on
Date	Date	Rate	3/31/2020	3/31/2020	12/31/2019	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.1	$(0.6)	$(0.5)	Accrued and other liabilities
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) (in millions):

	Three Months Ended March 31,
	2020	2019
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$(6.9)	$(1.5)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$—	$(0.1)
The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in Interest and other income in its condensed consolidated statements of operations. There were $0.1 million of losses recognized in the three months ended March 31, 2020 and no amounts recognized in the three months ended March 31, 2019 related to changes in fair value.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.
10. COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies: Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet included standby letters of credit and bonds. As of March 31, 2020, standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.7 million. These letters of credit primarily relate to the Company's real estate activities, and if drawn upon the Company would be obligated to reimburse the issuer.
As of March 31, 2020, bonds related to the Company's construction and real estate activities totaled $400.8 million. Approximately $381.5 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of March 31, 2020, the Company's estimated remaining exposure, assuming defaults on all existing contractual construction obligations, was approximately $54.9 million.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated joint ventures' borrowings with third party lenders, relating to the repayment of construction loans and performance of construction for the underlying project. As of March 31, 2020, the Company's limited guarantees on indebtedness related to one of its unconsolidated joint ventures total $3.1 million.
Other than obligations described above and those described in the Company's 2019 Form 10-K, obligations of the Company's joint ventures do not have recourse to the Company, and the Company's "at-risk" amounts are limited to its investment.
Legal Proceedings and Other Contingencies: Prior to the sale of approximately 41,000 acres of agricultural land on Maui to Mahi Pono Holdings, LLC ("Mahi Pono") in December 2018, the Company, through East Maui Irrigation Company, LLC ("EMI"), also owned approximately 16,000 acres of watershed lands in East Maui and also held four water licenses to approximately 30,000 acres owned by the State of Hawai‘i in East Maui. The sale to Mahi Pono includes the sale of a 50% interest in EMI (which closed February 1, 2019), and provides for the Company and Mahi Pono, through EMI, to jointly continue the existing process to secure a long-term lease from the State for delivery of irrigation water to Mahi Pono for use in Central Maui.
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
The Company is a party to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company's condensed consolidated financial statements as a whole.
11. REVENUE AND CONTRACT BALANCES
The Company disaggregates revenue from contracts with customers by revenue type, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2020	2019
Revenues:
Commercial Real Estate	$43.4	$36.8
Land Operations:
Development sales revenue	3.6	12.3
Unimproved/other property sales revenue	2.1	30.5
Other operating revenue	5.8	6.2
Land Operations	11.5	49.0
Materials & Construction	25.9	43.6
Total revenues	$80.8	$129.4
The total amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations was $74.4 million as of March 31, 2020. The Company expects to recognize as revenue approximately 50% - 55% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations in 2020, with the remaining recognized thereafter.
Timing of revenue recognition may differ from the timing of invoicing to customers. Certain construction contracts include retainage provisions that are customary in the industry (i.e., are not for financing purposes) and are included in Accounts receivable and retention, net. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customers. Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts earned and reimbursable under contracts, but have a conditional right for billing and payment, such as achievement of milestones or completion of the project. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced. Billings in excess of costs and estimated earnings on uncompleted contracts are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in millions):

	March 31, 2020	December 31, 2019
Accounts receivable	$37.4	$43.4
Contracts retention	$8.4	$8.6
Allowance for credit losses on accounts receivable and retention	$(1.5)	$(0.4)
Accounts receivable and retention, net	$44.3	$51.6
Costs and estimated earnings in excess of billings on uncompleted contracts	$9.3	$10.0
Billings in excess of costs and estimated earnings on uncompleted contracts	$7.6	$7.9
Variable consideration[1]	$62.0	$62.0
Other long term deferred revenue	$5.4	$5.6
[1]Variable consideration recorded with the sale of agricultural land on Maui in 2018.
For the three months ended March 31, 2020, the Company recognized revenue of $4.5 million related to the Company's contract liabilities reported as of January 1, 2020.
12. LEASES - THE COMPANY AS LESSOR
The Company leases land and buildings to third parties under operating leases. The historical cost of, and accumulated depreciation on, leased property as of March 31, 2020 and December 31, 2019 were as follows (in millions):

	March 31, 2020	December 31, 2019
Leased property - real estate	$1,513.9	$1,511.3
Less: Accumulated depreciation	(131.6)	(125.0)
Property under operating leases, net	$1,382.3	$1,386.3
Total rental income under these operating leases were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Lease payments	$30.2	$24.9
Variable lease payments	1.4	1.5
Total	$31.6	$26.4
Future lease payments to be received on non-cancelable operating leases as of March 31, 2020 were as follows (in millions):

March 31, 2020
2020	$66.8
2021	108.6
2022	96.7
2023	86.3
2024	74.2
2025	64.6
Thereafter	468.9
Total lease receivables	$966.1

13. LEASES - THE COMPANY AS LESSEE
There have been no material changes from the Company's leasing activities as a lessee described in Note 9 to the consolidated financial statements included in Item 8 of the Company's 2019 Form 10-K. Operating lease cost was $1.2 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. Finance lease cost was $0.3 million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively.
14. SHARE-BASED PAYMENT AWARDS
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
The following table summarizes the Company's stock option activity for the three months ended March 31, 2020 (in thousands, except weighted-average exercise price and weighted-average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2020	352.2	$13.95
Exercised	(7.3)	$11.38
Outstanding, March 31, 2020	344.9	$14.00	1.3 years	$—
Vested or expected to vest	344.9	$14.00	1.3 years	$—
Exercisable, March 31, 2020	344.9	$14.00	1.3 years	$—
The following table summarizes non-vested restricted stock unit activity for the three months ended March 31, 2020 (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2020	454.7	$23.88
Granted	225.7	$24.59
Vested	(88.2)	$25.92
Canceled	(43.3)	$26.60
Outstanding, March 31, 2020	548.9	$23.63
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
The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020 Grants	2019 Grants
Volatility of A&B common stock	22.6%	23.6%
Average volatility of peer companies	23.2%	24.3%
Risk-free interest rate	1.3%	2.6%

The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Share-based expense:
Time-based and market-based restricted stock units	$1.5	$1.4

15. EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three months ended March 31, 2020 and 2019 are shown below (in millions):

	Three Months Ended March 31,
	2020	2019
Service cost	$0.2	$0.5
Interest cost	1.7	2.1
Expected return on plan assets	(1.7)	(1.8)
Amortization of net loss	0.6	1.0
Amortization of prior service credit	—	(0.1)
Net periodic benefit cost	$0.8	$1.7

16. INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the three months ended March 31, 2020 differed from the effective tax rate for the same periods in 2019, primarily due to the benefit from interest income receivable on IRS tax refunds in 2019.
As of March 31, 2020, tax years 2016 and later are open to audit by the tax authorities. As of March 31, 2020, the Company has one open tax examination for the 2016 Hawaii state income tax return. The Company believes that the result of this audit will not have a material adverse effect on its results of operations, financial condition or liquidity.
17. EARNINGS PER SHARE ("EPS")
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

The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B shareholders and net income (loss) available to A&B shareholders (in millions):

	Three Months Ended March 31,
	2020	2019
Income (loss) from continuing operations	$5.8	$9.5
Exclude: (Income) loss attributable to noncontrolling interest	0.6	0.3
Income (loss) from continuing operations attributable to A&B shareholders	6.4	9.8
Distributions and allocations to participating securities	—	—
Income (loss) from continuing operations available to A&B common shareholders	6.4	9.8
Income (loss) from discontinued operations available to A&B common shareholders	(0.2)	(0.8)
Net income (loss) available to A&B common shareholders	$6.2	$9.0
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Denominator for basic EPS - weighted average shares outstanding	72.3	72.1
Effect of dilutive securities:
Stock options and restricted stock unit awards	0.2	0.4
Denominator for diluted EPS - weighted average shares outstanding	72.5	72.5
There were 0.1 million shares of anti-dilutive securities outstanding during the three months ended March 31, 2020. There were no shares of anti-dilutive securities outstanding during the three months ended March 31, 2019.
18. COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss, net of taxes, were as follows as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Unrealized components of benefit plans:
Pension plans	$(46.8)	$(47.4)
Post-retirement plans	0.2	0.2
Non-qualified benefit plans	(0.8)	(0.8)
Interest rate swap	(7.7)	(0.8)
Accumulated other comprehensive income (loss)	$(55.1)	$(48.8)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 were as follows (in millions):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2020	$(48.0)	$(0.8)	$(48.8)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	—	(6.9)	(6.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	0.6	—	0.6
Balance, March 31, 2020	$(47.4)	$(7.7)	$(55.1)

19. RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Related to the periods during which the relationship existed, revenues earned from transactions with affiliates were $0.7 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively. Expenses recognized from transactions with affiliates were $0.2 million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Receivables from these affiliates were $0.8 million and $0.2 million as of March 31, 2020 and December 31, 2019, respectively. Amounts due to these affiliates were $0.2 million and $1.2 million as of March 31, 2020 and December 31, 2019.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with certain affiliates that are partially owned by a former director of the Company, as lessee. Related to the periods during which the former director was actively serving the Company, revenue from transactions with these affiliates was $1.3 million during the three months ended March 31, 2019.
Land Operations. During the three months ended March 31, 2020 and 2019, the Company recognized $0.8 million and $0.3 million, respectively, related to revenue for services provided to certain unconsolidated investments in affiliates and interest earned on notes receivables from related parties. Receivables from service revenue from these affiliates were $0.2 million as of March 31, 2020 and were less than $0.1 million as of December 31, 2019. Notes receivables from related parties were $9.5 million and $13.1 million as of March 31, 2020 and December 31, 2019, respectively, related to a construction loan secured by a mortgage on real property with one of its joint ventures.
20. SEGMENT RESULTS
Operating segment information for the three months ended March 31, 2020 and 2019 is summarized below (in millions):

	Three Months Ended March 31,
	2020	2019
Operating Revenue:
Commercial Real Estate	$43.4	$36.8
Land Operations	11.5	49.0
Materials & Construction	25.9	43.6
Total operating revenue	80.8	129.4
Operating Profit (Loss):
Commercial Real Estate[1]	18.1	15.6
Land Operations[2]	5.0	12.6
Materials & Construction	(3.8)	(4.5)
Total operating profit (loss)	19.3	23.7
Gain (loss) on the sale of commercial real estate properties	0.5	—
Interest expense	(7.8)	(9.1)
Corporate and other expense	(6.2)	(6.2)
Income (Loss) from Continuing Operations Before Income Taxes	$5.8	$8.4
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
21. SUBSEQUENT EVENTS
In December 2019, a new strain of coronavirus (“COVID-19”) was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global and domestic response to the COVID-19 outbreak continues to evolve rapidly. Thus far, certain responses to the COVID-19 outbreak have included mandates from the State of Hawai‘i and local authorities that required temporary closure of or imposed limitations on the operations of certain non-essential businesses. The pandemic has caused a decline in Hawai‘i tourism, visitor arrivals and commercial activity. On April 25, 2020, the Hawai‘i governor extended certain State mandates through May 31, 2020.
The COVID-19 outbreak and associated responses will negatively impact the Company’s future results of operations, cash flows and financial condition. The Company is unable to estimate the full impact the novel coronavirus will have on its financial results at this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. ("A&B" or the "Company") and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission ("SEC").
Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions, as well as the rapidly changing challenges with, and the Company's plans and responses to, the recent novel coronavirus ("COVID-19") pandemic and related economic disruptions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, risks associated with COVID-19 and its impact on the Company's businesses, results of operations, liquidity and financial condition, the evaluation of alternatives by the Company related to its materials and construction business and by the Company's joint venture related to the development of Kukui‘ula, and the risk factors discussed in the Company's most recent Form 10-K, Form 10-Q and other filings with the SEC. The information in this Form 10-Q should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
INTRODUCTION
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is a supplement to the accompanying condensed consolidated financial statements and provides additional information about the Company's business, recent developments, financial condition, liquidity and capital resources, cash flows, results of operations and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is organized as follows:
•Business Overview: This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding its results of operations and financial condition or in understanding anticipated future trends.
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three months ended March 31, 2020.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment.
•Liquidity and Capital Resources: This section provides a discussion of the Company's financial condition and an analysis of the Company’s cash flows for the three months ended March 31, 2020 and 2019, as well as a discussion of the Company's ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.
•Other Matters: This section identifies and summarizes other matters to be discussed in Item 2 of this Form 10-Q including commitments, contingencies and off-balance sheet arrangements; accounting policies that significantly impact the Company's reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application; and other miscellaneous matters as needed.
Amounts in the MD&A are rounded to the nearest tenth of a million. Accordingly, a recalculation of totals and percentages, if based on the reported data, may be slightly different.

BUSINESS OVERVIEW
The Company operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:
•Commercial Real Estate ("CRE") functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., raising capital, identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships); and asset management (i.e., maintaining, upgrading and enhancing its portfolio of high-quality improved properties). The segment's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i citizens. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places and experiences for Hawai‘i residents as well as providing venues and opportunities for tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.
•Land Operations involves the management and optimization of the Company's historical landholdings primarily through the following activities: planning and entitlement of real property to facilitate sales; selling undeveloped land; and other operationally-diverse legacy business activities to employ its landholdings at their highest and best use. Financial results from this segment are principally derived from real estate development sales, land parcel sales, income/loss from real estate joint ventures and other legacy business activities.
•Materials & Construction ("M&C") operates as Hawai‘i's largest asphalt paving contractor and is one of the state's largest natural materials and infrastructure construction companies. Such activities are primarily conducted through the Company's wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i.
As a result of its conversion to a REIT and consequent de-emphasis of non-REIT operating businesses, the Company has established a strategy to simplify its business, which includes ongoing efforts to accelerate the monetization of land and related assets and also includes evaluating strategic options for the eventual monetization of some or all of its Materials & Construction businesses.
Coronavirus Outbreak
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has adversely impacted the global economy and has contributed to significant volatility in financial markets. Considerable uncertainty surrounds COVID-19 and its effects on the population, as well as the effectiveness of any responses taken by government authorities. The pandemic resulted in a significant decline in Hawai‘i tourism and business closures during the quarter ended March 31, 2020. The ultimate extent of the impact that the COVID-19 pandemic will have on our business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the duration and spread of the outbreak, the severity of economic disruptions and resulting impact on economic growth/recession, the response by all levels of government in their efforts to contain the outbreak and to mitigate the economic disruptions, the impact on travel and tourism behavior and the impact on consumer confidence and spending, all of which are highly uncertain and cannot be reasonably predicted.

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
Consolidated - First Quarter of 2020 compared with 2019

	Three Months Ended March 31,
(dollars in millions, except per share amounts, unaudited)	2020	2019	$ Change	Change
Operating revenue	$80.8	$129.4	(48.6)	(37.6)%
Cost of operations	(57.3)	(100.7)	43.4	(43.1)%
Selling, general and administrative	(13.8)	(15.5)	1.7	(11.0)%
Gain (loss) on the sale of commercial real estate properties	0.5	—	0.5	NM
Operating income (loss)	10.2	13.2	(3.0)	(22.7)%
Income (loss) related to joint ventures	3.2	2.7	0.5	18.5%
Interest and other income (expense), net	0.2	1.6	(1.4)	(87.5)%
Interest expense	(7.8)	(9.1)	1.3	(14.3)%
Income tax benefit (expense)	—	1.1	(1.1)	(100.0)%
Income (loss) from continuing operations	5.8	9.5	(3.7)	(38.9)%
Discontinued operations (net of income taxes)	(0.2)	(0.8)	0.6	(75.0)%
Net income (loss)	5.6	8.7	(3.1)	(35.6)%
(Income) loss attributable to noncontrolling interest	0.6	0.3	0.3	100.0%
Net income (loss) attributable to A&B	$6.2	$9.0	(2.8)	(31.1)%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.09	$0.13	(0.04)	(30.8)%
Basic earnings (loss) per share - discontinued operations	—	(0.01)	0.01	(100.0)%
Net income (loss) available to A&B shareholders	$0.09	$0.12	(0.03)	(25.0)%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.09	$0.13	(0.04)	(30.8)%
Diluted earnings (loss) per share - discontinued operations	—	(0.01)	0.01	(100.0)%
Net income (loss) available to A&B shareholders	$0.09	$0.12	(0.03)	(25.0)%

Continuing operations available to A&B common shareholders	$6.4	$9.8	(3.4)	(34.7)%
Discontinued operations available to A&B common shareholders	(0.2)	(0.8)	0.6	(75.0)%
Net income (loss) available to A&B common shareholders	$6.2	$9.0	(2.8)	(31.1)%

Funds From Operations ("FFO")[1]	$15.9	$16.4	(0.5)	(3.0)%
Core FFO[1]	$18.3	$12.5	5.8	46.4%

FFO per diluted share	$0.22	$0.23	(0.01)	(4.3)%
Core FFO per diluted share	$0.25	$0.17	0.08	47.1%
Weighted average diluted shares outstanding	72.5	72.5
1 Refer to page 29 for definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Operating revenue for the first quarter ended March 31, 2020 decreased 37.6%, or $48.6 million, to $80.8 million, primarily due to lower revenue from each of the Land Operations and Materials & Construction segments partially offset by higher revenue from the Commercial Real Estate segment. The reasons for business and segment-specific fluctuations in revenue are further described below in the Analysis of Operating Revenue and Profit by Segment.
Cost of operations for the first quarter ended March 31, 2020 decreased 43.1% or $43.4 million, to $57.3 million, primarily due to decreases in costs incurred by each of the Land Operations and Materials & Construction segments partially offset by an increase in costs incurred by the Commercial Real Estate segment. The reasons for the cost of operations changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.
Selling, general and administrative for the first quarter ended March 31, 2020 decreased 11.0%, or $1.7 million, to $13.8 million, primarily due to lower costs incurred in the Materials & Construction segment and CRE segment. The reasons for business and segment-specific fluctuations in selling, general and administrative expenses are further described below in the Analysis of Operating Revenue and Profit by Segment.
Gain (loss) on sale of commercial real estate properties of $0.5 million for the first quarter ended March 31, 2020 was composed of a sale of retail units within one of our commercial real estate properties under a purchase option held and executed by the then-current tenant.
Income (loss) related to joint ventures for the first quarter ended March 31, 2020 increased $0.5 million, to $3.2 million, due primarily to higher income related to real estate development joint ventures, as compared to the quarter ended March 31, 2019. Additional discussion of business and segment-specific fluctuations related to income (loss) related to joint ventures is further described in the Analysis of Operating Revenue and Profit by Segment.
Interest and other income (expense), net generated net income of $0.2 million in the first quarter ended March 31, 2020 compared to a net income of $1.6 million in the first quarter ended March 31, 2019. Other income for the first quarter ended March 31, 2019 included a gain of $2.6 million related to the sale of a 50% interest in EMI.
Interest expense for the first quarter ended March 31, 2020 decreased $1.3 million, to $7.8 million, due to lower average debt levels during the period.
Discontinued operations (net of income taxes) was a net expense of $0.2 million in the first quarter ended March 31, 2020 compared to a net expense of $0.8 million in the first quarter ended March 31, 2019.
(Income) Loss attributable to noncontrolling interest during the first quarter ended March 31, 2020 was a loss of $0.6 million compared to income of $0.3 million during the first quarter ended March 31, 2019. The noncontrolling interest represents third-party noncontrolling interests in two entities consolidated within the Materials & Construction segment, and in which Grace Pacific owns a 70 percent and 51 percent share in each. The loss in the first quarter ended March 31, 2020 was primarily driven by asset impairments incurred in the Materials & Construction segment in the reporting units which involve the noncontrolling interest.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate
Financial Results: Operating results for the first quarter ended March 31, 2020, as compared to the first quarter ended March 31, 2019, were as follows:

	Three Months Ended March 31,
(dollars in millions, unaudited)	2020	2019	$ Change	Change
Commercial Real Estate operating revenue	$43.4	$36.8	$6.6	17.9%
Commercial Real Estate operating costs and expenses	(24.3)	(19.2)	(5.1)	26.6%
Selling, general and administrative	(2.1)	(2.5)	0.4	(16.0)%
Intersegment operating revenue, net[1]	0.7	0.6	0.1	16.7%
Interest and other income (expense), net	0.4	(0.1)	0.5	(500.0)%
Commercial Real Estate operating profit (loss)	$18.1	$15.6	$2.5	16.0%
Operating profit (loss) margin	41.7%	42.4%

Cash Net Operating Income ("Cash NOI")[2]	$28.9	$24.2

Same-Store Cash Net Operating Income ("Same-Store Cash NOI")[2]	$24.5	$23.6
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (end of period)	3.9	3.5
Ground leases (acres at end of period)	154	—
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 29 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue increased 17.9% or $6.6 million, to $43.4 million for the first quarter ended March 31, 2020, as compared to the first quarter ended March 31, 2019. Operating profit increased 16.0%, or $2.5 million, to $18.1 million for the first quarter ended March 31, 2020, as compared to the first quarter ended March 31, 2019. The increase in operating revenue and operating profit from the prior year is primarily driven by the impact of acquired properties, redevelopment/new development projects commencing operations, as well as an growth in a category of properties that were owned and operated for the entirety of the prior calendar year ("Same-Store" as more fully described below).
•Acquired Properties — Acquired properties contributing to a significant increase in operating profit for the first quarter ended March 31, 2020, as compared to the first quarter ended March 31, 2019, include prior year acquisitions of ground lease interests in the land under the Home Depot warehouse store in the Iwilei submarket of Honolulu in March 2019 and land in Kapolei Business Park West, commonly known as the Honolulu Authority of Rapid Transportation (HART) precast yard, in April 2019. These ground leases which were in place for the full quarter contributed $1.0 million of additional gross margin as compared to the first quarter ended March 31, 2019.
•Redevelopment/New Development — Redevelopment and new development projects impacting current year operating profit due to the commencement of operations include Ho‘okele Shopping Center on Maui (commenced operations in the third quarter of 2019). This retail property contributed approximately $0.4 million of additional gross margin in 2020 as compared to 2019.
•Same-Store — Growth in Same-Store properties for the first quarter ended March 31, 2020, as compared to the first quarter ended March 31, 2019 was driven by a variety of different properties in our retail, industrial and ground lease portfolios primarily driven by increases in occupancy and favorable leasing spreads achieved for comparable leases. Most notably Komohana Industrial Park on Oahu increased its occupancy from 81.2% as of March 31, 2019 to 100.0% as of March 31, 2020, which, in addition to leasing activity, resulted in $0.2 million of additional gross margin for the first quarter ended March 31, 2020, as compared to the first quarter ended March 31, 2019.
The increase in operating revenue and gross margin from these drivers was partially offset by higher depreciation and amortization related to the acquired properties.

Commercial Real Estate Portfolio Acquisitions and Dispositions: There were no acquisitions of CRE improved properties or ground lease interests in land during the first quarter ended March 31, 2020.
During the first quarter ended March 31, 2020, the Company made the following dispositions within one of our commercial real estate properties under a purchase option held and executed by the then-current tenant as follows ($ in millions):

Dispositions
Property	Location (Island/City, State)	Date (Month/Year)	Sales Price	GLA (SF)
The Collection (Suites 2 & 3)	Oahu, HI	2/20	$6.0	6,100

Leasing Activity: During the first quarter ended March 31, 2020, the Company signed 18 new leases and 25 renewal leases, covering 200,500 square feet of GLA. The 18 new leases comprise 58,400 square feet with an average annual base rent of $20.46 per square foot. Signed new leases did not result in any significant average base rent increase over comparable expiring leases. The 25 renewal leases comprise 142,100 square feet with an average annual base rent of $17.93 per square foot. Signed renewal leases resulted in a 11.1% average base rent increase over comparable expiring leases.
Leasing activity summarized by property type for the first quarter ended March 31, 2020 was as follows:

	Three Months Ended March 31, 2020
	Leases	GLA	ABR/SF	Rent Spread
Retail	24	58,105	26.94	4.7%
Industrial	14	133,933	14.15	14.3%
Office	5	8,416	33.34	1.3%

Occupancy: Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial portfolio's occupancy and Same-Store occupancy percentage summarized by property type as of March 31, 2020 and 2019 was as follows:

Occupancy
	As of	As of	Percentage Point Change
	March 31, 2020	March 31, 2019
Retail	93.3%	94.9%	(1.6)
Industrial	97.4%	88.9%	8.5
Office	94.3%	94.3%	—
Total	94.7%	92.9%	1.8

Same-Store Occupancy
	As of	As of	Percentage Point Change
	March 31, 2020	March 31, 2019
Retail	95.0%	94.9%	0.1
Industrial	97.2%	88.9%	8.3
Office	94.3%	94.3%	—
Total	95.7%	92.9%	2.8

Land Operations - First Quarter of 2020 compared with 2019

	Three Months Ended March 31,
(in millions, unaudited)	2020	2019
Development sales revenue	$3.6	$12.3
Unimproved/other property sales revenue	2.1	30.5
Other operating revenue[1]	5.8	6.2
Total Land Operations operating revenue	11.5	49.0
Land operations costs and operating expenses	(9.3)	(40.8)
Earnings (loss) from joint ventures	3.0	2.6
Interest and other income (expense), net	(0.2)	1.8
Total Land Operations operating profit (loss)	$5.0	$12.6
1 Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
First Quarter of 2020: The Company continues to execute on its strategy involving de-emphasis of non-REIT operating businesses and simplifying through ongoing efforts to accelerate the monetization of its remaining land and related assets. Operations revenue was $11.5 million and included the impact of current period development sales at Maui Business Park II and an unimproved land sale on the island of Kauai. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment (e.g., trucking service, renewable energy, and diversified agribusiness operations).
Land Operations operating profit of $5.0 million during the first quarter ended March 31, 2020 was composed of the margins on the Maui Business Park II development lot and Kauai unimproved property, as well as income/loss from real estate joint ventures and from the operations of the Land Operations segment's other legacy business activities.
First Quarter of 2019: Land Operations revenue was $49.0 million and included sales of were primarily driven by unimproved property sales of approximately 800 acres of agricultural land on Maui and 42 acres of land and related improvements in Wailea. Land Operations segment revenue for the first quarter of 2019 also included 22 units from the Company's Kamalani real estate development project in Kihei, Maui and one Kahala Avenue parcel. Operating profit for the first quarter of 2019 also included real estate development joint venture earnings of $2.6 million, a gain of $2.6 million related to the sale of 50% interest in EMI, and $0.9 million in pension related expenses.
Known Trends, Events and Uncertainties: The asset class mix of real estate sales in any given year or quarter can be diverse and may include developed residential real estate, developable subdivision lots, undeveloped land, or property sold under threat of condemnation. Further, the timing of property or parcel sales can significantly affect operating results in a given period.
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

Materials & Construction - First Quarter of 2020 compared with 2019

	Three Months Ended March 31,
(in millions, unaudited)	2020	2019	$ Change	Change
Materials & Construction operating revenue	$25.9	$43.6	$(17.7)	(40.6)%
Materials & Construction operating profit (loss)	$(3.8)	$(4.5)	$0.7	(15.6)%
Operating margin percentage	(14.7)%	(10.3)%
Depreciation and amortization	$2.8	$2.8	$—	—%
Aggregate tons delivered (tons in thousands)	148.0	201.0	(53.0)	(26.4)%
Asphalt tons delivered (tons in thousands)	34.0	77.0	(43.0)	(55.8)%
Backlog[1] at period end	$82.0	$124.7	$(42.7)	(34.2)%
1 Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its Prestress and construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. As of March 31, 2020 and 2019, these amounts include $14.3 million and $18.1 million of opportunity backlog consisting of government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory at the time of this disclosure. Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts. Maui Paving's backlog at March 31, 2020 and 2019 was $7.6 million and $2.1 million, respectively.

Materials & Construction revenue was $25.9 million for the first quarter ended March 31, 2020, compared to $43.6 million for the first quarter ended March 31, 2019. Operating loss was $3.8 million for the first quarter ended March 31, 2020, compared to operating loss of $4.5 million for the first quarter ended March 31, 2019. During the quarter ended March 31, 2020, the segment operating loss was primarily driven by lower paving volume due to project delays resulting from inclement weather, government agency-imposed delays and the impact of COVID-19 (including travel restrictions and resource availability for projects on neighbor islands). The Company is continuing to monitor the performance of the M&C segment in the context of the COVID-19 pandemic. However, based on the inherent uncertainty in the general economic environment, there can be no assurance that the carrying values associated with the long-lived assets and goodwill will be recoverable and impairments on such long-lived assets and goodwill may be required.
The reduction in backlog from March 31, 2019 to March 31, 2020 is due primarily to an overall decrease in bidding opportunities presented by government agencies. During the quarter ended March 31, 2020, Materials & Construction backlog increased from $79.5 million at December 31, 2019 to $82.0 million. As noted in prior periods, backlog reflects a recent change in the manner in which local government agencies contract paving services (reducing the amount of paving work that meets the definition of backlog). Certain agencies award "maintenance contracts" under which a contractor can secure all paving work within a certain geographic area, but jobs are not identified in advance (and, therefore, will not meet the requirement for inclusion in backlog). Under this maintenance contract system, during the first quarter ended March 31, 2020, the Company secured significant maintenance contract awards, including the Oahu State Pavement Preservation maintenance contracts for the entire island of Oahu. Procedurally, such contracts must receive a "notice-to-proceed" from the State prior to the agency being able to issue work orders that would meet the definition of backlog.
Use of Non-GAAP Financial Measures
The Company uses non-GAAP measures when evaluating operating performance because management believes that they provide additional insight into the Company's and segments' core operating results, and/or the underlying business trends affecting performance on a consistent and comparable basis from period to period. These measures generally are provided to investors as an additional means of evaluating the performance of ongoing core operations. The non-GAAP financial information presented herein should be considered supplemental to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP.
FFO is presented by the Company as a widely used non-GAAP measure of operating performance for real estate companies. FFO is defined by the National Association of Real Estate Investment Trusts ("Nareit") December 2018 Financial Standards White Paper as follows: net income (calculated in accordance with GAAP), excluding (1) depreciation and amortization related to real estate, (2) gains and losses from the sale of certain real estate assets, (3) gains and losses from change in control and (4) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

The Company believes that, subject to the following limitations, FFO provides a supplemental measure to net income (calculated in accordance with GAAP) for comparing its performance and operations to those of other REITs. FFO does not represent an alternative to net income calculated in accordance with GAAP. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. The Company presents different forms of FFO:
•"Core FFO" represents a non-GAAP measure relevant to the operating performance of its commercial real estate business (i.e., its core business). Core FFO is calculated by adjusting CRE operating profit to exclude items noted above (i.e., depreciation and amortization related to real estate included in CRE operating profit) and to make further adjustments to include expenses not included in CRE operating profit but that are necessary to accurately reflect the operating performance of its core business (i.e., unallocated corporate expenses and interest expense attributable to this core business). The Company believes such adjustments facilitate the comparable measurement of the Company's core operating performance over time. The Company believes that Core FFO, which is a supplemental non-GAAP financial measure, provides an additional and useful means to assess and compare the operating performance of REITs.

•FFO represents the Nareit-defined non-GAAP measure for the operating performance of the Company as a whole. The Company's calculation refers to net income (loss) available to A&B common shareholders as its starting point in the calculation of FFO.

The Company presents both non-GAAP measures and reconciles each to the most directly-comparable GAAP measure as well as reconciling FFO to Core FFO. The Company's FFO and Core FFO may not be comparable to FFO non-GAAP measures reported by other REITs. These other REITs may not define the term in accordance with the current Nareit definition or may interpret the current Nareit definition differently.
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
To emphasize, the Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies.

Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the three months ended March 31, 2020 and 2019 are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Net income (loss) available to A&B common shareholders	$6.2	$9.0
Depreciation and amortization of commercial real estate properties	10.2	7.4
Gain on the sale of commercial real estate properties	(0.5)	—
FFO	$15.9	$16.4
Exclude items not related to core business:
Land Operations Operating Profit	(5.0)	(12.6)
Materials & Construction Operating Loss	3.8	4.5
Loss from discontinued operations	0.2	0.8
Income (loss) attributable to noncontrolling interest	(0.6)	(0.3)
Income tax expense (benefit)	—	(1.1)
Non-core business interest expense	4.0	4.8
Core FFO	$18.3	$12.5
Reconciliations of Core FFO starting from CRE operating profit for the three months ended March 31, 2020 and 2019 are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
CRE Operating Profit	$18.1	$15.6
Depreciation and amortization of commercial real estate properties	10.2	7.4
Corporate and other expense	(6.2)	(6.2)
Core business interest expense	(3.8)	(4.3)
Core FFO	$18.3	$12.5
Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate Cash NOI for the three months ended March 31, 2020 and 2019 are as follows (in millions):

	Three Months Ended March 31,
(in millions, unaudited)	2020	2019
Commercial Real Estate Operating Profit (Loss)	$18.1	$15.6
Plus: Depreciation and amortization	10.2	7.4
Less: Straight-line lease adjustments	(0.8)	(1.0)
Less: Favorable/(unfavorable) lease amortization	(0.3)	(0.4)
Plus: Other (income)/expense, net	(0.4)	0.1
Plus: Selling, general, administrative and other expenses	2.1	2.5
Commercial Real Estate Cash NOI	28.9	24.2
Less: Cash NOI from acquisitions, dispositions, and other adjustments	(4.4)	(0.6)
Same-Store Cash NOI	$24.5	$23.6

LIQUIDITY AND CAPITAL RESOURCES
Overview: The Company's primary liquidity needs have historically been to support working capital requirements and fund capital expenditures, commercial real estate acquisitions and real estate developments. The Company's principal sources of liquidity have been cash flows provided by operating activities, available cash and cash equivalent balances, and borrowing capacity under its various credit facilities.

The Company's operating income (loss) is generated by its subsidiaries. There are no material restrictions on the ability of the Company's wholly owned subsidiaries to pay dividends or make other distributions to the Company. The Company regularly evaluates investment opportunities, including development-for-hold projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. The Company cannot predict whether or when it may make investments or what impact any such transactions could have on the Company's results of operations, cash flows or financial condition.
Cash Flows: Cash flows provided by operations were $18.9 million and $24.6 million for the three months ended March 31, 2020 and 2019, respectively. Cash flows from operating activities for the three months ended March 31, 2020 were primarily driven by the cash generated from the CRE segment, which represents its core business, and involves leasing space to well-capitalized tenants to generate consistent and predictable cash flows after expenses. Cash flows from the Land Operations segment has decreased as compared to the prior year's first quarter which is attributable to the Company's strategic shift which resulted in the successful closing out of two development-for-sale projects in 2019.
Cash flows provided by investing activities was $2.9 million for the three months ended March 31, 2020 as compared to cash flows used in investing activities of $52.2 million for the three months ended March 31, 2019. The change was primarily driven by a decrease in capital expenditures. The three months ended March 31, 2020 included cash outlays of $6.2 million related to capital expenditures. The three months ended March 31, 2019 included cash outlays of $59.0 million related to capital expenditures which was largely driven by $42.4 million related to the Company's acquisition of a ground lease asset on Oahu.
As it relates to CRE segment capital expenditures, the Company differentiates between development and redevelopment activity and activity necessary to maintain building value, the current income stream and position in the market (the latter activity, "Maintenance Capital Expenditures"). Capital expenditures for the respective periods were as follows:

	Three Months Ended March 31,
(in millions, unaudited)	2020	2019	Change
CRE property acquisitions, development and redevelopment	$3.5	$54.1	(93.5)%
Building/area improvements (Maintenance Capital Expenditures)	1.3	2.1	(38.1)%
Tenant space improvements (Maintenance Capital Expenditures)	0.7	0.9	(22.2)%
Quarrying and paving	0.2	1.5	(86.7)%
Agribusiness and other	0.5	0.4	25.0%
Total capital expenditures¹	$6.2	$59.0	(89.5)%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
As noted above, the COVID-19 pandemic has adversely impacted global commercial activity; has contributed to significant volatility in financial markets; and both its near- and long-term economic impacts remain uncertain. Given the uncertainty around the duration and economic impact of the COVID-19 pandemic, the Company is not able to project capital expenditures in 2020 related to any of its segments.
Net cash flows provided by financing activities was $100.5 million for the three months ended March 31, 2020, as compared to net cash used in financing activities for the three months ended March 31, 2019 of $16.4 million. The change in cash flows provided by/used in financing activities in 2020 as compared to 2019 was due primarily to the Company drawing $120 million on its credit facility as a safeguard due to uncertainty caused by the COVID-19 pandemic.
Other Sources of Liquidity: Additional sources of liquidity for the Company include trade receivables, contracts retention, and inventories, totaling $66.3 million at March 31, 2020, a decrease of $6.8 million from December 31, 2019.
The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. At March 31, 2020, the Company had $231.0 million of revolving credit borrowings outstanding, $1.7 million in letters of credit had been issued against the facility, and $217.3 million remained unused.

Known Trends, Events and Uncertainties: As noted above, the COVID-19 pandemic has adversely impacted the global economy; has contributed to significant volatility in financial markets; and both its near- and long-term economic impacts remain uncertain. This uncertainty includes the potential need for additional capital resources to maintain the Company's business and operations during a period of potential declining or delayed rent payments from CRE tenants and/or potential declining revenue from its other businesses.
As a safeguard due to this uncertainty caused by the COVID-19 pandemic, the Company drew $120 million on its revolving credit facility to provide additional liquidity and financial flexibility. Based on its current outlook, the Company believes that funds generated from results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company's business requirements for the next twelve months, including working capital, capital expenditures and distributions to shareholders. However, as the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
Tax-Deferred Real Estate Exchanges:
Sales: During the first quarter ended March 31, 2020, the Company generated approximately $5.9 million of cash proceeds that qualified for potential tax-deferral treatment under Internal Revenue Code §1031 in connection with the sale of The Collection (Suites 2 & 3) on Oahu.
Purchases: During the first quarter ended March 31, 2020, there were no acquisitions utilizing proceeds from tax-deferred sales or condemnations.
Proceeds from §1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from §1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2020, there were $5.9 million cash proceeds from tax-deferred sales and approximately $14.5 million from tax-deferred condemnations that had not yet been reinvested.
OTHER MATTERS
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2020, and herein incorporated by reference, is included in Note 10 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.
Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of the Company's financial statements were described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2019 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes in the quantitative and qualitative disclosures about market risk since December 31, 2019.
As noted above, the COVID-19 pandemic has adversely impacted the global economy; has contributed to significant volatility in financial markets; and both its near- and long-term economic impacts remain uncertain. With respect to material market risk exposures, as the Company is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations, the Company will continue to actively monitor the situation and its impact on interest rates and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the "Legal Proceedings and Other Contingencies" section in Note 10 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
With the exception of the following, there have been no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in the Company's most recent annual report on Form 10-K.
Risks Relating to Our Business
The COVID-19 pandemic and measures intended to prevent its spread could have an adverse effect on our business, results of operations, cash flows, and financial condition.

In December 2019, a new strain of coronavirus ("COVID-19") was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has led governments around the world, including federal, state and local authorities in the United States, to implement measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The pandemic has caused a decline in Hawai‘i tourism, visitor arrivals and commercial activity, which, if prolonged, may have an adverse impact on Hawai‘i’s economy.
The impact of the COVID-19 pandemic and measures to prevent its spread could adversely affect our businesses, results of operations, cash flows and financial condition. Our leasing rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent and other obligations to us. Tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis or at all. Certain of our tenants may incur significant costs or losses responding to the pandemic, lose business due to any interruption in the operations of our properties, or incur other losses or liabilities related to shelter-in-place orders, quarantines, infection or other related factors. Federal, state, local and industry-initiated efforts may also limit our ability to collect rent or enforce remedies for the failure to pay rent. In addition, the deterioration of economic conditions as a result of the pandemic may decrease occupancy levels and rents across our portfolio as tenants reduce or defer their spending, which could adversely affect the value of our properties.
The COVID-19 pandemic has caused, and may continue to cause, severe economic, market and other disruptions worldwide. Conditions in the lending, capital, and other financial markets may continue to deteriorate as a result of the pandemic, and our access to capital and other sources of funding may become constrained, which could adversely affect the availability and terms of future borrowings, renewals, or refinancings.
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
An economic downturn, which may be brought on by the COVID-19 pandemic, could challenge the Company's ability to maintain its ongoing compliance with these financial covenants. While the Company, if in breach of such covenants, intends to apply for temporary waivers of such requirements, the Company's failure to receive such waivers would have an adverse effect on our liquidity and capital resources.
The COVID-19 pandemic has led to remote working by our employees, which may result in certain increases in cyber and privacy risks, which could have an adverse effect on us.

We have transitioned a significant subset of our employees to a remote work environment in compliance with state and local shelter-in-place orders, which may exacerbate certain risks to our businesses, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information.

Risks Relating to Our Commercial Real Estate Segment

The COVID-19 pandemic may have an adverse effect on our tenants' operations and financial condition and could adversely impact our profitability.

Considerable uncertainty surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken by government authorities. The pandemic has caused a decline in Hawai‘i tourism, visitor arrivals and commercial activity, which, if prolonged, may have an adverse impact on Hawai‘i’s economy and our tenants' operations and financial condition.
On March 21, 2020, the Hawai‘i governor issued a proclamation requiring all persons arriving or returning to the State of Hawai‘i to comply with a mandatory fourteen day (or the duration the individual's presence in the State, if shorter) self-quarantine. Further, on March 23, 2020, the Hawai‘i governor issued stay-at-home and work-from-home orders for all residents and businesses other than those that provide essential services to residents (including groceries, healthcare, pharmacies, delivery and take-out food and financial services). On April 25, 2020, the Hawai‘i governor extended these mandates through May 31, 2020. Both such restrictions could be in place for an extended period.
While these shelter-in-place restrictions do not directly apply to a portion of our tenants (e.g., those providing such essential services through properties in our retail and industrial centers or through ground leases), these restrictions could adversely impact certain of our tenants, as governmental instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing certain of our tenants to temporarily close their brick-and-mortar stores.
The COVID-19 pandemic may have a continued adverse impact on economic and market conditions and may trigger a protracted period of economic slowdown globally and in Hawai‘i. The rapidly evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our real estate investments.
Risks Relating to Our Materials & Construction Segment
The COVID-19 pandemic may have an adverse effect on infrastructure and other projects and could reduce our revenues and profits from our materials and construction businesses.

Considerable uncertainty surrounds the COVID-19 pandemic and its effect on the economy globally and in Hawai‘i. Any resulting slowdown or delays in, or work stoppages or workforce disruptions relating to, infrastructure and other projects could reduce the revenues and profits from our materials and construction businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	47,053	$21.93	—	—
February 1-29, 2020	—	$—	—	—
March 1-31, 2020	—	$—	—	—
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
95 Mine Safety Disclosure
101 The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

May 1, 2020	By: /s/ Brett A. Brown
Brett A. Brown
Executive Vice President and Chief Financial Officer

May 1, 2020	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President, Chief Accounting Officer and Controller