Form 10-Q
period 2020-06-30
Alexander & Baldwin, Inc.
filed 2020-08-07
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of June 30, 2020: 72,348,218

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions) (Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Real estate investments
Real estate property	$1,541.4	$1,540.2
Accumulated depreciation	(141.4)	(127.5)
Real estate property, net	1,400.0	1,412.7
Real estate developments	77.9	79.1
Investments in real estate joint ventures and partnerships	132.8	133.4
Real estate intangible assets, net	67.9	74.9
Real estate investments, net	1,678.6	1,700.1
Cash and cash equivalents	96.2	15.2
Restricted cash	0.2	0.2
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $4.1 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively	48.0	51.6
Inventories	20.2	20.7
Other property, net	119.8	124.4
Operating lease right-of-use assets	20.0	21.8
Goodwill	10.5	15.4
Other receivables, net of allowance for credit losses and allowance for doubtful accounts of $4.3 million and $1.6 million as of June 30, 2020 and December 31, 2019, respectively	14.0	27.8
Prepaid expenses and other assets, net of allowance for credit losses and allowance for doubtful accounts of $0.1 million and $0 million as of June 30, 2020 and December 31, 2019, respectively	98.7	107.1
Total assets	$2,106.2	$2,084.3

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$768.6	$704.6
Accounts payable	12.4	17.8
Operating lease liabilities	19.8	21.6
Accrued pension and post-retirement benefits	26.9	26.8
Indemnity holdbacks	7.5	7.5
Deferred revenue	66.8	67.6
Accrued and other liabilities	93.4	103.4
Total liabilities	995.4	949.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interest	6.2	6.3
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 72.3 million shares at June 30, 2020 and December 31, 2019, respectively	1,803.1	1,800.1
Accumulated other comprehensive income (loss)	(55.1)	(48.8)
Distributions in excess of accumulated earnings	(643.4)	(626.2)
Total A&B shareholders' equity	1,104.6	1,125.1
Noncontrolling interest	—	3.6
Total equity	1,104.6	1,128.7
Total liabilities and equity	$2,106.2	$2,084.3
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenue:
Commercial Real Estate	$34.0	$39.1	$77.4	$75.9
Land Operations	9.8	24.9	21.3	73.9
Materials & Construction	30.1	45.1	56.0	88.7
Total operating revenue	73.9	109.1	154.7	238.5
Operating Costs and Expenses:
Cost of Commercial Real Estate	24.0	21.3	48.3	40.5
Cost of Land Operations	2.9	23.2	10.9	62.6
Cost of Materials & Construction	28.2	43.2	53.2	85.2
Selling, general and administrative	9.0	16.2	22.8	31.8
Impairment of assets related to Materials & Construction	5.6	—	5.6	—
Total operating costs and expenses	69.7	103.9	140.8	220.1
Gain (loss) on the disposal of assets, net	—	—	0.5	—
Operating Income (Loss)	4.2	5.2	14.4	18.4
Other Income and (Expenses):
Income (loss) related to joint ventures	(0.1)	1.0	3.1	3.7
Interest and other income (expense), net (Note 2)	(0.4)	0.6	(0.2)	2.2
Interest expense	(7.8)	(8.1)	(15.6)	(17.2)
Income (Loss) from Continuing Operations Before Income Taxes	(4.1)	(1.3)	1.7	7.1
Income tax benefit (expense)	—	—	—	1.1
Income (Loss) from Continuing Operations	(4.1)	(1.3)	1.7	8.2
Income (loss) from discontinued operations, net of income taxes	(0.6)	0.1	(0.8)	(0.7)
Net Income (Loss)	(4.7)	(1.2)	0.9	7.5
Loss (income) attributable to noncontrolling interest	—	0.4	0.6	0.7
Net Income (Loss) Attributable to A&B Shareholders	$(4.7)	$(0.8)	$1.5	$8.2

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(0.06)	$(0.01)	$0.03	$0.12
Discontinued operations available to A&B shareholders	(0.01)	—	(0.01)	(0.01)
Net income (loss) available to A&B shareholders	$(0.07)	$(0.01)	$0.02	$0.11

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$(0.06)	$(0.01)	$0.03	$0.12
Discontinued operations available to A&B shareholders	(0.01)	—	(0.01)	(0.01)
Net income (loss) available to A&B shareholders	$(0.07)	$(0.01)	$0.02	$0.11

Weighted-Average Number of Shares Outstanding:
Basic	72.3	72.2	72.3	72.1
Diluted	72.3	72.2	72.4	72.5

Amounts Available to A&B Common Shareholders (Note 17):
Continuing operations available to A&B common shareholders	$(4.1)	$(0.9)	$2.3	$8.9
Discontinued operations available to A&B common shareholders	(0.6)	0.1	(0.8)	(0.7)
Net income (loss) available to A&B common shareholders	$(4.7)	$(0.8)	$1.5	$8.2
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss)	$(4.7)	$(1.2)	$0.9	$7.5
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	(0.7)	(2.0)	(7.6)	(3.5)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	0.1	(0.2)	0.1	(0.3)
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost	0.6	1.0	1.2	2.0
Amortization of prior service credit included in net periodic benefit cost	—	(0.2)	—	(0.3)
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	—	(1.4)	(6.3)	(2.1)
Comprehensive Income (Loss)	(4.7)	(2.6)	(5.4)	5.4
Comprehensive income (loss) attributable to noncontrolling interest	—	0.4	0.6	0.7
Comprehensive Income (Loss) Attributable to A&B Shareholders	$(4.7)	$(2.2)	$(4.8)	$6.1
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$0.9	$7.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	27.4	23.4
Loss (gain) from disposals and asset transactions, net	(0.5)	(2.5)
Impairment of assets	5.6	—
Share-based compensation expense	3.0	2.7
(Income) loss from affiliates, net of distributions of income	(2.9)	(1.4)
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	0.1	(11.0)
Inventories	0.3	(1.7)
Prepaid expenses, income tax receivable and other assets	14.3	31.4
Development/other property inventory	0.7	41.4
Accrued pension and post-retirement benefits	1.3	3.1
Accounts payable	(3.7)	(10.4)
Accrued and other liabilities	(18.3)	(1.4)
Net cash provided by (used in) operations	28.2	81.1

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	—	(218.4)
Capital expenditures for property, plant and equipment	(10.9)	(27.4)
Proceeds from disposal of property, investments and other assets	9.4	3.0
Payments for purchases of investments in affiliates and other investments	—	(3.3)
Distributions of capital from investments in affiliates and other investments	5.3	10.6
Net cash provided by (used in) investing activities	3.8	(235.5)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	173.0	53.9
Payments of notes payable and other debt and deferred financing costs	(100.5)	(109.2)
Borrowings (payments) on line-of-credit agreement, net	(8.7)	4.0
Cash dividends paid	(13.8)	(22.4)
Proceeds from issuance (repurchase) of capital stock and other, net	(1.0)	(1.1)
Net cash provided by (used in) financing activities	49.0	(74.8)

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	81.0	(229.2)
Balance, beginning of period	15.4	234.9
Balance, end of period	$96.4	$5.7

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(10.8)	$(15.3)
Income tax (payments)/refunds, net	$0.5	$25.8

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	3.0	3.1
Receivable from disposal of a M&C subsidiary	0.5	—
Right-of-use ("ROU") assets and corresponding lease liability recorded upon ASC 842 adoption	—	31.0
Finance lease liabilities arising from obtaining ROU assets	0.4	1.7
Declared distribution to noncontrolling interest	—	0.3

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$15.2	$11.4
Restricted cash	0.2	223.5
Cash, cash equivalents and restricted cash	$15.4	$234.9

End of the period:
Cash and cash equivalents	$96.2	$5.5
Restricted cash	0.2	0.2
Cash, cash equivalents and restricted cash	$96.4	$5.7

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2020 and 2019
(In millions) (Unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2019	72.0	$1,793.4	$(51.9)	$(538.9)	$5.7	$1,208.3	$7.9
Net income (loss)	—	—	—	8.2	(0.7)	7.5	—
Other comprehensive income (loss), net of tax	—	—	(2.1)	—	—	(2.1)	—
Dividend on common stock ($0.31 per share)	—	—	—	(22.4)	—	(22.4)	—
Distributions to noncontrolling interest	—	—	—	—	(0.3)	(0.3)	—
Share-based compensation	—	2.7	—	—	—	2.7	—
Shares issued or repurchased, net	0.2	(0.2)	—	(0.9)	—	(1.1)	—
Balance, June 30, 2019	72.2	$1,795.9	$(54.0)	$(554.0)	$4.7	$1,192.6	$7.9

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2020	72.3	$1,800.1	$(48.8)	$(626.2)	$3.6	$1,128.7	$6.3
Cumulative impact of adoption of ASC 326	—	—	—	(4.0)	(0.1)	(4.1)	—
Net income (loss)	—	—	—	1.5	(0.5)	1.0	(0.1)
Other comprehensive income (loss), net of tax	—	—	(6.3)	—	—	(6.3)	—
Dividend on common stock ($0.19 per share)	—	—	—	(13.8)	—	(13.8)	—
Disposal of M&C subsidiary	—	—	—	—	(3.0)	(3.0)	—
Share-based compensation	—	3.0	—	—	—	3.0	—
Shares issued or repurchased, net	—	—	—	(0.9)	—	(0.9)	—
Balance, June 30, 2020	72.3	$1,803.1	$(55.1)	$(643.4)	$—	$1,104.6	$6.2
See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2020 and 2019
(In millions) (Unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2019	72.1	$1,794.0	$(52.6)	$(541.3)	$5.4	$1,205.5	$7.9
Net income (loss)	—	—	—	(0.8)	(0.4)	(1.2)	—
Other comprehensive income (loss), net of tax	—	—	(1.4)	—	—	(1.4)	—
Dividend on common stock ($0.165 per share)	—	—	—	(11.9)	—	(11.9)	—
Distributions to noncontrolling interest	—	—	—	—	(0.3)	(0.3)	—
Share-based compensation	—	1.3	—	—	—	1.3	—
Shares issued or repurchased, net	0.1	0.6	—	—	—	0.6	—
Balance, June 30, 2019	72.2	$1,795.9	$(54.0)	$(554.0)	$4.7	$1,192.6	$7.9

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2020	72.3	$1,801.6	$(55.1)	$(638.7)	$3.0	$1,110.8	$6.2
Net income (loss)	—	—	—	(4.7)	—	(4.7)	—
Disposal of M&C subsidiary	—	—	—	—	(3.0)	(3.0)	—
Share-based compensation	—	1.5	—	—	—	1.5	—
Balance, June 30, 2020	72.3	$1,803.1	$(55.1)	$(643.4)	$—	$1,104.6	$6.2

See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates in three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C").  As of June 30, 2020, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, ten industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area; it also owns a portfolio of ground leases in Hawai‘i representing 153.8 acres as of June 30, 2020. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Basis of Presentation: The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years ended December 31, 2019, 2018 and 2017, respectively, and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission ("SEC").
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
In April 2020, the Financial Accounting Standards Board ("FASB") staff issued a question-and-answer document focusing on lease concessions related to the effects of the 2019 coronavirus pandemic ("COVID-19") and the application of lease accounting guidance related to modifications (the "Lease Modification Q&A"). See Note 12 to the consolidated financial statements for further discussion on the impact of applicable rent relief provided (in the form of rent deferrals) during the quarter ended June 30, 2020 under the Lease Modification Q&A.
Recently adopted accounting pronouncements
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost and available for sale debt securities, and amended the guidance thereafter. The guidance in ASU 2016-13 and related amendments was codified into Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses ("ASC 326"). ASC 326 amended prior guidance on the impairment of financial instruments by adding an impairment model based on expected losses rather than incurred losses that would be recognized through an allowance for credit losses. Amendments included in ASC 326 further clarified that operating lease receivables are not within the scope of ASC 326 and are to remain governed by lease guidance.
The Company completed its adoption of the provisions of ASU 2016-13, as amended, with an effective date of January 1, 2020, using a modified retrospective approach for its financial assets in the scope of ASC 326, which consisted of in-scope financial assets held at amortized cost (presented as part of the Company's accounts and retention receivables, other receivables and other contract assets). As a result of the guidance, the Company is required to estimate and record non-cash credit losses related to these financial assets and expand its credit quality disclosures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable guidance. The Company recorded a net increase of $4.0 million to Distributions in excess of accumulated earnings as of January 1, 2020, with a corresponding increase to previously recorded valuation accounts for its financial assets held at amortized cost for the cumulative effect of adopting ASC 326. The new standard did not have a material impact to any of the Company's other financial assets or instruments presented on its condensed consolidated balance sheet.

The following table illustrates the impact of the Company's adoption of ASC 326 (in millions):

	January 1, 2020
	As Reported under ASC 326	Prior to ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on Accounts receivable and retention	$1.6	$0.3	$1.3
Allowance for credit losses on Other receivables	4.2	1.6	2.6
Allowance for credit losses on costs and estimated earnings in excess of billings on uncompleted contracts[1]	0.1	—	0.1
Total	$5.9	$1.9	$4.0
1 Included in Prepaid expenses and other assets in the condensed consolidated balance sheets.
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
Reclassifications
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

Allowance for Credit Losses
The Company estimates its allowance for credit losses for financial assets within the scope of ASC 326 at portfolio levels which include the CRE segment, the Land Operations segment and individual components of the M&C segment (e.g., "GPC," "GPRS," further described in Note 1 to the consolidated financial statements included in Item 8 of the Company's 2019 Form 10-K). Within these portfolio levels, the Company develops expected credit loss estimates by security type (which may include financing receivables or contract assets recognized in contracts with customers) by factoring historical loss information; information on both current conditions and reasonable and supportable forecasts of future conditions that may not be reflected in historical loss information; and other relevant credit quality information for the respective securities. As part of this process, the Company analyzes relevant information on a collective (pool) basis for securities with similar risk characteristics or separately on an individual basis when a financial asset does not share risk characteristics with other financial assets.
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
Interest and other income (expense), net
Interest and other income (expense), net for the three and six months ended June 30, 2020 and 2019 included the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$0.2	$1.8	$0.8	$2.0
Pension and postretirement benefit (expense)	(0.6)	(1.1)	(1.3)	(2.3)
Gain (loss) on sale of joint venture interest	—	—	—	2.6
Other income (expense), net	—	(0.1)	0.3	(0.1)
Interest and other income (expense), net	(0.4)	$0.6	(0.2)	$2.2

3. REAL ESTATE ASSET ACQUISITIONS
The Company did not execute any acquisitions during the six months ended June 30, 2020. During the year ended December 31, 2019, the Company acquired five commercial real estate assets for $218.4 million.

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
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the quarters ended June 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$38.3	$57.6	$90.3	$98.4
Operating costs and expenses	34.1	54.7	74.0	92.0
Gross Profit (Loss)	$4.2	$2.9	$16.3	$6.4
Income (Loss) from Continuing Operations[1]	$0.4	$0.2	$8.0	$1.1
Net Income (Loss)[1]	$0.2	$0.4	$7.8	$1.0
[1] Includes earnings from equity method investments held by the investee.

5. ALLOWANCE FOR CREDIT LOSSES
The following table presents the activity in the allowance for credit losses related to the Company's financing receivables and contract assets for the six months ended June 30, 2020 (in millions):

	CRE	Land Operations	M&C
	Financing Receivables	Financing Receivables	Contract Assets	Total
Allowance for credit losses:
Balance as of January 1, 2020 (prior to adoption of ASC 326)	$—	$1.6	$0.3	$1.9
Impact of adoption of ASC 326	0.4	2.3	1.3	4.0
Provision for expected credit losses	—	0.3	—	0.3
Balance as of March 31, 2020	0.4	4.2	1.6	6.2
Provision for expected credit losses	—	(0.3)	(0.1)	(0.4)
Disposal of subsidiary	—	—	(0.1)	(0.1)
Ending allowance balance as of June 30, 2020	$0.4	$3.9	$1.4	$5.7
The credit quality of the Company's financing receivables is monitored each reporting period on an individual asset basis using specific information on the counterparties in these transactions. The following represents qualitative and quantitative information on each financing receivable within the applicable portfolios.
The CRE portfolio of financing receivables consists of one asset that originated in 2019 and had an amortized cost basis of $0.4 million as of both the adoption date of January 1, 2020 and June 30, 2020. Based on individual credit quality indicators of the counterparty as of the adoption date and June 30, 2020, the most likely outcome of expected cash flows for the asset in a range of possible outcomes (i.e., the single best estimate) was zero and, as a result, the Company recorded a full allowance for credit losses for the financing receivable on adoption of ASC 326 as of January 1, 2020 and as of June 30, 2020.
The Land Operations financing receivables consist of three assets. The first originated in 2008 and had an amortized cost basis of $1.6 million as of both the adoption date of January 1, 2020 and June 30, 2020. Based on individual credit quality indicators of the counterparty as of the adoption date and June 30, 2020, the most likely outcome of expected cash flows for the asset in a range of possible outcomes (i.e., the single best estimate) was zero and, as a result, the Company recorded a full allowance for credit losses for the financing receivable on adoption of ASC 326 as of January 1, 2020 and as of June 30, 2020. The second financing receivable within Land Operations was generated in 2016 and had an amortized cost basis of $13.5 million and $11.4 million as of the adoption date of January 1, 2020 and June 30, 2020, respectively. The third financing receivable within Land Operations was generated in 2017 and had an amortized cost basis of $2.6 million and $2.5 million as of the adoption date of January 1, 2020 and June 30, 2020, respectively. The second and third financing receivables were evaluated based on the credit quality indicators of the respective counterparties (as well as reasonable and supportable forecasts of future conditions that are relevant to determining the expected collectability of the receivable) as of the adoption date and June 30, 2020 and the estimated allowance for credit losses was calculated using a discounted cash flow approach.
The Company's contract assets represent trade receivables that are due in one year or less that result from revenue transactions from contracts with customers or other related balances that do not meet the definition of financing receivables.
For allowance for credit losses estimated using the discounted cash flow approach, changes in present value attributable to the passage of time are reported as an adjustment to credit loss expense. As a result, the provision for expected credit losses in any given period may be impacted by changes in expected credit losses on future payments or current period collections for receivables on which allowances were recorded in previous periods, both of which may be further impacted or offset by changes in present value attributable to the passage of time.

6. INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of June 30, 2020 and December 31, 2019 were as follows (in millions):

	June 30,	December 31,
	2020	2019
Asphalt	$7.2	$8.0
Processed rock and sand	6.6	6.6
Work in progress	3.4	2.9
Retail merchandise	2.0	2.0
Parts, materials and supplies inventories	1.0	1.2
Total	$20.2	$20.7

7. FAIR VALUE MEASUREMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable and notes receivable with remaining terms less than 12 months approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's notes receivable with remaining terms greater than 12 months is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes approximates the carrying amount of $11.6 million at June 30, 2020. The fair value and carrying value of these notes was $16.1 million at December 31, 2019 (see Note 2, "Summary of Significant Accounting Policies," for reclassifications related to these notes in conjunction with the adoption of ASC 326).
The carrying amount and fair value of the Company's debt at June 30, 2020 was $768.6 million and $755.6 million, respectively, and $704.6 million and $727.3 million at December 31, 2019, respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 2).
The Company carries its interest rate swaps at fair value. See Note 9, "Derivative Instruments," for fair value information regarding the Company's derivative instruments.

8. NOTES PAYABLE AND OTHER DEBT
At June 30, 2020 and December 31, 2019, notes payable and total debt consisted of the following (in millions):

	Interest Rate (%)	Maturity Date	Principal Outstanding
			June 30, 2020	December 31, 2019
Secured:
Kailua Town Center	(1)	2021	$10.0	$10.2
Kailua Town Center #2	3.15	2021	4.5	4.6
Heavy Equipment Financing	(2)	(2)	3.4	3.6
Laulani Village	3.93	2024	61.9	62.0
Pearl Highlands	4.15	2024	82.5	83.4
Manoa Marketplace	(3)	2029	58.7	59.5
Subtotal			$221.0	$223.3
Unsecured:
Series D Note	6.90%	2020	—	16.2
Bank syndicated loan	(4)	2023	50.0	50.0
Series A Note	5.53%	2024	28.5	28.5
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	46.0	46.0
Series C Note	5.56%	2026	23.0	23.0
Series F Note	4.35%	2026	22.0	22.0
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	35.0	35.0
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$367.0	$383.2
Revolving Credit Facilities:
GLP Asphalt revolving credit facility	(5)	2020	—	—
A&B Revolver	(6)	2022	181.0	98.7
Subtotal			$181.0	$98.7
Total Debt (contractual)			769.0	705.2
Unamortized debt premium (discount)			—	(0.1)
Unamortized debt issuance costs			(0.4)	(0.5)
Total debt (carrying value)			$768.6	$704.6

(1) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(2) Loans have stated rates ranging from 4.08% to 5.00% and stated maturity dates ranging from 2021 to 2024.
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
Interest costs are capitalized for certain development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Capitalized interest costs related to development activities were $0.1 million for the three months ended June 30, 2020 and $0.2 million for the six months ended June 30, 2020. There were $0.3 million and $0.6 million of capitalized interest costs for the three months ended and six months ended June 30, 2019, respectively.

9. DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its variable rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and variable rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
As of June 30, 2020, the Company has two interest rate swap agreements designated as a cash flow hedges whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Rate	June 30, 2020	June 30, 2020	December 31, 2019	Balance Sheet
4/7/2016	8/1/2029	3.14%	$58.7	$(6.2)	$(0.2)	Accrued and other liabilities
02/13/2020	02/27/2023	3.15%	$50.0	$(1.6)	N/A	Accrued and other liabilities
The changes in fair value of the cash flow hedge are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related-variable rate debt. As of June 30, 2020, the Company expects to reclassify $0.3 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.
Non-designated Hedges
As of June 30, 2020, the Company has one interest rate swap that has not been designated as a cash flow hedge whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Rate	June 30, 2020	June 30, 2020	December 31, 2019	Balance Sheet
1/1/2014	9/1/2021	5.95%	$10.0	$(0.5)	$(0.5)	Accrued and other liabilities
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$(0.7)	$(2.0)	$(7.6)	$(3.5)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$0.1	$(0.2)	$0.1	$(0.3)
The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in Interest and other income in its condensed consolidated statements of operations. There were no gains or losses recognized in the six months ended June 30, 2020 and no amounts recognized in the six months ended June 30, 2019 related to changes in fair value.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.
10. COMMITMENTS AND CONTINGENCIES
Commitments, Guarantees and Contingencies: Commitments and financial arrangements not recorded on the Company's condensed consolidated balance sheet included standby letters of credit and bonds. As of June 30, 2020, standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.1 million. These letters of credit primarily relate to the Company's workers' compensation plans and construction activities, and if drawn upon the Company would be obligated to reimburse the issuer.

As of June 30, 2020, bonds related to the Company's construction and real estate activities totaled $374.2 million. Approximately $354.9 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of June 30, 2020, the Company's estimated remaining exposure, assuming defaults on all existing contractual construction obligations, was approximately $65.1 million.
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
The Company is a guarantor of indebtedness for certain of its unconsolidated equity method investments' borrowings with third party lenders, relating to the repayment of a line of credit. As of June 30, 2020, the Company's limited guarantees on indebtedness related to one of its unconsolidated equity method investments total $0.2 million.
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
11. REVENUE AND CONTRACT BALANCES
The Company disaggregates revenue from contracts with customers by revenue type, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Through its CRE segment, the Company owns and operates a portfolio of commercial real estate properties and generates income as a lessor through leases of such assets. See Note 12 to the consolidated financial statements for further discussion.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Commercial Real Estate	$34.0	$39.1	$77.4	$75.9
Land Operations:
Development sales revenue	2.3	18.1	5.9	30.4
Unimproved/other property sales revenue	1.6	0.4	3.7	30.9
Other operating revenue	5.9	6.4	11.7	12.6
Land Operations	9.8	24.9	21.3	73.9
Materials & Construction	30.1	45.1	56.0	88.7
Total revenues	$73.9	$109.1	$154.7	$238.5

In the context of guidance on revenue from contracts with customers and arrangements in its scope, the total amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations was $105.5 million as of June 30, 2020. The Company expects to recognize as revenue approximately 15% - 25% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations in 2020, with the remaining recognized thereafter.
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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in millions):

	June 30, 2020	December 31, 2019
Accounts receivable	$43.9	$43.4
Contracts retention	$8.2	$8.6
Allowance for credit losses on accounts receivable and retention	$(4.1)	$(0.4)
Accounts receivable and retention, net	$48.0	$51.6
Costs and estimated earnings in excess of billings on uncompleted contracts	$6.8	$10.0
Billings in excess of costs and estimated earnings on uncompleted contracts	$8.1	$7.9
Variable consideration[1]	$62.0	$62.0
Deferred revenue	$4.8	$5.6
[1]Variable consideration deferred as of the period end related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three months ended and six months ended June 30, 2020, the Company recognized revenue of $1.5 million and $6.0 million, respectively, related to the Company's contract liabilities reported as of January 1, 2020.
12. LEASES - THE COMPANY AS LESSOR
The Company leases land and buildings to third parties under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
During the quarter ended June 30, 2020, the Company agreed to rent relief arrangements with certain of its tenants due to the disruption from COVID-19 in the form of rent deferrals. Consistent with lease accounting guidance and recent interpretations provided by the FASB in the Lease Modification Q&A, the Company elected to treat such eligible lease concessions (i.e., such rent deferrals that do not result in a substantial increase in the rights of the lessor or obligations of the lessee) outside of the lease accounting modification framework. Consistent with an acceptable method described in the Lease Modification Q&A, under these rent deferrals, the Company accounts for the event as if no changes to the lease contract were made and continues to record lease receivables and recognize income during the deferral period (if collectability on such amounts is assessed as probable).
Additionally, during the three months ended June 30, 2020, the Company projected a higher amount of uncollectable tenant billings due to COVID-19. As a result, the Company recorded reductions in revenue of $6.0 million related to CRE receivables and unbilled straight-line assets for which the Company assessed that the tenant's future payment of amounts due under leases was not probable and $2.8 million related to the allowance for doubtful accounts for other impacted operating lease receivables.
As a result of COVID-19, certain tenants experiencing economic difficulties have sought and may continue to seek current and future rent relief, which may be provided in the form of additional rent deferrals or rent abatement, among other possible agreements. The Company is evaluating each request on a case-by-case basis and will apply lease accounting guidance (including the Lease Modification Q&A) consistently to leases with similar characteristics and similar circumstances. The future impact of any potential rent concessions in the context of lease accounting guidance and the Lease Modification Q&A is dependent upon the extent of relief granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such agreements.
The historical cost of, and accumulated depreciation on, leased property as of June 30, 2020 and December 31, 2019 were as follows (in millions):

	June 30, 2020	December 31, 2019
Leased property - real estate	$1,513.8	$1,511.3
Less: Accumulated depreciation	(139.0)	(125.0)
Property under operating leases, net	$1,374.8	$1,386.3

Total rental income under these operating leases were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease payments	$21.5	$27.7	$50.9	$52.4
Variable lease payments	13.3	11.4	28.0	23.5
Total	$34.8	$39.1	$78.9	$75.9
Future lease payments to be received on non-cancelable operating leases as of June 30, 2020 were as follows (in millions):

June 30, 2020
2020	$60.0
2021	113.0
2022	101.1
2023	90.3
2024	78.4
2025	66.4
Thereafter	480.5
Total future lease payments to be received	$989.7

13. LEASES - THE COMPANY AS LESSEE
There have been no material changes from the Company's leasing activities as a lessee described in Note 9 to the consolidated financial statements included in Item 8 of the Company's 2019 Form 10-K. Operating lease cost was $1.1 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively. Operating lease cost was $2.3 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively. Finance lease cost was $0.3 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Finance lease cost was $0.6 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.
14. SHARE-BASED PAYMENT AWARDS
The 2012 Incentive Compensation Plan ("2012 Plan") allows for the granting of stock options, restricted stock units and common stock. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions. During the six months ended June 30, 2020, the Company granted approximately 271,800 restricted stock units with a weighted average grant date fair value of $22.57 under the 2012 Plan. During the six months ended June 30, 2019, the Company granted approximately 239,500 restricted stock units with a weighted average grant date fair value of $22.10 under the 2012 Plan.
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

The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based expense:
Time-based and market-based restricted stock units	$1.5	$1.3	$3.0	$2.7

15. EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three and six months ended June 30, 2020 and 2019 are shown below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$0.2	$0.6	$0.4	$1.1
Interest cost	1.8	2.1	3.5	4.2
Expected return on plan assets	(1.7)	(1.8)	(3.4)	(3.6)
Amortization of net loss	0.6	1.0	1.2	2.0
Amortization of prior service credit	—	(0.2)	—	(0.3)
Net periodic benefit cost	$0.9	$1.7	$1.7	$3.4
The Company has made no contributions to its defined benefit pension plans during the six months ended June 30, 2020 and does not expect to make any such contributions in the current fiscal year.
16. INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the three months ended June 30, 2020 differed from the effective tax rate for the same periods in 2019, primarily due to the benefit from interest income receivable on IRS tax refunds in 2019.

As of June 30, 2020, tax years 2016 and later are open to audit by the tax authorities. As of June 30, 2020, the Company has one open tax examination of the 2016 Hawaii state income tax return of a joint venture investment. The Company believes that the result of this audit will not have a material adverse effect on its results of operations, financial condition or liquidity.
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

The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$(4.1)	$(1.3)	$1.7	$8.2
Exclude: (Income) loss attributable to noncontrolling interest	—	0.4	0.6	0.7
Income (loss) from continuing operations attributable to A&B shareholders	(4.1)	(0.9)	2.3	8.9
Distributions and allocations to participating securities	—	—	—	—
Income (loss) from continuing operations available to A&B common shareholders	(4.1)	(0.9)	2.3	8.9
Income (loss) from discontinued operations available to A&B common shareholders	(0.6)	0.1	(0.8)	(0.7)
Net income (loss) available to A&B common shareholders	$(4.7)	$(0.8)	$1.5	$8.2
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Denominator for basic EPS - weighted average shares outstanding	72.3	72.2	72.3	72.1
Effect of dilutive securities:
Stock options and restricted stock unit awards	—	—	0.1	0.4
Denominator for diluted EPS - weighted average shares outstanding	72.3	72.2	72.4	72.5
There were 0.5 million and 0.2 million shares of anti-dilutive securities outstanding during the three and six months ended June 30, 2020, respectively. There were 0.4 million and 0.1 million shares of anti-dilutive securities outstanding during the three and six months ended June 30, 2019.
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of taxes, were as follows as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Unrealized components of benefit plans:
Pension plans	$(46.2)	$(47.4)
Post-retirement plans	0.2	0.2
Non-qualified benefit plans	(0.8)	(0.8)
Total employee benefit plans	(46.8)	(48.0)
Interest rate swap	(8.3)	(0.8)
Accumulated other comprehensive income (loss)	$(55.1)	$(48.8)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2020 were as follows (in millions):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2020	$(48.0)	$(0.8)	$(48.8)
Other comprehensive income (loss) before reclassifications	—	(7.6)	(7.6)
Amounts reclassified from accumulated other comprehensive income (loss)[1]	1.2	0.1	1.3
Taxes on other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of taxes	1.2	(7.5)	(6.3)
Balance, June 30, 2020	$(46.8)	$(8.3)	$(55.1)
1 Amounts reclassified from accumulated other comprehensive income related to interest swap settlements are presented as an adjustment to Interest expense in the condensed consolidated statements of operations. Amounts reclassified from accumulated other comprehensive income related to employee benefit plan items are presented as part of Interest and other income (expense), net in the condensed consolidated statements of operations.

19. RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Related to the periods during which the relationship existed, revenues earned from transactions with affiliates were $1.3 million and $4.2 million for the three months ended June 30, 2020 and 2019, respectively, and $2.0 million and $6.8 million for the six months ended June 30, 2020 and 2019, respectively. Expenses recognized from transactions with affiliates were $0.7 million and less than $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and less than $0.1 million for the six months ended June 30, 2020 and 2019, respectively. Receivables from these affiliates were $0.2 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively. Amounts due to these affiliates were $1.0 million and $1.2 million as of June 30, 2020 and December 31, 2019.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with certain affiliates that were partially owned by a former director of the Company, as lessee. Related to the periods during which the former director was actively serving the Company, revenue from transactions with these affiliates was $1.3 million during the six months ended June 30, 2019.
Land Operations. During the three months ended and six months ended June 30, 2020 and 2019, the Company recognized $0.3 million and $0.3 million, respectively, and $1.1 million and $0.6 million, respectively, related to revenue for services provided to certain unconsolidated investments in affiliates and interest earned on notes receivables from related parties. Receivables from service revenue from these affiliates were less than $0.1 million as of June 30, 2020 and December 31, 2019. Notes receivables from related parties were held at carrying values of $9.7 million and $13.1 million as of June 30, 2020 and December 31, 2019, respectively, related to a construction loan secured by a mortgage on real property with one of its joint ventures.

20. SEGMENT RESULTS
Operating segment information for the three and six months ended June 30, 2020 and 2019 is summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenue:
Commercial Real Estate	$34.0	$39.1	$77.4	$75.9
Land Operations	9.8	24.9	21.3	73.9
Materials & Construction	30.1	45.1	56.0	88.7
Total operating revenue	73.9	109.1	154.7	238.5
Operating Profit (Loss):
Commercial Real Estate[1]	8.9	17.0	26.9	32.6
Land Operations[2]	4.7	0.5	9.7	13.1
Materials & Construction	(7.6)	(4.3)	(11.4)	(8.8)
Total operating profit (loss)	6.0	13.2	25.2	36.9
Gain (loss) on the disposal of assets, net	—	—	0.5	—
Interest expense	(7.8)	(8.1)	(15.6)	(17.2)
Corporate and other expense	(2.3)	(6.4)	(8.4)	(12.6)
Income (Loss) from Continuing Operations Before Income Taxes	$(4.1)	$(1.3)	$1.7	$7.1
1 Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Materials & Construction segment, and is eliminated in the condensed consolidated statements of operations.
2 Land Operations segment operating profit (loss) includes equity in earnings (losses) from the Company's various real estate joint ventures and non-cash reductions related to the Company's solar tax equity investments.
21. DISPOSAL OF SUBSIDIARIES
As described in Note 1 to the consolidated financial statements in the Company's 2019 Form 10-K, as of December 31, 2019, the Company owned a 51% interest in GP/RM Prestress, LLC ("GPRM"), a provider of precast/prestressed concrete products and services, which the Company consolidated due to holding a controlling financial interest through its majority voting interests. GPRM is reported as part of the M&C segment. Subsequent to the quarter ended March 31, 2020, GPRM met the criteria to be classified as held-for-sale. As a result, in the quarter ended June 30, 2020, the Company recorded a write-down of $5.6 million (based on fair value less cost to sell) related to the disposal group which was included in Impairment of assets in the condensed consolidated statements of operations.
On June 29, 2020, the Company consummated the sale of its 51% ownership interest in GPRM to an unrelated third-party through an LLC interest purchase agreement in exchange for cash proceeds received/to be received of approximately $5.0 million. In connection with the consummation of the disposal of GPRM, the Company recorded an entry to deconsolidate the carrying amounts of the GPRM disposal group and recognized a net loss of $0.1 million, which was included in Gain (loss) on the disposal of assets, net in the condensed consolidated statements of operations.
The GPRM disposal was not considered individually significant and does not qualify for presentation and disclosure as a discontinued operation. Subsequent to the disposal of GPRM, the Company's goodwill balance was $10.5 million and $15.4 million as of June 30, 2020 and December 31, 2019, respectively, of which $8.7 million relates to the Commercial Real Estate segment and the remainder relates to a separate reporting unit within the M&C segment, GP Roadway Solutions, Inc.

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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three and six months ended June 30, 2020.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment.
•Liquidity and Capital Resources: This section provides a discussion of the Company's financial condition and an analysis of the Company’s cash flows for the six months ended June 30, 2020 and 2019, as well as a discussion of the Company's ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.
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

BUSINESS OVERVIEW
The Company operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:
•Commercial Real Estate ("CRE") functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., raising capital, identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships); and asset management (i.e., maintaining, upgrading and enhancing its portfolio of high-quality improved properties). The segment's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i citizens. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places and experiences for Hawai‘i residents and attempts to provide venues and opportunities for tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.
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
While the Company continues to evaluate options for the Grace Pacific paving business, at the close of the quarter ended June 30, 2020, the Company consummated the sale of one of Grace Pacific's subsidiary operations, GP/RM Prestress, LLC ("GPRM"), a provider of precast/prestressed concrete products and services (which the Company historically consolidated through the disposal date due to holding a controlling financial interest through its majority voting interests). In connection with this sale and disposal, the Company recognized a write-down of $5.6 million (based on fair value less cost to sell) related to GPRM which was included in Impairment of assets in the condensed consolidated statements of operations in the three and six months ended June 30, 2020.
Coronavirus Outbreak
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has adversely impacted the global economy and has contributed to significant volatility in financial markets. Considerable uncertainty surrounds COVID-19 and its effects on the population, as well as the effectiveness of any responses taken by government authorities. The pandemic resulted in a significant decline in Hawai‘i tourism and increase in business closures during the three and six months ended June 30, 2020; it has significantly impacted the Company's business due largely to the extreme hardships facing its retail tenants. The ultimate extent of the impact that the COVID-19 pandemic will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the duration and spread of the outbreak, the severity of economic disruptions and resulting impact on economic growth/recession, the response by all levels of government in their efforts to contain the outbreak and to mitigate the economic disruptions, the impact on travel and tourism behavior and the impact on consumer confidence and spending, all of which are highly uncertain and cannot be reasonably predicted.
As of July 31, 2020, all of the Company's properties within its CRE portfolio remain open and the Company has estimated that approximately 93% of its tenants (based on total lease billings in July 2020) remain open and operating in some capacity. Further as of this date, the CRE portfolio tenants have paid approximately 74% of their July lease billings (which includes base rents and recoveries from tenants). Within this population, the Company's grocer tenants (designated as essential businesses and located within its grocery-anchored neighborhood shopping centers), have paid 81% of their July lease billings.
As a result of COVID-19, certain tenants experiencing economic difficulties have sought and may continue to seek current and future rent relief, which may be provided in the form of rent deferrals or rent abatement, among other possible agreements. As of June 30, 2020, the Company has offered and agreed to rent deferrals with certain tenants either on a short-term basis (to be paid back over the second half of 2020) or on a long-term basis (to be repaid over 2021). As of July 31, 2020, such short-term rent deferral agreements included 77 tenants totaling $0.6 million of total deferred lease billings and such long-term rent deferral agreements included 115 tenants totaling $2.8 million of total deferred lease billings.
Moreover, during the three months ended June 30, 2020, the Company projected a higher amount of uncollectable tenant billings due to COVID-19. As a result, the Company recorded reductions in revenue of $6.0 million related to CRE receivables and unbilled straight-line assets for which the Company assessed that the tenant's future payment of amounts due under leases was not probable and $2.8 million related to the allowance for doubtful accounts for other impacted operating lease receivables.
The Company’s financial results for the three and six months ended June 30, 2020 have been significantly impacted by the COVID-19 pandemic resulting in reductions in operating profit and its non-GAAP performance measures. As such, the comparability of the Company’s results of operations for the three and six months ended June 30, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

CONSOLIDATED RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto. Amounts in this narrative are rounded to the nearest tenth of a million, but per-share calculations and percentages were calculated based on thousands. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different than the amounts presented herein. The financial information included in the following table and narrative reflects the presentation of the Company's former sugar operations as discontinued operations for all periods presented.

Consolidated - Second Quarter of 2020 compared with 2019

	Three Months Ended June 30,
(dollars in millions, except per share amounts, unaudited)	2020	2019	$ Change	Change
Operating revenue	$73.9	$109.1	(35.2)	(32.3)%
Cost of operations	(55.1)	(87.7)	32.6	(37.2)%
Selling, general and administrative	(9.0)	(16.2)	7.2	(44.4)%
Impairment of assets related to Materials & Construction	(5.6)	—	(5.6)	NM
Operating income (loss)	4.2	5.2	(1.0)	(19.2)%
Income (loss) related to joint ventures	(0.1)	1.0	(1.1)	(110.0)%
Interest and other income (expense), net	(0.4)	0.6	(1.0)	(166.7)%
Interest expense	(7.8)	(8.1)	0.3	(3.7)%
Income (loss) from continuing operations	(4.1)	(1.3)	(2.8)	215.4%
Discontinued operations (net of income taxes)	(0.6)	0.1	(0.7)	(700.0)%
Net income (loss)	(4.7)	(1.2)	(3.5)	291.7%
(Income) loss attributable to noncontrolling interest	—	0.4	(0.4)	(100.0)%
Net income (loss) attributable to A&B	$(4.7)	$(0.8)	(3.9)	487.5%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$(0.06)	$(0.01)	(0.05)	500.0%
Basic earnings (loss) per share - discontinued operations	(0.01)	—	(0.01)	NM
Net income (loss) available to A&B shareholders	$(0.07)	$(0.01)	(0.06)	600.0%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$(0.06)	$(0.01)	(0.05)	500.0%
Diluted earnings (loss) per share - discontinued operations	(0.01)	—	(0.01)	NM
Net income (loss) available to A&B shareholders	$(0.07)	$(0.01)	(0.06)	600.0%

Continuing operations available to A&B common shareholders	$(4.1)	$(0.9)	(3.2)	355.6%
Discontinued operations available to A&B common shareholders	(0.6)	0.1	(0.7)	(700.0)%
Net income (loss) available to A&B common shareholders	$(4.7)	$(0.8)	(3.9)	487.5%

Funds From Operations ("FFO")[1]	$5.9	$8.3	(2.4)	(28.9)%
Core FFO[1]	$13.1	$15.6	(2.5)	(16.0)%

FFO per diluted share	$0.08	$0.11	(0.03)	(27.3)%
Core FFO per diluted share	$0.18	$0.22	(0.04)	(18.2)%
Weighted average diluted shares outstanding (FFO)	72.4	72.5
1 Refer to page 37 for definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
The causes of material changes in the condensed consolidated statements of operations for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the second quarter ended June 30, 2020 decreased 32.3%, or $35.2 million, to $73.9 million, primarily due to lower revenue from each of the Land Operations, Materials & Construction and Commercial Real Estate segments.
Cost of operations for the second quarter ended June 30, 2020 decreased 37.2% or $32.6 million, to $55.1 million, primarily due to decreases in costs incurred by each of the Land Operations and Materials & Construction segments partially offset by an increase in costs incurred by the Commercial Real Estate segment.

Selling, general and administrative for the second quarter ended June 30, 2020 decreased 44.4%, or $7.2 million, to $9.0 million, primarily due to lower corporate overhead costs, as well as lower costs incurred in the Materials & Construction and CRE segments. Corporate overhead costs decreased from the second quarter of the prior year, due primarily to lower personnel-related costs.
Impairment of assets related to Materials & Construction of $5.6 million for the second quarter ended June 30, 2020 was related to the sale and disposal of GPRM at the close of the quarter ended June 30, 2020 as described above.

Consolidated - First half of 2020 compared with 2019

	Six Months Ended June 30,
(dollars in millions, except per share amounts, unaudited)	2020		2019	$ Change	Change
Operating revenue	$154.7		$238.5	(83.8)	(35.1)%
Cost of operations	(112.4)		(188.3)	75.9	(40.3)%
Selling, general and administrative	(22.8)		(31.8)	9.0	(28.3)%
Impairment of assets related to Materials & Construction	(5.6)		—	(5.6)	NM
Gain (loss) on the sale of assets, net	0.5		—	0.5	NM
Operating income (loss)	14.4		18.4	(4.0)	(21.7)%
Income (loss) related to joint ventures	3.1		3.7	(0.6)	(16.2)%
Interest and other income (expense), net	(0.2)		2.2	(2.4)	(109.1)%
Interest expense	(15.6)		(17.2)	1.6	(9.3)%
Income tax benefit (expense)	—		1.1	(1.1)	(100.0)%
Income (loss) from continuing operations	1.7		8.2	(6.5)	(79.3)%
Discontinued operations (net of income taxes)	(0.8)		(0.7)	(0.1)	14.3%
Net income (loss)	0.9		7.5	(6.6)	(88.0)%
(Income) loss attributable to noncontrolling interest	0.6		0.7	(0.1)	(14.3)%
Net income (loss) attributable to A&B	$1.5		$8.2	(6.7)	(81.7)%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.03		$0.12	(0.09)	(75.0)%
Basic earnings (loss) per share - discontinued operations	(0.01)		(0.01)	—	—%
Net income (loss) available to A&B shareholders	$0.02		$0.11	(0.09)	(81.8)%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.03		$0.12	(0.09)	(75.0)%
Diluted earnings (loss) per share - discontinued operations	(0.01)		(0.01)	—	—%
Net income (loss) available to A&B shareholders	$0.02		$0.11	(0.09)	(81.8)%

Continuing operations available to A&B common shareholders	$2.3		$8.9	(6.6)	(74.2)%
Discontinued operations available to A&B common shareholders	(0.8)		(0.7)	(0.1)	14.3%
Net income (loss) available to A&B common shareholders	$1.5		$8.2	(6.7)	(81.7)%

Funds From Operations ("FFO")[1]	$21.8		$24.7	(2.9)	(11.7)%
Core FFO[1]	$31.4		$28.1	3.3	11.7%

FFO per diluted share	$0.30	$—	$0.34	(0.04)	(11.8)%
Core FFO per diluted share	$0.43	$—	$0.39	0.04	10.3%
Weighted average diluted shares outstanding (FFO)	72.4	—	72.5
1 Refer to page 37 for definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
The causes of material changes in the condensed consolidated statements of operations for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the six months ended June 30, 2020 decreased 35.1%, or $83.8 million, to $154.7 million, primarily due to lower revenue from each of the Land Operations and Materials & Construction segments partially offset by higher revenue from the Commercial Real Estate segment.

Cost of operations for the six months ended June 30, 2020 decreased 40.3% or $75.9 million, to $112.4 million, primarily due to decreases in costs incurred by each of the Land Operations and Materials & Construction segments partially offset by an increase in costs incurred by the Commercial Real Estate segment.
Selling, general and administrative for the six months ended June 30, 2020 decreased 28.3%, or $9.0 million, to $22.8 million, primarily due to lower corporate overhead costs, as well as lower costs incurred in the Materials & Construction and CRE segments. Corporate overhead costs decreased from the prior period primarily due to lower personnel-related costs.
Impairment of assets related to Materials & Construction of $5.6 million for the six months ended June 30, 2020 was related to the sale and disposal of GPRM at the close of the quarter ended June 30, 2020 as described above..

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate
Financial Results - Second Quarter of 2020 compared with 2019: Operating results for the second quarter ended June 30, 2020, as compared to the second quarter ended June 30, 2019, were as follows:

	Three Months Ended June 30,
(dollars in millions, unaudited)	2020	2019	$ Change	Change
Commercial Real Estate operating revenue	$34.0	$39.1	$(5.1)	(13.0)%
Commercial Real Estate operating costs and expenses	(24.0)	(21.3)	(2.7)	12.7%
Selling, general and administrative	(1.8)	(3.0)	1.2	(40.0)%
Intersegment operating revenue, net[1]	0.8	0.6	0.2	33.3%
Interest and other income (expense), net	(0.1)	1.6	(1.7)	(106.3)%
Commercial Real Estate operating profit (loss)	$8.9	$17.0	$(8.1)	(47.6)%
Operating profit (loss) margin	26.2%	43.5%

Net Operating Income ("NOI")[2]	$22.2	$25.3

Same-Store Net Operating Income ("Same-Store NOI")[2]	$18.9	$22.7
Gross Leasable Area ("GLA") (million sq. ft.) - Improved (end of period)	3.9	3.8
Ground leases (acres at end of period)	154	154
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 37 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue decreased 13.0% or $5.1 million, to $34.0 million for the second quarter ended June 30, 2020, as compared to the second quarter ended June 30, 2019. Operating profit decreased 47.6%, or $8.1 million, to $8.9 million for the second quarter ended June 30, 2020, as compared to the second quarter ended June 30, 2019. The decrease in operating revenue and operating profit from the prior year is primarily driven by charges recorded related to the collectability of tenant billings as a result of COVID-19. During the three months ended June 30, 2020, the Company recorded reductions in revenue of $6.0 million related to receivables and unbilled straight-line assets for tenants whose future payment of amounts due under leases was no longer considered probable and $2.8 million related to the allowance for doubtful accounts for other impacted operating lease receivables.
The impacts of the tenant billings collectability charges were partially offset by the positive impact of recent redevelopment/new development projects commencing operations, most notably Ho‘okele Shopping Center on Maui (commenced operations in the third quarter of 2019). This retail property contributed approximately $0.4 million of additional gross margin in the second quarter ended 2020 as compared to 2019.
Commercial Real Estate interest income from the prior year was earned on §1031 exchange funds from the sale of agricultural land on Maui in 2018 (which were utilized as of the end of the quarter ended June 30, 2019).

Financial Results - First half of 2020 compared with 2019: Operating results for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, were as follows:

	Six Months Ended June 30,
(dollars in millions, unaudited)	2020	2019	$ Change	Change
Commercial Real Estate operating revenue	$77.4	$75.9	$1.5	2.0%
Commercial Real Estate operating costs and expenses	(48.3)	(40.5)	(7.8)	19.3%
Selling, general and administrative	(3.9)	(5.5)	1.6	(29.1)%
Intersegment operating revenue, net[1]	1.4	1.2	0.2	16.7%
Interest and other income (expense), net	0.3	1.5	(1.2)	(80.0)%
Commercial Real Estate operating profit (loss)	$26.9	$32.6	$(5.7)	(17.5)%
Operating profit (loss) margin	34.8%	43.0%

Net Operating Income ("NOI")[2]	$51.1	$49.5

Same-Store Net Operating Income ("Same-Store NOI")[2]	$43.3	$46.3
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 37 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue increased 2.0% or $1.5 million, to $77.4 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Operating profit decreased 17.5%, or $5.7 million, to $26.9 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase in each of Commercial Real Estate operating revenue and Commercial Real Estate operating costs and expenses for the six months ended June 30, 2020 is primarily attributable to the impacts of recently acquired properties, redevelopment/new development projects commencing operations, as well as a growth in a category of properties that were owned and operated for the entirety of the prior calendar year ("Same-Store" as more fully described below). Such increases in Commercial Real Estate operating revenue were partially offset by revenue charges of $8.8 million that the Company recorded during the second quarter ended June 30, 2020 related to the collectability of tenant billings as a result of COVID-19 (described above).
Commercial Real Estate interest income from the prior year was earned on §1031 exchange funds from the sale of agricultural land on Maui in 2018 (which were utilized as of the end of the quarter ended June 30, 2019).
Commercial Real Estate Portfolio Acquisitions and Dispositions: There were no acquisitions of CRE improved properties or ground lease interests in land during the three or six months ended June 30, 2020.
During the second quarter ended June 30, 2020, the Company made the following dispositions within one of its commercial real estate properties under a purchase option held and executed by the then-current tenant as follows ($ in millions):

Dispositions
Property	Location	Date (Month/Year)	Sales Price	GLA (SF)
The Collection (Suites 2 & 3)	Oahu, HI	2/20	$6.0	6,100

Leasing Activity: During the second quarter ended June 30, 2020, the Company signed 11 new leases and 31 renewal leases, covering 176,500 square feet of GLA. The 11 new leases comprise 19,900 square feet with an average annual base rent of $41.59 per square foot. Signed new leases resulted in a 5.8% average base rent increase over comparable expiring leases. The 31 renewal leases comprise 156,700 square feet with an average annual base rent of $24.48 per square foot. Signed renewal leases resulted in a 4.9% average base rent increase over comparable expiring leases.
Leasing activity summarized by property type for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Leases	GLA	ABR/SF	Rent Spread	Leases	GLA	ABR/SF	Rent Spread
Retail	27	129,964	$27.92	6.1%	51	188,069	$27.62	5.8%
Industrial	12	32,531	$15.70	2.5%	26	166,464	$14.45	11.0%
Office	3	14,040	$37.17	1.6%	8	22,456	$35.74	1.5%

Occupancy: Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial portfolio's occupancy and Same-Store occupancy percentage summarized by property type as of June 30, 2020 and 2019 was as follows:

Occupancy
	As of	As of	Percentage Point Change
	June 30, 2020	June 30, 2019
Retail	93.1%	94.9%	(1.8)
Industrial	97.6%	94.4%	3.2
Office	93.7%	94.3%	(0.6)
Total	94.6%	94.7%	(0.1)

Same-Store Occupancy
	As of	As of	Percentage Point Change
	June 30, 2020	June 30, 2019
Retail	94.8%	95.0%	(0.2)
Industrial	97.4%	93.9%	3.5
Office	93.7%	94.3%	(0.6)
Total	95.6%	94.6%	1.0

Land Operations - Second Quarter of 2020 compared with 2019

	Three Months Ended June 30,
(in millions, unaudited)	2020	2019
Development sales revenue	$2.3	$18.1
Unimproved/other property sales revenue	1.6	0.4
Other operating revenue[1]	5.9	6.4
Total Land Operations operating revenue	9.8	24.9
Land Operations operating costs and expenses	(2.9)	(23.2)
Selling, general and administrative	(1.2)	(1.2)
Earnings (loss) from joint ventures	(0.7)	0.8
Interest and other income (expense), net	(0.3)	(0.8)
Total Land Operations operating profit (loss)	$4.7	$0.5
1 Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
Second Quarter of 2020: Land Operations revenue during the quarter ended June 30, 2020 was $9.8 million and included the sales of a development parcel at Maui Business Park II, as well as sales of unimproved parcels on Kauai and Maui. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment (e.g., trucking service, renewable energy and diversified agribusiness operations).
Land Operations operating profit of $4.7 million during the second quarter ended June 30, 2020 was due primarily to the impact of favorable resolutions to certain contingent liabilities recorded in connection with the sale of agricultural land on Maui in 2018, margins realized for the sales activity previously described, as well as profits generated from the operations of the segment's other legacy business activities.
Second Quarter of 2019: Land Operations revenue was $24.9 million and included sales of the 22 remaining units from the Company's Kamalani real estate development project in Kihei, Maui, one Kahala Avenue parcel and one parcel at Maui Business Park II. Revenue also included other operating revenues related to the Company's trucking service, renewable energy and diversified agribusiness operations.
Land Operations - First half of 2020 compared with 2019

	Six Months Ended June 30,
(in millions, unaudited)	2020	2019
Development sales revenue	$5.9	$30.4
Unimproved/other property sales revenue	3.7	30.9
Other operating revenue[1]	11.7	12.6
Total Land Operations operating revenue	21.3	73.9
Land Operations operating costs and expenses	(11.0)	(62.6)
Selling, general and administrative	(2.4)	(2.6)
Earnings (loss) from joint ventures	2.3	3.4
Interest and other income (expense), net	(0.5)	1.0
Total Land Operations operating profit (loss)	$9.7	$13.1
1 Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
First half of 2020: Land Operations revenue during the six months ended June 30, 2020 was $21.3 million and included the sales of development parcels at Maui Business Park II and unimproved land sales on the island of Kauai and Maui. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment (e.g., trucking service, renewable energy, and diversified agribusiness operations).
Land Operations operating profit of $9.7 million during the first half ended June 30, 2020 was composed of the margins on the sales noted above, as well as profits generated from the operations of the segment's other legacy business activities. Other drivers of operating profit in the quarter included favorable outcomes for contingent liabilities recorded as part of the sale of agricultural land on Maui in 2018 that were resolved as of June 30, 2020.
First half of 2019: Land Operations revenue was $73.9 million and included the impact of the sales of 42 acres of land and related improvements in Wailea, the remaining 44 units in Increment 1 of the Kamalani planned community, two Kahala lots, approximately 800 acres of agricultural land on Maui and one Maui Business Park II lot. Operating profit for the six months ended June 30, 2019 of $13.1 million was primarily driven by the sales of land and related improvements mentioned above.
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
Materials & Construction - Second Quarter of 2020 compared with 2019

	Three Months Ended June 30,
(in millions, unaudited)	2020	2019	$ Change	Change
Materials & Construction operating revenue	$30.1	$45.1	$(15.0)	(33.3)%
Materials & Construction operating profit (loss)	$(7.6)	$(4.3)	$(3.3)	76.7%
Operating margin percentage	(25.2)%	(9.5)%
Impairment of assets related to Materials & Construction	$5.6	$—	$5.6	NM
Depreciation and amortization	$2.6	$3.0	$(0.4)	(13.3)%
Aggregate tons delivered (tons in thousands)	160.8	209.6	(48.8)	(23.3)%
Asphalt tons delivered (tons in thousands)	38.6	92.7	(54.1)	(58.4)%
Backlog[1] at period end	$112.3	$77.6	$34.7	44.7%
1 Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. As of June 30, 2020 and 2019, these amounts include $55.3 million and $7.4 million of opportunity backlog consisting of government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory at the time of this disclosure. Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts. Maui Paving's backlog at June 30, 2020 and 2019 was $6.8 million and $1.9 million, respectively.

Materials & Construction revenue was $30.1 million for the second quarter ended June 30, 2020, compared to $45.1 million for the second quarter ended June 30, 2019. Operating loss was $7.6 million for the second quarter ended June 30, 2020, compared to operating loss of $4.3 million for the second quarter ended June 30, 2019. During the quarter ended June 30, 2020, the segment operating loss was primarily driven by a write-down of $5.6 million that the Company recorded in advance of, but in connection with, the Company's sale of its 51% interest in GPRM (based on fair value less cost to sell) at the end of the quarter. The remaining operating loss incurred during the second quarter of 2020 was due primarily to the impact of low paving volumes due in part to government agency-imposed delays and the impact of COVID-19.
Backlog at June 30, 2020 was $112.3 million (as a result of the disposal of GPRM at the end of the second quarter ended June 30, 2020, this metric excludes backlog related to GPRM). On a comparable basis (i.e., adjusted to exclude GPRM backlog of $27.6 million as of June 30, 2019), backlog increased from $77.6 million at June 30, 2019. The increase in backlog was primarily driven by an increase in the amount of marketed bid opportunities and an improvement in the rate of bids won by the Company.
Related to the calculation of the backlog metric, as noted in prior periods, certain agencies award "maintenance contracts" under which a contractor can secure all paving work within a certain geographic area, but jobs are not identified in advance (and, therefore, will not meet the requirement for inclusion in backlog). Under this maintenance contract system, during the six months ended June 30, 2020, the Company also secured significant maintenance contract awards, including the Oahu State Pavement Preservation maintenance contracts for the entire island of Oahu. Procedurally, the Company must receive specific work orders that would meet the definition of backlog and provide actionable scopes of work, including quantities, location, materials and project economics.
Materials & Construction - First half of 2020 compared with 2019

	Six Months Ended June 30,
(in millions, unaudited)	2020	2019	$ Change	Change
Materials & Construction operating revenue	$56.0	$88.7	$(32.7)	(36.9)%
Materials & Construction operating profit (loss)	$(11.4)	$(8.8)	$(2.6)	29.5%
Operating margin percentage	(20.4)%	(9.9)%
Impairment of assets related to Materials & Construction	$5.6	$—	$5.6	NM
Depreciation and amortization	$5.4	$5.8	$(0.4)	(6.9)%
Aggregate tons delivered (tons in thousands)	308.4	410.6	(102.2)	(24.9)%
Asphalt tons delivered (tons in thousands)	72.4	169.7	(97.3)	(57.3)%

Materials & Construction revenue was $56.0 million for the first half ended June 30, 2020, compared to $88.7 million for the first half ended June 30, 2019. Operating loss was $11.4 million for the first half ended June 30, 2020, compared to operating loss of $8.8 million for the first half ended June 30, 2019. During the six months ended June 30, 2020, the segment operating loss was primarily driven by the write-down of $5.6 million (based on fair value less cost to sell) related to GPRM that was recorded in advance of the sale and disposal consummated at the close of the quarter ended June 30, 2020. The remaining operating loss was primarily was due primarily to the impact of low paving volumes due in part to government agency-imposed delays and the impact of COVID-19 (including travel restrictions and resource availability for projects on neighbor islands). The Company is continuing to monitor the performance of the M&C segment in the context of the COVID-19 pandemic. However, based on the inherent uncertainty in the general economic environment, there can be no assurance that the carrying values associated with the long-lived assets and goodwill will be recoverable and impairments on such long-lived assets and goodwill may be required.
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
NOI is a non-GAAP measure used internally in evaluating the unlevered performance of the Company's Commercial Real Estate portfolio. The Company believes NOI provides useful information to investors regarding the Company's financial condition and results of operations because it reflects only those cash income and expense items that are incurred at the property level, and when compared across periods, can be used to determine trends in earnings of the Company's properties as this measure is not affected by non-cash revenue and expense recognition items, the impact of depreciation and amortization expenses or other gains or losses that relate to the Company's ownership of properties. The Company believes the exclusion of these items from operating profit (loss) is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating the Company's Commercial Real Estate portfolio as well as trends in occupancy rates, rental rates, and operating costs. NOI should not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
NOI represents total Commercial Real Estate cash-based operating revenues (i.e., billings for which collectability is deemed probable), less direct property-related operating expenses. The calculation of NOI excludes the impact of depreciation and amortization (including amortization of maintenance capital, tenant improvements and leasing commissions); straight-line lease adjustments (including amortization of lease incentives); amortization of favorable/unfavorable lease assets/liabilities; lease termination income; other income and expense, net; selling, general, administrative and other expenses; and impairment of commercial real estate assets.
The Company reports NOI and Occupancy on a Same-Store basis, which includes the results of properties that were owned and operated for the entirety of the prior calendar year and current reporting period, year-to-date. The Same-Store pool excludes properties under development or redevelopment and also excludes properties acquired or sold during either of the comparable reporting periods. While there is management judgment involved in classifications, new developments and redevelopments are moved into the Same-Store pool after one full calendar year of stabilized operation. New developments and redevelopments are generally considered stabilized upon the initial attainment of 90% occupancy. Properties included in held for sale are excluded from Same-Store.
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

Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the three and six months ended June 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) available to A&B common shareholders	$(4.7)	$(0.8)	$1.5	$8.2
Depreciation and amortization of commercial real estate properties	10.6	9.1	20.8	16.5
Gain on the sale of commercial real estate properties	—	—	(0.5)	—
FFO	$5.9	$8.3	$21.8	$24.7
Exclude items not related to core business:
Land Operations Operating Profit	(4.7)	(0.5)	(9.7)	(13.1)
Materials & Construction Operating Loss	7.6	4.3	11.4	8.8
Loss from discontinued operations	0.6	(0.1)	0.8	0.7
Income (loss) attributable to noncontrolling interest	—	(0.4)	(0.6)	(0.7)
Income tax expense (benefit)	—	—	—	(1.1)
Non-core business interest expense	3.7	4.0	7.7	8.8
Core FFO	$13.1	$15.6	$31.4	$28.1
Reconciliations of Core FFO starting from CRE operating profit for the three and six months ended June 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
CRE Operating Profit	$8.9	$17.0	$26.9	$32.6
Depreciation and amortization of commercial real estate properties	10.6	9.1	20.8	16.5
Corporate and other expense	(2.3)	(6.4)	(8.4)	(12.6)
Core business interest expense	(4.1)	(4.1)	(7.9)	(8.4)
Core FFO	$13.1	$15.6	$31.4	$28.1
Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three and six months ended June 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial Real Estate Operating Profit (Loss)	$8.9	$17.0	$26.9	$32.6
Plus: Depreciation and amortization	10.6	9.1	20.8	16.5
Less: Straight-line lease adjustments	1.3	(1.7)	0.5	(2.7)
Less: Favorable/(unfavorable) lease amortization	(0.5)	(0.5)	(0.7)	(0.9)
Plus: Other (income)/expense, net	0.1	(1.6)	(0.3)	(1.5)
Plus: Selling, general, administrative and other expenses	1.8	3.0	3.9	5.5
Commercial Real Estate NOI	22.2	25.3	51.1	49.5
Less: NOI from acquisitions, dispositions, and other adjustments	(3.3)	(2.6)	(7.8)	(3.2)
Same-Store NOI	$18.9	$22.7	$43.3	$46.3

LIQUIDITY AND CAPITAL RESOURCES
Overview: The Company's primary liquidity needs have historically been to support and fund shareholder distributions; satisfaction of its regular debt service requirements and maturities under its notes payable and other debt arrangements; working capital requirements; and capital expenditures, commercial real estate acquisitions and real estate developments. The Company's principal sources of liquidity have been available cash and cash equivalent balances; cash flows provided by operating activities; and borrowing capacity under its various credit facilities.
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
As noted above, the COVID-19 pandemic has adversely impacted global commercial activity; has contributed to significant volatility in financial markets; and both its near-term and long-term economic impacts remain uncertain. As a result, the Company proactively drew $120 million on its credit facility at the end of the first quarter ended March 31, 2020 to ensure it had ample access to capital and increase flexibility (and, at the end of the second quarter ended June 30, 2020, elected to repay $50 million of the amounts outstanding, in part, with proceeds from asset monetization efforts in the quarter). Additionally, the Company announced in the second quarter ended June 30, 2020 that it has temporarily suspended quarterly dividend distributions. The Company will continue to monitor its financial performance and economic outlook each quarter with the intention of paying 100% of REIT taxable income, and ensuring compliance with REIT taxable income distribution requirements for the full year.
Cash Flows: Cash flows provided by operations were $28.2 million and $81.1 million for the six months ended June 30, 2020 and 2019, respectively. Cash flows from operating activities for the six months ended June 30, 2020 were primarily driven by the cash generated from the CRE segment, which represents its core business. Cash flows from the Land Operations segment has decreased as compared to the prior year comparable period which is attributable to the aforementioned strategic shift to emphasize the monetization of the Company's landholdings and assets in Land Operations (which resulted in the successful closing out of two development-for-sale projects in 2019).
Cash flows provided by investing activities was $3.8 million for the six months ended June 30, 2020 as compared to cash flows used in investing activities of $235.5 million for the six months ended June 30, 2019. The six months ended June 30, 2020 included cash outlays of $10.9 million related to capital expenditures. The six months ended June 30, 2019 included cash outlays of $245.8 million related to capital expenditures which was largely driven by $218.4 million related to the Company's acquisition of five commercial real estate assets.
As it relates to CRE segment, the Company differentiates capital expenditures as follows:
•Growth Capital Expenditures - Development and redevelopment activity in order to generate income and cash flow growth.

•Maintenance Capital Expenditures - Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods were as follows:

	Six Months Ended June 30,
(in millions, unaudited)	2020	2019	Change
CRE property acquisitions, development and redevelopment	$5.5	$235.2	(97.7)%
Building/area improvements (Maintenance Capital Expenditures)	2.3	4.8	(52.1)%
Tenant space improvements (Maintenance Capital Expenditures)	1.3	1.4	(7.1)%
Quarrying and paving	1.1	3.5	(68.6)%
Agribusiness and other	0.7	0.9	(22.2)%
Total capital expenditures¹	$10.9	$245.8	(95.6)%
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

Net cash flows provided by financing activities was $49.0 million for the six months ended June 30, 2020, as compared to net cash used in financing activities for the six months ended June 30, 2019 of $74.8 million. The change in cash flows from financing activities in 2020 as compared to 2019 was due primarily to the Company drawing $120 million on its credit facility as a safeguard due to uncertainty caused by the COVID-19 pandemic during the first quarter ended March 31, 2020.
Other Sources of Liquidity: In addition to cash and cash equivalents of $96.2 million as of June 30, 2020, other sources of liquidity for the Company include trade receivables, contracts retention, and inventories, totaling $72.4 million at June 30, 2020, a decrease of $25.1 million from December 31, 2019.
The Company's revolving credit and term facilities provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. With respect to the revolving credit facility, as of June 30, 2020, the Company had $181.0 million of borrowings outstanding, $1.1 million letters of credit issued against and $267.9 million of available capacity on such revolving credit facility.
Known Trends, Events and Uncertainties: As noted above, the COVID-19 pandemic has adversely impacted the global economy; has contributed to significant volatility in financial markets; and both its near-term and long-term economic impacts remain uncertain. This uncertainty includes the potential need for additional capital resources to maintain the Company's business and operations during a period of potential declining or delayed rent payments from CRE tenants and/or potential declining revenue from its other businesses.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of June 30, 2020. However, as a result of the various uncertainties and factors surrounding COVID-19 it may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition. The Company intends to closely monitor the impact of COVID-19 on its business and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance.
As of June 30, 2020, the Company had $0.1 million of future payments related to maturities of notes payable and other debt coming due in the next twelve months (based on the filing date of this report) and $14.9 million of future payments related to maturities of notes payable and other debt coming due in 2021.
Based on its current outlook, the Company believes that funds generated from results of operations; available cash and cash equivalents; and available borrowings under credit facilities will be sufficient to finance the Company's business requirements for the next twelve months, including debt service and maturities under its notes payable and other debt arrangements; working capital; capital expenditures; and distributions to shareholders. However, as the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
Tax-Deferred Real Estate Exchanges:
Sales: During the second quarter ended June 30, 2020, there were no cash proceeds from sales activity that qualified for potential tax-deferral treatment under Internal Revenue Code §1031 or §1033.
Purchases: During the second quarter ended June 30, 2020, there were no acquisitions utilizing proceeds from tax-deferred sales or condemnations.
Proceeds from §1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from §1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2020, there are no cash proceeds from tax-deferred sales and approximately $14.5 million from tax-deferred condemnations that had not yet been reinvested.
OTHER MATTERS
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2020, and herein incorporated by reference, is included in Note 10 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

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
As noted above, the COVID-19 pandemic has adversely impacted the global economy; has contributed to significant volatility in financial markets; and both its near-term and long-term economic impacts remain uncertain. With respect to material market risk exposures, as the Company is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations, the Company will continue to actively monitor the situation and its impact on interest rates and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective.
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
Risks Relating to Our Business
The COVID-19 pandemic and measures intended to prevent its spread has had, and could continue to have, an adverse effect on our business, results of operations, cash flows and financial condition.

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
The impact of the COVID-19 pandemic and measures to prevent its spread has adversely affected, and could continue to adversely affect, our businesses, results of operations, cash flows and financial condition. Our leasing rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent and other obligations to us. Tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis or at all. Certain of our tenants may incur significant costs or losses responding to the pandemic, lose business due to any interruption in the operations of our properties, or incur other losses or liabilities related to shelter-in-place orders, quarantines, infection or other related factors. Federal, state, local and industry-initiated efforts may also limit our ability to collect rent or enforce remedies for the failure to pay rent. In addition, the deterioration of economic conditions as a result of the pandemic may decrease occupancy levels and rents across our portfolio as tenants reduce or defer their spending, which could adversely affect the value of our properties.
The COVID-19 pandemic has caused, and may continue to cause, severe economic, market and other disruptions worldwide. Conditions in the lending, capital and other financial markets may continue to deteriorate as a result of the pandemic, and our access to capital and other sources of funding may become constrained, which could adversely affect the availability and terms of future borrowings, renewals, or refinancings.
Failure to comply with certain restrictive financial covenants contained in our credit facilities could impose restrictions on our business segments, capital availability or the ability to pursue other activities.

Our credit facilities and term debt contain certain restrictive financial covenants. If we breach any of the covenants and such breach is not cured in a timely manner or waived by the lenders, and such event results in default, our access to credit may be limited or terminated and the lenders could declare any outstanding amounts immediately due and payable. We further may be limited in our ability to make distributions to our shareholders in event of default.
An economic downturn, which may be brought on by the COVID-19 pandemic, could challenge our ability to maintain ongoing compliance with these financial covenants. While we, if in breach of such covenants, intend to apply for temporary waivers of such requirements, our failure to receive such waivers would have an adverse effect on our liquidity and capital resources.
The COVID-19 pandemic has led to remote working by our employees, which may result in certain increases in cyber and privacy risks, which could have an adverse effect on us.

We have transitioned a significant subset of our employees to a remote work environment in compliance with State and local orders pertaining to individuals and businesses and safe practices, which may exacerbate certain risks to our businesses, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information.

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
On March 21, 2020, the Hawai‘i governor issued a proclamation requiring all persons arriving or returning to the State of Hawai‘i to comply with a mandatory fourteen day (or the duration the individual's presence in the State, if shorter) self-quarantine. Following this order, the governor issued and continues to issue proclamations and orders in response to the pandemic restricting activities and mandating safe practices and procedures for individuals and businesses. Such proclamations and orders continue to evolve and such restrictions could be in place for an extended period.
These restrictions have adversely impacted, and could continue to adversely impact, our tenants, as governmental instructions regarding safe practices and travel to the State have reduced and, in some cases, eliminated customer foot traffic and has also caused certain of our tenants to close their brick-and-mortar stores and spaces.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2020	—	$—	—	—
May 1-31, 2020	26	$9.24	—	—
June 1-30, 2020	—	$—	—	—
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

ITEM 5. OTHER INFORMATION
On August 4, 2020, Stanley M. Kuriyama, who has been serving as the Company’s Chairman of the Board of Directors, informed the Company’s Board of Directors (the “Board”) that he will be retiring from the Board, effective as of the close of business on September 30, 2020. As previously discussed in the proxy statement that was filed for the Company’s 2020 annual meeting, Mr. Kuriyama’s retirement is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.

Effective as of October 1, 2020, Eric K. Yeaman, a member of the Board, will serve as Chairman of the Board.
On August 4, 2020, the Board elected John T. Leong as a member of the Board, to be effective as of October 1, 2020. Mr. Leong is the Co-founder and Chief Executive Officer of Kupu, a Hawaii non-profit organization (2007 - present) and the Co-founder, Chairman and Chief Executive Officer of Pono Pacific Land Management LLC (2000 - present). Pursuant to the Automatic Grant Program under the Alexander & Baldwin, Inc. Amended and Restated 2012 Incentive Compensation Plan, Mr. Leong will receive an equity award of $52,500. This award represents a prorated amount of the restricted stock unit award made to non-employee Board members at the 2020 annual meeting of shareholders, which covers the period from the appointment of Mr. Leong to the date of the 2021 annual meeting of shareholders. The award will vest, and the underlying shares will be issued, upon Mr. Leong’s completion of one year of continued Board service measured from his October 1, 2020 appointment date. Mr. Leong will receive other compensation as a non-employee Board member as described in the proxy statement that was filed for the Company’s 2020 annual meeting.

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
95 Mine Safety Disclosure
101 The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Equity for the six months ended June 30, 2020 and 2019, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

August 7, 2020	By: /s/ Brett A. Brown
Brett A. Brown
Executive Vice President and Chief Financial Officer

August 7, 2020	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President, Chief Accounting Officer and Controller