Form 10-Q
period 2020-09-30
Alexander & Baldwin, Inc.
filed 2020-10-30
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of September 30, 2020: 72,354,347

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions; unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Real estate investments
Real estate property	$1,544.1	$1,540.2
Accumulated depreciation	(148.0)	(127.5)
Real estate property, net	1,396.1	1,412.7
Real estate developments	77.3	79.1
Investments in real estate joint ventures and partnerships	132.4	133.4
Real estate intangible assets, net	64.9	74.9
Real estate investments, net	1,670.7	1,700.1
Cash and cash equivalents	117.1	15.2
Restricted cash	0.2	0.2
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $4.1 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively	52.7	51.6
Inventories	19.3	20.7
Other property, net	111.2	124.4
Operating lease right-of-use assets	19.5	21.8
Goodwill	10.5	15.4
Other receivables, net of allowance for credit losses and allowance for doubtful accounts of $4.5 million and $1.6 million as of September 30, 2020 and December 31, 2019, respectively	15.8	27.8
Prepaid expenses and other assets, net of allowance for credit losses and allowance for doubtful accounts of $0.1 million and $0 million as of September 30, 2020 and December 31, 2019, respectively	97.9	107.1
Total assets	$2,114.9	$2,084.3

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$763.6	$704.6
Accounts payable	10.4	17.8
Operating lease liabilities	19.7	21.6
Accrued pension and post-retirement benefits	26.9	26.8
Indemnity holdbacks	7.5	7.5
Deferred revenue	68.0	67.6
Accrued and other liabilities	102.2	103.4
Total liabilities	998.3	949.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interest	6.4	6.3
Equity:
Common stock - no par value; authorized, 150 million shares; outstanding, 72.4 million shares at September 30, 2020 and December 31, 2019, respectively	1,804.5	1,800.1
Accumulated other comprehensive income (loss)	(53.9)	(48.8)
Distributions in excess of accumulated earnings	(640.4)	(626.2)
Total A&B shareholders' equity	1,110.2	1,125.1
Noncontrolling interest	—	3.6
Total equity	1,110.2	1,128.7
Total liabilities and equity	$2,114.9	$2,084.3
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenue:
Commercial Real Estate	$35.7	$42.7	$113.1	$118.6
Land Operations	7.7	8.5	29.0	82.4
Materials & Construction	34.4	37.9	90.4	126.6
Total operating revenue	77.8	89.1	232.5	327.6
Operating Costs and Expenses:
Cost of Commercial Real Estate	23.5	23.8	71.8	64.3
Cost of Land Operations	12.9	5.9	23.8	68.5
Cost of Materials & Construction	30.2	42.0	83.4	127.2
Selling, general and administrative	11.7	13.3	34.5	45.1
Impairment of assets related to Materials & Construction	—	49.7	5.6	49.7
Total operating costs and expenses	78.3	134.7	219.1	354.8
Gain (loss) on disposal of commercial real estate properties, net	—	—	0.5	—
Gain (loss) on disposal of non-core assets, net	9.0	—	9.0	—
Total gain (loss) on disposal of assets, net	9.0	—	9.5	—
Operating Income (Loss)	8.5	(45.6)	22.9	(27.2)
Other Income and (Expenses):
Income (loss) related to joint ventures	2.2	2.4	5.3	6.1
Interest and other income (expense), net (Note 2)	(0.4)	0.6	(0.6)	2.8
Interest expense	(7.1)	(8.2)	(22.7)	(25.4)
Income (Loss) from Continuing Operations Before Income Taxes	3.2	(50.8)	4.9	(43.7)
Income tax benefit (expense)	—	—	—	1.1
Income (Loss) from Continuing Operations	3.2	(50.8)	4.9	(42.6)
Income (loss) from discontinued operations, net of income taxes	0.0	(0.1)	(0.8)	(0.8)
Net Income (Loss)	3.2	(50.9)	4.1	(43.4)
Loss (income) attributable to noncontrolling interest	(0.2)	1.1	0.4	1.8
Net Income (Loss) Attributable to A&B Shareholders	$3.0	$(49.8)	$4.5	$(41.6)

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.04	$(0.69)	$0.07	$(0.57)
Discontinued operations available to A&B shareholders	—	—	(0.01)	(0.01)
Net income (loss) available to A&B shareholders	$0.04	$(0.69)	$0.06	$(0.58)

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.04	$(0.69)	$0.07	$(0.57)
Discontinued operations available to A&B shareholders	—	—	(0.01)	(0.01)
Net income (loss) available to A&B shareholders	$0.04	$(0.69)	$0.06	$(0.58)

Weighted-Average Number of Shares Outstanding:
Basic	72.4	72.3	72.3	72.2
Diluted	72.4	72.3	72.4	72.2
Amounts Available to A&B Common Shareholders (Note 17):
Continuing operations available to A&B common shareholders	$3.0	$(49.7)	$5.3	$(40.8)
Discontinued operations available to A&B common shareholders	—	(0.1)	(0.8)	(0.8)
Net income (loss) available to A&B common shareholders	$3.0	$(49.8)	$4.5	$(41.6)
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss)	$3.2	$(50.9)	$4.1	$(43.4)
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	(0.1)	(2.0)	(7.7)	(5.5)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	0.5	0.2	0.6	(0.1)
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost	0.8	0.9	2.0	2.9
Amortization of prior service credit included in net periodic benefit cost	—	(0.1)	—	(0.4)
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	1.2	(1.0)	(5.1)	(3.1)
Comprehensive Income (Loss)	4.4	(51.9)	(1.0)	(46.5)
Comprehensive income (loss) attributable to noncontrolling interest	(0.2)	1.1	0.4	1.8
Comprehensive Income (Loss) Attributable to A&B Shareholders	$4.2	$(50.8)	$(0.6)	$(44.7)
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions; unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$4.1	$(43.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	40.5	36.6
Loss (gain) from disposals and asset transactions, net	(9.5)	(2.6)
Impairment of assets	5.6	49.7
Share-based compensation expense	4.4	4.1
Equity in (income) loss from affiliates, net of operating cash distributions	(5.0)	(3.5)
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	(2.1)	(6.9)
Inventories	1.2	2.6
Prepaid expenses, income tax receivable and other assets	7.9	25.8
Development/other property inventory	1.4	40.7
Accrued pension and post-retirement benefits	2.0	4.6
Accounts payable	(5.2)	(10.3)
Accrued and other liabilities	(8.1)	6.6
Net cash provided by (used in) operations	37.2	104.0

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	—	(218.4)
Capital expenditures for property, plant and equipment	(17.7)	(31.8)
Proceeds from disposal of assets	27.1	3.0
Payments for purchases of investments in affiliates and other investments	—	(3.3)
Distributions of capital from investments in affiliates and other investments	11.1	12.2
Net cash provided by (used in) investing activities	20.5	(238.3)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	173.0	111.8
Payments of notes payable and other debt and deferred financing costs	(105.3)	(155.3)
Borrowings (payments) on line-of-credit agreement, net	(8.7)	(5.1)
Distribution to noncontrolling interests	—	(0.3)
Cash dividends paid	(13.8)	(36.2)
Proceeds from issuance (repurchase) of capital stock and other, net	(1.0)	(1.0)
Payment of deferred acquisition holdback	—	(7.1)
Net cash provided by (used in) financing activities	44.2	(93.2)

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	101.9	(227.5)
Balance, beginning of period	15.4	234.9
Balance, end of period	$117.3	$7.4

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(15.1)	$(25.2)
Income tax (payments)/refunds, net	$0.5	$25.8

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	2.5	2.6
Right-of-use ("ROU") assets and corresponding lease liability recorded upon ASC 842 adoption	—	31.0
Finance lease liabilities arising from obtaining ROU assets	0.4	1.7

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$15.2	$11.4
Restricted cash	0.2	223.5
Cash, cash equivalents and restricted cash	$15.4	$234.9

End of the period:
Cash and cash equivalents	$117.1	$7.2
Restricted cash	0.2	0.2
Cash, cash equivalents and restricted cash	$117.3	$7.4

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2020 and 2019
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2019	72.0	$1,793.4	$(51.9)	$(538.9)	$5.7	$1,208.3	$7.9
Net income (loss)	—	—	—	(41.6)	(1.8)	(43.4)	—
Other comprehensive income (loss), net of tax	—	—	(3.1)	—	—	(3.1)	—
Dividend on common stock ($0.50 per share)	—	—	—	(36.2)	—	(36.2)	—
Distributions to noncontrolling interest	—	—	—	—	(0.3)	(0.3)	—
Share-based compensation	—	4.1	—	—	—	4.1	—
Shares issued or repurchased, net	0.3	(0.1)	—	(0.9)	—	(1.0)	—
Balance, September 30, 2019	72.3	$1,797.4	$(55.0)	$(617.6)	$3.6	$1,128.4	$7.9

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2020	72.3	$1,800.1	$(48.8)	$(626.2)	$3.6	$1,128.7	$6.3
Cumulative impact of adoption of ASC 326	—	—	—	(4.0)	(0.1)	(4.1)	—
Net income (loss)	—	—	—	4.5	(0.5)	4.0	0.1
Other comprehensive income (loss), net of tax	—	—	(5.1)	—	—	(5.1)	—
Dividend on common stock ($0.19 per share)	—	—	—	(13.8)	—	(13.8)	—
Disposal of M&C subsidiary	—	—	—	—	(3.0)	(3.0)	—
Share-based compensation	—	4.4	—	—	—	4.4	—
Shares issued or repurchased, net	0.1	—	—	(0.9)	—	(0.9)	—
Balance, September 30, 2020	72.4	$1,804.5	$(53.9)	$(640.4)	$—	$1,110.2	$6.4
See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2020 and 2019
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, July 1, 2019	72.2	$1,795.9	$(54.0)	$(554.0)	$4.7	$1,192.6	$7.9
Net income (loss)	—	—	—	(49.8)	(1.1)	(50.9)	—
Other comprehensive income (loss), net of tax	—	—	(1.0)	—	—	(1.0)	—
Dividend on common stock ($0.19 per share)	—	—	—	(13.8)	—	(13.8)	—
Share-based compensation	—	1.4	—	—	—	1.4	—
Shares issued or repurchased, net	0.1	0.1	—	—	—	0.1	—
Balance, September 30, 2019	72.3	$1,797.4	$(55.0)	$(617.6)	$3.6	$1,128.4	$7.9

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, July 1, 2020	72.3	$1,803.1	$(55.1)	$(643.4)	$—	$1,104.6	$6.2
Net income (loss)	—	—	—	3.0	—	3.0	0.2
Other comprehensive income (loss), net of tax	—	—	1.2	—	—	1.2	—
Share-based compensation	—	1.4	—	—	—	1.4	—
Shares issued or repurchased, net	0.1	—	—	—	—	—	—
Balance, September 30, 2020	72.4	$1,804.5	$(53.9)	$(640.4)	$—	$1,110.2	$6.4

See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates in three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C").  As of September 30, 2020, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, ten industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area; it also owns a portfolio of ground leases in Hawai‘i representing 153.7 acres as of September 30, 2020. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
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
Reclassifications: Certain amounts presented in the prior year have been reclassified to conform to the current year presentation. Refer to Note 2 to the condensed consolidated financial statements for such reclassifications made in conjunction with the adoption of recent accounting pronouncements. Further, a reclassification was made to the condensed consolidated statements of cash flows to present, on a net basis, amounts previously presented separately within cash flows from operating activities (i.e., to present activity related to proceeds and expenditures of real estate development/other property for sale – normal operating activity in the Company's Land Operations segment – on a net basis similar to the presentation of changes in other inventories held by the Company). This change does not affect previously reported cash flows from operating activities in the condensed consolidated statements of cash flows.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2019 Form 10-K. Changes to significant accounting policies are included herein.
In April 2020, the Financial Accounting Standards Board ("FASB") staff issued a question-and-answer document focusing on lease concessions related to the effects of the 2019 coronavirus pandemic ("COVID-19") and the application of lease accounting guidance related to modifications (the "Lease Modification Q&A"). See Note 12 to the condensed consolidated financial statements for further discussion on the impact of applicable rent relief provided beginning in the quarter ended June 30, 2020 under the Lease Modification Q&A.
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
Reclassifications in conjunction with recently adopted accounting pronouncements
In conjunction with its adoption of ASC 326 with an effective date of January 1, 2020, the Company made certain reclassifications in its presentation of the condensed consolidated balance sheets for amounts related to contract receivables and financing receivables; such reclassifications were not material to the condensed consolidated financial statements. One such reclassification was to present interest receivables in the same line as the related financing receivables (affecting Accounts receivable, net and Other receivables). Another was to aggregate Accounts receivable, net and Contracts retention into a single line item in the accompanying condensed consolidated balance sheets (refer to Note 11 where such balances will continue to be presented separately). Further, certain amounts historically related to the allowance for doubtful accounts were reclassified under current presentation (e.g., certain amounts are now presented under the allowance for credit losses calculated under ASC 326 as described in Note 5 to the condensed consolidated financial statements).

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
The portfolios of financial assets within the scope of ASC 326 relating to the CRE and Land Operations segments include financing receivables (i.e., notes receivable), which are primarily composed of historical development and other land-related transactions. The assets in these portfolios are analyzed on an individual basis, in which the Company considers certain, available information specific to the counterparties to the transactions (e.g., liquidity and solvency of the counterparties) and environmental factors that are relevant in the assessment of the expected collectability of the future cash flows for these assets (e.g., changes and expected changes in the general economic environment in which the counterparty operates). For these assets, the Company uses a discounted cash flow method to calculate the allowance for credit losses using the asset's effective interest rate.
The portfolios relating to the M&C segment represent discrete business components and are composed of contract assets from the Company's contracts with customers. The differing nature of the products and services provided by these components drive differences in historical and expected credit loss patterns and, as such, the Company tracks historical loss information at this portfolio level as part of information it uses to develop its estimate of expected credit losses. Further, as the Company believes its contract assets have different default risk expectations based on customer/project type, in addition to the historical loss information at the portfolio level, the Company also pools the respective portfolio's contract receivables by these different categories to make adjustments to its historical loss experience. Other information the Company analyzes and uses in its development of its allowance for credit losses include known customer information and environmental factors surrounding the customers' current and future ability to pay (i.e., changes and expected changes in the general economic environment in which the customers operate).

Interest and other income (expense), net
Interest and other income (expense), net for the three and nine months ended September 30, 2020 and 2019 included the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$0.2	$0.9	$1.0	$2.9
Pension and postretirement benefit (expense)	(0.6)	(1.1)	(1.9)	(3.4)
Gain (loss) on sale of joint venture interest	—	—	—	2.6
Other income (expense), net	—	0.8	0.3	0.7
Interest and other income (expense), net	$(0.4)	$0.6	$(0.6)	$2.8

3.    REAL ESTATE ASSET ACQUISITIONS
The Company did not execute any real estate asset acquisitions during the nine months ended September 30, 2020. During the year ended December 31, 2019, the Company acquired five commercial real estate assets for $218.4 million.
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
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three and nine months ended September 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$43.3	$44.7	$133.6	$143.1
Operating costs and expenses	36.9	35.6	110.9	127.6
Gross Profit (Loss)	$6.4	$9.1	$22.7	$15.5
Income (Loss) from Continuing Operations[1]	$6.0	$5.5	$14.0	$6.6
Net Income (Loss)[1]	$5.7	$5.4	$13.5	$6.4

[1] Includes earnings from equity method investments held by the investee.

5.    ALLOWANCE FOR CREDIT LOSSES
The following table presents the activity in the allowance for credit losses related to the Company's financing receivables and contract assets for the nine months ended September 30, 2020 (in millions):

	CRE	Land Operations	M&C
	Financing Receivables	Financing Receivables	Contract Assets	Total
Allowance for credit losses:
Balance as of January 1, 2020 (prior to adoption of ASC 326)	$—	$1.6	$0.3	$1.9
Impact of adoption of ASC 326	0.4	2.3	1.3	4.0
Provision for expected credit losses	—	0.3	—	0.3
Balance as of March 31, 2020	0.4	4.2	1.6	6.2
Provision for expected credit losses	—	(0.3)	(0.1)	(0.4)
Disposal of subsidiary	—	—	(0.1)	(0.1)
Balance as of June 30, 2020	0.4	3.9	1.4	5.7
Provision for expected credit losses	—	0.2	(0.1)	0.1
Ending allowance balance as of September 30, 2020	$0.4	$4.1	$1.3	$5.8
The credit quality of the Company's financing receivables is monitored each reporting period on an individual asset basis using specific information on the counterparties in these transactions. The following represents qualitative and quantitative information on each financing receivable within the applicable portfolios.
The CRE portfolio of financing receivables consists of one asset that originated in 2019 and had an amortized cost basis of $0.4 million as of both the adoption date of January 1, 2020 and September 30, 2020. Based on individual credit quality indicators of the counterparty as of the adoption date and September 30, 2020, the most likely outcome of expected cash flows for the asset in a range of possible outcomes (i.e., the single best estimate) was zero and, as a result, the Company recorded a full allowance for credit losses for the financing receivable on adoption of ASC 326 as of January 1, 2020 and as of September 30, 2020.
The Land Operations financing receivables consist of three assets. The first originated in 2008 and had an amortized cost basis of $1.6 million as of both the adoption date of January 1, 2020 and September 30, 2020. Based on individual credit quality indicators of the counterparty as of the adoption date and September 30, 2020, the most likely outcome of expected cash flows for the asset in a range of possible outcomes (i.e., the single best estimate) was zero and, as a result, the Company recorded a full allowance for credit losses for the financing receivable on adoption of ASC 326 as of January 1, 2020 and as of September 30, 2020. The second financing receivable within Land Operations was generated in 2016 and had an amortized cost basis of $13.5 million and $11.6 million as of the adoption date of January 1, 2020 and September 30, 2020, respectively. The third financing receivable within Land Operations was generated in 2017 and had an amortized cost basis of $2.6 million as of both the adoption date of January 1, 2020 and September 30, 2020. The second and third financing receivables were evaluated based on the credit quality indicators of the respective counterparties (as well as reasonable and supportable forecasts of future conditions that are relevant to determining the expected collectability of the receivable) as of the adoption date and September 30, 2020 and the estimated allowance for credit losses was calculated using a discounted cash flow approach.
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

6.    INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of September 30, 2020 and December 31, 2019 were as follows (in millions):

	September 30,	December 31,
	2020	2019
Asphalt	$5.7	$8.0
Processed rock and sand	6.9	6.6
Work in progress	3.4	2.9
Retail merchandise	2.3	2.0
Parts, materials and supplies inventories	1.0	1.2
Total	$19.3	$20.7

7.    FAIR VALUE MEASUREMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable and notes receivable with remaining terms less than 12 months approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's notes receivable with remaining terms greater than 12 months is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes approximates the carrying amount of $11.7 million at September 30, 2020. The fair value and carrying value of these notes was $16.1 million at December 31, 2019 (see Note 2, "Summary of Significant Accounting Policies," for reclassifications related to these notes in conjunction with the adoption of ASC 326).
The carrying amount and fair value of the Company's debt at September 30, 2020 was $763.6 million and $758.9 million, respectively, and $704.6 million and $727.3 million at December 31, 2019, respectively. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 2).
The Company carries its interest rate swaps at fair value. See Note 9, "Derivative Instruments," for fair value information regarding the Company's derivative instruments.

8.    NOTES PAYABLE AND OTHER DEBT
At September 30, 2020 and December 31, 2019, notes payable and total debt consisted of the following (dollars in millions):

	Interest Rate (%)	Maturity Date	Principal Outstanding
			September 30, 2020	December 31, 2019
Secured:
Kailua Town Center	(1)	2021	$9.9	$10.2
Kailua Town Center #2	3.15	2021	4.5	4.6
Heavy Equipment Financing	(2)	(2)	3.1	3.6
Laulani Village	3.93	2024	61.6	62.0
Pearl Highlands	4.15	2024	81.9	83.4
Manoa Marketplace	(3)	2029	58.3	59.5
Subtotal			$219.3	$223.3
Unsecured:
Series D Note	6.90	2020	—	16.2
Bank syndicated loan	(4)	2023	50.0	50.0
Series A Note	5.53	2024	28.4	28.5
Series J Note	4.66	2025	10.0	10.0
Series B Note	5.55	2026	46.0	46.0
Series C Note	5.56	2026	22.0	23.0
Series F Note	4.35	2026	19.7	22.0
Series H Note	4.04	2026	50.0	50.0
Series K Note	4.81	2027	34.5	34.5
Series G Note	3.88	2027	35.0	35.0
Series L Note	4.89	2028	18.0	18.0
Series I Note	4.16	2028	25.0	25.0
Term Loan 5	4.30	2029	25.0	25.0
Subtotal			$363.6	$383.2
Revolving Credit Facilities:
GLP Asphalt revolving credit facility	(5)	2020	—	—
A&B Revolver	(6)	2022	181.0	98.7
Subtotal			$181.0	$98.7
Total Debt (contractual)			763.9	705.2
Unamortized debt premium (discount)			—	(0.1)
Unamortized debt issuance costs			(0.3)	(0.5)
Total debt (carrying value)			$763.6	$704.6

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
Interest costs are capitalized for certain development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. There were no capitalized interest costs related to development activities for the three months ended September 30, 2020 and $0.2 million for the nine months ended September 30, 2020. There were $0.2 million and $0.8 million of capitalized interest costs for the three months ended and nine months ended September 30, 2019, respectively.

9.    DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its variable rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed and variable rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
As of September 30, 2020, the Company has two interest rate swap agreements designated as a cash flow hedges whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Rate	September 30, 2020	September 30, 2020	December 31, 2019	Balance Sheet
4/7/2016	8/1/2029	3.14%	$58.3	$(5.8)	$(0.2)	Accrued and other liabilities
02/13/2020	02/27/2023	3.15%	$50.0	$(1.5)	N/A	Accrued and other liabilities
The changes in fair value of the cash flow hedge are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related-variable rate debt. As of September 30, 2020, the Company expects to reclassify $0.8 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.
Non-designated Hedges
As of September 30, 2020, the Company has one interest rate swap that has not been designated as a cash flow hedge whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Rate	September 30, 2020	September 30, 2020	December 31, 2019	Balance Sheet
1/1/2014	9/1/2021	5.95%	$9.9	$(0.4)	$(0.5)	Accrued and other liabilities
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$(0.1)	$(2.0)	$(7.7)	$(5.5)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$0.5	$0.2	$0.6	$(0.1)
The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in Interest and other income in its condensed consolidated statements of operations. The Company recognized a gain of $0.1 million in the nine months ended September 30, 2020. There were no amounts recognized in the nine months ended September 30, 2019 related to changes in fair value.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.

10.    COMMITMENTS AND CONTINGENCIES
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's condensed consolidated balance sheet as of September 30, 2020:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.1 million as of September 30, 2020. These letters of credit primarily relate to the Company's workers' compensation plans and construction activities; if drawn upon the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's construction and real estate activities totaled $357.6 million as of September 30, 2020. Approximately $338.3 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds); if drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of September 30, 2020, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $72.7 million.
The Company also provides certain bond indemnities and guarantees of indebtedness for certain of its unconsolidated affiliates that it accounts for as equity method investments (e.g., real estate joint ventures).
•Bond indemnities are provided for the benefit of the surety in exchange for the issuance of surety bonds and cover joint venture construction activities (such as project amenities, roads, utilities, and other infrastructure). Under such bond indemnities, the Company and the joint venture partners agree to indemnify the surety bond issuer from all losses and expenses arising from the failure of the joint venture to complete the specified bonded construction; the Company may be obligated to complete construction of the joint ventures' construction projects if the joint venture does not perform. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date.
•Guarantees of indebtedness of an unconsolidated equity method investee relate to a line of credit held by such investee with third party lenders. As of September 30, 2020, the Company's limited guarantees on indebtedness totaled $9.2 million.
The recorded amounts of the bond indemnities and guarantee of indebtedness were not material individually or in the aggregate. Other than obligations described above and those described in the Company's 2019 Form 10-K, obligations of the Company's joint ventures do not have recourse to the Company, and the Company's "at-risk" amounts are limited to its investment.
Legal proceedings and other contingencies
Prior to the sale of approximately 41,000 acres of agricultural land on Maui to Mahi Pono Holdings, LLC ("Mahi Pono") in December 2018, the Company, through East Maui Irrigation Company, LLC ("EMI"), also owned approximately 16,000 acres of watershed lands in East Maui and also held four water licenses to approximately 30,000 acres owned by the State of Hawai‘i in East Maui. The sale to Mahi Pono includes the sale of a 50% interest in EMI (which closed February 1, 2019), and provides for the Company and Mahi Pono, through EMI, to jointly continue the existing process to secure a long-term lease from the State for delivery of irrigation water to Mahi Pono for use in Central Maui.
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
Further note that certain of the Company's properties and assets may become the subject of other types of claims and assessments at various times (e.g., environmental matters based on normal operations of such assets). Depending on the facts and circumstances surrounding such potential claims and assessments, the Company records an accrual if it is deemed probable that a liability has been incurred and the amount of loss can be reasonably estimated/valued as of the date of the financial statements.
11.    REVENUE AND CONTRACT BALANCES
The Company disaggregates revenue from contracts with customers by revenue type, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Through its CRE segment, the Company owns and operates a portfolio of commercial real estate properties and generates income as a lessor through leases of such assets. See Note 12 to the consolidated financial statements for further discussion. Revenue by type for the three and nine months ended September 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Commercial Real Estate	$35.7	$42.7	$113.1	$118.6
Land Operations:
Development sales revenue	2.0	0.8	7.9	31.2
Unimproved/other property sales revenue	—	1.5	3.7	32.4
Other operating revenue	5.7	6.2	17.4	18.8
Land Operations	7.7	8.5	29.0	82.4
Materials & Construction	34.4	37.9	90.4	126.6
Total revenues	$77.8	$89.1	$232.5	$327.6

In the context of guidance on revenue from contracts with customers and arrangements in its scope, the total amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations was $106.6 million as of September 30, 2020. The Company expects to recognize as revenue approximately 15% - 20% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations in 2020, with the remaining recognized thereafter.
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
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in millions):

	September 30, 2020	December 31, 2019
Accounts receivable	$49.2	$43.6
Contracts retention	7.6	8.6
Allowance for credit losses on accounts receivable and retention	(4.1)	(0.6)
Accounts receivable and retention, net	$52.7	$51.6
Costs and estimated earnings in excess of billings on uncompleted contracts	$5.0	$10.0
Billings in excess of costs and estimated earnings on uncompleted contracts	$9.0	$7.9
Variable consideration[1]	$62.0	$62.0
Deferred revenue	$6.0	$5.6

[1]Variable consideration deferred as of the period end related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three months ended and nine months ended September 30, 2020 the Company recognized revenue of $1.2 million and $7.2 million, respectively, related to the Company's contract liabilities reported as of January 1, 2020.
12.    LEASES - THE COMPANY AS LESSOR
The Company leases land and buildings to third parties under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
Beginning in the quarter ended June 30, 2020, the Company began entering into rent relief arrangements with certain of its tenants due to the disruption from COVID-19 in the form of rent deferrals or other relief modifications that resulted in changes to fixed contractual lease payments for specified months. Such other relief modifications included changing the nature of payments from fixed to variable (i.e., variable based on a percentage of the tenant's sales, typically subject to a minimum "floor" amount) or, in some cases, payment forgiveness. Consistent with lease accounting guidance and recent interpretations provided by the FASB in the Lease Modification Q&A, the Company elected to treat such eligible lease concessions (i.e., such rent deferrals, fixed-to-variable modifications or payment forgiveness arrangements that do not result in a substantial increase in the rights of the lessor or obligations of the lessee) outside of the lease accounting modification framework.
For rent deferrals, consistent with an acceptable method described in the Lease Modification Q&A, the Company accounts for the event as if no changes to the lease contract were made and continues to record lease receivables and recognize income during the deferral period. For the other relief modifications mentioned above that resulted in reductions to fixed contractual lease payments, consistent with the Lease Modification Q&A, the Company reports, for periods covered by the modification, reduced rental income (i.e., revenue) equal to the agreed-upon amounts (offset by any variable lease payments).
The Company continues to assess collectability on all such amounts due under leases and only recognizes revenue to the extent such amounts are probable of collection (or payment is received). During the three and nine months ended September 30, 2020, the Company projected a higher amount of uncollectable tenant billings due to COVID-19 and, as a result, during the three and nine months ended September 30, 2020, the Company recorded reductions in revenue of $5.6 million and $12.2 million, respectively, related to aggregate charges for CRE accounts receivable and unbilled straight-line lease receivables for which the Company assessed that the tenant's future payment of amounts due under leases was not probable. Further, during the three and nine months ended September 30, 2020, the Company recorded reductions of revenue of $0.7 million and $3.4 million, respectively, related to the allowance for doubtful accounts for other impacted operating lease receivables.
As a result of COVID-19, certain tenants experiencing economic difficulties have sought and may continue to seek current and future rent relief, which may be provided in the form of additional rent deferrals or other relief modifications, among other possible agreements. The Company is evaluating each request on a case-by-case basis and will apply lease accounting guidance (including the Lease Modification Q&A) consistently to leases with similar characteristics and similar circumstances. The future impact of any potential rent concessions in the context of lease accounting guidance and the Lease Modification Q&A is dependent upon the extent of relief granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such agreements.
The historical cost of, and accumulated depreciation on, leased property as of September 30, 2020 and December 31, 2019 were as follows (in millions):

	September 30, 2020	December 31, 2019
Leased property - real estate	$1,515.9	$1,511.3
Less: Accumulated depreciation	(145.6)	(125.0)
Property under operating leases, net	$1,370.3	$1,386.3

Total rental income (i.e., revenue) under these operating leases during the three and nine months ended September 30, 2020 and 2019 relating to lease payments and variable lease payments were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease payments	$23.0	$29.8	$73.9	$82.6
Variable lease payments	13.3	13.9	41.3	37.6
Total rental income	$36.3	$43.7	$115.2	$120.2

Contractual future lease payments to be received on non-cancelable operating leases as of September 30, 2020 were as follows (in millions):

September 30, 2020
2020	$29.6
2021	113.9
2022	102.7
2023	91.9
2024	79.8
2025	68.1
Thereafter	486.9
Total future lease payments to be received	$972.9

13.    LEASES - THE COMPANY AS LESSEE
There have been no material changes from the Company's leasing activities as a lessee described in Note 9 to the consolidated financial statements included in Item 8 of the Company's 2019 Form 10-K. Operating lease cost was $1.2 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively. Operating lease cost was $3.5 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively. Finance lease cost was $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Finance lease cost was $1.0 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.
14.    SHARE-BASED PAYMENT AWARDS
The 2012 Incentive Compensation Plan ("2012 Plan") allows for the granting of stock options, restricted stock units and common stock. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions. During the nine months ended September 30, 2020, the Company granted approximately 279,400 restricted stock unit awards with a weighted average grant date fair value of $22.26 under the 2012 Plan. During the nine months ended September 30, 2019, the Company granted approximately 264,000 restricted stock units with a weighted average grant date fair value of $20.05 under the 2012 Plan.
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
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based expense:
Time-based and market-based restricted stock units	$1.4	$1.4	$4.4	$4.1

15.    EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three and nine months ended September 30, 2020 and 2019 are shown below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$0.2	$0.7	$0.6	$1.8
Interest cost	1.7	2.1	5.2	6.3
Expected return on plan assets	(1.7)	(1.8)	(5.1)	(5.4)
Amortization of net loss	0.8	0.9	2.0	2.9
Amortization of prior service credit	—	(0.1)	—	(0.4)
Net periodic benefit cost	$1.0	$1.8	$2.7	$5.2
The Company has made no contributions to its defined benefit pension plans during the nine months ended September 30, 2020 and does not expect to make any such contributions in the current fiscal year.
16.    INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the nine months ended September 30, 2020 differed from the effective tax rate for the same period in 2019, primarily due to the benefit from interest income receivable on IRS tax refunds in 2019.

As of September 30, 2020, tax years 2016 and later are open to audit by the tax authorities. As of September 30, 2020, the Company has one open tax examination of the 2016 Hawaii state income tax return of a joint venture investment. The Company believes that the result of this audit will not have a material adverse effect on its results of operations, financial condition or liquidity.
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

The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$3.2	$(50.8)	$4.9	$(42.6)
Exclude: (Income) loss attributable to noncontrolling interest	(0.2)	1.1	0.4	1.8
Income (loss) from continuing operations attributable to A&B shareholders	3.0	(49.7)	5.3	(40.8)
Distributions and allocations to participating securities	—	—	—	—
Income (loss) from continuing operations available to A&B common shareholders	3.0	(49.7)	5.3	(40.8)
Income (loss) from discontinued operations available to A&B common shareholders	—	(0.1)	(0.8)	(0.8)
Net income (loss) available to A&B common shareholders	$3.0	$(49.8)	$4.5	$(41.6)
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Denominator for basic EPS - weighted average shares outstanding	72.4	72.3	72.3	72.2
Effect of dilutive securities:
Stock options and restricted stock unit awards	—	—	0.1	—
Denominator for diluted EPS - weighted average shares outstanding	72.4	72.3	72.4	72.2
There were 0.5 million and 0.4 million shares of anti-dilutive securities outstanding during the three and nine months ended September 30, 2020, respectively. There were 0.4 million shares of anti-dilutive securities outstanding during the three and nine months ended September 30, 2019.
18.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of taxes, were as follows as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
Unrealized components of benefit plans:
Pension plans	$(45.5)	$(47.4)
Post-retirement plans	0.2	0.2
Non-qualified benefit plans	(0.7)	(0.8)
Total employee benefit plans	(46.0)	(48.0)
Interest rate swap	(7.9)	(0.8)
Accumulated other comprehensive income (loss)	$(53.9)	$(48.8)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2020 were as follows (in millions):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2020	$(48.0)	$(0.8)	$(48.8)
Other comprehensive income (loss) before reclassifications	—	(7.7)	(7.7)
Amounts reclassified from accumulated other comprehensive income (loss)[1]	2.0	0.6	2.6
Taxes on other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of taxes	2.0	(7.1)	(5.1)
Balance, September 30, 2020	$(46.0)	$(7.9)	$(53.9)
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

19.    RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliates that are members in entities in which the Company also is a member. Related to the periods during which the relationship existed, revenues earned from transactions with affiliates were $3.8 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively, and $5.8 million and $9.6 million for the nine months ended September 30, 2020 and 2019, respectively. Expenses recognized from transactions with affiliates were $0.2 million and less than $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and less than $0.1 million for the nine months ended September 30, 2020 and 2019, respectively. Receivables from these affiliates were $1.1 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively. Amounts due to these affiliates were $1.0 million and $1.2 million as of September 30, 2020 and December 31, 2019.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with certain affiliates that were partially owned by a former director of the Company, as lessee. Revenue from transactions with these affiliates (confined to periods during which the former director was actively serving the Company) was approximately $1.3 million during the nine months ended September 30, 2019 and none in the nine months ended September 30, 2020.
Land Operations. During the three months ended and nine months ended September 30, 2020 and 2019, the Company recognized $0.3 million and $1.1 million, respectively, and $1.4 million and $1.7 million, respectively, related to revenue for services provided to certain unconsolidated investments in affiliates and interest earned on notes receivable from related parties. Receivables from service arrangements with these affiliates were less than $0.1 million as of September 30, 2020 and December 31, 2019. Notes receivable from related parties were held at carrying values of $9.8 million and $13.1 million as of September 30, 2020 and December 31, 2019, respectively, related to a construction loan secured by a mortgage on real property with one of the Company's joint ventures.

20.    SEGMENT RESULTS
Operating segment information for the three and nine months ended September 30, 2020 and 2019 is summarized below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenue:
Commercial Real Estate	$35.7	$42.7	$113.1	$118.6
Land Operations	7.7	8.5	29.0	82.4
Materials & Construction	34.4	37.9	90.4	126.6
Total operating revenue	77.8	89.1	232.5	327.6
Operating Profit (Loss):
Commercial Real Estate[1]	11.0	18.0	37.9	50.6
Land Operations[2]	3.4	2.8	13.1	15.9
Materials & Construction	1.3	(57.9)	(10.1)	(66.7)
Total operating profit (loss)	15.7	(37.1)	40.9	(0.2)
Gain (loss) on disposal of commercial real estate properties, net	—	—	0.5	—
Interest expense	(7.1)	(8.2)	(22.7)	(25.4)
Corporate and other expense	(5.4)	(5.5)	(13.8)	(18.1)
Income (Loss) from Continuing Operations Before Income Taxes	$3.2	$(50.8)	$4.9	$(43.7)
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
21.    LONG-LIVED ASSETS HELD FOR SALE OR DISPOSED OF
The following represents disclosures for long-lived assets (disposal groups) that either have been disposed of or were classified as held for sale during the periods presented.
Port Allen solar power facility asset sale
As described in Item 2 of the Company's 2019 Form 10-K, the Company, through its wholly-owned subsidiary, McBryde Resources, Inc., has produced renewable energy through hydroelectric and solar power facilities on Kauai. Energy generated from these hydroelectric and solar power facilities has been used for A&B-related operations or sold to Kauai Island Utility Cooperative. Such activities are included and reported in the Land Operations segment.
In connection with its strategy to simplify its business, during the quarter ended September 30, 2020, the Company executed a purchase and sale agreement and consummated the sale of assets related to its solar power facility in Port Allen on Kauai for purchase consideration (measured at the date of disposal) of approximately $17.1 million. As a result, the Company derecognized the carrying value of the net assets of the disposal group and recorded a gain on disposal of approximately $8.9 million which is included in Gain (loss) on disposal of non-core assets, net in the condensed consolidated statements of operations. The disposal was not considered individually significant and does not qualify for presentation and disclosure as a discontinued operation.
GP/RM Prestress, LLC ("GPRM") sale of subsidiary
As described in Note 1 to the consolidated financial statements in the Company's 2019 Form 10-K, as of December 31, 2019, the Company owned a 51% interest in GPRM, a provider of precast/prestressed concrete products and services, which the Company consolidated due to holding a controlling financial interest through its majority voting interests and reported as part of the M&C segment. Subsequent to the quarter ended March 31, 2020, GPRM met the criteria to be classified as held for sale. As a result, in the quarter ended June 30, 2020, the Company recorded a write-down of $5.6 million (based on fair value less cost to sell) related to the disposal group which was included in Impairment of assets related to Materials & Construction in the condensed consolidated statements of operations.

On June 29, 2020, the Company consummated the sale of its 51% ownership interest in GPRM to an unrelated third-party through an LLC interest purchase agreement in exchange for cash proceeds received/to be received of approximately $5.0 million. In connection with the consummation of the disposal of GPRM, the Company recorded an entry to deconsolidate the carrying amounts of the GPRM disposal group and recognized a net loss of $0.1 million, which was included in Gain (loss) on disposal of non-core assets, net in the condensed consolidated statements of operations.
The GPRM disposal was not considered individually significant and does not qualify for presentation and disclosure as a discontinued operation. Subsequent to the disposal of GPRM, the Company's goodwill balance was $10.5 million and $15.4 million as of September 30, 2020 and December 31, 2019, respectively, of which $8.7 million relates to the Commercial Real Estate segment and the remainder relates to a separate reporting unit within the M&C segment, GP Roadway Solutions, Inc.
22.    SUBSEQUENT EVENTS
As described in Note 6 to the consolidated financial statements in the Company's 2019 Form 10-K, the GLP Asphalt revolving credit facility had a maturity date of October 5, 2020. Subsequent to September 30, 2020, the GLP Asphalt revolving credit facility maturity was extended to January 26, 2021.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. ("A&B" or the "Company") and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K") filed with the U.S. Securities and Exchange Commission ("SEC").
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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three and nine months ended September 30, 2020.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment.
•Liquidity and Capital Resources: This section provides a discussion of the Company's financial condition and an analysis of the Company’s cash flows for the nine months ended September 30, 2020 and 2019, as well as a discussion of the Company's ability to fund its future commitments and ongoing operating activities through internal and external sources of capital.
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
Reportable segments
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
•Land Operations involves the monetization and management of the Company's landholdings and land-related assets, pursuant to which primary activities of the segment include the following: planning and entitlement of real property to facilitate sales; selling undeveloped land; and other operationally-diverse legacy business activities to employ its landholdings at their highest and best use. Financial results from this segment are principally derived from real estate development sales, land parcel sales, income/loss from real estate joint ventures, renewable energy, trucking services and other legacy business activities.
•Materials & Construction ("M&C") operates as Hawai‘i's largest asphalt paving contractor and is one of the state's largest natural materials and infrastructure construction companies. Such activities are primarily conducted through the Company's wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i.
Simplification strategy
As a result of its conversion to a REIT and consequent de-emphasis of non-REIT operating businesses, the Company has established a strategy to simplify its business, which includes ongoing efforts to accelerate the monetization of land and related assets and also includes evaluating strategic options for the eventual monetization of some or all of its Materials & Construction businesses.
While the Company continues to evaluate options for the Grace Pacific paving business, at the close of the quarter ended June 30, 2020, the Company consummated the sale of one of Grace Pacific's subsidiary operations, GP/RM Prestress, LLC ("GPRM"), a provider of precast/prestressed concrete products and services (which the Company historically consolidated through the disposal date due to holding a controlling financial interest through its majority voting interests). In connection with this sale and disposal, the Company recognized a write-down of $5.6 million (based on fair value less cost to sell) related to GPRM which was included in Impairment of assets related to Materials & Construction in the condensed consolidated statements of operations in the nine months ended September 30, 2020.
Related to the Land Operations segment, during the quarter ended September 30, 2020, the Company executed a purchase and sale agreement and consummated the sale of assets related to its solar power facility in Port Allen on Kauai for purchase consideration (measured at the date of disposal) of approximately $17.1 million. In connection with the sale, the Company recorded a gain on disposal of approximately $8.9 million which was included in Gain (loss) on disposal of non-core assets, net in the condensed consolidated statements of operations.
Moreover, related to its unconsolidated equity method investments in joint venture development projects at Kukui‘ula, the Company continues its evaluation of opportunities to monetize these investments or, in conjunction with the joint venture partners, its evaluation of a range of alternative strategies to accelerate the monetization of the land in the joint venture projects. Any potential transaction related to either the investments or the assets within the joint venture projects would be dependent upon a number of external factors that may be beyond the Company's and/or joint venture projects' control, including, among other factors, market conditions, industry trends and the interest of third parties in the Kukui‘ula development projects. Accordingly, there can be no assurance that any of the options evaluated will be pursued or completed. Further, there can be no assurance that the outcome of the evaluation of strategic alternatives or any potential transaction will result in the Company being able to maintain the carrying value of the Kukui‘ula joint venture development projects.
Coronavirus outbreak
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has adversely impacted the global economy and has contributed to significant volatility in financial markets. Considerable uncertainty surrounds COVID-19 and its effects on the population, as well as the effectiveness of any responses taken by government authorities. The pandemic resulted in a significant decline in Hawai‘i tourism and increase in business closures during the three and nine months ended September 30, 2020; it has significantly impacted the Company's business due largely to the extreme hardships facing its retail tenants. The ultimate extent of the impact that the COVID-19 pandemic will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the duration and spread of the outbreak, the severity of economic disruptions and resulting impact on economic growth/recession, the response by all levels of government in their efforts to contain the outbreak and to mitigate the economic disruptions, the impact on travel and tourism behavior and the impact on consumer confidence and spending, all of which are highly uncertain and cannot be reasonably predicted.
As of October 23, 2020, all of the Company's properties within its CRE portfolio remain open and the Company has estimated that approximately 95% of its tenants (based on total lease billings in October 2020) remain open and operating in some capacity. Further as of this date, the CRE portfolio tenants have paid approximately 81% of their third quarter billings and 75% of their October lease billings (which includes base rents and recoveries from tenants). Within this population, the Company's grocer tenants (designated as essential businesses and located within its grocery-anchored neighborhood shopping centers), have paid approximately 90% of their third quarter billings and approximately 85% of their October lease billings.
As a result of COVID-19, certain tenants experiencing economic difficulties have sought and may continue to seek current and future rent relief, which may be provided in the form of rent deferrals or other relief modifications that result in changes to fixed contractual lease payments for specific months, among other possible arrangements.
During the quarter ended June 30, 2020, rent assistance provided to certain tenants primarily consisted of rent deferrals which varied in terms of months covered and the repayment period (e.g., on a short-term basis to be repaid over the second half of 2020 or on a long-term basis to be repaid over 2021). During the quarter ended September 30, 2020, rent assistance arrangements involved additional deferrals as well as other relief modifications, including modifying the nature of rent payments from fixed to variable (i.e., variable based on a percentage of the tenant's sales, typically subject to a minimum "floor" amount) or, in some cases, payment forgiveness.
As of September 30, 2020, rent assistance arrangements offered and agreed to with tenants as a result of COVID-19 were as follows (dollars in millions):

	Number of tenants	Total impacted lease billings
Rent deferrals	199	$4.5
Other relief modifications[1]	81	$2.6

[1] Certain tenants that were provided other relief modifications may have also been subject to rent deferrals.

Additionally, during the three and nine months ended September 30, 2020, the Company projected a higher amount of uncollectable tenant billings due to COVID-19. The reductions in revenue the Company recorded as a result of such assessments were as follows (in millions):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Impact to billed accounts receivable	$4.0	$8.4
Impact to straight-line lease receivables	1.6	3.8
Total revenue reductions - tenant collectability assessments	5.6	12.2
Provision for allowance for doubtful accounts[1]	0.7	3.4
Total revenue reductions	$6.3	$15.6

[1] Related to other impacted operating lease receivables.

The Company’s financial results for the three and nine months ended September 30, 2020 have been significantly impacted by the COVID-19 pandemic resulting in reductions in operating profit and its non-GAAP performance measures. As such, the comparability of the Company’s results of operations for the three and nine months ended September 30, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

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

Consolidated - Third quarter of 2020 compared with 2019

(amounts in millions, except percentage data and per share data; unaudited)	Three Months Ended September 30,
	2020	2019	$ Change	Change
Operating revenue	$77.8	$89.1	$(11.3)	(12.7)%
Cost of operations	(66.6)	(71.7)	5.1	(7.1)%
Selling, general and administrative	(11.7)	(13.3)	1.6	(12.0)%
Impairment of assets related to Materials & Construction	—	(49.7)	49.7	NM
Gain (loss) on disposal of assets, net	9.0	—	9.0	NM
Operating income (loss)	8.5	(45.6)	54.1	(118.6)%
Income (loss) related to joint ventures	2.2	2.4	(0.2)	(8.3)%
Interest and other income (expense), net	(0.4)	0.6	(1.0)	(166.7)%
Interest expense	(7.1)	(8.2)	1.1	(13.4)%
Income (loss) from continuing operations	3.2	(50.8)	54.0	(106.3)%
Discontinued operations (net of income taxes)	—	(0.1)	0.1	(100.0)%
Net income (loss)	3.2	(50.9)	54.1	(106.3)%
(Income) loss attributable to noncontrolling interest	(0.2)	1.1	(1.3)	(118.2)%
Net income (loss) attributable to A&B	$3.0	$(49.8)	$52.8	(106.0)%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.04	$(0.69)	$0.73	(105.8)%
Basic earnings (loss) per share - discontinued operations	—	—	—	NM
Net income (loss) available to A&B shareholders	$0.04	$(0.69)	$0.73	(105.8)%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.04	$(0.69)	$0.73	(105.8)%
Diluted earnings (loss) per share - discontinued operations	—	—	—	NM
Net income (loss) available to A&B shareholders	$0.04	$(0.69)	$0.73	(105.8)%

Continuing operations available to A&B common shareholders	$3.0	$(49.7)	$52.7	(106.0)%
Discontinued operations available to A&B common shareholders	—	(0.1)	0.1	(100.0)%
Net income (loss) available to A&B common shareholders	$3.0	$(49.8)	$52.8	(106.0)%

Funds From Operations ("FFO")[1]	$12.5	$(40.0)	$52.5	(131.3)%
Core FFO[1]	$11.6	$18.5	$(6.9)	(37.3)%

FFO per diluted share	$0.17	$(0.55)	$0.72	(130.9)%
Core FFO per diluted share	$0.16	$0.25	$(0.09)	(36.0)%
Weighted average diluted shares outstanding (FFO/Core FFO)	72.4	72.6
1 Refer to page 42 for definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
The causes of material changes in the condensed consolidated statements of operations for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the third quarter ended September 30, 2020 decreased 12.7%, or $11.3 million, to $77.8 million, primarily due to lower revenue from each of the Commercial Real Estate, Land Operations and Materials & Construction segments.

Cost of operations for the third quarter ended September 30, 2020 decreased 7.1% or $5.1 million, to $66.6 million, primarily due to decreases in costs incurred by the Materials & Construction and Commercial Real Estate segment partially offset by an increase in costs incurred by the Land Operations segment.
Selling, general and administrative for the third quarter ended September 30, 2020 decreased 12.0%, or $1.6 million, to $11.7 million, primarily due to lower corporate overhead costs, as well as lower costs incurred in each of the Commercial Real Estate, Land Operations and Materials & Construction segments. Such cost reductions were due primarily to lower personnel-related costs.
Impairment of assets related to Materials & Construction of $49.7 million for the third quarter ended September 30, 2019 was driven by a non-cash impairment to the carrying value of the Company's goodwill balance. There was no such impairment in the current quarter.
Gain (loss) on disposal of assets, net of $9.0 million for the third quarter ended September 30, 2019 was due primarily to the gain of $8.9 million resulting from the sale of the Company's solar power facility in Port Allen on Kauai.

Consolidated - First nine months of 2020 compared with 2019

(amounts in millions, except percentage data and per share data; unaudited)	Nine Months Ended September 30,
	2020		2019	$ Change	Change
Operating revenue	$232.5		$327.6	$(95.1)	(29.0)%
Cost of operations	(179.0)		(260.0)	81.0	(31.2)%
Selling, general and administrative	(34.5)		(45.1)	10.6	(23.5)%
Impairment of assets related to Materials & Construction	(5.6)		(49.7)	44.1	NM
Gain (loss) on disposal of assets, net	9.5		—	9.5	NM
Operating income (loss)	22.9		(27.2)	50.1	(184.2)%
Income (loss) related to joint ventures	5.3		6.1	(0.8)	(13.1)%
Interest and other income (expense), net	(0.6)		2.8	(3.4)	(121.4)%
Interest expense	(22.7)		(25.4)	2.7	(10.6)%
Income tax benefit (expense)	—		1.1	(1.1)	(100.0)%
Income (loss) from continuing operations	4.9		(42.6)	47.5	(111.5)%
Discontinued operations (net of income taxes)	(0.8)		(0.8)	—	—%
Net income (loss)	4.1		(43.4)	47.5	(109.4)%
(Income) loss attributable to noncontrolling interest	0.4		1.8	(1.4)	(77.8)%
Net income (loss) attributable to A&B	$4.5		$(41.6)	$46.1	(110.8)%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.07		$(0.57)	$0.64	(112.3)%
Basic earnings (loss) per share - discontinued operations	(0.01)		(0.01)	—	—%
Net income (loss) available to A&B shareholders	$0.06		$(0.58)	$0.64	(110.3)%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.07		$(0.57)	$0.64	(112.3)%
Diluted earnings (loss) per share - discontinued operations	(0.01)		(0.01)	—	—%
Net income (loss) available to A&B shareholders	$0.06		$(0.58)	$0.64	(110.3)%

Continuing operations available to A&B common shareholders	$5.3		$(40.8)	$46.1	(113.0)%
Discontinued operations available to A&B common shareholders	(0.8)		(0.8)	—	—%
Net income (loss) available to A&B common shareholders	$4.5		$(41.6)	$46.1	(110.8)%

Funds From Operations ("FFO")[1]	$34.3		$(15.3)	$49.6	(324.2)%
Core FFO[1]	$43.0		$46.6	$(3.6)	(7.7)%

FFO per diluted share	$0.47	$—	$(0.21)	$0.68	(323.8)%
Core FFO per diluted share	$0.59	$—	$0.64	$(0.05)	(7.8)%
Weighted average diluted shares outstanding (FFO/Core FFO)	72.4	—	72.2
1 Refer to page 42 for definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
The causes of material changes in the condensed consolidated statements of operations for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the nine months ended September 30, 2020 decreased 29.0%, or $95.1 million, to $232.5 million, primarily due to lower revenue from each of the Land Operations, Materials & Construction and Commercial Real Estate segments.

Cost of operations for the nine months ended September 30, 2020 decreased 31.2% or $81.0 million, to $179.0 million, primarily due to decreases in costs incurred by each of the Land Operations and Materials & Construction segments partially offset by an increase in costs incurred by the Commercial Real Estate segment.
Selling, general and administrative for the nine months ended September 30, 2020 decreased 23.5%, or $10.6 million, to $34.5 million, primarily due to lower corporate overhead costs, as well as lower costs incurred in the Materials & Construction and CRE segments. Corporate overhead costs decreased from the prior period primarily due to lower personnel-related costs.
Impairment of assets related to Materials & Construction of $5.6 million for the nine months ended September 30, 2020 was related to the sale and disposal of GPRM at the close of the quarter ended June 30, 2020 as described above.
Gain (loss) on disposal of assets, net of $9.0 million for the nine months ended September 30, 2020 was primarily driven by the consummation of the sale of assets related to the Company's solar power facility in Port Allen on Kauai.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT
Commercial Real Estate
Financial Results - Third quarter of 2020 compared with 2019
Operating results for the third quarter ended September 30, 2020, as compared to the third quarter ended September 30, 2019, were as follows:

(amounts in millions, except percentage data and acres; unaudited)	Three Months Ended September 30,
	2020	2019	$ Change	Change
Commercial Real Estate operating revenue	$35.7	$42.7	$(7.0)	(16.4)%
Commercial Real Estate operating costs and expenses	(23.5)	(23.8)	0.3	(1.3)%
Selling, general and administrative	(1.7)	(2.3)	0.6	(26.1)%
Intersegment operating revenue, net[1]	0.5	0.7	(0.2)	(28.6)%
Interest and other income (expense), net	—	0.7	(0.7)	(100.0)%
Commercial Real Estate operating profit (loss)	$11.0	$18.0	$(7.0)	(38.9)%
Operating profit (loss) margin	30.8%	42.2%

Net Operating Income ("NOI")[2]	$21.6	$27.2

Same-Store Net Operating Income ("Same-Store NOI")[2]	$18.7	$23.1
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9
Ground leases (acres at end of period)	153.7	154.0
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 42 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue decreased 16.4% or $7.0 million, to $35.7 million for the third quarter ended September 30, 2020, as compared to the third quarter ended September 30, 2019. Operating profit decreased 38.9%, or $7.0 million, to $11.0 million for the third quarter ended September 30, 2020, as compared to the third quarter ended September 30, 2019. The decrease in operating revenue and operating profit from the prior year is primarily driven by charges recorded related to the collectability of tenant billings as a result of COVID-19, as well as the impact of other relief modifications and other adjustments provided in the period. During the three months ended September 30, 2020, the Company recorded reductions in revenue of $5.6 million related to accounts receivable and unbilled straight-line lease receivables for tenants whose future payment of amounts due under leases was no longer considered probable; $2.6 million related to the impact of other relief modifications (e.g., rent forgiveness) and other adjustments provided in the period; and $0.7 million related to the allowance for doubtful accounts for other impacted operating lease receivables. Selling, general and administrative expenses decreased $0.6 million from the prior year's quarter primarily driven by lower personnel cost.
Commercial Real Estate interest and other income (expense), net from the prior year was primarily driven by miscellaneous other income recognized in settlements and release of liabilities related to tenants at Ho‘okele Shopping Center and The Shops at Kukui‘ula. There were no such amounts in the current year.

Financial Results - First nine months of 2020 compared with 2019
Operating results for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, were as follows:

	Nine Months Ended September 30,
(amounts in millions, except percentage data; unaudited)	2020	2019	$ Change	Change
Commercial Real Estate operating revenue	$113.1	$118.6	$(5.5)	(4.6)%
Commercial Real Estate operating costs and expenses	(71.8)	(64.3)	(7.5)	11.7%
Selling, general and administrative	(5.6)	(7.8)	2.2	(28.2)%
Intersegment operating revenue, net[1]	1.9	1.9	—	—%
Interest and other income (expense), net	0.3	2.2	(1.9)	(86.4)%
Commercial Real Estate operating profit (loss)	$37.9	$50.6	$(12.7)	(25.1)%
Operating profit (loss) margin	33.5%	42.7%

Net Operating Income ("NOI")[2]	$72.7	$76.8

Same-Store Net Operating Income ("Same-Store NOI")[2]	$62.1	$69.3
1 Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
2 Refer to page 42 for a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures.
Commercial Real Estate operating revenue decreased 4.6% or $5.5 million, to $113.1 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Operating profit decreased 25.1%, or $12.7 million, to $37.9 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease in each of Commercial Real Estate operating revenue and operating profit for the nine months ended September 30, 2020 reflects revenue charges of $15.6 million related to the collectability of tenant billings that the Company recorded during the nine months ended September 30, 2020 due primarily to COVID-19, as well as the impact of other relief modifications (e.g., rent forgiveness) and other adjustments provided in the period of $2.6 million (described above). Such impacts were partially offset by the impacts of properties acquired in the first half of 2019 and redevelopment/new development projects commencing operations. Such impacts also drove the increase in operating costs and expenses of 11.7% or $7.5 million to $71.8 million for the nine months ended September 30, 2020. Selling, general and administrative expenses decreased $2.2 million from the prior year primarily driven by lower personnel cost.
Commercial Real Estate interest and other income (expense), net from the prior year was primarily driven by interest income earned on §1031 exchange funds from the sale of agricultural land on Maui in 2018 (which were utilized as of the end of the quarter ended June 30, 2019).
Commercial Real Estate Portfolio Acquisitions and Dispositions
There were no acquisitions of CRE improved properties or ground lease interests in land during the three or nine months ended September 30, 2020.
During the nine months ended September 30, 2020, the Company made the following dispositions within one of its commercial real estate properties under a purchase option held and executed by the then-current tenant as follows (dollars in millions):

Dispositions
Property	Location	Date (Month/Year)	Sales Price	GLA (SF)
The Collection (Suites 2 & 3)	Oahu, HI	2/20	$6.0	6,100

Leasing Activity
During the third quarter ended September 30, 2020, the Company signed 16 new leases and 54 renewal leases, covering 174,700 square feet of GLA. The 16 new leases comprise 26,400 square feet with an average annual base rent of $21.84 per square foot. Of the signed 16 new leases, three leases with total GLA of 2,900 square feet were considered comparable (i.e., leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these three leases, resulted in a 24.5% average base rent decrease over comparable expiring leases. The 54 renewal leases comprise 148,300 square feet with an average annual base rent of $35.17 per square foot. Of the signed 54 renewal leases, 20 were considered comparable and resulted in a 6.8% average base rent increase over comparable expiring leases.
Leasing activity summarized by property type for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Leases	GLA	ABR/SF	Rent Spread[1]	Leases	GLA	ABR/SF	Rent Spread[1]
Retail	51	114,773	$43.11	(3.1)%	102	302,842	$33.49	4.2%
Industrial	18	58,934	$13.86	12.3%	44	225,398	$14.30	11.3%
Office	1	1,001	$26.99	3.0%	9	23,457	$35.36	1.6%

1Rent spread is calculated for comparable leases, a subset of the total population of leases for the period presented (described above).
Occupancy
Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial portfolio's occupancy – and occupancy percentage for a category of properties that were owned and operated for the entirety of the prior calendar year ("Same-Store" as more fully described below) – summarized by property type as of September 30, 2020 and 2019 was as follows:

Occupancy
	As of	As of	Percentage Point Change
	September 30, 2020	September 30, 2019
Retail	91.5%	94.9%	(3.4)
Industrial	97.8%	95.4%	2.4
Office	92.3%	92.6%	(0.3)
Total Improved Portfolio	93.5%	95.0%	(1.5)

Same-Store Occupancy
	As of	As of	Percentage Point Change
	September 30, 2020	September 30, 2019
Retail	94.0%	95.1%	(1.1)
Industrial	97.6%	95.0%	2.6
Office	92.3%	92.6%	(0.3)
Total Improved Portfolio	95.1%	95.0%	0.1

Land Operations
Financial Results - Third quarter of 2020 compared with 2019

	Three Months Ended September 30,
(amounts in millions; unaudited)	2020	2019
Development sales revenue	$2.0	$0.8
Unimproved/other property sales revenue	—	1.5
Other operating revenue[1]	5.7	6.2
Total Land Operations operating revenue	7.7	8.5
Land Operations operating costs and expenses	(13.0)	(5.9)
Selling, general and administrative	(1.2)	(1.5)
Gain (loss) on disposal of assets, net	8.9	—
Earnings (loss) from joint ventures	1.3	1.9
Interest and other income (expense), net	(0.3)	(0.2)
Total Land Operations operating profit (loss)	$3.4	$2.8
1 Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
Third quarter of 2020: Land Operations revenue during the quarter ended September 30, 2020 was $7.7 million and included the sales of two development parcels at Maui Business Park II. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (e.g., trucking service, renewable energy and diversified agribusiness operations). Land Operations operating costs and expenses of $13.0 million included a charge of $6.7M related to the estimated costs of probable remediation work for reservoirs on Kauai.
Further, as noted above, during the quarter ended September 30, 2020, the Company executed a purchase and sale agreement and consummated the sale of assets related to its solar power facility in Port Allen on Kauai for purchase consideration (measured at the date of disposal) of approximately $17.1 million. In connection with the sale, the Company recorded a gain on disposal of approximately $8.9 million.
Land Operations operating profit of $3.4 million during the third quarter ended September 30, 2020 was due primarily to the impact of these aforementioned events (including margins realized for the sales activity), as well as profits generated from the operations of the segment's other legacy business activities.
Third quarter of 2019: Land Operations revenue was $8.5 million and included the impact of sales of 0.5 acres at Maui Business Park II and a 1-acre unimproved parcel on the island of Kauai. Revenue also included other operating revenues related to the Company's trucking service, renewable energy, and diversified agribusiness operations.
Land Operations operating profit of $2.8 million during the third quarter ended September 30, 2019 was composed of the margins on the Maui Business Park II development lot and Kauai unimproved property, as well as income from the operations of the Company's trucking service and renewable energy business. The Land Operations segment results also included $0.2 million of other net expense primarily consisting of other pension expense.

Financial Results - First nine months of 2020 compared with 2019

	Nine Months Ended September 30,
(amounts in millions; unaudited)	2020	2019
Development sales revenue	$7.9	$31.2
Unimproved/other property sales revenue	3.7	32.4
Other operating revenue[1]	17.4	18.8
Total Land Operations operating revenue	29.0	82.4
Land Operations operating costs and expenses	(24.0)	(68.5)
Selling, general and administrative	(3.6)	(4.1)
Gain (loss) on disposal of assets, net	8.9	—
Earnings (loss) from joint ventures	3.6	5.3
Interest and other income (expense), net	(0.8)	0.8
Total Land Operations operating profit (loss)	$13.1	$15.9
1 Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
First nine months of 2020: Land Operations revenue during the nine months ended September 30, 2020 was $29.0 million and included the sales of development parcels at Maui Business Park II and unimproved land sales on the island of Kauai and Maui. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (e.g., trucking service, renewable energy, and diversified agribusiness operations).
Land Operations operating profit of $13.1 million during the nine months ended September 30, 2020 was composed of the margins on the sales noted above, as well as profits generated from the operations of the segment's other legacy business activities. Other primary drivers of operating profit during the nine months ended September 30, 2020 included the gain of $8.9 million realized on the sale of the Company's solar power facility in Port Allen during the third quarter, a charge of $6.7M related to the estimated costs of probable remediation work for reservoirs on Kauai, as well as the impact of a favorable resolution of certain contingent liabilities during the nine months ended September 30, 2020 related to the sale of agricultural land on Maui in 2018.
First nine months of 2019: Land Operations revenue was $82.4 million and included the impact of the sales of 42 acres of land and related improvements in Wailea, the remaining 44 units in Increment 1 of the Kamalani planned community, two Kahala lots, approximately 800 acres of agricultural land on Maui, two Maui Business Park lots and a 1-acre parcel on the island of Kauai. Revenue also included other operating revenue related to the Company's trucking service, renewable energy, and diversified agribusiness operations. Operating profit for the nine months ended September 30, 2019 of $15.9 million was primarily driven by the sales of land and related improvements mentioned above and also included real estate development joint venture earnings of $5.3 million, a gain of $2.6 million related to the sale of 50% interest in EMI and $2.2 million in pension related expenses
Known Trends, Events and Uncertainties
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

Materials & Construction
Financial Results - Third quarter of 2020 compared with 2019

(dollars in millions, tons delivered in thousands; unaudited)	Three Months Ended September 30,
	2020	2019	$ Change	Change
Materials & Construction
Operating revenue	$34.4	$37.9	$(3.5)	(9.2)%
Operating costs and expenses	(30.2)	(42.0)	11.8	(28.1)%
Selling, general and administrative	(3.6)	(4.1)	0.5	(12.2)%
Intersegment operating charges, net[1]	(0.3)	(0.6)	0.3	(50.0)%
Impairment of assets	—	(49.7)	49.7	(100.0)%
Gain (loss) on disposal of assets, net	0.1	—	0.1	NM
Income (loss) related to joint ventures	0.8	0.5	0.3	60.0%
Interest and other income (expense), net	0.1	0.1	—	—%
Materials & Construction operating profit (loss)	$1.3	$(57.9)	$59.2	(102.2)%
Operating margin percentage	3.8%	(152.8)%
Depreciation and amortization	$2.7	$2.7	$—	—%
Aggregate tons delivered	176.6	209.9	(33.3)	(15.9)%
Asphalt tons delivered	51.3	68.3	(17.0)	(24.9)%
Backlog at period end[2]	$114.0	$93.9	$20.1	21.4%
1 Intersegment operating charges, net for Materials & Construction is primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
2 Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. As of September 30, 2020 and 2019, these amounts include $57.4 million and $21.0 million of opportunity backlog consisting of government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory at the time of this disclosure. Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts. Maui Paving's backlog at September 30, 2020 and 2019 was $7.3 million and $7.2 million, respectively.

Materials & Construction revenue was $34.4 million for the third quarter ended September 30, 2020, compared to $37.9 million for the third quarter ended September 30, 2019. Operating profit was $1.3 million for the third quarter ended September 30, 2020, compared to operating loss of $57.9 million for the third quarter ended September 30, 2019. During the quarter ended September 30, 2020, the segment operating profit was primarily driven by improved results from Grace paving and quarry operations during the third quarter ended September 30, 2020. During the quarter ended September 30, 2019, the segment operating loss was primarily driven by the $49.7 million non-cash impairment to the carrying value of the Company's goodwill balance.
Backlog at September 30, 2020 was $114.0 million (as a result of the disposal of GPRM at the end of the second quarter ended June 30, 2020, this metric excludes backlog related to GPRM). On a comparable basis (i.e., adjusted to exclude GPRM backlog of $24.5 million as of September 30, 2019), backlog increased from $93.9 million at September 30, 2019. The increase in backlog was primarily driven by an increase in the amount of marketed bid opportunities and an improvement in the rate of bids won by the Company.
Related to the calculation of the backlog metric, as noted in prior periods, certain agencies award "maintenance contracts" under which a contractor can secure all paving work within a certain geographic area, but jobs are not identified in advance (and, therefore, will not meet the requirement for inclusion in backlog). Under this maintenance contract system, during the nine months ended September 30, 2020, the Company also secured significant maintenance contract awards, including the Oahu State Pavement Preservation maintenance contracts for the entire island of Oahu. Procedurally, the Company must receive specific work orders that would meet the definition of backlog and provide actionable scopes of work, including quantities, location, materials and project economics.

Financial Results - First nine months of 2020 compared with 2019

(dollars in millions, tons delivered in thousands; unaudited)	Nine Months Ended September 30,
	2020	2019	$ Change	Change
Materials & Construction
Operating revenue	$90.4	$126.6	$(36.2)	(28.6)%
Operating costs and expenses	(83.4)	(127.2)	43.8	(34.4)%
Selling, general and administrative	(12.0)	(15.8)	3.8	(24.1)%
Intersegment operating charges, net[1]	(1.6)	(1.5)	(0.1)	6.7%
Impairment of assets	(5.6)	(49.7)	44.1	(88.7)%
Gain (loss) on disposal of assets, net	0.1	—	0.1	NM
Income (loss) related to joint ventures	1.7	0.8	0.9	112.5%
Interest and other income (expense), net	0.3	0.1	0.2	200.0%
Materials & Construction operating profit (loss)	$(10.1)	$(66.7)	$56.6	(84.9)%
Operating margin percentage	(11.2)%	(52.7)%
Depreciation and amortization	$8.2	$8.5	$(0.3)	(3.5)%
Aggregate tons delivered	485.0	620.5	(135.5)	(21.8)%
Asphalt tons delivered	123.7	238.0	(114.3)	(48.0)%
1 Intersegment operating charges, net for Materials & Construction is primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.

Materials & Construction revenue was $90.4 million for the nine months ended September 30, 2020, compared to $126.6 million for the nine months ended September 30, 2019. Operating loss was $10.1 million for the nine months ended September 30, 2020, compared to operating loss of $66.7 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the segment operating loss was primarily driven by the write-down of $5.6 million (based on fair value less cost to sell) related to GPRM that was recorded in advance of the sale and disposal consummated at the close of the quarter ended June 30, 2020. During the nine months ended September 30, 2019, the segment operating loss of $66.7 million was primarily driven by the $49.7 million non-cash impairment to the carrying value of the Company's goodwill balance.
The remaining operating loss during the nine months ended September 30, 2020 was due primarily to the impact of low paving volumes due in part to government agency-imposed delays and the impact of COVID-19 (including travel restrictions and resource availability for projects on neighbor islands) during the second quarter; these losses were only partially offset by the operating profit generated in the third quarter (described above). The Company is continuing to monitor the performance of the M&C segment in the context of the COVID-19 pandemic. However, based on the inherent uncertainty in the general economic environment, there can be no assurance that the carrying values associated with the long-lived assets and goodwill will be recoverable and impairments on such long-lived assets and goodwill may be required.
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

The Company believes that, subject to the following limitations, FFO provides a supplemental measure to net income (calculated in accordance with GAAP) for comparing its performance and operations to those of other REITs. FFO does not represent an alternative to net income calculated in accordance with GAAP. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. The Company presents different forms of FFO:
•"Core FFO" represents a non-GAAP measure relevant to the operating performance of the Company's commercial real estate business (i.e., its core business). Core FFO is calculated by adjusting CRE operating profit to exclude items noted above (i.e., depreciation and amortization related to real estate included in CRE operating profit) and to make further adjustments to include expenses not included in CRE operating profit but that are necessary to accurately reflect the operating performance of its core business (i.e., corporate expenses and interest expense attributable to this core business). The Company believes such adjustments facilitate the comparable measurement of the Company's core operating performance over time. The Company believes that Core FFO, which is a supplemental non-GAAP financial measure, provides an additional and useful means to assess and compare the operating performance of REITs.

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
The Company believes that reporting on a Same-Store basis provides investors with additional information regarding the operating performance of comparable assets separate from other factors (such as the effect of developments, redevelopments, acquisitions or dispositions).
To emphasize, the Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies.

Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the three and nine months ended September 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) available to A&B common shareholders	$3.0	$(49.8)	$4.5	$(41.6)
Depreciation and amortization of commercial real estate properties	9.5	9.8	30.3	26.3
Gain on the disposal of commercial real estate properties, net	—	—	(0.5)	—
FFO	$12.5	$(40.0)	$34.3	$(15.3)
Exclude items not related to core business:
Land Operations Operating Profit	(3.4)	(2.8)	(13.1)	(15.9)
Materials & Construction Operating (Profit) Loss	(1.3)	57.9	10.1	66.7
Loss from discontinued operations	—	0.1	0.8	0.8
Income (loss) attributable to noncontrolling interest	0.2	(1.1)	(0.4)	(1.8)
Income tax expense (benefit)	—	—	—	(1.1)
Non-core business interest expense	3.6	4.4	11.3	13.2
Core FFO	$11.6	$18.5	$43.0	$46.6
Reconciliations of Core FFO starting from CRE operating profit for the three and nine months ended September 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
CRE Operating Profit	$11.0	$18.0	$37.9	$50.6
Depreciation and amortization of commercial real estate properties	9.5	9.8	30.3	26.3
Corporate and other expense	(5.4)	(5.5)	(13.8)	(18.1)
Core business interest expense	(3.5)	(3.8)	(11.4)	(12.2)
Core FFO	$11.6	$18.5	$43.0	$46.6
Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three and nine months ended September 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial Real Estate Operating Profit (Loss)	$11.0	$18.0	$37.9	$50.6
Plus: Depreciation and amortization	9.5	9.8	30.3	26.3
Less: Straight-line lease adjustments	0.6	(1.9)	1.1	(4.6)
Less: Favorable/(unfavorable) lease amortization	(0.1)	(0.1)	(0.8)	(1.1)
Plus: Other (income)/expense, net	—	(0.7)	(0.3)	(2.2)
Plus: Selling, general, administrative and other expenses	1.7	2.3	5.6	7.8
Commercial Real Estate NOI	21.6	27.3	72.7	76.7
Less: NOI from acquisitions, dispositions, and other adjustments	(2.9)	(4.2)	(10.6)	(7.4)
Same-Store NOI	$18.7	$23.1	$62.1	$69.3

LIQUIDITY AND CAPITAL RESOURCES
Overview
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
Cash Flows
Cash flows provided by operations were $37.2 million and $104.0 million for the nine months ended September 30, 2020 and 2019, respectively. Cash flows from operating activities for the nine months ended September 30, 2020 were primarily driven by the cash generated from the CRE segment, which represents the Company's core business. Cash flows from the Land Operations segment has decreased as compared to the prior year comparable period due to Land Operations successfully closing out of two development-for-sale projects in 2019 (resulting in a lower volume of comparable development-for-sale projects in the current period).
Cash flows provided by investing activities was $20.5 million for the nine months ended September 30, 2020 as compared to cash flows used in investing activities of $238.3 million for the nine months ended September 30, 2019. The nine months ended September 30, 2020 included cash proceeds from the disposal of property, investments and other assets of $27.1 million (which was primarily driven by the consummation of sales related to the Company's solar power facility in Port Allen on Kauai and also its former GPRM subsidiary described above), cash outlays of $17.7 million related to capital expenditures and cash returns of $11.1 million received from investments in affiliates and other investments as cash distributions. The nine months ended September 30, 2019 included cash outlays of $250.2 million related to capital expenditures which was largely driven by $218.4 million related to the Company's acquisition of five commercial real estate assets.
As it relates to the CRE segment, the Company differentiates capital expenditures as follows:
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods were as follows:

	Nine Months Ended September 30,
(dollars in millions; unaudited)	2020	2019	Change
CRE property acquisitions, development and redevelopment	$8.1	$237.0	(96.6)%
Building/area improvements (Maintenance Capital Expenditures)	3.8	5.7	(33.3)%
Tenant space improvements (Maintenance Capital Expenditures)	2.1	2.6	(19.2)%
Quarrying and paving	2.6	3.6	(27.8)%
Agribusiness and other	1.1	1.3	(15.4)%
Total capital expenditures¹	$17.7	$250.2	(92.9)%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Given the uncertainty around the duration and economic impact of the COVID-19 pandemic, the Company is not able to project capital expenditures in 2020 related to any of its segments. However, for 2020, the Company anticipates activity related to property acquisitions, development and redevelopment will decline over the prior year, and the Company expects building/area improvements and tenant space improvements to be consistent or lower than 2019 expenditures.
Net cash flows provided by financing activities was $44.2 million for the nine months ended September 30, 2020, as compared to net cash used in financing activities for the nine months ended September 30, 2019 of $93.2 million. The change in cash flows from financing activities in 2020 as compared to 2019 was due primarily to the Company drawing $120 million on its credit facility as a safeguard due to uncertainty caused by the COVID-19 pandemic during the first quarter ended March 31, 2020 (offset by the subsequent election to repay $50 million in the second quarter ended June 30, 2020).
Other Sources of Liquidity
In addition to cash and cash equivalents of $117.1 million as of September 30, 2020, other sources of liquidity for the Company include trade receivables, contracts retention, and inventories (excluding parts, materials and supplies), totaling $76.2 million at September 30, 2020. Further, the Company's revolving credit and term facilities provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. With respect to the revolving credit facility, as of September 30, 2020, the Company had $181.0 million of borrowings outstanding, $1.1 million letters of credit issued against and $267.9 million of available capacity on such revolving credit facility.
Known Trends, Events and Uncertainties
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
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of September 30, 2020. However, as a result of the various uncertainties and factors surrounding COVID-19, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition. The Company intends to closely monitor the impact of COVID-19 on its business and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance.
As of September 30, 2020, the Company had $14.5 million of future payments related to notes payable and other debt maturing/coming due in the next twelve months (based on the filing date of this report) and $14.7 million of future payments related to notes payable and other debt maturing/coming due in 2021.
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

Tax-Deferred Real Estate Exchanges
Sales: During the third quarter ended September 30, 2020, there were no cash proceeds from sales activity that qualified for potential tax-deferral treatment under Internal Revenue Code §1031 or §1033.
Purchases: During the third quarter ended September 30, 2020, there were no acquisitions utilizing proceeds from tax-deferred sales or condemnations.
Proceeds from §1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from §1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2020, there are no cash proceeds from tax-deferred sales and approximately $14.3 million from tax-deferred condemnations that had not yet been reinvested.
OTHER MATTERS
Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2020, and herein incorporated by reference, is included in Note 10 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal third quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
On March 21, 2020, the Hawai‘i governor issued a proclamation requiring all persons arriving or returning to the State of Hawai‘i to comply with a mandatory fourteen day (or the duration the individual's presence in the State, if shorter) self-quarantine. Following this order, the governor and mayors of the Hawai‘i counties have issued and continue to issue proclamations and orders in response to the pandemic restricting activities and mandating safe practices and procedures for individuals and businesses. Such proclamations and orders continue to evolve and such restrictions could be in place for an extended period.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2020	340	$12.06	—	—
August 1-31, 2020	—	$—	—	—
September 1-30, 2020	—	$—	—	—
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
95    Mine Safety Disclosure
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

October 30, 2020	By: /s/ Brett A. Brown
Brett A. Brown
Executive Vice President and Chief Financial Officer

October 30, 2020	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President, Chief Accounting Officer and Controller