Form 10-K
period 2020-12-31
Alexander & Baldwin, Inc.
filed 2021-02-26
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of such Common Stock, as of the last business day of the most recently completed second fiscal quarter (June 30, 2020): $1,584,425,974
Number of shares of Common Stock outstanding as of latest practicable date (February 12, 2021): 72,469,682
Documents Incorporated By Reference
Portions of Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders (Part III of Form 10-K)
1

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2020
PART I
ITEM 1. BUSINESS

Business and Strategy
Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. After a long period as a holding company of operationally and geographically diverse business interests and assets, the Company established a strategic intent to become a Hawai‘i-focused commercial real estate company, positioning the Company to create value for both shareholders and the community using its extensive local market knowledge and real estate expertise. To execute this strategy, the Company has endeavored to expand and strengthen its Hawai‘i commercial real estate platform and simplify its business, primarily through monetizing non-core assets and businesses.
As of December 31, 2020, the Company's commercial real estate portfolio resides entirely in Hawai‘i and consists of 22 retail centers, ten industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area ("GLA"), as well as 153.8 acres of land under ground leases. In total (inclusive of its commercial real estate portfolio), the Company owns over 28,000 acres of land in Hawai‘i, primarily conservation- and agriculture-zoned, but also urban-zoned land.
The Company operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:
•Commercial Real Estate ("CRE") - This segment functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); and in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships). The Company's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i citizens. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.
•Land Operations - This segment includes the Company's legacy assets and landholdings that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, income/loss from real estate joint ventures, hydroelectric energy and other legacy business activities.
•Materials & Construction ("M&C") - This segment operates as Hawai‘i's largest asphalt paving contractor and is one of the state's largest natural materials and infrastructure construction companies. Such activities are primarily conducted through its wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i.
Of the Company's total consolidated assets as of December 31, 2020, 73.7% are within the CRE segment, 12.7% are within Land Operations and 10.4% are within Materials & Construction (with the remainder unallocated and used for corporate purposes). Additional information about the Company's business segments is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, included in Part II, Item 7 and Item 8 of this report, respectively.

The Company's strategy is principally focused on:
•Increasing recurring income streams by leveraging several sources of Commercial Real Estate portfolio growth including:
◦Effective leasing and property management;
◦Repositioning and redevelopment of existing assets;
◦Ground-up development of new assets;
◦Acquisitions of new assets using tax-deferred exchange funds from land/property sales; and
◦Acquisitions of new assets using the Company's balance sheet.
•Executing on its simplification strategy which includes:
◦Monetizing development-for-sale pipeline and related investments,
◦Monetizing the Company's other legacy, non-core assets and landholdings; and
◦Exploring the potential monetization of non-core operating businesses in both the Land Operations and Materials & Construction segments.
•Continuing to practice disciplined and prudent financial management and capital allocation to maintain balance sheet strength and financial flexibility.
Key strategic activities and initiatives by segment are discussed below.
Commercial Real Estate strategy
The Company's commercial real estate strategy focuses on Hawai‘i, where it benefits from its broad experience base, deep relationships and strong reputation in the islands. These attributes, and a geographic focus in Hawai‘i, uniquely position the Company to create value through the acquisition, development, redevelopment and management of commercial real estate in the state. The Company believes the Hawai‘i market offers high value opportunities for the Company to pursue attractive growth and position itself for long-term stability given its geographic location, high barriers to entry and lack of commercially-entitled lands (i.e., comparatively low square footage per capita of strip-retail gross leasable area on Oahu). Based on these factors, the Company believes the Hawai‘i retail market compares favorably with other top-tier retail markets in the U.S. Similarly, given the severe shortage of industrial land supply in Hawai‘i, industrial market rents and per-square-foot values generally exceed those achieved in other U.S. markets, making Hawai‘i a high-performing industrial market, despite its geographic isolation. In addition, the Hawai‘i commercial real estate market has been historically supported by the state's tourism industry (fueled by Hawai‘i's unique brand and appeal), as well as consistently high levels of government spending due to Hawai‘i's strategic defense location between the continental U.S. and Asia. Therefore, the Company has strategically concentrated its assets in Hawaii, where management is best able to enhance portfolio performance and create value.
To further enhance asset quality and increase the recurring income stream from its commercial portfolio, the Company intends to:
•Increase income and optimize returns on its commercial portfolio by:
◦Being the landlord of choice by providing desirable locations, quality properties, landlord services and community amenities;
◦Leveraging internal property management and leasing to efficiently manage operations and maximize cash returns over the long term;
◦Executing effective marketing and leasing strategies that attract quality tenants in the marketplace and new tenants to Hawai‘i by leveraging its position as the largest owner of grocery-anchored neighborhood shopping centers in Hawai‘i;
◦Investing in the repositioning and redevelopment of existing assets at an appropriate risk-adjusted return on capital;
◦Developing new commercial properties at an appropriate risk-adjusted return on capital; and

◦Selectively acquiring commercial real estate assets in Hawai‘i markets to optimize the quality and long-term growth rate of the Company's asset base.
•Evaluate other commercial property investment opportunities, such as leased fee assets or other commercial real estate types, when the acquisitions are strategically consistent with the value creation objectives of the Company.
Land Operations strategy
The Company strives to maximize value as it monetizes its legacy, non-core assets and landholdings. For its landholdings designated for current or future urban development and use, the Company explores development of commercial real estate assets for its own portfolio (in response to market demand while meeting community needs) or seeks monetization of such land and related investments (including current for-sale projects) earlier in their development cycle.
The Company also owns land that is not designated for development (e.g., agricultural lands, conservation/watershed lands). Consistent with its simplification strategy, the Company is pursuing monetization of these assets. When timely monetization, in line with its simplification strategy, is not feasible, the Company continues to employ these landholdings at their highest and best use through legacy business activities.
Materials & Construction strategy
Activities in the Materials & Construction segment are primarily conducted through the Company's consolidated subsidiary, Grace Pacific, a diversified and vertically integrated construction materials and hot mix asphalt paving contractor with operations throughout the Hawaiian Islands. Grace Pacific also, through consolidated subsidiaries, offers a variety of related for-sale and for-rent services, including road safety and transportation construction services. Grace Pacific also holds a 50% interest in an unconsolidated affiliate, Maui Paving, LLC ("Maui Paving"), which operates primarily on the island of Maui.
Consistent with its simplification strategy to focus on the growth and expansion of its commercial real estate portfolio in Hawai‘i, the Company intends to pursue the sale of some or all of the Grace Pacific businesses (subject to approval by its board of directors). No timeline has been established for such a sale.
Additional activity in the M&C segment includes the Company's share of the results of operations of an unconsolidated investment, Pohaku Pa‘a LLC ("Pohaku"). Pohaku is composed of two wholly-owned subsidiaries, HC&D, LLC (formerly known as Ameron Hawaii, LLC) and Island Ready-Mix Concrete, Inc. Pohaku, through these wholly-owned subsidiaries, operates rock quarries on the islands of Oahu and Maui and sells a wide range of products that include ready-mix concrete, rock and sand aggregates and cultured stone and related products.
Financing strategy
The Company values a strong balance sheet with levels of debt and repayment schedules that would enable it to protect its ownership of assets through market cycles and to provide capital for opportunities to invest at attractive risk-adjusted returns. Following an increase in debt due to the 2018 REIT special distribution, which was required as a result of the REIT conversion, the Company continues to pursue debt reduction through non-core asset monetization and cash flows from operating activities.
To achieve this desired balance sheet posture, the Company intends to:
•Maintain a disciplined capital allocation strategy with a focus on investments that have attractive risk-adjusted returns relative to the Company’s cost of capital;
•Continue to improve leverage metrics through earnings growth and debt reduction;
•Ensure well-laddered debt maturities and minimize near-term maturing debt;
•Maintain a high proportion of fixed-rate debt and a longer weighted-average maturity; and
•Maintain a large unencumbered portfolio of assets.
Throughout this annual report on Form 10-K, references to "we," "our," "us" and the "Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.

Compliance with Government Regulations
The Company is subject to a number of federal, state and local laws and regulations. The CRE segment must comply with state and local regulations surrounding the brokering of deals and the management of its commercial real estate portfolio. With respect to land development in both its CRE and Land Operations segments, the Company is subject to laws and regulations that affect the land development process, including zoning and permitted land uses which may impact the Company's development costs. Additionally, the Company is subject to various other regulations such as Occupational Safety and Health Administration regulations; Environmental Protection Agency regulations; and state and county permitting requirements related to its other operations. The Materials & Construction segment is additionally subject to Mine Safety and Health Administration regulations.
The Company is also subject to a number of tax regulations that could materially impact its financial condition and results of operations. For example, the Company frequently utilizes §1031 of the Internal Revenue Code of 1986, as amended (the "Code") to obtain tax-deferral treatment when qualifying real estate assets are sold and the resulting proceeds are reinvested in replacement properties within the required time period. This may occur when the Company sells bulk parcels of land in Hawai‘i or commercial properties in Hawai‘i, many of which may have a lower tax basis. Failure to comply with, or a repeal of, or adverse amendment to, §1031 of the Code could impose significant additional costs on the Company in the event of a future transaction with an associated gain.

Human Capital Resources
As of December 31, 2020, the Company and its subsidiaries had 618 regular full-time employees, as compared to 793 regular full-time employees in the prior year. At the end of 2020, the Company's Materials & Construction segment employed 431 regular full-time employees. Approximately 43% of the Company's employees are covered by collective bargaining agreements with unions.

The 16 bargaining unit employees at Kahului Trucking & Storage, Inc. ("KT&S") are covered by a collective bargaining agreement with the International Longshore and Warehouse Union ("ILWU") that expires on March 31, 2021. There are two collective bargaining agreements with 16 A&B Fleet Services employees on the Big Island and Kauai, represented by the ILWU. Both the Kauai and Big Island agreements were set to expire on August 31, 2020 but the Company and the union agreed to a one-year extension to August 31, 2021.
A collective bargaining agreement with the International Union of Operating Engineers AFL-CIO, Local Union 3 (“IUOE”) covers 125 of Grace’s employees, who are primarily classified as heavy-duty equipment operators, paving construction site workers, quarry workers, truck drivers and mechanics. The agreement expires on August 31, 2024.

Collective bargaining agreements with Laborers International Union of North America Local 368 (“Laborers”) cover 101 Grace employees. The traffic and rentals Laborers’ agreement expires on August 31, 2024 and the Laborers' agreement with fence, guardrail and sign installation workers expires on September 30, 2024.

A collective bargaining agreement with the Hawai`i Regional Council of Carpenters, United Brotherhood of Carpenters and Joiners of America, and its Affiliated Local Unions and General Contractors Labor Association and the Building Industry Labor Association of Hawai‘i (“Carpenters”) cover eight Grace employees. The Carpenters agreement expires on August 31, 2024.

The Company is dedicated to supporting its employees, who are all critical in achieving its mission to serve the community and create value for all stakeholders as "Partners for Hawai‘i." The Company seeks to attract, develop and retain experienced employees by supporting them in the pursuit of their personal and professional goals. To support these efforts, the Company offers a competitive compensation and benefits program; provides learning and development opportunities that support the advancement of its employees; enhances the Company's culture by keeping employees engaged while fostering a diverse and inclusive environment; and helps employees give back to their communities.

Compensation and benefits program
The Company's compensation and benefits program is designed to attract, reward and retain talented individuals who possess the skills necessary to support its business objectives, assist in the achievement of strategic goals and create long-term value for its shareholders. The Company provides its employees with competitive total rewards packages that include, in addition to base compensation, meaningful benefits such as health (medical, dental and vision) and life insurance; paid time off; flexible spending reimbursements accounts; a corporate wellness program; gain sharing opportunities; and a 401(k) plan with a generous Company contribution, as well as a Company match. Certain employees also receive annual incentive bonuses, and long-term equity awards tied to the value of the Company's common stock price. The Company believes that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and shareholder interests by incentivizing business and individual performance (i.e., pay for performance), motivating based on long-term company performance and integrating compensation with its business plans.
Learning and development
The Company provides meaningful learning and development opportunities for its employees; it has a wide variety of formal and informal training programs available and provides professional development stipends to be used towards qualified workshops, conferences, forums and classes. The Company also offers tuition reimbursement of up to $40,000 to employees wishing to obtain a qualified higher education degree.
Company culture - engagement, diversity and inclusion
The Company strives to keep its employees engaged by communicating regularly through various channels, including frequent town halls, an employee intranet, employee newsletters and email updates. It also conducts a confidential annual employee survey to better understand employee perspectives on topics including employee experience, workplace culture, employee engagement and the direction and leadership of the Company. Results of the survey are reviewed carefully by senior leadership and have resulted in specific actions, including increased recognition programs and the development of the Company’s vision, mission and values statements.
The Company also believes that an equitable and inclusive environment with diverse teams fosters more creativity and produces more opportunities to create value through its assets, people and relationships and is crucial to its efforts to attract and retain key talent. The Company is focused on building an inclusive culture through a variety of diversity and inclusion initiatives. The Company has employee resource groups that promote diversity and empowerment and also help to build an inclusive culture through company events, participation in its recruitment efforts and input into its hiring strategies.
Community involvement
The Company has a long history of giving back to the community and believes that this commitment helps in its efforts to attract and retain employees. Further, the Company supports its employees' investments in their communities through its matching gifts program (which matches its employees' personal gifts with Company contributions to eligible community non-profit organizations up to a total of $3,000); through its volunteer initiatives (which offers employees paid time off for employee community service, as well as cash grants to such eligible organizations); and through corporate sponsorship of charities supported by its employees.
For more information on human resources initiatives, please see the Company's Corporate Responsibility report which is available at the Company's website address.
Available Information
The Company files reports with the Securities and Exchange Commission (the “SEC”). The reports and other information filed include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and information filed under the Securities Exchange Act of 1934 (the “Exchange Act”).
The SEC maintains a website at www.sec.gov, which contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC.
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

ITEM 1A. RISK FACTORS
The risks described below could materially and adversely affect our shareholders and our results of operations, financial condition, liquidity and cash flows. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K and the Company’s filings with the U.S. Securities and Exchange Commission.
Risk Factors Summary
Our business is subject to numerous risks and uncertainties and an investment in our common stock may involve various risks. Such risks, including, but not limited to, the following summarized risks, should be carefully considered before making an investment in our common stock:
Summary of risks related to REIT status
•Because qualification as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Code"), there can be no assurance that we will remain qualified as a REIT for U.S. federal income tax purposes.
•U.S. federal, state and local legislative, judicial or regulatory tax changes could have an adverse effect on our shareholders and us.
•Complying with the REIT requirements may cause us to sell assets or forgo otherwise attractive investment opportunities.
•We may be required to borrow funds, sell assets or raise equity to satisfy our REIT distribution requirements, which could adversely affect our ability to execute our business plan and grow.
•Our cash distributions are not guaranteed and may fluctuate.
•Certain of our business activities may be subject to corporate level income tax and other taxes, which would reduce our cash flows, and would cause potential deferred and contingent tax liabilities.
•The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.
Summary of risks related to our business
•Changes in economic conditions, particularly in Hawai‘i, may adversely affect our Commercial Real Estate, Land Operations, and Materials & Construction segments.
•The COVID-19 pandemic and measures intended to prevent its spread has had, and could continue to have, a material adverse effect on our business, results of operations, cash flows and financial condition.
•Although we intend to market and sell non-strategic assets, many of the assets are relatively illiquid, and it may not be possible to dispose of such assets in a timely manner or on favorable terms, which could delay our strategic agenda and/or adversely affect our financial condition, operating results and cash flows.
•We may face potential difficulties in obtaining operating and development capital.
•We may raise additional capital in the future on terms that are more stringent to us, which could provide holders of new issuances rights, preferences and privileges that are senior to those currently held by our common stockholders, or that could result in dilution of common stock ownership.
•Failure to comply with certain restrictive financial covenants contained in our credit facilities could impose restrictions on our business segments, capital availability or the ability to pursue other activities.
•An increase in fuel prices may adversely affect our operating environment and costs.
•Noncompliance with, or changes to, federal, state or local law or regulations may adversely affect our business.

•Work stoppages or other labor disruptions by our unionized employees or those of other companies in related industries, may increase operating costs or adversely affect our ability to conduct business.
•Interruption, breaches or failure of our information technology and communications systems could impair our ability to operate, adversely affect our financial condition, and damage our reputation.
•Weather, natural disasters and the impacts of climate change may adversely affect our business.
•Political crises, public health crises and other events beyond our control may adversely impact our operations and profitability.
•We are subject to, and may in the future be subject to, disputes, legal or other proceedings, or government inquiries or investigations, that could have an adverse effect on us.
Summary of risks related to our Commercial Real Estate segment
•We are subject to a number of factors that could cause leasing rental income to decline.
•The bankruptcy or loss of key tenants in our commercial real estate portfolio may adversely affect our cash flows and profitability.
•A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact on our cash flow, financial condition and results of operations.
•We may be unable to renew leases, lease vacant space, or re-lease space as leases expire, thereby increasing or prolonging vacancies, which would adversely affect our financial condition, results of operations and cash flows.
•Our retail centers may depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.
•Certain of our leases at our retail centers contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations, or terminate their leases, which could adversely affect our performance or the value of the applicable retail property.
•We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
•We face competition for the acquisition and development of real estate properties, which may impede our ability to grow our operations or may increase the cost of these activities.
•We are subject to risks associated with real estate construction and development.
Risks Related to REIT Status
Because qualification as a REIT involves highly technical and complex provisions of the Code, there can be no assurance that we will remain qualified as a REIT for U.S. federal income tax purposes.
We have determined that we operated in compliance with the REIT requirements commencing with the taxable year ended December 31, 2017. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there may be only limited judicial or administrative interpretations, and depends on our ability to meet, on a continuing basis, various requirements concerning, among other things, the sources of our income, the nature of our assets, the diversity of our share ownership and the amounts we distribute to our shareholders. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. The determination of various factual matters and circumstances not entirely within our control can potentially affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that future legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or adversely affect the federal income tax consequences of such qualification. In addition, our ability to satisfy the requirements to qualify as a REIT depends, in part, on the actions of third parties, over which we have no control or only limited influence. Even a technical or inadvertent violation could jeopardize our REIT qualification.

Although we intend to operate in a manner consistent with the REIT requirements, we cannot be certain that we will remain so qualified. Under current law, if we fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for dividends paid to shareholders in computing our net taxable income. In addition, our taxable income would be subject to U.S. federal and state income tax at the regular corporate rates. Also, unless we are entitled to relief under certain Code provisions, we would also be disqualified from re-electing REIT status for the four taxable years following the year during which we failed to qualify as a REIT. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions.
Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of our shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.
U.S. federal, state and local legislative, judicial or regulatory tax changes could have an adverse effect on our shareholders and us.
The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the Internal Revenue Service ("IRS") and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect our investors or us. Revisions in U.S. federal income tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT and the tax considerations relevant to an investment in us, or could cause us to change our investments and commitments.
Also, the Hawai‘i State legislature has repeatedly considered, and could consider in the future, legislation that would (i) eliminate (i.e., repeal) the REIT dividends paid deduction for Hawai‘i State income tax purposes related to income generated in Hawai‘i for a number of years or permanently, and/or (ii) mandate withholding of Hawai‘i State income tax on dividends paid to out-of-state shareholders. These provisions could result in double taxation of REIT income in Hawai‘i under the Hawai‘i tax code, reduce returns to shareholders and make our stock less attractive to investors, which could in turn lower the value of our stock.
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
For us to remain qualified for taxation as a REIT, among other requirements, not more than 50% of the value of outstanding shares of our capital stock may be owned, beneficially or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2018 taxable year. Also, such shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year beginning with our 2018 taxable year. In addition, a person actually or constructively owning 10% or more of the vote or value of the shares of our capital stock could lead to a level of affiliation between the Company and one or more of its tenants that could cause our revenues from such affiliated tenants to not qualify as rents from real property. Our articles of incorporation include certain restrictions regarding transfers of our shares of capital stock and ownership limits that are intended to assist us in satisfying these limitations, among other purposes.
Subject to certain exceptions, our articles of incorporation prohibit any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock.

Additionally, the constructive ownership rules for these limits are complex and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our stock) by an individual or entity could cause that individual or entity, or another individual or entity, to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock, or of any of our other capital stock in violation of these restrictions, may result in the shares being automatically transferred to a charitable trust or may be void. As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares.
The transfer restrictions and ownership limits may prevent certain transfers of our common stock. These restrictions and limits may not be adequate in all cases, however, to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to enforce the ownership limits. If the restrictions in our articles of incorporation are not effective and, as a result, we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
The ownership limits contained in our articles of incorporation may have the effect of delaying, deterring or preventing a change of control of us that might involve a premium price for our stock or otherwise be in the best interests of our shareholders. As a result, the overall effect of the ownership limitations and transfer restrictions may be to render more difficult or discourage any attempt to acquire us, even if such acquisition may be favorable to the interests of our shareholders. This potential inability to obtain a premium could reduce the price of our common stock.
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
Our business, including our assets and operations, is concentrated in Hawai‘i, which exposes us to more concentrated risks than if our assets and operations were more geographically diverse. A weakening of economic drivers in Hawai‘i, which include tourism, military and consumer spending, public and private construction starts and spending, personal income growth, and employment, or the weakening of consumer confidence, market demand, or economic conditions on the Mainland and elsewhere, may adversely affect the level of real estate leasing activity in Hawai‘i, the demand for or sale of Hawai‘i real estate, and demand for our materials and construction products. In addition, an increase in interest rates or other factors could reduce the market value of our real estate holdings, as well as increase the cost of buyer financing that may reduce the demand for our real estate assets.
The COVID-19 pandemic and measures intended to prevent its spread has had, and could continue to have, a material adverse effect on our business, results of operations, cash flows and financial condition.
In December 2019, a new strain of coronavirus ("COVID-19") was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Considerable uncertainty surrounds COVID-19 and its effects on the population, as well as the effectiveness of any responses taken by government authorities and the availability and efficacy of vaccinations and therapeutic treatments for COVID-19. The pandemic has caused a decline in Hawai‘i tourism, visitor arrivals and commercial activity and has had an adverse impact on Hawai‘i’s economy. The impact of the COVID-19 pandemic and measures to prevent its spread has had a material adverse effect (refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations included in Part II, Item 7 of this report), and could continue to have a material adverse effect, on our businesses, results of operations, cash flows and financial condition.
With respect to our Commercial Real Estate segment, the pandemic and related governmental restrictions have adversely impacted, and could continue to adversely impact, our tenants' operations and financial condition, as governmental instructions and restrictions regarding safe practices and travel to the State have reduced and, in some cases, eliminated customer foot traffic and has also caused certain of our tenants to close their brick-and-mortar stores and spaces. Our rental revenue and operating results depend significantly on the occupancy levels at our properties, the level of business activity of our tenants and the consequent ability of our tenants to meet their rent and other obligations to us. Tenants that experience deteriorating financial conditions due to the pandemic may be unwilling or unable to pay rent in full, on a timely basis, or pay any amount of rent. Certain of our tenants may incur significant costs or losses responding to the pandemic, lose business due to any interruption in the operations of our properties, or incur other losses or liabilities related to shelter-in-place orders, quarantines, infection or other related factors. Federal, state, local and industry-initiated efforts also may limit our ability to collect rent or enforce remedies for the failure to pay rent. In addition, the deterioration of economic conditions as a result of the pandemic may decrease occupancy levels and rents across our portfolio as tenants reduce or defer their spending, which could adversely affect the value of our properties. With respect to our Land Operations segment, declines in Hawai‘i tourism, the impact of varying travel and other restrictions in the islands and other ramifications of COVID-19 has impacted and may continue to impact the timing and ability to close sales transactions involving developed and undeveloped land. And with respect to our Materials & Construction Segment, any resulting slowdown or delays in, or work stoppages or workforce disruptions relating to, infrastructure and other projects could reduce the revenues and profits from our materials and construction businesses.
The extent and duration of the economic disruption due to the COVID-19 pandemic, including the effectiveness of vaccination and vaccine administration, remains uncertain. Further deterioration of economic conditions may adversely impact or destabilize the lending, capital and other financial markets. Consequently, our access to capital and other sources of funding may become constrained, which could adversely affect the availability and terms of future borrowings, renewals, or the refinancing of our debt.
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
Further, increasing competitive market conditions, including out-of-state or new in-state contractors competing for a limited number of projects available, could adversely impact Grace Pacific's results of operations through market share erosion due to lost bids, as well as lower pricing and thus lower margins realized on successful bids. Grace Pacific also mines aggregate and imports asphalt for sale. Grace Pacific’s customers could seek alternative sources of supply, similar to some of its competitors that are importing liquid asphalt and aggregate.
Although we intend to market and sell non-strategic assets, many of the assets are relatively illiquid, and it may not be possible to dispose of such assets in a timely manner or on favorable terms, which could delay our strategic agenda and/or adversely affect our financial condition, operating results and cash flows.
Our ability to dispose of non-strategic assets on advantageous terms, including pricing, depends on factors beyond our control, including but not limited to, competition from other sellers, insufficient infrastructure capacity or availability (e.g., water, sewer and roads) for real estate assets, the availability of attractive financing for potential buyers and market conditions. As a result, we may be unable to realize our strategy to simplify through dispositions, we may be unable to do so on advantageous terms, or we may not be able to execute the strategy in a timely manner, which could adversely affect our financial condition, operating results and/or cash flows.
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
The successful execution of our strategy requires substantial amounts of operating and development capital. Sources of such capital could include banks, life insurance companies, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint venture partners. If our investment or credit profile deteriorates significantly, our access to the debt or equity capital markets may become restricted, our cost of capital may increase, or we may not be able to refinance debt at the same levels or on the same terms. Further, we rely on our ability to obtain and draw on a revolving credit facility to support our operations. Volatility in the credit and financial markets or deterioration in our credit profile may prevent us from accessing funds. There is no assurance that any capital will be available on terms acceptable to us, or at all, to satisfy our short or long-term cash needs.

We may raise additional capital in the future on terms that are more stringent to us, which could provide holders of new issuances rights, preferences and privileges that are senior to those currently held by our common stockholders, or that could result in dilution of common stock ownership.
As noted above, the successful execution of our strategy requires substantial amounts of operating and development capital. If our capital needs are not able to be filled through our existing liquidity sources (e.g., our revolving credit facility), we may require additional capital. If we incur additional debt or raise equity, the terms of the debt or equity issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than currently in place. If we issue additional common equity, either through public or private offerings or rights offerings, your percentage ownership in us would decline if you do not participate on a ratable basis.
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
Interest expense on our floating-rate debt would increase if interest rates rise. Additionally, the interest expense associated with fixed-rate debt could rise in future periods when the debt matures and is refinanced. Furthermore, the value of our commercial real estate portfolio and the market price of our stock could decline if market interest rates increase and investors seek alternative investments with higher distribution rates.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
We have a number of financial instruments (refer to Note 10 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report) which bear interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (certain of these financial instruments are subject to interest rate swaps through maturity at fixed rates) and we may incur additional debt indexed to LIBOR in the future. The United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. We are not able to predict when LIBOR will cease to be available or if another alternative reference rate attains market traction as a LIBOR replacement.
If LIBOR ceases to exist, we will need to agree upon a benchmark replacement index with the bank, and, as a result, the interest rate on our financial instruments may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses and increased volatility in markets for instruments that currently rely on LIBOR. Although the full impact of such reforms and actions together with any transition away from LIBOR remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
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
We are subject to federal, state and local laws and regulations, including government rate, land use, environmental and tax regulations. Noncompliance with, or changes to, the laws and regulations governing our business could impose significant additional costs on us and adversely affect our financial condition and results of operations. For example, the real estate segments are subject to numerous federal, state and local laws and regulations, which, if changed or not complied with, may adversely affect our business. We frequently utilize §1031 of the Code to defer taxes when selling qualifying real estate and reinvesting the proceeds in replacement properties. This often occurs when we sell bulk parcels of land in Hawai‘i or commercial properties in Hawai‘i, all of which typically have a very low tax basis. A repeal of, or adverse amendment to, §1031 of the Code could impose significant additional costs on us. We are subject to Occupational Safety and Health Administration regulations; Environmental Protection Agency regulations; and state and county permits related to our operations. The Materials & Construction segment is additionally subject to Mine Safety and Health Administration regulations.
Work stoppages or other labor disruptions by our unionized employees or those of other companies in related industries, may increase operating costs or adversely affect our ability to conduct business.
Many of our employees are covered by collective bargaining agreements with unions. We may be adversely affected by actions taken by our employees or those of other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of our failure, or that of other companies in our industry, to negotiate collective bargaining agreements with such unions successfully. For example, in our Materials & Construction segment, a labor disruption resulting from a unionized workforce stoppage may significantly impede our production and ability to complete projects that are in process. Additionally, in our Land Operations segment, we may be unable to complete a development-for-sale project if building materials or labor are unavailable due to labor disruptions in the relevant trade groups.
Interruption, breaches or failure of our information technology and communications systems could impair our ability to operate, adversely affect our financial condition, and damage our reputation.
We rely extensively on information technology and communication systems to process transactions and to operate and manage our business. Information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and cybersecurity-threatening intrusions. Further, we may experience failures caused by the occurrence of a natural disaster, terrorism, war, the intentional or inadvertent acts and errors by our employees or vendors, or other problems at our facilities. Despite our implementation of security measures, there can be no assurance that our efforts to maintain the security of our systems will be effective. Any failure or breaches of our systems could result in improper uses of our systems and interruptions in our operations, which in turn could have a material adverse effect on our financial condition and reputation. We may incur significant costs to remedy damages caused by disruptions to our systems.
Similarly, our vendors and tenants rely extensively on computer systems to process transactions and manage their businesses and, thus, are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our vendors and tenants resulting from a cybersecurity attack could indirectly impact our business operations.
Further, in response to the COVID-19 pandemic, we have transitioned a significant subset of our employees to a remote work environment in compliance with State and local orders or recommendations, which may exacerbate certain risks to our businesses, including an increased demand for information technology resources, increased risk of cybersecurity attacks and increased risk of unauthorized dissemination of proprietary or confidential information.
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

Drought, greater than normal rainfall, hurricanes, earthquakes, tsunamis, floods, fires, other natural disasters, agricultural pestilence, or negligence or intentional malfeasance by individuals, may also adversely impact the conditions of the land and thereby harming the prospects for the Land Operations segment, including our renewable energy operations, and our land infrastructure and facilities, including dams and reservoirs.
The Materials & Construction segment is notably impacted by weather conditions. For example, periods of wet or other adverse weather conditions could interrupt paving activities, resulting in delayed or loss of revenue, under-utilization of crews and equipment and less efficient rates of overhead recovery. Adverse weather conditions also restrict the demand for aggregate products, increase aggregate production costs and impede its ability to efficiently transport material.
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
Political crises (including but not limited to heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism or other acts of violence) and public health crises (including, but not limited to, pandemics) may cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawai‘i, thereby adversely affecting Hawai‘i’s economy and us. Further, as our business is concentrated in Hawai‘i, an attack on Hawai‘i as a result of war or terrorism may severely or irreparably harm the Company.
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
The nature of our business exposes us to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to labor and employment matters, contractual disputes, personal injury and property damage, environmental matters, construction litigation, business practices, and other matters, as discussed in the other risk factors disclosed in this section. These disputes could harm our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings could result in significant expenditures or losses by us. Further, as a real estate developer, we may face warranty and construction defect claims, as described below under “Risks Relating to Our Land Operations Segment.”
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
Risks Related to Our Commercial Real Estate Segment
We are subject to a number of factors that could cause leasing rental income to decline.
We own a portfolio of commercial real estate assets. Factors that may adversely affect the portfolio’s profitability include, but are not limited to: (i) a significant number of our tenants are unable to meet their obligations; (ii) increases in non-recoverable operating and ownership costs; (iii) we are unable to lease space at our properties when the space becomes available; (iv) the rental rates upon a renewal or a new lease are significantly lower than prior rents or do not increase sufficiently to cover increases in operating and ownership costs; (v) the providing of lease concessions, such as free or discounted rents and tenant improvement allowances; and (vi) the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues at the property.
The bankruptcy or loss of key tenants in our commercial real estate portfolio may adversely affect our cash flows and profitability.
We may derive significant cash flows and earnings from certain key tenants. If one or more of these tenants declares bankruptcy or voluntarily vacates from the leased premise and we are unable to re-lease such space (or to re-lease it on comparable or more favorable terms), we may be adversely impacted. Additionally, we may be further adversely impacted by an impairment or “write-down” of intangible assets, such as lease-in-place value, favorable lease asset, or a deferred asset related to straight-line lease rent, associated with a tenant bankruptcy or vacancy.
A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact on our cash flow, financial condition and results of operations.
Although many of the retailers operating at our properties sell groceries and other necessity-based soft goods or provide services, the shift to online shopping may cause declines in brick-and-mortar sales generated by certain of our tenants and/or may cause certain of our tenants to reduce the size or number of their retail locations in the future. As a result, our cash flow, financial condition and results of operations could be adversely affected.
We may be unable to renew leases, lease vacant space, or re-lease space as leases expire, thereby increasing or prolonging vacancies, which would adversely affect our financial condition, results of operations and cash flows.
We may not be able to renew leases, lease vacant space, or re-let space as leases expire. In addition, we may need to offer substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options to retain existing tenants or attract new tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases, or we do not re-let our available space, our financial condition, results of operations, and cash flows would be adversely affected.
Increases in operating expenses would adversely affect our operating results.
Our operating expenses include, but are not limited to, property taxes, insurance, utilities, repairs, and the maintenance of the common areas of our commercial real estate. We may experience increases in our operating expenses, some or all of which may be out of our control. Most of our leases require that tenants pay for a share of property taxes, insurance, and common area maintenance costs. However, if any property is not fully occupied, or if recovery income from tenants is not sufficient to cover operating expenses, then we could be required to expend our own funds for operating expenses. In addition, we may be unable to renew leases or negotiate new leases with terms requiring our tenants to pay all the property tax, insurance, and common area maintenance costs that tenants currently pay, which would adversely affect our operating results.
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
Certain of the leases at our retail centers contain “co-tenancy” provisions that establish conditions related to a tenant’s obligation to remain open, the amount of rent payable, or a tenant’s obligation to continue occupying space, including (i) the presence of an anchor tenant, (ii) the continued operation of an anchor tenant’s store, and (iii) minimum occupancy levels at the applicable property. If a co-tenancy provision is triggered by a failure of any of these conditions, a tenant could have the right to cease operations, to terminate its lease early, or to a reduction of its rent. In addition, certain of the leases at our retail centers contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the property, thereby decreasing sales for our other tenants at such property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. Such provisions may also result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our leases result in lower revenue or tenant sales, tenants’ rights to terminate their leases early, or to a reduction of their rent, our performance or the value of the applicable retail center could be adversely affected.
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
We compete with many other entities for the acquisition of commercial real estate and land suitable for new developments, including other REITs, private institutional investors, and other owner-operators of commercial real estate. Larger REITs may enjoy competitive advantages that result from a lower cost of capital. These competitors may increase the market prices we would have to pay in order to acquire properties. If we are unable to acquire properties that meet our criteria at prices we deem reasonable, our ability to grow may be adversely affected.

We are subject to risks associated with real estate construction and development.
Our redevelopment and development-for-hold projects are subject to risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include, but are not limited to: (i) our inability to secure sufficient financing or insurance on favorable terms, or at all; (ii) construction delays, defects, or cost overruns, which may increase project development costs; (iii) an increase in commodity or construction costs, including labor costs; (iv) the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues; (v) an inability to obtain, or a significant delay in obtaining, zoning, construction, occupancy and other required governmental permits and authorizations; (vi) difficulty in complying with local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities, and water quality, as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats; (vii) insufficient infrastructure capacity or availability (e.g., water, sewer and roads) to serve the needs of our projects; (viii) an inability to secure tenants necessary to support the project or maintain compliance with debt covenants; (ix) failure to achieve or sustain anticipated occupancy levels; (x) condemnation of all or parts of development or operating properties, which could adversely affect the value or viability of such projects; and (xi) instability in the financial industry could reduce the availability of financing.
Significant instability in the financial industry, may result in declining property values and increasing defaults on loans. This, in turn, could lead to increased regulations, tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Deterioration in the credit environment may also impact us in other ways, including the credit or solvency of vendors, tenants, or joint venture partners, the ability of partners to fund their financial obligations to joint ventures and our access to mortgage financing for our own properties.
Commercial real estate investments are relatively illiquid.
Our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, supply and demand, availability of financing, interest rates and other factors that are beyond our control. We cannot be certain that we will be able to sell any property for the price and other terms we seek, or that any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot estimate with certainty the length of time needed to find a willing purchaser and to complete the sale of a property. Factors that impede our ability to dispose of properties could adversely affect our financial condition and operating results.
Risks Related to Our Land Operations Segment
We are subject to risks associated with real estate construction and development.
Our development-for-sale projects are subject to risks that are similar to those described in the “We are subject to risks associated with real estate construction and development” risk factor above, under the “Risks Relating to Our Commercial Real Estate Segment” section.
Significant instability in the financial industry may result in declining property values and increasing defaults on loans. This, in turn, could lead to increased regulations, tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Fewer loan products and strict loan qualifications make it more difficult for borrowers to finance the purchase of units in our projects. Additionally, more stringent requirements to obtain financing for buyers of commercial properties make it significantly more difficult for us to sell commercial properties and may negatively impact the sales prices and other terms of such sales. Deterioration in the credit environment may also impact us in other ways, including the credit or solvency of customers, vendors, or joint venture partners, the ability of partners to fund their financial obligations to joint ventures and our access to mortgage financing for our own properties.
Governmental entities have adopted or may adopt regulatory requirements that may restrict our development activity.
We are subject to laws and regulations that affect the land development process, including zoning and permitted land uses. Government entities have adopted or may approve regulations or laws that could negatively impact the availability of land and development opportunities. It is possible that requirements will be imposed on developers that could adversely affect our ability to develop projects in the affected markets or could require that we satisfy additional administrative and regulatory requirements, which could delay development progress or increase the development costs to us.

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
We are involved in joint venture relationships and may initiate future joint venture projects. A joint venture involves certain risks, such as, among others: (i) we may not have voting control over the joint venture; (ii) we may not be able to maintain good relationships with our venture partners; (iii) the venture partner, at any time, may have economic or business interests that are inconsistent with our economic or business interests; (iv) the venture partner may fail to fund its share of capital for operations and development activities or to fulfill its other commitments, including providing accurate and timely accounting and financial information to us; (v) the joint venture or venture partner could lose key personnel; (vi) the venture partner could become insolvent, requiring us to assume all risks and capital requirements related to the joint venture project, and any resulting bankruptcy proceedings could have an adverse impact on the operation of the project or the joint venture; and (vii) we may be required to perform on guarantees we have provided, or agree to provide in the future, related to the completion of a joint venture’s construction and development of a project, joint venture indebtedness, or on indemnification of a third party serving as surety for a joint venture’s bonds for such completion.
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
Water availability also is critical to the successful implementation of farming plans on those lands purchased from us by Mahi Pono Holdings LLC ("Mahi Pono") in conjunction with our sale of certain agricultural landholdings on Maui (the "Agricultural Land Sale"). As described in our public filings associated with that sale, as well as Note 23 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, if Mahi Pono is unable to secure sufficient water to support the agricultural plans for which it purchased the lands, this could trigger certain financial obligations.
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
Risks Related to Our Materials & Construction Segment
Our Materials & Construction segment’s revenue growth and profitability are dependent on factors outside of our control.
Our Materials & Construction segment’s ability to grow its revenues and improve profitability may be impacted by factors outside of our control, which include, but are not limited to: (i) decreased government funding for infrastructure projects; (ii) reduced spending by private sector customers resulting from poor economic conditions in Hawai‘i; (iii) an increased number of competitors; (iv) less success in competitive bidding for contracts; (v) a decline in transportation and logistical costs, which may result in customers purchasing material from sources located outside of Hawai‘i in a more cost-efficient manner; (vi) limitations on access to necessary working capital and investment capital to sustain growth; and (vii) inability to hire and retain essential personnel and to acquire equipment to support growth.
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
Quarries and other facilities require special and conditional use permits to operate. Permitting and licensing applications and proceedings and regulatory enforcement proceedings are open to public scrutiny and comment. In addition, the Makakilo quarry is adjacent to residential areas and heavy equipment and explosives are used in the mining process. As a result, our Materials & Construction operations may be subject to community opposition and adverse publicity that may have a negative effect on operations and delay or limit any future expansion or development of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. DESCRIPTION OF PROPERTIES BY SEGMENT
Commercial Real Estate

Asset classes
The Company owns and operates a portfolio of improved properties within three asset classes in Hawai‘i (retail, industrial and office). The following table presents a summary of GLA square footage ("SF") by the improved property asset class as of December 31, 2020:

Current GLA (SF)
Retail	2,500,200
Industrial	1,218,000
Office	143,600
Total	3,861,800
As noted above, the Company also owns 153.8 acres of land under urban ground leases in Hawai‘i as of December 31, 2020.

Improved properties
Most of the Company's improved retail, industrial and office properties are located on Oahu and Maui, with a smaller number of holdings on Kauai and Hawai‘i (island). The occupancy for the improved properties portfolio (i.e., the percentage of square footage leased and commenced to gross leasable space at the end of the period reported, "Occupancy") was 93.5% and 93.9% at December 31, 2020 and 2019, respectively. For properties in the portfolio, the Company presents annualized base rent ("ABR") for each of its improved properties on a total and per-square-foot ("PSF") basis; ABR is calculated by multiplying the current month's contractual base rent by twelve.

As of December 31, 2020, the Company's commercial real estate improved property assets were as follows (dollars in thousands, except PSF data):

	Property		Island	Year Built/ Renovated	Current GLA (SF)	Occupancy	ABR	ABR PSF
	Retail:
1	Pearl Highlands Center		Oahu	1992-1994	411,400	96.5%	$10,839	$27.31
2	Kailua Retail		Oahu	1947-2014	326,200	96.6%	10,349	33.42
3	Laulani Village		Oahu	2012	175,800	96.6%	6,426	37.86
4	Waianae Mall		Oahu	1975	171,600	85.1%	3,060	24.97
5	Manoa Marketplace		Oahu	1977	141,400	87.7%	3,909	33.21
6	Queens' MarketPlace	(1)	Hawai‘i Island	2007	134,700	91.5%	4,709	47.87
7	Kaneohe Bay Shopping Center (Leasehold)		Oahu	1971	125,400	96.6%	2,902	24.16
8	Hokulei Village		Kauai	2015	119,200	100.0%	4,190	35.15
9	Pu‘unene Shopping Center	(1)	Maui	2017	118,000	68.1%	3,846	47.87
10	Waipio Shopping Center		Oahu	1986, 2004	113,800	100.0%	3,360	29.62
11	Aikahi Park Shopping Center		Oahu	1971	98,100	91.0%	2,033	25.09
12	Lanihau Marketplace		Hawai‘i Island	1987	88,300	91.3%	1,626	20.17
13	The Shops at Kukui‘ula		Kauai	2009	86,100	79.6%	2,230	37.89
14	Ho‘okele Shopping Center	(1)	Maui	2019	71,400	91.2%	2,316	38.72
15	Kunia Shopping Center		Oahu	2004	60,600	93.9%	2,107	39.12
16	Waipouli Town Center	(1)	Kauai	1980	56,600	40.8%	491	21.28
17	Lau Hala Shops		Oahu	2018	46,300	100.0%	1,857	45.03
18	Napili Plaza		Maui	1991	45,600	86.3%	1,123	29.47
19	Kahului Shopping Center		Maui	1951	45,300	93.6%	690	16.26
20	Gateway at Mililani Mauka		Oahu	2008, 2013	34,900	90.6%	1,823	57.73
21	Port Allen Marina Center		Kauai	2002	23,600	88.0%	479	23.10
22	The Collection		Oahu	2017	5,900	100.0%	381	64.58
	Subtotal – Retail				2,500,200	91.2%	$70,746	$32.37
	Industrial:
23	Komohana Industrial Park		Oahu	1990	238,300	100.0%	$3,341	$14.02
24	Kaka‘ako Commerce Center		Oahu	1969	201,500	96.9%	2,649	14.31
25	Waipio Industrial		Oahu	1988-1989	158,400	100.0%	2,527	16.05
26	Opule Industrial		Oahu	2005-2006, 2018	151,500	100.0%	2,390	15.78
27	P&L Warehouse		Maui	1970	104,100	100.0%	1,543	14.82
28	Kapolei Enterprise Center	(1)	Oahu	2019	93,000	100.0%	1,543	16.58
29	Honokohau Industrial		Hawai‘i Island	2004-2006, 2008	86,500	100.0%	1,230	14.22
30	Kailua Industrial/Other		Oahu	1951-1974	69,000	91.8%	1,060	17.83
31	Port Allen		Kauai	1983, 1993	64,600	100.0%	719	11.14
32	Harbor Industrial		Maui	1930	51,100	89.5%	564	12.34
	Subtotal – Industrial				1,218,000	98.6%	$17,566	$14.82
	Office:
33	Kahului Office Building		Maui	1974	59,400	89.9%	$1,539	$28.85
34	Gateway at Mililani Mauka South		Oahu	1992, 2006	37,100	100.0%	1,669	44.93
35	Kahului Office Center		Maui	1991	33,400	91.5%	771	26.29
36	Lono Center		Maui	1973	13,700	77.0%	279	26.50
	Subtotal – Office				143,600	91.6%	$4,258	$32.67
	Total – Hawai‘i Improved Portfolio				3,861,800	93.5%	$92,570	$26.44

(1) Property is currently not included in the same-store ("Same-Store") pool, which management uses in the calculation of certain non-GAAP metrics at an improved property or ground lease level. Refer to page 41 for a discussion of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures.

Ground leases
The Company's portfolio of commercial ground leases at December 31, 2020 was as follows (dollars in thousands):

	Property Name (1)		Location (City, Island)	Acres	Property Type	Exp. Year	Current ABR
1	Windward City Shopping Center		Kaneohe, Oahu	15.4	Retail	2035	$2,800
2	Owner/Operator	(2)	Kapolei, Oahu	36.4	Industrial	2025	2,328
3	Owner/Operator	(2)	Honolulu, Oahu	9.0	Retail	2045	2,075
4	Kaimuki Shopping Center		Honolulu, Oahu	2.8	Retail	2040	1,728
5	S&F Industrial		Pu'unene, Maui	52.0	Heavy Industrial	2059	1,275
6	Owner/Operator		Kaneohe, Oahu	3.7	Retail	2048	990
7	Windward Town and Country Plaza I		Kailua, Oahu	3.4	Retail	2062	753
8	Windward Town and Country Plaza II		Kailua, Oahu	2.2	Retail	2062	485
9	Owner/Operator		Kailua, Oahu	1.9	Retail	2034	450
10	Owner/Operator		Honolulu, Oahu	0.5	Retail	2028	357
11	Owner/Operator		Honolulu, Oahu	0.5	Parking	2023	329
12	Pali Palms Plaza		Kailua, Oahu	3.3	Office	2037	259
13	Owner/Operator		Kahului, Maui	0.8	Retail	2026	249
14	Seven-Eleven Kailua Center		Kailua, Oahu	0.9	Retail	2033	248
15	Owner/Operator		Kailua, Oahu	1.2	Retail	2022	237
16	Owner/Operator		Kahului, Maui	0.4	Retail	2021	220
17	Owner/Operator		Kahului, Maui	0.8	Industrial	2025	209
18	Owner/Operator		Kahului, Maui	0.5	Retail	2029	179
19	Owner/Operator		Kailua, Oahu	0.4	Retail	2022	158
20	Owner/Operator		Kahului, Maui	0.4	Retail	2027	158
	Remainder		Various	17.3	Various	Various	1,410
	Total - Ground Leases			153.8			$16,895

(1) Excludes intersegment ground leases, primarily from the Materials & Construction segment, which are eliminated in the consolidated results of operations.
(2) Ground lease is currently not included in the Same-Store pool, which management uses in the calculation of certain non-GAAP metrics at an improved property or ground lease level. Refer to page 41 for a discussion of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures.

Land Operations
The Company's Land Operations segment seeks to manage and monetize the Company's legacy, non-commercial real estate landholdings and assets.

Landholdings
At December 31, 2020, the Company owned 26,697 acres related to its Land Operations segment as follows:

Type	Kauai	Maui	Oahu	Total Acres
Land used in other operations	—	21	—	21
Urban land, not in active development/use
Urban Developable, with full or partial infrastructure	2	110	—	112
Urban Developable, with limited or no infrastructure	29	186	—	215
Urban Other	1	23	—	24
Subtotal - Urban land, not in active development/use	32	319	—	351
Agriculture-related
Agriculture/Other	6,155	6,123	75	12,353
Urban entitlement process	260	357	—	617
Conservation & preservation	12,488	358	509	13,355
Subtotal - Agriculture-related	18,903	6,838	584	26,325
Total Land Operations Landholdings	18,935	7,178	584	26,697

Active development-for-sale projects
The Company's Land Operations segment has current development-for-sale projects encompassing resort residential and light industrial lots for sale in Hawai‘i. This list has been reduced significantly in recent years due to successful monetization efforts and the decision not to initiate new development-for-sale projects. The following is a summary of the Company’s active real estate development-for-sale portfolio as of December 31, 2020:

						(in millions)
Project	Location	Product Type	Est. Economic Interest	Planned Units or Saleable Acres	Units/ Acres Closed	Est. Total Project/ Investment Cost	A&B Gross Investment (Life to Date)
Wholly Owned:
Maui Business Park (Phase II)	Kahului, Maui	Light industrial lots	100%	117	50	$90.0	$68.0
Joint Ventures:
Kukui‘ula	Poipu, Kauai	Resort residential	75% +/- 5%	1,425	229	$1,071.0	$323.0
Other Kukui‘ula Related Investments	Poipu, Kauai	Resort residential	75% +/- 5%	58	49	$102.0	$52.0
Maui Business Park: Maui Business Park (Phase II) (“MBP II”) represents the second phase of the Company's Maui Business Park project in Kahului, Maui. MBP II is zoned for light industrial, retail and office use.
Kukui‘ula and Other Kukui‘ula Related Investments: In April 2002, the Company entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc. ("DMB"), an Arizona-based developer of master-planned communities, for the development of Kukui‘ula on acreage that consisted of historical A&B landholdings. As of December 31, 2020, total capital contributed to the main project was approximately $323 million, which included $30 million representing the value of land initially contributed by the Company.
Other Kukui‘ula Related Investments includes joint venture investments in two vertical construction, development-for-sale projects at Kukui‘ula, as well as notes receivable from a Kukui‘ula development-for-sale project.
Renewable energy
The Company is directly involved in the renewable energy field and has been a clean energy producer for over 115 years. Through its history, the Company has produced renewable energy through hydroelectric and solar power facilities on Kauai, operated by its wholly-owned subsidiary, McBryde Resources, Inc. (“McBryde”), and has historically invested over $37.0 million in solar projects on Kauai and Oahu. In connection with its strategy to simplify its business, during the quarter ended September 30, 2020, the Company sold its solar power facility in Port Allen on Kauai to an independent operator of renewable energy facilities in Hawai‘i.
During the year ended December 31, 2020, McBryde produced 32,025 megawatt-hours ("MWH") of hydroelectric power (compared to 26,572 MWH in 2019) and 9,215 MWH of solar power (compared to 11,122 MWH in 2019). To the extent it is not used in A&B-related operations, McBryde sells electricity to Kauai Island Utility Cooperative (“KIUC”). Power sales in 2020 amounted to 29,755 MWH (compared to 30,756 MWH in 2019).

Materials & Construction
Grace Pacific owns 542 acres in Makakilo, Oahu, approximately 200 acres of which are used for its quarrying operations. Approximately 635,000 tons of rock were delivered by Grace Pacific in 2020. The operation of the quarry is governed by special and conditional use permits, which allow Grace Pacific to extract aggregate through 2032. Grace Pacific also owns approximately 264 acres on Molokai, which are licensed to a third-party operator for quarrying operations.
In addition, Grace Pacific owns and operates on- and off-highway rolling stock, which consist of heavy-duty trucks, passenger vehicles and various road paving, quarrying and operations equipment. Additionally, Grace Pacific owns and operates non-rolling stock items used in its operations, such as generators, transit tankers, light towers, message boards and nuclear gauges. The Materials & Construction segment has six rock crushing plants and five asphaltic concrete plants (two on Oahu, two on Kauai and one on Hawai‘i (island)).
ITEM 3. LEGAL PROCEEDINGS
The information set forth under the "Legal proceedings and other contingencies" section in Note 12 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, is incorporated herein by reference.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of Alexander & Baldwin, Inc. ("A&B" or the "Company") is listed on the New York Stock Exchange under the ticker symbol ALEX. As of February 12, 2021, there were approximately 1,975 shareholders of record. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of the Company's common stock.
The Company elected to be taxed as a real estate investment trust ("REIT") for US federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code") commencing with its taxable year ended December 31, 2017. As a REIT, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders (determined without regard to the dividends paid deduction and excluding any net capital gains). The Company has distributed and intends to continue to distribute REIT taxable income, including net capital gains, to its shareholders that will enable the Company to meet the distribution requirements applicable to REITs under the Code. The Company's Board of Directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to the Company's shareholders based on a number of factors including, but not limited to, the Company's results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions, that may impose limitations on cash payments and plans for future acquisitions and divestitures.
Securities authorized for issuance under equity compensation plans at December 31, 2020, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)[1]
Equity compensation plans approved by security holders	97,900	$14.80	1,363,249
1 Under the 2012 Incentive Compensation Plan, 1,363,249 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.

The graph below compares the cumulative total return on the Company’s common stock with that of the Standard & Poor’s 500 Stock Index (“S&P 500”) and two industry peer group indices, FTSE Nareit All Equity REITs and FTSE Nareit Equity Shopping Centers, from December 31, 2015 through December 31, 2020. The stock price performance graph assumes that an investor invested $100 in each of the Company and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company’s shares of common stock.
There were no unregistered equity securities sold by the Company during 2020.
There were no purchases of the Company's equity securities made by the Company during the fourth quarter of fiscal year 2020.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions, as well as the rapidly changing challenges with, and the Company's plans and responses to, the novel coronavirus ("COVID-19") pandemic and related economic disruptions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors." The information in this Form 10-K should be evaluated in light of these important risk factors. The Company does not undertake any obligation to update any forward-looking statements.
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
Introduction and Objective
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides additional material information about the Company's business, recent developments and financial condition; its results of operations at a consolidated and segment level; its liquidity and capital resources including an evaluation of the amounts and certainty of cash flows from operations and from outside sources; and how certain accounting principles, policies and estimates affect its financial statements. MD&A is organized as follows:
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
•Liquidity and Capital Resources: This section provides a discussion of the Company's liquidity, financial condition and an analysis of its cash flows, including a discussion of the Company's ability to fund its future commitments and ongoing operating activities in the short-term (i.e., over the next twelve months from the most recent fiscal period end) and in the long-term (i.e., beyond the next twelve months) through internal and external sources of capital. It includes an evaluation of the amounts and certainty of cash flows from operations and from outside sources.
•Critical Accounting Estimates: This section identifies and summarizes the significant judgments or estimates on the part of management in preparing the Company's consolidated financial statements that may materially impact the Company's reported results of operations and financial condition.
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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

Business Overview
Reportable segments
The Company operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:
•Commercial Real Estate ("CRE") - This segment functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); and in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships). The Company's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i citizens. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.
•Land Operations - This segment includes the Company's legacy assets and landholdings that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, income/loss from real estate joint ventures, hydroelectric energy and other legacy business activities.
•Materials & Construction ("M&C") - This segment operates as Hawai‘i's largest asphalt paving contractor and is one of the state's largest natural materials and infrastructure construction companies. Such activities are primarily conducted through its wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i.
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
While the Company continues to evaluate options for the Grace Pacific paving business, during the second quarter of 2020, the Company consummated the sale of one of Grace Pacific's subsidiary operations, GP/RM Prestress, LLC ("GPRM"), a provider of precast/prestressed concrete products and services (which the Company historically consolidated through the disposal date due to holding a controlling financial interest through its majority voting interests). In connection with this sale and disposal, the Company recognized a write-down of $5.6 million (based on fair value less cost to sell) related to GPRM which was included in Impairment of assets in the consolidated statements of operations in the year ended December 31, 2020.
Related to the Land Operations segment, during the year ended December 31, 2020, the Company executed a purchase and sale agreement and consummated the sale of assets related to its solar power facility in Port Allen on Kauai for purchase consideration (measured at the date of disposal) of approximately $17.1 million. In connection with the sale, the Company recorded a gain on disposal of approximately $8.9 million which was included in Gain (loss) on disposal of non-core assets, net in the consolidated statements of operations.
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

Coronavirus outbreak
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has adversely impacted the global economy and has contributed to significant volatility in financial markets. Considerable uncertainty surrounds COVID-19 and its effects on the population, as well as the effectiveness of any responses taken by government authorities. The pandemic resulted in a significant decline in Hawai‘i tourism and increase in business closures during the year ended December 31, 2020; it has significantly impacted the Company's business due largely to the extreme hardships facing its retail tenants. The ultimate extent of the impact that the COVID-19 pandemic will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the duration and spread of the outbreak, the severity of economic disruptions and resulting impact on economic growth/recession, the response by all levels of government in their efforts to contain the outbreak and to mitigate the economic disruptions, the impact on travel and tourism behavior and the impact on consumer confidence and spending, all of which are highly uncertain and cannot be reasonably predicted.
As of February 12, 2021, all of the Company's properties within its CRE portfolio remain open and substantially all of its existing tenants remain open and operating in some capacity. Further, as of this date, the CRE portfolio tenants have paid approximately 84% of their fourth quarter billings and 84% of their January 2021 lease billings (which includes base rents and recoveries from tenants). Within this population, the Company's grocer tenants (designated as essential businesses and located within its grocery-anchored neighborhood shopping centers), have paid approximately 93% of their fourth quarter billings and approximately 85% of their January 2021 lease billings.
As a result of COVID-19, certain tenants experiencing economic difficulties have sought and may continue to seek current and future rent relief, which may be provided in the form of rent deferrals or other relief modifications that result in changes to fixed contractual lease payments for specific months, among other possible arrangements.
Starting in and during the second quarter ended June 30, 2020, rent assistance provided to certain tenants primarily consisted of rent deferrals which varied in terms of months covered and the repayment period (e.g., on a short-term basis to be repaid over the second half of 2020 or on a long-term basis to be repaid over 2021). Subsequent to June 30, 2020 and during the remainder of the year ended December 31, 2020, rent assistance arrangements involved additional deferrals as well as other relief modifications, including modifying the nature of rent payments from fixed to variable (i.e., variable based on a percentage of the tenant's sales, typically subject to a minimum "floor" amount) or, in some cases, payment forgiveness.
As of December 31, 2020, rent assistance arrangements offered and agreed to with tenants as a result of COVID-19 were as follows (dollars in millions):

	Number of tenants	Total impacted lease billings
Rent deferrals	199	$5.9
Other relief modifications[1]	107	$6.4

[1] Certain tenants that were provided other relief modifications may have also been subject to rent deferrals.

Additionally, during the year ended December 31, 2020, the Company estimated a higher amount of uncollectable tenant billings due to COVID-19, pursuant to which the reductions in revenue the Company recorded as a result of such assessments were as follows (in millions):

2020
Impact to billed accounts receivable	$10.6
Impact to straight-line lease receivables	4.8
Total revenue reductions - tenant collectability assessments	15.4
Provision for allowance for doubtful accounts[1]	3.6
Total revenue reductions	$19.0

[1] Related to other impacted operating lease receivables.

The Company’s financial results for the year ended December 31, 2020 were significantly impacted by the COVID-19 pandemic resulting in reductions in operating profit and its non-GAAP performance measures. As such, the comparability of the Company’s results of operations for the year ended December 31, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and related notes thereto.

			2020 vs 2019
(amounts in millions, except percentage data and per share data)	2020	2019	$	%
Operating revenue	$305.3	$435.2	$(129.9)	(29.8)%
Cost of operations	(233.5)	(340.9)	107.4	31.5%
Selling, general and administrative	(46.1)	(58.9)	12.8	21.7%
Impairment of assets	(5.6)	(49.7)	44.1	88.7%
Gain (loss) on disposal of assets, net	9.6	—	9.6	—%
Operating income (loss)	29.7	(14.3)	44.0	NM
Income (loss) related to joint ventures	5.9	5.3	0.6	11.3%
Interest and other income (expense), net	0.3	3.2	(2.9)	(90.6)%
Interest expense	(30.3)	(33.1)	2.8	8.5%
Income tax benefit (expense)	0.4	2.0	(1.6)	(80.0)%
Income (loss) from continuing operations	6.0	(36.9)	42.9	NM
Discontinued operations (net of income taxes)	(0.8)	(1.5)	0.7	46.7%
Net income (loss)	5.2	(38.4)	43.6	NM
(Income) loss attributable to noncontrolling interest	0.4	2.0	(1.6)	(80.0)%
Net income (loss) attributable to A&B	$5.6	$(36.4)	$42.0	NM

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.09	$(0.49)	$0.58	NM
Basic earnings (loss) per share - discontinued operations	(0.01)	(0.02)	0.01	50.0%
	$0.08	$(0.51)	$0.59	NM
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.09	$(0.49)	$0.58	NM
Diluted earnings (loss) per share - discontinued operations	(0.01)	(0.02)	0.01	50.0%
	$0.08	$(0.51)	$0.59	NM

Continuing operations available to A&B common shareholders	$6.3	$(35.1)	$41.4	NM
Discontinued operations available to A&B common shareholders	(0.8)	(1.5)	0.7	46.7%
Net income (loss) available to A&B common shareholders	$5.5	$(36.6)	$42.1	NM

Funds From Operations ("FFO")[1]	$45.1	$0.1	$45.0	450X
Core FFO[1]	$55.2	$63.4	$(8.2)	(12.9)%

FFO per diluted share	$0.62	$—	$0.62	—%
Core FFO per diluted share	$0.76	$0.88	$(0.12)	(13.6)%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.4	72.4

[1] For definitions of capitalized terms and a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 41.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the consolidated statements of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for 2020 decreased 29.8%, or $129.9 million, to $305.3 million due primarily to lower revenue from the Land Operations segment and Materials & Construction segment.
Cost of operations for 2020 decreased 31.5%, or $107.4 million, to $233.5 million, due primarily to lower costs from the Land Operations segment and Materials & Construction segment.

Selling, general and administrative for 2020 decreased 21.7%, or $12.8 million, to $46.1 million primarily due to lower corporate overhead costs, as well as lower costs incurred in the Materials & Construction and CRE segments. Corporate overhead costs decreased from the prior period primarily due to lower personnel-related costs.
Impairment of assets for 2020 related to the sale and disposal of GPRM at the close of the quarter ended June 30, 2020. During the third quarter of 2019, the Company recorded impairments of $49.7 million related to goodwill and long-lived assets for the quarry & paving operations in its Materials & Construction segment.
Gain (loss) on disposal of assets, net was $9.6 million in 2020, primarily driven by the consummation of the sale of assets related to the Company's solar power facility in Port Allen on Kauai as previously described.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results
Results of operations for the years ended December 31, 2020 and 2019 were as follows:

			2020 vs 2019
(amounts in millions, except percentage data and acres; unaudited)	2020	2019	$	%
Commercial Real Estate operating revenue	$150.0	$160.6	$(10.6)	(6.6)%
Commercial Real Estate operating costs and expenses	(95.6)	(89.0)	(6.6)	(7.4)%
Selling, general and administrative	(7.5)	(10.1)	2.6	25.7%
Intersegment operating revenue, net[1]	2.0	2.7	(0.7)	(25.9)%
Interest and other income (expense), net	0.9	2.0	(1.1)	(55.0)%
Commercial Real Estate operating profit (loss)	$49.8	$66.2	$(16.4)	(24.8)%
Operating profit (loss) margin	33.2%	41.2%

Net Operating Income ("NOI")[2]	$94.3	$104.2	$(9.9)	(9.5)%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$80.8	$92.6	$(11.8)	(12.7)%
Gross Leasable Area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	—	—%
Ground leases (acres at end of period)	153.8	153.8	—	—%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 41.
Commercial Real Estate operating revenue decreased 6.6% or $10.6 million, to $150.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Operating profit decreased 24.8%, or $16.4 million, to $49.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease in each of Commercial Real Estate operating revenue and operating profit for the year ended December 31, 2020 reflects revenue charges of $19.0 million related to the collectability of tenant billings that the Company recorded during the year ended December 31, 2020 due primarily to COVID-19, as well as the impact of other relief modifications (e.g., rent forgiveness) and other adjustments provided in the period of $6.4 million (described above). Such decreases in revenue and operating profit were partially offset by the positive impacts to revenue and operating profit of properties acquired in the first half of 2019 and redevelopment/new development projects commencing operations (which was also the primary driver of an increase in operating costs and expenses of 7.4% or $6.6 million to $95.6 million for the year ended December 31, 2020). Selling, general and administrative expenses decreased $2.6 million from the prior year primarily driven by lower personnel cost.
Commercial Real Estate interest and other income (expense), net from the prior year was primarily driven by interest income earned on §1031 exchange funds from the sale of agricultural land on Maui in 2018 (which were utilized as of the end of the quarter ended June 30, 2019).
Commercial Real Estate portfolio acquisitions and dispositions
There were no acquisitions of CRE improved properties or ground lease interest in land during the year ended December 31, 2020.
During the year ended December 31, 2020, the Company made the following disposition within one of its commercial real estate properties under a purchase option held and executed by the then-current tenant as follows (dollars in millions):

Dispositions
Property	Location	Date	Purchase Price	GLA (SF)
The Collection (Suites 2 & 3)	Oahu, HI	2/20	$6.0	6,100

Leasing activity
In the year ended December 31, 2020, the Company signed 68 new leases and 152 renewal leases for its improved properties across its three asset classes, covering 919,425 square feet of GLA. The 68 new leases consist of 141,675 square feet with an average annual base rent of $22.82 per-square-foot. Of the 68 new leases, 13 leases with a total GLA of 13,817 square feet were considered comparable (i.e., leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 13 leases, resulted in a 3.1% average base rent decrease over comparable expiring leases. The 152 renewal leases consist of 777,750 square feet with an average annual base rent of $24.77 per square foot. Of the 152 renewal leases, 89 leases with a total GLA of 575,539 were considered comparable and resulted in a 7.7% average base rent increase over comparable expiring leases.
Leasing activity summarized by asset class for the year ended December 31, 2020 was as follows:

	Year Ended December 31, 2020
	Leases	GLA	ABR/SF	Rent Spread[1]
Retail	141	610,903	$28.76	6.9%
Industrial	64	276,692	$14.23	10.2%
Office	15	31,830	$31.33	1.7%
1 Rent spread is calculated for comparable leases, a subset of the total population of leases for the period presented (described above).
Occupancy
Occupancy represents the percentage of square footage leased and commenced to gross leasable space at the end of the period reported. The Company's commercial portfolio occupancy – and occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – summarized by asset class as of December 31, 2020 and 2019 was as follows:

Occupancy
	As of December 31, 2020	As of December 31, 2019	Percentage Point Change
Retail	91.2%	93.3%	(2.1)
Industrial	98.6%	95.3%	3.3
Office	91.6%	90.9%	0.7
Total Improved Portfolio	93.5%	93.9%	(0.4)

Same-Store Occupancy
	As of December 31, 2020	As of December 31, 2019	Percentage Point Change
Retail	93.8%	95.0%	(1.2)
Industrial	98.5%	94.9%	3.6
Office	91.6%	90.9%	0.7
Total Improved Portfolio	95.2%	94.8%	0.4

Land Operations
Trends, events and uncertainties
The asset class mix of real estate sales in any given period can be diverse and may include developed residential real estate, developable subdivision lots, undeveloped land or property sold under threat of condemnation. Further, the timing of property or parcel sales can significantly affect operating results in a given period.
Additionally, the operating profit reported in each period does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions. For example, the sale of undeveloped land and vacant parcels in Hawai‘i may result in higher margins than the sale of developed property due to the low historical cost basis of the Company's land owned in Hawai‘i.

As a result, direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance. Further, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the Company's consolidated balance sheet do not necessarily indicate future profitability trends for this segment.
Financial results
Results of operations for the years ended December 31, 2020 and 2019 were as follows:

(amounts in millions; unaudited)	2020	2019
Development sales revenue	$7.9	$57.2
Unimproved/other property sales revenue	9.7	32.4
Other operating revenue[1]	23.0	24.5
Total Land Operations operating revenue	40.6	114.1
Land Operations operating costs and expenses[2]	(31.4)	(92.7)
Selling, general and administrative	(4.9)	(5.2)
Gain (loss) on disposal of assets, net	8.9	—
Earnings (loss) from joint ventures	4.6	3.9
Interest and other income (expense), net	(0.5)	0.7
Total Land Operations operating profit (loss)	$17.3	$20.8

[1] Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
[2] Includes intersegment operating charges primarily from CRE that are eliminated in the consolidated results of operations.

2020: Land Operations revenue during the year ended December 31, 2020 was $40.6 million and included the sales of development parcels at Maui Business Park II and unimproved land sales on the island of Kauai and Maui. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (e.g., trucking service, renewable energy, and diversified agribusiness operations).
Land Operations operating profit of $17.3 million during the year ended December 31, 2020 was primarily driven by the gain of $8.9 million realized on the sale of the Company's solar power facility in Port Allen during the third quarter and was also composed of the margins on the sales noted above, as well as profits generated from the operations of the segment's other legacy business activities. Other notable items within operating profit during the year ended December 31, 2020 included a charge of $6.7 million related to the estimated costs of probable remediation work for reservoirs on Kauai, as well as the impact of a favorable resolution of certain contingent liabilities during the year ended December 31, 2020 related to the sale of agricultural land on Maui in 2018.
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

Materials & Construction
Financial results
Results of operations for the years ended December 31, 2020 and 2019 were as follows:

			2020 vs 2019
(dollars in millions, tons delivered in thousands; unaudited)	2020	2019	$	%
Materials & Construction
Operating revenue	$114.7	$160.5	$(45.8)	(28.5)%
Operating costs and expenses	(106.8)	(159.4)	52.6	33.0%
Selling, general and administrative	(15.0)	(20.2)	5.2	25.7%
Intersegment operating charges, net[1]	(1.6)	(2.2)	0.6	27.3%
Impairment of assets	(5.6)	(49.7)	44.1	88.7%
Gain (loss) on disposal of assets, net	0.2	—	0.2	—%
Income (loss) related to joint ventures	1.3	1.4	(0.1)	(7.1)%
Interest and other income (expense), net	0.4	0.4	—	—%
Materials & Construction operating profit (loss)	$(12.4)	$(69.2)	$56.8	82.1%
Operating margin percentage	(10.8)%	(43.1)%
Depreciation and amortization	$10.8	$11.4	$0.6	5.3%
Aggregate tons delivered	634.7	786.9	(152.2)	(19.3)%
Asphalt tons delivered	150.1	293.8	(143.7)	(48.9)%
Backlog at period end[2]	$126.7	$58.7	$68.0	115.8%
1 Intersegment operating charges, net for Materials & Construction represent amounts primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
2 Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. This amount includes opportunity backlog consisting of government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory at the time of this disclosure (such amounts were $64.1 million and $7.8 million as of December 31, 2020 and 2019, respectively). Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts. Maui Paving's backlog as of December 31, 2020 and 2019 was $5.8 million and $4.4 million, respectively.
Materials & Construction revenue was $114.7 million for the year ended December 31, 2020, compared to $160.5 million for the year ended December 31, 2019. Operating loss was $12.4 million for the year ended December 31, 2020, compared to $69.2 million for the year ended December 31, 2019. During the year ended December 31, 2020, the segment operating loss was largely driven by a write-down of $5.6 million related to the sale of the Company's interest in GPRM which was completed during the quarter ended June 30, 2020. During the year ended December 31, 2019, the segment operating loss of $69.2 million was primarily driven by the $49.7 million non-cash impairment to the carrying value of the Company's goodwill balance.
The remaining operating loss during the year ended December 31, 2020 was due primarily to the impact of low paving volumes resulting from government agency-imposed project delays and the impact of COVID-19 (including travel restrictions and resource availability for projects on neighbor islands) during the second quarter as well as the fourth quarter; these losses were only partially offset by the operating profit generated in the third quarter (primarily driven by improved volume and resulting financial performance from Grace paving and quarry operations). The Company is continuing to monitor the performance of the M&C segment in the context of the COVID-19 pandemic. However, based on the inherent uncertainty in the general economic environment, there can be no assurance that the carrying values associated with the long-lived assets and goodwill will be recoverable and impairments on such long-lived assets and goodwill may be required.
Backlog at December 31, 2020 was $126.7 million (as a result of the disposal of GPRM at the end of the second quarter ended June 30, 2020, this metric excludes backlog related to GPRM). On a comparable basis (i.e., adjusted to exclude GPRM backlog of $20.8 million as of December 31, 2019), backlog increased from $58.7 million as of December 31, 2019. The increase in backlog was primarily driven by an increase in the amount of marketed bid opportunities and an improvement in the rate of bids won by the Company.
Related to the calculation of the backlog metric, as noted in prior periods, certain agencies award "maintenance contracts" under which a contractor can secure all paving work within a certain geographic area, but jobs are not identified in advance (and, therefore, will not meet the requirement for inclusion in backlog). Under this maintenance contract system, during the year ended December 31, 2020, the Company also secured significant maintenance contract awards, including the Oahu State Pavement Preservation maintenance contracts for the entire island of Oahu. Procedurally, the Company must receive specific work orders that would meet the definition of backlog and provide actionable scopes of work, including quantities, location, materials and project economics.
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
The Company believes that, subject to the following limitations, FFO provides a supplemental measure to net income (calculated in accordance with GAAP) for comparing its performance and operations to those of other REITs. FFO does not represent an alternative to net income calculated in accordance with GAAP. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of the Company’s liquidity. The Company presents different forms of FFO:
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
NOI is a non-GAAP measure used internally in evaluating the unlevered performance of the Company's Commercial Real Estate portfolio. The Company believes NOI provides useful information to investors regarding the Company's financial condition and results of operations because it reflects only the contractual income and cash-based expense items that are incurred at the property level. When compared across periods, NOI can be used to determine trends in earnings of the Company's properties as this measure is not affected by non-contractual revenue (e.g., straight-line lease adjustments required under GAAP); by non-cash expense recognition items (e.g., the impact of depreciation and amortization expense or impairments); or by other expenses or gains or losses that do not directly relate to the Company's ownership and operations of the properties (e.g., indirect selling, general, administrative and other expenses, as well as lease termination income). The Company believes the exclusion of these items from operating profit (loss) is useful because the resulting measure captures the contractually-based revenue that is realizable (i.e., assuming collectability is deemed probable) and the direct property-related expenses paid or payable in cash that are incurred in operating the Company's Commercial Real Estate portfolio, as well as trends in occupancy rates, rental rates and operating costs. NOI should not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.

NOI represents total Commercial Real Estate contractually-based operating revenue that is realizable (i.e., assuming collectability is deemed probable) less the direct property-related operating expenses paid or payable in cash. The calculation of NOI excludes the impact of depreciation and amortization (e.g., depreciation related to capitalized costs for improved properties, other capital expenditures for building/area improvements and tenant space improvements, as well as amortization of leasing commissions); straight-line lease adjustments (including amortization of lease incentives); amortization of favorable/unfavorable lease assets/liabilities; lease termination income; interest and other income (expense), net; selling, general, administrative and other expenses (not directly associated with the property); and impairment of commercial real estate assets.
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
Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the years ended December 31, 2020 and 2019 are as follows (in millions):

	2020	2019
Net income (loss) available to A&B common shareholders	$5.5	$(36.6)
Depreciation and amortization of commercial real estate properties	40.1	36.7
Gain on the disposal of commercial real estate properties, net	(0.5)	—
Impairment of CRE assets	—	—
FFO	$45.1	$0.1
Exclude items not related to core business:
Land Operations Operating Profit	(17.3)	(20.8)
Materials & Construction Operating (Profit) Loss	12.4	69.2
Loss from discontinued operations	0.8	1.5
Income (loss) attributable to noncontrolling interest	(0.4)	(2.0)
Income tax expense (benefit)	(0.4)	(2.0)
Non-core business interest expense	15.0	17.4
Core FFO	$55.2	$63.4
Reconciliations of Core FFO starting from CRE operating profit for the years ended December 31, 2020 and 2019 are as follows (in millions):

	2020	2019
CRE Operating Profit	$49.8	$66.2
Depreciation and amortization of commercial real estate properties	40.1	36.7
Corporate and other expense	(19.3)	(23.6)
Core business interest expense	(15.3)	(15.7)
Distributions to participating securities	(0.1)	(0.2)
Core FFO	$55.2	$63.4

Reconciliations of CRE operating profit (loss) to NOI for the years ended December 31, 2020 and 2019 are as follows (in millions):

	2020	2019
CRE Operating Profit (Loss)	$49.8	$66.2
Plus: Depreciation and amortization	40.1	36.7
Less: Straight-line lease adjustments	1.3	(5.1)
Less: Favorable/(unfavorable) lease amortization	(1.2)	(1.6)
Less: Termination income	(2.3)	(0.1)
Plus: Other (income)/expense, net	(0.9)	(2.0)
Plus: Impairment of assets	—	—
Plus: Selling, general, administrative and other expenses	7.5	10.1
NOI	94.3	104.2
Less: NOI from acquisitions, dispositions and other adjustments	(13.5)	(11.6)
Same-Store NOI	$80.8	$92.6
Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from December 31, 2020) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its various credit facilities. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures (including recent commercial real estate acquisitions and real estate developments); shareholder distributions; and working capital needs.
As noted above, the COVID-19 pandemic has adversely impacted global commercial activity; has contributed to significant volatility in financial markets; and both its near-term and long-term economic impacts remain uncertain. As a result, during the year ended December 31, 2020, the Company proactively drew $120 million on its credit facility at the end of the first quarter ended March 31, 2020 to ensure it had ample access to capital and to increase flexibility; subsequently, the Company paid down such amounts throughout the year, in part, with proceeds from asset monetization efforts on transactions closed during the year. Additionally, the Company announced in the second quarter ended June 30, 2020 that it had temporarily suspended quarterly dividend distributions as it monitored its financial performance and economic outlook each quarter. Prior to December 31, 2020, the Company declared a dividend of $0.15 per share (to ensure it would maintain compliance with REIT taxable income distribution requirements for the full year).
Known contractual obligations
A description of material contractual commitments as of December 31, 2020 is included in Note 10, Note 15 and Note 17 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, and relates to the Company's Notes payable and other debt, Operating lease liabilities and Accrued pension and post-retirement benefits, respectively, and is herein incorporated by reference.
In addition, contractual interest payments for Notes payable and other debt in the short term (i.e., over the next twelve months from December 31, 2020) and long-term (i.e., beyond the next twelve months) is estimated to be $26.8 million and $89.8 million, respectively (includes amounts based on contractual/fixed swap interest rates applied to future principal balances based on repayment schedules for secured and unsecured debt and also estimated interest on revolving credit facilities based on outstanding balances and the rate in effect as of December 31, 2020).
Total amounts to be spent on contractual non-cancellable purchase obligations (that specifies all significant terms, including fixed or minimum quantities to be purchased, pricing structure and approximate timing of the transaction that are not recorded as liabilities in the consolidated balance sheet) over the next twelve months from December 31, 2020 is $31.1 million; such amounts beyond the next twelve months are not material. The largest of such amounts pertain to the Company's CRE redevelopment project related to Aikahi Park Shopping Center (with a target in-service date at the end of 2021) totaling approximately $10.4 million to be spent over the next twelve months.

A description of other commitments, contingencies and off-balance sheet arrangements as of December 31, 2020 is included in Note 12 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, and is herein incorporated by reference.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been cash flows provided by operations, which were $63.1 million for the year ended December 31, 2020, primarily driven in the current year by cash generated from the CRE segment (the Company's core business). Total cash flows provided by operations decreased from the prior year ($157.6 million for the year ended December 31, 2019), primarily driven by lower operating cash flows from the Land Operations segment due to the Company successfully completing sales on the remaining inventory for (and closing out of) two development-for-sale projects in 2019 (resulting in a lower volume in the current period of comparable development-for-sale project proceeds) as part of the Company's continued execution on its simplification strategy.
The Company's operating income (loss) and cash flows provided by operating activities is generated by its subsidiaries. There are no material restrictions on the ability of the Company's wholly owned subsidiaries to pay dividends or make other distributions to the Company.
The Company's other primary sources of liquidity include its cash and cash equivalents of $57.2 million as of December 31, 2020, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from December 31, 2020), as well as long-term basis. With respect to the revolving credit facility for general A&B purposes, as of December 31, 2020, the Company had $111.0 million of borrowings outstanding, $1.1 million letters of credit issued against and $337.9 million of available capacity on such revolving credit facility (which currently has a term through September 15, 2022). Further, other sources of liquidity for the Company include trade receivables, contracts retention, and inventories (excluding parts, materials and supplies), totaling $60.9 million at December 31, 2020.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash provided by investing activities was $12.0 million for the year ended December 31, 2020, as compared to cash used in investing activities of $240.4 million for the year ended December 31, 2019. The year ended December 31, 2020 included cash proceeds from the disposal of assets of $27.1 million (which was primarily driven by the consummation of non-core asset disposals related to the Company's solar power facility in Port Allen on Kauai and also its former GPRM subsidiary described above).
Cash used in investing activities is primarily composed of capital expenditures. In the year ended December 31, 2020 the Company had capital expenditures for property, plant and equipment of $25.1 million. As it relates to the CRE segment (i.e., its core business), the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods for all segments were as follows:

(in millions, unaudited)	2020	2019	Change
CRE property acquisitions, development and redevelopment	$9.7	$238.8	(95.9)%
Building/area improvements (Maintenance Capital Expenditures)	6.0	8.1	(25.9)%
Tenant space improvements (Maintenance Capital Expenditures)	3.1	3.6	(13.9)%
Quarrying and paving	4.5	1.9	136.8%
Agribusiness and other	1.8	2.7	(33.3)%
Total capital expenditures¹	$25.1	$255.1	(90.2)%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the tables above.

The year ended December 31, 2019 included cash outlays of $255.1 million related to capital expenditures which was largely driven by $218.4 million related to the Company's acquisition of five commercial real estate assets using proceeds from the sale of legacy landholdings that qualified for tax-deferral treatment under §1031 of the Internal Revenue Code of 1986, as amended (the "Code"). There were no such acquisitions of commercial real estate assets in the current year ended December 31, 2020. See below for further discussion on the Company's use of §1031 of the Code.
The Company regularly evaluates investment opportunities, including development-for-hold projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. The Company cannot predict whether or when it may make investments or what impact any such transactions could have on the Company's results of operations, cash flows or financial condition. Given the uncertainty around the duration and economic impact of the COVID-19 pandemic, the Company is not able to project capital expenditures in 2021 related to any of its segments. However, the Company anticipates activity related to property acquisitions, development and redevelopment will be relatively consistent with the current year, and the Company expects building/area improvements and tenant space improvements to be consistent with or lower than current year expenditures.
Net cash flows used in financing activities was $33.1 million for the year ended December 31, 2020, as compared to net cash used in financing activities for the year ended December 31, 2019 of $136.7 million. The change in cash flows from financing activities in 2020 as compared to 2019 was due primarily to lower net payments on debt (i.e., debt payments net of additional borrowings) of $18.7 million in year ended December 31, 2020 as compared to $78.3 million in the year ended December 31, 2019, as well as lower cash dividends paid of $13.8 million in year ended December 31, 2020 as compared to $50.0 million in the year ended December 31, 2019.
Other capital resource matters
The Company frequently utilizes §1031 or §1033 of the Code, to obtain tax-deferral treatment when qualifying real estate assets are sold or become subject to involuntary conversion and the resulting proceeds are reinvested in replacement properties within the required time period. Proceeds from potential tax-deferred sales under §1031 of the Code are held in escrow (and presented as part of Restricted cash on the consolidated balance sheets) pending future reinvestment or are returned to the Company for general use if eligibility for tax-deferral treatment based on the required time period lapses. The proceeds from involuntary conversions under §1033 of the Code are held by the Company until the funds are redeployed.
During the year ended December 31, 2020, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. Further, during the year ended December 31, 2020, there were no acquisitions utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions.
As of December 31, 2020, there are no amounts from tax-deferred sales that are available for use and have not been reinvested under §1031 of the Code. As of December 31, 2020, the Company holds approximately $14.3 million from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code.
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
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of December 31, 2020. However, as a result of the various uncertainties and factors surrounding COVID-19, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition. The Company intends to closely monitor the impact of COVID-19 on its business and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance.

Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its various credit facilities will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from December 31, 2020) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
Critical Accounting Estimates
The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States, upon which the MD&A is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with certainty and actual results may differ from those critical accounting estimates. These differences could be material.
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
Impairment of long-lived assets held and used and finite-lived intangible assets
Long-lived assets held and used, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future financial results could be materially impacted.
During the year ended December 31, 2018, the Company recorded cumulative long-lived asset and finite-lived intangible asset impairment charges of $40.6 million related to its Materials and Construction segment.
In the years ended December 31, 2019 and December 31, 2020, the Company did not recognize any impairments of long-lived assets or finite-lived intangible assets for assets held and used.

Impairment of investments in unconsolidated affiliates
The Company's investments in unconsolidated affiliates that are accounted for under the equity method are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is believed to be other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows that may consider various factors, including sales prices, development costs, market conditions and absorption rates, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including but not limited to the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results.
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
In the years ended December 31, 2019 and December 31, 2020, the Company did not recognize any impairments of its investments in affiliates.
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
The goodwill impairment test may involve estimation of the fair value of a reporting unit using various methodologies, including an income approach that is based on a discounted cash flow analysis and a market approach that involves the application of market-derived multiples. When required, valuations may be performed in conjunction with the Company's goodwill impairment tests for each reporting unit which assumes that each is an unrelated business to be sold separately and independently from the other reporting units.
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
The Company's historical goodwill was attributable to (1) the three reporting units in the M&C segment - GPC (primarily consisting of the Grace Pacific's quarry, paving, and liquid asphalt operations), GPRS (primarily consisting of Grace Pacific's roadway and maintenance solutions operations) and GPRM (primarily consisting of Grace Pacific's prestressed and precast concrete operations until its disposal during the second quarter of 2020) - recognized in the acquisition of Grace Pacific in 2013 and (2) the CRE reporting unit, which is also the reportable segment.

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
Other than those noted above, the Company did not record any additional impairments to the goodwill in its reporting units for the remainder of the year ended December 31, 2019 or in the year ended December 31, 2020. Subsequent to such impairments and the derecognition of the goodwill associated with the GPRM reporting unit as part of the disposal of GPRM noted above, as of December 31, 2020, the Company did not have any material goodwill at any of its reporting units that were at risk (see Note 8 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report).

New Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, for a full description of the impact of recently issued accounting standards, which is incorporated herein by reference, including the expected dates of adoption and estimated effects on the Company's results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to changes in interest rates, primarily as a result of its borrowing activities used to maintain liquidity and to fund business operations. In order to manage its exposure to changes in interest rates, the Company utilizes a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt. The Company further manages its exposure to interest rate risk through interest rate swaps on its variable-rate debt. The nature and amount of the Company’s fixed-rate and variable-rate debt can be expected to fluctuate as a result of future business requirements, market conditions and other factors.
As of December 31, 2020, the Company’s fixed-rate debt (after the effects of interest rate swaps), excluding debt premium or discount and debt issuance costs, consists of $576.3 million in principal term notes and other instruments. The Company’s variable-rate debt consists of $111.0 million under its revolving credit facilities. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
The following table summarizes the Company's estimated exposure to interest rate risk over each of the next five years and thereafter based on the expected remaining principal obligation as of the beginning of each period and the related interest rates based on the Company's debt obligations as of December 31, 2020 (dollars in millions):

							Fair Value at
	Expected Remaining Principal Obligation as of Beginning of Year						December 31,
	2021	2022	2023	2024	2025	Thereafter	2020
Liabilities
Fixed-rate debt	$576.3	$532.8	$502.7	$418.2	$261.3	$221.1	$595.3
Average interest rate on remaining fixed-rate principal	4.27%	4.21%	4.18%	4.22%	4.23%	4.11%
Variable-rate debt[1]	$111.0	$111.0	$—	$—	$—	$—	$108.8
Average interest rate on remaining variable-rate principal[2]	2.20%	2.20%	—%	—%	—%	—%
							Fair Value at
	Expected Remaining Notional as of Beginning of Year						December 31,
	2021	2022	2023	2024	2025	Thereafter	2020
Interest rate derivatives[3]
Variable to fixed remaining notional and fair value of swap asset (liability)	$117.7	$106.2	$104.5	$52.7	$50.9	$49.0	$(6.4)
Average pay fixed rate	3.46%	3.24%	3.24%	3.14%	3.14%	3.14%
Average receive variable rate[2]	1.79%	1.81%	1.81%	1.50%	1.50%	1.50%

[1] Estimated variable-rate principal is based on the amounts outstanding and the contractual maturity date of the revolving credit facility as of December 31, 2020. Actual principal outstanding may be greater or less than the amounts indicated.

[2] Estimated interest rates on variable-rate debt are determined based on the rate in effect on December 31, 2020. Actual interest rates may be greater or less than the amounts indicated.
[3] Certain of the Company's interest rate derivatives are designated as cash flow hedges with changes in the fair value of the asset or liability recorded to accumulated other comprehensive income. Refer to Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, for further discussion.

As of December 31, 2019, the Company had $555.9 million of fixed-rate debt and $148.7 million of variable-rate debt outstanding with weighted average interest rates of 4.43% and 3.58%, respectively, and the aggregate fair value of its interest rate derivatives for variable to fixed interest rate swaps was a liability of $0.7 million.
Also, from time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2020 and December 31, 2019, the amount invested in money market funds was immaterial.
As noted above, the COVID-19 pandemic has adversely impacted the global economy; has contributed to significant volatility in financial markets; and both its near-term and long-term economic impacts remain uncertain. With respect to its exposure to changes in interest rates, the Company will continue to actively monitor the economic situation and its impact on interest rates and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Investment in Affiliates — Determination of Impairment Indicators — Refer to Note 5 to the financial statements
Critical Audit Matter Description
The Company evaluates its equity method joint venture investment in Kukui`ula Development Company, Hawaii (KDCH) for potential factors that could indicate there is a possible decline in the value of the investment. This involves significant judgment in assessing factors that are highly subjective as they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows that may consider various factors, including sale prices, development costs, market conditions, absorption rates, and market discount rates indicating a change in value, among others. This evaluation also involves assessing the joint venture’s current operating performance and sales forecast and any changes in the Company’s continued intent and/or ability to hold the investment. If these factors indicate a potential decline in the value of the investment, then the Company will determine if any difference by which the carrying value exceeds the fair value of the investment is other-than-temporary.

We identified the evaluation of potential indicators of decline in value of the Company’s investment in affiliates as a critical audit matter because of the significant judgments management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of investments may have declined. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of investments in affiliates for possible indicators of impairment included the following, among others:

•We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that the carrying amount of its joint venture investment has declined, including controls over management’s assessment of the operating performance of the joint venture and consideration of local and macro-economic conditions that may negatively impact the fair value of its joint venture investments.

•We evaluated management’s assessment of potential indicators of a decline in fair value by:
–Discussing with management the operating performance and outlook of the joint venture investment.
–Reviewing the actual financial information and the current year operating performance of the joint venture by performing audit procedures on actual sales and operating expenses of the joint venture.
–Reviewing the cash flow, sales and operating forecasts of the joint venture for any overall indicators of decline from prior forecasts and retrospective analysis of forecasts to actual results. Analyzing how sale prices, development costs, market conditions and absorption rates, have been factored into the forecasts.
–Assessing local and macro-economic factors such as the impacts of the COVID-19 pandemic and capitalization rates.
–Evaluating management’s assertion around its current intent and ability to hold the investment.

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 26, 2021

We have served as the Company's auditor since 1950.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in millions)

	December 31,
	2020	2019
ASSETS
Real estate investments
Real estate property	$1,549.7	$1,540.2
Accumulated depreciation	(154.4)	(127.5)
Real estate property, net	1,395.3	1,412.7
Real estate developments	75.7	79.1
Investments in real estate joint ventures and partnerships	134.1	133.4
Real estate intangible assets, net	61.9	74.9
Real estate investments, net	1,667.0	1,700.1
Cash and cash equivalents	57.2	15.2
Restricted cash	0.2	0.2
Accounts receivable and retention, net of allowances (credit losses and doubtful accounts) of $3.3 million and $0.6 million as of December 31, 2020 and 2019, respectively	43.5	51.6
Inventories	18.4	20.7
Other property, net	110.8	124.4
Operating lease right-of-use assets	18.6	21.8
Goodwill	10.5	15.4
Other receivables, net of allowances of $3.9 million and $1.6 million as of December 31, 2020 and December 31, 2019, respectively	14.2	27.8
Prepaid expenses and other assets	95.6	107.1
Total assets	$2,036.0	$2,084.3

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$687.1	$704.6
Accounts payable	9.8	17.8
Operating lease liabilities	18.4	21.6
Accrued pension and post-retirement benefits	34.7	26.8
Deferred revenue	66.9	67.6
Accrued and other liabilities	116.5	110.9
Total liabilities	933.4	949.3
Commitments and Contingencies (Note 12)
Redeemable Noncontrolling Interest (Note 2)	6.5	6.3
Equity:
Common stock - no par value; authorized, 150.0 million shares; outstanding 72.4 million and 72.3 million shares as of December 31, 2020 and 2019, respectively	1,805.5	1,800.1
Accumulated other comprehensive income (loss)	(60.0)	(48.8)
Distributions in excess of accumulated earnings	(649.4)	(626.2)
Total A&B shareholders' equity	1,096.1	1,125.1
Noncontrolling interest	—	3.6
Total equity	1,096.1	1,128.7
Total liabilities and equity	$2,036.0	$2,084.3
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Operating Revenue:
Commercial Real Estate	$150.0	$160.6	$140.3
Land Operations	40.6	114.1	289.5
Materials & Construction	114.7	160.5	214.6
Total operating revenue	305.3	435.2	644.4
Operating Costs and Expenses:
Cost of Commercial Real Estate	95.6	89.0	77.2
Cost of Land Operations	31.1	92.5	117.1
Cost of Materials & Construction	106.8	159.4	188.1
Selling, general and administrative	46.1	58.9	61.2
Impairment of assets	5.6	49.7	79.4
Total operating costs and expenses	285.2	449.5	523.0
Gain (loss) on disposal of commercial real estate properties, net	0.5	—	51.4
Gain (loss) on disposal of non-core assets, net	9.1	—	—
Total gain (loss) on disposal of assets, net	9.6	—	51.4
Operating Income (Loss)	29.7	(14.3)	172.8
Other Income and (Expenses):
Income (loss) related to joint ventures	5.9	5.3	(4.1)
Impairment of equity method investment	—	—	(188.6)
Interest and other income (expense), net (Note 2)	0.3	3.2	2.3
Interest expense	(30.3)	(33.1)	(35.3)
Income (Loss) from Continuing Operations Before Income Taxes	5.6	(38.9)	(52.9)
Income tax benefit (expense)	0.4	2.0	(16.3)
Income (Loss) from Continuing Operations	6.0	(36.9)	(69.2)
Income (loss) from discontinued operations, net of income taxes	(0.8)	(1.5)	(0.6)
Net Income (Loss)	5.2	(38.4)	(69.8)
Loss (income) attributable to noncontrolling interest	0.4	2.0	(2.2)
Net Income (Loss) Attributable to A&B Shareholders	$5.6	$(36.4)	$(72.0)

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.09	$(0.49)	$(1.01)
Discontinued operations available to A&B shareholders	(0.01)	(0.02)	(0.01)
Net income (loss) available to A&B shareholders	$0.08	$(0.51)	$(1.02)

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.09	$(0.49)	$(1.01)
Discontinued operations available to A&B shareholders	(0.01)	(0.02)	(0.01)
Net income (loss) available to A&B shareholders	$0.08	$(0.51)	$(1.02)

Weighted-Average Number of Shares Outstanding:
Basic	72.3	72.2	70.6
Diluted	72.4	72.2	70.6

Amounts Available to A&B Common Shareholders (Note 19):
Continuing operations available to A&B common shareholders	$6.3	$(35.1)	$(71.4)
Discontinued operations available to A&B common shareholders	(0.8)	(1.5)	(0.6)
Net income (loss) available to A&B common shareholders	$5.5	$(36.6)	$(72.0)
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions)

	Year Ended December 31,
	2020	2019	2018
Net Income (Loss)	$5.2	$(38.4)	$(69.8)
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	(6.9)	(4.0)	1.0
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	1.0	(0.1)	—
Employee benefit plans:
Actuarial gain (loss)	(7.7)	5.3	(4.9)
Amortization of net loss included in net periodic benefit cost	2.5	4.0	4.6
Prior service cost	(0.1)	—	—
Amortization of prior service credit included in net periodic benefit cost	—	(0.7)	(0.7)
Curtailment (gain)/loss	—	(1.4)	(0.6)
Settlement (gain)/loss	—	—	0.1
Income taxes related to other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	(11.2)	3.1	(0.5)
Comprehensive Income (Loss)	(6.0)	(35.3)	(70.3)
Comprehensive income (loss) attributable to noncontrolling interest	0.4	2.0	(2.2)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$(5.6)	$(33.3)	$(72.5)
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$5.2	$(38.4)	$(69.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	53.3	50.5	42.8
Deferred income taxes	—	—	16.6
Loss (gain) from disposals and asset transactions, net	(9.5)	(2.6)	(54.0)
Impairment of assets	5.6	49.7	268.0
Share-based compensation expense	5.8	5.4	4.7
Equity in (income) loss from affiliates, net of operating cash distributions	(4.8)	(1.4)	12.9
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	8.8	8.5	(4.2)
Inventories	2.1	5.7	5.5
Prepaid expenses, income tax receivable and other assets	13.0	28.5	(13.2)
Development/other property inventory	3.6	56.8	31.8
Accrued pension and post-retirement benefits	2.7	4.6	3.6
Accounts payable	(6.2)	(12.9)	(9.0)
Accrued and other liabilities	(16.5)	3.2	74.2
Net cash provided by (used in) operations	63.1	157.6	309.9

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	—	(218.4)	(241.7)
Capital expenditures for property, plant and equipment	(25.1)	(36.7)	(54.4)
Proceeds from disposal of assets	27.1	4.4	171.7
Payments for purchases of investments in affiliates and other investments	(1.0)	(3.3)	(22.6)
Distributions of capital from investments in affiliates and other investments	11.0	13.6	42.3
Net cash provided by (used in) investing activities	12.0	(240.4)	(104.7)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	173.0	125.9	548.4
Payments of notes payable and other debt and deferred financing costs	(183.0)	(203.9)	(467.8)
Borrowings (payments) on line-of-credit agreement, net	(8.7)	(0.3)	4.7
Distribution to noncontrolling interests	—	(0.3)	(0.7)
Cash dividends paid	(13.8)	(50.0)	(156.6)
Proceeds from issuance (payments for repurchases) of capital stock and other, net	(0.6)	(1.0)	(1.5)
Payment of deferred acquisition holdback	—	(7.1)	—
Net cash provided by (used in) financing activities	(33.1)	(136.7)	(73.5)

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	42.0	(219.5)	131.7
Balance, beginning of period	15.4	234.9	103.2
Balance, end of period	$57.4	$15.4	$234.9

	Year Ended December 31,
	2020	2019	2018
Other Cash Flow Information:
Interest paid, net of capitalized interest	$(29.0)	$(32.5)	$(34.4)
Income tax (payments)/refunds, net	$0.5	$25.8	$2.6

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	$2.9	$4.4	$1.4
Fair value of loan assumed in connection with acquisition	$—	$—	$61.0
Right-of-use ("ROU") assets and corresponding lease liability recorded upon ASC 842 adoption	$—	$31.0	$—
Operating lease liabilities arising from obtaining ROU assets	$0.4	$—	$—
Finance lease liabilities arising from obtaining ROU assets	$0.9	$3.4	$—
Issuance of shares for stock dividend	$—	$—	$626.4
Dividends declared	$10.9	$—	$—

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$15.2	$11.4	$68.9
Restricted cash	0.2	223.5	34.3
Cash, cash equivalents and restricted cash	$15.4	$234.9	$103.2

End of the period:
Cash and cash equivalents	$57.2	$15.2	$11.4
Restricted cash	0.2	0.2	223.5
Cash, cash equivalents and restricted cash	$57.4	$15.4	$234.9
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions, except per share data)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2018	49.3	$1,161.7	$(42.3)	$(473.0)	$4.7	$651.1	$8.0
Impact of adoption of new accounting standards	—	—	(9.1)	7.7	—	(1.4)	—
Net income (loss)	—	—	—	(72.0)	1.5	(70.5)	0.7
Other comprehensive income (loss), net of tax	—	—	(0.5)	—	—	(0.5)	—
Stock dividend ($11.65 per share)	22.6	626.4	—	—	—	626.4	—
Distributions to noncontrolling interest	—	—	—	—	(0.5)	(0.5)	(0.2)
Adjustments to redemption value of redeemable noncontrolling interest (Note 2)	—	0.6	—	—	—	0.6	(0.6)
Share-based compensation	—	4.7	—	—	—	4.7	—
Shares issued or repurchased, net	0.1	—	—	(1.6)	—	(1.6)	—
Balance, December 31, 2018	72.0	$1,793.4	$(51.9)	$(538.9)	$5.7	$1,208.3	$7.9

Net income (loss)	—	—	—	(36.4)	(2.1)	(38.5)	0.1
Other comprehensive income (loss), net of tax	—	—	3.1	—	—	3.1	—
Dividend on common stock ($0.69 per share)	—	—	—	(50.0)	—	(50.0)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.3)
Adjustments to redemption value of redeemable noncontrolling interest (Note 2)	—	1.4	—	—	—	1.4	(1.4)
Share-based compensation	—	5.4	—	—	—	5.4	—
Shares issued or repurchased, net	0.3	(0.1)	—	(0.9)	—	(1.0)	—
Balance, December 31, 2019	72.3	$1,800.1	$(48.8)	$(626.2)	$3.6	$1,128.7	$6.3

Cumulative impact of adoption of ASC 326	—	—	—	(4.0)	(0.1)	(4.1)	—
Net income (loss)	—	—	—	5.6	(0.6)	5.0	0.2
Other comprehensive income (loss), net of tax	—	—	(11.2)	—	—	(11.2)	—
Dividend on common stock ($0.34 per share)	—	—	—	(24.7)	—	(24.7)	—
Disposal of M&C subsidiary	—	—	—	—	(2.9)	(2.9)	—
Adjustments to redemption value of redeemable noncontrolling interest (Note 2)	—	—	—	—	—	—	—
Share-based compensation	—	5.8	—	—	—	5.8	—
Shares issued or repurchased, net	0.1	(0.4)	—	(0.1)	—	(0.5)	—
Balance, December 31, 2020	72.4	$1,805.5	$(60.0)	$(649.4)	$—	$1,096.1	$6.5
See Notes to Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Consolidated Financial Statements
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates in three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:
•Commercial Real Estate ("CRE") - This segment functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); and in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships). The Company's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i citizens. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.
•Land Operations - This segment includes the Company's legacy assets and landholdings that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, income/loss from real estate joint ventures, hydroelectric energy and other legacy business activities.
•Materials & Construction ("M&C") - This segment operates as Hawai‘i's largest asphalt paving contractor and is one of the state's largest natural materials and infrastructure construction companies. Such activities are primarily conducted through its wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i.
Grace Pacific owns hot-mix asphalt plants throughout the state that support its internal paving operations and third-party customers. Grace Pacific also owns and operates a rock quarry and processing plant in Makakilo, Hawai‘i. In addition, Grace Pacific offers a variety of related for-sale and for-rent services including temporary and permanent roadway traffic control (GP Roadway Solutions, Inc. or "GPRS") and other related products and services. Grace Pacific also holds a 50% interest in an unconsolidated affiliate, Maui Paving, LLC ("Maui Paving"), which operates primarily on the island of Maui.
Additional activity in the M&C segment includes its share of the results of operations of an unconsolidated investment, Pohaku Pa‘a LLC ("Pohaku"). Pohaku, through its wholly-owned subsidiaries, operates rock quarries on the islands of Oahu and Maui and sells a wide range of products that include ready-mix concrete, rock and sand aggregates and cultured stone and related products.
As of December 31, 2020, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, ten industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area; it also owns a portfolio of ground leases in Hawai‘i representing 153.8 acres as of December 31, 2020.
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
A controlling financial interest in an entity may be established (i) through the Company holding a majority voting interest or (ii) if the Company is the primary beneficiary of an entity that qualifies as a variable interest entity ("VIE"), as defined in the Codification. The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a VIE. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company reevaluates whether an entity is a VIE as needed (i.e., when assessing reconsideration events that result in changes in the factors mentioned above) as part of determining if the consolidation or equity method treatment remains appropriate. As of December 31, 2020, the Company had an interest in various unconsolidated joint ventures that the Company accounts for using the equity method. Other than the obligations described in Note 12, obligations of the Company's joint ventures do not have recourse to the Company and the Company's maximum exposure is limited to its investment.
The consolidated financial statements include the historical results of GP/RM Prestress, LLC ("GPRM"), a supplier of structural precast/prestressed concrete products, which was owned 51% by the Company, through the date of its disposal during the year ended December 31, 2020 (refer to Note 24). The consolidated financial statements also include the results of GLP Asphalt, LLC ("GLP Asphalt"), an importer and distributor of liquid asphalt, which is owned 70% by the Company. These entities were consolidated because the Company held a controlling financial interest through its majority voting interest in the entities. The remaining interest in these entities is reported as Noncontrolling interest and Redeemable Noncontrolling Interest in the consolidated financial statements. Profits, losses and cash distributions are allocated in accordance with the respective operating agreements.
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
Customer Concentration: A significant portion of Materials & Construction revenue and accounts receivable is generated directly and indirectly from projects administered by the City and County of Honolulu and from the State of Hawai‘i. Reductions in funding of infrastructure projects by these government agencies could reduce revenue and profits from the M&C segment. Further, although the customer mix of real estate sales in our Land Operations segment may be diverse in any given period, during the years ended December 31, 2018 and December 31, 2019, the Land Operations segment recognized gross profits of $162.2 million and $6.7 million, respectively, in connection with the sale of approximately 41,000 acres of Maui agricultural land and 100% of the Company's ownership interest in Central Maui Feedstocks LLC and Kulolio Ranch LLC (collectively referred to as the "Agricultural Land Sale").
Rounding: Amounts in the consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
Reclassifications: Certain amounts presented in the prior year have been reclassified to conform to the current year presentation (e.g., captions previously presented in the prior years that, in the currently presented periods, are less than five percent of total assets or total liabilities were combined in the current year consolidated balance sheets). Also refer to Note 2 to the consolidated financial statements for such reclassifications made in conjunction with the adoption of recent accounting pronouncements. Further, a reclassification was made to the consolidated statements of cash flows to present, on a net basis, amounts previously presented separately within cash flows from operating activities (i.e., to present activity related to proceeds and expenditures of real estate development/other property for sale – normal operating activity in the Company's Land Operations segment – on a net basis similar to the presentation of changes in other inventories held by the Company). This change does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.
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
Acquisitions of real estate properties: Acquisitions of real estate properties are evaluated to determine if they should be accounted for as asset acquisitions or business combinations (under current guidance, acquisitions of real estate properties are generally considered asset acquisitions). Under asset acquisition accounting, the Company estimates the fair value of acquired tangible assets (e.g., land, buildings and tenant improvements), identifiable intangible assets (e.g., in-place leases and favorable leases) and liabilities (e.g., unfavorable leases and assumed debt) based on an evaluation of available information at the date of the acquisition. Based on these estimates, the purchase consideration is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the purchase consideration.
In estimating the fair value of the tangible and intangible assets acquired and liabilities assumed, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.
Values for favorable leases acquired and unfavorable leases assumed are estimated based on the present value (using a discount rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining term of the lease for favorable leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for unfavorable leases. The assets recognized and liabilities assumed are amortized over the related lease term plus fixed-rate renewal options, as appropriate.
The purchase price is further allocated to in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of the acquired lease portfolio and the Company's overall relationship with the anchor tenants. Such amounts are amortized to expense over the remaining initial lease term (and expected renewal periods for tenant relationships).
Real estate developments: Real estate developments represent certain costs capitalized and presented in the Land Operations segment that relate to (i) active real estate development projects and other land intended for sale or (ii) potential future real estate development projects intended for lease that would be part of future CRE segment operations. For potential future real estate development projects intended for lease, when management with the relevant authority has approved expenditures for activities clearly associated with the development and construction of a CRE segment project (generally after all required government agency approvals have been obtained), the capitalized costs associated with such project (e.g., historical cost of land) will be included in Real estate property, net in the accompanying consolidated balance sheets.
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

Cash flows related to active real estate development projects and other land intended for sale are classified as operating activities in the consolidated statements of cash flows.
Capitalized Interest: Interest costs on developments and major redevelopments are capitalized as part of real estate development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end when the asset is substantially complete and ready for its intended use or ready to be marketed.
Other property, net: Other property, net represents all other long-lived physical assets other than those presented in Real estate property, net and Real estate developments. The balance primarily consists of long-lived assets in the M&C segment, but also contains corporate long-lived physical assets and Land Operations long-lived physical assets that are used in other Land Operations activities and are not included in Real estate property, net or Real estate developments in the accompanying consolidated balance sheets. Other property, net is stated at cost, net of accumulated depreciation. Expenditures for major renewals and betterments are capitalized. Replacements, maintenance and repairs that do not improve or extend asset lives are expensed as incurred.
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
Intangible Assets: Real estate intangible assets are included in Real estate intangible assets, net in the accompanying consolidated balance sheets and are generally related to the acquisition of commercial real estate properties. In the event a lease or leases with a tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets of the associated assets related to the lease terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may accelerate the depreciation and amortization of such associated assets.
Other intangible assets are included in Prepaid expenses and other assets in the accompanying consolidated balance sheets and are generally related to historical acquisitions from the Materials & Construction segment or software capitalized for internal use.
Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value.
Restricted Cash: The Company's historical restricted cash balances have been primarily composed of proceeds from potential §1031 of the Internal Revenue Code of 1986, as amended (the "Code") tax-deferred sales held in escrow pending future use in acquisitions of replacement real estate assets (if within the required time period). There were no material amounts of available proceeds from potential Code §1031 tax-deferred sales in the balance as of December 31, 2020 or December 31, 2019.
Allowance for Credit Losses: The Company estimates its allowance for credit losses for financial assets within the scope of ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"), at portfolio levels which include the CRE segment, the Land Operations segment and individual components of the M&C segment. Within these portfolio levels, the Company develops expected credit loss estimates by security type (which may include financing receivables or contract assets recognized in contracts with customers) by factoring historical loss information; information on both current conditions and reasonable and supportable forecasts of future conditions that may not be reflected in historical loss information; and other relevant credit quality information for the respective securities. As part of this process, the Company analyzes relevant information on a collective (pool) basis for securities with similar risk characteristics or separately on an individual basis when a financial asset does not share risk characteristics with other financial assets.
The portfolios of financial assets within the scope of ASC 326 relating to the CRE and Land Operations segments include financing receivables (i.e., notes receivable), which are primarily composed of historical development and other land-

related transactions. The assets in these portfolios are analyzed on an individual basis, in which the Company considers certain, available information specific to the counterparties to the transactions (e.g., liquidity and solvency of the counterparties) and environmental factors that are relevant in the assessment of the expected collectability of the future cash flows for these assets (e.g., changes and expected changes in the general economic environment in which the counterparty operates). For these assets, the Company uses a discounted cash flow method to calculate the allowance for credit losses using the asset's effective interest rate.
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
Other receivables, net: Other receivables, net are primarily composed of notes receivable recorded at cost less allowances for credit losses on the consolidated balance sheets.
Goodwill: The Company reviews goodwill for impairment at the reporting unit level annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If the results of the Company's test indicates that a reporting unit's estimated fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Refer to Note 8 for additional detail.
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
Redeemable Noncontrolling Interest: As noted above, the Company has a 70% ownership interest in GLP Asphalt through its ownership of Grace Pacific. The noncontrolling interest in GLP Asphalt may be redeemed for cash at the option of the noncontrolling interest holder at a redemption value, which is derived from a specified formula based on the GLP Asphalt operating agreement (i.e., other than fair value).
Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control at other than fair value are classified as mezzanine equity, outside of equity and liabilities. Such amounts are adjusted at each reporting date to the higher of (1) the amount resulting from the initial carrying amount, increased or decreased for cumulative amounts of the noncontrolling interest holder's share of net income or loss, share of other comprehensive income or loss and dividends and (2) the redemption value on each annual balance sheet date. The resulting changes in the carrying value, increases or decreases, are recorded with corresponding adjustments against earnings surplus or, in the absence of earnings surplus, common stock. When applicable, these adjustments are reflected in the computation of earnings per share using the two-class method.
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
Revenue Recognition and Leases - The Company as a Lessor: Sources of revenue for the Company primarily include commercial property rentals, sales of real estate, real estate development projects, material sales and paving construction projects. The Company generates revenue from its three distinct business segments:
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
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately under ASC Topic 606, Revenue from Contracts with Customers. The Company has elected the practical expedient to not separate non-lease components from lease components for all classes of underlying assets where the component follows the same timing and pattern as the lease component and the lease component is classified as an operating lease. Non-lease components included in rental revenue primarily consist of tenant reimbursements for common area maintenance and other services paid for by the lessor and utilized by the lessee. Under the practical expedient, the Company accounts for the single, combined component under leasing guidance as the lease component is the predominant component in the contract.
Rental revenue is primarily derived from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease. Fixed contractual payments from the Company's leases are recognized on a straight-line basis over the terms of the respective leases. Straight-line rental revenue commences when the customer assumes control of the leased premises. The accrued straight-line receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Certain of the Company's lease agreements include terms for contingent rental revenue (e.g., percentage rents based on tenant sales volume) and tenant reimbursed property taxes, which are both accounted for as variable payments.
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
Accounts receivable related to leases are regularly evaluated for collectability, considering factors including, but not limited to, the credit quality of the customer, historical trends of the customer, and changes in customer payment terms. Upon determination that the collectability of a customer receivable is not probable, the Company will reverse the receivable and record a corresponding reduction of revenue previously recognized. Subsequent revenue is recorded on a cash basis until collectability on related billings becomes probable. Upon determination that portions of a tenant's receivables are not probable of collection (e.g., due to current conditions impacting specific amounts), the Company will record an allowance for doubtful accounts for the recorded operating lease receivable and record a corresponding adjustment of revenue previously recognized.
In April 2020, the FASB staff issued a question-and-answer document focusing on lease concessions related to the effects of the 2019 coronavirus ("COVID-19") and the application of lease accounting guidance related to modifications (the "Lease Modification Q&A"). See Note 14 for further discussion on the impact of applicable rent relief provided beginning in the quarter ended June 30, 2020 under the Lease Modification Q&A.

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
On a consolidated basis, in addition to disclosing amounts recorded as contract assets or contract liabilities in its consolidated balance sheets, the Company discloses information about the amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations (see Note 13). Related to this disclosure, the Company has elected to not disclose information about the amount of contract consideration allocated to remaining performance obligations for certain contracts that have original expected durations of one year or less. This may occur with contracts for sales of real estate that are executed as of the end of the period with control of the underlying assets to be transferred to the customer subsequent to the end of the period. The closing date of such transactions will generally occur within one year or less of the contract execution date.
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
Impairment of Long-Lived Assets Held and Used and Finite-Lived Intangible Assets: Long-lived assets held and used, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. Refer to Note 24 for further discussion.
Impairment of Investments in Affiliates: The Company's investments in affiliates that are accounted for under the equity method are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is believed to be other-than-temporary. Refer to Note 5 for further discussion.
Share-Based Compensation: The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 16.
Employee Benefit Plans: The Company provides a wide range of benefits to existing employees and retired employees, including single-employer defined benefit plans, postretirement, defined contribution plans, post-employment and health care benefits. The Company records amounts relating to these plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost rate trends. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current economic conditions and trends. The Company believes that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 17, are reasonable based on its experience and on advice from its independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations.
Interest and other income (expense), net for the years ended December 31, 2020, 2019 and 2018 included the following (in millions):

	2020	2019	2018
Pension and postretirement benefit (expense)	$(2.6)	$(3.1)	$(3.0)
Interest income	1.7	3.0	1.5
Gain (loss) on sale of joint venture interest	—	2.6	4.2
Reductions in solar investments, net	—	(0.1)	(0.5)
Other income (expense)	1.2	0.8	0.1
Interest and other income (expense), net	$0.3	$3.2	$2.3
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
Recently adopted accounting pronouncements
In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). The guidance clarifies current disclosures and removes several disclosure requirements including accumulated other comprehensive income expected to be recognized over the next fiscal year and amount and timing of plan assets expected to be returned to the employer. The new guidance also requires additional disclosures and, when applicable, explanations for significant gains and losses related to changes in the benefit plan obligation. ASU 2018-14 was effective for fiscal years ending after December 15, 2020. The adoption of this standard did not have any impact on the Company's financial position or results of operations and did not have a significant impact on its disclosures for defined benefit plans (refer to Note 17).
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost and available for sale debt securities, and amended the guidance thereafter. The guidance in ASU 2016-13 and related amendments was codified into ASC 326. ASC 326 amended prior guidance on the impairment of financial instruments by adding an impairment model based on expected losses rather than incurred losses that would be recognized through an allowance for credit losses. Amendments included in ASC 326 further clarified that operating lease receivables are not within the scope of ASC 326 and are to remain governed by lease guidance.
The Company completed its adoption of the provisions of ASU 2016-13, as amended, with an effective date of January 1, 2020, using a modified retrospective approach for its financial assets in the scope of ASC 326, which consisted of in-scope financial assets held at amortized cost (presented as part of the Company's accounts and retention receivables, other receivables and other contract assets). As a result of the guidance, the Company is required to estimate and record non-cash credit losses related to these financial assets and expand its credit quality disclosures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable guidance. The Company recorded a net decrease of $4.1 million to total equity as of January 1, 2020, with a corresponding increase to previously recorded valuation accounts for its financial assets held at amortized cost for the cumulative effect of adopting ASC 326. The new standard did not have a material impact to any of the Company's other financial assets or instruments presented on its consolidated balance sheet. The Company further evaluated the impact of adopting ASC 326 on income tax accounting and recorded corresponding deferred tax assets related to the valuation accounts which were offset by the valuation allowance on its recorded deferred taxes (refer to Note 18).

The following table illustrates the impact of the Company's adoption of ASC 326 (in millions):

	January 1, 2020
	As Reported under ASC 326	Prior to ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on Accounts receivable and retention	$1.6	$0.3	$1.3
Allowance for credit losses on Other receivables	4.3	1.6	2.7
Allowance for credit losses on costs and estimated earnings in excess of billings on uncompleted contracts[1]	0.1	—	0.1
Total	$6.0	$1.9	$4.1
1 Included in Prepaid expenses and other assets in the consolidated balance sheets.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The guidance amends and removes several disclosure requirements, including the valuation processes for Level 3 fair value measurements. This ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption of this standard did not have a material impact on the Company's consolidated financial statements or footnote disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.
Reclassifications in conjunction with recently adopted accounting pronouncements
In conjunction with its adoption of ASC 326 with an effective date of January 1, 2020, the Company made certain reclassifications in its presentation of the consolidated balance sheets for amounts related to contract receivables and financing receivables and, as a result, certain amounts in the prior year have been reclassified to conform to the current year presentation; such reclassifications were not material to the consolidated financial statements. One such reclassification was to present interest receivables in the same line as the related financing receivables (affecting Accounts receivable, net and Other receivables). Another was to aggregate Accounts receivable, net and Contracts retention into a single line item in the accompanying consolidated balance sheets (refer to Note 13 where such balances will continue to be presented separately). Further, certain amounts historically related to the allowance for doubtful accounts were reclassified under current presentation (e.g., certain amounts are now presented under the allowance for credit losses calculated under ASC 326 as described in Note 6 to the consolidated financial statements).
Recently issued accounting pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, establishing ASC Topic 848, and amended the standard thereafter ("ASC 848"). ASC 848 provides optional practical expedients and exceptions related to the impacts of reference rate reform that affect certain debt, leases, derivatives and other contracts if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Reference rate reform has not had a material impact on any of the Company's existing contracts, therefore, the Company has not elected to apply any of the optional practical expedients and exceptions under ASC 848 as of the current date. The Company will assess future changes in its contracts and the impact of electing to apply the optional practical expedients and exceptions provided by ASC 848 as they occur, but does not expect their application will have a material effect on its financial position or results of operations.

3.     Real Estate Property, Net and Other Property, Net
Real estate property, net as of December 31, 2020 and 2019 includes the following (in millions):

	2020	2019
Land	$769.6	$768.8
Buildings	696.0	692.4
Other property improvements	84.1	79.0
Subtotal	1,549.7	1,540.2
Accumulated depreciation	(154.4)	(127.5)
Real estate property, net	$1,395.3	$1,412.7
Other property, net, as of December 31, 2020 and 2019 was as follows (in millions):

	2020	2019
Land	$39.3	$38.4
Buildings	18.5	19.7
Asphalt plants, machinery and equipment	104.4	105.5
Water, power and sewer systems	19.7	30.6
Other property improvements	6.4	6.8
Subtotal	188.3	201.0
Accumulated depreciation	(77.5)	(76.6)
Other property, net	$110.8	$124.4
As noted in Note 2, the Company may capitalize a portion of interest costs incurred to long-lived assets for developments, major redevelopments and other projects that meet certain criteria. Total interest costs incurred were $30.6 million, $34.1 million, and $35.9 million in 2020, 2019 and 2018, respectively. Capitalized interest costs related to development activities were $0.3 million, $1.0 million and $0.6 million in 2020, 2019 and 2018, respectively.
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $38.8 million, $35.6 million and $32.5 million, respectively.
4.    Acquisitions and Intangible Assets, Net
The Company did not execute any real estate asset acquisitions during the year ended December 31, 2020.
Acquisitions in 2019
During the year ended December 31, 2019, the Company acquired five commercial real estate assets for $218.4 million that were accounted for as asset acquisitions. Such acquisitions were structured as like-kind exchanges in accordance with Code §1031, using cash proceeds from the Agricultural Land Sale.
The allocation of purchase price to the aggregate assets acquired and liabilities assumed in connection with the five commercial real estate acquisitions in 2019 was as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Land	$106.9
Property and improvements	91.3
In-place leases	23.2
Favorable leases	4.3
Total assets acquired	$225.7

Liabilities assumed:
Unfavorable leases	$7.3
Total liabilities assumed	$7.3
Net assets acquired	$218.4

As of the acquisition date, the weighted-average amortization periods of the in-place and favorable leases were approximately 8.2 years and 4.7 years, respectively. The weighted-average amortization period of the unfavorable leases was approximately 18.6 years.
Acquisitions in 2018
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
The allocation of purchase price to assets acquired and liabilities assumed were as follows (in millions):

Fair value of assets acquired and liabilities assumed
Assets acquired:
Land	$92.8
Property and improvements	173.9
In-place leases	32.0
Favorable leases	6.7
Total assets acquired	$305.4

Liabilities assumed:
Unfavorable leases	$2.7
Notes payable and other debt[1]	61.0
Total liabilities assumed	$63.7
Net assets acquired	$241.7
1 Includes a fair value adjustment of $1.0 million.
As of the acquisition date, the weighted-average amortization periods of the in-place and favorable leases were approximately 12.4 years and 11.7 years, respectively. The weighted-average amortization period of the unfavorable leases was approximately 11.5 years.
Intangible assets, net
Real estate intangible assets, net and other intangible assets included in Prepaid expenses and other assets as of December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
In-place leases	$125.0	$125.2
Favorable leases	29.0	29.0
Accumulated amortization of in-place leases	(73.8)	(63.4)
Accumulated amortization of favorable leases	(18.3)	(15.9)
Real estate intangible assets, net	$61.9	$74.9

Other intangible assets	$20.4	$20.2
Accumulated amortization of other intangible assets	(10.2)	(7.9)
Other intangible assets, net	$10.2	$12.3

Total intangible asset amortization expense was $14.5 million, $12.5 million, and $8.7 million for 2020, 2019 and 2018, respectively. Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated Amortization
2021	$11.5
2022	9.1
2023	8.1
2024	5.8
2025	5.4
5.     Investments in Affiliates
The Company's investments in affiliates consist principally of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting. Operating results presented in the Company's consolidated statements of operations include the Company's proportionate share of net income (loss) from its equity method investments.
The Company’s carrying value of investments in affiliates totaled $169.6 million and $167.6 million as of December 31, 2020 and 2019, respectively. The amounts of the Company’s investment as of December 31, 2020 and 2019 that represent undistributed earnings of investments in affiliates were approximately $10.6 million and $9.2 million, respectively. Dividends and distributions from unconsolidated affiliates totaled $6.1 million in 2020, $12.4 million in 2019 and $51.1 million in 2018.
A summary of combined assets and liabilities reported by such entities accounted for by the equity method as of December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Current assets	$73.0	$79.3
Non-current assets	688.0	697.9
Total assets	$761.0	$777.2

Current liabilities	$33.5	$27.1
Non-current liabilities	96.7	109.0
Total liabilities	$130.2	$136.1
A summary of combined operating results reported by such entities accounted for by the equity method for each of the years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	2020	2019	2018
Revenues	$174.2	$191.9	$243.6
Operating costs and expenses	147.1	173.0	209.7
Gross profit (loss)	$27.1	$18.9	$33.9
Income (loss) from Continuing Operations*	$12.1	$6.6	$17.4
Net Income (loss)*	$11.6	$6.6	$16.5
* Includes earnings from equity method investments held by the investee.
The carrying value of the Company's investment in Kukui‘ula, which includes capital contributed by the Company to the joint venture and the value of land initially contributed, net of joint venture earnings and losses and impairments, was $118.7 million and $116.2 million as of December 31, 2020 and 2019, respectively. The total capital contributed to the joint venture by the Company as a percent of total committed was approximately 62% as of December 31, 2020. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture and, therefore, accounts for its investment using the equity method. Due to the complex nature of cash distributions to the members, net income of the joint venture is allocated to the members, including the Company, using the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the book value of net assets of the venture, excluding capital contributions and distributions made during the period.

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
Weakness in particular real estate markets, difficulty in obtaining or renewing project-level financing or development approvals, and changes in the Company’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future. In the year ended December 31, 2020, the Company did not recognize any impairments of investments in affiliates.
During the fourth quarter of 2018, the Company recorded impairments of investments in affiliates of $188.6 million. This amount was primarily driven by an impairment in its investment in Kukui‘ula. In 2018, the Company determined that its investment in Kukui‘ula was other-than-temporarily impaired as a result of changing its strategy and no longer intending to hold its investment through the duration of the project. As a result, the Company estimated the fair value of its investment in Kukui‘ula (using a discounted cash flow model) to be below its carrying value and recorded the non-cash, other-than-temporary impairment. The Company classified the fair value measurement as Level 3. The weighted average discount rate used in the valuation was 18.0%.
6.     Allowances and Other Reserves
The Company reduces recorded amounts for accounts receivable and other financial assets by various allowances and reserve accounts. Effective January 1, 2020, the Company adopted ASC 326 and certain amounts previously recorded in the allowance for doubtful accounts or in other allowances for financing receivables were reclassified to an allowance for credits losses. Also, effective January 1, 2019, the Company adopted guidance under the new lease standards ("ASC 842") and reclassified certain amounts previously in the allowance for doubtful accounts into a reserve for cash basis tenants (i.e., reserves on receivables for which the Company assessed that the tenant's future payment of amounts due under leases is not probable).

The following table presents the balances and activity (including reclassifications) in the various allowance and reserve accounts related to the Company's accounts receivable and financial assets for the three years ended December 31, 2020, 2019 and 2018 (in millions):

	Balance at beginning of year	Impact of adoption of ASC 326[1]	Impact of adoption of ASC 326[2]	Additions[3]	Deductions or other[4]	Balance at end of year
Year ended December 31, 2020
Deducted from assets
Reserve for cash basis tenants	$0.9	$—	$—	$10.6	$1.2	$12.7
Allowance for doubtful accounts	$0.6	(0.3)	—	3.6	(1.3)	$2.6
Reserve for contract credits	$2.3	—	—	—	—	$2.3
Allowance for credit losses - financing receivables	$—	1.6	2.7	(0.4)	—	$3.9
Allowance for credit losses - contract assets	$—	0.3	1.4	(0.9)	(0.1)	$0.7
Loans allowance	$1.6	(1.6)	—	—	—	$—
Other reserves	$0.4	—	—	—	(0.4)	$—

Year ended December 31, 2019
Deducted from assets
Reserve for cash basis tenants	$—	—	—	—	0.9	$0.9
Allowance for doubtful accounts	$2.0	—	—	(0.4)	(1.0)	$0.6
Reserve for contract credits	$—	—	—	2.3	—	$2.3
Loans allowance	$1.6	—	—	—	—	$1.6
Other reserves	$0.4	—	—	—	—	$0.4

Year ended December 31, 2018
Deducted from assets
Allowance for doubtful accounts	$1.4	—	—	1.3	(0.7)	$2.0
Loans allowance	$1.6	—	—	—	—	$1.6
Other reserves	$0.4	$—	$—	$—	$—	$0.4
1 Reclassifications from other reserves or allowances that fall into the scope of ASC 326.
2 Impact of adoption of ASC 326 recorded against total equity.
3 Net provisions charged against income.
4 Write offs or other activity (e.g., reclassifications for movement of allowances to cash basis reserves).
During the year ended December 31, 2020, additional tenants were identified and designated as cash basis tenants and amounts for such tenants previously accounted for in the allowance for doubtful accounts were reclassified into the reserve for cash basis tenants. Refer to Note 14 for further discussion on current period charges related to the Company's assessment of collectability on amounts due under leases. Note that under ASC 842, such charges and reserve activity reflect a reversal of the revenue and receivable balance originally recorded.
The allowance for credit losses for financing receivables relates to three assets that originated as part of transactions in the Land Operations segment. The credit quality of the Company's financing receivables is monitored each reporting period on an individual asset basis using specific information on the counterparties in these transactions. The first originated in 2008 and had an amortized cost basis of $1.6 million as of both the adoption date of January 1, 2020 and December 31, 2020. Based on individual credit quality indicators of the counterparty as of the adoption date and December 31, 2020, the most likely outcome of expected cash flows for the asset in a range of possible outcomes (i.e., the single best estimate) was zero and, as a result, the Company recorded a full allowance for credit losses for the financing receivable on adoption of ASC 326 as of January 1, 2020 and as of December 31, 2020. The second financing receivable within Land Operations was generated in 2016 and had an amortized cost basis of $13.5 million and $11.1 million as of the adoption date of January 1, 2020 and December 31, 2020, respectively. The third financing receivable within Land Operations was generated in 2017 and had an amortized cost basis of $2.6 million and $2.7 million as of the adoption date of January 1, 2020 and December 31, 2020, respectively. The second and third financing receivables were evaluated based on the credit quality indicators of the respective counterparties (as well as reasonable and supportable forecasts of future conditions that are relevant to determining the expected collectability of the receivable) as of the adoption date and December 31, 2020 and the estimated allowance for credit losses was calculated using a discounted cash flow approach.
The allowance for credit losses for contract assets relates to trade receivables in the M&C segment that are due in one year or less and resulted from revenue transactions from contracts with customers.
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
7.    Inventories
Inventories are stated at the lower of cost (principally average cost, first-in, first-out basis) or net realizable value. Inventories as of December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Asphalt	$4.2	$8.0
Processed rock and sand	7.9	6.6
Work in progress	3.2	2.9
Retail merchandise	2.1	2.0
Parts, materials and supplies inventories	1.0	1.2
Total	$18.4	$20.7
8.    Goodwill
The Company's goodwill balance as of December 31, 2020 and 2019 was $10.5 million and $15.4 million, respectively. As of December 31, 2019, the goodwill balance was attributable to three reporting units in the M&C segment - GPC (primarily consisting of the Grace Pacific’s quarry, paving, and liquid asphalt operations), GPRS (primarily consisting of Grace Pacific’s roadway and maintenance solutions operations) and GPRM (primarily consisting of Grace Pacific’s prestressed and precast concrete operations) - and the CRE reporting unit, which is also a reportable segment. During the year ended December 31, 2020, the Company disposed of the GPRM reporting unit in its entirety and derecognized the associated goodwill.

The changes in the carrying amount of goodwill (for each period a consolidated balance sheet is presented) allocated to the Company's reportable segments starting with the year ended December 31, 2019 and continuing to the year ended December 31, 2020 were as follows (in millions):

	Materials & Construction	Commercial Real Estate	Total
Carrying amount of goodwill:
Gross amount of goodwill	$93.6	$8.7	$102.3
Accumulated impairment losses	(37.2)	—	(37.2)
Balance, January 1, 2019	$56.4	$8.7	$65.1

Impairment losses	(49.7)	—	(49.7)

Carrying amount of goodwill:
Gross amount of goodwill	93.6	8.7	102.3
Accumulated impairment losses	(86.9)	—	(86.9)
Balance, December 31, 2019	$6.7	$8.7	$15.4

Gross amount of goodwill included in disposal	(7.1)	—	(7.1)
Accumulated impairment losses included in disposal	2.2	—	2.2

Carrying amount of goodwill:
Gross amount of goodwill	86.5	8.7	95.2
Accumulated impairment losses	(84.7)	—	(84.7)
Balance, December 31, 2020	$1.8	$8.7	$10.5
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
Based on the results of the valuation performed in conjunction with the Company's annual goodwill impairment test in 2019, the carrying amounts of the GPC and GPRS reporting units exceeded their estimated fair values and goodwill was determined to be impaired. The decline in fair value was due primarily to persisting, competitive market pressures that negatively affected sales and margins. As a result, the Company recorded a non-cash impairment charge of $37.2 million during the fourth quarter of 2018.

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
9.    Fair Value Measurements
The fair value of the Company's cash and cash equivalents, accounts receivable, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.
The fair value of the Company's notes receivable approximates the carrying amount of $11.5 million at December 31, 2020. The fair value and carrying amount of these notes was $15.7 million at December 31, 2019. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as a Level 3 measurement in the fair value hierarchy.
At December 31, 2020, the carrying amount of the Company's notes payable and other debt was $687.1 million and the corresponding fair value was $704.1 million. At December 31, 2019, the carrying amount of the Company's notes payable and other debt was $704.6 million and the corresponding fair value was $727.3 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 3).
The Company records its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2 measurements) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs (refer to Note 11 for fair value information regarding the Company's derivative instruments).
During the years ended December 31, 2020, 2019 and 2018, the Company recorded aggregate impairment charges of $5.6 million, $49.7 million and $79.4 million related to goodwill and/or other long-lived assets. During the year ended December 31, 2018, the Company recorded an other-than-temporary-impairment charge of $188.6 million related to equity method investments (refer to Note 5). The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates and management assumptions.

10.     Notes Payable and Other Debt
As of December 31, 2020 and 2019, Notes payable and other debt consisted of the following (in millions):

			Principal Outstanding
Debt	Interest Rate (%)	Maturity Date	December 31, 2020	December 31, 2019
Secured:
Kailua Town Center	(1)	2021	$9.8	$10.2
Kailua Town Center #2	3.15%	2021	4.5	4.6
Heavy Equipment Financing	(2)	(2)	3.2	3.6
Laulani Village	3.93%	2024	61.3	62.0
Pearl Highlands	4.15%	2024	81.4	83.4
Manoa Marketplace	(3)	2029	57.9	59.5
Subtotal			$218.1	$223.3
Unsecured:
Series D Note	—%	2020	—	16.2
Bank syndicated loan	(4)	2023	50.0	50.0
Series A Note	5.53%	2024	28.4	28.5
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	46.0	46.0
Series C Note	5.56%	2026	22.0	23.0
Series F Note	4.35%	2026	19.7	22.0
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	29.6	35.0
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$358.2	$383.2
Revolving Credit Facilities:
GLP Asphalt revolving credit facility	(5)	2021	—	—
A&B Revolver	(6)	2022	111.0	98.7
Subtotal			$111.0	$98.7
Total Debt (contractual)			$687.3	$705.2
Unamortized debt premium (discount)			—	(0.1)
Unamortized debt issuance costs			(0.2)	(0.5)
Total debt (carrying value)			$687.1	$704.6

(1) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(2) Loans have a weighted average stated interest rate of approximately 3.0% and stated maturity dates ranging from 2021 to 2024.
(3) Loan has a stated interest rate of LIBOR plus 1.35% but is swapped through maturity to a 3.14% fixed rate.
(4) Loan has a stated interest rate of LIBOR plus 2.00% but is swapped through maturity to a 3.35% fixed rate.
(5) Loan has a stated interest rate of LIBOR plus 1.25%.
(6) Loan has a stated interest rate of LIBOR plus 2.05%, based on pricing grid.
The Company's notes payable and other debt is categorized between debt instruments secured by real estate improved properties or other assets ("Secured Debt"), unsecured notes payable and other term loans ("Unsecured Debt") and lines of credit and borrowings under revolving credit facilities ("Revolving Credit Facilities") which includes the existing revolving credit facility used for general Company purposes ("A&B Revolver"), as well as a revolving credit facility related to one of the consolidated subsidiaries in the M&C segment (the "GLP Asphalt Revolving Credit Facility").
Secured Debt
Kailua Town Center: On December 20, 2013, the Company consummated the acquisition of the Kailua Portfolio, a collection of retail assets on Oahu. In connection with the acquisition of the Kailua Portfolio, the Company assumed a $12.0 million mortgage note, which matures in September 2021, and an interest rate swap that effectively converts the floating rate debt to a fixed rate of 5.95% (refer to Note 11). As of December 31, 2020, the balance of the mortgage note was $9.8 million.

The Company also secured a $5.0 million second mortgage on the Kailua Portfolio during the first quarter of 2017, which bears interest at 3.15% and matures in 2021. The second mortgage has an outstanding balance at December 31, 2020 of $4.5 million.
Heavy Equipment Financing: In connection with the M&C segment, the Company enters into leases for machinery and equipment related to its businesses that are classified as finance leases. Finance leases are further discussed in Note 15.
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
Pearl Highlands: On September 17, 2013, the Company consummated the acquisition of Pearl Highlands Center in Pearl City, Oahu. In connection with the acquisition, the Company assumed a $59.3 million mortgage loan secured by Pearl Highlands Center. On December 1, 2014, the loan was refinanced to increase the amount of the loan to $92.0 million (bearing interest at 4.15%). The refinanced loan requires monthly principal and interest payments of approximately $0.4 million and requires a final principal payment of approximately $73.0 million due on December 8, 2024.
Manoa Marketplace: In 2016, the Company, through wholly-owned subsidiaries, entered into a $60.0 million mortgage loan agreement secured by Manoa Marketplace with First Hawaiian Bank ("FHB"). Such loan bears interest at LIBOR plus 1.35% and requires principal and interest payments over the term with a final principal payment of $41.7 million due on August 1, 2029. The Company had previously entered into an interest rate swap with a notional amount equal to the principal amount on the debt to fix the variable interest rate on the related periodic interest payments at an effective rate of 3.14% (refer to Note 11).
Assets Pledged as Collateral: The gross book value of the commercial real estate assets pledged as collateral described above at December 31, 2020 was $375.5 million.
Unsecured Debt
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
In September 2017, the Company entered into an amendment of the Prudential Agreement (the "Pru Amendment"), which amended certain covenants (see below). Additionally, the Pru Amendment included a provision for a contingent incremental interest rate increase of 20 basis points on all outstanding notes that was based on the Company's ratio of debt to total adjusted asset value (as defined in the Pru Amendment) measured against the provision's allowed ratio 0.35 to 1.0 from the date of the amendment through September 30, 2018. If triggered, the contingent interest rate adjustment would continue until such time that the Company's ratio of debt to total adjusted asset value declined to 0.35 to 1.0 or below (at which point the provision would have no further force or effect). In October 2018, the provision was triggered and interest rates for all Prudential Series Notes increased by 20 basis points. In March 2019, based on the Company's subsequent leverage-based ratio falling below the provision's threshold, the interest rates for all Prudential Series Notes returned to their originally stated amounts at the time of the borrowing.
Bank Syndicated Loan: In February 2018, the Company entered into an agreement with Wells Fargo Bank, National Association ("Wells Fargo") and a syndicate of other financial institutions that provides for a $50.0 million term loan facility ("Wells Fargo Term Facility" or "Bank Syndicated Loan"). The Company also drew $50.0 million under the Wells Fargo Term Facility in February 2018 and used such term loan proceeds to repay amounts that were borrowed under revolving credit facilities described below. Borrowings under the Wells Fargo Term Facility bear interest at a variable base rate, as defined, plus a margin that is determined using a leverage based pricing grid. In February 2020 the Company entered into an interest rate swap agreement with a notional amount equal to the principal amount of the debt to fix the variable interest rate on the related periodic interest payments resulting in an effective rate (subject to changes in the margin based on a pricing grid) of 3.35% as of December 31, 2020 (refer to Note 11).

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
Revolving credit facilities
GLP Asphalt Revolving Credit Facility: At December 31, 2017, the Company had, at one of its consolidated subsidiaries, GLP Asphalt, a $30.0 million line of credit (the "GLP Asphalt Revolving Credit Facility"). The GLP Asphalt Revolving Credit Facility is collateralized by the subsidiary's accounts receivable, inventory and equipment and may only be used for asphalt purchase. The Company and the noncontrolling interest holders are guarantors, on a several basis, for their pro rata shares (based on membership interests) of borrowings under the line of credit. In September 2018, GLP Asphalt entered into a Third Amended Credit Agreement with Wells Fargo, which amended and extended its existing $30.0 million committed revolving credit facility, reduced the interest rate by 25 basis points and added a fee of 20 basis points on the unused amount of the GLP Asphalt Revolving Credit Facility. The GLP Asphalt Revolving Credit Facility maturity has a current maturity of April 26, 2021.
The GLP Asphalt Revolving Credit Facility contains certain restrictive covenants. Based on its net income after taxes in the year ended December 31, 2019 and December 31, 2020, GLP was not in compliance with all of the covenants and received waivers on such requirements. As noted in the table above, as of December 31, 2019 and December 31, 2020, there was no outstanding balance on the GLP Asphalt Revolving Credit Facility.
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
At December 31, 2020, the Company had $111.0 million of revolving credit borrowings outstanding, $1.1 million in letters of credit had been issued against the facility, and $337.9 million remained available.
Covenants under A&B Revolver and Pru Amendment (subsequent to amendments)
The principal amendments under the A&B Revolver and the Pru Amendment are as follows:
•An increase in the maximum ratio of debt to total adjusted asset value from 0.5:1.0 to 0.6:1.0.
•An increase in the aggregate maximum amount of priority debt at any time from 20% to 25%.
•Allows the Company to consummate the holding company merger to adopt certain governance changes and facilitate the Company's ongoing compliance with REIT requirements.
•Sets the minimum shareholders' equity amount to be $850.6 million plus 75% of the net proceeds received from equity issuances, less non-recurring costs related to the REIT conversion, among other additions and subtractions.
•Allows for the payment of minimum dividends required to maintain REIT status and other dividends in any amount so long as no event of default shall then exist or would exist after giving effect to such dividends.

Debt principal payments
At December 31, 2020, debt principal payments and maturities during the next five years and thereafter and the corresponding amount of unamortized deferred financing costs or debt discounts or premiums were as follows (in millions):

	Scheduled principal payments
	2021	2022	2023	2024	2025	There- after	Total Principal	(Unamort Debt Issue Cost)/ (Discount) Premium	Total
Secured debt	$20.4	$6.0	$5.9	$134.9	$1.9	$49.0	$218.1	$(0.1)	$218.0
Unsecured debt	23.1	24.1	78.6	22.0	38.3	172.1	358.2	(0.1)	358.1
Revolving credit facilities	—	111.0	—	—	—	—	111.0	—	111.0
Total Notes payable and other debt	$43.5	$141.1	$84.5	$156.9	$40.2	$221.1	$687.3	$(0.2)	$687.1

11.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed-rate and variable-rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash flow hedges of interest rate risk
The Company has two interest rate swap agreements designated as cash flow hedges whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Interest Rate	December 31, 2020	December 31, 2020	December 31, 2019	Balance Sheet
4/7/2016	8/1/2029	3.14%	$57.9	$(4.8)	$(0.2)	Accrued and other liabilities
2/13/2020	2/27/2023	3.35%	$50.0	$(1.3)	N/A	Accrued and other liabilities
Liabilities related to the interest rate swap are presented within Accrued and other liabilities and assets are presented within Prepaid expenses and other assets in the consolidated balance sheets. The changes in fair value of the cash flow hedge are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
The following table represents the pre-tax effect of the derivative instruments in the Company's consolidated statement of comprehensive income (loss) during the years ended December 31, 2020 and 2019 (in millions):

	2020	2019
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$(6.9)	$(4.0)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$1.0	$(0.1)
As of December 31, 2020, the Company expects to reclassify $1.6 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.

Non-designated hedges
As of December 31, 2020, the Company has one interest rate swap that has not been designated as a cash flow hedge, whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Interest Rate	December 31, 2020	December 31, 2020	December 31, 2019	Balance Sheet
1/1/2014	9/1/2021	5.95%	$9.8	$(0.3)	$(0.5)	Accrued and other liabilities
The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in Interest and other income (expense), net in its consolidated statements of operations. There were $0.2 million of gains recognized in 2020 and no amounts recognized in 2019 related to changes in fair value.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.
12.    Commitments and Contingencies
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's consolidated balance sheets as of December 31, 2020:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.1 million as of December 31, 2020. These letters of credit primarily relate to the Company's workers' compensation plans and construction activities; if drawn upon the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's construction and real estate activities totaled $277.9 million as of December 31, 2020. Approximately $258.6 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds); if drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of December 31, 2020, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $59.2 million.
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
•Guarantees of indebtedness may be provided by the Company for the benefit of financial institutions providing credit to unconsolidated equity method investees. As of December 31, 2020, the Company had one arrangement with third party lenders that provided for a limited guarantee on any outstanding amounts related to an unconsolidated equity method investee's line of credit; related to borrowings on such line of credit by the equity method investee, there was none outstanding as of December 31, 2020.
The recorded amounts of the bond indemnities and guarantee of indebtedness were not material individually or in the aggregate. Other than those described above, obligations of the Company's joint ventures do not have recourse to the Company, and the Company's "at-risk" amounts are limited to its investment.

Legal proceedings and other contingencies
Prior to the sale of approximately 41,000 acres of agricultural land on Maui to Mahi Pono Holdings, LLC ("Mahi Pono") in December 2018, the Company, through East Maui Irrigation Company, LLC ("EMI"), also owned approximately 16,000 acres of watershed lands in East Maui and also held four water licenses to approximately 30,000 acres owned by the State of Hawai‘i in East Maui. The sale to Mahi Pono included the sale of a 50% interest in EMI (which closed February 1, 2019), and provided for the Company and Mahi Pono, through EMI, to jointly continue the existing process to secure a long-term lease from the State for delivery of irrigation water to Mahi Pono for use in Central Maui.
The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the completion by the BLNR of a contested case hearing it ordered to be held on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties (Healoha Carmichael; Lezley Jacintho; and Na Moku Aupuni O Ko‘olau Hui) filed a lawsuit on April 10, 2015 (the "Initial Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit asked the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to reaffirm its prior decisions to keep the permits in holdover status. This decision by the BLNR was challenged by the three parties. In January 2016, the court ruled in the Initial Lawsuit that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year (the "Initial Ruling"). The Initial Ruling was appealed to the Intermediate Court of Appeals ("ICA") of the State of Hawai‘i.
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
In June 2019, the ICA vacated the Initial Ruling, effectively reversing the determination that the BLNR lacked authority to keep the revocable permits in holdover status beyond one year (the "ICA Ruling"). The ICA remanded the case back to the trial court to determine whether the holdover status of the permits was both (a) "temporary" and (b) in the best interest of the State, as required by statute. The plaintiffs filed a motion with the ICA for reconsideration of its decision, which was denied on July 5, 2019. On September 30, 2019, the plaintiffs filed a request with the Supreme Court of Hawai‘i to review and reverse the ICA Ruling. On November 25, 2019, the Supreme Court of Hawai‘i granted the plaintiffs' request to review the ICA Ruling. On October 11, 2019, the BLNR took up the renewal of all the existing water revocable permits in the state, acting under the ICA Ruling, and approved the continuation of the four East Maui water revocable permits for another one-year period through December 31, 2020; additionally, on November 13, 2020, another renewal of such permits through December 31, 2021 was approved by the BLNR.
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B and EMI, seeking to invalidate the 2019 extension of the revocable permits for, among other things, failure to perform an EA. The lawsuit also seeks to have the BLNR enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA has been dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. In connection with A&B’s obligation to continue the existing process to secure a long-term water lease from the State, A&B and EMI will defend against the remaining claims made by the Sierra Club.
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

13.     Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate, Land Operations and Materials & Construction segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 14 for further discussion of lessor income recognition. The Land Operations and Materials & Construction segments generate revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the years ended December 31, 2020, 2019 and 2018 was as follows (in millions):

	2020	2019	2018
Revenues:
Commercial Real Estate	$150.0	$160.6	$140.3
Land Operations:
Development sales revenue	7.9	57.2	54.3
Unimproved/other property sales revenue	9.7	32.4	210.5
Other operating revenue	23.0	24.5	24.7
Land Operations	40.6	114.1	289.5
Materials & Construction	114.7	160.5	214.6
Total revenues	$305.3	$435.2	$644.4
Timing of revenue recognition may differ from the timing of invoicing to customers. Certain construction contracts include retainage provisions that are customary in the industry (i.e., are not for financing purposes) and are included in Accounts receivable and contracts retention, net. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customers. Within Prepaid and other assets, the Company records assets for "costs and estimated earnings in excess of billings on uncompleted contracts" which represent amounts earned and reimbursable under contracts, but have a conditional right for billing and payment, such as achievement of milestones or completion of the project. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced. Within Accrued and other liabilities, the Company records liabilities for "billings in excess of costs and estimated earnings on uncompleted contracts" which represent billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of December 31, 2020 and 2019:

(in millions)	2020	2019
Accounts receivable	$39.5	$43.6
Contracts retention	7.3	8.6
Allowances (credit losses and doubtful accounts)	(3.3)	(0.6)
Accounts receivable and retention, net	$43.5	$51.6
Costs and estimated earnings in excess of billings on uncompleted contracts	$2.3	$10.0
Billings in excess of costs and estimated earnings on uncompleted contracts	$8.5	$7.9
Variable consideration[1]	$62.0	$62.0
Other deferred revenue	$4.9	$5.6
1Variable consideration deferred as of the period end related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price (refer to Note 23).
For the year ended December 31, 2020, the Company recognized revenue of approximately $7.4 million related to the Company's contract liabilities reported as of December 31, 2019. For the year ended December 31, 2019, the Company recognized revenue of approximately $4.7 million related to the Company's contract liabilities reported as of December 31, 2018.
Regarding other information related to the Company's contracts with customers, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not material in any of the periods presented. Further, the total amount of the transaction price allocated to either wholly unsatisfied or partially satisfied performance obligations was $120.8 million and $75.7 million as of December 31, 2020 and 2019, respectively. The Company expects to recognize approximately 50% to 60% of this contract consideration as revenue in 2021, with the remaining recognized thereafter.
Finally, additional information related to uncompleted contracts (presented in the contract assets and contract liabilities table above) as of December 31, 2020 and 2019 is as follows (in millions):

	2020	2019
Costs incurred on uncompleted contracts	$389.8	$339.3
Estimated earnings	41.1	38.3
Subtotal	430.9	377.6
Billings to date	(437.1)	(375.5)
Total	$(6.2)	$2.1
14.     Leases - The Company As Lessor
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
The Company continues to assess collectability on all such amounts due under leases and only recognizes revenue to the extent such amounts are probable of collection (or payment is received). During the year ended December 31, 2020, the Company projected a higher amount of uncollectable tenant billings due to COVID-19 and, as a result, the Company recorded reductions in revenue of $15.4 million related to aggregate charges for CRE accounts receivable and unbilled straight-line lease receivables for which the Company assessed that the tenant's future payment of amounts due under leases was not probable. Further, during the year ended December 31, 2020, the Company recorded reductions of revenue of $3.6 million related to the allowance for doubtful accounts for other impacted operating lease receivables.
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
The historical cost of, and accumulated depreciation on, leased property as of December 31, 2020 and 2019 was as follows (in millions):

	2020	2019
Leased property - real estate	$1,525.3	$1,511.3
Less: Accumulated depreciation	(152.2)	(125.0)
Property under operating leases, net	$1,373.1	$1,386.3

Total rental income (i.e., revenue) under these operating leases relating to lease payments and variable lease payments were as follows (in millions):

	2020	2019
Lease payments	$113.7	$111.2
Variable lease payments	39.3	51.8
Total rental income	$153.0	$163.0
Under historical lease guidance, contingent rentals amounted to $4.7 million for the year ended December 31, 2018.
Contractual future lease payments to be received on non-cancelable operating leases as of December 31, 2020 were as follows (in millions):

2021	$119.3
2022	109.2
2023	98.4
2024	85.4
2025	73.2
Thereafter	502.3
Total future lease payments to be received	$987.8

15.    Leases - The Company As Lessee
Principal non-cancelable operating leases include land, office space, harbors and equipment that have lease terms that expire through 2043. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. The Company has equipment under finance leases with lease terms that expire through 2024.
Lease expense for operating leases that provide for future escalations are accounted for on a straight-line basis. For the year ended December 31, 2020, lease expense under operating and finance leases was as follows (in millions):

	2020	2019
Lease cost - operating and finance leases:
Operating lease cost	$4.6	$5.1
Finance lease cost:
Amortization of right-of-use assets	1.2	0.6
Interest on lease liabilities	0.1	0.1
Total lease cost - operating and finance leases	$5.9	$5.8

Amounts related to other lease transactions:
Short-term lease cost	$0.6	$0.7
Variable lease cost	$0.6	$0.5
Sublease income	$0.3	$0.3
For the year ended December 31, 2018, prior to the guidance in ASC 842, lease expense for operating leases totaled $6.1 million.

Other amounts relating to leases segregated between those for finance and operating leases include the following for the year ended December 31, 2020 and December 31, 2019 (in millions):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4.6	$5.3
Operating cash outflows from financing leases	$0.1	$0.1
Financing cash flows from finance leases	$1.2	$0.6
Other details:
Weighted-average remaining lease term (years) - operating leases	9.1	9.3
Weighted-average remaining lease term (years) - finance leases	2.9	3.3
Weighted-average discount rate - operating leases	4.4%	4.4%
Weighted-average discount rate - finance leases	3.2%	3.1%
Future lease payments under non-cancelable operating and finance leases as of December 31, 2020 were as follows (in millions):

	Operating Leases	Finance Leases
2021	$4.6	$1.4
2022	4.6	1.0
2023	3.4	0.7
2024	2.7	0.2
2025	1.2	—
Thereafter	7.9	—
Total lease payments	$24.4	$3.3
Less: Interest	(6.0)	(0.1)
Total lease liabilities	$18.4	$3.2
ROU assets and lease liabilities related to operating leases are presented separately on the consolidated balance sheets. Information for finance leases as of the years ended December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
ROU assets	$4.2	$3.8
Lease liabilities	$3.2	$3.5
16.    Share-Based Payment Awards
The 2012 Incentive Compensation Plan ("2012 Plan") allows for the granting of stock options, restricted stock units and common stock. During 2018, the Company retroactively approved an increase to the shares of common stock reserved for issuance at January 1, 2018 from 4.3 million shares to 5.3 million shares. As of December 31, 2020 there were 1.4 million remaining shares available for grants. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.
The 2012 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs, as more fully described below.
Discretionary Grant Program: Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100% of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of ten years. There were no option grants in 2020, 2019 or 2018, and the Company currently has no plans to issue options in the future.

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
The following table summarizes the Company's stock option activity for the year ended December 31, 2020 (in thousands, except weighted-average exercise price and weighted-average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2020	352.2	$13.95
Exercised	(254.3)	$13.62
Canceled	—	$—
Outstanding, December 31, 2020	97.9	$14.80	1.0 year	$221.7
Vested or expected to vest	97.9	$14.80	1.0 year	$221.7
Exercisable, December 31, 2020	97.9	$14.80	1.0 year	$221.7
The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2020 (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2020	454.7	$27.33
Granted	286.2	$22.01
Vested	(135.3)	$25.14
Canceled	(55.1)	$23.93
Outstanding, December 31, 2020	550.5	$25.44
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
As of December 31, 2020, there was $5.7 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 plan; that cost is expected to be recognized over a period of three years.
The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2020 Grants	2019 Grants	2018 Grants
Volatility of A&B common stock	22.6%	23.6%	22.7%
Average volatility of peer companies	22.5%	24.2%	21.6%
Risk-free interest rate	1.3%	2.5%	2.3%
The weighted-average grant date fair value of the time-based restricted units and market-based performance share units granted in 2020, 2019 and 2018 was $22.01, $20.05 and $28.76, respectively. No compensation cost is recognized for actual forfeitures of time-based or market-based awards if an employee is terminated prior to rendering the requisite service period. There was no tax benefit realized upon vesting for the years ended December 31, 2020, 2019 and 2018.

The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows for the years ended December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Share-based expense:
Time-based and market-based restricted stock units	$5.8	$5.4	$4.7
Total share-based expense	5.8	5.4	4.7
Total recognized tax benefit	—	—	—
Share-based expense (net of tax)	$5.8	$5.4	$4.7

Cash received upon option exercise	$3.5	$2.6	$0.4
Intrinsic value of options exercised	$0.5	$2.6	$0.4
Tax benefit realized upon option exercise	$—	$—	$—
Fair value of stock vested	$3.0	$4.5	$4.0
17.     Employee Benefit Plans
The Company has funded single-employer defined benefit pension plans that cover certain non-bargaining unit employees and bargaining unit employees of the Company, excluding Grace Pacific. In addition, the Company has plans that provide retiree health care and life insurance benefits to certain salaried and hourly employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of credited service. The Company does not pre-fund these health care and life insurance benefits and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.
Benefit Obligations, Plan Assets and Funded Status of the Plans: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2020 and 2019 and are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2020	2019	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation at beginning of year	$204.4	$189.6	$10.1	$10.6	$2.8	$2.7
Service cost	0.8	2.3	0.1	0.1	—	0.1
Interest cost	6.5	8.0	0.3	0.4	0.1	0.1
Plan participants’ contributions	—	—	0.8	0.8	—	—
Actuarial (gain) loss	21.1	19.0	3.7	(0.3)	0.2	0.2
Benefits paid	(14.1)	(14.5)	(1.5)	(1.5)	—	(0.3)
Settlement	—	—	—	—	—	—
Benefit obligation at end of year	$218.7	$204.4	$13.5	$10.1	$3.1	$2.8

Change in Plan Assets
Fair value of plan assets at beginning of year	$190.5	$173.6	$—	$—	$—	$—
Actual return on plan assets	24.2	31.4	—	—	—	—
Employer contributions	—	—	0.7	0.8	—	0.3
Participant contributions	—	—	0.8	0.7	—	—
Benefits paid	(14.1)	(14.5)	(1.5)	(1.5)	—	(0.3)
Settlement	—	—	—	—	—	—
Fair value of plan assets at end of year	$200.6	$190.5	$—	$—	$—	$—

Funded Status (Recognized Liability1)	$(18.1)	$(13.9)	$(13.5)	$(10.1)	$(3.1)	$(2.8)
1 Presented as Accrued pension and post-retirement benefits as of December 31, 2020 and 2019.

Benefit Plan Assets Investment Policies and Target Asset Allocations: As the plan sponsor for its defined benefit pension plan, the Company is responsible for the investment and management of the pension plan assets. The Company manages the pension plan assets based upon a liability-driven investment strategy, which seeks to increase the correlation of the pension plan assets and liabilities to reduce the volatility of the plan's funded status and, over time, improve the funded status of the plan. As a result, the asset allocation of the defined benefit pension plan is weighted toward fixed income investments, which reduces investment volatility, but also reduces investment returns over time. In connection with the liability-driven investment strategy, the Company appointed an investment adviser that directs investments and selects investment options, based on established guidelines.
The Company’s target allocation by asset category as of December 31, 2020, and the weighted-average asset allocations at December 31, 2020 and 2019 were as follows:

	Target	2020	2019
Fixed income securities[1]	100%	99%	99%
Cash and cash equivalents	—%	1%	1%
Total	100%	100%	100%

[1]Fixed income securities include investment-grade corporate bonds from diversified industries and U.S. Treasuries.
Fair Value of Plan Assets: The fair values of the Company’s defined benefit pension plan assets at December 31, 2020 and 2019, by asset category, are as follows (in millions):

	Fair Value Measurements at
	December 31, 2020			December 31, 2019
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Asset Category
Cash and cash equivalents	$1.2	$1.2	$—	$1.2	$1.2	$—
Fixed income securities
U.S. Treasury obligations	—	—	—	—	—	—
Domestic corporate bonds and notes	—	—	—	—	—	—
Foreign corporate bonds	—	—	—	—	—	—
Assets measured at NAV	199.4	—	—	189.3	—	—
Total	$200.6	$1.2	$—	$190.5	$1.2	$—

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
Expected Rate-of-Return on Plan Assets: The expected return on plan assets assumption (3.7% for 2020 according to table on assumptions used in plan accounting below) is principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability-driven investment strategy, and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans with similar asset mixes. For the years ended December 31, 2020 and 2019, the plan assets experienced a positive return of 12.7% and 18.1%, respectively.

Accumulated Benefit Obligation for Defined Benefit Pension Plans: For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service.
In 2007, the Company changed the traditional defined benefit pension plan formula for new non-bargaining unit employees hired after January 1, 2008 and, replaced it with a cash balance defined benefit pension plan formula. Subsequently, effective January 1, 2012, the Company changed the benefits under its traditional defined benefit plans for non-bargaining unit employees hired before January 1, 2008 and, replaced the benefit with the same cash balance defined benefit pension plan formula provided to those employees hired after January 1, 2008. Retirement benefits under the cash balance pension plan formula are based on a fixed percentage of eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the 10-year U.S. Treasury rate. During the year ended December 31, 2019, the Company amended the cash balance pension plan such that, effective January 1, 2020, benefit accruals under the cash balance formula would cease and would be replaced with a non-elective contribution by the Company into a defined contribution plan. All accumulated benefits under the traditional defined benefit pension plan and the cash balance pension plan will remain credited to employees' accounts under the amendments made in 2019. During the year ended December 31, 2020, the Company amended the traditional defined benefit pension plan formula for remaining bargaining unit employees to cease accruals effective January 1, 2021.
The accumulated benefit obligation for the Company’s qualified pension plans was $218.7 million and $204.4 million at December 31, 2020 and 2019, respectively.
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	2021	2022	2023	2024	2025	2026-2030
Estimated Benefit Payments
Pension	$13.2	$13.1	$12.9	$13.2	$12.7	$59.5
Post-retirement Benefits	0.8	0.8	0.7	0.7	0.7	3.3
Non-qualified Plan Benefits	—	1.2	—	—	1.9	—
Total estimated benefit payments	$14.0	$15.1	$13.6	$13.9	$15.3	$62.8
Estimated Future Contributions: Contributions are determined annually for each plan by the Company’s pension Administrative Committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. In 2020, 2019 and 2018, the Company made no contributions to its defined benefit pension plans. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

Net Benefit Cost Recognized and Amounts Recognized in Other Comprehensive Income: Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2020, 2019, and 2018, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits			Non-qualified Plan Benefits
Components of Net Periodic Benefit Cost	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$(0.8)	$(2.3)	$(1.8)	$(0.1)	$(0.1)	$(0.1)	$—	$(0.1)	$(0.1)
Interest cost	(6.5)	(8.0)	(7.4)	(0.3)	(0.4)	(0.4)	(0.1)	(0.1)	(0.1)
Expected return on plan assets	6.8	7.3	8.2	—	—	—	—	—	—
Amortization of net loss	(2.5)	(4.1)	(4.2)	0.1	0.1	(0.3)	(0.1)	—	(0.1)
Amortization of prior service cost	—	0.6	0.5	—	—	—	—	0.1	0.2
Curtailment gain (loss)	—	1.3	—	—	—	—	—	0.1	0.6
Settlement gain (loss)	—	—	—	—	—	—	—	—	(0.1)
Net periodic benefit cost	$(3.0)	$(5.2)	$(4.7)	$(0.3)	$(0.4)	$(0.8)	$(0.2)	$—	$0.4

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net gain (loss)	$(3.8)	$5.2	$(6.5)	$(3.7)	$0.3	$1.4	$(0.2)	$(0.2)	$0.2
Amortization of net loss[1]	2.5	4.1	4.2	(0.1)	(0.1)	0.3	0.1	—	0.1
Prior service credit	—	—	—	—	—	—	—	—	—
Prior service cost	(0.1)	—	—	—	—	—	—	—	—
Amortization of prior service credit[1]	—	(0.6)	(0.5)	—	—	—	—	(0.1)	(0.2)
Curtailment gain recognition of prior service credit[1]	—	(1.3)	—	—	—	—	—	(0.1)	(0.6)
Recognition of settlement loss[1]	—	—	—	—	—	—	—	—	0.1
Total recognized in Other comprehensive income (loss)	(1.4)	7.4	(2.8)	(3.8)	0.2	1.7	(0.1)	(0.4)	(0.4)
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$(4.4)	$2.2	$(7.5)	$(4.1)	$(0.2)	$0.9	$(0.3)	$(0.4)	$—

[1] Represents amortization or recognition of balances previously recorded to Accumulated other comprehensive income (loss) in the consolidated balance sheets and recognized as a component of net periodic benefit cost.

Other components of net periodic benefit costs (other than the service cost component) are recorded in Interest and other income (expense), net in the consolidated statements of operations.
Amounts recognized on the consolidated balance sheets in accumulated other comprehensive income (loss) at December 31, 2020 and 2019 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2020	2019	2020	2019	2020	2019
Net gain (loss), net of taxes	$(48.8)	$(47.4)	$(3.6)	$0.2	$(0.8)	$(0.8)
Unrecognized prior service credit (cost), net of taxes	(0.1)	—	—	—	—	—
Total	$(48.9)	$(47.4)	$(3.6)	$0.2	$(0.8)	$(0.8)

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
Assumptions in Plan Accounting: The weighted average assumptions used to determine benefit information during 2020, 2019, and 2018 were as follows:

	Pension Benefits			Other Post-retirement Benefits			Non-qualified Plan Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Weighted Average Assumptions
Discount rate	2.40%	3.29%	4.33%	2.49%	3.38%	4.38%	1.07%	2.48%	3.78%
Rate of compensation increase	N/A	0.5%-3.0%	0.5%-3.0%	0.5%-3.0%	0.5%-3.0%	0.5%-3.0%	N/A	N/A	N/A
Expected return on plan assets	3.70%	4.30%	4.30%	N/A	N/A	N/A	N/A	N/A	N/A
Interest crediting rates	0.71%	1.68%	3.01%	N/A	N/A	N/A	0.71%	1.68%	3.01%
Initial health care cost trend rate	N/A	N/A	N/A	5.70%	6.00%	6.20%	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A	4.50%	4.50%	4.50%	N/A	N/A	N/A
Year ultimate rate is reached	N/A	N/A	N/A	2037	2037	2037	N/A	N/A	N/A
Multiemployer Plans: Grace Pacific and certain subsidiaries contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover their union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
a.Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company's participation in these plans and the historical activity for the years ended December 31, 2020, 2019 and 2018 are outlined in the table below. Regarding the Hawai‘i Laborers Trust Funds, GPRS and GPRM (as applicable prior the Company's disposal of GPRM in the year ended December 31, 2020) had separate contracts and are presented separately in the table below to reflect the historical contributions by relevant entity.
The "EIN Pension Plan Number" column provides the Employee Identification Number (EIN) and the 3-digit plan number, if applicable. The most recent Pension Protection Act ("PPA") zone status is based on the most recent annual report received from the plan for the following plan year ends (as certified by the plan's actuary) :
•Pension Trust Fund for Operating Engineers Pension Plan - December 31, 2019
•Laborer's National (Industrial) Pension Fund - December 31, 2019
•Hawai‘i Laborer's Trust Funds - February 29, 2020

The zone status listed for each plan is determined, in part and among other factors, as follows:
•Green - plan is funded more than 80%.
•Yellow - meets one of the following criteria: (1) plan is funded between 65% and 80% funded or (2) plan has an accumulated funding deficiency or is expected to have a deficiency in any of the next six years.
•Orange - Plan meets both of the criteria listed above applicable to the yellow zone.
•Red - Plan is less than 65% funded and is in need of reorganization.
The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented and the "Surcharge Imposed" column represents whether the Company has paid a surcharge to the plan as of December 31, 2020. The "Expiration Date" column describes the expiration dates of the collective-bargaining agreements requiring contributions to the plan.

			FIP/RP Status	Contribution by Entity	Contribution by Entity	Contribution by Entity	Surcharge Imposed	Expiration Date
Fund	EIN Pension Plan Number	PPA Zone Status	Pending/Implemented	Jan. 1 - Dec. 31, 2020	Jan. 1 - Dec. 31, 2019	Jan. 1 - Dec. 31, 2018
Operating Engineers	94-6090764; 001	Yellow	Yes	$3.3	$4.1	$4.7	No	8/31/24
Laborers National	52-6074345; 001	Yellow	Yes	0.2	0.2	0.2	No	8/31/21
Hawai‘i Laborers (GPRM)	99-6025107; 001	Green	No	0.3	1.1	0.9	No	N/A
Hawai‘i Laborers (GPRS)	99-6025107; 001	Green	No	0.2	0.2	0.2	No	9/30/24
Total				$4.0	$5.6	$6.0
As of the end of each respective period, based upon the most recently available annual reports for the applicable plan year, plans reporting that the Company's contributions represented more than 5% of the plan's total contributions for the applicable plan year were as follows: as of December 31, 2020, there were no such plans; as of December 31, 2019, there was one plan (Hawai‘i Laborers Trust Fund); as of December 31, 2018, there were no such plans.
A&B Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Code and provides matching contributions of up to 3% of eligible compensation. The Company’s matching contributions expensed under these plans totaled $0.6 million, $0.2 million and $0.6 million in the years ended December 31, 2020, 2019 and 2018, respectively. The Company also maintains profit sharing plans and, if a minimum threshold of Company performance is achieved, provides contributions of 1% to 5%, depending upon Company performance above the minimum threshold. There were $0.5 million, $0.3 million and $0.4 million of profit sharing contribution expenses recognized in the years ended December 31, 2020, 2019 and 2018, respectively.
As noted above, during the year ended December 31, 2019, the Company amended the cash balance pension plan such that, effective January 1, 2020, benefit accruals under the cash balance formula would cease and would be replaced with a non-elective contribution of 3% of the participant's annual eligible compensation made by the Company into the participant's defined contribution plan. The Company's contribution expensed under this non-elective component of the defined contribution plan totaled $0.7 million in 2020 (and none in prior periods).
Grace Pacific 401(k) Plans: The Company allows for discretionary non-elective employer contributions up to the sum of 10% of each eligible employee's compensation for the 12 months in the plan year, subject to certain limitations. Management revenue sharing bonuses can be deferred to the employee's 401(k) account, but will be subject to the IRS' annual limit on employee elective deferrals. Grace Pacific recognized discretionary employer contribution and revenue sharing expense of $1.1 million, $1.1 million and $1.8 million in the years ended December 31, 2020, 2019 and 2018, respectively.
18.    Income Taxes
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
As a REIT, the Company will generally be allowed a deduction for dividends that it pays, and therefore, will not be subject to United States federal corporate income tax on its taxable income that is currently distributed to shareholders. The Company may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned by its TRS. In addition, the Company could be subject to corporate income taxes related to assets held by the REIT that are sold during the 5-year period following the date of conversion, to the extent such sold assets had a built-in gain as of January 1, 2017. The Company does not intend to dispose of any REIT assets after the REIT conversion within the 5-year period, unless various tax planning strategies, including Code §1031 like-kind exchanges or other deferred tax structures are available to mitigate the built-in gain tax liability of conversion.
Distributions with respect to the Company’s common stock can be characterized for federal income tax purposes as ordinary income, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Taxable distributions paid for the years ended December 31, 2020 and 2019 were classified as ordinary income. Distributions paid for the year ended December 31, 2018 included taxable ordinary income and a non-taxable return of capital.
The income tax expense (benefit) on income (loss) from continuing operations for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in millions):

	2020	2019	2018
Current:
Federal	$(0.1)	$(1.6)	$(0.3)
State	(0.3)	(0.4)	—
Current	$(0.4)	$(2.0)	$(0.3)
Deferred:
Federal	$—	$—	$14.0
State	—	—	2.6
Deferred	$—	$—	$16.6
Income tax expense (benefit)	$(0.4)	$(2.0)	$16.3
Income tax expense (benefit) for the years ended December 31, 2020, 2019, and 2018 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2020	2019	2018
Computed federal income tax expense	$1.2	$(8.2)	$(11.1)
State income taxes	(1.1)	(5.1)	(15.6)
Valuation allowance	3.4	8.3	84.4
REIT rate differential	(4.7)	(7.9)	(51.5)
Amended return	—	(1.1)	0.6
Noncontrolling interest	0.1	0.5	(0.6)
Impairment	—	12.4	10.7
Other, net	0.7	(0.9)	(0.6)
Income tax expense (benefit)	$(0.4)	$(2.0)	$16.3
The change in the Company's effective tax rate for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily due to impairments incurred in 2019, changes in the valuation allowance on deferred tax assets during the year and overall increase in pretax book income for the year ended December 31, 2020.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Deferred tax assets:
Employee benefits	$11.5	$10.4
Capitalized costs	5.5	6.2
Joint ventures and other investments	42.6	49.1
Impairment and amortization	1.6	0.9
Solar investment benefits	15.7	16.7
Insurance and other reserves	6.4	3.2
Disallowed interest expense	9.1	8.4
Net operating losses	20.5	17.6
Operating lease liability	2.0	2.6
Other	3.2	3.4
Total deferred tax assets	$118.1	$118.5
Valuation allowance	(104.0)	(99.3)
Total net deferred tax assets	$14.1	$19.2

Deferred tax liabilities:
Property (including tax-deferred gains on real estate transactions)	$12.2	$16.0
Operating lease asset	1.9	2.5
Other	—	0.7
Total deferred tax liabilities	$14.1	$19.2

Net deferred tax assets (liabilities)	$—	$—
Federal tax credit carryforwards at December 31, 2020 totaled $8.7 million and will expire in 2036. State tax credit carryforwards at December 31, 2020 totaled $6.9 million and may be carried forward indefinitely under state law. As of December 31, 2020, the Company had gross federal net operating loss carryforwards of $74.9 million ($15.7 million tax-effected), of which $11.5 million ($2.4 million tax-effected) will expire in 2037, with the remaining being carried forward indefinitely under federal law. As of December 31, 2020, the Company had state net operating loss carryforwards of $94.3 million ($4.8 million tax-effected), of which $21.6 million ($1.1 million tax-effected) of Hawai‘i net operating loss carryforwards will expire in 2037, and the remaining being carried forward indefinitely.
A valuation allowance must be provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities and appropriate tax law.
Due to the recent losses the Company has generated in its TRS, the Company believes that it is more likely than not that its U.S. and state deferred tax assets will not be realized as of December 31, 2020. Therefore, the Company recorded an increase in the valuation allowance of $4.7 million on its net U.S. and state deferred tax assets for the current period. Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets may cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which reversal of a valuation allowance should occur. The net change to the valuation allowance recorded during the years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	Balance at Beginning of Year	Net Change	Balance at End of Year
2020	$99.3	$4.7	$104.0
2019	$91.5	$7.8	$99.3
2018	$6.9	$84.6	$91.5
The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. Due to the Company's valuation allowance in the respective periods, there were no net tax benefits recognized from share-based transactions for 2020, 2019 or 2018.

The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. As of December 31, 2020, accrued interest and penalties were not material. The Company has not identified any material unrecognized tax positions and as such has no related interest or penalty accruals.
As of December 31, 2020, tax years 2017 and later are open to audit by the tax authorities. The Company does not believe that the result of any potential audits will have a material adverse effect on its results of operations, financial condition or liquidity.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, providing companies with various tax relief provisions and other stimulus measures. Such measures include, but are not limited to, temporary changes regarding the prior and future utilization of net operating losses, technical corrections to prior tax legislation for tax depreciation of certain qualified improvement property, acceleration of AMT credit refunds, and changes to business interest limitations. The Consolidated Appropriations Act was also signed into law on December 27, 2020 to provide further relief measures and renew various expiring tax provisions.
Additionally, the IRS issued final regulations and proposed regulations on calculating the limitation on business interest expense, the allowance for the first-year depreciation deduction under Code Section 168(k), as amended by the Tax Cuts and Jobs Act, for qualified property acquired and placed in service after September 27, 2017, and meals and entertainment deductions.
Based on the Company's evaluation, these regulations did not have a material impact on the income tax provision for the years ended December 31, 2020 and 2019.
19.    Earnings Per Share ("EPS")
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
The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B shareholders and net income (loss) available to A&B shareholders for the years ended December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Income (loss) from continuing operations	$6.0	$(36.9)	$(69.2)
Exclude: (Income) loss attributable to noncontrolling interest	0.4	2.0	(2.2)
Income (loss) from continuing operations attributable to A&B shareholders	6.4	(34.9)	(71.4)
Exclude: (Increase) decrease in carrying value of redeemable non-controlling interest	—	—	—
Income (loss) from continuing operations available to A&B shareholders	6.4	(34.9)	(71.4)
Distributions and allocations to participating securities	(0.1)	(0.2)	—
Income (loss) from continuing operations available to A&B common shareholders	6.3	(35.1)	(71.4)
Income (loss) from discontinued operations available to A&B common shareholders	(0.8)	(1.5)	(0.6)
Net income (loss) available to A&B common shareholders	$5.5	$(36.6)	$(72.0)

The number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	2020	2019	2018
Denominator for basic EPS - weighted average shares outstanding	72.3	72.2	70.6
Effect of dilutive securities:
Stock options and restricted stock unit awards	0.1	—	—
Special Distribution	—	—	—
Denominator for diluted EPS - weighted average shares outstanding	72.4	72.2	70.6
There were 0.3 million and 0.2 million shares of anti-dilutive securities outstanding during the year ended December 31, 2020 and December 31, 2019, respectively. There were no shares of anti-dilutive securities outstanding during the year ended December 31, 2018.
20.    Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) principally includes amortization of deferred pension and postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31, 2020 and 2019 (in millions):

	2020	2019
Employee benefit plans:
Pension plans	$(48.9)	$(47.4)
Post-retirement plans	(3.6)	0.2
Non-qualified benefit plans	(0.8)	(0.8)
Total employee benefit plans	(53.3)	(48.0)
Interest rate swap	(6.7)	(0.8)
Accumulated other comprehensive income (loss)	$(60.0)	$(48.8)
The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2020, 2019 and 2018 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2018	$(44.2)	$1.9	$(42.3)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	(4.9)	1.0	(3.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	3.4	—	3.4
Impact of adoption of ASU 2018-02	(9.5)	0.4	(9.1)
Balance, December 31, 2018	$(55.2)	$3.3	$(51.9)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	5.3	(4.0)	1.3
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	1.9	(0.1)	1.8
Balance, December 31, 2019	$(48.0)	$(0.8)	$(48.8)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	(7.7)	(6.9)	(14.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	2.4	1.0	3.4
Balance, December 31, 2020	$(53.3)	$(6.7)	$(60.0)

The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	2020	2019	2018
Unrealized interest rate hedging gain (loss)	$(6.9)	$(4.0)	$1.0
Actuarial loss	(7.7)	5.3	(4.9)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	1.0	(0.1)	—
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	2.5	4.0	4.6
Prior service cost*	(0.1)	—	—
Prior service credit*	—	(0.7)	(0.7)
Curtailment (gain)/loss*	—	(1.4)	(0.6)
Settlement (gain)/loss*	—	—	0.1
Total before income tax	$(11.2)	$3.1	$(0.5)
Income taxes	—	—	—
Other comprehensive income (loss), net of tax	$(11.2)	$3.1	$(0.5)
* This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 17).
21.     Related Party Transactions
Construction Contracts and Material Sales. The Company enters into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities (refer to Note 5) and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which such relationship existed, revenues earned from transactions with such affiliates were $7.4 million, $10.5 million, and $16.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Expenses recognized from transactions with such affiliates were $1.1 million, $3.1 million and less than $0.1 million for the years ended December 31, 2020, 2019 and 2018 Receivables from these affiliates were $0.9 million and $0.2 million at December 31, 2020 and December 31, 2019, respectively. Amounts due to these affiliates were $0.3 million and $1.2 million as of December 31, 2020 and 2019, respectively.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with certain entities that were partially owned by a former director of the Company, as lessee. Revenue from transactions with these entities (confined to periods during which the former director was actively serving the Company) was approximately $1.3 million and $4.3 million for the years ended December 31, 2019 and 2018, respectively. There were no such amounts to report during the year ended December 31, 2020 (i.e., subsequent to the former director's service to the Company).
Land Operations. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $3.1 million, $2.2 million and $1.1 million, respectively, related to revenue for materials and services provided to certain unconsolidated investments in affiliates and interest earned on notes receivables from such related parties. Receivables from service arrangements with these affiliates were less than $0.1 million as of December 31, 2020 and 2019. Notes receivable from related parties were held at carrying values of $9.5 million and $13.1 million as of December 31, 2020 and 2019, respectively, related to a construction loan secured by a mortgage on real property with one of the Company's joint ventures.
During the year ended December 31, 2018, the Company completed the acquisition of five commercial units at The Collection high-rise residential condominium project on Oahu from its joint venture partners for $6.9 million paid in cash.
22.    Segment Results
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
The Commercial Real Estate segment owns, operates and manages a portfolio of retail, industrial and office properties in Hawai‘i totaling 3.9 million square feet of gross leasable area. The Company also leases approximately 153.8 acres of commercial land in Hawai‘i to third-party lessees under ground leases.

The Land Operations segment generates its revenues from real estate development and land sales, income/loss from real estate joint ventures, hydroelectric energy and other legacy business activities in Hawai‘i.
The Materials & Construction segment performs asphalt paving as prime contractor and subcontractor; imports and sells liquid asphalt; mines, processes and sells rock and sand aggregates; produces and sells asphaltic concrete; provides and sells various construction- and traffic-control-related products and, historically, manufactured and sold precast concrete products through GPRM (until GPRM's disposal in the year ended December 31, 2020).
The accounting policies of the operating segments are described in Note 2. Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses and income taxes. Revenues related to transactions between reportable segments have been eliminated in consolidation. Transactions between reportable segments are accounted for on the same basis as transactions with unrelated third parties.
A significant portion of Materials & Construction revenue and accounts receivable is generated directly and indirectly from projects administered by the City and County of Honolulu and from the State of Hawai‘i. Reductions in funding of infrastructure projects by these government agencies could reduce revenue and profits from the M&C segment. Further, although the customer mix of real estate sales in our Land Operations segment may be diverse in any given period, during the years ended December 31, 2018 and December 31, 2019, the Land Operations segment recognized gross profits of $162.2 million and $6.7 million, respectively, from the Agricultural Land Sale to Mahi Pono.

Operating segment information for the years ended December 31, 2020, 2019 and 2018 is summarized below (in millions):

	2020	2019	2018
Operating Revenue:
Commercial Real Estate	$150.0	$160.6	$140.3
Land Operations	40.6	114.1	289.5
Materials & Construction	114.7	160.5	214.6
Total operating revenue	305.3	435.2	644.4
Operating Profit (Loss):
Commercial Real Estate[1]	49.8	66.2	58.5
Land Operations[2]	17.3	20.8	(26.7)
Materials & Construction[3]	(12.4)	(69.2)	(73.2)
Total operating profit (loss)	54.7	17.8	(41.4)
Gain (loss) on disposal of commercial real estate properties, net	0.5	—	51.4
Interest expense	(30.3)	(33.1)	(35.3)
General corporate expenses	(19.3)	(23.6)	(27.6)
Income (Loss) from Continuing Operations Before Income Taxes	$5.6	$(38.9)	$(52.9)

Identifiable Assets:
Commercial Real Estate	$1,499.9	$1,532.6	$1,530.4
Land Operations[4]	258.4	282.5	350.0
Materials & Construction	211.9	243.0	297.1
Other	65.8	26.2	47.7
Total assets	$2,036.0	$2,084.3	$2,225.2

Capital Expenditures:
Commercial Real Estate[5]	$18.8	$250.5	$282.7
Land Operations[6]	1.4	2.3	1.4
Materials & Construction	4.5	1.9	11.0
Other	0.4	0.4	1.0
Total capital expenditures	$25.1	$255.1	$296.1

Depreciation and Amortization:
Commercial Real Estate	$40.1	$36.7	$28.0
Land Operations	1.5	1.6	1.9
Materials & Construction	10.8	11.4	12.1
Other	0.9	0.8	0.8
Total depreciation and amortization	$53.3	$50.5	$42.8
1 Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Materials & Construction segment, and is eliminated in the consolidated results of operations.
2 Land Operations segment operating profit (loss) includes equity in earnings (losses) from the Company's various real estate joint ventures and non-cash reductions related to the Company's solar tax equity investments. The year ended December 31, 2018 also includes a non-cash, other-than-temporary impairment of $186.8 million recorded against the Company's investment in Kukui‘ula.
3 Materials & Construction segment operating profit (loss) for the year ended December 31, 2020 includes an impairment charge of $5.6 million related to its disposal of GPRM. Materials & Construction segment operating profit (loss) for the December 31, 2019 includes an impairment charge related to its goodwill of $49.7 million. Materials & Construction segment operating profit (loss) for the December 31, 2018 includes cumulative impairment charges related to long-lived assets, finite-lived intangible assets and goodwill of $77.8 million.
4 The Land Operations segment includes assets related to its investment in various real estate joint ventures.
5 Represents gross capital additions to the commercial real estate portfolio, including gross tax deferred property purchases but excluding the assumption of debt, that are reflected as non-cash transactions in the consolidated statements of cash flows.
6 Excludes expenditures for real estate developments held for sale, which are classified as cash flows from operating activities within the consolidated statements of cash flows, and excludes investment in joint ventures classified as cash flows from investing activities.

23.    Agricultural Land Sale
On December 17, 2018, A&B entered into a Purchase and Sale Agreement and Escrow Instructions (the "PSA") with Mahi Pono (the "Buyer") related to the Agricultural Land Sale, which resulted in the sale of approximately 41,000 acres of Maui agricultural land and 100% of the Company's ownership interest in Central Maui Feedstocks LLC and Kulolio Ranch LLC in exchange for cash consideration of approximately $261.6 million, less customary closing costs and fees, subject to certain contingencies and reserves of approximately $19.5 million. The Agricultural Land Sale closed on December 20, 2018, with the exception of approximately 800 acres that were delivered to the Buyer in February 2019. In connection with the Agricultural Land Sale, the Company recognized gross profit of approximately $162.2 million during the year ended December 31, 2018, and $6.7 million during the year ended December 31, 2019. The Company also deferred approximately $62.0 million of revenue related to certain performance obligations involving securing adequate water to support the Buyer's agricultural plans for the land, through an agreement with the State of Hawai‘i to provide rights to access state water for agricultural irrigation (“State Water Lease”), as well as ensuring that the Buyer has continued access to water prior to the issuance of the State Water Lease. Under the terms of the PSA, the Company may be required to remit amounts up to $62.0 million to the Buyer to the extent performance obligations are not met (recorded as deferred revenue of $62.0 million as of December 31, 2020 and 2019).
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
24.    Long-lived Assets - Impairments, Held for Sale or Disposals
2018 impairments of assets held and used
During the fourth quarter of 2018, the Company concluded that the carrying values of certain paving and quarry assets in its Materials & Construction segment were not recoverable due primarily to persisting, competitive market pressures that have negatively affected sales and margins. As a result, the Company recorded impairment charges of $40.6 million during the fourth quarter of 2018 to reduce the carrying amounts to the estimated fair value. The Company classified these fair value measurements as Level 3. The weighted average discount rate used in the intangible valuation was 13.5%. Changes to Materials & Construction fixed assets and intangible assets for the year ended December 31, 2018 including such impairments were as follows (in millions):

Intangible Assets	Materials & Construction	Fixed Assets	Materials & Construction

Balance, January 1, 2018	$16.5	Balance, January 1, 2018	$139.5
Additions to intangible assets	—	Additions to fixed assets	11.1
Amortization	(0.9)	Depreciation	(11.2)
Intangible impairment	(7.0)	Fixed asset impairment	(33.6)
Balance, December 31, 2018	$8.6	Balance, December 31, 2018	$105.8
Port Allen solar power facility asset sale
As described in Item 2, the Company, through its wholly-owned subsidiary, McBryde Resources, Inc., has produced renewable energy through hydroelectric and solar power facilities on Kauai. Energy generated from these hydroelectric and solar power facilities has been used for A&B-related operations or sold to Kauai Island Utility Cooperative. Such activities are included and reported in the Land Operations segment.
In connection with its strategy to simplify its business, during the quarter ended September 30, 2020, the Company executed a purchase and sale agreement and consummated the sale of assets related to its solar power facility in Port Allen on Kauai for purchase consideration (measured at the date of disposal) of approximately $17.1 million. As a result, the Company derecognized the carrying value of the net assets of the disposal group and recorded a gain on disposal of approximately $8.9 million which is included in Gain (loss) on disposal of non-core assets, net in the consolidated statements of operations. The disposal was not considered individually significant and does not qualify for presentation and disclosure as a discontinued operation.
GPRM sale of subsidiary
As described in Note 1, as of December 31, 2019, the Company owned a 51% interest in GPRM, a provider of precast/prestressed concrete products and services, which the Company consolidated due to holding a controlling financial interest through its majority voting interests and reported as part of the M&C segment. Subsequent to the quarter ended March 31, 2020, GPRM met the criteria to be classified as held for sale. As a result, in the quarter ended June 30, 2020, the Company recorded a write-down of $5.6 million (based on fair value less cost to sell) related to the disposal group which was included in Impairment of assets in the consolidated statements of operations.
On June 29, 2020, the Company consummated the sale of its 51% ownership interest in GPRM to an unrelated third-party through an LLC interest purchase agreement in exchange for cash proceeds received/to be received of approximately $5.0 million. In connection with the consummation of the disposal of GPRM, the Company recorded an entry to deconsolidate the carrying amounts of the GPRM disposal group and recognized a net loss of $0.1 million, which was included in Gain (loss) on disposal of non-core assets, net in the consolidated statements of operations.
The GPRM disposal was not considered individually significant and does not qualify for presentation and disclosure as a discontinued operation. Subsequent to the disposal of GPRM, the Company's goodwill balance was $10.5 million as of December 31, 2020, of which $8.7 million relates to the Commercial Real Estate segment and the remainder relates to GPRS.
25.    Subsequent Events
On February 23, 2021, the Company's Board of Directors declared a cash dividend of $0.15 per share of outstanding common stock, payable on April 2, 2021 to shareholders of record as of the close of business on March 18, 2021.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting
The management of Alexander & Baldwin, Inc. has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 26, 2021

ITEM 9B. OTHER INFORMATION
Termination of Certain Employee Benefit Plans
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Plans”), to be effective May 31, 2021.
In addition, the Board of Directors authorized the Company to take the following steps to prepare for the termination of the Plans, which are tax-qualified defined benefit plans, including:
a.Prepare and execute any necessary amendments to the Plans and/or restatements regarding the termination of the Plans, including amending the Plans to provide for a limited lump-sum window for eligible participants;
b.Prepare and file an Application for Determination for Terminating Plan with the Internal Revenue Service (“IRS”) for a determination as to the tax-qualified status of the Plans at the time of termination; and
c.Prepare and file all appropriate notices and documents related to the termination of the Plans and wind-down with the Pension Benefit Guaranty Corporation (the “PBGC”), the U.S. Department of Labor, the Internal Revenue Service, the trustee and any other appropriate parties.
Except for retirees currently receiving payments under the Plans, participants will have the choice of receiving a single lump sum payment or an annuity from a highly-rated insurance company that will pay and administer future benefit payments. The amount of any lump sum payment will equal the actuarial-equivalent present value of the participant’s accrued benefit under the applicable pension plan as of the distribution date. Annuity payments to current retirees will continue under their current elections, but will be administered by the selected insurance company.
In 2022, after receiving approval from the IRS and the PBGC and following completion of the limited lump-sum offering, the Company will make an additional cash contribution in order to fully fund the Plans on a plan termination basis, followed by the purchase of annuity contracts to transfer its remaining liabilities under the Plans. These additional cash contributions are expected to range between $25 million and $40 million. However, the actual amount of this cash contribution requirement will depend upon the nature and timing of participant settlements, interest rates, as well as prevailing market conditions. In addition, the Company expects to recognize non-cash pension settlement charges totaling between $80 million and $90 million, related to actuarial losses currently in Accumulated other comprehensive income (loss) in the consolidated balance sheets, upon settlement of the obligations of the Plans. These charges are currently expected to occur in 2022, with the specific timing and final amounts dependent upon completion of the activities enumerated above.
Executive Simplification Incentive Program
On February 22, 2021, the Compensation Committee of the Board of Directors approved the Executive Simplification Incentive Program (the “Program”), which is intended to reward the execution of the Company’s simplification strategy with respect to monetizing three asset groups: certain of the Company’s agricultural landholdings and renewable energy assets; the Company’s materials and construction business; and the Company’s interest in the Kukui‘ula joint venture. The results relating to these three asset groups will be addressed by the Program and not the Alexander & Baldwin, Inc. Performance Improvement Incentive Plan (“PIIP”). Christopher J. Benjamin, Brett A. Brown, Lance K. Parker, Nelson N. S. Chun and Meredith J. Ching are participants in the Program. On a quarterly basis in 2021 and 2022, the Compensation Committee will determine the payouts, if any, for the participants. A participant’s potential payout is based on a percentage of the participant’s then-current target under the PIIP. The applicable percentage of PIIP target under the Program is as follows: Mr. Benjamin: 100%; Mr. Brown: 100%; Mr. Parker: 100%; Mr. Chun: 75%; Ms. Ching: 75%. Based on PIIP targets as of April 1, 2021, the maximum potential payouts under the program are as follows, respectively: $781,770; $336,000; $336,000; $154,147; and $132,000.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2021 Annual Meeting of Shareholders (“A&B’s 2021 Proxy Statement”), which section is incorporated herein by reference.
Executive Officers
As of February 15, 2021, the name of each executive officer of A&B (in alphabetical order), age (in parentheses), and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2021 Proxy Statement, which subsections are incorporated herein by reference.
References within this section to A&B include the Company and Alexander & Baldwin, Inc. prior to the Holding Company Merger, which was completed on November 8, 2017 in order to facilitate the Company's conversion to a REIT. Also, references to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its separation from Matson, Inc. on June 29, 2012.
Christopher J. Benjamin (57)
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
Brett A. Brown (56)
Executive Vice President and Chief Financial Officer of A&B, 5/19-present; Treasurer of A&B, 8/19-present; Chief Financial Officer of PREP Property Group, 2/18-5/19; Executive Vice President, Chief Financial Officer and Treasurer of IRC Retail Centers/Inland Real Estate Corporation, 8/11-7/17.
Meredith J. Ching (64)
Executive Vice President, External Affairs, of A&B, 3/18-present; Senior Vice President, External Affairs, of A&B, 6/12-3/18; Senior Vice President, Government & Community Relations, of A&B Predecessor, 6/07-6/12; first joined A&B Predecessor in 1982.
Clayton K. Y. Chun (43)
Senior Vice President of A&B, 2/19-present; Chief Accounting Officer of A&B, 1/18-present; Vice President of A&B, 3/18-1/19; Controller of A&B, 9/15-present; Audit Senior Manager of Deloitte & Touche, LLP, 9/00-8/15.
Nelson N. S. Chun (68)
Executive Vice President of A&B, 3/18-present; Chief Legal Officer of A&B, 6/12-present; Senior Vice President of A&B, 6/12-3/18; Senior Vice President and Chief Legal Officer of A&B Predecessor, 7/05-6/12; first joined A&B Predecessor in 2003.
Lance K. Parker (47)
Executive Vice President of A&B, 3/18-present; Chief Real Estate Officer of A&B, 10/17-present; President of A&B Properties Hawai‘i, LLC ("ABP"), 9/15-present; Senior Vice President of ABP, 6/13-8/15; first joined A&B Predecessor in 2004.

Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Board of Directors Information” in A&B’s 2021 Proxy Statement, which section is incorporated herein by reference.
Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2021 Proxy Statement, which subsection is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2021 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Shareholders' Security Ownership” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2021 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Relationships and Transactions” in A&B’s 2021 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2021 Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The financial statements are set forth in Item 8 of Part II above.

Financial Statement Schedules

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Alexander & Baldwin, Inc.
December 31, 2020

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Commercial Real Estate Segment
Industrial :
Kapolei Enterprise Center (HI)	$—	$7.9	$16.8	$0.8	$—	$7.9	$17.5	$25.4	$(1.0)	2019	2019
Harbor Industrial (HI)	—	—	—	1.3	—	—	1.3	1.3	(1.1)	1930	2018
Honokohau Industrial (HI)	—	5.0	4.8	0.1	—	5.0	4.9	9.9	(0.5)	Various	2017
Kailua Industrial/Other (HI)	—	10.5	2.0	0.6	—	10.5	2.6	13.1	(0.5)	Various	2013
Kakaako Commerce Center (HI)	—	16.9	20.6	1.9	—	16.9	22.5	39.4	(3.4)	1969	2014
Komohana Industrial Park (HI)	—	25.2	10.8	1.7	—	25.2	12.4	37.6	(3.3)	1990	2010
Opule Industrial (HI)	—	10.9	27.1	—	—	10.9	27.1	38.0	(1.4)	2005-2006, 2018	2018
P&L Warehouse (HI)	—	—	—	1.3	—	—	1.3	1.3	(0.8)	1970	1970
Port Allen (HI)	—	—	0.7	2.4	—	—	3.1	3.1	(2.3)	1983, 1993	1983-1993
Waipio Industrial (HI)	—	19.6	7.7	0.7	—	19.7	8.4	28.1	(2.5)	1988-1989	2009

Office :
Kahului Office Building (HI)	—	1.0	0.4	7.7	—	1.0	8.1	9.1	(8.8)	1974	1989
Kahului Office Center (HI)	—	—	—	5.3	—	—	5.3	5.3	(3.9)	1991	1991
Lono Center (HI)	—	—	1.4	1.3	—	—	2.7	2.7	(1.7)	1973	1991
Gateway at Mililani Mauka South (HI)	—	7.0	3.5	6.8	—	5.5	10.3	15.8	(1.6)	1992, 2006	2012

Retail :
Aikahi Park Shopping Center (HI)	—	23.5	6.7	5.9	—	23.5	12.6	36.1	(2.5)	1971	2015
Gateway at Mililani Mauka (HI)	—	7.3	4.7	6.1	—	7.7	10.8	18.5	(2.1)	2008, 2013	2011
Hokulei Street (HI)	—	16.9	36.5	2.7	—	16.9	39.2	56.1	(3.6)	2015	2018
Kahului Shopping Center (HI)	—	—	—	2.8	—	0.6	2.8	3.4	(1.7)	1951	1951
Kailua Retail Other (HI)	14.3	85.1	73.8	16.1	—	86.1	89.9	176.0	(17.8)	Various	2013
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	2.4	—	0.9	15.8	16.7	(7.7)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	2.0	—	3.0	12.6	15.6	(5.6)	2004	2002
Lanihau Marketplace (HI)	—	9.4	13.2	2.4	—	9.4	15.6	25.0	(4.8)	1987	2010
Laulani Village (HI)	61.3	43.4	64.3	3.0	—	43.4	67.4	110.8	(6.0)	2012	2018
Manoa Marketplace (HI)	57.9	43.3	35.9	3.6	—	45.1	39.5	84.6	(5.7)	1977	2016
Napili Plaza (HI)	—	9.4	8.0	1.1	—	9.4	9.1	18.5	(2.3)	1991	2003, 2013
Pearl Highlands Center (HI)	81.4	43.4	96.2	13.5	—	43.5	109.7	153.2	(23.9)	1992-1994	2013
Port Allen Marina Ctr. (HI)	—	—	3.4	2.0	—	—	5.3	5.3	(3.3)	2002	1971
The Collection (HI)	—	0.4	2.2	0.8	—	0.4	3.0	3.4	(0.2)	2017	2018
The Shops at Kukui'ula (HI)	—	8.9	30.1	4.1	—	9.2	34.2	43.4	(7.6)	2009	2013
Waianae Mall (HI)	—	17.4	10.1	5.2	—	17.7	15.3	33.0	(3.7)	1975	2013
Waipio Shopping Center (HI)	—	24.0	7.6	1.7	—	24.3	9.3	33.6	(2.6)	1986, 2004	2009
Lau Hala Shops (HI)	—	—	—	23.2	—	14.7	23.2	37.9	(2.2)	2018	2018
Ho'okele (HI)	—	—	—	17.5	—	13.5	17.5	31.0	(1.3)	2017	2019
Puunene Shopping Center (HI)	—	24.8	28.6	7.1	—	24.8	35.7	60.5	(3.9)	2017	2018
Queens' Marketplace (HI)	—	20.4	58.9	1.5	—	20.4	60.4	80.8	(3.0)	2007	2019
Waipouli Town Center (HI)	—	5.9	9.7	0.9	—	5.9	10.6	16.5	(0.6)	1980	2019

Other :
Oahu Ground Leases (HI)	—	230.5	0.1	(0.1)	—	230.7	—	230.7	—	—	—
Other miscellaneous investments	—	2.5	0.1	9.7	—	2.8	9.8	12.6	(7.0)	—	—
Total	$214.9	$723.2	$609.9	$167.1	$—	$756.5	$776.8	$1,533.3	$(151.9)

Description (amounts in millions)	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)
Land Operations Segment
Agricultural Land	$—	$11.3	$—	$0.9	$—	$11.3	$0.9	$12.2	$(0.5)
Kahala Portfolio	—	—	—	—	—	—	—	—	—
Kamalani	—	—	—	5.1	—	—	5.1	5.1	—
Kauai Landholdings	—	—	0.1	2.5	—	—	2.6	2.6	(0.8)
Maui Business Park II	—	—	—	33.0	—	—	33.0	33.0	—
Maui Landholdings	—	0.1	0.2	6.2	—	0.1	6.4	6.5	(0.7)
Wailea B-1	—	4.6	—	—	—	4.6	—	4.6	—
Wailea, other	—	19.9	—	8.5	(0.5)	17.3	8.0	25.3	—
Other miscellaneous investments	—	2.0	—	0.9	—	1.9	0.9	2.8	(0.5)
Total	$—	$37.9	$0.3	$57.1	$(0.5)	$35.2	$56.9	$92.1	$(2.5)
(1)    See Note 10 to the consolidated financial statements.
(2)    The aggregate tax basis, at December 31, 2020, for the Commercial Real Estate segment and Land Operations segment assets was approximately $703.2 million.
(3)    Depreciation is computed based upon the following estimated useful lives:
    Building and improvements:    10 – 40 years
    Leasehold improvements:    5 – 10 years (lesser of useful life or lease term)
    Other property improvements:    3 – 35 years

Reconciliation of Real Estate (in millions)	2020	2019	2018
Balance at beginning of year	$1,619.3	$1,447.7	$1,325.1
Additions and improvements	20.4	232.8	317.8
Dispositions, retirements and other adjustments	(14.3)	(61.2)	(194.7)
Impairment of assets	—	—	(0.5)
Balance at end of year	$1,625.4	$1,619.3	$1,447.7

Reconciliation of Accumulated Depreciation (in millions)	2020	2019	2018
Balance at beginning of year	$127.5	$107.6	$133.5
Depreciation expense	27.4	24.3	20.4
Dispositions, retirements and other adjustments	(0.5)	(4.4)	(46.3)
Balance at end of year	$154.4	$127.5	$107.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and the Company's internal control over financial reporting as of December 31, 2020, and have issued our reports thereon dated February 26, 2021; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 26, 2021

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
(iv) Third Amendment to the Amended and Restated Operating Agreement of Kukui`ula Development Company (Hawaii), LLC, dated November 2, 2020, by and between KDC, LLC, a Hawaii limited liability company, and DMB Kukui`ula LLC, an Arizona limited liability company (Exhibit 10.a.(iv) to Form 10-K for the year ended December 31, 2020).1

(v)  General Contract of Indemnity, among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Kukui‘ula Development Company (Hawaii), LLC, DMB Kukui‘ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(vi)  Mutual Indemnification Agreement, among Kukui‘ula Development Company (Hawaii), LLC, DMB Kukui‘ula LLC, DMB Communities LLC, and Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.),
1 Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K. The omitted information is not material and is the type that the registrant treats as private or confidential.

dated June 14, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated June 14, 2006 (File No. 000-00565)).
(vii)  General Agreement of Indemnity, among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Kukui‘ula Development Company (Hawaii), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of America, dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.1 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).
(viii)  Mutual Indemnification Agreement, among Kukui‘ula Development Company (Hawaii), LLC, DMB Kukui‘ula LLC, DMB Communities LLC, and Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), dated August 30, 2006 and entered into September 5, 2006 (incorporated by reference to Exhibit 10.2 to Alexander & Baldwin, Inc.’s Form 8-K dated September 5, 2006 (File No. 000-00565)).
(ix)  Credit Agreement between Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), First Hawaiian Bank, Bank of America, N.A. and the other lenders party thereto, dated as of June 4, 2012 (Exhibit 10.2 to Form 8-K, dated June 4, 2012).
(x)  First Amendment to Credit Agreement by and among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, Inc., A&B II, LLC, Bank of America, N.A., and First Hawaiian Bank, dated December 18, 2013 (Exhibit 10.a.(xvi) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended March 31, 2015).
(xi)  Second Amended and Restated Credit Agreement by and among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America N.A., First Hawaiian Bank, and other lenders party thereto, dated September 15, 2017 (Exhibit 10.1 to Form 8-K, dated September 19, 2017).
(xii)  Joinder Agreement, by Alexander & Baldwin, Inc., dated November 8, 2017, to Second Amended and Restated Credit Agreement, dated September 15, 2017, among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America, N.A., First Hawaiian Bank, and other lenders party thereto (Exhibit 10.a.(xi) to Form 10-K for the year ended December 31, 2017).
(xiii)  Amended and Restated Credit Agreement, dated December 10, 2015, among Alexander & Baldwin, LLC, Grace Pacific LLC, Bank of America, N.A., and other lenders party thereto (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2015).
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
(xvi)  Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated December 10, 2015 (Exhibit 10.a.(xx) to Form 10-K for the year ended December 31, 2015).
(xvii)  Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated September 15, 2017 (Exhibit 10.2 to Form 8-K, dated September 19, 2017)
(xviii)  Joinder Agreement, by Alexander & Baldwin, Inc. (formerly Alexander & Baldwin REIT Holdings, Inc.), dated November 8, 2017, to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated December 10, 2015, as amended, between Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., and the other Guarantors party thereto, on the one hand, and the Purchasers party thereto, on the other hand (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2017).
(xix)  Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement, by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander &

Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated January 8, 2018 (Exhibit 10.a.(xviii) to Form 10‑K for the year ended December 31, 2017).
(xx)  Series J Senior Notes (No. J-1 through No. J-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xix) to Form 10-Q for the quarter ended March 31, 2018).
(xxi)  Series K Senior Notes (No. K-1 through No. K-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xx) to Form 10-Q for the quarter ended March 31, 2018).
(xxii)  Series L Senior Notes (No. L-1 through No. L-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xxi) to Form 10-Q for the quarter ended March 31, 2018).
(xxiii)  Limited Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.1 to Form 8-K, dated December 4, 2012).
(xxiv)  Completion Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.2 to Form 8-K, dated December 4, 2012).
(xxv)  Note and Mortgage Assumption Agreement, dated January 15, 2013, among U.S. Bank National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, TNP SRT Waianae Mall, LLC, and A&B Waianae LLC (Exhibit 10.a.(xx) to Form 10‑K for the year ended December 31, 2012).
(xxvi)  Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013 (Exhibit 10.a.(xxii) to Form 10-Q for the quarter ended September 30, 2013).
(xxvii)  Promissory Note between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.1 to Form 8-K, dated December 1, 2014).
(xxviii)  Mortgage and Security Agreement between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.2 to Form 8-K, dated December 1, 2014).
(xxix)  Term Loan Agreement among Kukui‘ula Village LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxvi) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxx)  Real Estate Term Loan Agreement among Kukui‘ula Village LLC, Kukui‘ula Development Company (Hawaii), LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxxi)  Promissory Note by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended September 30, 2016).
(xxxii)  Mortgage, Security Agreement and Fixture Filing by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended September 30, 2016).
(xxxiii)  Limited Liability Company Agreement of Alexander & Baldwin Investments, LLC, dated as of November 8, 2017 (Exhibit 10.1 to Form 8-K, dated November 8, 2017).

(xxxiv)  Term Loan Agreement, among Alexander & Baldwin, LLC, Grace Pacific LLC, the other borrowers party thereto, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the other lenders party thereto, dated February 26, 2018 (Exhibit 10.a.(xxxiii) to Form 10-Q for the quarter ended March 31, 2018).
(xxxv)  Promissory Note by TRC Laulani Village, LLC in favor of The Northwestern Mutual Life Insurance Company, dated April 10, 2014 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended March 31, 2018).
(xxxvi)  Loan Assumption and Amendment to Loan Documents, among TRC Laulani Village, LLC, ABP E1 LLC, ABP ER1 LLC, and The Northwestern Mutual Life Insurance Company, dated February 23, 2018 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended March 31, 2018).
(xxxvii)  Purchase and Sale Agreement, among Hokulei Village, LLC, TRC Laulani Village, LLC, Laulani Village Pad G, LLC, and Puunene Shopping Center, LLC, on one hand, and A & B Properties Hawaii, LLC, Series R, on the other hand, effective as of November 22, 2017, as amended (Exhibit 10.a.(xxxvi) to Form 10-Q for the quarter ended March 31, 2018).
(xxxviii)  Purchase and Sale Agreement and Escrow Instructions by Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and A & B Properties Hawaii, LLC, Series R, and Mahi Pono Holdings, LLC, dated December 17, 2018 (Exhibit 10.1 to Form 8-K, dated December 20, 2018).
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
(xxiii)  Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xix) to Form 10-K for the year ended December 31, 2014).
(xxiv)  Form of Performance Share Unit Award Agreement (Exhibit 10.b.1.(xx) to Form 10-K for the year ended December 31, 2014).
(xxv)  Form of Letter Agreement (Exhibit 10.1 to Form 8-K, dated June 28, 2012).
(xxvi)  Alexander & Baldwin, Inc. Executive Severance Plan (Exhibit 10.2 to Form 8-K, dated June 28, 2012).
(xxvii) Alexander & Baldwin, Inc. Executive Severance Plan, amended and restated as of July 29, 2019 (Exhibit 10.b.1.(xxvi) to Form 10-Q for the quarter ended September 30, 2019).
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
(xxxii) Amendment No. 2 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of January 1, 2020 (Exhibit 10.b.1(xxxii) to Form 10-K for the year ended December 31, 2019).
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
(xxxvi)  Description of payment to Stanley M. Kuriyama in connection with his retirement as the Chairman of the Board of Directors (Exhibit 10.b.1(xxxvi) to Form 10-K for the year ended December 31, 2020).

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
21.1  Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2021.
23.1 Consent of Deloitte & Touche LLP dated February 26, 2021.
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
95.  Mine Safety Disclosure.
101. The following information from Alexander & Baldwin, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104. Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

February 26, 2021	By: /s/ Christopher J. Benjamin
Christopher J. Benjamin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric K. Yeaman	Chairman of the Board	February 26, 2021
Eric K. Yeaman

/s/ Christopher J. Benjamin	President, Chief Executive	February 26, 2021
Christopher J. Benjamin	Officer and Director

/s/ Brett A. Brown	Executive Vice President and	February 26, 2021
Brett A. Brown	Chief Financial Officer

/s/ Clayton K.Y. Chun	Senior Vice President, Chief	February 26, 2021
Clayton K.Y. Chun	Accounting Officer and Controller

/s/ Diana M. Laing	Director	February 26, 2021
Diana M. Laing

/s/ John T. Leong	Director	February 26, 2021
John T. Leong

/s/ Thomas A. Lewis, Jr.	Director	February 26, 2021
Thomas A. Lewis, Jr.

/s/ Douglas M. Pasquale	Lead Independent	February 26, 2021
Douglas M. Pasquale	Director

/s/ Michele K. Saito	Director	February 26, 2021
Michele K. Saito