Form 10-Q
period 2021-03-31
Alexander & Baldwin, Inc.
filed 2021-04-30
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of March 31, 2021: 72,469,682

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions; unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Real estate investments
Real estate property	$1,557.2	$1,549.7
Accumulated depreciation	(161.0)	(154.4)
Real estate property, net	1,396.2	1,395.3
Real estate developments	73.6	75.7
Investments in real estate joint ventures and partnerships	124.0	134.1
Real estate intangible assets, net	59.1	61.9
Real estate investments, net	1,652.9	1,667.0
Cash and cash equivalents	32.0	57.2
Restricted cash	0.2	0.2
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $3.3 million and $3.3 million as of March 31, 2021 and December 31, 2020, respectively	33.2	43.5
Inventories	27.2	18.4
Other property, net	108.7	110.8
Operating lease right-of-use assets	18.2	18.6
Goodwill	10.5	10.5
Other receivables, net of allowance for credit losses and allowance for doubtful accounts of $3.6 million and $3.9 million as of March 31, 2021 and December 31, 2020, respectively	13.9	14.2
Prepaid expenses and other assets	95.1	95.6
Total assets	$1,991.9	$2,036.0

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$654.6	$687.1
Accounts payable	13.2	9.8
Operating lease liabilities	18.5	18.4
Accrued pension and post-retirement benefits	34.9	34.7
Deferred revenue	68.7	66.9
Accrued and other liabilities	95.7	116.5
Total liabilities	885.6	933.4
Commitments and Contingencies (Note 8)
Redeemable Noncontrolling Interest	6.5	6.5
Equity:
Common stock - no par value; authorized, 150.0 million shares; outstanding, 72.5 million and 72.4 million shares at March 31, 2021 and December 31, 2020, respectively	1,806.2	1,805.5
Accumulated other comprehensive income (loss)	(56.0)	(60.0)
Distributions in excess of accumulated earnings	(650.4)	(649.4)
Total equity	1,099.8	1,096.1
Total liabilities and equity	$1,991.9	$2,036.0
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data; unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Revenue:
Commercial Real Estate	$39.9	$43.4
Land Operations	17.1	11.0
Materials & Construction	24.0	26.4
Total operating revenue	81.0	80.8
Operating Costs and Expenses:
Cost of Commercial Real Estate	23.4	24.3
Cost of Land Operations	8.1	8.0
Cost of Materials & Construction	23.7	25.0
Selling, general and administrative	12.2	13.8
Total operating costs and expenses	67.4	71.1
Gain (loss) on disposal of commercial real estate properties, net	0.2	0.5
Gain (loss) on disposal of non-core assets, net	0.1	—
Total gain (loss) on disposal of assets, net	0.3	0.5
Operating Income (Loss)	13.9	10.2
Other Income and (Expenses):
Income (loss) related to joint ventures	3.4	3.2
Interest and other income (expense), net (Note 2)	(0.3)	0.2
Interest expense	(7.0)	(7.8)
Income (Loss) from Continuing Operations Before Income Taxes	10.0	5.8
Income tax benefit (expense)	(0.1)	—
Income (Loss) from Continuing Operations	9.9	5.8
Income (loss) from discontinued operations, net of income taxes	0.0	(0.2)
Net Income (Loss)	9.9	5.6
Loss (income) attributable to noncontrolling interest	—	0.6
Net Income (Loss) Attributable to A&B Shareholders	$9.9	$6.2

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.14	$0.09
Discontinued operations available to A&B shareholders	0.00	0.00
Net income (loss) available to A&B shareholders	$0.14	$0.09

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.14	$0.09
Discontinued operations available to A&B shareholders	0.00	0.00
Net income (loss) available to A&B shareholders	$0.14	$0.09

Weighted-Average Number of Shares Outstanding:
Basic	72.5	72.3
Diluted	72.6	72.5
Amounts Available to A&B Common Shareholders (Note 15):
Continuing operations available to A&B common shareholders	$9.9	$6.4
Discontinued operations available to A&B common shareholders	—	(0.2)
Net income (loss) available to A&B common shareholders	$9.9	$6.2

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions; unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income (Loss)	$9.9	$5.6
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	3.1	(6.9)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	0.3	—
Employee benefit plans:
Amortization of net loss included in net periodic benefit cost	0.6	0.6
Income taxes related to other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	4.0	(6.3)
Comprehensive Income (Loss)	13.9	(0.7)
Comprehensive income (loss) attributable to noncontrolling interest	—	0.6
Comprehensive Income (Loss) Attributable to A&B Shareholders	$13.9	$(0.1)
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions; unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$9.9	$5.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	12.6	13.6
Loss (gain) from disposals and asset transactions, net	(0.3)	(0.5)
Share-based compensation expense	1.4	1.5
Equity in (income) loss from affiliates, net of operating cash distributions	(2.1)	(2.9)
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	5.4	7.0
Inventories	(8.8)	—
Prepaid expenses, income tax receivable and other assets	(1.0)	2.4
Development/other property inventory	2.2	(3.2)
Accrued pension and post-retirement benefits	0.9	0.6
Accounts payable	0.8	(3.5)
Accrued and other liabilities	(0.4)	(1.7)
Net cash provided by (used in) operations	20.6	18.9

Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(5.2)	(6.2)
Proceeds from disposal of assets	0.5	5.9
Payments for purchases of investments in affiliates and other investments	(0.6)	—
Distributions of capital from investments in affiliates and other investments	15.7	3.2
Net cash provided by (used in) investing activities	10.4	2.9

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	—	108.0
Payments of notes payable and other debt and deferred financing costs	(37.7)	(44.2)
Borrowings (payments) on line-of-credit agreement, net	4.0	51.4
Cash dividends paid	(21.8)	(13.8)
Proceeds from issuance (repurchase) of capital stock and other, net	(0.7)	(0.9)
Net cash provided by (used in) financing activities	(56.2)	100.5

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	(25.2)	122.3
Balance, beginning of period	57.4	15.4
Balance, end of period	$32.2	$137.7

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(6.2)	$(7.0)
Income tax (payments)/refunds, net	$0.1	$0.5

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	5.5	2.6

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$57.2	$15.2
Restricted cash	0.2	0.2
Cash, cash equivalents and restricted cash	$57.4	$15.4

End of the period:
Cash and cash equivalents	$32.0	$131.6
Restricted cash	0.2	6.1
Cash, cash equivalents and restricted cash	$32.2	$137.7

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2021 and 2020
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2020	72.3	$1,800.1	$(48.8)	$(626.2)	$3.6	$1,128.7	$6.3
Cumulative impact of adoption of ASC 326	—	—	—	(4.0)	(0.1)	(4.1)	—
Net income (loss)	—	—	—	6.2	(0.5)	5.7	(0.1)
Other comprehensive income (loss), net of tax	—	—	(6.3)	—	—	(6.3)	—
Dividend on common stock ($0.19 per share)	—	—	—	(13.8)	—	(13.8)	—
Share-based compensation	—	1.5	—	—	—	1.5	—
Shares issued or repurchased, net	—	—	—	(0.9)	—	(0.9)	—
Balance, March 31, 2020	72.3	$1,801.6	$(55.1)	$(638.7)	$3.0	$1,110.8	$6.2

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2021	72.4	$1,805.5	$(60.0)	$(649.4)	$—	$1,096.1	$6.5
Net income (loss)	—	—	—	9.9	—	9.9	—
Other comprehensive income (loss), net of tax	—	—	4.0	—	—	4.0	—
Dividend on common stock ($0.15 per share)	—	—	—	(10.9)	—	(10.9)	—
Share-based compensation	—	1.4	—	—	—	1.4	—
Shares issued or repurchased, net	0.1	(0.7)	—	—	—	(0.7)	—
Balance, March 31, 2021	72.5	$1,806.2	$(56.0)	$(650.4)	$—	$1,099.8	$6.5

See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates in three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C"). As of March 31, 2021, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, ten industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area, as well as a portfolio of ground leases in Hawai‘i representing 152.0 acres. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Basis of Presentation: The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years ended December 31, 2020, 2019 and 2018, respectively, and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission ("SEC").
Reclassifications: Certain amounts presented in the prior periods have been reclassified to conform to the current year presentation due to a change in reportable segments in the current period resulting from a reorganization of a component of the Company historically included in the results of Land Operations that will now be included in the results of Materials & Construction. Refer to Note 18 for additional information.
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2020 Form 10-K. There have not been any changes to the Company's significant accounting policies as described in the Company's 2020 Form 10-K.
Recently issued accounting pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform, establishing ASC Topic 848, and amended the standard thereafter ("ASC 848"). ASC 848 provides optional practical expedients and exceptions related to the impacts of reference rate reform that affect certain debt, leases, derivatives and other contracts if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Reference rate reform has not had a material impact on any of the Company's existing contracts. Therefore, the Company has not elected to apply any of the optional practical expedients and exceptions under ASC 848 as of the current date. The Company will assess future changes in its contracts and the impact of electing to apply the optional practical expedients and exceptions provided by ASC 848 as they occur, but does not expect their application will have a material effect on its financial position or results of operations.

Interest and other income (expense), net
Interest and other income (expense), net for the three months ended March 31, 2021 and 2020 included the following (in millions):

	Three Months Ended March 31,
	2021	2020
Interest income	$0.3	$0.6
Pension and postretirement benefit (expense)	(0.6)	(0.7)
Other income (expense), net	—	0.3
Interest and other income (expense), net	$(0.3)	$0.2

3.    INVESTMENTS IN AFFILIATES
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three months ended March 31, 2021 and 2020 is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Revenues	$69.9	$52.0
Operating costs and expenses	63.0	39.9
Gross Profit (Loss)	$6.9	$12.1
Income (Loss) from Continuing Operations[1]	$3.9	$7.6
Net Income (Loss)[1]	$3.7	$7.6

[1] Includes earnings from equity method investments held by the investee.

4.    INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of March 31, 2021 and December 31, 2020 were as follows (in millions):

	March 31,	December 31,
	2021	2020
Asphalt	$12.1	$4.2
Processed rock and sand	8.4	7.9
Work in progress	3.6	3.2
Retail merchandise	2.1	2.1
Parts, materials and supplies inventories	1.0	1.0
Total	$27.2	$18.4

5.    FAIR VALUE MEASUREMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.
The fair value of the Company's notes receivable approximates the carrying amount of $9.5 million as of March 31, 2021. The fair value and carrying amount of these notes was $11.5 million at December 31, 2020. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as a Level 3 measurement in the fair value hierarchy.
At March 31, 2021, the carrying amount of the Company's notes payable and other debt was $654.6 million and the corresponding fair value was $677.4 million. At December 31, 2020, the carrying amount of the Company's notes payable and other debt was $687.1 million, and the corresponding fair value was $704.1 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 3).
The Company records its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2 measurements) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs (refer to Note 7 for fair value information regarding the Company's derivative instruments).

6.    NOTES PAYABLE AND OTHER DEBT
At March 31, 2021 and December 31, 2020, notes payable and total debt consisted of the following (dollars in millions):

	Interest Rate (%)	Maturity Date	Principal Outstanding
			March 31, 2021	December 31, 2020
Secured:
Kailua Town Center	(1)	2021	$9.7	$9.8
Kailua Town Center #2	3.15%	2021	4.4	4.5
Heavy Equipment Financing	(2)	(2)	2.8	3.2
Laulani Village	3.93%	2024	61.1	61.3
Pearl Highlands	4.15%	2024	80.9	81.4
Manoa Marketplace	(3)	2029	57.5	57.9
Subtotal			$216.4	$218.1
Unsecured:
Bank syndicated loan	(4)	2023	$50.0	$50.0
Series A Note	5.53%	2024	28.4	28.4
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	45.0	46.0
Series C Note	5.56%	2026	22.0	22.0
Series F Note	4.35%	2026	19.7	19.7
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	29.6	29.6
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$357.2	$358.2
Revolving Credit Facilities:
GLP Asphalt revolving credit facility	(5)	2021	$1.2	$—
A&B Revolver	(6)	2022	80.0	111.0
Subtotal			$81.2	$111.0
Total Debt (contractual)			$654.8	$687.3
Unamortized debt premium (discount)			(0.2)	(0.2)
Total debt (carrying value)			$654.6	$687.1

(1) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(2) Loans have a weighted average stated interest rate of approximately 3.0% and stated maturity dates ranging from 2021 to 2024.
(3) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
(4) Loan has a stated interest rate of LIBOR plus 1.80%, based on a pricing grid, and its LIBOR component is swapped through maturity (total rate currently at 3.15% based on the spread calculated by the pricing grid).

(5) Loan has a stated interest rate of LIBOR plus 1.25%.
(6) Loan has a stated interest rate of LIBOR plus 1.85% based on a pricing grid.

7.    DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its variable-rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed-rate and variable-rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.

Cash Flow Hedges of Interest Rate Risk
The Company has two interest rate swap agreements designated as cash flow hedges whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Rate	March 31, 2021	March 31, 2021	December 31, 2020	Balance Sheet
4/7/2016	8/1/2029	3.14%	$57.5	$(1.6)	$(4.8)	Accrued and other liabilities
2/13/2020	2/27/2023	3.15%	$50.0	$(1.1)	$(1.3)	Accrued and other liabilities

Liabilities related to the interest rate swap are presented within Accrued and other liabilities, and assets are presented within Prepaid expenses and other assets in the consolidated balance sheets. The changes in fair value of the cash flow hedge are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) during the three months ended March 31, 2021 and 2020 (in millions):

	2021	2020
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$3.1	$(6.9)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$0.3	$—

As of March 31, 2021, the Company expects to reclassify $1.5 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.
Non-designated Hedges
As of March 31, 2021, the Company has one interest rate swap that has not been designated as a cash flow hedge whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Rate	March 31, 2021	March 31, 2021	December 31, 2020	Balance Sheet
1/1/2014	9/1/2021	5.95%	$9.7	$(0.2)	$(0.3)	Accrued and other liabilities

The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in Interest and other income (expense), net in its condensed consolidated statements of operations. The Company recognized a gain of $0.1 million in the three months ended March 31, 2021 and a loss of $0.1 million in the three months ended March 31, 2020 related to changes in fair value.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.

8.    COMMITMENTS AND CONTINGENCIES
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's condensed consolidated balance sheet as of March 31, 2021:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.1 million as of March 31, 2021. These letters of credit primarily relate to the Company's workers' compensation plans and construction activities; if drawn upon the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's construction and real estate activities totaled $250.7 million as of March 31, 2021. Approximately $231.4 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds); if drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of March 31, 2021, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $46.5 million.
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
•Guarantees of indebtedness may be provided by the Company for the benefit of financial institutions providing credit to unconsolidated equity method investees. As of March 31, 2021, the Company had one arrangement with third party lenders that provided for a limited guarantee on any outstanding amounts related to an unconsolidated equity method investee's line of credit; related to borrowings on such line of credit by the equity method investee, there was none outstanding as of March 31, 2021.
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
In June 2019, the ICA vacated the Initial Ruling, effectively reversing the determination that the BLNR lacked authority to keep the revocable permits in holdover status beyond one year (the "ICA Ruling"). The ICA remanded the case back to the trial court to determine whether the holdover status of the permits was both (a) "temporary" and (b) in the best interest of the State, as required by statute. The plaintiffs filed a motion with the ICA for reconsideration of its decision, which was denied on July 5, 2019. On September 30, 2019, the plaintiffs filed a request with the Supreme Court of Hawai‘i to review and reverse the ICA Ruling. On November 25, 2019, the Supreme Court of Hawai‘i granted the plaintiffs' request to review the ICA Ruling and, on May 5, 2020, oral argument was held. No decision has yet been rendered by the Supreme Court of Hawai‘i.
On October 11, 2019, the BLNR took up the renewal of all the existing water revocable permits in the state, acting under the ICA Ruling, and approved the continuation of the four East Maui water revocable permits for another one-year period through December 31, 2020; on November 13, 2020, the BLNR considered and approved a renewal of the four revocable permits for an additional year, through December 31, 2021.
On December 7, 2018, a contested case request filed by the Sierra Club (regarding the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B and EMI, seeking to invalidate the 2019 extension of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. The time to appeal has not yet run. The court is separately considering, but has not yet ruled upon, a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny them a contested case hearing on the 2021 revocable permits.
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
9.    REVENUE AND CONTRACT BALANCES
The Company generates revenue through its Commercial Real Estate, Land Operations and Materials & Construction segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 10 for further discussion of lessor income recognition. The Land Operations and Materials & Construction segments generate revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three months ended March 31, 2021 and 2020 was as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Revenues:
Commercial Real Estate	$39.9	$43.4
Land Operations:
Development sales revenue	—	3.6
Unimproved/other property sales revenue	11.3	2.1
Other operating revenue	5.8	5.3
Land Operations[1]	17.1	11.0
Materials & Construction[1]	24.0	26.4
Total revenues	$81.0	$80.8

1As described elsewhere in this Form 10-Q, during the current year, the Company changed the composition of its reportable segments which caused reported amounts (i.e., revenue and operating profit) in the historical period to be reclassified from Land Operations to Materials & Construction. All comparable information for the historical periods has been restated to reflect the impact of these changes.

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
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in millions):

	March 31, 2021	December 31, 2020
Accounts receivable	$30.7	$39.5
Contracts retention	5.8	7.3
Allowances (credit losses and doubtful accounts)	(3.3)	(3.3)
Accounts receivable and retention, net	$33.2	$43.5
Costs and estimated earnings in excess of billings on uncompleted contracts	$4.0	$2.3
Billings in excess of costs and estimated earnings on uncompleted contracts	$5.4	$8.5
Variable consideration[1]	$62.0	$62.0
Other deferred revenue	$6.7	$4.9

[1]Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three months ended March 31, 2021, the Company recognized revenue of approximately $5.5 million related to the Company's contract liabilities reported as of January 1, 2021. For the three months ended March 31, 2020, the Company recognized revenue of approximately $4.5 million related to the Company's contract liabilities reported as of January 1, 2020.

Regarding other information related to the Company's contracts with customers, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not material in any of the periods presented. Further, the total amount of the transaction price allocated to either wholly unsatisfied or partially satisfied performance obligations was $123.5 million and $120.8 million as of March 31, 2021 and December 31, 2020, respectively. Of the amount presented as of March 31, 2021, the Company expects to recognize as revenue approximately 45% - 50% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations over the next twelve months, with the remaining recognized thereafter.
10.    LEASES - THE COMPANY AS LESSOR
The Company leases land and buildings to third parties under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
Under various circumstances and on a case-by-case basis, the Company may offer certain of its tenants rent relief arrangements (for example, those offered during the year ended December 31, 2020 and in the current period due to the continuing impacts of the coronavirus pandemic that was first reported in Wuhan, China, in December 2019, henceforth, "COVID-19") in the form of rent deferrals or other relief modifications that result in changes to fixed contractual lease payments for specified months. Such other relief modifications may include changing the nature of payments from fixed to variable (i.e., variable based on a percentage of the tenant's sales, typically subject to a minimum "floor" amount) or, in some cases, payment forgiveness. Consistent with lease accounting guidance and interpretations provided by the FASB for rent relief arrangements specifically related to COVID-19, the Company elected to treat such eligible lease concessions (i.e., such rent deferrals, fixed-to-variable modifications or payment forgiveness arrangements that do not result in a substantial increase in the rights of the lessor or obligations of the lessee) outside of the lease accounting modification framework.
For such eligible rent deferrals, the Company accounts for the event as if no changes to the lease contract were made and continues to record lease receivables and recognize income during the deferral period. For the eligible other relief modifications mentioned above that resulted in reductions to fixed contractual lease payments the Company reports, for periods covered by the modification, reduced rental income (i.e., revenue) equal to the agreed-upon amounts (offset by any variable lease payments).
The Company continues to assess collectability on all such amounts due under leases and only recognizes revenue to the extent such amounts are probable of collection (or payment is received). The following table provides information about reductions in revenue for CRE accounts receivable and unbilled straight-line lease receivables for which the Company assessed that the tenant's future payment of amounts due under leases was not probable (i.e., those due to general circumstances or those primarily due to COVID-19), as well as reductions of revenue related to the allowance for doubtful accounts for other impacted operating lease receivables during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Impact to billed accounts receivable	$1.3	$0.7
Impact to straight-line lease receivables	0.3	(0.1)
Total revenue reductions (increases) - tenant collectability assessments	$1.6	$0.6
Provision for allowance for doubtful accounts[1]	0.2	(0.1)
Total revenue reductions (increases)	$1.8	$0.5

[1] Related to other impacted operating lease receivables.

As a result of COVID-19, certain tenants experiencing economic difficulties have sought and may continue to seek current and future rent relief, which may be provided in the form of additional rent deferrals or other relief modifications, among other possible agreements. The Company is evaluating each request on a case-by-case basis and will apply lease accounting guidance (including the interpretations specifically related to COVID-19) consistently to leases with similar characteristics and similar circumstances. The future impact of any potential rent concessions in the context of lease accounting guidance and related interpretations is dependent upon the extent of relief granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such agreements.
The historical cost of, and accumulated depreciation on, leased property as of March 31, 2021 and December 31, 2020 were as follows (in millions):

	March 31, 2021	December 31, 2020
Leased property - real estate	$1,532.5	$1,525.3
Less: Accumulated depreciation	(162.4)	(152.2)
Property under operating leases, net	$1,370.1	$1,373.1

Total rental income (i.e., revenue) under these operating leases during the three months ended March 31, 2021 and 2020 relating to lease payments and variable lease payments were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Lease payments	$29.6	$30.2
Variable lease payments	11.7	1.4
Total rental income	$41.3	$31.6

Contractual future lease payments to be received on non-cancelable operating leases as of March 31, 2021 were as follows (in millions):

2021	$89.2
2022	110.9
2023	99.9
2024	86.6
2025	74.2
2026	60.5
Thereafter	448.6
Total future lease payments to be received	$969.9

11.    LEASES - THE COMPANY AS LESSEE
There have been no material changes from the Company's leasing activities as a lessee described in Note 15 to the consolidated financial statements included in Item 8 of the Company's 2020 Form 10-K. The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1.1	$1.2
Finance lease cost	$0.3	$0.3

12.    SHARE-BASED PAYMENT AWARDS
The 2012 Incentive Compensation Plan ("2012 Plan") allows for the granting of stock options, restricted stock units and common stock. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions. During the three months ended March 31, 2021, the Company granted approximately 342,700 restricted stock unit awards with a weighted average grant date fair value of $16.50 under the 2012 Plan. During the three months ended March 31, 2020, the Company granted approximately 225,700 restricted stock units with a weighted average grant date fair value of $24.59 under the 2012 Plan.
The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2021 Grants	2020 Grants
Volatility of A&B common stock	47.2%	22.6%
Average volatility of peer companies	49.6%	23.2%
Risk-free interest rate	0.2%	1.3%

The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Share-based expense:
Time-based and market-based restricted stock units	$1.4	$1.5

13.    EMPLOYEE BENEFIT PLANS
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”), to be effective May 31, 2021.
In addition, the Board of Directors authorized the Company to take the following steps to prepare for the termination of the Defined Benefit Plans, which are tax-qualified, including:
a.Prepare and execute any necessary amendments to the Defined Benefit Plans and/or restatements regarding the termination of the Defined Benefit Plans, including amending the Defined Benefit Plans to provide for a limited lump-sum window for eligible participants;
b.Prepare and file an Application for Determination for Terminating Plan with the Internal Revenue Service (“IRS”) for a determination as to the tax-qualified status of the Defined Benefit Plans at the time of termination; and
c.Prepare and file all appropriate notices and documents related to the termination of the Defined Benefit Plans and wind-down with the Pension Benefit Guaranty Corporation (the “PBGC”), the U.S. Department of Labor, the Internal Revenue Service, the trustee and any other appropriate parties.
Except for retirees currently receiving payments under the Defined Benefit Plans, participants will have the choice of receiving a single lump sum payment or an annuity from a highly-rated insurance company that will pay and administer future benefit payments. The amount of any lump sum payment will equal the actuarial-equivalent present value of the participant’s accrued benefit under the applicable pension plan as of the distribution date. Annuity payments to current retirees will continue under their current elections, but will be administered by the selected insurance company.
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three months ended March 31, 2021 and 2020 are shown below (in millions):

	Three Months Ended March 31,
	2021	2020
Service cost	$0.2	$0.2
Interest cost	1.7	1.7
Expected return on plan assets	(1.7)	(1.7)
Amortization of net loss	0.6	0.6
Net periodic benefit cost	$0.8	$0.8
The Company has made no contributions to its defined benefit pension plans during the three months ended March 31, 2021 and expects to make no contributions in the current fiscal year.
14.    INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the three months ended March 31, 2021 differed from the effective tax rate for the same period in 2020, primarily due to the taxable built-in gain on a REIT land sale in 2021.

As of March 31, 2021, tax years 2017 and later are open to audit by the tax authorities. The Company believes that the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.

15.    EARNINGS PER SHARE ("EPS")
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
The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in millions):

	Three Months Ended March 31,
	2021	2020
Income (loss) from continuing operations	$9.9	$5.8
Exclude: (Income) loss attributable to noncontrolling interest	—	0.6
Income (loss) from continuing operations attributable to A&B shareholders	9.9	6.4
Distributions and allocations to participating securities	—	—
Income (loss) from continuing operations available to A&B common shareholders	9.9	6.4
Income (loss) from discontinued operations available to A&B common shareholders	—	(0.2)
Net income (loss) available to A&B common shareholders	$9.9	$6.2

The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Denominator for basic EPS - weighted average shares outstanding	72.5	72.3
Effect of dilutive securities:
Stock options and restricted stock unit awards	0.1	0.2
Denominator for diluted EPS - weighted average shares outstanding	72.6	72.5

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Number of anti-dilutive securities	0.3	0.1

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) principally includes amortization of deferred pension and postretirement costs. The components of Accumulated other comprehensive loss, net of taxes, were as follows as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
Employee benefit plans:
Pension plans	$(48.3)	$(48.9)
Post-retirement plans	(3.6)	(3.6)
Non-qualified benefit plans	(0.8)	(0.8)
Total employee benefit plans	(52.7)	(53.3)
Interest rate swap	(3.3)	(6.7)
Accumulated other comprehensive income (loss)	$(56.0)	$(60.0)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 were as follows (in millions, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2021	$(53.3)	$(6.7)	$(60.0)
Other comprehensive income (loss) before reclassifications	—	3.1	3.1
Amounts reclassified from accumulated other comprehensive income (loss)[1]	0.6	0.3	0.9
Taxes on other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of taxes	0.6	3.4	4.0
Balance, March 31, 2021	$(52.7)	$(3.3)	$(56.0)
1 Amounts reclassified from Accumulated other comprehensive income related to interest rate swap settlements are presented as an adjustment to Interest expense in the condensed consolidated statements of operations. Amounts reclassified from Accumulated other comprehensive income related to employee benefit plan items are presented as part of Interest and other income (expense), net in the condensed consolidated statements of operations.

17.    RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities (refer to Note 3) and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which the relationship existed, revenues earned from transactions with such affiliates were $1.4 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Expenses recognized from transactions with such affiliates were $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Receivables from these affiliates were $0.8 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively. Amounts due to these affiliates were $0.1 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively.
Land Operations. During the three months ended March 31, 2021 and 2020, the Company recognized $1.5 million and $0.8 million, respectively, related to revenue for materials and services provided to certain unconsolidated investments in affiliates and interest earned on notes receivables from such related parties. Receivables from service arrangements with these affiliates were less than $0.1 million as of March 31, 2021 and December 31, 2020. Notes receivable from related parties were held at carrying values of $7.6 million and $9.5 million as of March 31, 2021 and December 31, 2020, respectively, related to a construction loan secured by a mortgage on real property with one of the Company's joint ventures.

18.    SEGMENT RESULTS
Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker (its Chief Executive Officer) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As noted above, the Company operates and reports on three segments: Commercial Real Estate; Land Operations; and Materials & Construction.
During the first quarter ended March 31, 2021, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. Specifically, the change resulted from a reorganization to present the activity and results of operations of Company-owned quarries on the island of Maui (utilized and operated by third parties who pay for such extraction rights under operating agreements) historically included in the results of Land Operations that will now be included in the results of Materials & Construction. The corresponding information for all historical periods has been restated and resulted in changes in segment Operating Revenue and Operating Profit (Loss) of $0.5 million (from Land Operations to Materials & Construction) during the three months ended March 31, 2020.
Reportable segment information for the three months ended March 31, 2021 and 2020 is summarized below (in millions):

	Three Months Ended March 31,
	2021	2020
Operating Revenue:
Commercial Real Estate	$39.9	$43.4
Land Operations[1]	17.1	11.0
Materials & Construction[1]	24.0	26.4
Total operating revenue	81.0	80.8
Operating Profit (Loss):
Commercial Real Estate[2]	15.4	18.1
Land Operations[1,3]	11.4	4.5
Materials & Construction[1]	(4.0)	(3.3)
Total operating profit (loss)	22.8	19.3
Gain (loss) on disposal of commercial real estate properties, net	0.2	0.5
Interest expense	(7.0)	(7.8)
Corporate and other expense	(6.0)	(6.2)
Income (Loss) from Continuing Operations Before Income Taxes	$10.0	$5.8

1As described above, during the current year, the Company changed the composition of its reportable segments which caused reported amounts (i.e., revenue and operating profit) in the historical period to be reclassified from Land Operations to Materials & Construction. All comparable information for the historical periods has been restated to reflect the impact of these changes.

[2] Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Materials & Construction segment, and is eliminated in the condensed consolidated statements of operations.

[3] Land Operations segment operating profit (loss) includes equity in earnings (losses) from the Company's various equity method investments (primarily real estate joint ventures).

19.    SUBSEQUENT EVENTS
On April 27, 2021, the Company's Board of Directors declared a cash dividend of $0.16 per share of outstanding common stock, payable on July 6, 2021 to shareholders of record as of the close of business on June 28, 2021.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. ("A&B" or the "Company") and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K") filed with the U.S. Securities and Exchange Commission ("SEC").
Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Forward-Looking Statements
Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions, as well as the rapidly changing challenges with, and the Company's plans and responses to, the coronavirus 2019 ("COVID-19") pandemic and related economic disruptions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, risks associated with COVID-19 and its impact on the Company's businesses, results of operations, liquidity and financial condition, the evaluation of alternatives by the Company related to its materials and construction business and by the Company's joint venture related to the development of Kukui‘ula, and the risk factors discussed in the Company's most recent Form 10-K, Form 10-Q and other filings with the SEC. The information in this Form 10-Q should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three months ended March 31, 2021 as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three months ended March 31, 2021 as compared to the corresponding period of the preceding fiscal year.
•Use of Non-GAAP Financial Measures: This section provides a discussion of the Company's non-GAAP financial measures included in this report and presents quantitative reconciliations between the non-GAAP financial measures and the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP. It also describes why the Company believes that presentation of the non-GAAP financial measure provides useful information to investors regarding the Company's financial condition and results of operations and, to the extent material, describes additional purposes for which the Company uses the non-GAAP financial measures.
•Liquidity and Capital Resources: This section provides a discussion of any material changes in the Company's liquidity, financial condition and cash flows, including a discussion of any material changes in the Company's ability to fund its future commitments and ongoing operating activities in the short-term (i.e., over the next twelve months from the most recent fiscal period end) and in the long-term (i.e., beyond the next twelve months) through internal and external sources of capital, as compared to the end of preceding fiscal year ended December 31, 2020. It includes an evaluation of the amounts and certainty of cash flows from operations and from outside sources.
•Other Matters: This section identifies and summarizes other matters to be discussed in Item 2 of this report including any changes in the significant judgments or estimates on the part of management in preparing the Company's consolidated financial statements that may materially impact the Company's reported results of operations and financial condition from the end of the preceding fiscal year ended December 31, 2020, the potential impact of recently issued accounting pronouncements and other miscellaneous matters as needed.
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

Termination of certain employee benefit plans
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”), to be effective May 31, 2021.
In addition, the Board of Directors authorized the Company to take the following steps to prepare for the termination of the Defined Benefit Plans, which are tax-qualified, including:
a.Prepare and execute any necessary amendments to the Defined Benefit Plans and/or restatements regarding the termination of the Defined Benefit Plans, including amending the Defined Benefit Plans to provide for a limited lump-sum window for eligible participants;
b.Prepare and file an Application for Determination for Terminating Plan with the Internal Revenue Service (“IRS”) for a determination as to the tax-qualified status of the Defined Benefit Plans at the time of termination; and
c.Prepare and file all appropriate notices and documents related to the termination of the Defined Benefit Plans and wind-down with the Pension Benefit Guaranty Corporation (the “PBGC”), the U.S. Department of Labor, the Internal Revenue Service, the trustee and any other appropriate parties.
Except for retirees currently receiving payments under the Defined Benefit Plans, participants will have the choice of receiving a single lump sum payment or an annuity from a highly-rated insurance company that will pay and administer future benefit payments. The amount of any lump sum payment will equal the actuarial-equivalent present value of the participant’s accrued benefit under the applicable pension plan as of the distribution date. Annuity payments to current retirees will continue under their current elections, but will be administered by the selected insurance company.
In 2022, after receiving approval from the IRS and the PBGC and following completion of the limited lump-sum offering, the Company expects to make an additional cash contribution in order to fully fund the Defined Benefit Plans on a plan termination basis, followed by the purchase of annuity contracts to transfer its remaining liabilities under the Defined Benefit Plans. These additional cash contributions are expected to range between $25 million and $40 million. However, the actual amount of this cash contribution requirement will depend upon the nature and timing of participant settlements, interest rates, as well as prevailing market conditions. In addition, the Company expects to recognize non-cash pension settlement charges totaling between $80 million and $90 million, related to actuarial losses currently in Accumulated other comprehensive income (loss) in the consolidated balance sheets, upon settlement of the obligations of the Defined Benefit Plans. These charges are currently expected to occur in 2022, with the specific timing and final amounts dependent upon completion of the activities enumerated above.
Coronavirus outbreak
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has adversely impacted the global economy and has contributed to significant volatility in financial markets. Considerable uncertainty continues to surround COVID-19 and its effects on the population, as well as the effectiveness of any responses taken by government authorities and the availability and efficacy of vaccinations and therapeutic treatments for COVID-19. The pandemic resulted in a significant decline in Hawai‘i tourism and an increase in business closures; it has significantly impacted the Company's business due largely to the extreme hardships facing its retail tenants. The ultimate extent of the impact that the COVID-19 pandemic will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the duration and spread of the outbreak, the severity of economic disruptions and resulting impact on economic growth/recession, the response by all levels of government in their efforts to contain the outbreak and to mitigate the economic disruptions, the impact on travel and tourism behavior and the impact on consumer confidence and spending, all of which are highly uncertain and cannot be reasonably predicted.
As of April 16, 2021, all of the Company's properties within its CRE portfolio remain open and substantially all of its existing tenants remain open and operating in some capacity. Further, as of this date, the CRE portfolio tenants have paid approximately 87% of their first quarter billings (which includes base rents and recoveries from tenants). Within this population, the Company's grocer tenants (designated as essential businesses and located within its grocery-anchored neighborhood shopping centers), have paid approximately 94% of their first quarter billings.
As a result of COVID-19, certain tenants experiencing economic difficulties have sought and may continue to seek current and future rent relief, which may be provided in the form of rent deferrals, which has varied in terms of months covered and the repayment period (e.g., repaid in 2020 or to be repaid over 2021) or other relief modifications, including modifying the nature of rent payments from fixed to variable (i.e., variable based on a percentage of the tenant's sales, typically subject to a minimum "floor" amount) or, in some cases, payment forgiveness.
As it pertains to rent deferrals, as of March 31, 2021, since the Company began providing rent relief arrangements as a result of COVID-19, the Company has agreed to rent deferrals with tenants which has impacted total billings of $7.1 million (net of amounts subsequently forgiven under other relief modifications) and has subsequently collected $3.6 million of these amounts from tenants. The remaining $3.5 million outstanding has been subject to the Company's ongoing assessments of uncollectable tenant billings, pursuant to which the Company records adjustments to revenue based on changes in the assessments during the period (further described below).
During the three months ended March 31, 2021 and 2020, the reductions (or increases) to revenue that the Company has recorded as result of other relief modifications and other adjustments, as well as those recorded based on its assessments of uncollectable tenant billings were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Other relief modifications and other adjustments[1]	$2.5	$0.1

Tenant collectability assessments and allowance for doubtful accounts
Impact to billed accounts receivable	$1.3	$0.7
Impact to straight-line lease receivables	0.3	(0.1)
Total revenue reductions (increases) - tenant collectability assessments	1.6	0.6
Provision for allowance for doubtful accounts[2]	0.2	(0.1)
Total revenue reductions (increases) for assessments and provisions	$1.8	$0.5

Total revenue reductions (increases) related to adjustments, assessments and provisions	$4.3	$0.6
Total revenue reductions (increases) impacting billed accounts receivable only[3]	$4.0	$0.7

[1] Primarily related to COVID-19, but may include other adjustments (e.g., adjustments due to tenant bankruptcies).
[2] Related to other impacted operating lease receivables.
[3] Excludes the impact to unbilled straight-line lease receivables.

The Company’s financial results for the three months ended March 31, 2021 were significantly impacted by the COVID-19 pandemic resulting in reductions in operating profit and its non-GAAP performance measures. As such, the comparability of the Company’s results of operations for the three months ended March 31, 2021 to future periods may be limited.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Financial results - First quarter of 2021 compared with 2020

(amounts in millions, except percentage data and per share data; unaudited)	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$	%
Operating revenue	$81.0	$80.8	$0.2	0.2%
Cost of operations	(55.2)	(57.3)	2.1	(3.7)%
Selling, general and administrative	(12.2)	(13.8)	1.6	(11.6)%
Gain (loss) on disposal of assets, net	0.3	0.5	(0.2)	(40.0)%
Operating income (loss)	13.9	10.2	3.7	36.3%
Income (loss) related to joint ventures	3.4	3.2	0.2	6.3%
Interest and other income (expense), net	(0.3)	0.2	(0.5)	(250.0)%
Interest expense	(7.0)	(7.8)	0.8	(10.3)%
Income tax benefit (expense)	(0.1)	—	(0.1)	—%
Income (loss) from continuing operations	9.9	5.8	4.1	70.7%
Discontinued operations (net of income taxes)	—	(0.2)	0.2	(100.0)%
Net income (loss)	9.9	5.6	4.3	76.8%
(Income) loss attributable to noncontrolling interest	—	0.6	(0.6)	(100.0)%
Net income (loss) attributable to A&B	$9.9	$6.2	$3.7	59.7%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.14	$0.09	$0.05	55.6%
Basic earnings (loss) per share - discontinued operations	0.00	0.00	—	NM
	$0.14	$0.09	$0.05	55.6%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.14	$0.09	$0.05	55.6%
Diluted earnings (loss) per share - discontinued operations	0.00	0.00	—	NM
	$0.14	$0.09	$0.05	55.6%

Continuing operations available to A&B common shareholders	$9.9	$6.4	$3.5	54.7%
Discontinued operations available to A&B common shareholders	—	(0.2)	0.2	(100.0)%
Net income (loss) available to A&B common shareholders	$9.9	$6.2	$3.7	59.7%

Funds From Operations ("FFO")[1]	$19.2	$15.9	$3.3	20.8%
Core FFO[1]	$15.4	$18.3	$(2.9)	(15.8)%

FFO per diluted share	$0.26	$0.22	$0.04	18.2%
Core FFO per diluted share	$0.21	$0.25	$(0.04)	(16.0)%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.6	72.5

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 31.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.

The causes of material changes in the condensed consolidated statements of operations for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.

Operating revenue for the first quarter ended March 31, 2021 increased 0.2%, or $0.2 million, to $81.0 million, due primarily to higher revenue from Land Operations partially offset by lower revenue from each of the Commercial Real Estate and Materials & Construction segments.
Cost of operations for the first quarter ended March 31, 2021 decreased 3.7%, or $2.1 million, to $55.2 million, due primarily to decreases in costs incurred by the Materials & Construction and Commercial Real Estate segments.
Selling, general and administrative for the first quarter ended March 31, 2021 decreased 11.6%, or $1.6 million, to $12.2 million, primarily due to lower personnel-related costs.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - First quarter of 2021 compared with 2020
Results of operations for the first quarter ended March 31, 2021 and 2020 were as follows:

(amounts in millions, except percentage data and acres; unaudited)	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$	%
Commercial Real Estate operating revenue	$39.9	$43.4	$(3.5)	(8.1)%
Commercial Real Estate operating costs and expenses	(23.4)	(24.3)	0.9	(3.7)%
Selling, general and administrative	(1.5)	(2.1)	0.6	(28.6)%
Intersegment operating revenue, net[1]	0.3	0.7	(0.4)	(57.1)%
Interest and other income (expense), net	0.1	0.4	(0.3)	(75.0)%
Commercial Real Estate operating profit (loss)	$15.4	$18.1	$(2.7)	(14.9)%
Operating profit (loss) margin	38.6%	41.7%

Net Operating Income ("NOI")[2]	$25.3	$28.9	$(3.6)	(12.4)%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$24.7	$28.3	$(3.6)	(12.6)%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	—	—%
Ground leases (acres at end of period)	152.0	153.7	(1.7)	(1.1)%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of a non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 31.

Commercial Real Estate operating revenue decreased 8.1% or $3.5 million, to $39.9 million for the first quarter ended March 31, 2021, as compared to the first quarter ended March 31, 2020. Operating profit decreased 14.9%, or $2.7 million, to $15.4 million for the first quarter ended March 31, 2021, as compared to the first quarter ended March 31, 2020. The decrease in operating revenue and operating profit from the prior year is primarily driven by reductions in revenue that the Company has recorded as a result of other relief modifications and other adjustments, as well as those recorded based on its assessments of uncollectable tenant billings (totals of $4.3 million during the three months ended March 31, 2021, as compared to $0.6 million during the comparable prior year period, inclusive of the impact to unbilled straight-line lease receivables). Such impact was partially offset by a decrease in operating costs and expenses of $0.9 million due to variable operational costs and other activity at its commercial real estate properties due to COVID-19, as well as lower selling, general and administrative expenses, which decreased $0.6 million from the prior year's quarter primarily driven by lower personnel cost.
Commercial Real Estate portfolio acquisitions and dispositions
There were no acquisitions of CRE improved properties or ground lease interests in land during the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company had the following disposition related to a parcel of land (which was subject to a ground lease in the CRE segment) that was sold in conjunction with a larger, non-core asset sale in the Land Operations segment (dollars in millions):

Dispositions
Property	Location	Date (Month/Year)	Sales Price	GLA (SF)
Residual Maui land	Maui, HI	2/21	$0.3	N/A

Leasing activity
During the first quarter ended March 31, 2021, the Company signed 11 new leases and 40 renewal leases for its improved properties across its three asset classes, covering 121,600 square feet of GLA. The 11 new leases consist of 15,800 square feet with an average annual base rent of $37.89 per-square-foot. Of the 11 new leases, four leases with a total GLA of 5,300 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these four leases, resulted in a 23.2% average base rent increase over comparable expiring leases. The 40 renewal leases consist of 105,800 square feet with an average annual base rent of $21.92 per square foot. Of the 40 renewal leases, 22 leases with a total GLA of 72,000 square feet were considered comparable and resulted in a 0.2% average base rent decrease over comparable expiring leases.
Leasing activity summarized by asset class for the three months ended March 31, 2021 was as follows:

	Three Months Ended March 31, 2021
	Leases	GLA	ABR/SF	Rent Spread[1]
Retail	32	54,402	$37.30	3.0%
Industrial	16	64,709	$12.39	(0.2)%
Office	3	2,460	$34.83	—%

1Rent spread is calculated for comparable leases, a subset of the total population of leases for the period presented (described above).
Occupancy
The Company has historically (through the period ended December 31, 2020) reported occupancy on a physical basis (i.e., based on timing of when the lessee has physical access to the space, henceforth, “Physical Occupancy”). Beginning in the period ended March 31, 2021, to provide additional transparency regarding the status of the spaces available in its improved properties, the Company presents two different types of occupancy ("Leased Occupancy" and "Economic Occupancy").
The Leased Occupancy percentage calculates the square footage leased (i.e., the space has been committed to by a lessee under a signed lease agreement) as a percentage of total available improved property space as of the end of the period reported.
The Economic Occupancy percentage calculates the square footage under leases for which the lessee is contractually obligated to make lease-related payments (i.e., subsequent to the rent commencement date) to total available improved property space as of the end of the period reported.
The Company's improved portfolio occupancy metrics as of March 31, 2021 and 2020 were as follows:

	As of	As of	Basis Point Change
	March 31, 2021	March 31, 2020
Leased Occupancy	93.8%	94.9%	(110)
Physical Occupancy	93.1%	94.7%	(160)
Economic Occupancy	92.4%	93.8%	(140)

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of March 31, 2021 and 2020 were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	March 31, 2021	March 31, 2020
Retail	91.9%	93.7%	(180)
Industrial	97.8%	97.4%	40
Office	93.0%	94.3%	(130)
Total Improved Portfolio	93.8%	94.9%	(110)

Economic Occupancy
	As of	As of	Basis Point Change
	March 31, 2021	March 31, 2020
Retail	89.9%	92.4%	(250)
Industrial	97.7%	97.4%	30
Office	91.2%	87.5%	370
Total Improved Portfolio	92.4%	93.8%	(140)

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	March 31, 2021	March 31, 2020
Retail	91.8%	93.7%	(190)
Industrial	97.8%	97.4%	40
Office	93.0%	94.3%	(130)
Total Improved Portfolio	93.8%	94.9%	(110)

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	March 31, 2021	March 31, 2020
Retail	89.9%	92.4%	(250)
Industrial	97.7%	97.4%	30
Office	91.2%	87.5%	370
Total Improved Portfolio	92.4%	93.8%	(140)
Land Operations
Trends, events and uncertainties
The asset class mix of real estate sales in any given period can be diverse and has historically included developed residential real estate, developable subdivision lots, undeveloped land or property sold under threat of condemnation. Further, the timing of property or parcel sales has affected and can significantly affect operating results in a given period.
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

As a result, direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance. Further, Land Operations revenue trends, cash flows from the sales of real estate, and the amounts of real estate developments for sale on the Company's condensed consolidated balance sheet do not necessarily indicate future profitability trends for this segment.
Financial results - First quarter of 2021 compared with 2020
Results of operations for the first quarter ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(amounts in millions; unaudited)	2021	2020
Development sales revenue	$—	$3.6
Unimproved/other property sales revenue	11.3	2.1
Other operating revenue[1]	5.8	5.3
Total Land Operations operating revenue[2]	17.1	11.0
Land Operations operating costs and expenses[3]	(8.2)	(8.1)
Selling, general and administrative	(0.9)	(1.2)
Gain (loss) on disposal of assets, net	0.1	—
Earnings (loss) from joint ventures	3.6	3.0
Interest and other income (expense), net	(0.3)	(0.2)
Total Land Operations operating profit (loss)[2]	$11.4	$4.5

[1] Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
2 As described elsewhere in this Form 10-Q, during the current year, the Company changed the composition of its reportable segments which caused reported amounts (i.e., revenue and operating profit) in the historical period to be reclassified from Land Operations to Materials & Construction. All comparable information for the historical periods has been restated to reflect the impact of these changes.

[3] Includes intersegment operating charges primarily from CRE that are eliminated in the consolidated results of operations.

First quarter of 2021: Land Operations revenue during the quarter ended March 31, 2021 was $17.1 million and included the sale of unimproved/other properties, notably a residential lot in Hali‘imaile on the island of Maui, as well as lots and parcels to buyers (Grove Ranch and Valley Isle Produce) on Maui. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (primarily trucking service and renewable energy).
Land Operations operating profit of $11.4 million during the first quarter ended March 31, 2021 was primarily composed of the margins on the aforementioned sales activity, as well as profits generated from the operations of the segment's other legacy business activities. Earnings from joint ventures of $3.6 million during the first quarter ended March 31, 2021 was primarily driven by profitable closings at the Kukui‘ula joint venture projects in the period (discussion of cash distributed to the Company from the joint venture projects is included below).
First quarter of 2020: Operating revenue was $11.0 million and included the impact of current period development sales at Maui Business Park II and an unimproved land sale on the island of Kauai. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment (e.g., trucking service, renewable energy and diversified agribusiness operations).
Land Operations operating profit of $4.5 million during the first quarter ended March 31, 2020 was composed of the margins on the Maui Business Park II development lot and Kauai unimproved property, as well as income/loss from real estate joint ventures and from the operations of the Land Operations segment's other legacy business activities.

Materials & Construction
Financial results - First quarter of 2021 compared with 2020
Results of operations for the first quarter ended March 31, 2021 and 2020 were as follows:

(dollars in millions; unaudited)	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$	%
Materials & Construction
Operating revenue[1]	$24.0	$26.4	$(2.4)	(9.1)%
Operating costs and expenses	(23.7)	(25.0)	1.3	(5.2)%
Selling, general and administrative	(3.9)	(4.5)	0.6	(13.3)%
Intersegment operating charges, net[2]	(0.2)	(0.6)	0.4	(66.7)%
Income (loss) related to joint ventures	(0.2)	0.3	(0.5)	(166.7)%
Interest and other income (expense), net	—	0.1	(0.1)	(100.0)%
Materials & Construction operating profit (loss)[1]	$(4.0)	$(3.3)	$(0.7)	21.2%
Operating margin percentage	(16.7)%	(12.5)%
Depreciation and amortization	$2.6	$2.8	$(0.2)	(7.1)%
Backlog at period end[3]	$127.2	$62.1	$65.1	104.8%

1 As described elsewhere in this Form 10-Q, during the current year, the Company changed the composition of its reportable segments which caused reported amounts (i.e., revenue and operating profit) in the historical period to be reclassified from Land Operations to Materials & Construction. All comparable information for the historical periods has been restated to reflect the impact of these changes.

[2] Intersegment operating charges, net for Materials & Construction represent amounts primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
[3] Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. This amount includes opportunity backlog consisting of government contracts in which Grace Pacific has been confirmed to be the lowest bidder and formal communication of the award is perfunctory at the time of this disclosure (such amounts were $51.9 million and $6.4 million as of March 31, 2021 and 2020, respectively. Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts. Maui Paving's backlog as of March 31, 2021 and 2020 was $3.7 million and $7.6 million, respectively.

Materials & Construction revenue was $24.0 million for the first quarter ended March 31, 2021, compared to $26.4 million for the first quarter ended March 31, 2020. Operating loss was $4.0 million for the first quarter ended March 31, 2021, compared to operating loss of $3.3 million for the first quarter ended March 31, 2020. During the quarter ended March 31, 2021, the segment operating loss was primarily driven by low paving volumes driven by the timing of projects and inclement weather in the period, partially offset by robust materials (i.e., construction aggregate) production and sales. During the quarter ended March 31, 2020, the segment operating loss was primarily driven by project delays resulting from inclement weather, government agency-imposed delays and the then-emerging impacts of COVID-19 (including travel restrictions and resource availability for projects on neighbor islands).
The Company is continuing to monitor the performance of the M&C segment in the context of the overall industry and economy as impacted by the COVID-19 pandemic. However, based on the inherent uncertainty in the general economic environment, there can be no assurance that the carrying values associated with the long-lived assets and goodwill will be recoverable and impairments on such long-lived assets and goodwill may be required.
Backlog at March 31, 2021 was $127.2 million (as a result of the disposal of GPRM at the end of the second quarter ended June 30, 2020, this metric excludes backlog related to GPRM). On a comparable basis (i.e., adjusted to exclude GPRM backlog of $19.9 million as of March 31, 2020), backlog increased from $62.1 million at March 31, 2020. The increase in backlog was primarily driven by an increase in the amount of marketed bid opportunities and an improvement in the rate of bids won by the Company.
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
The Company believes that, subject to the following limitations, FFO provides a supplemental measure to net income (calculated in accordance with GAAP) for comparing its performance and operations to those of other REITs. FFO does not represent an alternative to net income calculated in accordance with GAAP. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of the Company’s liquidity. The Company presents different forms of FFO:
•"Core FFO" represents a non-GAAP measure relevant to the operating performance of the Company's commercial real estate business (i.e., its core business). Core FFO is calculated by adjusting CRE operating profit to exclude items noted above (i.e., depreciation and amortization related to real estate included in CRE operating profit) and to make further adjustments to include expenses not included in CRE operating profit but that are necessary to accurately reflect the operating performance of its core business (i.e., corporate expenses and interest expense attributable to this core business) or to exclude items that are non-recurring, infrequent, unusual and unrelated to the core business operating performance (i.e., not likely to recur within two years or has not occurred within the prior two years). The Company believes such adjustments facilitate the comparable measurement of the Company's core operating performance over time. The Company believes that Core FFO, which is a supplemental non-GAAP financial measure, provides an additional and useful means to assess and compare the operating performance of REITs.

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
NOI is a non-GAAP measure used internally in evaluating the unlevered performance of the Company's Commercial Real Estate portfolio. The Company believes NOI provides useful information to investors regarding the Company's financial condition and results of operations because it reflects only the contract-based income and cash-based expense items that are incurred at the property level. When compared across periods, NOI can be used to determine trends in earnings of the Company's properties as this measure is not affected by non-contract-based revenue (e.g., straight-line lease adjustments required under GAAP); by non-cash expense recognition items (e.g., the impact of depreciation and amortization expense or impairments); or by other expenses or gains or losses that do not directly relate to the Company's ownership and operations of the properties (e.g., indirect selling, general, administrative and other expenses, as well as lease termination income). The Company believes the exclusion of these items from operating profit (loss) is useful because the resulting measure captures the contract-based revenue that is realizable (i.e., assuming collectability is deemed probable) and the direct property-related expenses paid or payable in cash that are incurred in operating the Company's Commercial Real Estate portfolio, as well as trends in occupancy rates, rental rates and operating costs. NOI should not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
NOI represents total Commercial Real Estate contract-based operating revenue that is realizable (i.e., assuming collectability is deemed probable) less the direct property-related operating expenses paid or payable in cash. The calculation of NOI excludes the impact of depreciation and amortization (e.g., depreciation related to capitalized costs for improved properties, other capital expenditures for building/area improvements and tenant space improvements, as well as amortization of leasing commissions); straight-line lease adjustments (including amortization of lease incentives); amortization of favorable/unfavorable lease assets/liabilities; lease termination income; interest and other income (expense), net; selling, general, administrative and other expenses (not directly associated with the property); and impairment of commercial real estate assets.

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
Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the three months ended March 31, 2021 and 2020 are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Net income (loss) available to A&B common shareholders	$9.9	$6.2
Depreciation and amortization of commercial real estate properties	9.5	10.2
Gain on the disposal of commercial real estate properties, net	(0.2)	(0.5)
FFO	$19.2	$15.9
Exclude items not related to core business:
Land Operations Operating Profit	(11.4)	(4.5)
Materials & Construction Operating (Profit) Loss	4.0	3.3
Loss from discontinued operations	—	0.2
Income (loss) attributable to noncontrolling interest	—	(0.6)
Income tax expense (benefit)	0.1	—
Non-core business interest expense	3.5	4.0
Core FFO	$15.4	$18.3
Reconciliations of Core FFO starting from CRE operating profit for the three months ended March 31, 2021 and 2020 are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
CRE Operating Profit	$15.4	$18.1
Depreciation and amortization of commercial real estate properties	9.5	10.2
Corporate and other expense	(6.0)	(6.2)
Core business interest expense	(3.5)	(3.8)
Core FFO	$15.4	$18.3

Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three months ended March 31, 2021 and 2020 are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Commercial Real Estate Operating Profit (Loss)	$15.4	$18.1
Plus: Depreciation and amortization	9.5	10.2
Less: Straight-line lease adjustments	(0.8)	(0.8)
Less: Favorable/(unfavorable) lease amortization	(0.2)	(0.3)
Plus: Other (income)/expense, net	(0.1)	(0.4)
Plus: Selling, general, administrative and other expenses	1.5	2.1
Commercial Real Estate NOI	25.3	28.9
Less: NOI from acquisitions, dispositions, and other adjustments	(0.6)	(0.6)
Same-Store NOI	$24.7	$28.3

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from March 31, 2021) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its various credit facilities. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures; shareholder distributions; and working capital needs.
As of March 31, 2021, there have been no material changes in the Company's ability to generate and obtain adequate amounts of cash to meet its business requirements and plans in the short-term and long-term from the end of the preceding fiscal year ended December 31, 2020.
Known contractual obligations
A description of material contractual commitments is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2020 Form 10-K, and relates to the Company's Notes payable and other debt, Operating lease liabilities and Accrued pension and post-retirement benefits. In addition, a description of other material cash requirements, including capital expenditures, is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of the 2020 Form 10-K, and includes contractual interest payments for Notes payable and other debt as well as amounts to be spent on contractual non-cancellable purchase obligations (that specifies all significant terms, including fixed or minimum quantities to be purchased, pricing structure and approximate timing of the transaction that are not recorded as liabilities in the consolidated balance sheet).
As of March 31, 2021, there have been no material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2020. Refer to Note 6, Note 11 and Note 13 in this report for further discussion.
As noted above, regarding the approved plan to effect the termination of the Defined Benefit Plans, in 2022, after receiving approval from the IRS and the PBGC and following completion of the limited lump-sum offering, the Company expects to make an additional cash contribution in order to fully fund the Defined Benefit Plans on a plan termination basis, followed by the purchase of annuity contracts to transfer its remaining liabilities under the Defined Benefit Plans. These additional cash contributions are expected to range between $25 million and $40 million. However, the actual amount of this cash contribution requirement will depend upon the nature and timing of participant settlements, interest rates, as well as prevailing market conditions.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2020 Form 10-K. As of March 31, 2021, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2020. Refer to Note 8 in this report for further discussion.

Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been cash flows provided by operations, which were $20.6 million for the three months ended March 31, 2021, primarily driven in the current year by cash generated from the CRE segment (the Company's core business). Total cash flows provided by operations did not fluctuate materially from the prior year ($18.9 million for the three months ended March 31, 2020), but, in future periods, may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy.
The Company's other primary sources of liquidity include its cash and cash equivalents of $32.0 million as of March 31, 2021, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from March 31, 2021), as well as long-term basis. With respect to the revolving credit facility for general A&B purposes, as of March 31, 2021, the Company had $80.0 million of borrowings outstanding, $1.1 million letters of credit issued against and $368.9 million of available capacity on such revolving credit facility (which currently has a term through September 15, 2022). Further, other sources of liquidity for the Company include trade receivables, contracts retention, and inventories (excluding parts, materials and supplies), totaling $59.4 million at March 31, 2021. As of March 31, 2021, there were no material changes to the Company's other primary sources of liquidity from the end of the preceding fiscal year ended December 31, 2020.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Net cash provided by investing activities was $10.4 million for the three months ended March 31, 2021, as compared to net cash provided of $2.9 million for the three months ended March 31, 2020. The increase is net cash provided by investing activities during the three months ended March 31, 2021 was primarily driven by distributions from the Company's land development joint ventures (primarily at its Kukui‘ula joint venture projects), including a $10.0 million distribution related to a large land parcel sale closed by the main joint venture project in the period.
Cash used in investing activities during the period is primarily composed of capital expenditures. In the three months ended March 31, 2021 the Company had capital expenditures for property, plant and equipment of $5.2 million. As it relates to the CRE segment (i.e., its core business), the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods for all segments were as follows:

	Three Months Ended March 31,
(dollars in millions; unaudited)	2021	2020	Change
CRE property acquisitions, development and redevelopment	$3.2	$3.5	(8.6)%
Building/area improvements (Maintenance Capital Expenditures)	1.2	1.3	(7.7)%
Tenant space improvements (Maintenance Capital Expenditures)	0.2	0.7	(71.4)%
Quarrying and paving	0.6	0.2	200.0%
Agribusiness and other	—	0.5	(100.0)%
Total capital expenditures¹	$5.2	$6.2	(16.1)%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Given the uncertainty around the duration and economic impact of the COVID-19 pandemic, the Company is not able to project capital expenditures for 2021 related to any of its segments. However, for 2021, the Company anticipates activity related to property acquisitions, development and redevelopment and building/area improvements and tenant space improvements to be higher than 2020 expenditures.

Net cash flows used in financing activities was $56.2 million for the three months ended March 31, 2021, as compared to net cash provided by financing activities for the three months ended March 31, 2020 of $100.5 million. The change in cash flows from financing activities in 2021 as compared to 2020 was due primarily to prior year activity (the Company drawing $120 million on its credit facility as a safeguard due to uncertainty caused by the COVID-19 pandemic during the first quarter ended March 31, 2020) as compared to current year activity (most notably, the Company making a $31 million payment on its credit facility in the quarter ended March 31, 2021 in addition to the timing of dividend payments).
Other capital resource matters
The Company frequently utilizes §1031 or §1033 of the Internal Revenue Code of 1986, as amended (the "Code"), to obtain tax-deferral treatment when qualifying real estate assets are sold or become subject to involuntary conversion and the resulting proceeds are reinvested in replacement properties within the required time period. Proceeds from potential tax-deferred sales under §1031 of the Code are held in escrow (and presented as part of Restricted cash on the consolidated balance sheets) pending future reinvestment or are returned to the Company for general use if eligibility for tax-deferral treatment based on the required time period lapses. The proceeds from involuntary conversions under §1033 of the Code are held by the Company until the funds are redeployed.
During the three months ended March 31, 2021, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. Further, during the three months ended March 31, 2021, there were no acquisitions utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions.
As of March 31, 2021, there are no amounts from tax-deferred sales that are available for use and have not been reinvested under §1031 of the Code. As of March 31, 2021, the Company holds approximately $14.3 million from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code.
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
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of March 31, 2021. However, as a result of the various uncertainties and factors surrounding COVID-19, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition. The Company intends to closely monitor the impact of COVID-19 on its business and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its various credit facilities will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from March 31, 2021) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
Other Matters
Critical accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of the Company's financial statements were described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2020 Form 10-K.
New accounting pronouncements
Refer to Notes to Consolidated Financial Statements, included in Part 1, Item 1 of this report, for a full description of the impact of recently issued accounting standards, which is incorporated herein by reference, including the expected dates of adoption and estimated effects on the Company's results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes in the quantitative and qualitative disclosures about market risk since December 31, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the "Legal Proceedings and Other Contingencies" section in Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in the Company's most recent annual report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act.
There were no purchases or repurchases of equity securities made by or on behalf of the Company during the period covered by this report.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.

ITEM 6. EXHIBITS
EXHIBIT INDEX
10. Material Contracts
10.b.1.(xl)     Alexander & Baldwin, Inc. 2021 Executive Simplification Incentive Program, effective February 22, 2021.
10.b.1.(xxx)    Amendment No. 2 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, effective January 1, 2018.
10.b.1.(xxxiv)    Amendment No. 3 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of April 1, 2020.
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
95    Mine Safety Disclosure
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

April 30, 2021	By: /s/ Brett A. Brown
Brett A. Brown
Executive Vice President and Chief Financial Officer

April 30, 2021	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President, Chief Accounting Officer and Controller