Form 10-Q
period 2021-06-30
Alexander & Baldwin, Inc.
filed 2021-07-30
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of June 30, 2021: 72,516,749

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions; unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Real estate investments
Real estate property	$1,564.6	$1,549.7
Accumulated depreciation	(167.8)	(154.4)
Real estate property, net	1,396.8	1,395.3
Real estate developments	68.8	75.7
Investments in real estate joint ventures and partnerships	116.8	134.1
Real estate intangible assets, net	56.4	61.9
Real estate investments, net	1,638.8	1,667.0
Cash and cash equivalents	19.9	57.2
Restricted cash	0.2	0.2
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $2.3 million and $3.3 million as of June 30, 2021 and December 31, 2020, respectively	24.8	43.5
Inventories	24.1	18.4
Other property, net	108.4	110.8
Operating lease right-of-use assets	22.1	18.6
Goodwill	10.5	10.5
Other receivables, net of allowance for credit losses and allowance for doubtful accounts of $3.5 million and $3.9 million as of June 30, 2021 and December 31, 2020, respectively	16.7	14.2
Prepaid expenses and other assets	90.5	95.6
Total assets	$1,956.0	$2,036.0

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$597.8	$687.1
Accounts payable	12.4	9.8
Operating lease liabilities	21.9	18.4
Accrued pension and post-retirement benefits	35.2	34.7
Deferred revenue	70.7	66.9
Accrued and other liabilities	109.1	116.5
Total liabilities	847.1	933.4
Commitments and Contingencies (Note 8)
Redeemable Noncontrolling Interest	6.7	6.5
Equity:
Common stock - no par value; authorized, 150.0 million shares; outstanding, 72.5 million and 72.4 million shares at June 30, 2021 and December 31, 2020, respectively	1,807.5	1,805.5
Accumulated other comprehensive income (loss)	(56.1)	(60.0)
Distributions in excess of accumulated earnings	(649.2)	(649.4)
Total equity	1,102.2	1,096.1
Total liabilities and equity	$1,956.0	$2,036.0
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenue:
Commercial Real Estate	$43.3	$34.0	$83.2	$77.4
Land Operations	16.0	9.1	33.1	20.1
Materials & Construction	30.0	30.8	54.0	57.2
Total operating revenue	89.3	73.9	170.3	154.7
Operating Costs and Expenses:
Cost of Commercial Real Estate	23.5	24.0	46.9	48.3
Cost of Land Operations	10.6	2.9	18.7	10.9
Cost of Materials & Construction	28.7	28.2	52.4	53.2
Selling, general and administrative	12.4	9.0	24.6	22.8
Impairment of assets	—	5.6	—	5.6
Total operating costs and expenses	75.2	69.7	142.6	140.8
Gain (loss) on disposal of commercial real estate properties, net	—	—	0.2	0.5
Gain (loss) on disposal of non-core assets, net	0.1	—	0.2	—
Total gain (loss) on disposal of assets, net	0.1	—	0.4	0.5
Operating Income (Loss)	14.2	4.2	28.1	14.4
Other Income and (Expenses):
Income (loss) related to joint ventures	6.1	(0.1)	9.5	3.1
Interest and other income (expense), net (Note 2)	(0.5)	(0.4)	(0.8)	(0.2)
Interest expense	(6.7)	(7.8)	(13.7)	(15.6)
Income (Loss) from Continuing Operations Before Income Taxes	13.1	(4.1)	23.1	1.7
Income tax benefit (expense)	—	—	(0.1)	—
Income (Loss) from Continuing Operations	13.1	(4.1)	23.0	1.7
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.6)	(0.1)	(0.8)
Net Income (Loss)	13.0	(4.7)	22.9	0.9
Loss (income) attributable to noncontrolling interest	(0.2)	—	(0.2)	0.6
Net Income (Loss) Attributable to A&B Shareholders	$12.8	$(4.7)	$22.7	$1.5

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.18	$(0.06)	$0.31	$0.03
Discontinued operations available to A&B shareholders	0.00	(0.01)	0.00	(0.01)
Net income (loss) available to A&B shareholders	$0.18	$(0.07)	$0.31	$0.02

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.18	$(0.06)	$0.31	$0.03
Discontinued operations available to A&B shareholders	0.00	(0.01)	0.00	(0.01)
Net income (loss) available to A&B shareholders	$0.18	$(0.07)	$0.31	$0.02

Weighted-Average Number of Shares Outstanding:
Basic	72.5	72.3	72.5	72.3
Diluted	72.6	72.3	72.6	72.4
Amounts Available to A&B Common Shareholders (Note 15):
Continuing operations available to A&B common shareholders	$12.9	$(4.1)	$22.8	$2.3
Discontinued operations available to A&B common shareholders	(0.1)	(0.6)	(0.1)	(0.8)
Net income (loss) available to A&B common shareholders	$12.8	$(4.7)	$22.7	$1.5

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$13.0	$(4.7)	$22.9	$0.9
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	(1.4)	(0.7)	1.7	(7.6)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	0.5	0.1	0.8	0.1
Employee benefit plans:
Amortization of net loss included in net periodic benefit cost	0.8	0.6	1.4	1.2
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	(0.1)	—	3.9	(6.3)
Comprehensive Income (Loss)	12.9	(4.7)	26.8	(5.4)
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.6
Comprehensive Income (Loss) Attributable to A&B Shareholders	$12.7	$(4.7)	$26.6	$(4.8)
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions; unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$22.9	$0.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	25.4	27.4
Loss (gain) from disposals and asset transactions, net	(0.4)	(0.5)
Impairment of assets	—	5.6
Share-based compensation expense	2.8	3.0
Equity in (income) loss from affiliates, net of operating cash distributions	(7.5)	(2.9)
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	13.9	0.1
Inventories	(5.7)	0.3
Prepaid expenses, income tax receivable and other assets	7.0	14.3
Development/other property inventory	0.5	0.7
Accrued pension and post-retirement benefits	1.8	1.3
Accounts payable	(0.3)	(3.7)
Accrued and other liabilities	(0.8)	(18.3)
Net cash provided by (used in) operations	59.6	28.2

Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(14.8)	(10.9)
Proceeds from disposal of assets	0.6	9.4
Payments for purchases of investments in affiliates and other investments	(0.8)	—
Distributions of capital and other receipts from investments in affiliates and other investments	30.0	5.3
Net cash provided by (used in) investing activities	15.0	3.8

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	6.0	173.0
Payments of notes payable and other debt and deferred financing costs	(95.4)	(100.5)
Borrowings (payments) on line-of-credit agreement, net	—	(8.7)
Cash dividends paid	(21.8)	(13.8)
Proceeds from issuance (repurchase) of capital stock and other, net	(0.7)	(1.0)
Net cash provided by (used in) financing activities	(111.9)	49.0

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	(37.3)	81.0
Balance, beginning of period	57.4	15.4
Balance, end of period	$20.1	$96.4

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(12.8)	$(10.8)
Income tax (payments)/refunds, net	$0.4	$0.5

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	5.9	3.0
Receivable from disposal of a M&C subsidiary	—	0.5
Operating lease liabilities arising from obtaining ROU assets	5.5	—
Finance lease liabilities arising from obtaining ROU assets	—	0.4
Dividends declared but unpaid at end of period	11.6	—

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$57.2	$15.2
Restricted cash	0.2	0.2
Cash, cash equivalents and restricted cash	$57.4	$15.4

End of the period:
Cash and cash equivalents	$19.9	$96.2
Restricted cash	0.2	0.2
Cash, cash equivalents and restricted cash	$20.1	$96.4

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2021 and 2020
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2020	72.3	$1,800.1	$(48.8)	$(626.2)	$3.6	$1,128.7	$6.3
Cumulative impact of adoption of ASC 326	—	—	—	(4.0)	(0.1)	(4.1)	—
Net income (loss)	—	—	—	1.5	(0.5)	1.0	(0.1)
Other comprehensive income (loss), net of tax	—	—	(6.3)	—	—	(6.3)	—
Dividend on common stock ($0.19 per share)	—	—	—	(13.8)	—	(13.8)	—
Distributions to noncontrolling interest	—	—	—	—	(3.0)	(3.0)	—
Share-based compensation	—	3.0	—	—	—	3.0	—
Shares issued or repurchased, net	—	—	—	(0.9)	—	(0.9)	—
Balance, June 30, 2020	72.3	$1,803.1	$(55.1)	$(643.4)	$—	$1,104.6	$6.2

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2021	72.4	$1,805.5	$(60.0)	$(649.4)	$—	$1,096.1	$6.5
Net income (loss)	—	—	—	22.7	—	22.7	0.2
Other comprehensive income (loss), net of tax	—	—	3.9	—	—	3.9	—
Dividend on common stock ($0.31 per share)	—	—	—	(22.5)	—	(22.5)	—
Share-based compensation	—	2.8	—	—	—	2.8	—
Shares issued or repurchased, net	0.1	(0.8)	—	—	—	(0.8)	—
Balance, June 30, 2021	72.5	$1,807.5	$(56.1)	$(649.2)	$—	$1,102.2	$6.7

See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2021 and 2020
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2020	72.3	$1,801.6	$(55.1)	$(638.7)	$3.0	$1,110.8	$6.2
Net income (loss)	—	—	—	(4.7)	—	(4.7)	—
Distributions to noncontrolling interest	—	—	—	—	(3.0)	(3.0)	—
Share-based compensation	—	1.5	—	—	—	1.5	—
Balance, June 30, 2020	72.3	$1,803.1	$(55.1)	$(643.4)	$—	$1,104.6	$6.2

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2021	72.5	$1,806.2	$(56.0)	$(650.4)	$—	$1,099.8	$6.5
Net income (loss)	—	—	—	12.8	—	12.8	0.2
Other comprehensive income (loss), net of tax	—	—	(0.1)	—	—	(0.1)	—
Dividend on common stock ($0.16 per share)	—	—	—	(11.6)	—	(11.6)	—
Share-based compensation	—	1.4	—	—	—	1.4	—
Shares issued or repurchased, net	—	(0.1)	—	—	—	(0.1)	—
Balance, June 30, 2021	72.5	$1,807.5	$(56.1)	$(649.2)	$—	$1,102.2	$6.7

See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates in three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C"). As of June 30, 2021, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, ten industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area, as well as a portfolio of ground leases in Hawai‘i representing 149.1 acres. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
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
Segment Reclassifications: The Company continually monitors its reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. In the first quarter of 2021, the Company updated its reportable segments. Consequently, the segment disclosures in this filing have been recast to reflect these changes and therefore differ from prior year quarterly filings to conform to the current year presentation resulting from the reorganization of a component of the Company historically included in the results of Land Operations that will now be included in the results of Materials & Construction. Refer to Note 18 for additional information.
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

Interest and other income (expense), net
Interest and other income (expense), net for the three and six months ended June 30, 2021 and 2020 included the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$0.3	$0.2	$0.6	$0.8
Pension and postretirement benefit (expense)	(0.8)	(0.6)	(1.4)	(1.3)
Other income (expense), net	—	—	—	0.3
Interest and other income (expense), net	$(0.5)	$(0.4)	$(0.8)	$(0.2)

3.    INVESTMENTS IN AFFILIATES
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three and six months ended June 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$58.4	$38.3	$128.3	$90.3
Operating costs and expenses	45.9	34.1	108.9	74.0
Gross Profit (Loss)	$12.5	$4.2	$19.4	$16.3
Income (Loss) from Continuing Operations[1]	$5.1	$0.4	$9.0	$8.0
Net Income (Loss)[1]	$5.9	$0.2	$9.6	$7.8

[1] Includes earnings from equity method investments held by the investee.
4.    INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of June 30, 2021 and December 31, 2020 were as follows (in millions):

	June 30,	December 31,
	2021	2020
Asphalt	$9.3	$4.2
Processed rock and sand	8.1	7.9
Work in progress	3.5	3.2
Retail merchandise	2.1	2.1
Parts, materials and supplies inventories	1.1	1.0
Total	$24.1	$18.4
5.    FAIR VALUE MEASUREMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.
The fair value of the Company's notes receivable approximates the carrying amount of $13.6 million as of June 30, 2021. The fair value and carrying amount of these notes was $11.5 million at December 31, 2020. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as a Level 3 measurement in the fair value hierarchy.

At June 30, 2021, the carrying amount of the Company's notes payable and other debt was $597.8 million and the corresponding fair value was $625.1 million. At December 31, 2020, the carrying amount of the Company's notes payable and other debt was $687.1 million, and the corresponding fair value was $704.1 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 3).
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

6.    NOTES PAYABLE AND OTHER DEBT
At June 30, 2021 and December 31, 2020, notes payable and total debt consisted of the following (dollars in millions):

	Interest Rate (%)	Maturity Date	Principal Outstanding
			June 30, 2021	December 31, 2020
Secured:
Kailua Town Center	(1)	2021	$9.6	$9.8
Kailua Town Center #2	3.15%	2021	4.4	4.5
Heavy Equipment Financing	(2)	(2)	2.6	3.2
Laulani Village	3.93%	2024	60.8	61.3
Pearl Highlands	4.15%	2024	80.4	81.4
Manoa Marketplace	(3)	2029	57.0	57.9
Subtotal			$214.8	$218.1
Unsecured:
Bank syndicated loan	(4)	2023	$50.0	$50.0
Series A Note	5.53%	2024	28.4	28.4
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	45.0	46.0
Series C Note	5.56%	2026	22.0	22.0
Series F Note	4.35%	2026	19.7	19.7
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	29.6	29.6
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$357.2	$358.2
Revolving Credit Facilities:
GLP Asphalt revolving credit facility	(5)	2022	$—	$—
A&B Revolver	(6)	2022	26.0	111.0
Subtotal			$26.0	$111.0
Total Debt (contractual)			$598.0	$687.3
Unamortized debt premium (discount)			(0.2)	(0.2)
Total debt (carrying value)			$597.8	$687.1

(1) Loan has a stated interest rate of LIBOR plus 1.50%, but is swapped through maturity to a 5.95% fixed rate.
(2) Loans have a weighted average stated interest rate of approximately 2.93% and stated maturity dates ranging from 2021 to 2024.
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
Cash Flow Hedges of Interest Rate Risk
The Company has two interest rate swap agreements designated as cash flow hedges whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Rate	June 30, 2021	June 30, 2021	December 31, 2020	Balance Sheet
4/7/2016	8/1/2029	3.14%	$57.0	$(2.6)	$(4.8)	Accrued and other liabilities
2/13/2020	2/27/2023	3.15%	$50.0	$(1.0)	$(1.3)	Accrued and other liabilities

Liabilities related to the interest rate swap are presented within Accrued and other liabilities, and assets are presented within Prepaid expenses and other assets in the condensed consolidated balance sheets, as applicable. The changes in fair value of the cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$(1.4)	$(0.7)	$1.7	$(7.6)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$0.5	$0.1	$0.8	$0.1

As of June 30, 2021, the Company expects to reclassify $1.6 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.
Non-designated Hedges
As of June 30, 2021, the Company has one interest rate swap that has not been designated as a cash flow hedge whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Rate	June 30, 2021	June 30, 2021	December 31, 2020	Balance Sheet
1/1/2014	9/1/2021	5.95%	$9.6	$(0.1)	$(0.3)	Accrued and other liabilities

The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in Interest and other income (expense), net in its condensed consolidated statements of operations. During the three and six months ended June 30, 2021, the Company recognized a gain of $0.1 million and $0.2 million, respectively, related to changes in fair value. During the three months ended June 30, 2020, the Company recognized a gain of $0.1 million. There was no amount recognized in the six months ended June 30, 2020.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps (Level 2) are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs.

8.    COMMITMENTS AND CONTINGENCIES
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's condensed consolidated balance sheet as of June 30, 2021:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.1 million as of June 30, 2021. These letters of credit primarily relate to the Company's workers' compensation plans and construction activities; if drawn upon the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's construction and real estate activities totaled $273.1 million as of June 30, 2021. Approximately $253.8 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds); if drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of June 30, 2021, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $83.0 million.
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
•Guarantees of indebtedness may be provided by the Company for the benefit of financial institutions providing credit to unconsolidated equity method investees. As of June 30, 2021, the Company had one arrangement with third party lenders that provided for a limited guarantee on any outstanding amounts related to an unconsolidated equity method investee's line of credit; related to borrowings on such line of credit by the equity method investee, there was none outstanding as of June 30, 2021.
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
On December 7, 2018, a contested case request filed by the Sierra Club (regarding the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. The time to appeal has not yet run. The court is separately considering a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny them a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. On May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated and ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits should be vacated. The court has taken under advisement how the revocable permits should be handled while a contested case hearing proceeds and, at present, the permits remain in effect.
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

9.    REVENUE AND CONTRACT BALANCES
The Company generates revenue through its Commercial Real Estate, Land Operations and Materials & Construction segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 10 for further discussion of lessor income recognition. The Land Operations and Materials & Construction segments generate revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three and six months ended June 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Commercial Real Estate	$43.3	$34.0	$83.2	$77.4
Land Operations:
Development sales revenue	11.2	2.3	11.2	5.9
Unimproved/other property sales revenue	—	1.6	11.3	3.7
Other operating revenue	4.8	5.2	10.6	10.5
Land Operations[1]	16.0	9.1	33.1	20.1
Materials & Construction[1]	30.0	30.8	54.0	57.2
Total revenues	$89.3	$73.9	$170.3	$154.7

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

Timing of revenue recognition may differ from the timing of invoicing to customers. Certain construction contracts include retainage provisions that are customary in the industry (i.e., are not for financing purposes) and are included in Accounts receivable and contracts retention, net. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customers. Within Prepaid expenses and other assets, the Company records assets for "costs and estimated earnings in excess of billings on uncompleted contracts" which represent amounts earned and reimbursable under contracts, but have a conditional right for billing and payment, such as achievement of milestones or completion of the project. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced. Within Accrued and other liabilities, the Company records liabilities for "billings in excess of costs and estimated earnings on uncompleted contracts" which represent billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in millions):

	June 30, 2021	December 31, 2020
Accounts receivable	$22.2	$39.5
Contracts retention	4.9	7.3
Allowances (credit losses and doubtful accounts)	(2.3)	(3.3)
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts	$24.8	$43.5
Costs and estimated earnings in excess of billings on uncompleted contracts	$4.1	$2.3
Billings in excess of costs and estimated earnings on uncompleted contracts	$5.6	$8.5
Variable consideration[1]	$62.0	$62.0
Other deferred revenue	$8.7	$4.9

[1]Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three and six months ended June 30, 2021, the Company recognized revenue of approximately $1.0 million and $6.5 million, respectively, related to the Company's contract liabilities reported as of January 1, 2021. For the three and six months ended June 30, 2020, the Company recognized revenue of approximately $1.5 million and $6.0 million, respectively, related to the Company's contract liabilities reported as of January 1, 2020.

Regarding other information related to the Company's contracts with customers, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not material in any of the periods presented. Further, the total amount of the transaction price allocated to either wholly unsatisfied or partially satisfied performance obligations was $136.0 million and $120.8 million as of June 30, 2021 and December 31, 2020, respectively. Of the amount presented as of June 30, 2021, the Company expects to recognize as revenue approximately 65% - 70% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations over the next twelve months, with the remaining recognized thereafter.
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
The Company continues to assess collectability on all such amounts due under leases and only recognizes revenue to the extent such amounts are probable of collection (or payment is received). The following table provides information about reductions in revenue for other relief modifications and other adjustments, CRE accounts receivable and unbilled straight-line lease receivables for which the Company assessed that the tenant's future payment of amounts due under leases was not probable (i.e., those due to general circumstances or those primarily due to COVID-19), as well as reductions (or increases) of revenue related to the allowance for doubtful accounts for other impacted operating lease receivables during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other relief modifications and other adjustments[1]	$2.9	$0.7	$5.4	$0.8

Tenant collectability assessments and allowances for doubtful accounts
Impact to billed accounts receivable	$(1.2)	$3.6	$0.1	$4.3
Impact to straight-line lease receivables	(0.1)	2.4	0.2	2.3
Total revenue reductions (increases) - tenant collectability assessments	$(1.3)	$6.0	$0.3	$6.6
Provision for allowance for doubtful accounts[2]	(1.2)	2.9	(1.0)	2.8
Total revenue reductions (increases)	$(2.5)	$8.9	$(0.7)	$9.4

Total revenue reductions (increases) related to adjustments, assessments and provisions	$0.4	$9.6	$4.7	$10.2
Total revenue reductions (increases) impacting billed accounts receivable only[3]	$0.5	$7.2	$4.5	$7.9
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
The historical cost of, and accumulated depreciation on, leased property as of June 30, 2021 and December 31, 2020 were as follows (in millions):

	June 30, 2021	December 31, 2020
Leased property - real estate	$1,536.4	$1,525.3
Less: Accumulated depreciation	(169.2)	(152.2)
Property under operating leases, net	$1,367.2	$1,373.1

Total rental income (i.e., revenue) under these operating leases during the three and six months ended June 30, 2021 and 2020 relating to lease payments and variable lease payments were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease payments	$29.3	$21.5	$58.9	$50.9
Variable lease payments	14.8	13.3	26.5	28.0
Total rental income	$44.1	$34.8	$85.4	$78.9

Contractual future lease payments to be received on non-cancelable operating leases as of June 30, 2021 were as follows (in millions):

June 30, 2021
2021	$57.9
2022	110.9
2023	100.4
2024	88.3
2025	75.6
2026	61.5
Thereafter	466.0
Total future lease payments to be received	$960.6

11.    LEASES - THE COMPANY AS LESSEE
There have been no material changes from the Company's leasing activities as a lessee described in Note 15 to the consolidated financial statements included in Item 8 of the Company's 2020 Form 10-K. The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1.2	$1.1	$2.3	$2.3
Finance lease cost	$0.3	$0.3	$0.6	$0.6

12.    SHARE-BASED PAYMENT AWARDS
The 2012 Incentive Compensation Plan ("2012 Plan") allows for the granting of stock options, restricted stock units and common stock. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions. During the six months ended June 30, 2021 and 2020, the Company granted approximately 375,300 and 271,800 of restricted stock unit awards, respectively. The weighted-average grant date fair value of the time-based and market-based performance share units granted under the 2012 Plan during the six months ended June 30, 2021 and 2020 was $16.62 and $22.57, respectively.
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
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-based expense:
Time-based and market-based restricted stock units	$1.4	$1.5	$2.8	$3.0

13.    EMPLOYEE BENEFIT PLANS
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”). On April 13, 2021, the Company executed the necessary amendments to terminate the Defined Benefit Plans and they were terminated effective May 31, 2021. Additionally, on April 23, 2021, the Company filed the Application for Determination Upon Termination with the Internal Revenue Service ("IRS") and the Company received a favorable determination notice for federal tax purposes from the IRS dated July 9, 2021. Further note that the Company is preparing the appropriate notices and documents to file related to the termination of the Defined Benefit Plans and wind-down with the Pension Benefit Guaranty Corporation (the “PBGC”), the U.S. Department of Labor, the trustee and any other appropriate parties. The Company will recognize a gain or loss upon settlement of the Defined Benefit Plans at the time when an irrevocable action to terminate the Defined Benefit Plan has occurred, the Company is relieved of the primary responsibility of the Defined Benefit Plan and the significant risks related to the Defined Benefit Plan obligation and the assets uses to effect the settlement is eliminated for the Company, but only when all three of the criteria are met.
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
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three and six months ended June 30, 2021 and 2020 are shown below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$0.4	$0.2	$0.6	$0.4
Interest cost	0.9	1.8	2.6	3.5
Expected return on plan assets	(0.8)	(1.7)	(2.5)	(3.4)
Amortization of net loss	0.8	0.6	1.4	1.2
Net periodic benefit cost	$1.3	$0.9	$2.1	$1.7
The Company has made no contributions to its defined benefit pension plans during the six months ended June 30, 2021 and expects to make no contributions in the current fiscal year.
14.    INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the six months ended June 30, 2021 differed from the effective tax rate for the same period in 2020, primarily due to the taxable built-in gain on a REIT land sale in the first quarter of 2021.

As of June 30, 2021, tax years 2017 and later are open to audit by the tax authorities. The Company believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
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

The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$13.1	$(4.1)	$23.0	$1.7
Exclude: (Income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.6
Income (loss) from continuing operations attributable to A&B shareholders	12.9	(4.1)	22.8	2.3
Distributions and allocations to participating securities	—	—	—	—
Income (loss) from continuing operations available to A&B shareholders	12.9	(4.1)	22.8	2.3
Income (loss) from discontinued operations available to A&B common shareholders	(0.1)	(0.6)	(0.1)	(0.8)
Net income (loss) available to A&B common shareholders	$12.8	$(4.7)	$22.7	$1.5

The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Denominator for basic EPS - weighted average shares outstanding	72.5	72.3	72.5	72.3
Effect of dilutive securities:
Stock options and restricted stock unit awards	0.1	—	0.1	0.1
Denominator for diluted EPS - weighted average shares outstanding	72.6	72.3	72.6	72.4

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of anti-dilutive securities	0.4	0.5	0.4	0.2

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) principally includes amortization of deferred pension and postretirement costs. The components of Accumulated other comprehensive loss, net of taxes, were as follows as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021	December 31, 2020
Employee benefit plans:
Pension plans	$(47.5)	$(48.9)
Post-retirement plans	(3.6)	(3.6)
Non-qualified benefit plans	(0.8)	(0.8)
Total employee benefit plans	(51.9)	(53.3)
Interest rate swap	(4.2)	(6.7)
Accumulated other comprehensive income (loss)	$(56.1)	$(60.0)

The changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2021 were as follows (in millions, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2021	$(53.3)	$(6.7)	$(60.0)
Other comprehensive income (loss) before reclassifications	—	1.7	1.7
Amounts reclassified from accumulated other comprehensive income (loss)[1]	1.4	0.8	2.2
Taxes on other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of taxes	1.4	2.5	3.9
Balance, June 30, 2021	$(51.9)	$(4.2)	$(56.1)
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

17.    RELATED PARTY TRANSACTIONS
During the current year, the Company changed the composition of its reportable segments which caused reported amounts (i.e., related party revenue) in the historical period to be reclassified from Land Operations to Materials & Construction. All comparable information for the historical periods has been restated to reflect the impact of these changes. Refer to Note 18 for additional information.
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities (refer to Note 3) and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which the relationship existed, revenues earned from transactions with such affiliates were $3.1 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $4.7 million and $2.6 million for the six months ended June 30, 2021, and 2020, respectively. Expenses recognized from transactions with such affiliates were $0.3 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.9 million for the six months ended June 30, 2021, and 2020, respectively. Receivables from these affiliates were $1.1 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively. Amounts due to these affiliates were $0.2 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively.
Land Operations. The Company provides materials and services to certain unconsolidated investments in affiliates. The Company also recognizes interest earned on notes receivables from such related parties. Revenues earned from transactions with these affiliates were $0.2 million for the three months ended June 30, 2021 and less than $0.1 million for the three months ended June 30, 2020. During the six months ended June 30, 2021 and 2020, revenues earned from transactions with these affiliates were $1.5 million and $0.5 million, respectively. Receivables from service arrangements with these affiliates were less than $0.1 million as of June 30, 2021 and December 31, 2020. Notes receivable from related parties were held at carrying values of $5.3 million and $9.5 million as of June 30, 2021 and December 31, 2020, respectively, related to a construction loan secured by a mortgage on real property with one of the Company's joint ventures.

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
During the first quarter ended March 31, 2021, the chief operating decision maker began reviewing the segments structure of its internal organization in a manner that caused the composition of its reportable segments to change. Specifically, the change resulted from a reorganization to present the activity and results of operations of Company-owned quarries on the island of Maui (utilized and operated by third parties who pay for such extraction rights under operating agreements), which historically have been included in the results of Land Operations and are now included in the results of Materials & Construction. The corresponding information for all historical periods has been restated and resulted in changes in segment Operating Revenue and Operating Profit (Loss), from Land Operations to Materials & Construction, of $0.7 million during the three months ended June 30, 2020 and $1.2 million during the six months ended June 30, 2020. The Company continues to maintain its three reportable segments and the changes are reclassifications within these existing segments.
Reportable segment information for the three and six months ended June 30, 2021 and 2020 is summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenue:
Commercial Real Estate	$43.3	$34.0	$83.2	$77.4
Land Operations[1]	16.0	9.1	33.1	20.1
Materials & Construction[1]	30.0	30.8	54.0	57.2
Total operating revenue	89.3	73.9	170.3	154.7
Operating Profit (Loss):
Commercial Real Estate[2]	18.6	8.9	34.0	26.9
Land Operations[1,3]	9.1	4.0	20.5	8.5
Materials & Construction[1]	(1.9)	(6.9)	(5.9)	(10.2)
Total operating profit (loss)	25.8	6.0	48.6	25.2
Gain (loss) on disposal of commercial real estate properties, net	—	—	0.2	0.5
Interest expense	(6.7)	(7.8)	(13.7)	(15.6)
Corporate and other expense	(6.0)	(2.3)	(12.0)	(8.4)
Income (Loss) from Continuing Operations Before Income Taxes	$13.1	$(4.1)	$23.1	$1.7

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

19.    SUBSEQUENT EVENTS
On July 27, 2021, the Company's Board of Directors declared a cash dividend of $0.18 per share of outstanding common stock, payable on October 4, 2021 to shareholders of record as of the close of business on September 17, 2021.

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
Forward-Looking Statements
Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions, as well as the rapidly changing challenges with, and the Company's plans and responses to, the coronavirus pandemic ("COVID-19") and related economic disruptions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, risks associated with COVID-19 and its impact on the Company's businesses, results of operations, liquidity and financial condition, the evaluation of alternatives by the Company related to its materials and construction business and by the Company's joint venture related to the development of Kukui‘ula, and the risk factors discussed in the Company's most recent Form 10-K, Form 10-Q and other filings with the SEC. The information in this Form 10-Q should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three and six months ended June 30, 2021 as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three and six months ended June 30, 2021 as compared to the corresponding period of the preceding fiscal year.
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
Business Overview
Reportable segments
The Company operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:
•Commercial Real Estate ("CRE") - This segment functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); and in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships). The Company's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i communities. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.
•Land Operations - This segment includes the Company's legacy assets and landholdings that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, income/loss from real estate joint ventures, hydroelectric energy and other legacy business activities.
•Materials & Construction ("M&C") - This segment operates as one of Hawai‘i's largest asphalt paving contractor and is one of the state's largest natural materials and infrastructure construction companies, primarily conducting business through its wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i. The M&C segment also includes the Company-owned quarry land on Maui, as well as the Company’s unconsolidated joint venture interest in a materials company.
Simplification strategy
As a result of its conversion to a REIT, the Company has pursued a strategy to accelerate the monetization of non-core assets and businesses, primarily included in the Land Operations and Materials & Construction segments, in an overall effort to simplify the Company and focus its resources and capital on commercial real estate operations.
As the Company evaluates strategic alternatives for the eventual monetization of some or all of its Materials & Construction businesses, any potential transaction related to the Materials & Constructions businesses, either together as a group or individually, would be dependent upon a number of external factors that may be beyond the Company's control, including, among other factors, market conditions, industry trends and the interest of third parties. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. Accordingly, there can be no assurance that any of the options evaluated will be pursued or completed. Further, there can be no assurance that the outcome of the evaluation of strategic alternatives or any potential transaction or transactions will result in the Company being able to recover the carrying value of the Materials & Construction businesses or related disposal group.

Related to its unconsolidated equity method investments in joint venture development projects at Kukui‘ula, the Company continues its evaluation of opportunities to monetize these investments, as well as in conjunction with the joint venture partners, its evaluation of a range of alternative strategies to accelerate the monetization of the land in the joint venture projects. Any potential transaction related to either the investments or the assets within the joint venture projects would be dependent upon a number of external factors that may be beyond the Company's and/or joint venture projects' control, including, among other factors, market conditions, industry trends and the interest of third parties in the Kukui‘ula development projects. Accordingly, there can be no assurance that any of the options evaluated will be pursued or completed. Further, there can be no assurance that the outcome of the evaluation of strategic alternatives or any potential transaction will result in the Company being able to maintain the carrying value of the Kukui‘ula joint venture development projects.
Termination of certain employee benefit plans
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”). On April 13, 2021, the Company executed the necessary amendments to terminate the Defined Benefit Plans and they were terminated effective May 31, 2021. Additionally, on April 23, 2021, the Company filed the Application for Determination Upon Termination with the Internal Revenue Service ("IRS") and the Company received a favorable determination notice for federal tax purposes from the IRS dated July 9, 2021. Further note that the Company is preparing the appropriate notices and documents to file related to the termination of the Defined Benefit Plans and wind-down with the Pension Benefit Guaranty Corporation (the “PBGC”), the U.S. Department of Labor, the trustee and any other appropriate parties. The Company will recognize a gain or loss upon settlement of the Defined Benefit Plans at the time when an irrevocable action to terminate the Defined Benefit Plan has occurred, the Company is relieved of the primary responsibility of the Defined Benefit Plan and the significant risks related to the Defined Benefit Plan obligation and the assets uses to effect the settlement is eliminated for the Company, but only when all three of the criteria are met.
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
In 2022, upon receiving approval from the IRS and the PBGC and following completion of the limited lump-sum offering, the Company expects to make an additional cash contribution in order to fully fund the Defined Benefit Plans on a plan termination basis, followed by the purchase of annuity contracts to transfer its remaining liabilities under the Defined Benefit Plans. These additional cash contributions are expected to range between $25 million and $40 million. However, the actual amount of this cash contribution requirement will depend upon the nature and timing of participant settlements, interest rates, as well as prevailing market conditions. In addition, the Company expects to recognize a pre-tax non-cash pension settlement charges totaling between $80 million and $90 million, related to actuarial losses currently in Accumulated other comprehensive income (loss) in the consolidated balance sheets, upon settlement of the obligations of the Defined Benefit Plans. These charges are currently expected to occur in 2022, with the specific timing and final amounts dependent upon completion of the activities enumerated above.
Coronavirus disease pandemic
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has adversely impacted the global economy and has contributed to significant volatility in financial markets. Considerable uncertainty continues to surround COVID-19 and its effects on the population, as well as the effectiveness of any responses taken by government authorities and the availability, efficacy and public acceptance of vaccinations and therapeutic treatments for COVID-19. During 2020, the pandemic caused a significant disruption to the Hawai‘i economy and the Company's tenants, which in turn significantly impacted the Company's business.
As a result of financial hardships from the COVID-19 pandemic, certain tenants have sought rent relief from the Company, which has been provided in the form of rent deferrals (varying in terms of applicable months covered and the repayment period) or other relief modifications, including modifying the nature of rent payments from fixed to variable (i.e., variable based on a percentage of the tenant's sales, typically subject to a minimum "floor" amount) or, in some cases, payment forgiveness.

As of June 30, 2021, the Company agreed to rent deferrals with tenants which has impacted total billings of $7.3 million (net of amounts subsequently forgiven under other relief modifications). The Company collected $4.5 million of these amounts from tenants as of July 21, 2021. The remaining, unpaid rent deferral balance of $2.8 million has been subject to the Company's ongoing assessments of uncollectable tenant billings, pursuant to which the Company records adjustments to revenue based on changes in the assessments during the period (further described below).
During the three and six months ended June 30, 2021 and 2020, the reductions (or increases) to revenue that the Company has recorded as result of other relief modifications and other adjustments, as well as those recorded based on its assessments of uncollectable tenant billings were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other relief modifications and other adjustments[1]	$2.9	$0.7	$5.4	$0.8

Tenant collectability assessments and allowance for doubtful accounts
Impact to billed accounts receivable	$(1.2)	$3.6	$0.1	$4.3
Impact to straight-line lease receivables	(0.1)	2.4	0.2	2.3
Total revenue reductions (increases) - tenant collectability assessments	(1.3)	6.0	0.3	6.6
Provision for allowance for doubtful accounts[2]	(1.2)	2.9	(1.0)	2.8
Total revenue reductions (increases) for assessments and provisions	$(2.5)	$8.9	$(0.7)	$9.4

Total revenue reductions (increases) related to adjustments, assessments and provisions	$0.4	$9.6	$4.7	$10.2
Total revenue reductions (increases) impacting billed accounts receivable only[3]	$0.5	$7.2	$4.5	$7.9

[1] Primarily related to COVID-19, but may include other adjustments (e.g., adjustments due to tenant bankruptcies).
[2] Related to other impacted operating lease receivables.
[3] Excludes the impact to unbilled straight-line lease receivables.

During the six months ended June 30, 2021, government-mandated restrictions in response to the pandemic, including travel restrictions, quarantine requirements, prohibitions on public gatherings, stay-at-home orders have eased, which resulted in increased tourism in Hawai‘i. As the local economy has recovered in 2021, the Company experienced higher levels of rent collections and lower levels of cash basis and bad debt reserves in its commercial real estate operations for the three and six months ended June 30, 2021 in relation to the prior year comparable periods. As of July 21, 2021, all of the Company's properties within its CRE portfolio remain open and substantially all of its existing tenants remain open and operating in some capacity. Further, as of July 21, 2021, the CRE portfolio tenants have paid approximately 93% of Q2 2021 contractual rent amounts owed (which includes base rents and recoveries from tenants) and approximately 93% of their year-to-date contractual rent.

Despite the improved financial results during the six months ended June 30, 2021, the Company's ongoing financial performance, including future rent collections, may be negatively impacted by any surges in COVID-19 and the discovery of new COVID-19 variants or delays in the administration or effectiveness of COVID-19 vaccines. The ultimate extent the recovery will have on the Company and its operations will largely depend on these future developments, including federal, state, and local governments’ responses to additional outbreaks and any implementation of additional restrictions on tenant businesses as a result thereof. Should restrictions be reinstated by various levels of government in their efforts to contain any outbreaks, there is uncertainty and unpredictability as to the severity of economic disruption and resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and spending.
The Company’s financial results for the three and six months ended June 30, 2021 were significantly impacted by the COVID-19 pandemic. As such, the comparability of the Company’s results of operations for the three and six months ended June 30, 2021 to future periods may be limited.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Financial results - Second quarter of 2021 compared with 2020

(amounts in millions, except percentage data and per share data; unaudited)	Three Months Ended June 30,		2021 vs 2020
	2021	2020	$	%
Operating revenue	$89.3	$73.9	$15.4	20.8%
Cost of operations	(62.8)	(55.1)	(7.7)	14.0%
Selling, general and administrative	(12.4)	(9.0)	(3.4)	37.8%
Impairment of assets	—	(5.6)	5.6	NM
Gain (loss) on disposal of assets, net	0.1	—	0.1	NM
Operating income (loss)	14.2	4.2	10.0	238.1%
Income (loss) related to joint ventures	6.1	(0.1)	6.2	(6,200.0)%
Interest and other income (expense), net	(0.5)	(0.4)	(0.1)	25.0%
Interest expense	(6.7)	(7.8)	1.1	(14.1)%
Income (loss) from continuing operations	13.1	(4.1)	17.2	(419.5)%
Discontinued operations (net of income taxes)	(0.1)	(0.6)	0.5	(83.3)%
Net income (loss)	13.0	(4.7)	17.7	(376.6)%
(Income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	NM
Net income (loss) attributable to A&B	$12.8	$(4.7)	$17.5	(372.3)%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.18	$(0.06)	$0.24	(400.0)%
Basic earnings (loss) per share - discontinued operations	0.00	(0.01)	0.01	NM
	$0.18	$(0.07)	$0.25	(357.1)%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.18	$(0.06)	$0.24	(400.0)%
Diluted earnings (loss) per share - discontinued operations	0.00	(0.01)	0.01	NM
	$0.18	$(0.07)	$0.25	(357.1)%

Continuing operations available to A&B common shareholders	$12.9	$(4.1)	$17.0	(414.6)%
Discontinued operations available to A&B common shareholders	(0.1)	(0.6)	0.5	(83.3)%
Net income (loss) available to A&B common shareholders	$12.8	$(4.7)	$17.5	(372.3)%

Funds From Operations ("FFO")[1]	$22.3	$5.9	$16.4	278.0%
Core FFO[1]	$18.5	$13.1	$5.4	41.2%

FFO per diluted share	$0.31	$0.08	$0.23	287.5%
Core FFO per diluted share	$0.25	$0.18	$0.07	38.9%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.6	72.4

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the second quarter ended June 30, 2021 increased 20.8%, or $15.4 million, to $89.3 million, due primarily to higher revenues from the Commercial Real Estate and Land Operations segments.

Cost of operations for the second quarter ended June 30, 2021 increased 14.0%, or $7.7 million, to $62.8 million, due primarily to an increase in costs incurred by the Land Operations segment.
Selling, general and administrative for the second quarter ended June 30, 2021 increased 37.8%, or $3.4 million, to $12.4 million, primarily due to increases in the current period for legal expenses, as the prior comparable period had a favorable resolution of a litigation reserve, in addition to higher technology expenses.

Financial results - First six months of 2021 compared with 2020

(amounts in millions, except percentage data and per share data; unaudited)	Six Months Ended June 30,
	2021	2020	$ Change	Change
Operating revenue	$170.3	$154.7	$15.6	10.1%
Cost of operations	(118.0)	(112.4)	(5.6)	5.0%
Selling, general and administrative	(24.6)	(22.8)	(1.8)	7.9%
Impairment of assets	—	(5.6)	5.6	(100.0)%
Gain (loss) on disposal of assets, net	0.4	0.5	(0.1)	(20.0)%
Operating income (loss)	28.1	14.4	13.7	95.1%
Income (loss) related to joint ventures	9.5	3.1	6.4	206.5%
Interest and other income (expense), net	(0.8)	(0.2)	(0.6)	300.0%
Interest expense	(13.7)	(15.6)	1.9	(12.2)%
Income tax benefit (expense)	(0.1)	—	(0.1)	NM
Income (loss) from continuing operations	23.0	1.7	21.3	1,252.9%
Discontinued operations (net of income taxes)	(0.1)	(0.8)	0.7	(87.5)%
Net income (loss)	22.9	0.9	22.0	2,444.4%
(Income) loss attributable to noncontrolling interest	(0.2)	0.6	(0.8)	(133.3)%
Net income (loss) attributable to A&B	$22.7	$1.5	$21.2	1,413.3%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.31	$0.03	$0.28	933.3%
Basic earnings (loss) per share - discontinued operations	0.00	(0.01)	0.01	(100.0)%
	$0.31	$0.02	$0.29	1,450.0%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.31	$0.03	$0.28	933.3%
Diluted earnings (loss) per share - discontinued operations	0.00	(0.01)	0.01	(100.0)%
	$0.31	$0.02	$0.29	1,450.0%

Continuing operations available to A&B common shareholders	$22.8	$2.3	$20.5	891.3%
Discontinued operations available to A&B common shareholders	(0.1)	(0.8)	0.7	(87.5)%
Net income (loss) available to A&B common shareholders	$22.7	$1.5	$21.2	1,413.3%

Funds From Operations ("FFO")[1]	$41.5	$21.8	$19.7	90.4%
Core FFO[1]	$33.9	$31.4	$2.5	8.0%

FFO per diluted share	$0.57	$0.30	$0.27	90.0%
Core FFO per diluted share	$0.47	$0.43	$0.04	9.3%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.6	72.4

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.

Operating revenue for the six months ended June 30, 2021 increased 10.1%, or $15.6 million, to $170.3 million, primarily due to higher revenues from the Commercial Real Estate and Land Operations segments, partially offset by lower revenue from the Materials & Construction segment.
Cost of operations for the six months ended June 30, 2021 increased 5.0% or 5.6 million, to $118.0 million, primarily due to an increase in costs incurred by the Land Operations segment, partially offset by decreases in costs incurred by the Materials & Construction and Commercial Real Estate segments.
Selling, general and administrative for the six months ended June 30, 2021 increased 7.9%, or $1.8 million, to $24.6 million, primarily due to higher corporate overhead costs, partially offset by lower costs incurred in the Commercial Real Estate, Land Operations and Materials & Construction segments. Corporate overhead costs increased from the prior comparable period primarily due to higher legal expenses due to a favorable resolution to a litigation reserve that occurred in the prior comparable period, in addition to higher insurance, technology and management consulting expenses in the current period.
Gain (loss) on disposal of assets, net of $0.4 million for the six months ended June 30, 2021 was primarily driven by the sale of residual, non-core land parcels on Maui.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - Second quarter of 2021 compared with 2020
Results of operations for the second quarter ended June 30, 2021 and 2020 were as follows:

(amounts in millions, except percentage data and acres; unaudited)	Three Months Ended June 30,		2021 vs 2020
	2021	2020	$	%
Commercial Real Estate operating revenue	$43.3	$34.0	$9.3	27.4%
Commercial Real Estate operating costs and expenses	(23.5)	(24.0)	0.5	(2.1)%
Selling, general and administrative	(1.7)	(1.8)	0.1	(5.6)%
Intersegment operating revenue, net[1]	0.4	0.8	(0.4)	(50.0)%
Interest and other income (expense), net	0.1	(0.1)	0.2	(200.0)%
Commercial Real Estate operating profit (loss)	$18.6	$8.9	$9.7	109.0%
Operating profit (loss) margin	43.0%	26.2%

Net Operating Income ("NOI")[2]	$28.5	$22.2	$6.3	28.5%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$27.8	$21.6	$6.2	28.7%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	—	—%
Ground leases (acres at end of period)	149.1	153.7	(4.6)	(3.0)%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of a non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
Commercial Real Estate operating revenue increased 27.4% or $9.3 million, to $43.3 million for the second quarter ended June 30, 2021, as compared to the second quarter ended June 30, 2020. Operating profit increased 109.0%, or $9.7 million, to $18.6 million for the second quarter ended June 30, 2021, as compared to the second quarter ended June 30, 2020. The increase in operating revenue and operating profit from the prior year is primarily driven by lower reductions to revenue recorded by the Company due to uncollectible tenant billings and other rent relief modifications provided to tenants (total net impact of $0.4 million during the second quarter ended June 30, 2021, as compared to $9.6 million during the comparable prior period, inclusive of unbilled straight-line lease receivables). Operating costs and expenses for the quarter ended June 30, 2021 also decreased by $0.5 million as compared to the prior year due primarily to lower depreciation expense, partially offset by higher property taxes.

Financial results - First six months of 2021 compared with 2020
Operating results for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, were as follows:

	Six Months Ended June 30,
(amounts in millions, except percentage data; unaudited)	2021	2020	$	%
Commercial Real Estate operating revenue	$83.2	$77.4	$5.8	7.5%
Commercial Real Estate operating costs and expenses	(46.9)	(48.3)	1.4	(2.9)%
Selling, general and administrative	(3.2)	(3.9)	0.7	(17.9)%
Intersegment operating revenue, net[1]	0.7	1.4	(0.7)	(50.0)%
Interest and other income (expense), net	0.2	0.3	(0.1)	(33.3)%
Commercial Real Estate operating profit (loss)	$34.0	$26.9	$7.1	26.4%
Operating profit (loss) margin	40.9%	34.8%

Net Operating Income ("NOI")[2]	$53.8	$51.1		5.3%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$52.5	$49.9		5.2%
[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
Commercial Real Estate operating revenue increased 7.5% or $5.8 million, to $83.2 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Operating profit increased 26.4%, or $7.1 million, to $34.0 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase in operating revenue and operating profit from the prior year is primarily driven by lower reductions to revenue recorded by the Company due to uncollectible tenant billings and other rent relief modifications provided to tenants (totals of $4.7 million during the six months ended June 30, 2021, as compared to $10.2 million during the comparable prior period, inclusive of unbilled straight-line lease receivables). Operating costs and expenses for the six months ended June 30, 2021 also decreased by $1.4 million due primarily to lower depreciation and property operating costs, partially offset by higher property taxes.

Commercial Real Estate portfolio acquisitions and dispositions
There were no acquisitions of CRE improved properties or ground lease interests in land during the three and six months ended June 30, 2021.
During the six months ended June 30, 2021, the Company had the following disposition related to a parcel of land (which was subject to a ground lease in the CRE segment) that was sold in conjunction with a larger, non-core asset sale in the Land Operations segment (dollars in millions):

Dispositions
Property	Location	Date (Month/Year)	Sales Price	GLA (SF)
Residual Maui land	Maui, HI	2/21	$0.3	N/A

Leasing activity
During the second quarter ended June 30, 2021, the Company signed 32 new leases and 43 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 145,900 square feet of GLA. The 32 new leases consist of 54,900 square feet with an average annual base rent of $28.05 per-square-foot. Of the 32 new leases, seven leases with a total GLA of 8,800 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these seven leases, resulted in a 3.3% average base rent increase over comparable expiring leases. The 43 renewal leases consist of 91,000 square feet with an average annual base rent of $30.57 per square foot. Of the 43 renewal leases, 22 leases with a total GLA of 46,300 square feet were considered comparable and resulted in a 12.8% average base rent increase over comparable expiring leases.
Leasing activity summarized by asset class for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Leases	GLA	ABR/SF	Rent Spread[1]	Leases	GLA	ABR/SF	Rent Spread[1]
Retail	53	98,585	$35.21	14.0%	85	152,987	$35.95	9.1%
Industrial	18	38,489	$15.62	6.8%	34	103,198	$13.59	2.0%
Office	4	8,777	$28.32	3.0%	7	11,237	$29.75	2.0%
[1] Rent spread is calculated for comparable leases, a subset of the total population of leases for the period presented (described above).

Occupancy
The Company reports three types of occupancy: "Leased Occupancy", "Physical Occupancy," and "Economic Occupancy."
The Leased Occupancy percentage calculates the square footage leased (i.e., the space has been committed to by a lessee under a signed lease agreement) as a percentage of total available improved property square footage as of the end of the period reported.
The Physical Occupancy percentage calculates the square footage leased and commenced (i.e., measured when the lessee has physical access to the space) as a percentage of total available improved property space at the end of the period reported.
The Economic Occupancy percentage calculates the square footage under leases for which the lessee is contractually obligated to make lease-related payments (i.e., subsequent to the rent commencement date) to total available improved property square footage as of the end of the period reported.

The Company's improved portfolio occupancy metrics as of June 30, 2021 and 2020 were as follows:

	As of	As of	Basis Point Change
	June 30, 2021	June 30, 2020
Leased Occupancy	94.0%	94.7%	(70)
Physical Occupancy	93.7%	94.6%	(90)
Economic Occupancy	92.2%	93.7%	(150)

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of June 30, 2021 and 2020 were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	June 30, 2021	June 30, 2020
Retail	92.3%	93.3%	(100)
Industrial	97.8%	97.7%	10
Office	91.6%	93.7%	(210)
Total Improved Portfolio	94.0%	94.7%	(70)

Economic Occupancy
	As of	As of	Basis Point Change
	June 30, 2021	June 30, 2020
Retail	89.6%	92.0%	(240)
Industrial	97.7%	97.3%	40
Office	90.7%	92.3%	(160)
Total Improved Portfolio	92.2%	93.7%	(150)

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	June 30, 2021	June 30, 2020
Retail	92.2%	93.3%	(110)
Industrial	97.8%	97.7%	10
Office	91.6%	93.7%	(210)
Total Improved Portfolio	94.0%	94.7%	(70)

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	June 30, 2021	June 30, 2020
Retail	89.7%	92.0%	(230)
Industrial	97.7%	97.3%	40
Office	90.7%	92.3%	(160)
Total Improved Portfolio	92.3%	93.7%	(140)
Land Operations
Trends, events and uncertainties
The composition of real estate sales in any given period can be diverse and has historically included developed residential real estate, developable subdivision lots, undeveloped land, and/or property sold under threat of condemnation. Further, the timing of property or parcel sales has affected and can significantly affect operating results in a given period.

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
Financial results - Second quarter of 2021 compared with 2020
Results of operations for the second quarter ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(amounts in millions; unaudited)	2021	2020
Development sales revenue	$11.2	$2.3
Unimproved/other property sales revenue	—	1.6
Other operating revenue[1]	4.8	5.2
Total Land Operations operating revenue[2]	16.0	9.1
Land Operations operating costs and expenses[3]	(10.6)	(3.0)
Selling, general and administrative	(1.0)	(1.1)
Earnings (loss) from joint ventures	5.3	(0.7)
Interest and other income (expense), net	(0.6)	(0.3)
Total Land Operations operating profit (loss)[2]	$9.1	$4.0

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
Second quarter of 2021: Land Operations revenue during the second quarter ended June 30, 2021 was $16.0 million and included the sale of a development parcel at Maui Business Park. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (primarily trucking service and renewable energy).
Land Operations operating profit of $9.1 million during the second quarter ended June 30, 2021 was primarily composed of the margins on the aforementioned sales activity, as well as profits generated from the operations of the segment's other legacy business activities. Earnings from joint ventures of $5.3 million during the second quarter ended June 30, 2021 was primarily driven by profitable closings at the Kukui‘ula joint venture projects in the period (discussion of cash distributed to the Company from the joint venture projects is included below).
Second quarter of 2020: Operating revenue was $9.1 million and included the sales of a development parcel at Maui Business Park, as well as sales of unimproved parcels on the islands of Maui and Kauai. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment (e.g., trucking service, renewable energy and diversified agribusiness operations).
Land Operations operating profit of $4.0 million during the second quarter ended June 30, 2020 was due primarily to the impact of favorable resolutions to certain contingent liabilities recorded in connection with the sale of agricultural land on Maui in 2018, margins realized for the sales activity previously described, as well as profits generated from the operations of the segment's other legacy business activities.

Financial Results - First six months of 2021 compared with 2020

	Six Months Ended June 30,
(amounts in millions; unaudited)	2021	2020
Development sales revenue	$11.2	$5.9
Unimproved/other property sales revenue	11.3	3.7
Other operating revenue[1]	10.6	10.5
Total Land Operations operating revenue[2]	33.1	20.1
Land Operations operating costs and expenses[3]	(18.8)	(11.1)
Selling, general and administrative	(1.9)	(2.3)
Gain (loss) on disposal of assets, net	0.1	—
Earnings (loss) from joint ventures	8.9	2.3
Interest and other income (expense), net	(0.9)	(0.5)
Total Land Operations operating profit (loss)[2]	$20.5	$8.5
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
First six months of 2021: Land Operations revenue during the six months ended June 30, 2021 was $33.1 million and included the sale of development parcels at Maui Business Park, as well as unimproved and other land sales on the islands of Kauai and Maui. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (primarily trucking service and renewable energy).
Land Operations operating profit of $20.5 million during the six months ended June 30, 2021 was composed of the margins on the sales noted above, as well as profits generated from the operations of the segment's other legacy business activities. Earnings from joint ventures of $8.9 million during the six months ended June 30, 2021 was primarily driven by profitable closings at the Kukui‘ula joint venture projects in the period (discussion of cash distributed to the Company from the joint venture projects is included below).
First six months of 2020: Land Operations revenue was $20.1 million and included the sales of development parcels at Maui Business Park and unimproved land sales on the islands of Kauai and Maui. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment (e.g., trucking service, renewable energy, and diversified agribusiness operations).
Operating profit of $8.5 million during the six months ended June 30, 2020 was composed of the margins on the sales noted above, as well as profits generated from the operations of the segment's other legacy business activities. Other drivers of operating profit in the quarter included favorable outcomes for contingent liabilities recorded as part of the sale of agricultural land on Maui in 2018 that were resolved as of June 30, 2020.

Materials & Construction
Financial results - Second quarter of 2021 compared with 2020
Results of operations for the second quarter ended June 30, 2021 and 2020 were as follows:

(dollars in millions; unaudited)	Three Months Ended June 30,		2021 vs 2020
	2021	2020	$	%
Materials & Construction
Operating revenue[1]	$30.0	$30.8	$(0.8)	(2.6)%
Operating costs and expenses	(28.7)	(28.2)	(0.5)	1.8%
Selling, general and administrative	(3.9)	(3.9)	—	—%
Intersegment operating charges, net[2]	(0.4)	(0.7)	0.3	(42.9)%
Impairment of assets	—	(5.6)	5.6	NM
Gain (loss) on disposal of assets, net	0.1	—	0.1	NM
Income (loss) related to joint ventures	0.9	0.6	0.3	50.0%
Interest and other income (expense), net	0.1	0.1	—	—%
Materials & Construction operating profit (loss)[1]	$(1.9)	$(6.9)	$5.0	(72.5)%
Operating margin percentage	(6.3)%	(22.4)%
Impairment of assets	$—	$5.6	$(5.6)	NM
Depreciation and amortization	$2.8	$2.6	$0.2	7.7%
Backlog at period end[3]	$144.3	$112.3	$32.0	28.5%

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
[3] Backlog represents the total amount of revenue that Grace Pacific and Maui Paving, LLC, a 50-percent-owned unconsolidated affiliate, expect to realize on contracts awarded. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months for large paving contracts and contracts performed in phases. This amount includes opportunity backlog consisting of contracts in which Grace Pacific has been confirmed to be the lowest bidder at the time of this disclosure (such amounts were $73.1 million and $55.0 million as of June 30, 2021 and 2020, respectively). Circumstances outside the Company's control such as procurement or technical protests may arise that prevent the finalization of such contracts. Maui Paving's backlog as of June 30, 2021 and 2020 was $8.3 million and $6.8 million, respectively.

Materials & Construction revenue was $30.0 million for the second quarter ended June 30, 2021, compared to $30.8 million for the second quarter ended June 30, 2020. Operating loss was $1.9 million for the second quarter ended June 30, 2021, compared to operating loss of $6.9 million for the second quarter ended June 30, 2020. During the quarter ended June 30, 2021, the segment operating loss was due primarily to the impact of low paving volumes. During the quarter ended June 30, 2020, the segment operating loss was primarily driven by a write-down of $5.6 million that the Company recorded in advance of, but in connection with, the Company's sale of its 51% interest in GPRM (based on fair value less cost to sell) at the end of the quarter. The remaining operating loss incurred during the second quarter of 2020 was due primarily to the impact of low paving volumes due in part to government agency-imposed delays and the impact of COVID-19.
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
As of June 30, 2021 and 2020, backlog was $144.3 million and $112.3 million, respectively. The increase in backlog from June 30, 2020 to June 30, 2021 was primarily driven by an increase in the amount of marketed bid opportunities and an improvement in the rate of bids won by the Company.

Financial Results - First six months of 2021 compared with 2020

(dollars in millions, tons delivered in thousands; unaudited)	Six Months Ended June 30,
	2021	2020	$ Change	Change
Materials & Construction
Operating revenue[1]	$54.0	$57.2	$(3.2)	(5.6)%
Operating costs and expenses	(52.4)	(53.2)	0.8	(1.5)%
Selling, general and administrative	(7.8)	(8.4)	0.6	(7.1)%
Intersegment operating charges, net[2]	(0.6)	(1.3)	0.7	(53.8)%
Impairment of assets	—	(5.6)	5.6	(100.0)%
Gain (loss) on disposal of assets, net	0.1	—	0.1	NM
Income (loss) related to joint ventures	0.7	0.9	(0.2)	(22.2)%
Interest and other income (expense), net	0.1	0.2	(0.1)	(50.0)%
Materials & Construction operating profit (loss)[1]	$(5.9)	$(10.2)	$4.3	(42.2)%
Operating margin percentage	(10.9)%	(17.8)%
Impairment of assets	$—	$5.6	$(5.6)	(100.0)%
Depreciation and amortization	$5.4	$5.4	$—	—%

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

[2] Intersegment operating charges, net for Materials & Construction is primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
Materials & Construction revenue was $54.0 million for the six months ended June 30, 2021, compared to $57.2 million for the six months ended June 30, 2020. Operating loss was $5.9 million for the six months ended June 30, 2021, compared to operating loss of $10.2 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, the segment operating loss was primarily driven by low paving volumes due to project delays. During the six months ended June 30, 2020, the segment operating loss of $10.2 million was primarily driven by the write-down of $5.6 million (based on fair value less cost to sell) related to GPRM that was recorded in advance of the sale and disposal consummated at the close of the quarter ended June 30, 2020. The remaining operating loss was primarily due to the impact of low paving volumes due in part to government agency-imposed delays and the impact of COVID-19 (including travel restrictions and resource availability for projects on neighboring islands).
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
Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the three and six months ended June 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) available to A&B common shareholders	$12.8	$(4.7)	$22.7	$1.5
Depreciation and amortization of commercial real estate properties	9.5	10.6	19.0	20.8
Gain on the disposal of commercial real estate properties, net	—	—	(0.2)	(0.5)
FFO	$22.3	$5.9	$41.5	$21.8
Exclude items not related to core business:
Land Operations Operating (Profit)	(9.1)	(4.0)	(20.5)	(8.5)
Materials & Construction Operating (Profit) Loss	1.9	6.9	5.9	10.2
Loss from discontinued operations	0.1	0.6	0.1	0.8
Income (loss) attributable to noncontrolling interest	0.2	—	0.2	(0.6)
Income tax expense (benefit)	—	—	0.1	—
Non-core business interest expense	3.1	3.7	6.6	7.7
Core FFO	$18.5	$13.1	$33.9	$31.4
Reconciliations of Core FFO starting from CRE operating profit for the three and six months ended June 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
CRE Operating Profit	$18.6	$8.9	$34.0	$26.9
Depreciation and amortization of commercial real estate properties	9.5	10.6	19.0	20.8
Corporate and other expense	(6.0)	(2.3)	(12.0)	(8.4)
Core business interest expense	(3.6)	(4.1)	(7.1)	(7.9)
Core FFO	$18.5	$13.1	$33.9	$31.4
Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three and six months ended June 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial Real Estate Operating Profit (Loss)	$18.6	$8.9	$34.0	$26.9
Plus: Depreciation and amortization	9.5	10.6	19.0	20.8
Less: Straight-line lease adjustments	(1.0)	1.3	(1.8)	0.5
Less: Favorable/(unfavorable) lease amortization	(0.2)	(0.5)	(0.4)	(0.7)
Plus: Other (income)/expense, net	(0.1)	0.1	(0.2)	(0.3)
Plus: Selling, general, administrative and other expenses	1.7	1.8	3.2	3.9
Commercial Real Estate NOI	28.5	22.2	53.8	51.1
Less: NOI from acquisitions, dispositions, and other adjustments	(0.7)	(0.6)	(1.3)	(1.2)
Same-Store NOI	$27.8	$21.6	$52.5	$49.9

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from June 30, 2021) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its various credit facilities. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures; shareholder distributions; and working capital needs.
As of June 30, 2021, there have been no material changes in the Company's ability to generate and obtain adequate amounts of cash to meet its business requirements and plans in the short-term and long-term from the end of the preceding fiscal year ended December 31, 2020.
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
As of June 30, 2021, there have been no material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2020. Refer to Note 6, Note 11 and Note 13 in this report for further discussion.
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
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2020 Form 10-K. As of June 30, 2021, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2020. Refer to Note 8 in this report for further discussion.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been cash flows provided by operations, which were $59.6 million for the six months ended June 30, 2021, primarily driven in the current year by cash generated from the Commercial Real Estate segment (the Company's core business). Total cash flows provided by operations increased as compared to the prior year comparable period ($28.2 million for the six months ended June 30, 2020) primarily due to the aforementioned higher cash collections generated from the Commercial Real Estate segment, as well as higher cash flows provided by operations from the Land Operations and Materials & Construction segments. Total cash flows in future periods, may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy.

The Company's other primary sources of liquidity includes its cash on-hand of $19.9 million as of June 30, 2021 and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from June 30, 2021), as well as long-term basis. With respect to the revolving credit facility for general A&B purposes, as of June 30, 2021, the Company had $26.0 million of borrowings outstanding, $1.1 million letters of credit issued against and $422.9 million of available capacity on such revolving credit facility (which currently has a term through September 15, 2022). Further, other sources of liquidity for the Company include trade receivables, contracts retention, and inventories (excluding parts, materials and supplies), totaling $47.8 million at June 30, 2021. As of June 30, 2021, there were no material changes to the Company's other primary sources of liquidity from the end of the preceding fiscal year ended December 31, 2020.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Net cash provided by investing activities was $15.0 million for the six months ended June 30, 2021, as compared to net cash provided of $3.8 million for the six months ended June 30, 2020. The increase in net cash provided by investing activities during the six months ended June 30, 2021 was primarily driven by distributions from the Company's land development joint ventures, including $24.0 million in distributions from its Kukui‘ula joint venture projects.
Cash used in investing activities during the period is primarily composed of capital expenditures. During the six months ended June 30, 2021 the Company had capital expenditures for property, plant and equipment of $14.8 million. As it relates to the CRE segment (i.e., its core business), the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods for all segments were as follows:

	Six Months Ended June 30,
(dollars in millions; unaudited)	2021	2020	Change
CRE property acquisitions, development and redevelopment	$8.1	$5.5	47.3%
Building/area improvements (Maintenance Capital Expenditures)	2.6	2.3	13.0%
Tenant space improvements (Maintenance Capital Expenditures)	0.9	1.3	(30.8)%
Quarrying and paving	2.8	1.1	154.5%
Agribusiness and other	0.4	0.7	(42.9)%
Total capital expenditures[1]	$14.8	$10.9	35.8%
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
Net cash flows used in financing activities was $111.9 million for the six months ended June 30, 2021, as compared to net cash provided by financing activities for the six months ended June 30, 2020 of $49.0 million. The change in cash flows from financing activities in 2021 as compared to 2020 was due primarily to prior year activity (the Company drawing $120 million on its credit facility as a safeguard due to uncertainty caused by the COVID-19 pandemic during the first quarter ended March 31, 2020) as compared to current year activity (most notably, the Company making $85 million in payments on its credit facility in the six months ended June 30, 2021, in addition to dividend payments).

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
During the six months ended June 30, 2021, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. Further, during the six months ended June 30, 2021, there were no acquisitions utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions.
As of June 30, 2021, there are no amounts from tax-deferred sales that are available for use and have not been reinvested under §1031 of the Code. As of June 30, 2021, the Company holds approximately $14.3 million from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code.
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
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of June 30, 2021. However, as a result of the various uncertainties and factors surrounding COVID-19, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition. The Company intends to closely monitor the impact of COVID-19 on its business and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its various credit facilities will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from June 30, 2021) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective.
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
In February 2020, the Company's Board of Directors authorized the Company to repurchase up to $150 million of its common stock beginning on February 25, 2020 and ending on December 31, 2021. There were no purchases or repurchases of equity securities made by or on behalf of the Company in 2021 or 2020 under such plan.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.

ITEM 5. OTHER INFORMATION
The other information presented below is being filed as a result of the retrospective presentation and disclosure requirements for segment disclosures. The Company will be required to reflect these changes in presentation and disclosure for all periods presented in future filings with the SEC. The summarized information below includes changes to the Company’s results for the years ended December 31, 2020, 2019, and 2018.
This information is intended to assist investors in making comparisons of the Company’s historical financial information with future financial information. The reported financial information below has been revised to conform to the current presentation.

Segment Realignment
During the first quarter ended March 31, 2021, the chief operating decision maker began reviewing the segments structure of its internal organization in a manner that caused the composition of its reportable segments to change. Specifically, the change resulted from a reorganization to present the activity and results of operations of Company-owned quarries on the island of Maui (utilized and operated by third parties who pay for such extraction rights under operating agreements), which historically have been included in the results of Land Operations and are now included in the results of Materials & Construction. The segment financial data for 2020, 2019 and 2018 has been adjusted to reflect this change and was first reported in our Form 10-Q for the quarterly period ended March 31, 2021.
If the aforementioned change in segments was in effect at December 31, 2020, the Operating Revenue and Operating Profit (Loss) for Materials & Construction would have increased by $1.9 million, $1.9 million and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, while Land Operations would have decreased by these same amounts. Additionally, related party revenues earned from transactions with affiliates for Construction Contracts and Material Sales would have increased by $1.2 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively, while Land Operations would have decreased by the same amount. There was no impact to related party revenue for the year ended December 31, 2018. The table below presents the results as if the segment change had been in effect for the noted periods.

	Year Ended December 31,
	2020	2019	2018
Operating Revenue:
Land Operations	$38.7	$112.2	$287.5
Materials & Construction	$116.6	$162.4	$216.6

Operating Profit (Loss):
Land Operations	$15.4	$18.9	$(28.7)
Materials & Construction	$(10.5)	$(67.3)	$(71.2)

Related Party Transactions:
Revenue - Land Operations	$1.9	$1.3	$1.1
Revenue - Construction Contracts and Material Sales	$8.6	$11.4	$16.6

ITEM 6. EXHIBITS
EXHIBIT INDEX
10. Material Contracts
10.b.1.(v)    Amendment No. 1 to Alexander & Baldwin, Inc. Amended and Restated 2012 Incentive Compensation Plan, effective April 26, 2021.
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
95    Mine Safety Disclosure.
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

July 30, 2021	By: /s/ Brett A. Brown
Brett A. Brown
Executive Vice President and Chief Financial Officer

July 30, 2021	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President, Chief Accounting Officer and Controller