Form 10-Q
period 2021-09-30
Alexander & Baldwin, Inc.
filed 2021-11-05
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of September 30, 2021: 72,529,953

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions; unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Real estate investments
Real estate property	$1,569.3	$1,549.7
Accumulated depreciation	(174.4)	(154.4)
Real estate property, net	1,394.9	1,395.3
Real estate developments	68.9	75.7
Investments in real estate joint ventures and partnerships	109.1	134.1
Real estate intangible assets, net	53.9	61.9
Real estate investments, net	1,626.8	1,667.0
Cash and cash equivalents	26.5	57.2
Restricted cash	0.2	0.2
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $1.9 million and $3.3 million as of September 30, 2021 and December 31, 2020, respectively	24.4	43.5
Inventories	22.2	18.4
Other property, net	108.1	110.8
Operating lease right-of-use assets	21.2	18.6
Goodwill	10.5	10.5
Other receivables, net of allowance for credit losses and allowance for doubtful accounts of $3.1 million and $3.9 million as of September 30, 2021 and December 31, 2020, respectively	18.2	14.2
Prepaid expenses and other assets	105.4	95.6
Total assets	$1,963.5	$2,036.0

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$627.7	$687.1
Accounts payable	11.4	9.8
Operating lease liabilities	21.4	18.4
Accrued pension and post-retirement benefits	33.5	34.7
Deferred revenue	69.8	66.9
Accrued and other liabilities	99.6	116.5
Total liabilities	863.4	933.4
Commitments and Contingencies (Note 8)
Redeemable Noncontrolling Interest	6.8	6.5
Equity:
Common stock - no par value; authorized, 150.0 million shares; outstanding, 72.5 million and 72.4 million shares at September 30, 2021 and December 31, 2020, respectively	1,809.0	1,805.5
Accumulated other comprehensive income (loss)	(59.7)	(60.0)
Distributions in excess of accumulated earnings	(656.0)	(649.4)
Total equity	1,093.3	1,096.1
Total liabilities and equity	$1,963.5	$2,036.0
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenue:
Commercial Real Estate	$44.0	$35.7	$127.2	$113.1
Land Operations	5.4	7.4	38.5	27.5
Materials & Construction	34.9	34.7	88.9	91.9
Total operating revenue	84.3	77.8	254.6	232.5
Operating Costs and Expenses:
Cost of Commercial Real Estate	24.1	23.5	71.0	71.8
Cost of Land Operations	4.7	12.9	23.4	23.8
Cost of Materials & Construction	31.8	30.2	84.2	83.4
Selling, general and administrative	12.6	11.7	37.2	34.5
Impairment of assets	—	—	—	5.6
Total operating costs and expenses	73.2	78.3	215.8	219.1
Gain (loss) on disposal of commercial real estate properties, net	—	—	0.2	0.5
Gain (loss) on disposal of non-core assets, net	—	9.0	0.2	9.0
Total gain (loss) on disposal of assets, net	—	9.0	0.4	9.5
Operating Income (Loss)	11.1	8.5	39.2	22.9
Other Income and (Expenses):
Income (loss) related to joint ventures	2.7	2.2	12.2	5.3
Interest and other income (expense), net (Note 2)	(0.2)	(0.4)	(1.0)	(0.6)
Interest expense	(6.5)	(7.1)	(20.2)	(22.7)
Income (Loss) from Continuing Operations Before Income Taxes	7.1	3.2	30.2	4.9
Income tax benefit (expense)	—	—	(0.1)	—
Income (Loss) from Continuing Operations	7.1	3.2	30.1	4.9
Income (loss) from discontinued operations, net of income taxes	(0.6)	—	(0.7)	(0.8)
Net Income (Loss)	6.5	3.2	29.4	4.1
Loss (income) attributable to noncontrolling interest	(0.1)	(0.2)	(0.3)	0.4
Net Income (Loss) Attributable to A&B Shareholders	$6.4	$3.0	$29.1	$4.5

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.10	$0.04	$0.41	$0.07
Discontinued operations available to A&B shareholders	(0.01)	—	(0.01)	(0.01)
Net income (loss) available to A&B shareholders	$0.09	$0.04	$0.40	$0.06

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.10	$0.04	$0.41	$0.07
Discontinued operations available to A&B shareholders	(0.01)	—	(0.01)	(0.01)
Net income (loss) available to A&B shareholders	$0.09	$0.04	$0.40	$0.06

Weighted-Average Number of Shares Outstanding:
Basic	72.5	72.4	72.5	72.3
Diluted	72.7	72.4	72.6	72.4
Amounts Available to A&B Common Shareholders (Note 15):
Continuing operations available to A&B common shareholders	$6.9	$3.0	$29.7	$5.3
Discontinued operations available to A&B common shareholders	(0.6)	—	(0.7)	(0.8)
Net income (loss) available to A&B common shareholders	$6.3	$3.0	$29.0	$4.5

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$6.5	$3.2	$29.4	$4.1
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	0.2	(0.1)	1.9	(7.7)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	0.4	0.5	1.2	0.6
Employee benefit plans:
Actuarial gain (loss)	(4.7)	—	(4.7)	—
Amortization of net loss included in net periodic benefit cost	0.5	0.8	1.9	2.0
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	(3.6)	1.2	0.3	(5.1)
Comprehensive Income (Loss)	2.9	4.4	29.7	(1.0)
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	(0.2)	(0.3)	0.4
Comprehensive Income (Loss) Attributable to A&B Shareholders	$2.8	$4.2	$29.4	$(0.6)
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions; unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$29.4	$4.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	37.7	40.5
Loss (gain) from disposals and asset transactions, net	(0.4)	(9.5)
Impairment of assets	—	5.6
Share-based compensation expense	4.4	4.4
Equity in (income) loss from affiliates, net of operating cash distributions	(10.1)	(5.0)
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	9.5	(2.1)
Inventories	(3.8)	1.2
Prepaid expenses, income tax receivable and other assets	0.3	7.9
Development/other property inventory	0.4	1.4
Accrued pension and post-retirement benefits	(4.0)	2.0
Accounts payable	2.9	(5.2)
Accrued and other liabilities	0.9	(8.1)
Net cash provided by (used in) operations	67.2	37.2

Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(26.1)	(17.7)
Proceeds from disposal of assets	0.6	27.1
Payments for purchases of investments in affiliates and other investments	(0.8)	—
Distributions of capital and other receipts from investments in affiliates and other investments	40.2	11.1
Net cash provided by (used in) investing activities	13.9	20.5

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	128.0	173.0
Payments of notes payable and other debt and deferred financing costs	(192.2)	(105.3)
Borrowings (payments) on line-of-credit agreement, net	—	(8.7)
Cash dividends paid	(46.5)	(13.8)
Proceeds from issuance (repurchase) of capital stock and other, net	(1.1)	(1.0)
Net cash provided by (used in) financing activities	(111.8)	44.2

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	(30.7)	101.9
Balance, beginning of period	57.4	15.4
Balance, end of period	$26.7	$117.3

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(18.4)	$(15.1)
Income tax (payments)/refunds, net	$0.4	$0.5

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	$1.6	$2.5
Operating lease liabilities arising from obtaining ROU assets	$5.5	$—
Finance lease liabilities arising from obtaining ROU assets	$0.1	$0.4

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$57.2	$15.2
Restricted cash	0.2	0.2
Cash, cash equivalents and restricted cash	$57.4	$15.4

End of the period:
Cash and cash equivalents	$26.5	$117.1
Restricted cash	0.2	0.2
Cash, cash equivalents and restricted cash	$26.7	$117.3

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2020	72.3	$1,800.1	$(48.8)	$(626.2)	$3.6	$1,128.7	$6.3
Cumulative impact of adoption of ASC 326	—	—	—	(4.0)	(0.1)	(4.1)	—
Net income (loss)	—	—	—	4.5	(0.5)	4.0	0.1
Other comprehensive income (loss), net of tax	—	—	(5.1)	—	—	(5.1)	—
Dividend on common stock ($0.19 per share)	—	—	—	(13.8)	—	(13.8)	—
Disposal of M&C subsidiary	—	—	—	—	(3.0)	(3.0)	—
Share-based compensation	—	4.4	—	—	—	4.4	—
Shares issued or repurchased, net	0.1	—	—	(0.9)	—	(0.9)	—
Balance, September 30, 2020	72.4	$1,804.5	$(53.9)	$(640.4)	$—	$1,110.2	$6.4

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2021	72.4	$1,805.5	$(60.0)	$(649.4)	$—	$1,096.1	$6.5
Net income (loss)	—	—	—	29.1	—	29.1	0.3
Other comprehensive income (loss), net of tax	—	—	0.3	—	—	0.3	—
Dividend on common stock ($0.49 per share)	—	—	—	(35.7)	—	(35.7)	—
Share-based compensation	—	4.4	—	—	—	4.4	—
Shares issued or repurchased, net	0.1	(0.9)	—	—	—	(0.9)	—
Balance, September 30, 2021	72.5	$1,809.0	$(59.7)	$(656.0)	$—	$1,093.3	$6.8

See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2021 and 2020
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, July 1, 2020	72.3	$1,803.1	$(55.1)	$(643.4)	$—	$1,104.6	$6.2
Net income (loss)	—	—	—	3.0	—	3.0	0.2
Other comprehensive income (loss), net of tax	—	—	1.2	—	—	1.2	—
Share-based compensation	—	1.4	—	—	—	1.4	—
Shares issued or repurchased, net	0.1	—	—	—	—	—	—
Balance, September 30, 2020	72.4	$1,804.5	$(53.9)	$(640.4)	$—	$1,110.2	$6.4

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, July 1, 2021	72.5	$1,807.5	$(56.1)	$(649.2)	$—	$1,102.2	$6.7
Net income (loss)	—	—	—	6.4	—	6.4	0.1
Other comprehensive income (loss), net of tax	—	—	(3.6)	—	—	(3.6)	—
Dividend on common stock ($0.18 per share)	—	—	—	(13.2)	—	(13.2)	—
Share-based compensation	—	1.6	—	—	—	1.6	—
Shares issued or repurchased, net	—	(0.1)	—	—	—	(0.1)	—
Balance, September 30, 2021	72.5	$1,809.0	$(59.7)	$(656.0)	$—	$1,093.3	$6.8

See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates in three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C"). As of September 30, 2021, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, ten industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area, as well as a portfolio of ground leases in Hawai‘i representing 146.0 acres. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
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
Recently issued accounting pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform, establishing ASC Topic 848, and amended the standard thereafter ("ASC 848"). ASC 848 provides optional practical expedients and exceptions related to the impacts of reference rate reform that affect certain debt, leases, derivatives and other contracts if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Reference rate reform has not had a material impact on any of the Company's existing contracts. Therefore, the Company has not elected to apply any of the optional practical expedients and exceptions under ASC 848 as of the current date. The Company will assess future changes in its contracts and the impact of electing to apply the optional practical expedients and exceptions provided by ASC 848 as they occur, but expects their application will not have a material effect on its financial position or results of operations.

Interest and other income (expense), net
Interest and other income (expense), net for the three and nine months ended September 30, 2021 and 2020 included the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$0.2	$0.2	$0.8	$1.0
Pension and postretirement benefit (expense)	(0.7)	(0.6)	(2.1)	(1.9)
Other income (expense), net	0.3	—	0.3	0.3
Interest and other income (expense), net	$(0.2)	$(0.4)	$(1.0)	$(0.6)

3.    INVESTMENTS IN AFFILIATES
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three and nine months ended September 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$60.6	$43.3	$188.9	$133.6
Operating costs and expenses	58.3	36.9	167.2	110.9
Gross Profit (Loss)	$2.3	$6.4	$21.7	$22.7
Income (Loss) from Continuing Operations[1]	$1.0	$6.0	$10.0	$14.0
Net Income (Loss)[1]	$(0.5)	$5.7	$9.1	$13.5

[1] Includes earnings from equity method investments held by the investee.
4.    INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of September 30, 2021 and December 31, 2020 were as follows (in millions):

	September 30,	December 31,
	2021	2020
Asphalt	$7.1	$4.2
Processed rock and sand	8.0	7.9
Work in progress	3.6	3.2
Retail merchandise	2.1	2.1
Parts, materials and supplies inventories	1.4	1.0
Total	$22.2	$18.4
5.    FAIR VALUE MEASUREMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.
The fair value of the Company's notes receivable approximates the carrying amount of $14.1 million as of September 30, 2021. The fair value and carrying amount of these notes was $11.5 million at December 31, 2020. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as a Level 3 measurement in the fair value hierarchy.

At September 30, 2021, the carrying amount of the Company's notes payable and other debt was $627.7 million and the corresponding fair value was $644.9 million. At December 31, 2020, the carrying amount of the Company's notes payable and other debt was $687.1 million, and the corresponding fair value was $704.1 million. The fair value of debt is calculated by discounting the future cash flows of the debt at market rates for instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements and classified as a Level 3 measurement in the fair value hierarchy.
The Company records its interest rate swaps at fair value. The fair values of the Company's interest rate swaps are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs (refer to Note 7 for fair value information regarding the Company's derivative instruments). The fair values of the Company's interest rate swaps are classified as a Level 2 measurement in the fair value hierarchy.

6.    NOTES PAYABLE AND OTHER DEBT
At September 30, 2021 and December 31, 2020, notes payable and total debt consisted of the following (dollars in millions):

	Interest Rate (%)	Maturity Date	Principal Outstanding
			September 30, 2021	December 31, 2020
Secured:
Kailua Town Center	(1)	2021	$—	$9.8
Kailua Town Center #2	3.15%	2021	—	4.5
Heavy Equipment Financing	(2)	(2)	2.2	3.2
Laulani Village	3.93%	2024	60.5	61.3
Pearl Highlands	4.15%	2024	80.0	81.4
Manoa Marketplace	(3)	2029	56.6	57.9
Subtotal			$199.3	$218.1
Unsecured:
Bank syndicated loan	(4)	2021	$—	$50.0
Series A Note	5.53%	2024	21.3	28.4
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	45.0	46.0
Series C Note	5.56%	2026	13.0	22.0
Series F Note	4.35%	2026	15.2	19.7
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	29.6	29.6
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$286.6	$358.2
Revolving Credit Facilities:
GLP Asphalt revolving credit facility	(5)	2022	$—	$—
A&B Revolver	(6)	2025	142.0	111.0
Subtotal			$142.0	$111.0
Total debt (contractual)			$627.9	$687.3
Unamortized debt premium (discount)			(0.2)	(0.2)
Total debt (carrying value)			$627.7	$687.1

(1) Loan had a stated interest rate of LIBOR plus 1.50%, but was swapped through maturity to a 5.95% fixed rate. Loan was repaid in full in September 2021.
(2) Loans have a weighted average stated interest rate of approximately 2.87% and stated maturity dates ranging from 2021 to 2024.
(3) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
(4) Loan had a stated interest rate of LIBOR plus 1.80%, based on a pricing grid, and its LIBOR component was swapped through maturity. Loan was repaid in full in August 2021.
(5) Loan has a stated interest rate of LIBOR plus 1.25%.
(6) Loan has a stated interest rate of LIBOR plus 1.05% based on a pricing grid. $50.0 million is swapped through February 2023 to a 2.40% fixed rate.

On August 31, 2021, the Company entered into a Third Amended and Restated Credit Agreement ("A&B Revolver") with Bank of America N.A, as administrative agent, First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, which amended and restated the existing $450.0 million committed revolving credit facility ("Revolving Credit Facility"). The A&B Revolver increased the total revolving commitments to $500.0 million, extended the term of the facilities to August 2025, and includes two six-month extension options. In addition, the A&B Revolver amended certain covenants and reduced the interest rates and fees charged under the financials-based pricing grid of the Revolving Credit Facility.

On August 31, 2021, concurrent with the closing of the A&B Revolver, the Company drew $50.0 million on the A&B Revolver and repaid the Bank Syndicated Loan in full, plus accrued interest, and satisfied all obligations thereto. The LIBOR component of this loan was swapped through maturity under a designated hedging relationship. The Company has committed to maintaining a $50.0 million draw on the A&B Revolver until February 27, 2023, the maturity date of the interest rate swap, in order to maintain an effective hedging relationship.

On August 31, 2021, the Company also entered into separate agreements with Prudential Investment Management, Inc. and AIG Asset Management to amend certain covenants related to the Prudential Private Shelf Facility and AIG Private Shelf Facility, respectively. All other terms of these agreements remain substantially unchanged.

7.    DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its variable-rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed-rate and variable-rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
The Company has two interest rate swap agreements designated as cash flow hedges whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Rate	September 30, 2021	September 30, 2021	December 31, 2020	Balance Sheet
4/7/2016	8/1/2029	3.14%	$56.6	$(2.2)	$(4.8)	Accrued and other liabilities
2/13/2020	2/27/2023	3.15%	$50.0	$(0.8)	$(1.3)	Accrued and other liabilities

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
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$0.2	$(0.1)	$1.9	$(7.7)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$0.4	$0.5	$1.2	$0.6

As of September 30, 2021, the Company expects to reclassify $1.6 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.

Non-designated Hedges
The Company's single interest rate swap that was not designated as a cash flow hedge matured on September 1, 2021. Key terms were as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Rate	September 30, 2021	September 30, 2021	December 31, 2020	Balance Sheet
1/1/2014	9/1/2021	5.95%	$—	$—	$(0.3)	Accrued and other liabilities

The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in Interest and other income (expense), net in its condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company recognized a gain of $0.1 million and $0.3 million, respectively, related to changes in fair value. During the three and nine months ended September 30, 2020, the Company recognized a gain of $0.1 million and $0.1 million, respectively.
The Company measures all of its interest rate swaps at fair value. The fair values of the Company's interest rate swaps are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair values of the Company's interest rate swaps are classified as a Level 2 measurement in the fair value hierarchy.
8.    COMMITMENTS AND CONTINGENCIES
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's condensed consolidated balance sheet as of September 30, 2021:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.1 million as of September 30, 2021. These letters of credit primarily relate to the Company's workers' compensation plans and construction activities; if drawn upon, the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's construction and real estate activities totaled $275.2 million as of September 30, 2021. Approximately $255.9 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds); if drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of September 30, 2021, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $82.2 million.
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
•Guarantees of indebtedness may be provided by the Company for the benefit of financial institutions providing credit to unconsolidated equity method investees. As of September 30, 2021, the Company had one arrangement with third party lenders that provided for a limited guarantee on any outstanding amounts related to an unconsolidated equity method investee's line of credit; related to borrowings on such line of credit by the equity method investee, there was none outstanding as of September 30, 2021.
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
On December 7, 2018, a contested case request filed by the Sierra Club (regarding the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. The time to appeal has not yet run. The court is separately considering a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny them a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. On May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated and ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits should be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The BLNR is moving to hold the contested case hearing.

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
9.    REVENUE AND CONTRACT BALANCES
The Company generates revenue through its Commercial Real Estate, Land Operations and Materials & Construction segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 10 for further discussion of lessor income recognition. The Land Operations and Materials & Construction segments generate revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three and nine months ended September 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Commercial Real Estate	$44.0	$35.7	$127.2	$113.1
Land Operations:
Development sales revenue	—	2.0	11.2	7.9
Unimproved/other property sales revenue	0.6	—	11.9	3.7
Other operating revenue	4.8	5.4	15.4	15.9
Land Operations[1]	5.4	7.4	38.5	27.5
Materials & Construction[1]	34.9	34.7	88.9	91.9
Total revenues	$84.3	$77.8	$254.6	$232.5

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in millions):

	September 30, 2021	December 31, 2020
Accounts receivable	$21.4	$39.5
Contracts retention	4.9	7.3
Allowances (credit losses and doubtful accounts)	(1.9)	(3.3)
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts	$24.4	$43.5
Costs and estimated earnings in excess of billings on uncompleted contracts	$8.4	$2.3
Billings in excess of costs and estimated earnings on uncompleted contracts	$5.2	$8.5
Variable consideration[1]	$62.0	$62.0
Other deferred revenue	$7.8	$4.9

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three and nine months ended September 30, 2021, the Company recognized revenue of approximately $0.7 million and $7.2 million, respectively, related to the Company's contract liabilities reported as of January 1, 2021. For the three and nine months ended September 30, 2020, the Company recognized revenue of approximately $1.2 million and $7.2 million, respectively, related to the Company's contract liabilities reported as of January 1, 2020.

Regarding other information related to the Company's contracts with customers, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not material in any of the periods presented. Further, the total amount of the transaction price allocated to either wholly unsatisfied or partially satisfied performance obligations was $156.5 million and $120.8 million as of September 30, 2021 and December 31, 2020, respectively. Of the amount presented as of September 30, 2021, the Company expects to recognize as revenue approximately 55% - 60% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations over the next twelve months, with the remaining recognized thereafter.

10.    LEASES - THE COMPANY AS LESSOR
The Company leases land and buildings to third parties under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
Under various circumstances and on a case-by-case basis, the Company may offer certain of its tenants rent relief arrangements (for example, those offered during the year ended December 31, 2020 and in the current period due to the continuing impacts of the coronavirus pandemic that was first reported in Wuhan, China, in December 2019, henceforth, "COVID-19") in the form of rent deferrals or other relief modifications that result in changes to fixed contractual lease payments for specified months and arrangements could continue based upon COVID-19 developments. Such other relief modifications may include changing the nature of payments from fixed to variable (i.e., variable based on a percentage of the tenant's sales, typically subject to a minimum "floor" amount) or, in some cases, payment forgiveness. Consistent with lease accounting guidance and interpretations provided by the FASB for rent relief arrangements specifically related to COVID-19, the Company elected to treat such eligible lease concessions (i.e., such rent deferrals, fixed-to-variable modifications or payment forgiveness arrangements that do not result in a substantial increase in the rights of the lessor or obligations of the lessee) outside of the lease accounting modification framework.
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

The Company continues to assess collectability on all such amounts due under leases and only recognizes revenue to the extent such amounts are probable of collection (or payment is received). The following table provides information about reductions in revenue for other relief modifications and other adjustments, CRE accounts receivable and unbilled straight-line lease receivables for which the Company assessed that the tenant's future payment of amounts due under leases was not probable (i.e., those due to general circumstances or those primarily due to COVID-19), as well as reductions (or increases) of revenue related to the allowance for doubtful accounts for other impacted operating lease receivables during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tenant collectability assessments and allowances for doubtful accounts
Impact to billed accounts receivable	$0.1	$4.0	$0.2	$8.4
Impact to straight-line lease receivables	—	1.6	0.2	3.8
Total revenue reductions (increases) - tenant collectability assessments	$0.1	$5.6	$0.4	$12.2
Provision for allowance for doubtful accounts[1]	(0.2)	0.7	(1.2)	3.4
Total revenue reductions (increases) - tenant collectability assessments and allowance for doubtful accounts	$(0.1)	$6.3	$(0.8)	$15.6

Other relief modifications and other adjustments[2]	$0.5	$2.7	$5.9	$3.5
Total revenue reductions (increases) related to adjustments, assessments and provisions	$0.4	$9.0	$5.1	$19.1

Total revenue reductions (increases) impacting billed accounts receivable only[3]	$0.4	$7.4	$4.9	$15.3
[1] Related to other impacted operating lease receivables.
[2] Primarily related to COVID-19, but may include other adjustments (e.g., adjustments due to tenant bankruptcies).
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
The historical cost of, and accumulated depreciation on, leased property as of September 30, 2021 and December 31, 2020 were as follows (in millions):

	September 30, 2021	December 31, 2020
Leased property - real estate	$1,542.1	$1,525.3
Less: Accumulated depreciation	(176.0)	(152.2)
Property under operating leases, net	$1,366.1	$1,373.1

Total rental income (i.e., revenue) under these operating leases during the three and nine months ended September 30, 2021 and 2020 relating to lease payments and variable lease payments were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease payments	$30.7	$23.0	$89.6	$73.9
Variable lease payments	14.8	13.3	41.3	41.3
Total rental income	$45.5	$36.3	$130.9	$115.2

Contractual future lease payments to be received on non-cancelable operating leases as of September 30, 2021 were as follows (in millions):

2021	$29.8
2022	113.8
2023	103.6
2024	91.6
2025	78.3
2026	64.0
Thereafter	472.0
Total future lease payments to be received	$953.1

11.    LEASES - THE COMPANY AS LESSEE
There have been no material changes from the Company's leasing activities as a lessee described in Note 15 to the consolidated financial statements included in Item 8 of the Company's 2020 Form 10-K. The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1.2	$1.2	$3.5	$3.5
Finance lease cost	$0.5	$0.4	$1.1	$1.0

12.    SHARE-BASED PAYMENT AWARDS
The 2012 Incentive Compensation Plan ("2012 Plan") allows for the granting of stock options, restricted stock units and common stock. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions. During the nine months ended September 30, 2021 and 2020, the Company granted approximately 376,600 and 279,400 of restricted stock unit awards, respectively. The weighted-average grant date fair value of the time-based and market-based performance share units granted under the 2012 Plan during the nine months ended September 30, 2021 and 2020 was $16.63 and $22.26, respectively.
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
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based expense:
Time-based and market-based restricted stock units	$1.6	$1.4	$4.4	$4.4

13.    EMPLOYEE BENEFIT PLANS
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”), which became effective on May 31, 2021. As a result, the Company has proceeded with the following steps in connection with the termination of the tax-qualified Defined Benefit Plans:
•In April 2021, the Company amended the plan agreements of the Defined Benefit Plans in order to provide for a limited lump-sum window for eligible participants;
•The Company filed the Application for Determination Upon Termination with the Internal Revenue Service ("IRS") in April 2021, and the Company received a favorable determination notice for federal tax purposes from the IRS in July 2021;
•The Company is preparing the appropriate notices and documents to file related to the termination of the Defined Benefit Plans and wind-down with the Pension Benefit Guaranty Corporation (the “PBGC”), the U.S. Department of Labor, the trustee and any other appropriate parties.
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
The Company will recognize a gain/loss upon settlement of the Defined Benefit Plans when the following three criteria have been met: (1) an irrevocable action to terminate the Defined Benefit Plans have occurred, (2) the Company is relieved of the primary responsibility of the Defined Benefit Plans, and (3) the significant risks related to the obligations of the Defined Benefit Plans and the assets used to effect the settlement is eliminated for the Company.
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three and nine months ended September 30, 2021 and 2020 are shown below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$0.4	$0.2	$1.0	$0.6
Interest cost	1.5	1.7	4.1	5.2
Expected return on plan assets	(1.3)	(1.7)	(3.8)	(5.1)
Amortization of net loss	0.5	0.8	1.9	2.0
Net periodic benefit cost	$1.1	$1.0	$3.2	$2.7
The Company made a contribution of $6.7 million to its defined benefit pension plans during the quarter ended September 30, 2021 and does not expect to make any additional contributions in the current fiscal year.
14.    INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the nine months ended September 30, 2021 differed from the effective tax rate for the same period in 2020, primarily due to the taxable built-in gain on a REIT land sale in the first quarter of 2021.

As of September 30, 2021, tax years 2017 and later are open to audit by the tax authorities. The Company believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
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

The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$7.1	$3.2	$30.1	$4.9
Exclude: (Income) loss attributable to noncontrolling interest	(0.1)	(0.2)	(0.3)	0.4
Income (loss) from continuing operations attributable to A&B shareholders	7.0	3.0	29.8	5.3
Distributions and allocations to participating securities	(0.1)	—	(0.1)	—
Exclude: (Increase) decrease in carrying value of redeemable non-controlling interest	—	—	—	—
Income (loss) from continuing operations available to A&B common shareholders	6.9	3.0	29.7	5.3
Income (loss) from discontinued operations available to A&B common shareholders	(0.6)	—	(0.7)	(0.8)
Net income (loss) available to A&B common shareholders	$6.3	$3.0	$29.0	$4.5

The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Denominator for basic EPS - weighted average shares outstanding	72.5	72.4	72.5	72.3
Effect of dilutive securities:
Stock options and restricted stock unit awards	0.2	—	0.1	0.1
Denominator for diluted EPS - weighted average shares outstanding	72.7	72.4	72.6	72.4

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of anti-dilutive securities	—	0.5	—	0.4

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) principally includes amortization of deferred pension and postretirement costs. The components of Accumulated other comprehensive loss, net of taxes, were as follows as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	December 31, 2020
Employee benefit plans:
Pension plans	$(51.7)	$(48.9)
Post-retirement plans	(3.6)	(3.6)
Non-qualified benefit plans	(0.8)	(0.8)
Total employee benefit plans	(56.1)	(53.3)
Interest rate swap	(3.6)	(6.7)
Accumulated other comprehensive income (loss)	$(59.7)	$(60.0)
The changes in Accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2021 were as follows (in millions, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2021	$(53.3)	$(6.7)	$(60.0)
Other comprehensive income (loss) before reclassifications	(4.7)	1.9	(2.8)
Amounts reclassified from accumulated other comprehensive income (loss)[1]	1.9	1.2	3.1
Taxes on other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of taxes	(2.8)	3.1	0.3
Balance, September 30, 2021	$(56.1)	$(3.6)	$(59.7)
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

17.    RELATED PARTY TRANSACTIONS
The Company changed the composition of its reportable segments during the current year, which caused reported amounts (i.e., related party revenue) in the historical period to be reclassified from Land Operations to Materials & Construction. All comparable information for the historical periods has been restated to reflect the impact of these changes. Refer to Note 18 for additional information.
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities (refer to Note 3) and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which the relationship existed, revenues earned from transactions with such affiliates were $2.8 million and $4.1 million for the three months ended September 30, 2021 and 2020, respectively, and $7.5 million and $6.7 million for the nine months ended September 30, 2021, and 2020, respectively. Expenses recognized from transactions with such affiliates were $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $1.1 million for the nine months ended September 30, 2021, and 2020, respectively. Receivables from these affiliates were $1.8 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively. Amounts due to these affiliates were $0.3 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively.
Land Operations. The Company provides materials and services to certain unconsolidated investments in affiliates. The Company also recognizes interest earned on notes receivables from such related parties. Revenues earned from transactions with these affiliates were $0.3 million for the three months ended September 30, 2021 and less than $0.1 million for the three months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, revenues earned from transactions with these affiliates were $1.8 million and $0.5 million, respectively. Receivables from service arrangements with these affiliates were less than $0.1 million as of September 30, 2021 and December 31, 2020. Notes receivable from related parties were held at carrying values of $5.7 million and $9.5 million as of September 30, 2021 and December 31, 2020, respectively, related to a construction loan secured by a mortgage on real property with one of the Company's joint ventures.

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
During the first quarter ended March 31, 2021, the chief operating decision maker began reviewing the segments structure of its internal organization in a manner that caused the composition of its reportable segments to change. Specifically, the change resulted from a reorganization to present the activity and results of operations of Company-owned quarries on the island of Maui (utilized and operated by third parties who pay for such extraction rights under operating agreements), which historically have been included in the results of Land Operations and are now included in the results of Materials & Construction. The corresponding information for all historical periods has been restated and resulted in changes in segment Operating Revenue and Operating Profit (Loss), from Land Operations to Materials & Construction, of $0.3 million during the three months ended September 30, 2020 and $1.5 million during the nine months ended September 30, 2020. The Company continues to maintain its three reportable segments and the changes are reclassifications within these existing segments.
Reportable segment information for the three and nine months ended September 30, 2021 and 2020 is summarized below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenue:
Commercial Real Estate	$44.0	$35.7	$127.2	$113.1
Land Operations[1]	5.4	7.4	38.5	27.5
Materials & Construction[1]	34.9	34.7	88.9	91.9
Total operating revenue	84.3	77.8	254.6	232.5
Operating Profit (Loss):
Commercial Real Estate[2]	19.0	11.0	53.0	37.9
Land Operations[1,3]	1.7	3.1	22.3	11.6
Materials & Construction[1]	(0.3)	1.6	(6.2)	(8.6)
Total operating profit (loss)	20.4	15.7	69.1	40.9
Gain (loss) on disposal of commercial real estate properties, net	—	—	0.2	0.5
Interest expense	(6.5)	(7.1)	(20.2)	(22.7)
Corporate and other expense	(6.8)	(5.4)	(18.9)	(13.8)
Income (Loss) from Continuing Operations Before Income Taxes	$7.1	$3.2	$30.2	$4.9

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

19.    SUBSEQUENT EVENTS
On October 28, 2021, the Company completed the acquisitions of two industrial properties on Oahu for $10.8 million paid in cash. The Company has not completed its initial purchase price allocations.

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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three and nine months ended September 30, 2021 as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three and nine months ended September 30, 2021 as compared to the corresponding period of the preceding fiscal year.
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

Related to its unconsolidated equity method investments in joint venture development projects at Kukui‘ula, the Company continues its evaluation of opportunities to monetize these investments, as well as in conjunction with the joint venture partners, and has entered into an agreement with a third party regarding the sale of certain assets related to these projects, which is expected to close in the fourth quarter. Any potential transaction related to either the investments or the assets within the joint venture projects would be dependent upon a number of external factors that may be beyond the Company's and/or joint venture projects' control, including, among other factors, market conditions, industry trends and the interest of third parties in the Kukui‘ula development projects. In addition, the pending sale of certain project assets is subject to a number of closing conditions. Accordingly, there can be no assurance that any of the options evaluated, including through the pending transaction referred to above will be completed. Further, there can be no assurance that the outcome of the evaluation of strategic alternatives or any potential transaction will result in the Company being able to maintain the carrying value of the Kukui‘ula joint venture development projects.
Termination of certain employee benefit plans
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”), which became effective on May 31, 2021. As a result, the Company has proceeded with the following steps in connection with the termination of the tax-qualified Defined Benefit Plans:
•In April 2021, the Company amended the plan agreements of the Defined Benefit Plans in order to provide for a limited lump-sum window for eligible participants;
•The Company filed the Application for Determination Upon Termination with the Internal Revenue Service ("IRS") in April 2021, and the Company received a favorable determination notice for federal tax purposes from the IRS in July 2021;
•The Company is preparing the appropriate notices and documents to file related to the termination of the Defined Benefit Plans and wind-down with the Pension Benefit Guaranty Corporation (the “PBGC”), the U.S. Department of Labor, the trustee and any other appropriate parties.
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
The Company will recognize a gain/loss upon settlement of the Defined Benefit Plans when the following three criteria have been met: (1) an irrevocable action to terminate the Defined Benefit Plans have occurred, (2) the Company is relieved of the primary responsibility of the Defined Benefit Plans, and (3) the significant risks related to the obligations of the Defined Benefit Plans and the assets used to effect the settlement is eliminated for the Company.
In 2022, upon receiving approval from the IRS and the PBGC and following completion of the limited lump-sum offering, the Company expects to make an additional cash contribution in order to fully fund the Defined Benefit Plans on a plan termination basis, followed by the purchase of annuity contracts to transfer its remaining liabilities under the Defined Benefit Plans. These additional cash contributions are expected to range between $32 million and $47 million. However, the actual amount of this cash contribution requirement will depend upon the nature and timing of participant settlements, interest rates, as well as prevailing market conditions. In addition, the Company expects to recognize pre-tax non-cash pension settlement charges in the range of $80 million to $95 million, related to actuarial losses currently in Accumulated other comprehensive income (loss) in the consolidated balance sheets, upon settlement of the obligations of the Defined Benefit Plans. These charges are currently expected to occur in 2022, with the specific timing and final amounts dependent upon completion of the activities enumerated above.
Coronavirus disease pandemic
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has adversely impacted the global economy and contributed to significant volatility in financial markets. Uncertainty from COVID-19 remains, including the effects on the population, as well as the effectiveness of any responses taken by government authorities and the availability, efficacy and public acceptance of vaccinations and therapeutic treatments for COVID-19. During 2020, the pandemic caused a significant disruption to the Hawai‘i economy and the Company's tenants, which in turn significantly impacted the Company's business.

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
During the three and nine months ended September 30, 2021 and 2020, the reductions (or increases) to revenue that the Company has recorded as result of other relief modifications and other adjustments, as well as those recorded based on its assessments of uncollectable tenant billings were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other relief modifications and other adjustments[1]	$0.5	$2.7	$5.9	$3.5

Tenant collectability assessments and allowance for doubtful accounts
Impact to billed accounts receivable	$0.1	$4.0	$0.2	$8.4
Impact to straight-line lease receivables	—	1.6	0.2	3.8
Total revenue reductions (increases) - tenant collectability assessments	0.1	5.6	0.4	12.2
Provision for allowance for doubtful accounts[2]	(0.2)	0.7	(1.2)	3.4
Total revenue reductions (increases) for assessments and provisions	$(0.1)	$6.3	$(0.8)	$15.6

Total revenue reductions (increases) related to adjustments, assessments and provisions	$0.4	$9.0	$5.1	$19.1
Total revenue reductions (increases) impacting billed accounts receivable only[3]	$0.4	$7.4	$4.9	$15.3

[1] Primarily related to COVID-19, but may include other adjustments (e.g., adjustments due to tenant bankruptcies).
[2] Related to other impacted operating lease receivables.
[3] Excludes the impact to unbilled straight-line lease receivables.

During the nine months ended September 30, 2021, government-mandated restrictions in response to the pandemic, including travel restrictions, quarantine requirements, prohibitions on public gatherings and stay-at-home orders have eased relative to those in place during 2020, which resulted in increased tourism in Hawai‘i. As the local economy has recovered in 2021, the Company experienced higher levels of rent collections and lower net bad debt and cash basis charges for uncollectible rent in its commercial real estate operations for the three and nine months ended September 30, 2021 in relation to the prior year comparable periods. As of October 15, 2021, all of the Company's properties within its CRE portfolio remain open and substantially all of its existing tenants remain open and operating in some capacity. Further, as of October 15, 2021, the CRE portfolio tenants have paid approximately 94% of Q3 2021 contractual rent amounts owed (which includes base rents and recoveries from tenants) and approximately 95% of their year-to-date contractual rent.

Despite the improved financial results during the nine months ended September 30, 2021, the Company's ongoing financial performance, including future rent collections, may be negatively impacted by any surges in COVID-19 and the discovery of new COVID-19 variants or delays in the administration or effectiveness of COVID-19 vaccines. The ultimate extent the recovery will have on the Company and its operations will largely depend on these future developments, including federal, state, and local governments’ responses to additional outbreaks and any implementation of additional restrictions on tenant businesses as a result thereof. Should restrictions be reinstated by various levels of government in their efforts to contain any outbreaks, there is uncertainty and unpredictability as to the severity of economic disruption and resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and spending.
The Company’s financial results for the nine months ended September 30, 2021 were significantly impacted by the COVID-19 pandemic. As such, the comparability of the Company’s results of operations for the nine months ended September 30, 2021 to future periods may be limited.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Financial results - Third quarter of 2021 compared with 2020

(amounts in millions, except percentage data and per share data; unaudited)	Three Months Ended September 30,		2021 vs 2020
	2021	2020	$	%
Operating revenue	$84.3	$77.8	$6.5	8.4%
Cost of operations	(60.6)	(66.6)	6.0	(9.0)%
Selling, general and administrative	(12.6)	(11.7)	(0.9)	7.7%
Gain (loss) on disposal of assets, net	—	9.0	(9.0)	NM
Operating income (loss)	11.1	8.5	2.6	30.6%
Income (loss) related to joint ventures	2.7	2.2	0.5	22.7%
Interest and other income (expense), net	(0.2)	(0.4)	0.2	(50.0)%
Interest expense	(6.5)	(7.1)	0.6	(8.5)%
Income (loss) from continuing operations	7.1	3.2	3.9	121.9%
Discontinued operations (net of income taxes)	(0.6)	—	(0.6)	NM
Net income (loss)	6.5	3.2	3.3	103.1%
(Income) loss attributable to noncontrolling interest	(0.1)	(0.2)	0.1	(50.0)%
Net income (loss) attributable to A&B	$6.4	$3.0	$3.4	113.3%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.10	$0.04	$0.06	150.0%
Basic earnings (loss) per share - discontinued operations	(0.01)	0.00	(0.01)	NM
	$0.09	$0.04	$0.05	125.0%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.10	$0.04	$0.06	150.0%
Diluted earnings (loss) per share - discontinued operations	(0.01)	0.00	(0.01)	NM
	$0.09	$0.04	$0.05	125.0%

Continuing operations available to A&B common shareholders	$6.9	$3.0	$3.9	130.0%
Discontinued operations available to A&B common shareholders	(0.6)	—	(0.6)	NM
Net income (loss) available to A&B common shareholders	$6.3	$3.0	$3.3	110.0%

Funds From Operations ("FFO")[1]	$15.5	$12.5	$3.0	24.0%
Core FFO[1]	$17.9	$11.6	$6.3	54.3%

FFO per diluted share	$0.21	$0.17	$0.04	23.5%
Core FFO per diluted share	$0.25	$0.16	$0.09	56.3%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.7	72.4

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 37.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the third quarter ended September 30, 2021 increased 8.4%, or $6.5 million, to $84.3 million, due primarily to higher revenues from the Commercial Real Estate segment, partially offset by lower revenues from the Land Operations segment.

Cost of operations for the third quarter ended September 30, 2021 decreased 9.0%, or $6.0 million, to $60.6 million, due primarily to a decrease in costs incurred by the Land Operations segment, partially offset by higher costs incurred by the Commercial Real Estate and Materials & Construction segments.
Selling, general and administrative for the third quarter ended September 30, 2021 increased 7.7%, or $0.9 million, to $12.6 million, primarily due to higher personnel-related expenses and professional service fees resulting from the pension termination process and debt refinancing, partially offset by lower costs incurred in the Commercial Real Estate, Land Operations and Materials & Construction segments.
Gain (loss) on disposal of assets, net of $9.0 million for the third quarter ended September 30, 2020 was primarily driven by the consummation of the sale of assets related to the Company's solar power facility in Port Allen on Kauai.

Financial results - First Nine Months of 2021 compared with 2020

(amounts in millions, except percentage data and per share data; unaudited)	Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$	%
Operating revenue	$254.6	$232.5	$22.1	9.5%
Cost of operations	(178.6)	(179.0)	0.4	(0.2)%
Selling, general and administrative	(37.2)	(34.5)	(2.7)	7.8%
Impairment of assets	—	(5.6)	5.6	(100.0)%
Gain (loss) on disposal of assets, net	0.4	9.5	(9.1)	(95.8)%
Operating income (loss)	39.2	22.9	16.3	71.2%
Income (loss) related to joint ventures	12.2	5.3	6.9	130.2%
Interest and other income (expense), net	(1.0)	(0.6)	(0.4)	66.7%
Interest expense	(20.2)	(22.7)	2.5	(11.0)%
Income tax benefit (expense)	(0.1)	—	(0.1)	NM
Income (loss) from continuing operations	30.1	4.9	25.2	514.3%
Discontinued operations (net of income taxes)	(0.7)	(0.8)	0.1	(12.5)%
Net income (loss)	29.4	4.1	25.3	617.1%
(Income) loss attributable to noncontrolling interest	(0.3)	0.4	(0.7)	(175.0)%
Net income (loss) attributable to A&B	$29.1	$4.5	$24.6	546.7%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.41	$0.07	$0.34	485.7%
Basic earnings (loss) per share - discontinued operations	(0.01)	(0.01)	—	—%
	$0.40	$0.06	$0.34	566.7%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.41	$0.07	$0.34	485.7%
Diluted earnings (loss) per share - discontinued operations	(0.01)	(0.01)	—	—%
	$0.40	$0.06	$0.34	566.7%

Continuing operations available to A&B common shareholders	$29.7	$5.3	$24.4	460.4%
Discontinued operations available to A&B common shareholders	(0.7)	(0.8)	0.1	(12.5)%
Net income (loss) available to A&B common shareholders	$29.0	$4.5	$24.5	544.4%

Funds From Operations ("FFO")[1]	$57.0	$34.3	$22.7	66.2%
Core FFO[1]	$51.9	$43.0	$8.9	20.7%

FFO per diluted share	$0.79	$0.47	$0.32	68.1%
Core FFO per diluted share	$0.71	$0.59	$0.12	20.3%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.6	72.4

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 37.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the nine months ended September 30, 2021 increased 9.5%, or $22.1 million, to $254.6 million, primarily due to higher revenues from the Commercial Real Estate and Land Operations segments, partially offset by lower revenue from the Materials & Construction segment.

Cost of operations for the nine months ended September 30, 2021 decreased 0.2% or 0.4 million, to $178.6 million, primarily due to decreases in costs incurred by the Commercial Real Estate and Land Operations segments, partially offset by an increase in costs incurred by the Materials & Construction segment.
Selling, general and administrative for the nine months ended September 30, 2021 increased 7.8%, or $2.7 million, to $37.2 million, due primarily to higher corporate personnel-related expenses and professional service fees, partially offset by lower costs incurred in the Commercial Real Estate, Land Operations and Materials & Construction segments.
Gain (loss) on disposal of assets, net of $0.4 million for the nine months ended September 30, 2021 was primarily driven by the sale of residual, non-core land parcels on Maui. Gain (loss) on disposal of assets, net of $9.5 million for the nine months ended September 30, 2020 was primarily driven by the consummation of the sale of assets related to the Company's solar power facility in Port Allen on Kauai.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - Third quarter of 2021 compared with 2020
Results of operations for the third quarter ended September 30, 2021 and 2020 were as follows:

(amounts in millions, except percentage data and acres; unaudited)	Three Months Ended September 30,		2021 vs 2020
	2021	2020	$	%
Commercial Real Estate operating revenue	$44.0	$35.7	$8.3	23.2%
Commercial Real Estate operating costs and expenses	(24.1)	(23.5)	(0.6)	2.6%
Selling, general and administrative	(1.6)	(1.7)	0.1	(5.9)%
Intersegment operating revenue, net[1]	0.3	0.5	(0.2)	(40.0)%
Interest and other income (expense), net	0.4	—	0.4	NM
Commercial Real Estate operating profit (loss)	$19.0	$11.0	$8.0	72.7%
Operating profit (loss) margin	43.2%	30.8%

Net Operating Income ("NOI")[2]	$28.1	$21.6	$6.5	30.2%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$27.4	$21.1	$6.3	29.7%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	—	—%
Ground leases (acres at end of period)	146.0	153.7	(7.7)	(5.0)%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of a non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 37.
Commercial Real Estate operating revenue increased 23.2% or $8.3 million, to $44.0 million for the third quarter ended September 30, 2021, as compared to the third quarter ended September 30, 2020. Operating profit increased 72.7%, or $8.0 million, to $19.0 million for the third quarter ended September 30, 2021, as compared to the third quarter ended September 30, 2020. The increase in operating revenue and operating profit from the prior year is due primarily to lower reductions to revenue related to uncollectible tenant billings and other rent relief modifications provided to tenants as a result of rent collections (total net revenue reduction of $0.4 million during the third quarter ended September 30, 2021, as compared to $9.0 million during the comparable prior period, inclusive of unbilled straight-line lease receivables). Operating costs and expenses for the quarter ended September 30, 2021 increased by $0.6 million as compared to the prior year due primarily to higher property operating costs as a result of increased traffic at our properties and tenants' increasing operations.

Financial results - First Nine Months of 2021 compared with 2020
Operating results for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, were as follows:

	Nine Months Ended September 30,		2021 vs. 2020
(amounts in millions, except percentage data; unaudited)	2021	2020	$	%
Commercial Real Estate operating revenue	$127.2	$113.1	$14.1	12.5%
Commercial Real Estate operating costs and expenses	(71.0)	(71.8)	0.8	(1.1)%
Selling, general and administrative	(4.8)	(5.6)	0.8	(14.3)%
Intersegment operating revenue, net[1]	1.0	1.9	(0.9)	(47.4)%
Interest and other income (expense), net	0.6	0.3	0.3	100.0%
Commercial Real Estate operating profit (loss)	$53.0	$37.9	$15.1	39.8%
Operating profit (loss) margin	41.7%	33.5%

Net Operating Income ("NOI")[2]	$81.9	$72.7		12.7%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$79.9	$71.0		12.5%
[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 37.
Commercial Real Estate operating revenue increased 12.5% or $14.1 million, to $127.2 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Operating profit increased 39.8%, or $15.1 million, to $53.0 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in operating revenue and operating profit from the prior year is primarily driven by lower reductions to revenue related to uncollectible tenant billings and other rent relief modifications provided to tenants as a result of rent collections (totals of $5.1 million during the nine months ended September 30, 2021, as compared to $19.1 million during the comparable prior period, inclusive of unbilled straight-line lease receivables). Operating costs and expenses for the nine months ended September 30, 2021 decreased by $0.8 million due primarily to lower lease origination amortization charges, partially offset by higher property taxes.

Commercial Real Estate portfolio acquisitions and dispositions
There were no acquisitions of CRE improved properties or ground lease interests in land during the three and nine months ended September 30, 2021.
During the nine months ended September 30, 2021, the Company had the following disposition related to a parcel of land (which was subject to a ground lease in the CRE segment) that was sold in conjunction with a larger, non-core asset sale in the Land Operations segment (dollars in millions):

Dispositions
Property	Location	Date (Month/Year)	Sales Price	GLA (SF)
Residual Maui land	Maui, HI	2/21	$0.3	N/A
Leasing activity
During the third quarter ended September 30, 2021, the Company signed 34 new leases and 46 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 220,700 square feet of GLA. The 34 new leases consist of 90,900 square feet with an average annual base rent of $27.16 per-square-foot. Of the 34 new leases, ten leases with a total GLA of 47,700 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these ten leases, resulted in an 8.7% average base rent increase over comparable expiring leases. The 46 renewal leases consist of 129,800 square feet with an average annual base rent of $26.56 per square foot. Of the 46 renewal leases, 36 leases with a total GLA of 81,100 square feet were considered comparable and resulted in a 0.2% average base rent decrease over comparable expiring leases.
Leasing activity summarized by asset class for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Leases	GLA	ABR/SF	Rent Spread[1]	Leases	GLA	ABR/SF	Rent Spread[1]
Retail	56	91,436	$40.52	1.2%	141	244,423	$37.66	5.1%
Industrial	20	123,610	$15.84	5.5%	54	226,808	$14.82	3.9%
Office	4	5,646	$44.78	(4.7)%	11	16,883	$34.77	(0.8)%
[1] Rent spread is calculated as percentage change in ABR in the first year of a signed lease relative to the ABR in the last year of the prior lease for comparable leases, a subset of the total population of leases for the period presented (described above).

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

The Company's improved portfolio occupancy metrics as of September 30, 2021 and 2020 were as follows:

	As of	As of	Basis Point Change
	September 30, 2021	September 30, 2020
Leased Occupancy	94.6%	94.2%	40
Physical Occupancy	94.0%	93.5%	50
Economic Occupancy	92.0%	92.9%	(90)

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of September 30, 2021 and 2020 were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	September 30, 2021	September 30, 2020
Retail	93.2%	92.4%	80
Industrial	98.0%	97.8%	20
Office	90.2%	92.3%	(210)
Total Improved Portfolio	94.6%	94.2%	40

Economic Occupancy
	As of	As of	Basis Point Change
	September 30, 2021	September 30, 2020
Retail	89.5%	90.5%	(100)
Industrial	97.4%	97.8%	(40)
Office	89.3%	92.3%	(300)
Total Improved Portfolio	92.0%	92.9%	(90)

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	September 30, 2021	September 30, 2020
Retail	93.1%	92.4%	70
Industrial	98.0%	97.8%	20
Office	90.2%	92.3%	(210)
Total Improved Portfolio	94.6%	94.2%	40

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	September 30, 2021	September 30, 2020
Retail	89.6%	90.5%	(90)
Industrial	97.4%	97.8%	(40)
Office	89.3%	92.3%	(300)
Total Improved Portfolio	92.1%	92.9%	(80)
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
Financial results - Third quarter of 2021 compared with 2020
Results of operations for the third quarter ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(amounts in millions; unaudited)	2021	2020
Development sales revenue	$—	$2.0
Unimproved/other property sales revenue	0.6	—
Other operating revenue[1]	4.8	5.4
Total Land Operations operating revenue[2]	5.4	7.4
Land Operations operating costs and expenses[3]	(4.6)	(12.9)
Selling, general and administrative	(0.9)	(1.3)
Gain (loss) on disposal of assets, net	—	8.9
Earnings (loss) from joint ventures	2.4	1.3
Interest and other income (expense), net	(0.6)	(0.3)
Total Land Operations operating profit (loss)[2]	$1.7	$3.1

[1] Other operating revenue includes legacy land licensing and leasing, trucking service, and renewable energy.
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
Third quarter of 2021: Land Operations revenue during the third quarter ended September 30, 2021 was $5.4 million, primarily consisting of revenue related to the Company's legacy business activities in the Land Operations segment (primarily legacy land licensing and leasing, trucking service, and renewable energy), as well as sales of unimproved land parcels on the islands of Kauai and Maui.
Land Operations operating profit of $1.7 million during the third quarter ended September 30, 2021 was primarily composed of the margins from the legacy land licensing and leasing, and trucking services. Earnings from joint ventures of $2.4 million during the third quarter ended September 30, 2021 was primarily driven by unit sales at the Kukui‘ula joint venture projects (discussion of cash distributed to the Company from the joint venture projects is included in the Liquidity and Capital Resources section below).
Third quarter of 2020: Operating revenue was $7.4 million and included the sales of two development parcels at Maui Business Park. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment (e.g., legacy land licensing and leasing, trucking service, and renewable energy).
Further, during the third quarter ended September 30, 2020, the Company executed a purchase and sale agreement and consummated the sale of assets related to its solar power facility in Port Allen on Kauai for purchase consideration (measured at the date of disposal) of approximately $17.1 million. In connection with the sale, the Company recorded a gain on disposal of approximately $8.9 million.
Land Operations operating profit of $3.1 million during the third quarter ended September 30, 2020 was due primarily to the margins realized for the sales activity previously described, as well as profits generated from the operations of the segment's other legacy business activities.

Financial Results - First Nine Months of 2021 compared with 2020

	Nine Months Ended September 30,
(amounts in millions; unaudited)	2021	2020
Development sales revenue	$11.2	$7.9
Unimproved/other property sales revenue	11.9	3.7
Other operating revenue[1]	15.4	15.9
Total Land Operations operating revenue[2]	38.5	27.5
Land Operations operating costs and expenses[3]	(23.4)	(24.0)
Selling, general and administrative	(2.8)	(3.6)
Gain (loss) on disposal of assets, net	0.1	8.9
Earnings (loss) from joint ventures	11.3	3.6
Interest and other income (expense), net	(1.4)	(0.8)
Total Land Operations operating profit (loss)[2]	$22.3	$11.6
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
First nine months of 2021: Land Operations revenue during the nine months ended September 30, 2021 was $38.5 million and included the sale of development parcels at Maui Business Park, as well as unimproved and other land sales on the islands of Kauai and Maui. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (primarily trucking service and renewable energy).
Land Operations operating profit of $22.3 million during the nine months ended September 30, 2021 was composed of the margins on the sales noted above, as well as profits generated from the operations of the segment's other legacy business activities. Earnings from joint ventures of $11.3 million during the nine months ended September 30, 2021 was primarily driven by profitable closings at the Kukui‘ula joint venture projects in the period (discussion of cash distributed to the Company from the joint venture projects is included below).
First nine months of 2020: Land Operations revenue was $27.5 million and included the sales of development parcels at Maui Business Park and unimproved land sales on the islands of Kauai and Maui. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment (e.g., trucking service, renewable energy, and diversified agribusiness operations).
Operating profit of $11.6 million during the nine months ended September 30, 2020 was composed of the margins on the sales noted above, as well as profits generated from the operations of the segment's other legacy business activities. Other drivers of operating profit during the period included favorable outcomes for contingent liabilities recorded as part of the sale of agricultural land on Maui in 2018 that were resolved in 2020.

Materials & Construction
Financial results - Third quarter of 2021 compared with 2020
Results of operations for the third quarter ended September 30, 2021 and 2020 were as follows:

(dollars in millions; unaudited)	Three Months Ended September 30,		2021 vs 2020
	2021	2020	$	%
Materials & Construction
Operating revenue[1]	$34.9	$34.7	$0.2	0.6%
Operating costs and expenses	(31.8)	(30.2)	(1.6)	5.3%
Selling, general and administrative	(3.5)	(3.6)	0.1	(2.8)%
Intersegment operating charges, net[2]	(0.1)	(0.3)	0.2	(66.7)%
Gain (loss) on disposal of assets, net	—	0.1	(0.1)	NM
Income (loss) related to joint ventures	0.2	0.8	(0.6)	(75.0)%
Interest and other income (expense), net	—	0.1	(0.1)	NM
Materials & Construction operating profit (loss)[1]	$(0.3)	$1.6	$(1.9)	(118.8)%
Operating margin percentage	(0.9)%	4.6%
Depreciation and amortization	$2.6	$2.8	$(0.2)	(7.1)%
Backlog at period end[3]	$193.5	$114.0	$79.5	69.7%

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
[3] Backlog represents the total amount of revenue that Grace Pacific, Maui Paving, LLC and Goodfellow Grace Pacific A J.V. expect to realize on contracts awarded. Both Maui Paving and Goodfellow Grace Pacific are a 50-percent-owned unconsolidated affiliates. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products and services. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months, or longer, for large paving contracts and contracts performed in phases. This amount includes opportunity backlog consisting of contracts in which Grace Pacific has been confirmed to be the lowest bidder at the time of this disclosure (such amounts were $85.2 million and $57.4 million as of September 30, 2021 and 2020, respectively). Circumstances outside the Company's control such as procurement or technical protests, and/or changes in the availability of project funding, among others, may arise that prevent the finalization of such contracts. Maui Paving's backlog as of September 30, 2021 and 2020 was $12.8 million and $7.3 million, respectively. Goodfellow Grace Pacific's backlog as of September 30, 2021 was $24.2 million. There was no backlog related to Goodfellow Grace Pacific as of September 30, 2020.

Materials & Construction revenue was $34.9 million for the third quarter ended September 30, 2021, compared to $34.7 million for the third quarter ended September 30, 2020. Operating loss was $0.3 million for the third quarter ended September 30, 2021, compared to operating profit of $1.6 million for the third quarter ended September 30, 2020. During the quarter ended September 30, 2021, the segment operating loss was due primarily to lower paving volumes and margins, partially offset by higher quarry volumes and margins. During the quarter ended September 30, 2020, the segment operating profit was primarily driven by positive results from Grace paving operations.
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
As of September 30, 2021 and 2020, backlog was $193.5 million and $114.0 million, respectively. The increase in backlog from September 30, 2020 to September 30, 2021 was primarily driven by an increase in the amount of marketed bid opportunities won by the Grace Pacific.

Financial Results - First Nine Months of 2021 compared with 2020

(dollars in millions, tons delivered in thousands; unaudited)	Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	Change
Materials & Construction
Operating revenue[1]	$88.9	$91.9	$(3.0)	(3.3)%
Operating costs and expenses	(84.2)	(83.4)	(0.8)	1.0%
Selling, general and administrative	(11.3)	(12.0)	0.7	(5.8)%
Intersegment operating charges, net[2]	(0.7)	(1.6)	0.9	(56.3)%
Impairment of assets	—	(5.6)	5.6	(100.0)%
Gain (loss) on disposal of assets, net	0.1	0.1	—	—%
Income (loss) related to joint ventures	0.9	1.7	(0.8)	(47.1)%
Interest and other income (expense), net	0.1	0.3	(0.2)	(66.7)%
Materials & Construction operating profit (loss)[1]	$(6.2)	$(8.6)	$2.4	(27.9)%
Operating margin percentage	(7.0)%	(9.4)%
Impairment of assets	$—	$5.6	$(5.6)	(100.0)%
Depreciation and amortization	$8.1	$8.2	$(0.1)	(1.2)%

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
Materials & Construction revenue was $88.9 million for the nine months ended September 30, 2021, compared to $91.9 million for the nine months ended September 30, 2020. Operating loss was $6.2 million for the nine months ended September 30, 2021, compared to operating loss of $8.6 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the segment operating loss was primarily driven by low paving volumes due to project delays and government agency contracting decisions. During the nine months ended September 30, 2020, the segment operating loss of $8.6 million was primarily driven by the write-down of $5.6 million (based on fair value less cost to sell) related to GPRM, a formerly-held subsidiary of Grace Pacific, that was recorded in advance of the sale and disposal consummated at the close of the quarter ended June 30, 2020. The remaining operating loss was primarily due to the impact of low paving volumes due in part to project delays and the impact of COVID-19 (including travel restrictions and resource availability for projects on neighboring islands).
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
Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the three and nine months ended September 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) available to A&B common shareholders	$6.3	$3.0	$29.0	$4.5
Depreciation and amortization of commercial real estate properties	9.2	9.5	28.2	30.3
Gain on the disposal of commercial real estate properties, net	—	—	(0.2)	(0.5)
FFO	$15.5	$12.5	$57.0	$34.3
Exclude items not related to core business:
Land Operations Operating (Profit)	(1.7)	(3.1)	(22.3)	(11.6)
Materials & Construction Operating (Profit) Loss	0.3	(1.6)	6.2	8.6
Loss from discontinued operations	0.6	—	0.7	0.8
Income (loss) attributable to noncontrolling interest	0.1	0.2	0.3	(0.4)
Income tax expense (benefit)	—	—	0.1	—
Non-core business interest expense	3.1	3.6	9.9	11.3
Core FFO	$17.9	$11.6	$51.9	$43.0
Reconciliations of Core FFO starting from CRE operating profit for the three and nine months ended September 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
CRE Operating Profit	$19.0	$11.0	$53.0	$37.9
Depreciation and amortization of commercial real estate properties	9.2	9.5	28.2	30.3
Corporate and other expense	(6.8)	(5.4)	(18.9)	(13.8)
Core business interest expense	(3.5)	(3.5)	(10.4)	(11.4)
Core FFO	$17.9	$11.6	$51.9	$43.0
Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three and nine months ended September 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial Real Estate Operating Profit (Loss)	$19.0	$11.0	$53.0	$37.9
Plus: Depreciation and amortization	9.2	9.5	28.2	30.3
Less: Straight-line lease adjustments	(1.1)	0.6	(2.9)	1.1
Less: Favorable/(unfavorable) lease amortization	(0.1)	(0.1)	(0.5)	(0.8)
Less: Termination income	(0.1)	(1.1)	(0.1)	(1.1)
Plus: Other (income)/expense, net	(0.4)	—	(0.6)	(0.3)
Plus: Selling, general, administrative and other expenses	1.6	1.7	4.8	5.6
Commercial Real Estate NOI	28.1	21.6	81.9	72.7
Less: NOI from acquisitions, dispositions, and other adjustments	(0.7)	(0.5)	(2.0)	(1.7)
Same-Store NOI	$27.4	$21.1	$79.9	$71.0

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from September 30, 2021) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its various credit facilities. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures; shareholder distributions; and working capital needs.
As discussed in Note 6 in this report, the Company amended its revolving credit facility in August 2021, increasing the total revolving commitments to $500 million and extending the term of the facilities to 2025. As of September 30, 2021, there have otherwise been no material changes in the Company's ability to generate and obtain adequate amounts of cash to meet its business requirements and plans in the short-term and long-term from the end of the preceding fiscal year ended December 31, 2020.
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
As of September 30, 2021, there have been no material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2020. Refer to Note 6, Note 11 and Note 13 in this report for further discussion.
As noted above, regarding the approved plan to effect the termination of the Defined Benefit Plans, in 2022, after receiving approval from the IRS and the PBGC and following completion of the limited lump-sum offering, the Company expects to make an additional cash contribution in order to fully fund the Defined Benefit Plans on a plan termination basis, followed by the purchase of annuity contracts to transfer its remaining liabilities under the Defined Benefit Plans. These additional cash contributions are expected to range between $32 million and $47 million. However, the actual amount of this cash contribution requirement will depend upon the nature and timing of participant settlements, interest rates, as well as prevailing market conditions.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2020 Form 10-K. As of September 30, 2021, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2020. Refer to Note 8 in this report for further discussion.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been cash flows provided by operations, which were $67.2 million for the nine months ended September 30, 2021, primarily driven in the current year by cash generated from the Commercial Real Estate segment (the Company's core business). Total cash flows provided by operations increased as compared to the prior year comparable period ($37.2 million for the nine months ended September 30, 2020) primarily due to the aforementioned higher cash collections generated from the Commercial Real Estate segment, as well as higher cash flows provided by operations from the Land Operations and Materials & Construction segments. Total cash flows in future periods, may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy.

The Company's other primary sources of liquidity includes its cash on-hand of $26.5 million as of September 30, 2021 and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from September 30, 2021), as well as long-term basis. On August 31, 2021, the Company amended the existing $450.0 million committed revolving credit facility, which increased the total revolving commitments to $500.0 million, extended the term of the facilities to August 2025, and includes two six-month extension options. In addition, there were favorable amendments to certain covenants and reductions to the interest rates and fees charged. With respect to the revolving credit facility for general A&B purposes, as of September 30, 2021, the Company had $142.0 million of borrowings outstanding, $1.1 million letters of credit issued against and $356.9 million of available capacity on such revolving credit facility (which currently has a term through August 29, 2025 plus two six-month optional extensions).
On August 13, 2021, the Company entered into an equity distribution agreement, or ATM Agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. As of September 30, 2021, we have sold no shares under the at-the-market offering program. As of September 30, 2021, the Company has capitalized $0.2 million of stock issuance fees that were incurred in conjunction with this offering. We have no obligation to sell the shares available for sale under the at-the-market offering program.
Other sources of liquidity for the Company include trade receivables, contracts retention, and inventories (excluding parts, materials and supplies), totaling $45.2 million at September 30, 2021. As of September 30, 2021, there were no material changes to the Company's other primary sources of liquidity from the end of the preceding fiscal year ended December 31, 2020.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Net cash provided by investing activities was $13.9 million for the nine months ended September 30, 2021, as compared to net cash provided by investing activities of $20.5 million for the nine months ended September 30, 2020. Net cash provided by investing activities during the nine months ended September 30, 2021 was primarily driven by $40.2 million in distributions from the Company's land development joint ventures, including $34.3 million in distributions from its Kukui‘ula joint venture projects. The nine months ended September 30, 2020 included cash proceeds from the disposal of property, investments and other assets of $27.1 million (which was primarily driven by the consummation of sales related to the Company's solar power facility in Port Allen on Kauai and also its former GPRM subsidiary), and cash returns of $11.1 million received from investments in affiliates and other investments.
Cash used in investing activities during the period is primarily composed of capital expenditures. During the nine months ended September 30, 2021 the Company had capital expenditures for property, plant and equipment of $26.1 million. As it relates to the CRE segment (i.e., its core business), the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods for all segments were as follows:

	Nine Months Ended September 30,
(dollars in millions; unaudited)	2021	2020	Change
CRE property acquisitions, development and redevelopment	$14.3	$8.1	76.5%
Building/area improvements (Maintenance Capital Expenditures)	5.2	3.8	36.8%
Tenant space improvements (Maintenance Capital Expenditures)	1.9	2.1	(9.5)%
Quarrying and paving	2.8	2.6	7.7%
Agribusiness and other	1.9	1.1	72.7%
Total capital expenditures[1]	$26.1	$17.7	47.5%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Given the uncertainty around the duration and economic impact of the COVID-19 pandemic, the Company did not project capital expenditures for 2021 related to any of its segments. However, for the nine months ended September 30, 2021, capital expenditures related to property acquisitions, development and redevelopment and building/area improvements and tenant space improvements exceeded expenditures for the twelve months ended December 31, 2020.
Net cash flows used in financing activities was $111.8 million for the nine months ended September 30, 2021, as compared to net cash provided by financing activities for the nine months ended September 30, 2020 of $44.2 million. The change in cash flows from financing activities in 2021 as compared to 2020 was due primarily to the prior year impacts of the COVID-19 pandemic in which the Company drew $120.0 million on its credit facility as a safeguard and suspended the second and third quarter dividends. During the nine months ended September 30, 2020, the Company's net cash outlays related to financing activities were due primarily to its net borrowings of notes payable and other debt and deferred financing costs of $59.0 million, as well as cash dividend payments totaling $13.8 million. During the nine months ended September 30, 2021, the Company's net cash outlays related to financing activities were due primarily to its net repayments of notes payable and other debt and deferred financing costs of $64.2 million, as well as cash dividend payments totaling $46.5 million.
Other capital resource matters
The Company frequently utilizes §1031 and §1033 of the Internal Revenue Code of 1986, as amended (the "Code"), to obtain tax-deferral treatment when qualifying real estate assets are sold or become subject to involuntary conversion and the resulting proceeds are reinvested in replacement properties within the required time period. Proceeds from potential tax-deferred sales under §1031 of the Code are held in escrow (and presented as part of Restricted cash on the consolidated balance sheets) pending future reinvestment or are returned to the Company for general use if eligibility for tax-deferral treatment based on the required time period lapses. The proceeds from involuntary conversions under §1033 of the Code are held by the Company until the funds are redeployed.
During the nine months ended September 30, 2021, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. Further, during the nine months ended September 30, 2021, there were no acquisitions utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions.
As of September 30, 2021, there are no amounts from tax-deferred sales that are available for use and have not been reinvested under §1031 of the Code. As of September 30, 2021, the Company holds approximately $14.3 million from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code.
Trends, events and uncertainties
As noted above, the COVID-19 pandemic adversely impacted the global economy; contributed to significant volatility in financial markets; and continued uncertainty of the resulting economic impact remains. This uncertainty includes the potential need for additional capital resources to maintain the business in the event of a widespread decline of cash receipts from CRE tenants and/or cash flow from other businesses as a result of a deterioration in the Hawaii economy due to the Covid-19 pandemic.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of September 30, 2021.

Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its various credit facilities will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from September 30, 2021) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective.
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
In February 2020, the Company's Board of Directors authorized the Company to repurchase up to $150 million of its common stock beginning on February 25, 2020 and ending on December 31, 2021. In October 2021, the Company's Board of Directors reauthorized the Company to repurchase up to $150 million of its common stock beginning on January 1, 2022 and ending on December 31, 2023. There were no purchases or repurchases of equity securities made by or on behalf of the Company in 2021 or 2020 under such plan.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.

ITEM 6. EXHIBITS
EXHIBIT INDEX
10. Material Contracts
10.1    Alexander & Baldwin, Inc. Executive Severance Plan, Amended and Restated as of January 1, 2022.
10.2    Third Amended and Restated Credit Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin Investments, LLC, A&B II, LLC, Grace Pacific LLC, Bank of America N.A., First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, dated August 31, 2021.
10.3    Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated August 31, 2021.
10.4    Note Purchase and Private Shelf Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC., and certain affiliates of AIG Asset Management (U.S.), LLC, dated December 20, 2017.
10.5    Second Amendment to Note Purchase and Private Shelf Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC., and certain affiliates of AIG Asset Management (U.S.), LLC, dated August 31, 2021.
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
95    Mine Safety Disclosure.
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

November 5, 2021	By: /s/ Brett A. Brown
Brett A. Brown
Executive Vice President and Chief Financial Officer

November 5, 2021	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President, Chief Accounting Officer and Controller