Form 10-K
period 2021-12-31
Alexander & Baldwin, Inc.
filed 2022-02-25
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of such Common Stock, as of the last business day of the most recently completed second fiscal quarter June 30, 2021: $1,328,506,842
Number of shares of Common Stock outstanding as of latest practicable date (February 11, 2022): 72,680,364
Documents Incorporated By Reference
Portions of Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders (Part III of Form 10-K)
1

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2021
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
As of December 31, 2021, the Company's commercial real estate portfolio resides entirely in Hawai‘i and consists of 22 retail centers, 11 industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area ("GLA"), as well as 143.4 acres of land under ground leases. In total (inclusive of its commercial real estate portfolio), the Company owns over 26,000 acres of land in Hawai‘i, primarily conservation- and agriculture-zoned, but also urban-zoned.
The Company operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:
•Commercial Real Estate ("CRE") - This segment functions as a vertically integrated commercial real estate company with core competencies in investments and acquisitions (i.e., identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); and in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships). The Company's preferred asset classes include improved retail and industrial properties and urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i communities. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.
•Land Operations - This segment includes the Company's legacy assets and landholdings that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, income/loss from real estate joint ventures, hydroelectric energy and other legacy business activities.
•Materials & Construction ("M&C") - This segment operates one of Hawai‘i's largest asphalt paving contractors and is one of the state's largest natural materials and infrastructure construction companies, primarily conducting business through its wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i. The M&C segment also includes the Company-owned quarry land on Maui, as well as the Company’s unconsolidated joint venture interest in materials companies.
Of the Company's total consolidated assets as of December 31, 2021, 79.8% are within the CRE segment, 6.4% are within Land Operations and 9.5% are within Materials & Construction (with the remainder unallocated and used for corporate purposes). Additional information about the Company's business segments is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, included in Part II, Item 7 and Item 8 of this report, respectively.

The Company's strategy is principally focused on:
•Increasing recurring income streams by leveraging several sources of Commercial Real Estate portfolio growth including:
◦Effective leasing and property management;
◦Repositioning and redevelopment of existing assets;
◦Ground-up development of new assets; and
◦Acquisitions of new assets using the Company's balance sheet, equity or tax-deferred exchange funds from land/property sales.
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
•Streamlining the Company’s operations as simplification is achieved and reducing exposure to legacy obligations.
Key strategic activities and initiatives by segment are discussed below.
Commercial Real Estate strategy
The Company's commercial real estate strategy focuses on Hawai‘i, where it benefits from its broad experience base, deep relationships and strong reputation in the islands. These attributes, and a geographic focus in Hawai‘i, uniquely position the Company to create value through the acquisition, development, redevelopment and management of commercial real estate in the state. The Company believes the Hawai‘i market offers high value opportunities for the Company to pursue attractive growth and position itself for long-term stability given its geographic location, high barriers to entry and lack of commercially-entitled lands and comparatively low square footage per capita of strip-retail gross leasable area on Oahu. Based on these factors, the Company believes the Hawai‘i retail market compares favorably with other top-tier retail markets in the U.S. Similarly, given the severe shortage of industrial land supply in Hawai‘i, industrial market rents and per-square-foot values generally exceed those achieved in other U.S. markets, making Hawai‘i a high-performing industrial market. In addition, the Hawai‘i commercial real estate market has been historically supported by the state's tourism industry (fueled by Hawai‘i's unique brand and appeal), as well as consistently high levels of government spending due to Hawai‘i's strategic defense location between the continental U.S. and Asia. Therefore, the Company has strategically concentrated its assets in Hawai‘i, where management is best able to enhance portfolio performance and create value.
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
The Company also owns land that is not designated for development (e.g., agricultural lands, conservation/watershed lands). Consistent with its simplification strategy, the Company is pursuing monetization of these assets. When timely monetization, is not feasible, the Company continues to employ these landholdings at their highest and best use through legacy business activities.
Materials & Construction strategy
Activities in the Materials & Construction segment are conducted primarily through the Company's consolidated subsidiary, Grace Pacific, a diversified and vertically integrated construction materials and hot mix asphalt paving contractor with operations throughout the Hawaiian Islands. Grace Pacific, through consolidated subsidiaries, including GP Roadway Solutions, offers a variety of related for-sale and for-rent services, including road safety, maintenance, and specialty construction services. Grace Pacific also holds a 50% interest in an unconsolidated affiliate, Maui Paving, LLC ("Maui Paving"), which operates primarily on the island of Maui and Molokai, and a 50% interest in an unconsolidated affiliate, Goodfellow Grace Pacific A J.V. ("GGP"), which was established to perform a project on the island of Lanai.
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
Financing strategy
The Company values a strong balance sheet with levels of debt and repayment schedules that would enable it to protect its ownership of assets through market cycles and to provide capital for opportunities to invest at attractive risk-adjusted returns. Following an increase in debt due to the 2018 REIT special distribution, which was required to facilitate the REIT conversion, the Company pursued debt reduction through non-core asset monetization and cash flows from operating activities, and has achieved debt ratios consistent with its long-term objectives.
To maintain this desired balance sheet posture, the Company intends to:
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
The Company is also subject to a number of tax regulations that could materially impact its financial condition and results of operations. For example, the Company frequently utilizes §1031 of the Internal Revenue Code of 1986, as amended (the "Code"), to obtain tax-deferral treatment when qualifying real estate assets are sold and the resulting proceeds are reinvested in replacement properties within the required time period. This may occur when the Company sells bulk parcels of land in Hawai‘i or commercial properties in Hawai‘i, many of which may have a lower tax basis. Failure to comply with, or a repeal of, or adverse amendment to, §1031 of the Code could impose significant additional costs on the Company in the event of a future transaction with an associated gain.

Human Capital Resources
As of December 31, 2021, the Company and its subsidiaries had 611 regular full-time employees, as compared to 618 regular full-time employees in the prior year. At the end of 2021, the Company's Materials & Construction segment employed 443 regular full-time employees. Approximately 48% of the Company's employees are covered by collective bargaining agreements with unions.

The 15 bargaining unit employees at Kahului Trucking & Storage, Inc. ("KT&S") are covered by a collective bargaining agreement with the International Longshore and Warehouse Union ("ILWU") that expires on March 31, 2022. There are two collective bargaining agreements with 15 A&B Fleet Services employees on the Big Island and Kauai, represented by the ILWU. The Big Island agreement expires on August 31, 2024, and the Kauai agreement expires on August 31, 2023.
A collective bargaining agreement with the International Union of Operating Engineers AFL-CIO, Local Union 3 (“IUOE”) covers 133 of Grace’s employees, who are primarily classified as heavy-duty equipment operators, paving construction site workers, quarry workers, truck drivers and mechanics. The agreement expires on August 31, 2024.

Collective bargaining agreements with Laborers International Union of North America Local 368 (“Laborers”) cover 124 Grace employees. The traffic and rentals Laborers’ agreement expires on August 31, 2024 and the Laborers' agreement with fence, guardrail and sign installation workers expires on September 30, 2024.

A collective bargaining agreement with the Hawai`i Regional Council of Carpenters, United Brotherhood of Carpenters and Joiners of America, and its Affiliated Local Unions and General Contractors Labor Association and the Building Industry Labor Association of Hawai‘i (“Carpenters”) cover seven Grace employees. The Carpenters agreement expires on August 31, 2024.

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
Learning and development
The Company provides meaningful learning and development opportunities for its employees; it has a wide variety of formal and informal training programs available and provides professional development stipends to be used towards qualified workshops, conferences, forums and classes. The Company also offers a tuition reimbursement program that is available to employees wishing to obtain a qualified higher education degree.
Company culture - engagement, diversity and inclusion
The Company strives to keep its employees engaged by communicating regularly through various channels, including town halls, an employee intranet, employee newsletters and email updates. It also conducts a confidential, annual employee survey to better understand employee perspectives on topics including employee experience, workplace culture, employee engagement and the direction and leadership of the Company. Results of the survey are reviewed carefully by senior leadership and have resulted in specific actions, including increased recognition programs and the development of the Company’s vision, mission and values statements.
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
Community involvement
The Company has a long history of giving back to the community and believes that this commitment helps in its efforts to attract and retain employees. Further, the Company supports its employees' investments in their communities through its matching gifts program (which matches its employees' personal gifts with Company contributions to eligible community non-profit organizations up to a total of $2,000); through its volunteer initiatives (which offers employees paid time off for employee community service, as well as cash grants to such eligible organizations); and through corporate sponsorship of charities supported by its employees.
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
•Although we intend to market and sell non-strategic assets, many of the assets are relatively illiquid, and it may not be possible to dispose of such assets in a timely manner or on favorable terms, which could delay our strategic agenda and/or adversely affect our financial condition, operating results, cash flows and may result in additional non-cash impairment charges.
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
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20%, exclusive of the 3.8% investment tax surcharge. Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividends. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, for taxable years that begin before January 1, 2026, shareholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT, subject to certain limitations.
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
With respect to our Commercial Real Estate segment, the pandemic and related governmental restrictions have adversely impacted, and could continue to adversely impact, our tenants' operations and financial condition, as governmental instructions and restrictions regarding safe practices and travel to the State have reduced customer foot traffic and has also caused certain of our tenants to close their brick-and-mortar stores and spaces. Our rental revenue and operating results depend significantly on the occupancy levels at our properties, the level of business activity of our tenants and the consequent ability of our tenants to meet their rent and other obligations to us. Tenants that experience deteriorating financial conditions due to the pandemic may be unwilling or unable to pay rent in full, on a timely basis, or pay any amount of rent. Certain of our tenants may incur significant costs or losses responding to the pandemic, lose business due to any interruption in the operations of our properties, or incur other losses or liabilities related to shelter-in-place orders, quarantines, infection or other related factors. Federal, state, local and industry-initiated efforts also may limit our ability to collect rent or enforce remedies for the failure to pay rent. In addition, the deterioration of economic conditions as a result of the pandemic may decrease occupancy levels and rents across our portfolio as tenants reduce or defer their spending, which could adversely affect the value of our properties. With respect to our Land Operations segment, declines in Hawai‘i tourism, the impact of varying travel and other restrictions in the islands and other ramifications of COVID-19 has impacted and may continue to impact the timing and ability to close sales transactions involving developed and undeveloped land. And with respect to our Materials & Construction Segment, any resulting slowdown or delays in, or work stoppages or workforce disruptions relating to, infrastructure and other projects could reduce the revenues and profits from our materials and construction businesses.
The extent and duration of the economic disruption due to the COVID-19 pandemic remains uncertain. Further deterioration of economic conditions may adversely impact or destabilize the lending, capital and other financial markets. Consequently, our access to capital and other sources of funding may become constrained, which could adversely affect the availability and terms of future borrowings, renewals, or the refinancing of our debt.
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
Although we intend to market and sell non-strategic assets, many of the assets are relatively illiquid, and it may not be possible to dispose of such assets in a timely manner or on favorable terms, which could delay our strategic agenda and/or adversely affect our financial condition, operating results, cash flows and may result in additional non-cash impairment charges.
Our ability to dispose of non-strategic assets on advantageous terms, including pricing, depends on factors beyond our control, including but not limited to, competition from other sellers, insufficient infrastructure capacity or availability (e.g., water, sewer and roads) for real estate assets, the availability of attractive financing for potential buyers and market conditions. As a result, we may be unable to realize our strategy to simplify through dispositions, we may be unable to do so on advantageous terms, or we may not be able to execute the strategy in a timely manner, which could adversely affect our financial condition, operating results and/or cash flows and may result in additional non-cash impairment charges.
In addition, many of the non-strategic assets are relatively illiquid. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, we may record additional non-cash impairment charges and/or realize significantly less than the value at which we have previously recorded such assets.
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
We may need to amend certain agreements related to financial instruments and agree upon a benchmark replacement index with the bank and, as a result, the interest rate on our financial instruments may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses and increased volatility in markets for instruments that currently rely on LIBOR. Although the full impact of such reforms and actions together with any transition away from LIBOR remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
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
We are subject to federal, state and local laws and regulations, including government rate, land use, environmental, climate-related and tax regulations. Noncompliance with, or changes to, the laws and regulations governing our business could impose significant additional costs on us and adversely affect our financial condition and results of operations. For example, the real estate segments are subject to numerous federal, state and local laws and regulations, which, if changed or not complied with, may adversely affect our business. We frequently utilize §1031 of the Code to defer taxes when selling qualifying real estate and reinvesting the proceeds in replacement properties. This often occurs when we sell bulk parcels of land in Hawai‘i or commercial properties in Hawai‘i, all of which typically have a very low tax basis. A repeal of, or adverse amendment to, §1031 of the Code could impose significant additional costs on us. We are subject to Occupational Safety and Health Administration regulations; Environmental Protection Agency regulations; and state and county permits related to our operations. The Materials & Construction segment is additionally subject to Mine Safety and Health Administration regulations.
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
Further, in response to the COVID-19 pandemic, we have transitioned a significant subset of our employees to a remote work environment, which may exacerbate certain risks to our businesses, including an increased demand for information technology resources, increased risk of cybersecurity attacks and increased risk of unauthorized dissemination of proprietary or confidential information.
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
Our Commercial Real Estate and Land Operations segments are vulnerable to natural disasters, such as hurricanes, earthquakes, tsunamis, floods, sea level rise, fires, tornadoes and unusually heavy or prolonged rain, which could cause personal injury and loss of life. In addition, natural disasters could damage our real estate holdings, which could result in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, and could have an adverse effect on our ability to develop, lease and sell properties. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of, owning or developing our properties.
Drought, greater than normal rainfall, hurricanes, earthquakes, tsunamis, floods, sea level rise, fires, other natural disasters, agricultural pestilence, or negligence or intentional malfeasance by individuals, may also adversely impact the conditions of the land and thereby harming the prospects for the Land Operations segment, including our renewable energy operations, and our land infrastructure and facilities, including dams and reservoirs.
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
Impairment in the carrying value of long-lived assets could negatively affect our operating results.
We have a significant amount of long-lived assets on our consolidated balance sheet and have recorded non-cash impairment charges in the past. Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record additional non-cash impairment charges. Events and conditions that could result in further impairment in the value of our long-lived assets include changes in the industries in which we operate, particularly the impact of a downturn in the global or Hawai‘i economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.
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
Water availability also is critical to the successful implementation of farming plans on those lands purchased from us by Mahi Pono Holdings LLC ("Mahi Pono") in conjunction with our sale of certain agricultural landholdings on Maui (the "Agricultural Land Sale"). As described in our public filings associated with that sale, as well as Note 13 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, if Mahi Pono is unable to secure sufficient water to support the agricultural plans for which it purchased the lands, this could trigger certain financial obligations.
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
We may be unsuccessful in identifying or completing any strategic alternative of our Materials & Construction segment or, if we are successful, any such strategic alternative may be less than our carrying value, which may result in additional non-cash impairment charges.
Our pursuit of strategic alternatives for our Materials & Construction businesses, either together as a group or individually, may not result in the identification or consummation of any transaction(s) or may not be on terms that are favorable to us. The process of pursuing strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition, and results of operations could be adversely affected and may result in additional non-cash impairment charges. Any potential transactions, and the related valuations, would be dependent upon a number of factors that may be beyond our control, including, among others, market conditions, industry trends, the interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms. Identification of a single buyer for the Materials & Construction segment as a whole, due to its size, may be difficult, while selling the Materials & Construction businesses separately may result in unforeseen consequences, which may result in the Company being unable to recover its carrying value of the Materials & Construction businesses or related disposal group. In addition, acceleration of the timing of a potential transaction may result in additional non-cash impairment charges.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. DESCRIPTION OF PROPERTIES BY SEGMENT
Commercial Real Estate

Asset classes
The Company owns and operates a portfolio of improved properties within three asset classes in Hawai‘i (retail, industrial and office). The following table presents a summary of GLA square footage ("SF") by the improved property asset class as of December 31, 2021:

Current GLA (SF)
Retail	2,500,000
Industrial	1,246,300
Office	143,300
Total	3,889,600
As noted above, the Company also owns 143.4 acres of land under urban ground leases in Hawai‘i as of December 31, 2021.

Improved properties
Most of the Company's improved retail, industrial and office properties are located on Oahu and Maui, with a smaller number of holdings on Kauai and Hawai‘i (island). The occupancy for the improved properties portfolio (i.e., the percentage of square footage leased and commenced to gross leasable space at the end of the period reported, "Leased Occupancy") was 94.3% as of December 31, 2021 and 2020. For properties in the portfolio, the Company presents annualized base rent ("ABR") for each of its improved properties on a total and per-square-foot ("PSF") basis; ABR is calculated by multiplying the current month's contractual base rent by twelve.

As of December 31, 2021, the Company's commercial real estate improved property assets were as follows (dollars in thousands, except PSF data):

	Property		Island	Year Built/ Renovated	Current GLA (SF)	Leased/Economic Occupancy		ABR	ABR PSF
	Retail:
1	Pearl Highlands Center		Oahu	1992-1994	411,400	99.8%	95.3%	$10,528	$26.86
2	Kailua Retail		Oahu	1947-2014	326,200	96.1%	94.6%	11,056	36.10
3	Laulani Village		Oahu	2012	175,800	96.6%	96.6%	6,542	38.56
4	Waianae Mall		Oahu	1975	170,800	94.6%	82.9%	3,317	23.65
5	Manoa Marketplace		Oahu	1977	142,900	90.6%	87.2%	4,240	34.23
6	Queens' MarketPlace		Hawai‘i Island	2007	134,000	85.4%	83.5%	3,517	39.08
7	Kaneohe Bay Shopping Center (Leasehold)		Oahu	1971	125,400	98.6%	96.6%	3,125	25.80
8	Hokulei Village		Kauai	2015	119,200	99.2%	99.2%	4,301	36.39
9	Pu‘unene Shopping Center		Maui	2017	118,000	70.9%	68.1%	3,885	48.35
10	Waipio Shopping Center		Oahu	1986, 2004	113,800	100.0%	99.3%	3,426	30.31
11	Aikahi Park Shopping Center		Oahu	1971	97,500	92.4%	91.7%	3,011	33.63
12	Lanihau Marketplace		Hawai‘i Island	1987	88,300	97.1%	93.8%	1,587	19.16
13	The Shops at Kukui‘ula		Kauai	2009	85,900	89.5%	80.7%	2,608	45.48
14	Ho‘okele Shopping Center	(1)	Maui	2019	71,400	96.1%	88.0%	2,503	39.84
15	Kunia Shopping Center		Oahu	2004	60,600	98.3%	93.9%	2,017	39.88
16	Waipouli Town Center		Kauai	1980	56,600	35.0%	35.0%	430	21.73
17	Lau Hala Shops		Oahu	2018	46,300	100.0%	100.0%	2,400	51.87
18	Kahului Shopping Center		Maui	1951	45,900	93.7%	93.7%	725	16.85
19	Napili Plaza		Maui	1991	45,600	87.1%	83.9%	1,148	31.00
20	Gateway at Mililani Mauka		Oahu	2008, 2013	34,900	95.4%	87.7%	1,802	58.93
21	Port Allen Marina Center		Kauai	2002	23,600	96.0%	96.0%	645	28.52
22	The Collection		Oahu	2017	5,900	72.9%	72.9%	249	57.91
	Subtotal – Retail				2,500,000	93.1%	89.9%	$73,062	$33.19
	Industrial:
23	Komohana Industrial Park		Oahu	1990	238,300	100.0%	100.0%	$3,392	$14.24
24	Kaka‘ako Commerce Center		Oahu	1969	201,900	93.3%	93.3%	2,758	14.64
25	Waipio Industrial		Oahu	1988-1989	158,400	100.0%	100.0%	2,586	16.33
26	Opule Industrial		Oahu	2005-2006, 2018	151,500	100.0%	100.0%	2,462	16.25
27	P&L Warehouse		Maui	1970	104,100	100.0%	100.0%	1,569	15.07
28	Kapolei Enterprise Center		Oahu	2019	93,000	100.0%	100.0%	1,580	16.98
29	Honokohau Industrial		Hawai‘i Island	2004-2006, 2008	86,500	98.0%	98.0%	1,237	14.60
30	Kailua Industrial/Other		Oahu	1951-1974	69,000	92.1%	92.1%	1,170	18.86
31	Port Allen		Kauai	1983, 1993	64,600	84.8%	84.8%	615	12.00
32	Harbor Industrial		Maui	1930	51,100	86.7%	86.7%	545	12.31
33	Kahai Street Industrial	(1)	Oahu	1973	27,900	100.0%	100.0%	333	11.94
	Subtotal – Industrial				1,246,300	97.0%	97.0%	$18,247	$15.16
	Office:
34	Kahului Office Building		Maui	1974	59,100	91.3%	89.7%	$1,565	$29.50
35	Gateway at Mililani Mauka South		Oahu	1992, 2006	37,100	97.8%	97.8%	1,679	46.23
36	Kahului Office Center		Maui	1991	33,400	85.7%	82.0%	747	27.25
37	Lono Center		Maui	1973	13,700	89.5%	89.5%	341	27.89
	Subtotal – Office				143,300	91.5%	90.0%	$4,332	$33.58
	Total – Hawai‘i Improved Portfolio				3,889,600	94.3%	92.2%	$95,641	$27.06

(1) Property is currently not included in the same-store ("Same-Store") pool, which management uses in the calculation of certain non-GAAP metrics at an improved property or ground lease level. Refer to page 42 for a discussion of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures.

Ground leases
The Company's portfolio of commercial ground leases at December 31, 2021 was as follows (dollars in thousands):

	Property Name (1)		Location (City, Island)	Acres	Property Type	Exp. Year	Current ABR
1	Owner/Operator		Kapolei, Oahu	36.4	Industrial	2025	$3,110
2	Windward City Shopping Center		Kaneohe, Oahu	15.4	Retail	2035	2,800
3	Owner/Operator		Honolulu, Oahu	9.0	Retail	2045	2,075
4	Kaimuki Shopping Center		Honolulu, Oahu	2.8	Retail	2040	1,728
5	S&F Industrial		Pu'unene, Maui	52.0	Heavy Industrial	2059	1,275
6	Owner/Operator		Kaneohe, Oahu	3.7	Retail	2048	990
7	Windward Town and Country Plaza I		Kailua, Oahu	3.4	Retail	2062	753
8	Windward Town and Country Plaza II		Kailua, Oahu	2.2	Retail	2062	485
9	Owner/Operator		Kailua, Oahu	1.9	Retail	2034	450
10	Owner/Operator		Honolulu, Oahu	0.5	Retail	2028	366
11	Owner/Operator		Honolulu, Oahu	0.5	Parking	2023	339
12	Owner/Operator	(2)(3)	Honolulu, Oahu	0.7	Industrial	—	296
13	Owner/Operator		Kahului, Maui	0.8	Retail	2026	257
14	Seven-Eleven Kailua Center		Kailua, Oahu	0.9	Retail	2033	253
15	Owner/Operator		Kailua, Oahu	1.2	Retail	2022	237
16	Owner/Operator		Kahului, Maui	0.8	Industrial	2025	218
17	Pali Palms Plaza		Kailua, Oahu	3.3	Office	2037	200
18	Owner/Operator		Kahului, Maui	0.5	Retail	2029	184
19	Owner/Operator		Kailua, Oahu	0.4	Retail	2022	166
20	Owner/Operator		Kahului, Maui	0.4	Retail	2027	158
	Remainder		Various	6.6	Various	Various	1,137
	Total - Ground Leases			143.4			$17,477

(1) Excludes intercompany ground leases, which are eliminated in the consolidated results of operations.
(2) Ground lease is currently not included in the Same-Store pool, which management uses in the calculation of certain non-GAAP metrics at an improved property or ground lease level. Refer to page 42 for a discussion of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures.

(3) Represents the acquisition of 228 Kalihi Street in October 2021.
Land Operations
The Company's Land Operations segment seeks to manage and monetize the Company's legacy, non-commercial real estate landholdings and assets.

Landholdings
At December 31, 2021, the Company owned 24,404 acres related to its Land Operations segment as follows:

Type	Kauai	Maui	Oahu	Total Acres
Land used in other operations	—	21	3	24
Urban land, not in active development/use
Urban Developable, with full or partial infrastructure	2	116	—	118
Urban Developable, with limited or no infrastructure	29	81	—	110
Urban Other	1	17	—	18
Subtotal - Urban land, not in active development/use	32	214	—	246
Agriculture-related
Agriculture/Other	6,152	4,296	75	10,523
Urban entitlement process	260	—	—	260
Conservation & preservation	12,487	355	509	13,351
Subtotal - Agriculture-related	18,899	4,651	584	24,134
Total Land Operations Landholdings	18,931	4,886	587	24,404

Active development-for-sale projects
As of December 31, 2021, the Company's Land Operations segment has one remaining, active development-for-sale project, which encompasses light industrial lots located in Kahului, Maui. The Company significantly reduced the number of active development-for-sale projects in recent years in connection with its efforts to monetize non-core assets and to simplify the business.
The following is a summary of the Company’s active real estate development-for-sale portfolio as of December 31, 2021:

						(in millions)
Project	Location	Product Type	Est. Economic Interest	Planned Units or Saleable Acres	Units/ Acres Closed	Est. Total Project/ Investment Cost	A&B Gross Investment (Life to Date)
Maui Business Park (Phase II)	Kahului, Maui	Light industrial lots	100%	116.7	59.3	$89	$65
Maui Business Park: Maui Business Park (Phase II) (“MBP II”) represents the second phase of the Company's Maui Business Park project in Kahului, Maui. MBP II is zoned for light industrial, retail and office use. During the year ended December 31, 2021, the Company successfully closed on the sale of 9.2 acres at Maui Business Park Phase II.
Renewable energy
The Company is directly involved in the renewable energy field and has been a clean energy producer for over 115 years. Through its history, the Company has produced renewable energy through hydroelectric facilities on Kauai, operated by its wholly-owned subsidiary, McBryde Resources, Inc. (“McBryde”). In connection with its strategy to simplify its business, during the quarter ended September 30, 2020, the Company sold its solar power facility in Port Allen on Kauai to an independent operator of renewable energy facilities in Hawai‘i.
During the year ended December 31, 2021, McBryde produced 25,723 megawatt-hours ("MWH") of hydroelectric power (compared to 26,283 MWH in 2020). To the extent it is not used in A&B-related operations, McBryde sells electricity to Kauai Island Utility Cooperative (“KIUC”). Hydroelectric power sales in 2021 amounted to 19,069 MWH (compared to 20,107 MWH in 2020). Solar power sales in 2020 amounted to 9,215 prior to the sale of the Company's solar power facility.

Materials & Construction
Grace Pacific owns 542 acres in Makakilo, Oahu, approximately 200 acres of which are used for its quarrying operations. Approximately 910,000 and 635,000 tons of rock were delivered by Grace Pacific in 2021 and 2020, respectively The operation of the quarry is governed by special and conditional use permits, which allow Grace Pacific to extract aggregate through 2032. The Materials & Construction segment also includes land holdings that are licensed to third-party operators for quarrying operations, including 651 acres on Maui and 264 acres on Molokai.
Grace Pacific owns and operates on- and off-highway rolling stock, which consist of heavy-duty trucks, passenger vehicles and various road paving, quarrying and operations equipment. Additionally, Grace Pacific owns and operates non-rolling stock items used in its operations, such as generators, transit tankers, light towers, message boards and nuclear gauges. The Materials & Construction segment has six rock crushing plants and five asphaltic concrete plants (two on Oahu, one on Kauai, one on Lanai, and one on Hawai‘i (island)).
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of Alexander & Baldwin, Inc. ("A&B" or the "Company") is listed on the New York Stock Exchange under the ticker symbol ALEX. As of February 11, 2022, there were approximately 1,893 shareholders of record. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of the Company's common stock.
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
Securities authorized for issuance under equity compensation plans at December 31, 2021, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)[1]
Equity compensation plans approved by security holders	0	$0.00	965,840
1 Under the 2012 Incentive Compensation Plan, 965,840 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.

The graph below compares the cumulative total return on the Company’s common stock with that of the Standard & Poor's 500 Stock Index (“S&P 500”) and two industry peer group indices, FTSE Nareit All Equity REITs and FTSE Nareit Equity Shopping Centers, from December 31, 2016 through December 31, 2021. The stock price performance graph assumes that an investor invested $100 in each of the Company and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company's shares of common stock.

TOTAL RETURN PERFORMANCE
Alexander & Baldwin, Inc.
S&P 500
FTSE Nareit All Equity REITs
FTSE Nareit Equity Shopping Centers
$250
$225
$200
$175
$150
$125
$100
$75
$50
12/16
12/17
12/18
12/19
12/20
12/21

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
There were no unregistered equity securities sold by the Company during 2021.

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
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Amounts in the MD&A section are rounded to the nearest tenth of a million. Accordingly, a recalculation of totals and percentages, if based on the reported data, may be slightly different.

Business Overview
Reportable segments
The Company operates three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:
•Commercial Real Estate ("CRE") - This segment functions as a vertically integrated commercial real estate company with core competencies in investments and acquisitions (i.e., identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); and in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships). The Company's preferred asset classes include improved retail and industrial properties and urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i communities. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.
•Land Operations - This segment includes the Company's legacy assets and landholdings that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, income/loss from real estate joint ventures, hydroelectric energy and other legacy business activities.
•Materials & Construction ("M&C") - This segment operates one of Hawai‘i's largest asphalt paving contractors and is one of the state's largest natural materials and infrastructure construction companies, primarily conducting business through its wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i. The M&C segment also includes the Company-owned quarry land on Maui, as well as the Company’s unconsolidated joint venture interest in materials companies.
Simplification strategy
As a result of its conversion to a REIT and consequent de-emphasis of non-REIT operating businesses, the Company has pursued the simplification of its business, which includes ongoing efforts to accelerate the monetization of its non-commercial real estate assets, including its Materials & Construction businesses.
During the second quarter of 2020, the Company sold its interest in GP/RM Prestress, LLC ("GPRM"), which was a consolidated joint venture of Grace Pacific and is a provider of precast/prestressed concrete products and services. In connection with this sale and disposal, the Company recognized a write-down of $5.6 million (based on fair value less cost to sell) related to GPRM which was included in Impairment of assets in the consolidated statements of operations in the year ended December 31, 2020.
The Company is evaluating strategic alternatives in order to monetize and dispose of the remaining Materials & Construction businesses, either together as a group or individually. However, the outcome, including the timing, of the strategic exploration process is not certain, as any potential transaction related to the Materials & Construction businesses would be dependent upon a number of external factors that may be beyond the Company's control, including, among other factors, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. Accordingly, there can be no assurance that any of the options evaluated will be pursued or completed. Further, there can be no assurance that the outcome of the evaluation of strategic alternatives or any potential transaction or transactions will result in the Company being able to recover the carrying value of the Materials & Construction businesses or related disposal group.
Related to the Land Operations segment, the Company completed real estate sales involving approximately 1,800 acres of land holdings on Maui and Kauai for $41.3 million, and also closed on the sale of nine Maui Business Park II lots for $16.0 million during the year ended December 31, 2021. In addition, in November 2021, the Company capitalized on the historically high demand for Hawai‘i real estate when its joint venture projects Kukui`ula Development Company (Hawaii) LLC, Kukui`ula Web IP LLC, and Lodge IP LLC (collectively, "KDCH") completed the sale of substantially all of their assets to a third party for $183.5 million. The Company received cash distributions of $113.4 million and recognized joint venture income of $5.5 million related to the transaction. The carrying value of the Company's investment in KDCH is zero as of December 31, 2021. This substantially completed the Company's goal to monetize its unconsolidated equity method investments in joint venture development projects at Kukui'ula.
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
The Company expects to make cash contributions in 2022 in order to fully fund the Defined Benefit Plans on a plan termination basis, and the Defined Benefit Plans will be settled upon completion of lump sum distributions and purchase of annuity contracts. These additional cash contributions are expected to range between $34 million and $48 million. However, the actual amount of this cash contribution requirement will depend upon the nature and timing of participant settlements, interest rates, as well as prevailing market conditions. In addition, the Company expects to recognize pre-tax non-cash pension settlement charges in the range of $80 million to $95 million, related to actuarial losses currently in Accumulated other comprehensive income (loss) in the consolidated balance sheets, upon settlement of the obligations of the Defined Benefit Plans. These charges are currently expected to occur in 2022, with the specific timing and final amounts dependent upon completion of the activities enumerated above.

Coronavirus disease
COVID-19 has adversely impacted the global economy and contributed to significant volatility in financial markets and uncertainty still remains. During 2020, the pandemic resulted in severe, government-imposed restrictions on business activities and travel to/from Hawai‘i that significantly disrupted the local economy, including the Company's tenants and the Company's business. During 2021, Hawaii's government-imposed restrictions moderated, resulting in increased, domestic tourism and enabling an economic recovery. However, economic uncertainty and volatility resulting from the pandemic continued to persist throughout 2021, including depressed international tourism, global supply chain disruptions, labor shortages and turnover, and more recently, rising inflation. The ultimate extent of the impact that the COVID-19 pandemic will have on the Company's business, financial condition, results of operations and liquidity and capital resources may continue to be impacted by unpredictable future developments.
As a result of financial hardships from the COVID-19 pandemic, certain tenants sought rent relief from the Company, which has been provided in the form of rent deferrals (varying in terms of applicable months covered and the repayment period) or other relief modifications, including modifying the nature of rent payments from fixed to variable (i.e., variable based on a percentage of the tenant's sales, typically subject to a minimum "floor" amount) or, in some cases, payment forgiveness.

Additionally, during the year ended December 31, 2021, the Company estimated a higher amount of uncollectable tenant billings due to COVID-19, pursuant to which the reductions or increases in revenue the Company recorded as a result of such assessments were as follows (in millions):

	2021	2020
Other relief modifications and other adjustments[1]	$7.5	$6.4

Tenant collectability assessments and allowance for doubtful accounts
Impact to billed accounts receivable	(1.3)	10.6
Impact to straight-line lease receivables	0.1	4.8
Total revenue reductions (increases) - tenant collectability assessments	(1.2)	15.4
Provision for allowance for doubtful accounts	(1.7)	3.6
Total revenue reductions (increases) for assessments and provisions	(2.9)	19.0
Total revenue reductions (increases) related to adjustments, assessments and provisions	$4.6	$25.4
Total revenue reductions (increases) impacting billed accounts receivable only[2]	$4.5	$20.6

[1] Primarily related to COVID-19, but may include other adjustments (e.g., adjustments due to tenant bankruptcies).
[2] Excludes the impact to unbilled straight-line receivables.
The Company’s financial results for the year ended December 31, 2020, were significantly impacted by COVID-19 resulting in fluctuations in operating profit and its non-GAAP performance measures. As such, the comparability of the Company’s results of operations for the year ended December 31, 2020 to past and future periods may be significantly impacted by the effects of COVID-19.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and related notes thereto.

			2021 vs 2020
(amounts in millions, except percentage data and per share data)	2021	2020	$	%
Operating revenue	$379.3	$305.3	$74.0	24.2%
Cost of operations	(254.1)	(233.5)	(20.6)	(8.8)%
Selling, general and administrative	(51.9)	(46.1)	(5.8)	(12.6)%
Impairment of assets	(26.1)	(5.6)	(20.5)	4X
Gain (loss) on disposal of assets, net	3.0	9.6	(6.6)	(68.8)%
Operating income (loss)	50.2	29.7	20.5	69.0
Income (loss) related to joint ventures	17.5	5.9	11.6	196.6%
Impairment of equity method investment	(2.9)	—	(2.9)	—%
Interest and other income (expense), net	(1.6)	0.3	(1.9)	NM
Interest expense	(26.3)	(30.3)	4.0	13.2%
Income tax benefit (expense)	—	0.4	(0.4)	(100.0)%
Income (loss) from continuing operations	36.9	6.0	30.9	5X
Discontinued operations (net of income taxes)	(1.1)	(0.8)	(0.3)	(37.5)%
Net income (loss)	35.8	5.2	30.6	6X
(Income) loss attributable to noncontrolling interest	(0.4)	0.4	(0.8)	NM
Net income (loss) attributable to A&B	$35.4	$5.6	$29.8	5X

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.50	$0.09	$0.41	5X
Basic earnings (loss) per share - discontinued operations	(0.02)	(0.01)	(0.01)	(100.0)%
	$0.48	$0.08	$0.40	5X
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.50	$0.09	$0.41	5X
Diluted earnings (loss) per share - discontinued operations	(0.02)	(0.01)	(0.01)	(100.0)%
	$0.48	$0.08	$0.40	5X

Continuing operations available to A&B common shareholders	$36.2	$6.3	$29.9	5X
Discontinued operations available to A&B common shareholders	(1.1)	(0.8)	(0.3)	(37.5)%
Net income (loss) available to A&B common shareholders	$35.1	$5.5	$29.6	5X

Funds From Operations ("FFO")[1]	$70.0	$45.1	$24.9	55.2%
Core FFO[1]	$69.4	$55.2	$14.2	25.7%

FFO per diluted share	$0.96	$0.62	$0.34	54.8%
Core FFO per diluted share	$0.96	$0.76	$0.20	26.3%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.6	72.4

[1] For definitions of capitalized terms and a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 42.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the consolidated statements of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for 2021 increased 24.2%, or $74.0 million, to $379.3 million due primarily to higher revenues from the Land Operations and Commercial Real Estate segments.
Cost of operations for 2021 increased 8.8%, or $20.6 million, to $254.1 million, due primarily to higher costs from the Materials & Construction and Land Operations segments.

Selling, general and administrative costs for 2021 increased 12.6%, or $5.8 million, to $51.9 million primarily due to higher Corporate overhead costs, partially offset by lower costs incurred in the Land Operations and Commercial Real Estate segments. Corporate overhead costs increased from the prior period primarily due to higher performance-based incentive compensation costs and expenses incurred in 2021 related to the Company's implementation of a new enterprise resource planning system.
Impairment of assets of $26.1 million during 2021 related to the Company's Materials & Construction segment. During the fourth quarter of 2021, the Company recorded impairment charges related to Grace Pacific's paving and roadway solutions operations as a result of the Company's review and analysis of strategic alternatives that have resulted in downward revisions of management’s forecasts on future projected earnings and cash flows. During 2020, the Company recorded impairment of $5.6 million in connection with the disposition of GPRM in the quarter ended June 30, 2020.
Gain (loss) on disposal of assets, net of $3.0 million for 2021 was primarily related to the sale of residual land on Maui that was part of the Company's Commercial Real Estate segment. The $9.6 million gain on disposal of assets, net during 2020, was primarily driven by the consummation of the sale of assets related to the Company's solar power facility in Port Allen on Kauai that was part of the Company's Land Operations segment.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results
Results of operations for the years ended December 31, 2021 and 2020 were as follows:

			2021 vs 2020
(amounts in millions, except percentage data and acres; unaudited)	2021	2020	$	%
Commercial Real Estate operating revenue	$173.2	$150.0	$23.2	15.5%
Commercial Real Estate operating costs and expenses	(96.0)	(95.6)	(0.4)	(0.4)%
Selling, general and administrative	(6.5)	(7.5)	1.0	13.3%
Intersegment operating revenue, net[1]	1.3	2.0	(0.7)	(35.0)%
Interest and other income (expense), net	0.6	0.9	(0.3)	(33.3)%
Commercial Real Estate operating profit (loss)	$72.6	$49.8	$22.8	45.8%
Operating profit (loss) margin	41.9%	33.2%

Net Operating Income ("NOI")[2]	$110.7	$94.3	$16.4	17.4%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$107.8	$91.9	$15.9	17.3%
Gross Leasable Area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	—	—%
Ground leases (acres at end of period)	143.4	153.8	(10.4)	(6.8)%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 42.
Commercial Real Estate operating revenue increased 15.5% or $23.2 million, to $173.2 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Operating profit increased 45.8%, or $22.8 million, to $72.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in each of Commercial Real Estate operating revenue and operating profit for the year ended December 31, 2021 largely reflects improved performance due primarily to lower, net bad debt and cash-basis charges as a result of rent collections and recoveries of previously reserved A/R balances. During the year ended December 31, 2021, the Company recorded reductions to revenue of $4.6 million related to collectability assessments of tenant billings, as compared to $25.4 million for the year ended December 31, 2020. The Commercial Real Estate segment also benefited from the positive impacts to revenue and operating profit of redevelopment/new development projects commencing operations. Operating costs and expenses remained relatively flat, increasing slightly by 0.4% or $0.4 million to $96.0 million for the year ended December 31, 2021.
Commercial Real Estate portfolio acquisitions and dispositions
During the year ended December 31, 2021, the Company's acquisitions of commercial real estate properties were as follows (dollars in millions):

Acquisitions
Property	Location	Date (Month/Year)	Purchase Price	GLA (SF)
228 Kalihi Street	Oahu, HI	10/21	$4.4	N/A
Kahai Street Industrial	Oahu, HI	10/21	$6.4	27,900

During the year ended December 31, 2021, the Company had the following dispositions of two land parcels that were subject to immaterial ground leases in the CRE segment (dollars in millions):

Dispositions
Property	Location	Date (Month/Year)	Purchase Price	GLA (SF)
Residual Maui land	Maui, HI	2/21	$0.3	N/A
Residual Maui land	Maui, HI	11/21	$2.7	N/A
Leasing activity
In the year ended December 31, 2021, the Company signed 95 new leases and 176 renewal leases for its improved properties across its three asset classes, covering 650,600 square feet of GLA. The 95 new leases consist of 210,300 square feet with an average annual base rent of $27.24 per-square-foot. Of the 95 new leases, 29 leases with a total GLA of 73,600 square feet were considered comparable (i.e., leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 29 leases, resulted in a 9.3% average base rent increase over comparable expiring leases. The 176 renewal leases consist of 440,300 square feet with an average annual base rent of $27.79 per square foot. Of the 176 renewal leases, 111 leases with a total GLA of 286,400 were considered comparable and resulted in a 3.7% average base rent increase over comparable expiring leases.
Leasing activity summarized by asset class for the year ended December 31, 2021 was as follows:

	Year Ended December 31, 2021
	Leases	GLA	ABR/SF	Rent Spread[1]
Retail	185	310,263	$38.93	5.2%
Industrial	68	304,191	$14.99	4.1%
Office	18	36,141	$36.62	3.0%
1 Rent spread is calculated for comparable leases, a subset of the total population of leases for the period presented (described above).
Occupancy
The Company reports three types of occupancy: "Leased Occupancy," "Physical Occupancy," and "Economic Occupancy."

The Leased Occupancy percentage calculates the square footage leased (i.e., the space has been committed to by a lessee under a signed lease agreement) as a percentage of total available improved property square footage as of the end of the period reported.

The Physical Occupancy percentage calculates the square footage leased and commenced (i.e., measured when the lessee has physical access to the space) as a percentage of total available improved property square footage at the end of the period reported.

The Economic Occupancy percentage calculates the square footage under leases for which the lessee is contractually obligated to make lease-related payments (i.e., subsequent to the rent commencement date) to total available improved property square footage as of the end of the period reported.

The Company's improved portfolio occupancy metrics as of December 31, 2021 and 2020, were as follows:

	As of	As of	Basis Point Change
	December 31, 2021	December 31, 2020
Leased Occupancy	94.3%	94.3%	—
Physical Occupancy	93.8%	93.5%	30
Economic Occupancy	92.2%	92.9%	(70)

Leased Occupancy
	As of	As of
	December 31, 2021	December 31, 2020	Basis Point Change
Retail	93.1%	92.3%	80
Industrial	97.0%	98.6%	(160)
Office	91.5%	93.0%	(150)
Total Leased Occupancy	94.3%	94.3%	—

Economic Occupancy
	As of	As of
	December 31, 2021	December 31, 2020	Basis Point Change
Retail	89.9%	90.4%	(50)
Industrial	97.0%	98.1%	(110)
Office	90.0%	90.8%	(80)
Total Economic Occupancy	92.2%	92.9%	(70)

Same-Store Leased Occupancy[1]
	As of	As of
	December 31, 2021	December 31, 2020	Basis Point Change
Retail	93.0%	92.2%	80
Industrial	96.9%	98.6%	(170)
Office	91.5%	93.0%	(150)
Total Same-Store Leased Occupancy	94.2%	94.3%	(10)

Same-Store Economic Occupancy[1]
	As of	As of
	December 31, 2021	December 31, 2020	Basis Point Change
Retail	90.0%	90.6%	(60)
Industrial	96.9%	98.1%	(120)
Office	90.0%	90.8%	(80)
Total Same-Store Economic Occupancy	92.2%	93.0%	(80)

[1] For a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 42.

Land Operations
Trends, events and uncertainties
The asset class mix of real estate sales in any given period can be diverse and may include developed residential real estate, developable subdivision lots, undeveloped land or property sold under threat of condemnation. Further, the timing of property or parcel sales can significantly affect operating results in a given period.
Operating profit reported in each period for the Land Operations segment does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions. For example, the sale of undeveloped land and vacant parcels in Hawai‘i may result in higher margins than the sale of developed property due to the low historical cost basis of the Company's Hawai‘i landholdings.
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
Financial results
Results of operations for the years ended December 31, 2021 and 2020, were as follows:

(amounts in millions; unaudited)	2021	2020
Development sales revenue	$16.0	$7.9
Unimproved/other property sales revenue	41.3	9.7
Other operating revenue[1]	22.6	21.1
Total Land Operations operating revenue	79.9	38.7
Land Operations operating costs and expenses[2]	(39.4)	(31.4)
Selling, general and administrative	(3.8)	(4.9)
Gain (loss) on disposal of assets, net	0.1	8.9
Earnings (loss) from joint ventures	20.4	4.6
Interest and other income (expense), net	(1.8)	(0.5)
Total Land Operations operating profit (loss)	$55.4	$15.4

[1] Other operating revenue includes revenue related to trucking, renewable energy and diversified agriculture.
[2] Includes intersegment operating charges primarily from CRE that are eliminated in the consolidated results of operations.

2021: Land Operations revenue of $79.9 million and operating profit of $55.4 million during the year ended December 31, 2021, was primarily driven by land monetization, including land sales of approximately 1,800 acres on the islands of Maui and Kauai for $41.3 million and nine Maui Business Park II lots for $16.0 million. Additionally, segment operating profit included earnings from joint ventures of $20.4 million, due primarily to the Company's joint venture projects at Kukui'ula.
Operating costs and expenses for this segment increased primarily due to cost of sales associated with the landholdings and Maui Business Park II lot sales, but also included costs and expenses related to the segment's other legacy business activities (e.g., trucking service, renewable energy, and diversified agribusiness operations)
2020: Land Operations revenue during the year ended December 31, 2020, was $38.7 million and included the sales of development parcels at Maui Business Park II and unimproved land sales on the islands of Kauai and Maui. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (e.g., trucking service, renewable energy, and diversified agribusiness operations).
Land Operations operating profit of $15.4 million during the year ended December 31, 2020, was primarily driven by the gain of $8.9 million realized on the sale of the Company's solar power facility in Port Allen during the third quarter and was also composed of the margins on the sales noted above, as well as profits generated from the operations of the segment's other legacy business activities. Other notable items within operating profit during the year ended December 31, 2020, included a charge of $6.7 million related to the estimated costs of probable remediation work for reservoirs on Kauai, as well as the impact of a favorable resolution of certain contingent liabilities during the year ended December 31, 2020 related to the sale of agricultural land on Maui in 2018.

Materials & Construction
Financial results
Results of operations for the years ended December 31, 2021 and 2020, were as follows:

			2021 vs 2020
(dollars in millions; unaudited)	2021	2020	$	%
Materials & Construction
Operating revenue	$126.2	$116.6	$9.6	8.2%
Operating costs and expenses	(118.9)	(106.8)	(12.1)	(11.3)%
Selling, general and administrative	(15.2)	(15.0)	(0.2)	(1.3)%
Intersegment operating charges, net[1]	(0.9)	(1.6)	0.7	43.8%
Impairment of assets	(26.1)	(5.6)	(20.5)	4X
Impairment of equity method investments	(2.9)	—	(2.9)	—%
Gain (loss) on disposal of assets, net	0.1	0.2	(0.1)	(50.0)%
Income (loss) related to joint ventures	(2.9)	1.3	(4.2)	NM
Interest and other income (expense), net	0.1	0.4	(0.3)	(75.0)%
Materials & Construction operating profit (loss)	$(40.5)	$(10.5)	$(30.0)	3X
Operating margin percentage	(32.1)%	(9.0)%
Depreciation and amortization	$10.8	$10.8	$—	—%
Backlog at period end[2]	$175.3	$126.7	$48.6	38.4%
1 Intersegment operating charges, net for Materials & Construction represent amounts primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
2 Backlog represents the total amount of revenue that Grace Pacific, Maui Paving, LLC and Goodfellow Grace Pacific A J.V. expect to realize on contracts awarded. Both Maui Paving and Goodfellow Grace Pacific are 50-percent-owned unconsolidated affiliates. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products and services. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months, or longer, for large paving contracts and contracts performed in phases. This amount includes opportunity backlog consisting of contracts in which Grace Pacific has been confirmed to be the lowest bidder at the time of this disclosure (such amounts were $63.4 million and $64.1 million as of December 31, 2021 and 2020, respectively). Circumstances outside the Company's control such as procurement or technical protests, and/or changes in the availability of project funding, among others, may arise that prevent the finalization of such contracts. Maui Paving's backlog as of December 31, 2021 and 2020 was $10.6 million and $5.8 million, respectively. Goodfellow Grace Pacific's backlog as of December 31, 2021 and 2020 was $24.2 million and zero, respectively.
Materials & Construction revenue was $126.2 million for the year ended December 31, 2021, compared to $116.6 million for the year ended December 31, 2020. Segment operating loss was $40.5 million for the year ended December 31, 2021, compared to $10.5 million for the year ended December 31, 2020. The segment operating loss during the current period was largely driven by goodwill and other asset impairment charges of $26.1 million, impairment of an equity method investment of $2.9 million, and a loss related to joint ventures of $2.9 million. The segment recorded goodwill and long-lived asset impairment charges as a result of the Company's review and analysis of strategic alternatives that have resulted in downward revisions of management’s forecasts on future projected earnings and cash flows. The segment operating loss of $10.5 million in the prior period was primarily driven by a write-down of $5.6 million related to the sale of the Company's interest in GPRM which was completed during the quarter ended June 30, 2020.
The remaining operating loss during the years ended December 31, 2021 and 2020 was due primarily to the impact of low paving volumes and lower margins resulting from to persisting, competitive market pressures. These losses were partially offset by the operating profit generated by the segment's quarry operations.
In connection with its simplification efforts, the Company is evaluating strategic alternatives in order to monetize and dispose of the remaining Materials & Construction businesses, either together as a group or individually. However, the outcome, including the timing, of the strategic exploration process is not certain, as any potential transaction related to the Materials & Construction businesses would be dependent upon a number of external factors that may be beyond the Company's control, including, among other factors, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. Accordingly, there can be no assurance that any of the options evaluated will be pursued or completed. Further, there can be no assurance that the outcome of the evaluation of strategic alternatives or any potential transaction or transactions will result in the Company being able to recover the carrying value of the Materials & Construction businesses or related disposal group.

Backlog at December 31, 2021, was $175.3 million, an increase from $126.7 million as of December 31, 2020. The increase in backlog was primarily driven by an increase in the amount of marketed bid opportunities during the current period.

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
Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the years ended December 31, 2021 and 2020 are as follows (in millions):

	2021	2020
Net income (loss) available to A&B common shareholders	$35.1	$5.5
Depreciation and amortization of commercial real estate properties	37.7	40.1
Gain on the disposal of commercial real estate properties, net	(2.8)	(0.5)
FFO	$70.0	$45.1
Exclude items not related to core business:
Land Operations Operating Profit	(55.4)	(15.4)
Materials & Construction Operating (Profit) Loss	40.5	10.5
Loss from discontinued operations	1.1	0.8
Income (loss) attributable to noncontrolling interest	0.4	(0.4)
Income tax expense (benefit)	—	(0.4)
Non-core business interest expense	12.8	15.0
Core FFO	$69.4	$55.2

Reconciliations of Core FFO starting from CRE operating profit for the years ended December 31, 2021 and 2020 are as follows (in millions):

	2021	2020
CRE Operating Profit	$72.6	$49.8
Depreciation and amortization of commercial real estate properties	37.7	40.1
Corporate and other expense	(27.1)	(19.3)
Core business interest expense	(13.5)	(15.3)
Distributions to participating securities	(0.3)	(0.1)
Core FFO	$69.4	$55.2
Reconciliations of CRE operating profit (loss) to NOI for the years ended December 31, 2021 and 2020 are as follows (in millions):

	2021	2020
CRE Operating Profit (Loss)	$72.6	$49.8
Plus: Depreciation and amortization	37.7	40.1
Less: Straight-line lease adjustments	(4.4)	1.3
Less: Favorable/(unfavorable) lease amortization	(0.9)	(1.2)
Less: Termination income	(0.2)	(2.3)
Plus: Other (income)/expense, net	(0.6)	(0.9)
Plus: Selling, general, administrative and other expenses	6.5	7.5
NOI	110.7	94.3
Less: NOI from acquisitions, dispositions and other adjustments	(2.9)	(2.4)
Same-Store NOI	$107.8	$91.9
Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from December 31, 2021) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its various credit facilities. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures (including recent commercial real estate acquisitions and real estate developments); shareholder distributions; and working capital needs.
Known contractual obligations
A description of material contractual commitments as of December 31, 2021, is included in Note 10, Note 15 and Note 17 of the Notes to Consolidated Financial Statements and Part II, Item 8 of this report, and relates to the Company's Notes payable and other debt, Operating lease liabilities and Accrued pension and post-retirement benefits, respectively, and is herein incorporated by reference.
In addition, contractual interest payments for Notes payable and other debt in the short term (i.e., over the next twelve months from December 31, 2021) and long-term (i.e., beyond the next twelve months) is estimated to be $21.6 million and $67.2 million, respectively (includes amounts based on contractual/fixed swap interest rates applied to future principal balances based on repayment schedules for secured and unsecured debt and also estimated interest on revolving credit facilities based on outstanding balances and the rate in effect as of December 31, 2021).
Total amounts to be spent on contractual non-cancellable purchase obligations (that specifies all significant terms, including fixed or minimum quantities to be purchased, pricing structure and approximate timing of the transaction that are not recorded as liabilities in the consolidated balance sheet) over the next twelve months from December 31, 2021 is $5.5 million; such amounts beyond the next twelve months are not material. The largest of such amounts pertain to the Company's CRE redevelopment project related to Aikahi Park Shopping Center (with a target in-service date in the second quarter of 2022) totaling approximately $2.6 million to be spent over the next twelve months.
A description of other commitments, contingencies and off-balance sheet arrangements as of December 31, 2021 is included in Note 12 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, and is herein incorporated by reference.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been cash flows provided by operations, which were $124.2 million for the year ended December 31, 2021, primarily driven by cash generated from the CRE operations (the Company's core business) and monetization of non-core assets within the Land Operations segment. The Company's cash flows from operations for the year ended December 31, 2021 reflect an increase of $62.4 million from the prior year amount of $63.1 million, due primarily to higher cash proceeds generated from the monetization of non-core assets in the Land Operations segment, as well as improved tenant collections and overall performance in the CRE operations. Cash proceeds from unimproved/other property and development sales increased by $32.2 million from $16.9 million for year ended December 31, 2020 to $49.1 million for year ended December 31, 2021.
The Company's operating income (loss) and cash flows provided by operating activities is generated by its subsidiaries. There are no material restrictions on the ability of the Company's wholly owned subsidiaries to pay dividends or make other distributions to the Company.
The Company's other primary sources of liquidity include its cash and cash equivalents of $70.0 million as of December 31, 2021, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from December 31, 2021), as well as long-term basis. On August 31, 2021, the Company amended the existing $450.0 million committed revolving credit facility ("A&B Revolver"), which increased the total revolving commitments to $500.0 million, extended the term of the facilities to August 29, 2025, and includes two six-month extension options. In addition, there were favorable amendments to certain covenants and reductions to the interest rates and fees charged. With respect to the A&B Revolver, as of December 31, 2021, the Company had $50.0 million of borrowings outstanding, $1.1 million letters of credit issued against and $448.9 million of available capacity on such revolving credit facility.
On August 13, 2021, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $150.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of December 31, 2021, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell the shares under the at-the-market offering program.
Other sources of liquidity for the Company include trade receivables, contracts retention, and inventories (excluding parts, materials and supplies), totaling $47.4 million at December 31, 2021.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash provided by investing activities was $96.5 million for the year ended December 31, 2021, as compared to cash provided by investing activities of $12.0 million for the year ended December 31, 2020. The year ended December 31, 2021, included cash proceeds from distributions of capital and other receipts from the Company's investments in affiliates, primarily its Kukui`ula joint ventures, of $149.5 million.
Cash used in investing activities is primarily composed of capital expenditures. In the year ended December 31, 2021, the Company had capital expenditures for property, plant and equipment of $53.5 million. As it relates to the CRE segment (i.e., its core business), the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods for all segments were as follows:

(in millions, unaudited)	2021	2020	Change
CRE property acquisitions, development and redevelopment	$27.2	$9.7	180.4%
Building/area improvements (Maintenance Capital Expenditures)	9.9	6.0	65.0%
Tenant space improvements (Maintenance Capital Expenditures)	2.5	3.1	(19.4)%
Quarrying and paving	6.3	4.5	40.0%
Agribusiness and other	7.6	1.8	322.2%
Total capital expenditures¹	$53.5	$25.1	113.1%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the tables above.
The year ended December 31, 2021, included cash outlays of $53.5 million related to capital expenditures which was largely driven by $36.6 million of capital expenditures for property, plant and equipment improvements, $10.8 million related to the Company's acquisition of two commercial real estate assets using proceeds from the sale of legacy landholdings that qualified for tax-deferral treatment under §1033 of the Internal Revenue Code of 1986, as amended (the "Code"), and $6.2 million for two land operations assets that qualified for tax-deferral treatment under §1031 and §1033 of the Code. There were no such acquisitions of commercial real estate or land operations assets during the year ended December 31, 2020. See below for further discussion on the Company's use of §1031 and §1033 of the Code.
The Company regularly evaluates investment opportunities, including development-for-hold projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. In 2022, the Company expects that its capital expenditures, not including potential commercial real estate acquisitions, will be approximately $47.0 million - $60.0 million. Of this amount, the Company expects to spend approximately $35.0 million - $43.0 million for growth and maintenance capital for the Commercial Real Estate segment, $11.0 million - $14.0 million for the Materials & Construction segment, and the remaining $1.0 million - $3.0 million for Land Operations and general Corporate purposes. Should investment opportunities in excess of the amounts budgeted arise, the Company believes it has adequate sources of liquidity to fund these investments.
Net cash flows used in financing activities was $207.1 million for the year ended December 31, 2021, as compared to net cash used in financing activities for the year ended December 31, 2020, of $33.1 million. The change in cash flows from financing activities in 2021 as compared to 2020 was due primarily to higher net payments on debt (i.e., debt payments net of additional borrowings) of $159.2 million during year ended December 31, 2021, as compared to $18.7 million during the year ended December 31, 2020, as well as higher cash dividends paid of $46.6 million during year ended December 31, 2021, as compared to $13.8 million during the year ended December 31, 2020.
Other capital resource matters
The Company utilizes §1031 or §1033 of the Code, to obtain tax-deferral treatment when qualifying real estate assets are sold or become subject to involuntary conversion and the resulting proceeds are reinvested in replacement properties within the required time period. Proceeds from potential tax-deferred sales under §1031 of the Code are held in escrow (and presented as part of Restricted cash on the consolidated balance sheets) pending future reinvestment or are returned to the Company for general use if eligibility for tax-deferral treatment based on the required time period lapses. The proceeds from involuntary conversions under §1033 of the Code are held by the Company until the funds are redeployed.
During the year ended December 31, 2021, the Company completed four transactions that gave rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. Further, during the year ended December 31, 2021, there were four acquisitions utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions.
As of December 31, 2021, there is $0.8 million from tax-deferred sales that are available for use and have not been reinvested under §1031 of the Code. In addition, the Company holds approximately $3.1 million from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code as of December 31, 2021.

Trends, events and uncertainties
As noted above, COVID-19 has significantly impacted the global economy. Although initial economic impacts have largely come into focus, long-term effects remain uncertain. This uncertainty includes the potential need for additional capital resources to maintain the Company's business and operations during a period of potential declining or delayed rent payments from CRE tenants and/or potential declining revenue from its other businesses.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of December 31, 2021. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition. The Company intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its various credit facilities will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from December 31, 2021) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
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
Management considers an accounting estimate to be critical if: (i) it requires assumptions to be made that were uncertain at the time the estimate was made; and (ii) changes in the estimate, or the use of different estimating methods that could have been selected and could have a material impact on the Company’s consolidated results of operations or financial condition. The critical accounting estimates inherent in the preparation of the Company’s financial statements are described below.
Impairment of long-lived assets held and used and finite-lived intangible assets
Long-lived assets held and used, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, the cash flow projection period, uncertainty about future events, including changes in economic conditions, changes in operating performance, discount rates, changes in the use of the assets and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future financial results could be materially impacted.
During the year ended December 31, 2021, the Company recorded aggregate long-lived asset and finite-lived intangible asset impairment charges of $24.3 million related to its Materials and Construction segment.
In each of the years ended December 31, 2020 and 2019, the Company did not recognize any impairments of long-lived assets or finite-lived intangible assets for assets held and used.

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
As of December 31, 2021, the Company’s fixed-rate debt (after the effects of interest rate swaps), excluding debt premium or discount and debt issuance costs, consists of $532.9 million in principal term notes and other instruments. As of December 31, 2021, the Company’s variable-rate debt under its revolving credit facilities is effectively zero due to an interest rate swap on $50.0 million of principal until February 2023, at which time it becomes a variable-rate. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
The following table summarizes the Company's estimated exposure to interest rate risk over each of the next five years and thereafter based on the expected remaining principal obligation as of the beginning of each period and the related interest rates based on the Company's debt obligations as of December 31, 2021 (dollars in millions):

							Fair Value at
	Expected Remaining Principal Obligation as of Beginning of Year						December 31,
	2022	2023	2024	2025	2026	Thereafter	2021
Liabilities
Fixed-rate debt	$532.9	$502.8	$418.2	$261.2	$221.0	$152.1	$554.3
Average interest rate on remaining fixed-rate principal	4.12%	4.08%	4.22%	4.23%	4.11%	4.10%
Variable-rate debt[1]	$—	$—	$50.0	$50.0	$—	$—	$—
Average interest rate on remaining variable-rate principal[2]	—%	—%	1.15%	1.15%	—%	—%
							Fair Value at
	Expected Remaining Notional as of Beginning of Year						December 31,
	2022	2023	2024	2025	2026	Thereafter	2021
Interest rate derivatives[3]
Variable to fixed remaining notional and fair value of swap asset (liability)	$106.3	$104.6	$52.7	$50.8	$48.9	$47.0	$(2.2)
Average pay fixed rate	1.66%	1.64%	3.14%	3.14%	3.14%	3.14%
Average receive variable rate[2]	0.77%	0.76%	1.45%	1.45%	1.45%	1.45%

[1] Estimated variable-rate principal is based on the amounts outstanding and the contractual maturity date of the revolving credit facility as of December 31, 2021. Actual principal outstanding may be greater or less than the amounts indicated.

[2] Estimated interest rates on variable-rate debt are determined based on the rate in effect on December 31, 2021. Actual interest rates may be greater or less than the amounts indicated.
[3] Certain of the Company's interest rate derivatives are designated as cash flow hedges with changes in the fair value of the asset or liability recorded to accumulated other comprehensive income. Refer to Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, for further discussion.

As of December 31, 2020, the Company had $576.3 million of fixed-rate debt and $111.0 million of variable-rate debt outstanding with weighted average interest rates of 4.27% and 2.20%, respectively, and the aggregate fair value of its interest rate derivatives for variable to fixed interest rate swaps was a liability of $6.4 million.
Also, from time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2021 and December 31, 2020, the amount invested in money market funds was immaterial.
As noted above, COVID-19 has adversely impacted the global economy; has contributed to significant volatility in financial markets; and both its near-term and long-term economic impacts remain uncertain. With respect to its exposure to changes in interest rates, the Company will continue to actively monitor the economic situation and its impact on interest rates and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable noncontrolling interest, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Held for Sale and Discontinued Operations Classification — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has established a strategy to simplify its business, which includes evaluating options for the eventual monetization of some or all of its Materials & Construction (M&C) businesses. At each reporting period, the Company assesses the held for sale and discontinued operations criteria as it relates to the contemplation of the sale of the M&C businesses. This involves significant complexities and judgments in making the accounting treatment determination. There are subjective and complex judgments in the determination of whether some or all of the M&C businesses meet the criteria to be classified as held for sale, including in the assessment of whether some or all of the M&C businesses are available for sale in the present condition subject only to terms that are usual and customary for sales of such businesses, whether the sale of some or all of the M&C businesses is probable and that the transfer of assets will be a completed sale within one year from period-end, and whether there is formal approval from the Board of Directors authorizing the sale. For the M&C businesses that will be sold or will meet the held for sale criteria, there are also significant judgments in the evaluation of whether the sale of these businesses represent a strategic shift that has a major effect on the Company’s operations and financial results.

We identified the assessment of held for sale and discontinued operations classification for the M&C businesses as a critical audit matter because of the significant judgments made in determining whether events have occurred indicating that the M&C businesses should be presented as held for sale and discontinued operations. This required a high degree of auditor effort and judgment when performing audit procedures to evaluate whether management appropriately classified the assets and operations of the M&C businesses.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of held for sale and discontinued operations classification included the following, among others:

•We tested the design and operating effectiveness of the controls established to review compliance with held for sale and discontinued operations criteria.

•We evaluated management’s assessment of held for sale and discontinued operations criteria as it relates to the M&C businesses by:

–Inquiring of executive officers and key members of management and Board members to obtain an understanding of the plans to sell some or all of the M&C businesses.

–Assessing the Company’s judgments in determining whether the M&C businesses meet the held for sale and discontinued operations criteria through procedures performed, including, but not limited to, reviewing minutes from meetings of the Board of Directors and related committees, communications regarding how far along the Company was in the selling process, and consideration of sales of M&C businesses that have occurred in prior years.

–Comparing the relevant guidance against management’s conclusions and testing the completeness and accuracy of information used in the Company’s evaluation.

–Evaluating the accuracy and completeness of the Company’s disclosures.

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 25, 2022

We have served as the Company's auditor since 1950.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in millions)

	December 31,
	2021	2020
ASSETS
Real estate investments
Real estate property	$1,588.2	$1,549.7
Accumulated depreciation	(180.5)	(154.4)
Real estate property, net	1,407.7	1,395.3
Real estate developments	65.0	75.7
Investments in real estate joint ventures and partnerships	8.8	134.1
Real estate intangible assets, net	51.6	61.9
Real estate investments, net	1,533.1	1,667.0
Cash and cash equivalents	70.0	57.2
Restricted cash	1.0	0.2
Accounts receivable and retention, net of allowances (credit losses and doubtful accounts) of $1.3 million and $3.3 million as of December 31, 2021 and 2020, respectively	28.9	43.5
Inventories	20.3	18.4
Other property, net	83.5	110.8
Operating lease right-of-use assets	20.1	18.6
Goodwill	8.7	10.5
Other receivables, net of allowances of $2.5 million and $3.9 million as of December 31, 2021 and December 31, 2020, respectively	11.6	14.2
Prepaid expenses and other assets	102.6	95.6
Total assets	$1,879.8	$2,036.0

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$532.7	$687.1
Accounts payable	9.9	9.8
Operating lease liabilities	19.4	18.4
Accrued pension and post-retirement benefits	56.3	34.7
Deferred revenue	68.5	66.9
Accrued and other liabilities	119.5	116.5
Total liabilities	806.3	933.4
Commitments and Contingencies (Note 12)
Redeemable Noncontrolling Interest (Note 2)	6.9	6.5
Equity:
Common stock - no par value; authorized, 150.0 million shares; outstanding 72.5 million and 72.4 million shares as of December 31, 2021 and 2020, respectively	1,810.5	1,805.5
Accumulated other comprehensive income (loss)	(80.7)	(60.0)
Distributions in excess of accumulated earnings	(663.2)	(649.4)
Total A&B shareholders' equity	1,066.6	1,096.1
Total liabilities and equity	$1,879.8	$2,036.0
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Operating Revenue:
Commercial Real Estate	$173.2	$150.0	$160.6
Land Operations	79.9	38.7	112.2
Materials & Construction	126.2	116.6	162.4
Total operating revenue	379.3	305.3	435.2
Operating Costs and Expenses:
Cost of Commercial Real Estate	96.0	95.6	89.0
Cost of Land Operations	39.2	31.1	92.5
Cost of Materials & Construction	118.9	106.8	159.4
Selling, general and administrative	51.9	46.1	58.9
Impairment of assets	26.1	5.6	49.7
Total operating costs and expenses	332.1	285.2	449.5
Gain (loss) on disposal of commercial real estate properties, net	2.8	0.5	—
Gain (loss) on disposal of non-core assets, net	0.2	9.1	—
Total gain (loss) on disposal of assets, net	3.0	9.6	—
Operating Income (Loss)	50.2	29.7	(14.3)
Other Income and (Expenses):
Income (loss) related to joint ventures	17.5	5.9	5.3
Impairment of equity method investment	(2.9)	—	—
Interest and other income (expense), net (Note 2)	(1.6)	0.3	3.2
Interest expense	(26.3)	(30.3)	(33.1)
Income (Loss) from Continuing Operations Before Income Taxes	36.9	5.6	(38.9)
Income tax benefit (expense)	—	0.4	2.0
Income (Loss) from Continuing Operations	36.9	6.0	(36.9)
Income (loss) from discontinued operations, net of income taxes	(1.1)	(0.8)	(1.5)
Net Income (Loss)	35.8	5.2	(38.4)
Loss (income) attributable to noncontrolling interest	(0.4)	0.4	2.0
Net Income (Loss) Attributable to A&B Shareholders	$35.4	$5.6	$(36.4)

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.50	$0.09	$(0.49)
Discontinued operations available to A&B shareholders	(0.02)	(0.01)	(0.02)
Net income (loss) available to A&B shareholders	$0.48	$0.08	$(0.51)

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.50	$0.09	$(0.49)
Discontinued operations available to A&B shareholders	(0.02)	(0.01)	(0.02)
Net income (loss) available to A&B shareholders	$0.48	$0.08	$(0.51)

Weighted-Average Number of Shares Outstanding:
Basic	72.5	72.3	72.2
Diluted	72.6	72.4	72.2

Amounts Available to A&B Common Shareholders (Note 19):
Continuing operations available to A&B common shareholders	$36.2	$6.3	$(35.1)
Discontinued operations available to A&B common shareholders	(1.1)	(0.8)	(1.5)
Net income (loss) available to A&B common shareholders	$35.1	$5.5	$(36.6)
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions)

	Year Ended December 31,
	2021	2020	2019
Net Income (Loss)	$35.8	$5.2	$(38.4)
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	2.3	(6.9)	(4.0)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	1.6	1.0	(0.1)
Employee benefit plans:
Actuarial gain (loss)	(27.4)	(7.7)	5.3
Amortization of net loss included in net periodic benefit cost	2.8	2.5	4.0
Prior service cost	—	(0.1)	—
Amortization of prior service credit included in net periodic benefit cost	—	—	(0.7)
Curtailment (gain)/loss	—	—	(1.4)
Other comprehensive income (loss), net of tax	(20.7)	(11.2)	3.1
Comprehensive Income (Loss)	15.1	(6.0)	(35.3)
Comprehensive income (loss) attributable to noncontrolling interest	(0.4)	0.4	2.0
Comprehensive Income (Loss) Attributable to A&B Shareholders	$14.7	$(5.6)	$(33.3)
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$35.8	$5.2	$(38.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	50.4	53.3	50.5
Loss (gain) from disposals and asset transactions, net	(3.0)	(9.5)	(2.6)
Impairment of assets and equity method investment	29.0	5.6	49.7
Share-based compensation expense	5.9	5.8	5.4
Equity in (income) loss from affiliates, net of operating cash distributions	(8.6)	(4.8)	(1.4)
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	4.7	8.8	8.5
Inventories	(1.9)	2.1	5.7
Prepaid expenses, income tax receivable and other assets	1.3	13.0	28.5
Development/other property inventory	8.7	3.6	56.8
Accrued pension and post-retirement benefits	(3.0)	2.7	4.6
Accounts payable	1.9	(6.2)	(12.9)
Accrued and other liabilities	3.0	(16.5)	3.2
Net cash provided by (used in) operations	124.2	63.1	157.6

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(16.9)	—	(218.4)
Capital expenditures for property, plant and equipment	(36.6)	(25.1)	(36.7)
Proceeds from disposal of assets	3.2	27.1	4.4
Payments for purchases of investments in affiliates and other investments	(2.7)	(1.0)	(3.3)
Distributions of capital and other receipts from investments in affiliates and other investments	149.5	11.0	13.6
Net cash provided by (used in) investing activities	96.5	12.0	(240.4)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	131.0	173.0	125.9
Payments of notes payable and other debt and deferred financing costs	(290.2)	(183.0)	(203.9)
Borrowings (payments) on line-of-credit agreement, net	—	(8.7)	(0.3)
Distribution to noncontrolling interests	—	—	(0.3)
Cash dividends paid	(46.6)	(13.8)	(50.0)
Proceeds from issuance (payments for repurchases) of capital stock and other, net	(1.3)	(0.6)	(1.0)
Payment of deferred acquisition holdback	—	—	(7.1)
Net cash provided by (used in) financing activities	(207.1)	(33.1)	(136.7)

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	13.6	42.0	(219.5)
Balance, beginning of period	57.4	15.4	234.9
Balance, end of period	$71.0	$57.4	$15.4

	Year Ended December 31,
	2021	2020	2019
Other Cash Flow Information:
Interest paid, net of capitalized interest	$(25.4)	$(29.0)	$(32.5)
Income tax (payments)/refunds, net	$0.5	$0.5	$25.8

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	$1.6	$2.9	$4.4
Right-of-use ("ROU") assets and corresponding lease liability recorded upon ASC 842 adoption	$—	$—	$31.0
Operating lease liabilities arising from obtaining ROU assets	$5.5	$0.4	$—
Finance lease liabilities arising from obtaining ROU assets	$0.1	$0.9	$3.4
Dividends declared	$13.4	$10.9	$—

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$57.2	$15.2	$11.4
Restricted cash	0.2	0.2	223.5
Cash, cash equivalents and restricted cash	$57.4	$15.4	$234.9

End of the period:
Cash and cash equivalents	$70.0	$57.2	$15.2
Restricted cash	1.0	0.2	0.2
Cash, cash equivalents and restricted cash	$71.0	$57.4	$15.4
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(amounts in millions, except per share data)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2019	72.0	$1,793.4	$(51.9)	$(538.9)	$5.7	$1,208.3	$7.9
Net income (loss)	—	—	—	(36.4)	(2.1)	(38.5)	0.1
Other comprehensive income (loss), net of tax	—	—	3.1	—	—	3.1	—
Dividend on common stock ($0.69 per share)	—	—	—	(50.0)	—	(50.0)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.3)
Adjustments to redemption value of redeemable noncontrolling interest (Note 2)	—	1.4	—	—	—	1.4	(1.4)
Share-based compensation	—	5.4	—	—	—	5.4	—
Shares issued or repurchased, net	0.3	(0.1)	—	(0.9)	—	(1.0)	—
Balance, December 31, 2019	72.3	$1,800.1	$(48.8)	$(626.2)	$3.6	$1,128.7	$6.3

Cumulative impact of adoption of ASC 326	—	—	—	(4.0)	(0.1)	(4.1)	—
Net income (loss)	—	—	—	5.6	(0.6)	5.0	0.2
Other comprehensive income (loss), net of tax	—	—	(11.2)	—	—	(11.2)	—
Dividend on common stock ($0.34 per share)	—	—	—	(24.7)	—	(24.7)	—
Disposal of M&C subsidiary	—	—	—	—	(2.9)	(2.9)	—
Share-based compensation	—	5.8	—	—	—	5.8	—
Shares issued or repurchased, net	0.1	(0.4)	—	(0.1)	—	(0.5)	—
Balance, December 31, 2020	72.4	$1,805.5	$(60.0)	$(649.4)	$—	$1,096.1	$6.5

Net income (loss)	—	—	—	35.4	—	35.4	0.4
Other comprehensive income (loss), net of tax	—	—	(20.7)	—	—	(20.7)	—
Dividend on common stock ($0.67 per share)	—	—	—	(49.2)	—	(49.2)	—
Share-based compensation	—	5.9	—	—	—	5.9	—
Shares issued or repurchased, net	0.1	(0.9)	—	—	—	(0.9)	—
Balance, December 31, 2021	72.5	$1,810.5	$(80.7)	$(663.2)	$—	$1,066.6	$6.9
See Notes to Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Consolidated Financial Statements
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates in three segments: Commercial Real Estate; Land Operations; and Materials & Construction. A description of each of the Company's reporting segments is as follows:
•Commercial Real Estate ("CRE") - This segment functions as a vertically integrated commercial real estate company with core competencies in investments and acquisitions (i.e., identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); and in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships). The Company's preferred asset classes include improved retail and industrial properties and urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i communities. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.
•Land Operations - This segment includes the Company's legacy assets and landholdings that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, income/loss from real estate joint ventures, hydroelectric energy and other legacy business activities.
•Materials & Construction ("M&C") - This segment operates one of Hawai‘i's largest asphalt paving contractors and is one of the state's largest natural materials and infrastructure construction companies, primarily conducting business through its wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific"), a materials and construction company in Hawai‘i. The M&C segment also includes the Company-owned quarry land on Maui, as well as the Company’s unconsolidated joint venture interest in materials companies.
Grace Pacific owns hot-mix asphalt plants throughout the state that support its internal paving operations and third-party customers. Grace Pacific also owns and operates a rock quarry and processing plant in Makakilo, Hawai‘i. In addition, Grace Pacific offers a variety of related for-sale and for-rent services including temporary and permanent roadway traffic control (GP Roadway Solutions, Inc. or "GPRS") and other related products and services. Grace Pacific also holds a 50% interest in an unconsolidated affiliate, Maui Paving, LLC ("Maui Paving"), which operates primarily on the island of Maui, and a 50% interest in an unconsolidated affiliate, Goodfellow Grace Pacific A J.V., which operates primarily on the island of Lanai.
Additional activity in the M&C segment includes its share of the results of operations of an unconsolidated investment, Pohaku Pa‘a LLC ("Pohaku"). Pohaku, through its wholly-owned subsidiaries, operates rock quarries on the islands of Oahu and Maui and sells a wide range of products that include ready-mix concrete, rock and sand aggregates and cultured stone and related products.
As of December 31, 2021, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, 11 industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area; it also owns a portfolio of ground leases in Hawai‘i representing 143.4 acres as of December 31, 2021.
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

A controlling financial interest in an entity may be established (i) through the Company holding a majority voting interest or (ii) if the Company is the primary beneficiary of an entity that qualifies as a variable interest entity ("VIE"), as defined in the Codification. The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a VIE. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company reevaluates whether an entity is a VIE as needed (i.e., when assessing reconsideration events that result in changes in the factors mentioned above) as part of determining if the consolidation or equity method treatment remains appropriate. As of December 31, 2021, the Company had an interest in various unconsolidated joint ventures that the Company accounts for using the equity method. Other than the obligations described in Note 12, obligations of the Company's joint ventures do not have recourse to the Company and the Company's maximum exposure is limited to its investment.
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
Segment Reclassifications: Certain amounts presented in the prior year have been reclassified to conform to the current year presentation (e.g., captions previously presented in the prior years that, in the currently presented periods, are less than five percent of total assets or total liabilities were combined in the current year consolidated balance sheets). The Company continually monitors its reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. In the first quarter of 2021, the Company updated its reportable segments. Consequently, the segment disclosures in this filing have been recast to reflect these changes and therefore differ from prior year quarterly filings to conform to the current year presentation resulting from the reorganization of a component of the Company historically included in the results of Land Operations that is now included in the results of Materials & Construction. Refer to Note 22 for additional information.
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
Certain costs are capitalized related to the development and redevelopment of real estate properties, including pre-construction costs; real estate taxes; insurance; construction costs; attributable interest expense; and salaries, and related costs of personnel directly involved. Additionally, the Company makes estimates as to the probability of certain development and redevelopment projects being completed. If the Company determines the development or redevelopment is no longer probable of completion, the Company expenses all capitalized costs which are not recoverable.
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
Depreciation and Amortization: Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property are as follows:

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
Restricted Cash: The Company's historical restricted cash balances have been primarily composed of proceeds from potential §1031 of the Internal Revenue Code of 1986, as amended (the "Code") tax-deferred sales held in escrow pending future use in acquisitions of replacement real estate assets (if within the required time period). As of December 31, 2021 and 2020, there were $0.8 million and zero of available proceeds from potential Code §1031 tax-deferred sales in the restricted cash balance, respectively.
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
Redeemable Noncontrolling Interest: As noted above, the Company has a 70% ownership interest in GLP Asphalt through its ownership of Grace Pacific. The noncontrolling interest in GLP Asphalt may be redeemed for cash at the option of the noncontrolling interest holder at a redemption value, which is derived from a specified formula in the GLP Asphalt operating agreement (i.e., other than fair value).
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
Leases - The Company as Lessee: The Company determines if an arrangement is a lease at inception by considering whether that arrangement conveys the right to use an identified asset for a period of time in exchange for consideration. Operating leases are included in Operating lease right-of-use assets ("ROU assets") and Operating lease liabilities ("lease liabilities") in the Company's consolidated balance sheets. ROU assets and lease liabilities related to finance leases are included in Other property, net and Notes payable and other debt, respectively, in the Company's consolidated balance sheets.
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

Impairment of Long-Lived Assets Held and Used and Finite-Lived Intangible Assets: Long-lived assets held and used, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. In evaluating the fair value of long-lived asset groups, significant estimates and considerable judgments are involved. These long-lived asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, the cash flow projection period, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets and ongoing costs of maintenance and improvements of the assets, appropriate discount rates based on the perceived risks, and thus, the accounting estimates may change from period to period. Refer to Note 23 for further discussion.
Assets and Liabilities Held for Sale: The Company classifies assets and liabilities to be sold (disposal groups) as held for sale on the balance sheet in the period in which all of the criteria for held for sale classification are met.

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
Interest and other income (expense), net for the years ended December 31, 2021, 2020 and 2019 included the following (in millions):

	2021	2020	2019
Pension and postretirement benefit (expense)	$(3.0)	$(2.6)	$(3.1)
Interest income	1.0	1.7	3.0
Gain (loss) on sale of joint venture interest	—	—	2.6
Reductions in solar investments, net	—	—	(0.1)
Other income (expense)	0.4	1.2	0.8
Interest and other income (expense), net	$(1.6)	$0.3	$3.2
Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the accompanying consolidated statements of operations. Refer to Note 18 for further discussion.
Discontinued Operations: The Company reports disposal groups as discontinued operations in the consolidated statements of operations when the criteria are met. The Company’s loss from discontinued operations for the years ended December 31, 2021, 2020, and 2019 included costs incurred in connection with the resolution of liabilities related to the Company’s former sugar operations. Liabilities related to the cessation of sugar operations are presented within Accrued and other liabilities in the consolidated balance sheets.

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
Recently issued accounting pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, establishing ASC Topic 848, and amended the standard thereafter through ASU No. 2021-01 (collectively, "ASC 848"). ASC 848 provides optional practical expedients and exceptions related to the impacts of reference rate reform that affect certain debt, leases, derivatives and other contracts if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Reference rate reform has not had a material impact on any of the Company's existing contracts, therefore, the Company has not elected to apply any of the optional practical expedients and exceptions under ASC 848 as of the current date. The Company will assess future changes in its contracts and the impact of electing to apply the optional practical expedients and exceptions provided by ASC 848 as they occur, but does not expect their application will have a material effect on its financial position or results of operations.
3.     Real Estate Property, Net and Other Property, Net
Real estate property, net as of December 31, 2021 and 2020 includes the following (in millions):

	2021	2020
Land	$784.9	$769.6
Buildings	709.4	696.0
Other property improvements	93.9	84.1
Subtotal	1,588.2	1,549.7
Accumulated depreciation	(180.5)	(154.4)
Real estate property, net	$1,407.7	$1,395.3
Other property, net, as of December 31, 2021 and 2020 was as follows (in millions):

	2021	2020
Land	$38.3	$39.3
Buildings	13.4	18.5
Asphalt plants, machinery and equipment	46.6	104.4
Water, power and sewer systems	21.0	19.7
Other property improvements	6.2	6.4
Subtotal	125.5	188.3
Accumulated depreciation	(42.0)	(77.5)
Other property, net	$83.5	$110.8
As noted in Note 2, the Company may capitalize a portion of interest costs incurred to long-lived assets for developments, major redevelopments and other projects that meet certain criteria. Total interest costs incurred were $26.6 million, $30.6 million, and $34.1 million in 2021, 2020 and 2019, respectively. Capitalized interest costs related to development activities were $0.3 million, $0.3 million and $1.0 million in 2021, 2020 and 2019, respectively.
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $38.2 million, $38.8 million and $35.6 million, respectively.

4.    Acquisitions and Intangible Assets, Net
During the year ended December 31, 2021, the Company acquired two commercial real estate assets for $10.8 million that were accounted for as asset acquisitions. Such acquisitions were structured primarily with funds acquired from involuntary conversions in accordance with Code §1033 from the sale of land on Maui in 2018.
The allocation of purchase price to the aggregate assets acquired in connection with the two commercial real estate acquisitions in 2021 was as follows (in millions):

Fair value of assets acquired
Assets acquired:
Land	$8.8
Property and improvements	2.0
Total assets acquired	$10.8
As of the acquisition date, there were no in-place, favorable, or unfavorable leases for the acquired properties.
Acquisitions in 2020
The Company did not execute any commercial real estate asset acquisitions during the year ended December 31, 2020.
Acquisitions in 2019
During the year ended December 31, 2019, the Company acquired five commercial real estate assets for $218.4 million that were accounted for as asset acquisitions. Such acquisitions were structured as like-kind exchanges in accordance with Code §1031, using cash proceeds from the sale of agricultural land on Maui in 2018.
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

Intangible assets, net
Real estate intangible assets, net and other intangible assets included in Prepaid expenses and other assets as of December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
In-place leases	$124.8	$125.0
Favorable leases	29.0	29.0
Accumulated amortization of in-place leases	(81.9)	(73.8)
Accumulated amortization of favorable leases	(20.3)	(18.3)
Real estate intangible assets, net	$51.6	$61.9

Other intangible assets	$21.1	$20.4
Accumulated amortization of other intangible assets	(12.4)	(10.2)
Other intangible assets, net	$8.7	$10.2
Total intangible asset amortization expense was $12.2 million, $14.5 million, and $12.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated Amortization
2022	$9.1
2023	8.1
2024	5.9
2025	5.5
2026	3.9
5.     Investments in Affiliates
In November 2021, the Company's joint venture projects Kukui`ula Development Company (Hawaii) LLC ("KDCH"), Kukui`ula Web IP LLC, and Lodge IP LLC (collectively, "Kukui`ula") completed the sale of substantially all of their assets to a third party for $183.5 million ("Kukui`ula Transaction"), which resulted in the Company receiving cash distributions of $113.4 million. Subsequent to the Kukui`ula Transaction, the Company and its joint venture partner retained their respective ownership interest in KDCH.
The Company's investments in affiliates consist principally of equity investments in limited liability companies that operate or develop real estate and joint ventures that engage in materials and construction-related activities and renewable energy. The Company does not have a controlling financial interest, but has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. Operating results presented in the Company's consolidated statements of operations include the Company's proportionate share of net income (loss) from its equity method investments.
The Company’s carrying value of investments in affiliates totaled $39.3 million and $169.6 million as of December 31, 2021 and 2020, respectively. The amounts of the Company’s investment as of December 31, 2021 and 2020 that represent undistributed earnings of investments in affiliates was approximately $7.5 million and $10.6 million, respectively. Dividends and distributions from unconsolidated affiliates totaled $148.6 million in 2021, $6.1 million in 2020, and $12.4 million in 2019. During the three years ended December 31, 2021, 2020 and 2019, Income (loss) related to joint ventures was $17.5 million, $5.9 million and $5.3 million, respectively, and return on investment operating cash distributions was $8.9 million, $1.1 million and $3.9 million, respectively.
A summary of combined assets and liabilities reported by such entities accounted for by the equity method as of December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
Current assets	$73.2	$73.0
Non-current assets	206.4	688.0
Total assets	$279.6	$761.0

Current liabilities	$28.1	$33.5
Non-current liabilities	88.7	96.7
Total liabilities	$116.8	$130.2

A summary of combined operating results reported by such entities accounted for by the equity method for each of the years ended December 31, 2021, 2020 and 2019 were as follows (in millions):

	2021	2020	2019
Revenues	$243.0	$174.2	$191.9
Operating costs and expenses	214.2	147.1	173.0
Gross profit (loss)	$28.8	$27.1	$18.9
Income (loss) from Continuing Operations*	$(288.1)	$12.1	$6.6
Net income (loss)*	$(288.3)	$11.6	$6.6
* Includes earnings from equity method investments held by the investee.
Investments in affiliates Net income (loss) is primarily related to the net loss incurred by the joint venture as a result of the aforementioned Kukui`ula transaction in which the carrying value of the net assets sold exceeded the net sales proceeds. In connection with the Kukui`ula transaction, the Company recognized income related to joint ventures of $5.5 million during the fourth quarter of 2021, reflecting a basis difference that was derived from an other-than-temporary impairment charge of $186.8 million recorded by the Company in the fourth quarter of 2018.
6.     Allowances and Other Reserves
The Company reduces recorded amounts for accounts receivable and other financial assets by various allowances and reserve accounts. Effective January 1, 2020, the Company adopted ASC 326 and certain amounts previously recorded in the allowance for doubtful accounts or in other allowances for financing receivables were reclassified to an allowance for credit losses.

The following table presents the balances and activity (including reclassifications) in the various allowance and reserve accounts related to the Company's accounts receivable and financial assets for the three years ended December 31, 2021, 2020 and 2019 (in millions):

	Balance at beginning of year	Impact of adoption of ASC 326[1]	Impact of adoption of ASC 326[2]	Additions/(Reductions)[3]	Deductions or other[4]	Balance at end of year
Year ended December 31, 2021
Deducted from assets
Reserve for cash basis tenants	$12.7	$—	$—	$(1.3)	$(0.3)	$11.1
Allowance for doubtful accounts	$2.6	—	—	(1.7)	(0.1)	$0.8
Reserve for contract credits	$2.3	—	—	(1.2)	—	$1.1
Allowance for credit losses - financing receivables	$3.9	—	—	(1.4)	—	$2.5
Allowance for credit losses - contract assets	$0.7	—	—	(0.2)	—	$0.5

Year ended December 31, 2020
Deducted from assets
Reserve for cash basis tenants	$0.9	$—	$—	$10.6	$1.2	$12.7
Allowance for doubtful accounts	$0.6	(0.3)	—	3.6	(1.3)	$2.6
Reserve for contract credits	$2.3	—	—	—	—	$2.3
Allowance for credit losses - financing receivables	$—	1.6	2.7	(0.4)	—	$3.9
Allowance for credit losses - contract assets	$—	0.3	1.4	(0.9)	(0.1)	$0.7
Loans allowance	$1.6	(1.6)	—	—	—	$—
Other reserves	$0.4	—	—	—	(0.4)	$—

Year ended December 31, 2019
Deducted from assets
Reserve for cash basis tenants	$—	—	—	—	0.9	$0.9
Allowance for doubtful accounts	$2.0	—	—	(0.4)	(1.0)	$0.6
Reserve for contract credits	$—	—	—	2.3	—	$2.3
Loans allowance	$1.6	—	—	—	—	$1.6
Other reserves	$0.4	—	—	—	—	$0.4
1 Reclassifications from other reserves or allowances that fall into the scope of ASC 326.
2 Impact of adoption of ASC 326 recorded against total equity.
3 Net provisions charged against income.
4 Write offs or other activity (e.g., reclassifications for movement of allowances to cash basis reserves).
Refer to Note 14 for discussion on current period charges related to the Company's assessment of collectability on amounts due under leases. Note that under ASC 842, such charges and reserve activity reflect a reversal of the revenue and receivable balance originally recorded.
The allowance for credit losses for financing receivables at December 31, 2021 relates to two assets that originated as part of transactions in the Land Operations segment. The credit quality of the Company's financing receivables is monitored each reporting period on an individual asset basis using specific information on the counterparties in these transactions. The first originated in 2008 and had an amortized cost basis of $1.6 million as of both December 31, 2021 and December 31, 2020. Based on individual credit quality indicators of the counterparty as of December 31, 2021 and December 31, 2020, the most likely outcome of expected cash flows for the asset in a range of possible outcomes (i.e., the single best estimate) was zero and, as a result, the Company recorded a full allowance for credit losses for the financing receivable as of December 31, 2021 and December 31, 2020. The second financing receivable within Land Operations was generated in 2017 and had an amortized cost basis of $2.8 million and $2.7 million as of December 31, 2021 and December 31, 2020, respectively. This financing receivable was evaluated based on the credit quality indicators of the counterparty (as well as reasonable and supportable forecasts of future conditions that are relevant to determining the expected collectability of the receivable) as of December 31, 2021 and December 31, 2020 and the estimated allowance for credit losses was calculated using a discounted cash flow approach.

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
7.    Inventories
Inventories are stated at the lower of cost (principally average cost, first-in, first-out basis) or net realizable value. Inventories as of December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
Asphalt	$4.7	$4.2
Processed rock and sand	8.1	7.9
Work in progress	3.6	3.2
Retail merchandise	2.1	2.1
Parts, materials and supplies inventories	1.8	1.0
Total	$20.3	$18.4
8.    Goodwill
The Company's goodwill balance as of December 31, 2021 and 2020 was $8.7 million and $10.5 million, respectively. As of January 1, 2020, the goodwill balance was attributable to two reporting units in the M&C segment - GPRS (primarily consisting of Grace Pacific’s roadway and maintenance solutions operations) and GPRM (primarily consisting of Grace Pacific’s prestressed and precast concrete operations) - and the CRE reporting unit, which is also a reportable segment. During the year ended December 31, 2020, the Company disposed of the GPRM reporting unit in its entirety and derecognized the associated goodwill accordingly.
The changes in the carrying amount of goodwill (for each period a consolidated balance sheet is presented) allocated to the Company's reportable segments starting with the year ended December 31, 2020 and continuing to the year ended December 31, 2021 were as follows (in millions):

	Materials & Construction	Commercial Real Estate	Total
Carrying amount of goodwill:
Gross amount of goodwill	$93.6	$8.7	$102.3
Accumulated impairment losses	(86.9)	—	(86.9)
Balance, January 1, 2020	$6.7	$8.7	$15.4

Gross amount of goodwill included in disposal	(7.1)	—	(7.1)
Accumulated impairment losses included in disposal	2.2	$—	2.2

Carrying amount of goodwill:
Gross amount of goodwill	86.5	8.7	95.2
Accumulated impairment losses	(84.7)	—	(84.7)
Balance, December 31, 2020	$1.8	$8.7	$10.5

Impairment losses	$(1.8)	$—	(1.8)

Carrying amount of goodwill:
Gross amount of goodwill	86.5	8.7	95.2
Accumulated impairment losses	(86.5)	—	(86.5)
Balance, December 31, 2021	$—	$8.7	$8.7

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
During the year ended December 31, 2021, the Company recorded a non-cash impairment charge of $1.8 million related to its one remaining M&C reporting unit based upon the results of its annual goodwill impairment test performed.
The Company's goodwill and impairment test estimated the fair value of the M&C reporting unit using an income approach that was based on a discounted cash flow analysis. The Company classified these fair value measurements as Level 3. The weighted-average discount rate used in the 2021 valuation was 13.0%.
9.    Fair Value Measurements
The fair value of the Company's cash and cash equivalents, restricted cash, accounts receivable, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.
The fair value of the Company's notes receivable approximates the carrying amount of $8.4 million and $11.5 million as of December 31, 2021 and 2020. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as a Level 3 measurement in the fair value hierarchy.
At December 31, 2021, the carrying amount of the Company's notes payable and other debt was $532.7 million and the corresponding fair value was $554.3 million. At December 31, 2020, the carrying amount of the Company's notes payable and other debt was $687.1 million and the corresponding fair value was $704.1 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements (Level 3).
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
During the years ended December 31, 2021, 2020 and 2019, the Company recorded aggregate impairment charges of $26.1 million, $5.6 million and $49.7 million related to goodwill and/or other long-lived assets. During the year ended December 31, 2021, the Company also recorded an other-than-temporary-impairment charge of $2.9 million related to an equity method investment. The Company has classified the fair value measurements as a Level 3 measurement in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates and management assumptions.
Impairment of Investments in Unconsolidated Affiliate: The Company's investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is believed to be other-than-temporary. Significant estimates that are highly subjective and with considerable judgment are involved, including the Company's current and future evaluation of general economic and market conditions, estimates regarding the timing and amount of future cash flows, including revenue, and cost of sales, and appropriate discount rates based on the perceived risks, among others. Changes in these and other assumptions could affect the fair value of the unconsolidated affiliate. The Company classified these fair value measurements as Level 3.
During the year ended December 31, 2021, the Company determined that its investment in Maui Paving was other-than-temporarily impaired due to lower paving volumes and persisting, competitive market pressures that negatively affect sales and margins. As a result, the Company estimated the fair value of its investment in Maui Paving using a discounted cash flow model and recorded a non-cash, other-than-temporary impairment of $2.9 million. In the years ended December 31, 2020 and 2019, the Company did not recognize any impairments of its investments in affiliates.
10.     Notes Payable and Other Debt
As of December 31, 2021 and 2020, Notes payable and other debt consisted of the following (in millions):

			Principal Outstanding
Debt	Interest Rate (%)	Maturity Date	December 31, 2021	December 31, 2020
Secured:
Kailua Town Center	(1)	2021	$—	$9.8
Kailua Town Center #2	3.15%	2021	—	4.5
Heavy Equipment Financing	(2)	(2)	1.9	3.2
Laulani Village	3.93%	2024	60.2	61.3
Pearl Highlands	4.15%	2024	79.4	81.4
Manoa Marketplace	(3)	2029	56.3	57.9
Subtotal			$197.8	$218.1
Unsecured:
Bank syndicated loan	(4)	2021	—	50.0
Series A Note	5.53%	2024	21.3	28.4
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	45.0	46.0
Series C Note	5.56%	2026	13.0	22.0
Series F Note	4.35%	2026	15.2	19.7
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	28.1	29.6
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$285.1	$358.2
Revolving Credit Facilities:
GLP Asphalt revolving credit facility	(5)	2022	—	—
A&B Revolver	(6)	2025	50.0	111.0
Subtotal			$50.0	$111.0
Total Debt (contractual)			$532.9	$687.3
Unamortized debt premium (discount)			—	—
Unamortized debt issuance costs			(0.2)	(0.2)
Total debt (carrying value)			$532.7	$687.1

(1) Loan had a stated interest rate of LIBOR plus 1.50% but was swapped through maturity to a 5.95% fixed rate. Loan was repaid in full in September 2021.
(2) Loans have a weighted average stated interest rate of approximately 2.80% and stated maturity dates ranging from 2021 to 2024.
(3) Loan has a stated interest rate of LIBOR plus 1.35% but is swapped through maturity to a 3.14% fixed rate.
(4) Loan had a stated interest rate of LIBOR plus 1.80% based on a pricing grid, and its LIBOR component was swapped through maturity. Loan was repaid in full in August 2021.
(5) Loan has a stated interest rate of LIBOR plus 1.75%.
(6) Loan has a stated interest rate of LIBOR plus 1.05% based on pricing grid. $50.0 million is swapped through February 2023 to a 2.40% fixed rate.
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
Secured Debt
Kailua Town Center: On December 20, 2013, the Company consummated the acquisition of the Kailua Portfolio, a collection of retail assets on Oahu. In connection with the acquisition of the Kailua Portfolio, the Company assumed a $12.0 million mortgage note, with a maturity date in September 2021, and an interest rate swap that effectively converted the floating rate debt to a fixed rate of 5.95% (refer to Note 11). This note was repaid in full in September 2021.
The Company also secured a $5.0 million second mortgage on the Kailua Portfolio during the first quarter of 2017 that bore interest at 3.15% and matured in 2021. This note was also repaid in full in September 2021.
Heavy Equipment Financing: In connection with the M&C segment, the Company enters into leases for machinery and equipment related to its businesses that are classified as finance leases. Finance leases are further discussed in Note 15.
Laulani Village: In connection with asset acquisitions of commercial real estate improved properties made in the year ended December 31, 2018, the Company assumed a $62.0 million mortgage secured by Laulani Village that matures on May 1, 2024. The note bears interest at 3.93% and required monthly interest payments of approximately $0.2 million until May 2020 and principal and interest payments of approximately $0.3 million thereafter.
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
Assets Pledged as Collateral: The gross book value of the commercial real estate assets pledged as collateral described above at December 31, 2021 was $345.9 million.
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
Bank Syndicated Loan: In February 2018, the Company entered into an agreement with Wells Fargo Bank, National Association ("Wells Fargo") and a syndicate of other financial institutions that provides for a $50.0 million term loan facility ("Wells Fargo Term Facility" or "Bank Syndicated Loan"). The Company also drew $50.0 million under the Wells Fargo Term Facility in February 2018 and used such term loan proceeds to repay amounts that were borrowed under revolving credit facilities described below. Borrowings under the Wells Fargo Term Facility bore interest at a variable base rate (LIBOR), as defined, plus a margin that is determined using a leverage based pricing grid. In February 2020 the Company entered into an interest rate swap agreement with a notional amount equal to the principal amount of the debt to fix the variable interest rate (LIBOR) on the related periodic interest payments resulting in an effective rate (subject to changes in the margin based on a pricing grid) of 3.15% as of December 31, 2021 (refer to Note 11). On August 31, 2021, concurrent with the closing of the A&B Revolver (discussed in Revolving credit facilities section below), the Company drew $50.0 million on the A&B Revolver and repaid the Bank Syndicated Loan in full, plus accrued interest, and satisfied all obligations thereto. The Company has committed to maintaining a $50.0 million draw on the A&B Revolver until February 27, 2023, the maturity date of the interest rate swap, in order to maintain an effective hedging relationship.
Term Loan 5: In November 2017, the Company entered into a rate lock commitment to draw $25.0 million under its Note Purchase and Private Shelf Agreement with AIG Asset Management (U.S.), LLC. Under the commitment, the Company drew $25.0 million in December 2017. The note bears interest at 4.30% and matures on December 20, 2029. Interest only is paid semi-annually and the principal balance is due at maturity. On August 31, 2021, the Company entered into an agreement with AIG Asset Management to amend certain covenants related to the AIG Private Shelf Facility. All other terms of this agreement remain substantially unchanged.
Revolving credit facilities
GLP Asphalt Revolving Credit Facility: GLP Asphalt, a consolidated joint venture in the M&C segment, has a $30.0 million line of credit (the "GLP Asphalt Revolving Credit Facility") with Wells Fargo. The GLP Asphalt Revolving Credit Facility is collateralized by the subsidiary's accounts receivable, inventory and equipment and may only be used for asphalt purchase. The Company and the noncontrolling interest holder are guarantors, on a several basis, for their pro rata shares (based on membership interests) of borrowings under the line of credit. In September 2018, GLP Asphalt entered into a Third Amended Credit Agreement with Wells Fargo, which amended and extended its existing $30.0 million committed revolving credit facility, reduced the interest rate by 25 basis points and added a fee of 20 basis points on the unused amount of the GLP Asphalt Revolving Credit Facility. In April 2021, the Company entered into a Fourth Amendment to Credit Agreement with Wells Fargo, which extended the maturity date to February 01, 2022, reduced the maximum advance to $12.5 million, increased the interest rate by 50 basis points, and increased the unused commitment fee by 25 basis points. In January 2022, the Company entered into a Fifth Amendment to Credit Agreement, which extended the maturity date to May 01, 2022.
A&B Revolver: The Company had a revolving senior credit facility that provided for an aggregate $350.0 million, five-year unsecured commitment (the "Historical Revolving Credit Facility"), with an uncommitted $100.0 million increase option. The Historical Revolving Credit Facility also provided for a $100.0 million sub-limit for the issuance of standby and commercial letters of credit and an $80.0 million sub-limit for swing line loans. Amounts drawn under the facilities would bear interest at a stated rate, as defined, plus a margin determined based on a pricing grid using the ratio of debt to total adjusted asset value, as defined. The agreement contained certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum EBITDA to fixed charges ratio, maximum debt to total assets ratio, minimum unencumbered income-producing asset value to unencumbered debt ratio, and limitations on priority debt, as defined in the agreement. In December 2015, the Historical Revolving Credit Facility was amended to extend the maturity date to December 2020.
In September 2017, the Company entered into a Second Amended and Restated Credit Agreement ("2017 A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, and other lenders party thereto, which amended and restated the existing $350.0 million commitment under the Historical Revolving Credit Facility. The 2017 A&B Revolver increased the total revolving commitments to $450.0 million, extended the term of the facilities to September 15, 2022, amended certain covenants, and reduced the interest rates and fees charged under the Historical Revolving Credit Facility. All other terms under the Historical Revolving Credit Facility remained substantially unchanged.
In August 2021, the Company entered into a Third Amended and Restated Credit Agreement ("2021 A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, which amended and restated the existing $450.0 million committed under the 2017 A&B Revolver. The 2021 A&B Revolver increased the total revolving commitments to $500.0 million, extended the term of the facilities to August 29, 2025, and includes two six-month extension options. In addition, the 2021 A&B Revolver amended certain covenants (see below) and reduced the interest rates and fees charged under the financials-based pricing grid of the 2017 A&B Revolver.
At December 31, 2021, the Company had $50.0 million of revolving credit borrowings outstanding, $1.1 million in letters of credit had been issued against the facility, and $448.9 million remained available.
Covenants under 2021 A&B Revolver, Prudential Series Notes, and Term Loan 5 (subsequent to amendments)
The principal amendments under the 2021 A&B Revolver, the Prudential Amendment, and the AIG Amendment are as follows:
•An increase in the maximum ratio of secured debt to total adjusted asset value from 0.25:1.0 to 0.40:1.0.
•Establishes the minimum shareholders' equity amount to be $865.6 million plus 75% percent of the net proceeds received from equity issuances after June 30, 2021.

•Modification of the minimum unencumbered fixed charge coverage ratio to an unencumbered interest coverage ratio and increases the ratio from 1.50:1.0 to 1.75:1.0.

Debt principal payments
At December 31, 2021, debt principal payments and maturities during the next five years and thereafter and the corresponding amount of unamortized deferred financing costs or debt discounts or premiums were as follows (in millions):

	Scheduled principal payments
	2022	2023	2024	2025	2026	There- after	Total Principal	(Unamort Debt Issue Cost)/ (Discount) Premium	Total
Secured debt	$6.0	$6.0	$135.0	$1.9	$1.9	$47.0	$197.8	$(0.1)	$197.7
Unsecured debt	24.1	28.6	22.0	38.3	67.0	105.1	285.1	(0.1)	285.0
Revolving credit facilities	—	—	—	50.0	—	—	50.0	—	50.0
Total Notes payable and other debt	$30.1	$34.6	$157.0	$90.2	$68.9	$152.1	$532.9	$(0.2)	$532.7

11.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed-rate and variable-rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash flow hedges of interest rate risk
The Company has two interest rate swap agreements designated as cash flow hedges whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Interest Rate	December 31, 2021	December 31, 2021	December 31, 2020	Balance Sheet
4/7/2016	8/1/2029	3.14%	$56.3	$(1.7)	$(4.8)	Accrued and other liabilities
2/13/2020	2/27/2023	3.15%	$50.0	$(0.5)	$(1.3)	Accrued and other liabilities
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
The following table represents the pre-tax effect of the derivative instruments in the Company's consolidated statement of comprehensive income (loss) during the years ended December 31, 2021 and 2020 (in millions):

	2021	2020
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$2.3	$(6.9)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$1.6	$1.0
As of December 31, 2021, the Company expects to reclassify $1.6 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.

Non-designated hedges
The Company's single interest rate swap that was not designated as a cash flow hedge matured on September 1, 2021. Key terms were as follows (dollars in millions):

Effective	Maturity	Fixed	Notional Amount at	Asset (Liability) Fair Value at		Classification on
Date	Date	Interest Rate	December 31, 2021	December 31, 2021	December 31, 2020	Balance Sheet
1/1/2014	9/1/2021	5.95%	$—	$—	$(0.3)	Accrued and other liabilities
The Company records gains or losses related to interest rate swaps that have not been designated as cash flow hedges in Interest and other income (expense), net in its consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company recognized gains related to changes in fair value of $0.3 million and $0.2 million, respectively.
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
12.    Commitments and Contingencies
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's consolidated balance sheets as of December 31, 2021:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.1 million as of December 31, 2021. These letters of credit primarily relate to the Company's workers' compensation plans and construction activities; if drawn upon the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's construction and real estate activities totaled $250.4 million as of December 31, 2021. Approximately $231.8 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds); if drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of December 31, 2021, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $61.2 million.
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
•Guarantees of indebtedness may be provided by the Company for the benefit of financial institutions providing credit to unconsolidated equity method investees. As of December 31, 2021, the Company had one arrangement with third party lenders that provided for a limited guarantee on any outstanding amounts related to an unconsolidated equity method investee's line of credit; related to borrowings on such line of credit by the equity method investee, there were none outstanding as of December 31, 2021.
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
On October 11, 2019, the BLNR took up the renewal of all the existing water revocable permits in the state, acting under the ICA Ruling, and approved the continuation of the four East Maui water revocable permits for another one-year period through December 31, 2020. On November 13, 2020, the BLNR approved another renewal of such permits through December 31, 2021.
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to have the BLNR enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. As a final judgement has not yet been entered, the time to appeal has not yet run. The court is separately considering a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny them a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. On May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated and ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits should be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 and a decision is pending. On December 27, 2021, the court further modified its ruling to say that the permits will remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court.
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
13.     Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate, Land Operations and Materials & Construction segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 14 for further discussion of lessor income recognition. The Land Operations and Materials & Construction segments generate revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the years ended December 31, 2021, 2020 and 2019 was as follows (in millions):

	2021	2020	2019
Revenues:
Commercial Real Estate	$173.2	$150.0	$160.6
Land Operations:
Development sales revenue	16.0	7.9	57.2
Unimproved/other property sales revenue	41.3	9.7	32.4
Other operating revenue	22.6	21.1	22.6
Land Operations	79.9	38.7	112.2
Materials & Construction	126.2	116.6	162.4
Total revenues	$379.3	$305.3	$435.2
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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of December 31, 2021 and 2020 (in millions):

	2021	2020
Accounts receivable	$25.1	$39.5
Contracts retention	5.1	7.3
Allowances (credit losses and doubtful accounts)	(1.3)	(3.3)
Accounts receivable and retention, net	$28.9	$43.5
Costs and estimated earnings in excess of billings on uncompleted contracts	$10.4	$2.3
Billings in excess of costs and estimated earnings on uncompleted contracts	$6.8	$8.5
Variable consideration	$62.0	$62.0
Other deferred revenue	$6.5	$4.9
For the year ended December 31, 2021, the Company recognized revenue of approximately $8.1 million related to the Company's contract liabilities reported as of December 31, 2020. For the year ended December 31, 2020, the Company recognized revenue of approximately $7.4 million related to the Company's contract liabilities reported as of December 31, 2019.
On December 17, 2018, A&B entered into a Purchase and Sale Agreement and Escrow Instructions (the "PSA") with Mahi Pono (the "Buyer") related to the sale of agricultural land on Maui. In connection with the sale, the Company deferred approximately $62.0 million of revenue related to certain performance obligations involving securing adequate water to support the Buyer's agricultural plans for the land, through an agreement with the State of Hawai‘i to provide rights to access state water for agricultural irrigation (“State Water Lease”), as well as ensuring that the Buyer has continued access to water prior to the issuance of the State Water Lease. Under the terms of the PSA, the Company may be required to remit amounts up to $62.0 million to the Buyer to the extent performance obligations are not met (recorded as deferred revenue of $62.0 million as of December 31, 2021 and 2020).
Regarding other information related to the Company's contracts with customers, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not material in any of the periods presented. Further, the total amount of the transaction price allocated to either wholly unsatisfied or partially satisfied performance obligations was $140.5 million and $120.8 million as of December 31, 2021 and 2020, respectively. The Company expects to recognize approximately 65% to 75% of this contract consideration as revenue in 2022, with the remaining recognized thereafter.
Finally, additional information related to uncompleted contracts (presented in the contract assets and contract liabilities table above) as of December 31, 2021 and 2020, is as follows (in millions):

	2021	2020
Costs incurred on uncompleted contracts	$346.2	$389.8
Estimated earnings	35.0	41.1
Subtotal	381.2	430.9
Billings to date	(377.6)	(437.1)
Total	$3.6	$(6.2)

14.     Leases - The Company As Lessor
The Company leases real estate property to tenants under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
As a result of the coronavirus pandemic ("COVID-19"), the Company provided certain of its tenants rent relief arrangements during each of the years ended December 31, 2020 and 2021, which typically consisted of rent deferrals or other relief modifications that resulted in changes to fixed contractual lease payments for specified months. Consistent with lease accounting guidance and interpretations provided by the FASB for rent relief arrangements specifically related to COVID-19, the Company elected to treat such eligible lease concessions (i.e., such rent deferrals, fixed-to-variable modifications or payment forgiveness arrangements that do not result in a substantial increase in the rights of the lessor or obligations of the lessee) outside of the lease accounting modification framework.
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
The Company assesses collectability on all such amounts due under leases and only recognizes revenue to the extent such amounts are probable of collection (or payment is received). During the year ended December 31, 2020, the Company projected a higher amount of uncollectable tenant billings due to COVID-19 and consequently recorded reductions in revenue of $15.4 million related to aggregate charges for CRE accounts receivable and unbilled straight-line lease receivables for which the Company assessed that the tenant's future payment of amounts due under leases was not probable. Further, during the year ended December 31, 2020, the Company recorded reductions of revenue of $3.6 million related to the allowance for doubtful accounts for other impacted operating lease receivables.
During the year ended December 31, 2021, the Company collected cash receipts of $4.3 million related to CRE accounts receivables that were previously assessed as uncollectible, which resulted in a net addition to revenue of $1.2 million. Further, during the year ended December 31, 2021, the Company recorded additions to revenue of $1.7 million related to the allowance for doubtful accounts for other impacted operating lease receivables.
A summary of the impact of revenue reductions (increases) related to CRE tenant collectability assessments, provisions, and other relief modifications and adjustments is as follows:

	2021	2020
Tenant collectability assessments and allowances for doubtful accounts
Impact to billed accounts receivable	$(1.3)	$10.6
Impact to straight-line lease receivables	0.1	4.8
Total revenue reductions (increases) - tenant collectability assessments	$(1.2)	$15.4
Provision for allowance for doubtful accounts	(1.7)	3.6
Total revenue reductions (increases) - tenant collectability assessments and allowance for doubtful accounts	$(2.9)	$19.0

Other relief modifications and other adjustments[1]	$7.5	$6.4
Total revenue reductions (increases) related to adjustments, assessments and provisions	$4.6	$25.4

Total revenue reductions (increases) impacting billed accounts receivable only[2]	$4.5	$20.6
[1] Primarily related to COVID-19, but may include other adjustments (e.g., adjustments due to tenant bankruptcies).
[2] Excludes the impact to unbilled straight-line lease receivables.

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
The historical cost of, and accumulated depreciation on, leased property as of December 31, 2021 and 2020 was as follows (in millions):

	2021	2020
Leased property - real estate	$1,563.2	$1,525.3
Less: Accumulated depreciation	(182.2)	(152.2)
Property under operating leases, net	$1,381.0	$1,373.1
Total rental income (i.e., revenue) under these operating leases relating to lease payments and variable lease payments were as follows (in millions):

	2021	2020
Lease payments	$123.6	$113.7
Variable lease payments	56.0	39.3
Total rental income	$179.6	$153.0
Contractual future lease payments to be received on non-cancelable operating leases as of December 31, 2021 were as follows (in millions):

2022	$117.5
2023	107.9
2024	96.0
2025	81.5
2026	67.1
Thereafter	477.5
Total future lease payments to be received	$947.5

15.    Leases - The Company As Lessee
Principal non-cancelable operating leases include land, office space, harbors and equipment that have lease terms that expire through 2043. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. The Company has equipment under finance leases with lease terms that expire through 2026.
Lease expense for operating leases that provide for future escalations are accounted for on a straight-line basis. For the years ended December 31, 2021 and 2020, lease expense under operating and finance leases was as follows (in millions):

	2021	2020
Lease cost - operating and finance leases:
Operating lease cost	$4.8	$4.6
Finance lease cost:
Amortization of right-of-use assets	1.3	1.2
Interest on lease liabilities	0.1	0.1
Total lease cost - operating and finance leases	$6.2	$5.9

Amounts related to other lease transactions:
Short-term lease cost	$0.9	$0.6
Variable lease cost	$0.8	$0.6
Sublease income	$0.3	$0.3

Other amounts relating to leases segregated between those for finance and operating leases include the following for the years ended December 31, 2021 and 2020 (dollars in millions):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4.8	$4.6
Operating cash outflows from financing leases	$0.1	$0.1
Financing cash flows from finance leases	$1.3	$1.2
Other details:
Weighted-average remaining lease term (years) - operating leases	12.1	9.1
Weighted-average remaining lease term (years) - finance leases	2.1	2.9
Weighted-average discount rate - operating leases	4.4%	4.4%
Weighted-average discount rate - finance leases	3.0%	3.2%
Future lease payments under non-cancelable operating and finance leases as of December 31, 2021 were as follows (in millions):

	Operating Leases	Finance Leases
2022	$4.8	$1.0
2023	3.7	0.8
2024	3.0	0.2
2025	1.5	—
2026	1.4	—
Thereafter	12.0	—
Total lease payments	$26.4	$2.0
Less: Interest	(7.0)	(0.1)
Total lease liabilities	$19.4	$1.9
ROU assets and lease liabilities related to operating leases are presented separately on the consolidated balance sheets. Information for finance leases as of the years ended December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
ROU assets	$3.5	$4.2
Lease liabilities	$1.9	$3.2
16.    Share-Based Payment Awards
The 2012 Incentive Compensation Plan ("2012 Plan") allows for the granting of stock options, restricted stock units and common stock. During 2018, the Company retroactively approved an increase to the shares of common stock reserved for issuance at January 1, 2018 from 4.3 million shares to 5.3 million shares. As of December 31, 2021 there were 1.0 million remaining shares available for grants. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions.
The 2012 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs, as more fully described below.
Discretionary Grant Program: Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100% of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of ten years. There were no option grants in 2021, 2020 or 2019, and the Company currently has no plans to issue options in the future.

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
The following table summarizes the Company's stock option activity for the year ended December 31, 2021 (in thousands, except weighted-average exercise price and weighted-average contractual life):

	2012 Plan Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2021	97.9	$14.80
Exercised	(97.9)	$14.80
Canceled	—	$—
Outstanding, December 31, 2021	—	$—	0 years	$—
Vested or expected to vest	—	$—	0 years	$—
Exercisable, December 31, 2021	—	$—	0 years	$—
The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2021 (in thousands, except weighted-average grant-date fair value amounts):

	2012 Plan Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2021	550.5	$25.44
Granted	376.6	$16.63
Vested	(167.4)	$20.48
Canceled	(82.0)	$29.62
Outstanding, December 31, 2021	677.7	$21.26
The time-based restricted stock units granted to employees vest ratably over a period of three years. The time-based restricted stock units granted to non-employee directors prior to 2018 vest ratably over a period of three years, and commencing in 2018, the time-based restricted stock units granted to non-employee directors vest over a one year period. The market-based performance share units cliff vest over three years, provided that the total shareholder return of the Company's common stock over the relevant period meets or exceeds pre-defined levels of total shareholder returns relative to indices, as defined.
As of December 31, 2021, there was $6.3 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2012 plan; that cost is expected to be recognized over a remaining weighted-average period of 1.7 years.
The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2021 Grants	2020 Grants	2019 Grants
Volatility of A&B common stock	47.2%	22.6%	23.6%
Average volatility of peer companies	51.1%	22.5%	24.2%
Risk-free interest rate	0.2%	1.3%	2.5%
The weighted-average grant date fair value of the time-based restricted units and market-based performance share units granted in 2021, 2020 and 2019 was $16.63, $22.01, and $20.05, respectively. No compensation cost is recognized for actual forfeitures of time-based or market-based awards if an employee is terminated prior to rendering the requisite service period. There was no tax benefit realized upon vesting for the years ended December 31, 2021, 2020, and 2019.

The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Share-based expense:
Time-based and market-based restricted stock units	$5.9	$5.8	$5.4
Total share-based expense	5.9	5.8	5.4
Total recognized tax benefit	—	—	—
Share-based expense (net of tax)	$5.9	$5.8	$5.4

Cash received upon option exercise	$1.4	$3.5	$2.6
Intrinsic value of options exercised	$0.6	$0.5	$2.6
Tax benefit realized upon option exercise	$—	$—	$—
Fair value of stock vested	$5.4	$3.0	$4.5
17.     Employee Benefit Plans
The Company has funded single-employer defined benefit pension plans that cover certain non-bargaining unit employees and bargaining unit employees of the Company, excluding Grace Pacific. In addition, the Company has plans that provide retiree health care and life insurance benefits to certain salaried and hourly employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of service. The Company does not pre-fund these health care and life insurance benefits and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.

Pension Plan Termination: On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”), which became effective on May 31, 2021. As a result, the Company has proceeded with the following steps in connection with the termination of the tax-qualified Defined Benefit Plans:
•In April 2021, the Company amended the plan agreements of the Defined Benefit Plans in order to provide for a limited lump-sum window for eligible participants;
•The Company filed the Application for Determination Upon Termination with the Internal Revenue Service ("IRS") in April 2021, and the Company received a favorable determination notice for federal tax purposes from the IRS in July 2021; and
•The Company is preparing the appropriate notices and documents to file related to the termination of the Defined Benefit Plans and wind-down with the Pension Benefit Guaranty Corporation (the “PBGC”), the U.S. Department of Labor, the trustee and any other appropriate parties.
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
Benefit Obligations, Plan Assets and Funded Status of the Plans: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans as of December 31, 2021 and 2020, and are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2021	2020	2021	2020	2021	2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$218.7	$204.4	$13.5	$10.1	$3.1	$2.8
Service cost	1.2	0.8	0.1	0.1	—	—
Interest cost	5.1	6.5	0.3	0.3	—	0.1
Plan participants’ contributions	—	—	0.7	0.8	—	—
Actuarial (gain) loss	17.2	21.1	(0.6)	3.7	—	0.2
Benefits paid	(15.0)	(14.1)	(1.4)	(1.5)	—	—
Settlement	—	—	—	—	—	—
Benefit obligation at end of year	$227.2	$218.7	$12.6	$13.5	$3.1	$3.1

Change in Plan Assets
Fair value of plan assets at beginning of year	$200.6	$190.5	$—	$—	$—	$—
Actual return on plan assets	(5.7)	24.2	—	—	—	—
Employer contributions	6.7	—	0.7	0.7	—	—
Participant contributions	—	—	0.7	0.8	—	—
Benefits paid	(15.0)	(14.1)	(1.4)	(1.5)	—	—
Settlement	—	—	—	—	—	—
Fair value of plan assets at end of year	$186.6	$200.6	$—	$—	$—	$—

Funded Status (Recognized Liability1)	$(40.6)	$(18.1)	$(12.6)	$(13.5)	$(3.1)	$(3.1)
1 Presented as Accrued pension and post-retirement benefits in the accompanying consolidated balance sheets as of December 31, 2021 and 2020.
Defined benefit pension plan actuarial losses in the changes in benefit obligations for 2021 and 2020 resulted primarily due to the decrease in discount rate (see assumptions used in table below).

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
The Company’s target allocation by asset category as of December 31, 2021, and the weighted-average asset allocations as of December 31, 2021 and 2020 were as follows:

	Target	2021	2020
Fixed income securities[1]	97%	98%	99%
Cash and cash equivalents	3%	2%	1%
Total	100%	100%	100%

[1]Fixed income securities include investment-grade corporate bonds from diversified industries and U.S. Treasuries.
Fair Value of Plan Assets: The fair values of the Company’s defined benefit pension plan assets as of December 31, 2021 and 2020, by asset category, are as follows (in millions):

	Fair Value Measurements at
	December 31, 2021			December 31, 2020
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Asset Category
Cash and cash equivalents	$4.6	$4.6	$—	$1.2	$1.2	$—
Assets measured at NAV	182.0	—	—	199.4	—	—
Total	$186.6	$4.6	$—	$200.6	$1.2	$—

The Company’s pension plan assets are held in a master trust and stated at estimated fair value, which is based on the fair values of the underlying investments. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.
Investments in funds that are measured at fair value using the net asset value ("NAV") per share practical expedient in accordance with ASC 820 have not been classified in the fair value hierarchy tables above. The NAV is based on the fair value of the underlying assets owned by the fund and is determined by the investment manager or custodian of the fund. The fair value amounts presented are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets. These investments primarily include other fixed income investments and securities.
Expected Rate-of-Return on Plan Assets: The expected return on plan assets assumption (2.6% for 2021 according to the table on assumptions used in plan accounting below) is principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability-driven investment strategy, and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans with similar asset mixes. For the years ended December 31, 2021 and 2020, the plan assets experienced a negative return of 2.8% and a positive return of 12.7%, respectively.

Accumulated Benefit Obligation for Defined Benefit Pension Plans: In 2007, the Company changed the traditional defined benefit pension plan formula for new non-bargaining unit employees hired after January 1, 2008 and, replaced it with a cash balance defined benefit pension plan formula. Subsequently, effective January 1, 2012, the Company changed the benefits under its traditional defined benefit plans for non-bargaining unit employees hired before January 1, 2008 and, replaced the benefit with the same cash balance defined benefit pension plan formula provided to those employees hired after January 1, 2008. Retirement benefits under the cash balance pension plan formula are based on a fixed percentage of eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the 10-year U.S. Treasury rate. During the year ended December 31, 2019, the Company amended the cash balance pension plan such that, effective January 1, 2020, benefit accruals under the cash balance formula would cease and would be replaced with a non-elective contribution by the Company into a defined contribution plan. All accumulated benefits under the traditional defined benefit pension plan and the cash balance pension plan will remain credited to employees' accounts under the amendments made in 2019. During the year ended December 31, 2020, the Company amended the traditional defined benefit pension plan formula for remaining bargaining unit employees to cease accruals effective January 1, 2021.
The accumulated benefit obligation for the Company’s qualified pension plans was $227.2 million and $218.7 million as of December 31, 2021 and 2020, respectively.
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	2022	2023	2024	2025	2026	2027-2031
Estimated Benefit Payments
Pension	$227.9	$—	$—	$—	$—	$—
Post-retirement Benefits	0.7	0.7	0.7	0.7	0.7	3.1
Non-qualified Plan Benefits	0.6	0.6	—	1.9	—	—
Total estimated benefit payments	$229.2	$1.3	$0.7	$2.6	$0.7	$3.1
Estimated Future Contributions: Contributions are determined annually for each plan by the Company’s pension Administrative Committee, based upon the actuarial-determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. During the year ended December 31, 2021, the Company made a contribution of $6.7 million to its defined benefit pension plans for the 2020 plan year. During the years ended December 31, 2020 and 2019, the Company made no contributions to its defined benefit pension plans. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

Net Benefit Cost Recognized and Amounts Recognized in Other Comprehensive Income: Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during the years ended December 31, 2021, 2020 and 2019, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits			Non-qualified Plan Benefits
Components of Net Periodic Benefit Cost	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$(1.2)	$(0.8)	$(2.3)	$(0.1)	$(0.1)	$(0.1)	$—	$—	$(0.1)
Interest cost	(5.1)	(6.5)	(8.0)	(0.3)	(0.3)	(0.4)	—	(0.1)	(0.1)
Expected return on plan assets	5.0	6.8	7.3	—	—	—	—	—	—
Amortization of net loss	(2.5)	(2.5)	(4.1)	—	0.1	0.1	(0.1)	(0.1)	—
Amortization of prior service cost	—	—	0.6	—	—	—	—	—	0.1
Curtailment gain (loss)	—	—	1.3	—	—	—	—	—	0.1
Settlement gain (loss)	—	—	—	—	—	—	—	—	—
Net periodic benefit cost	$(3.8)	$(3.0)	$(5.2)	$(0.4)	$(0.3)	$(0.4)	$(0.1)	$(0.2)	$—

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net gain (loss)	$(28.0)	$(3.8)	$5.2	$0.6	$(3.7)	$0.3	$—	$(0.2)	$(0.2)
Amortization of net loss[1]	2.6	2.5	4.1	0.1	(0.1)	(0.1)	0.1	0.1	—
Prior service credit	—	—	—	—	—	—	—	—	—
Prior service cost	—	(0.1)	—	—	—	—	—	—	—
Amortization of prior service credit[1]	—	—	(0.6)	—	—	—	—	—	(0.1)
Curtailment gain recognition of prior service credit[1]	—	—	(1.3)	—	—	—	—	—	(0.1)
Recognition of settlement loss[1]	—	—	—	—	—	—	—	—	—
Total recognized in Other comprehensive income (loss)	(25.4)	(1.4)	7.4	0.7	(3.8)	0.2	0.1	(0.1)	(0.4)
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$(29.2)	$(4.4)	$2.2	$0.3	$(4.1)	$(0.2)	$—	$(0.3)	$(0.4)

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
Amounts recognized on the consolidated balance sheets in accumulated other comprehensive income (loss) as of December 31, 2021 and 2020, were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2021	2020	2021	2020	2021	2020
Net gain (loss), net of taxes	$(74.5)	$(48.8)	$(2.6)	$(3.6)	$(0.7)	$(0.8)
Unrecognized prior service credit (cost), net of taxes	(0.1)	(0.1)	—	—	—	—
Total	$(74.6)	$(48.9)	$(2.6)	$(3.6)	$(0.7)	$(0.8)

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
Assumptions in Plan Accounting: The weighted average assumptions used to determine benefit information during the years ended December 31, 2021, 2020 and 2019, were as follows:

	Pension Benefits			Other Post-retirement Benefits			Non-qualified Plan Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Weighted Average Assumptions
Discount rate to determine benefit obligations	2.26%	2.40%	3.29%	2.86%	2.49%	3.38%	1.68%	1.07%	2.48%
Discount rate to determine net cost	2.39%	3.28%	4.33%	2.48%	3.38%	4.38%	1.07%	2.48%	3.78%
Rate of compensation increase	N/A	N/A	0.5%-3.0%	0.5%-3.0%	0.5%-3.0%	0.5%-3.0%	N/A	N/A	N/A
Expected return on plan assets	2.60%	3.70%	4.30%	N/A	N/A	N/A	N/A	N/A	N/A
Interest crediting rates	2.15%	0.71%	1.68%	N/A	N/A	N/A	2.15%	0.71%	1.68%
Initial health care cost trend rate	N/A	N/A	N/A	5.90%	5.70%	6.00%	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A	4.00%	4.50%	4.50%	N/A	N/A	N/A
Year ultimate rate is reached	N/A	N/A	N/A	2045	2037	2037	N/A	N/A	N/A
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
The Company's participation in these plans and the historical activity for the years ended December 31, 2021, 2020 and 2019, are outlined in the table below. Regarding the Hawai‘i Laborers Trust Funds, GPRS and GPRM (as applicable prior the Company's disposal of GPRM in the year ended December 31, 2020) had separate contracts and are presented separately in the table below to reflect the historical contributions by relevant entity.
The "EIN Pension Plan Number" column provides the Employee Identification Number (EIN) and the 3-digit plan number, if applicable. The most recent Pension Protection Act ("PPA") zone status is based on the most recent annual report received from the plan for the following plan year ends (as certified by the plan's actuary) :
•Pension Trust Fund for Operating Engineers Pension Plan - December 31, 2020
•Laborer's National (Industrial) Pension Fund - December 31, 2020
•Hawai‘i Laborer's Trust Funds - February 28, 2021

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
The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented and the "Surcharge Imposed" column represents whether the Company has paid a surcharge to the plan as of December 31, 2021. The "Expiration Date" column describes the expiration dates of the collective-bargaining agreements requiring contributions to the plan.

			FIP/RP Status	Contribution by Entity	Contribution by Entity	Contribution by Entity	Surcharge Imposed	Expiration Date
Fund	EIN Pension Plan Number	PPA Zone Status	Pending/Implemented	Jan. 1 - Dec. 31, 2021	Jan. 1 - Dec. 31, 2020	Jan. 1 - Dec. 31, 2019
Operating Engineers	94-6090764; 001	Yellow	Yes	$3.5	$3.3	$4.1	No	8/31/24
Laborers National	52-6074345; 001	Green	Yes	0.2	0.2	0.2	No	8/31/24
Hawai‘i Laborers (GPRM)	99-6025107; 001	Green	No	—	0.3	1.1	No	N/A
Hawai‘i Laborers (GPRS)	99-6025107; 001	Green	No	0.2	0.2	0.2	No	9/30/24
Total				$3.9	$4.0	$5.6
As of the end of each respective period, based upon the most recently available annual reports for the applicable plan year, plans reporting that the Company's contributions represented more than 5% of the plan's total contributions for the applicable plan year were as follows: as of December 31, 2021 and December 31, 2020, there were no such plans; as of December 31, 2019, there was one plan (Hawai‘i Laborers Trust Fund).
A&B Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Code and provides matching contributions of up to 3% of eligible compensation. The Company’s matching contributions expensed under these plans totaled $0.6 million, $0.6 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company also maintains profit sharing plans and, if a minimum threshold of Company performance is achieved, provides contributions of 1% to 5%, depending upon Company performance above the minimum threshold. There were $0.7 million, $0.5 million and $0.3 million of profit sharing contribution expenses recognized in the years ended December 31, 2021, 2020 and 2019, respectively.
As noted above, during the year ended December 31, 2019, the Company amended the cash balance pension plan such that, effective January 1, 2020, benefit accruals under the cash balance formula would cease and would be replaced with a non-elective contribution of 3% of the participant's annual eligible compensation made by the Company into the participant's defined contribution plan. The Company's contribution expensed under this non-elective component of the defined contribution plan totaled $0.6 million, $0.7 million, and zero for the years ended December 31, 2021, 2020 and 2019, respectively.
Grace Pacific 401(k) Plans: The Company allows for discretionary non-elective employer contributions up to the sum of 10% of each eligible employee's compensation for the 12 months in the plan year, subject to certain limitations. Management revenue sharing bonuses can be deferred to the employee's 401(k) account, but will be subject to the IRS' annual limit on employee elective deferrals. Grace Pacific recognized discretionary employer contribution and revenue sharing expense of $1.1 million, $1.1 million, and $1.1 million in the years ended December 31, 2021, 2020 and 2019, respectively.
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
Distributions with respect to the Company’s common stock can be characterized for federal income tax purposes as ordinary income, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Taxable distributions paid for the years ended December 31, 2021, 2020 and 2019, were classified as ordinary income.
The income tax expense (benefit) on income (loss) from continuing operations for the years ended December 31, 2021, 2020 and 2019, consisted of the following (in millions):

	2021	2020	2019
Current:
Federal	$0.1	$(0.1)	$(1.6)
State	(0.1)	(0.3)	(0.4)
Current	$—	$(0.4)	$(2.0)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Deferred	$—	$—	$—
Income tax expense (benefit)	$—	$(0.4)	$(2.0)
Income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019, differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2021	2020	2019
Computed federal income tax expense (benefit)	$7.8	$1.2	$(8.2)
State income taxes	(0.7)	(1.1)	(5.1)
Valuation allowance	1.7	3.4	8.3
REIT rate differential	(9.0)	(4.7)	(7.9)
Amended return	—	—	(1.1)
Noncontrolling interest	(0.1)	0.1	0.5
Goodwill impairment	0.5	—	12.4
Other, net	(0.2)	0.7	(0.9)
Income tax expense (benefit)	$—	$(0.4)	$(2.0)
The change in the Company's effective tax rate for the year ended December 31, 2021, as compared to the year ended December 31, 2020, is primarily due to impairments incurred in 2021, changes in the valuation allowance on deferred tax assets during the year and overall increase in pretax book income for the year ended December 31, 2021.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020, were as follows (in millions):

	2021	2020
Deferred tax assets:
Employee benefits	$17.7	$11.5
Capitalized costs	1.6	5.5
Joint ventures and other investments	6.4	42.6
Impairment and amortization	1.7	1.6
Solar investment benefits	15.7	15.7
Insurance and other reserves	6.0	6.4
Disallowed interest expense	10.5	9.1
Net operating losses	52.6	20.5
Operating lease liability	1.6	2.0
Other	3.0	3.2
Total deferred tax assets	$116.8	$118.1
Valuation allowance	(109.6)	(104.0)
Total net deferred tax assets	$7.2	$14.1

Deferred tax liabilities:
Property (including tax-deferred gains on real estate transactions)	$5.6	$12.2
Operating lease asset	1.6	1.9
Other	—	—
Total deferred tax liabilities	$7.2	$14.1

Net deferred tax assets (liabilities)	$—	$—
Federal tax credit carryforwards at December 31, 2021, totaled $8.7 million and will expire in 2036. State tax credit carryforwards at December 31, 2021, totaled $6.9 million and may be carried forward indefinitely under state law. As of December 31, 2021, the Company had gross federal net operating loss carryforwards of $201.1 million ($42.2 million tax-effected), of which $15.9 million ($3.3 million tax-effected) will expire in 2037, with the remaining being carried forward indefinitely under federal law. As of December 31, 2021, the Company had state net operating loss carryforwards of $204.8 million ($10.4 million tax-effected), of which $17.2 million ($0.9 million tax-effected) of Hawai‘i net operating loss carryforwards will expire in 2037, and the remaining being carried forward indefinitely.
A valuation allowance must be provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities and appropriate tax law.
Due to the recent losses the Company has generated in its TRS, the Company believes that it is more likely than not that its U.S. and state deferred tax assets will not be realized as of December 31, 2021. Therefore, the Company recorded an increase in the valuation allowance of $5.6 million on its net U.S. and state deferred tax assets for the current period. Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets may cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which reversal of a valuation allowance should occur. The net change to the valuation allowance recorded during each of the years ended December 31, 2021, 2020 and 2019, was as follows (in millions):

	Balance at Beginning of Year	Net Change	Balance at End of Year
2021	$104.0	$5.6	$109.6
2020	$99.3	$4.7	$104.0
2019	$91.5	$7.8	$99.3
The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. Due to the Company's valuation allowance in the respective periods, there were no net tax benefits recognized from share-based transactions for the years ended December 31, 2021, 2020 and 2019.

The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. As of December 31, 2021, accrued interest and penalties were not material. The Company has not identified any material unrecognized tax positions and as such has no related interest or penalty accruals.
As of December 31, 2021, tax years 2018 and later are open to audit by the tax authorities. The Company does not believe that the result of any potential audits will have a material adverse effect on its results of operations, financial condition or liquidity.
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
The following table provides a reconciliation of income (loss) from continuing operations to income (loss) from continuing operations available to A&B shareholders and net income (loss) available to A&B shareholders for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Income (loss) from continuing operations	$36.9	$6.0	$(36.9)
Exclude: Loss (income) attributable to noncontrolling interest	(0.4)	0.4	2.0
Income (loss) from continuing operations attributable to A&B shareholders	36.5	6.4	(34.9)
Distributions and allocations to participating securities	(0.3)	(0.1)	(0.2)
Income (loss) from continuing operations available to A&B shareholders	36.2	6.3	(35.1)
Income (loss) from discontinued operations available to A&B shareholders	(1.1)	(0.8)	(1.5)
Net income (loss) available to A&B common shareholders	$35.1	$5.5	$(36.6)
The number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 were as follows (in millions):

	2021	2020	2019
Denominator for basic EPS - weighted average shares outstanding	72.5	72.3	72.2
Effect of dilutive securities:
Stock options and restricted stock unit awards	0.1	0.1	—
Denominator for diluted EPS - weighted average shares outstanding	72.6	72.4	72.2
There were zero, 0.3 million, and 0.2 million shares of anti-dilutive securities outstanding during the years ended December 31, 2021, 2020 and 2019, respectively.

20.    Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) principally includes amortization of deferred pension and postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31, 2021 and 2020 (in millions):

	2021	2020
Employee benefit plans:
Pension plans	$(74.6)	$(48.9)
Post-retirement plans	(2.6)	(3.6)
Non-qualified benefit plans	(0.7)	(0.8)
Total employee benefit plans	(77.9)	(53.3)
Interest rate swap	(2.8)	(6.7)
Accumulated other comprehensive income (loss)	$(80.7)	$(60.0)
The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2021, 2020 and 2019 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2019	$(55.2)	$3.3	$(51.9)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	5.3	(4.0)	1.3
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	1.9	(0.1)	1.8
Balance, December 31, 2019	$(48.0)	$(0.8)	$(48.8)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	(7.7)	(6.9)	(14.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	2.4	1.0	3.4
Balance, December 31, 2020	$(53.3)	$(6.7)	$(60.0)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	(27.4)	2.3	(25.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	2.8	1.6	4.4
Balance, December 31, 2021	$(77.9)	$(2.8)	$(80.7)
The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 were as follows (in millions):

	2021	2020	2019
Unrealized interest rate hedging gain (loss)	$2.3	$(6.9)	$(4.0)
Actuarial loss	(27.4)	(7.7)	5.3
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	1.6	1.0	(0.1)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	2.8	2.5	4.0
Prior service cost*	—	(0.1)	—
Prior service credit*	—	—	(0.7)
Curtailment (gain)/loss*	—	—	(1.4)
Other comprehensive income (loss), net of tax	$(20.7)	$(11.2)	$3.1
* This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 17).

21.     Related Party Transactions
The Company changed the composition of its reportable segments during the current year, which caused reported amounts (i.e., related party revenue) in the historical period to be reclassified from Land Operations to Materials & Construction. All comparable information for the historical periods has been restated to reflect the impact of these changes. Refer to Note 22 for additional information.
Construction Contracts and Material Sales. The Company enters into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities (refer to Note 5) and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which such relationships existed, revenues earned from transactions with such affiliates were $9.3 million, $8.6 million and $11.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Expenses recognized from transactions with such affiliates were $1.4 million, $1.1 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Receivables from these affiliates were $1.1 million and $0.9 million at December 31, 2021 and December 31, 2020, respectively. Amounts due to these affiliates were $0.3 million and $0.3 million as of December 31, 2021 and 2020, respectively.
Commercial Real Estate. The Company entered into contracts in the ordinary course of business, as a lessor of property, with certain entities that were partially owned by a former director of the Company, as lessee. Revenue from transactions with these entities (confined to periods during which the former director was actively serving the Company) was approximately $1.3 million for the year ended December 31, 2019. There were no such amounts to report during the years ended December 31, 2021 and 2020 (i.e., subsequent to the former director's service to the Company).
Land Operations. The Company provides materials and services to certain unconsolidated investments in affiliates. The Company also recognizes interest earned on a note receivable related to a construction loan secured by a mortgage on real property with one of the Company's joint ventures. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $4.5 million, $1.9 million and $1.3 million, respectively, related to revenues earned from transactions with these affiliates. There were no receivables from service arrangements with these affiliates as of December 31, 2021 and 2020. The note receivable with one of the Company's joint ventures was held at a carrying value of $9.5 million as of December 31, 2020. This note was repaid in full in November 2021.
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
The Commercial Real Estate segment owns, operates and manages a portfolio of retail, industrial and office properties in Hawai‘i totaling 3.9 million square feet of gross leasable area. The Company also leases approximately 143.4 acres of commercial land in Hawai‘i to third-party lessees under ground leases.
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

During the first quarter ended March 31, 2021, the chief operating decision maker began reviewing the segments structure of its internal organization in a manner that caused the composition of its reportable segments to change. Specifically, the change resulted from a reorganization to present the activity and results of operations of Company-owned quarries on the island of Maui (utilized and operated by third parties who pay for such extraction rights under operating agreements), which historically have been included in the results of Land Operations and are now included in the results of Materials & Construction. The corresponding information for all historical periods has been restated and resulted in changes in segment Operating Revenue and Operating Profit (Loss), from Land Operations to Materials & Construction, of $1.9 million during the year ended December 31, 2020 and $1.9 million during the year ended December 31, 2019. The Company continues to maintain its three reportable segments and the changes are reclassifications within these existing segments.

Operating segment information for the years ended December 31, 2021, 2020 and 2019 is summarized below (in millions):

	2021	2020	2019
Operating Revenue:
Commercial Real Estate	$173.2	$150.0	$160.6
Land Operations[1]	79.9	38.7	112.2
Materials & Construction[1]	126.2	116.6	162.4
Total operating revenue	379.3	305.3	435.2
Operating Profit (Loss):
Commercial Real Estate[2]	72.6	49.8	66.2
Land Operations[1,3]	55.4	15.4	18.9
Materials & Construction[1,4]	(40.5)	(10.5)	(67.3)
Total operating profit (loss)	87.5	54.7	17.8
Gain (loss) on disposal of commercial real estate properties, net	2.8	0.5	—
Interest expense	(26.3)	(30.3)	(33.1)
General corporate expenses	(27.1)	(19.3)	(23.6)
Income (Loss) from Continuing Operations Before Income Taxes	$36.9	$5.6	$(38.9)

Identifiable Assets:
Commercial Real Estate	$1,499.5	$1,499.9	$1,532.6
Land Operations[5]	121.0	258.4	282.5
Materials & Construction	178.2	211.9	243.0
Other	81.1	65.8	26.2
Total assets	$1,879.8	$2,036.0	$2,084.3

Capital Expenditures:
Commercial Real Estate[6]	$39.6	$18.8	$250.5
Land Operations[7]	7.4	1.4	2.3
Materials & Construction	6.3	4.5	1.9
Other	0.2	0.4	0.4
Total capital expenditures	$53.5	$25.1	$255.1

Depreciation and Amortization:
Commercial Real Estate	$37.7	$40.1	$36.7
Land Operations	1.1	1.5	1.6
Materials & Construction	10.8	10.8	11.4
Other	0.8	0.9	0.8
Total depreciation and amortization	$50.4	$53.3	$50.5
1 As described above, during the current year, the Company changed the composition of its reportable segments which caused reported amounts (i.e., revenue and operating profit) in the historical period to be reclassified from Land Operations to Materials & Construction. All comparable information for the historical periods has been restated to reflect the impact of these changes.
2 Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Materials & Construction segment, and is eliminated in the consolidated results of operations.
3 Land Operations segment operating profit (loss) includes equity in earnings (losses) from the Company's various real estate joint ventures and non-cash reductions related to the Company's solar tax equity investments.
4 Materials & Construction segment operating profit (loss) for the year ended December 31, 2021 includes impairment charges related to its long-lived assets, equity method investment, and goodwill of $29.0 million. Materials & Construction segment operating profit (loss) for the year ended December 31, 2020 includes an impairment charge of $5.6 million related to its disposal of GPRM. Materials & Construction segment operating profit (loss) for the year ended December 31, 2019 includes an impairment charge related to its goodwill of $49.7 million.
5 The Land Operations segment includes assets related to its investment in various real estate joint ventures.
6 Represents gross capital additions to the commercial real estate portfolio, including gross tax deferred property purchases but excluding the assumption of debt, that are reflected as non-cash transactions in the consolidated statements of cash flows.
7 Excludes expenditures for real estate developments held for sale, which are classified as cash flows from operating activities within the consolidated statements of cash flows, and excludes investment in joint ventures classified as cash flows from investing activities.
23.    Long-lived Assets - Impairments

2021 impairments of assets held and used
During the fourth quarter of 2021, the Company concluded that the carrying values of certain paving and traffic-control-related assets in its Materials & Construction segment were not recoverable due primarily to the Company's review and analysis of strategic alternatives that have resulted in downward revisions of management’s forecasts on future projected earnings and cash flows. As a result, the Company recorded impairment charges of $24.3 million during the fourth quarter of 2021 to reduce the carrying amounts to the estimated fair value. The Company classified these fair value measurements as Level 3. The key unobservable inputs used in the asset valuation included the discount rate of 13.0%, the cash flow projection period, uncertainty about future events, changes in the use of the assets and the timing and amount of expected future cash flows. Changes to Materials & Construction long-lived assets for the year ended December 31, 2021, including such impairments, were as follows (in millions):

Long-lived Assets	Materials & Construction
Balance, January 1, 2021	$92.8
Additions to long-lived assets	6.3
Depreciation	(9.1)
Long-lived asset impairment	(24.3)
Balance, December 31, 2021	$65.7
24.    Long-lived Assets - Held for sale or Disposals
2020 Port Allen solar power facility asset sale
As described in Item 2, the Company, through its wholly-owned subsidiary, McBryde Resources, Inc., has produced renewable energy through hydroelectric and solar power facilities on Kauai. Energy generated from these hydroelectric and solar power facilities has been used for A&B-related operations or sold to Kauai Island Utility Cooperative. Such activities are included and reported in the Land Operations segment.
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
2020 GPRM sale of subsidiary
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
25.    Subsequent Events
On February 22, 2022, the Company's Board of Directors declared a cash dividend of $0.19 per share of outstanding common stock, payable on April 5, 2022 to shareholders of record as of the close of business on March 18, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 25, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2022 Annual Meeting of Shareholders (“A&B’s 2022 Proxy Statement”), which section is incorporated herein by reference.
Executive Officers
As of February 15, 2022, the name of each executive officer of A&B (in alphabetical order), age (in parentheses), and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2022 Proxy Statement, which subsections are incorporated herein by reference.
References within this section to A&B include the Company and Alexander & Baldwin, Inc. prior to the Holding Company Merger, which was completed on November 8, 2017 in order to facilitate the Company's conversion to a REIT. Also, references to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its separation from Matson, Inc. on June 29, 2012.
Christopher J. Benjamin (58)
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
Brett A. Brown (57)
Executive Vice President and Chief Financial Officer of A&B, 5/19-present; Treasurer of A&B, 8/19-present; Chief Financial Officer of PREP Property Group, 2/18-5/19; Executive Vice President, Chief Financial Officer and Treasurer of IRC Retail Centers/Inland Real Estate Corporation, 8/11-7/17.
Meredith J. Ching (65)
Executive Vice President, External Affairs, of A&B, 3/18-present; Senior Vice President, External Affairs, of A&B, 6/12-3/18; Senior Vice President, Government & Community Relations, of A&B Predecessor, 6/07-6/12; first joined A&B Predecessor in 1982.
Clayton K. Y. Chun (44)
Senior Vice President of A&B, 2/19-present; Chief Accounting Officer of A&B, 1/18-present; Vice President of A&B, 3/18-1/19; Controller of A&B, 9/15-present.
Derek T. Kanehira (56)
Senior Vice President, Human Resources, of A&B, 5/20-present; Vice President and Director of HR Services, Hawaii Employers Council, 1/17-4/20; Vice President and Director of Human Resources, Hawaii National Bank, 5/13-1/17.
Scott G. Morita (53)
Vice President and Corporate Counsel of A&B, 11/21-present; Associate General Counsel of A&B, 7/18-10/21; Partner, Schlack Ito, 3/13-6/18.
Lance K. Parker (48)

Executive Vice President of A&B, 3/18-present; Chief Operating Officer of A&B, 11/21-present; President of A&B Properties Hawai‘i, LLC ("ABP"), 9/15-present; Chief Real Estate Officer of A&B, 10/17-11/21; Senior Vice President of ABP, 6/13-8/15; first joined A&B Predecessor in 2004.
Jerrod M. Schreck (48)

Executive Vice President of A&B, 4/21-present; President of Grace Pacific LLC, 4/19-present; Senior Vice President, Land Stewardship of A&B, 4/18-4/21;Vice President, Land Stewardship, of A&B, 4/17-4/18; Director, Land Stewardship and Energy Development, 9/15-4/17.

Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Board of Directors Information” in A&B’s 2022 Proxy Statement, which section is incorporated herein by reference.
Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2022 Proxy Statement, which subsection is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2022 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Shareholders' Security Ownership” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2022 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Relationships and Transactions” in A&B’s 2022 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2022 Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The financial statements are set forth in Item 8 of Part II above.

Financial Statement Schedules

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Alexander & Baldwin, Inc.
December 31, 2021

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Commercial Real Estate Segment
Industrial :
Kapolei Enterprise Center (HI)	$—	$7.9	$16.8	$0.8	$—	$7.9	$17.6	$25.5	$(1.6)	2019	2019
Harbor Industrial (HI)	—	—	—	1.3	—	—	1.3	1.3	(1.2)	1930	2018
Honokohau Industrial (HI)	—	5.0	4.8	0.1	—	5.0	4.9	9.9	(0.6)	Various	2017
Kailua Industrial/Other (HI)	—	10.5	2.0	0.8	—	10.5	2.8	13.3	(0.6)	Various	2013
Kakaako Commerce Center (HI)	—	16.9	20.6	2.1	—	16.9	22.7	39.6	(4.0)	1969	2014
Komohana Industrial Park (HI)	—	25.2	10.8	1.8	—	25.4	12.4	37.8	(3.8)	1990	2010
Opule Industrial (HI)	—	10.9	27.1	—	—	10.9	27.1	38.0	(2.1)	2005-2006, 2018	2018
P&L Warehouse (HI)	—	—	—	1.5	—	—	1.5	1.5	(0.9)	1970	1970
Port Allen (HI)	—	—	0.7	2.4	—	—	3.1	3.1	(2.3)	1983, 1993	1983-1993
Waipio Industrial (HI)	—	19.6	7.7	1.0	—	19.7	8.6	28.3	(2.8)	1988-1989	2009
Kahai Street Industrial (HI)	—	4.4	2.0	—	—	4.4	2.0	6.4	—	1973	2021

Office :
Kahului Office Building (HI)	—	1.0	0.4	8.9	—	1.0	9.3	10.3	(9.1)	1974	1989
Kahului Office Center (HI)	—	—	—	4.3	—	—	4.3	4.3	(4.0)	1991	1991
Lono Center (HI)	—	—	1.4	1.5	—	—	2.9	2.9	(1.8)	1973	1991
Gateway at Mililani Mauka South (HI)	—	7.0	3.5	7.2	—	7.0	10.7	17.7	(2.0)	1992, 2006	2012

Retail :
Aikahi Park Shopping Center (HI)	—	23.5	6.7	16.1	—	25.9	20.4	46.3	(3.3)	1971	2015
Gateway at Mililani Mauka (HI)	—	7.3	4.7	6.7	—	7.8	10.9	18.7	(2.4)	2008, 2013	2011
Hokulei Street (HI)	—	16.9	36.5	2.7	—	16.9	39.2	56.1	(4.8)	2015	2018
Kahului Shopping Center (HI)	—	—	—	3.5	—	0.6	2.9	3.5	(1.8)	1951	1951
Kailua Retail Other (HI)	—	85.1	73.8	20.0	—	86.9	92.0	178.9	(21.0)	Various	2013
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	3.4	—	0.9	15.9	16.8	(8.2)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	2.7	—	3.0	13.0	16.0	(6.1)	2004	2002
Lanihau Marketplace (HI)	—	9.4	13.2	2.8	—	9.4	16.0	25.4	(5.4)	1987	2010
Laulani Village (HI)	60.2	43.4	64.3	3.1	—	43.4	67.4	110.8	(8.0)	2012	2018
Manoa Marketplace (HI)	56.2	43.3	35.9	9.1	—	45.1	43.2	88.3	(7.0)	1977	2016
Napili Plaza (HI)	—	9.4	8.0	1.8	—	9.5	9.7	19.2	(2.6)	1991	2003, 2013
Pearl Highlands Center (HI)	79.4	43.4	96.2	14.3	—	43.6	110.3	153.9	(27.4)	1992-1994	2013
Port Allen Marina Ctr. (HI)	—	—	3.4	1.9	—	—	5.3	5.3	(3.4)	2002	1971
The Collection (HI)	—	0.4	2.2	0.8	—	0.4	3.0	3.4	(0.4)	2017	2018
The Shops at Kukui'ula (HI)	—	8.9	30.1	4.5	—	9.2	34.3	43.5	(8.6)	2009	2013
Waianae Mall (HI)	—	17.4	10.1	9.3	—	17.8	19.0	36.8	(4.4)	1975	2013
Waipio Shopping Center (HI)	—	24.0	7.6	2.1	—	24.3	9.4	33.7	(2.9)	1986, 2004	2009
Lau Hala Shops (HI)	—	—	—	39.1	—	15.2	23.9	39.1	(3.2)	2018	2018
Ho'okele (HI)	—	—	—	31.3	—	13.5	17.8	31.3	(2.3)	2017	2019
Puunene Shopping Center (HI)	—	24.8	28.6	7.1	—	24.8	35.7	60.5	(5.4)	2017	2018
Queens' Marketplace (HI)	—	20.4	58.9	1.5	—	20.4	60.4	80.8	(4.8)	2007	2019
Waipouli Town Center (HI)	—	5.9	9.7	1.2	—	6.0	10.8	16.8	(1.0)	1980	2019

Other :
Oahu Ground Leases (HI)	—	234.9	0.1	(0.1)	—	235.1	—	235.1	—	—	—
Other miscellaneous investments	—	1.6	0.1	8.8	—	1.8	8.7	10.5	(7.0)	—	—
Total	$195.8	$731.1	$611.9	$227.4	$—	$770.2	$800.4	$1,570.6	$(178.2)

Description (amounts in millions)	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)
Land Operations Segment
Agricultural Land	$—	$6.9	$—	$0.6	$—	$6.9	$0.6	$7.5	$(0.8)
Kapolei Business Park West	—	6.2	—	—	—	6.2	—	6.2	—
Kamalani	—	—	—	5.2	—	—	5.2	5.2	—
Kauai Landholdings	—	—	0.1	3.0	—	—	3.1	3.1	(0.8)
Maui Business Park II	—	—	—	25.4	—	—	25.4	25.4	—
Maui Landholdings	—	0.1	0.1	1.9	—	0.2	1.9	2.1	(0.1)
Wailea B-1	—	4.6	—	1.0	—	4.6	1.0	5.6	—
Wailea, other	—	19.9	—	8.5	(3.1)	17.3	8.0	25.3	—
Other miscellaneous investments	—	1.4	—	0.8	—	1.4	0.8	2.2	(0.6)
Total	$—	$39.1	$0.2	$46.4	$(3.1)	$36.6	$46.0	$82.6	$(2.3)
(1)    See Note 10 to the consolidated financial statements.
(2)    The aggregate tax basis, at December 31, 2021, for the Commercial Real Estate segment and Land Operations segment assets was approximately $690.8 million.
(3)    Depreciation is computed based upon the following estimated useful lives:
    Building and improvements:    10 – 40 years
    Leasehold improvements:    5 – 10 years (lesser of useful life or lease term)
    Other property improvements:    3 – 35 years

Reconciliation of Real Estate (in millions)	2021	2020	2019
Balance at beginning of year	$1,625.4	$1,619.3	$1,447.7
Additions and improvements	45.4	20.4	232.8
Dispositions, retirements and other adjustments	(17.6)	(14.3)	(61.2)
Impairment of assets	—	—	—
Balance at end of year	$1,653.2	$1,625.4	$1,619.3

Reconciliation of Accumulated Depreciation (in millions)	2021	2020	2019
Balance at beginning of year	$154.4	$127.5	$107.6
Depreciation expense	27.3	27.4	24.3
Dispositions, retirements and other adjustments	(1.2)	(0.5)	(4.4)
Balance at end of year	$180.5	$154.4	$127.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and the Company's internal control over financial reporting as of December 31, 2021, and have issued our reports thereon dated February 25, 2022; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 25, 2022

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
(xii) Third Amended and Restated Credit Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin Investments, LLC, A&B II, LLC, Grace Pacific LLC, Bank of America N.A., First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, dated August 31, 2021 (Exhibit 10.1 to Form 8-K, dated August 31, 2021).

(xiii)  Joinder Agreement, by Alexander & Baldwin, Inc., dated November 8, 2017, to Second Amended and Restated Credit Agreement, dated September 15, 2017, among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America, N.A., First Hawaiian Bank, and other lenders party thereto (Exhibit 10.a.(xi) to Form 10-K for the year ended December 31, 2017).
(xiv)  Amended and Restated Credit Agreement, dated December 10, 2015, among Alexander & Baldwin, LLC, Grace Pacific LLC, Bank of America, N.A., and other lenders party thereto (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2015).
(xv)  Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of June 4, 2012 (Exhibit 10.1 to Form 8-K, dated June 4, 2012).
(xvi)  Modification to Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of September 27, 2013 (Exhibit 10.a.(xviii) to Form 10-Q for the quarter ended September 30, 2013).
(xvii)  Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated December 10, 2015 (Exhibit 10.a.(xx) to Form 10-K for the year ended December 31, 2015).
(xviii) Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated August 31, 2021 (Exhibit 10.2 to Form 8-K, dated August 31, 2021).

(xix)  Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated September 15, 2017 (Exhibit 10.2 to Form 8-K, dated September 19, 2017)
(xx)  Joinder Agreement, by Alexander & Baldwin, Inc. (formerly Alexander & Baldwin REIT Holdings, Inc.), dated November 8, 2017, to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated December 10, 2015, as amended, between Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., and the other Guarantors party thereto, on the one hand, and the Purchasers party thereto, on the other hand (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2017).
(xxi)  Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement, by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated January 8, 2018 (Exhibit 10.a.(xviii) to Form 10‑K for the year ended December 31, 2017).
(xxii)  Series J Senior Notes (No. J-1 through No. J-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xix) to Form 10-Q for the quarter ended March 31, 2018).
(xxiii)  Series K Senior Notes (No. K-1 through No. K-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xx) to Form 10-Q for the quarter ended March 31, 2018).
(xxiv)  Series L Senior Notes (No. L-1 through No. L-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xxi) to Form 10-Q for the quarter ended March 31, 2018).
(xxv)  Limited Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.1 to Form 8-K, dated December 4, 2012).
(xxvi)  Completion Guaranty among A & B Properties, Inc., First Hawaiian Bank, Wells Fargo Bank N.A., Bank of Hawaii, and Central Pacific Bank, dated as of November 30, 2012 (Exhibit 10.2 to Form 8-K, dated December 4, 2012).
(xxvii) Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated December 20, 2017 (Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2021).

(xxviii) First Amendment to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated March 5, 2018 (Exhibit 10.a.(xxviii) to Form 10-K for the year ended December 31, 2021).

(xxix) Second Amendment to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated August 31, 2021 (Exhibit 10.3 to Form 8-K, dated August 31, 2021).

(xxx)  Note and Mortgage Assumption Agreement, dated January 15, 2013, among U.S. Bank National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, TNP SRT Waianae Mall, LLC, and A&B Waianae LLC (Exhibit 10.a.(xx) to Form 10‑K for the year ended December 31, 2012).
(xxxi)  Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013 (Exhibit 10.a.(xxii) to Form 10-Q for the quarter ended September 30, 2013).
(xxxii)  Promissory Note between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.1 to Form 8-K, dated December 1, 2014).

(xxxiii)  Mortgage and Security Agreement between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.2 to Form 8-K, dated December 1, 2014).
(xxxiv)  Term Loan Agreement among Kukui‘ula Village LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxvi) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxxv)  Real Estate Term Loan Agreement among Kukui‘ula Village LLC, Kukui‘ula Development Company (Hawaii), LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxxvi)  Promissory Note by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended September 30, 2016).
(xxxvii)  Mortgage, Security Agreement and Fixture Filing by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended September 30, 2016).
(xxxviii)  Limited Liability Company Agreement of Alexander & Baldwin Investments, LLC, dated as of November 8, 2017 (Exhibit 10.1 to Form 8-K, dated November 8, 2017).
(xxxix)  Term Loan Agreement, among Alexander & Baldwin, LLC, Grace Pacific LLC, the other borrowers party thereto, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the other lenders party thereto, dated February 26, 2018 (Exhibit 10.a.(xxxiii) to Form 10-Q for the quarter ended March 31, 2018).
(xl)  Promissory Note by TRC Laulani Village, LLC in favor of The Northwestern Mutual Life Insurance Company, dated April 10, 2014 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended March 31, 2018).
(xli)  Loan Assumption and Amendment to Loan Documents, among TRC Laulani Village, LLC, ABP E1 LLC, ABP ER1 LLC, and The Northwestern Mutual Life Insurance Company, dated February 23, 2018 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended March 31, 2018).
(xlii)  Purchase and Sale Agreement, among Hokulei Village, LLC, TRC Laulani Village, LLC, Laulani Village Pad G, LLC, and Puunene Shopping Center, LLC, on one hand, and A & B Properties Hawaii, LLC, Series R, on the other hand, effective as of November 22, 2017, as amended (Exhibit 10.a.(xxxvi) to Form 10-Q for the quarter ended March 31, 2018).
(xliii)  Purchase and Sale Agreement and Escrow Instructions by Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and A & B Properties Hawaii, LLC, Series R, and Mahi Pono Holdings, LLC, dated December 17, 2018 (Exhibit 10.1 to Form 8-K, dated December 20, 2018).
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
(v) Amendment No. 1 to Alexander & Baldwin, Inc. Amended and Restated 2012 Incentive Compensation Plan, effective April 26, 2021 (Exhibit 10.b.1.(v) to Form 10-Q for the quarter ended June 30, 2021).

(vi)  Form of Notice of Stock Option Grant (Exhibit 99.2 to Form S-8 filed on June 29, 2012).
(vii)  Form of Stock Option Agreement for Executive Employees (Exhibit 99.4 to Form S-8 filed on June 29, 2012).

(viii)  Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1.(iv) to Form 10-K for the year ended December 31, 2012).
(ix) Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1(viii) to Form 10-K for the year ended December 31, 2019).
(x)  Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(v) to Form 10-K for the year ended December 31, 2012).
(xi)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 99.8 to Form S-8 filed on June 29, 2012).
(xii)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferral Election) (Exhibit 99.9 to Form S-8 filed on June 29, 2012).
(xiii)  Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 99.10 to Form S-8 filed on June 29, 2012).
(xiv)  Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 99.12 to Form S-8 filed on June 29, 2012).
(xv)  Form of Universal Stock Option Agreement for Substitute Options-Executive Officers (2007 Plan) (Exhibit 99.13 to Form S-8 filed on June 29, 2012).
(xvi)  Form of Universal Stock Option Agreement for Substitute Options (1998 Plan) (Exhibit 99.15 to Form S-8 filed on June 29, 2012).
(xvii)  Form of Universal Stock Option Agreement for Substitute Options (1998 Non-employee Director Plan) (Exhibit 99.16 to Form S-8 filed on June 29, 2012).
(xviii)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Executive Officer (2007 Plan) (Exhibit 99.17 to Form S-8 filed on June 29, 2012).
(xix)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Exhibit 99.19 to Form S-8 filed on June 29, 2012).
(xx)  Form of Universal Restricted Stock Unit Award Agreement for Substitute Awards-Non-employee Board Member (Deferral Elections) (Exhibit 99.20 to Form S-8 filed on June 29, 2012).
(xxi)  Form of Restricted Stock Unit Award Agreement for Substitute 2012 Performance-Based Award-Executive Officer (Exhibit 99.21 to Form S-8 filed on June 29, 2012).
(xxii)  Form of Notice of Award of Performance Share Units (Exhibit 10.2 to Form 8-K, dated January 28, 2013).
(xxiii)  Form of Performance Share Unit Award Agreement (Exhibit 10.1 to Form 8-K, dated January 28, 2013).
(xxiv)  Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xix) to Form 10-K for the year ended December 31, 2014).
(xxv) Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xxv) to Form 10-K for the year ended December 31, 2021).
(xxvi)  Form of Performance Share Unit Award Agreement (Exhibit 10.b.1.(xx) to Form 10-K for the year ended December 31, 2014).
(xxvii)  Form of Letter Agreement (Exhibit 10.1 to Form 8-K, dated June 28, 2012).
(xxviii) Alexander & Baldwin, Inc. Executive Severance Plan, amended and restated as of January 1, 2022 (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2021).

(xxix)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).

(xxx)  Amendment No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014 (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended September 30, 2014).
(xxxi) Amendment No. 2 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, effective January 1, 2018 (Exhibit 10.b.1(xxx) to Form 10-Q for the quarter ended March 31, 2021).

(xxxii)  Alexander & Baldwin, Inc. Excess Benefits Plan (Exhibit 10.4 to Form 8-K, dated June 28, 2012).
(xxxiii)  Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of March 1, 2013 (Exhibit 10.b.1(xxiii) to Form 10-Q for the quarter ended March 31, 2013).
(xxxiv) Amendment No. 2 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of January 1, 2020 (Exhibit 10.b.1(xxxii) to Form 10-K for the year ended December 31, 2019).
(xxxv) Amendment No. 3 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of April 1, 2020 (Exhibit 10.b.1(xxxiv) to Form 10-Q for the quarter ended March 31, 2021).

(xxxvi)  Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended June 30, 2012).
(xxxvii)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10‑Q for the quarter ended June 30, 2012).
(xxxviii)  Amendment No. 1 to the Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013 (Exhibit 10.b.1(xxvi) to Form 10‑Q for the quarter ended March 31, 2013).
(xxxix) Letter Agreement, dated March 21, 2019, between Alexander & Baldwin, Inc. and Brett Brown (Exhibit 10.b.1(xxxviii) to Form 10-Q for the quarter ended June 30, 2019).
(xl) 2019 Alexander & Baldwin Nonqualified Defined Contribution Plan Adoption Agreement (Exhibit 10.b.1(xxxviii) to Form 10-K for the year ended December 31, 2019).
(xli) Base Plan for 2019 Alexander & Baldwin Nonqualified Defined Contribution Plan Adoption Agreement (Exhibit 10.b.1(xxxix) to Form 10-K for the year ended December 31, 2019).
(xlii) Alexander & Baldwin, Inc. 2021 Executive Simplification Incentive Program, effective February 22, 2021 (Exhibit 10.b.1(xl) to Form 10-Q for the quarter ended March 31, 2021).

    *All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.
21.1  Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2022.
23.1 Consent of Deloitte & Touche LLP dated February 25, 2022.
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
95.  Mine Safety Disclosure.
101. The following information from Alexander & Baldwin, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104. Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

February 25, 2022	By: /s/ Christopher J. Benjamin
Christopher J. Benjamin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric K. Yeaman	Chairman of the Board	February 25, 2022
Eric K. Yeaman

/s/ Christopher J. Benjamin	President, Chief Executive	February 25, 2022
Christopher J. Benjamin	Officer and Director

/s/ Brett A. Brown	Executive Vice President and	February 25, 2022
Brett A. Brown	Chief Financial Officer

/s/ Clayton K.Y. Chun	Senior Vice President, Chief	February 25, 2022
Clayton K.Y. Chun	Accounting Officer and Controller

/s/ Diana M. Laing	Director	February 25, 2022
Diana M. Laing

/s/ John T. Leong	Director	February 25, 2022
John T. Leong

/s/ Thomas A. Lewis, Jr.	Director	February 25, 2022
Thomas A. Lewis, Jr.

/s/ Douglas M. Pasquale	Lead Independent	February 25, 2022
Douglas M. Pasquale	Director

/s/ Michele K. Saito	Director	February 25, 2022
Michele K. Saito