Form 10-Q
period 2022-03-31
Alexander & Baldwin, Inc.
filed 2022-05-06
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

822 Bishop Street
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of March 31, 2022: 72,680,364

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions; unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Real estate investments
Real estate property	$1,590.9	$1,588.2
Accumulated depreciation	(187.8)	(180.5)
Real estate property, net	1,403.1	1,407.7
Real estate developments	61.9	65.0
Investments in real estate joint ventures and partnerships	8.8	8.8
Real estate intangible assets, net	49.4	51.6
Real estate investments, net	1,523.2	1,533.1
Cash and cash equivalents	33.7	70.0
Restricted cash	1.0	1.0
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $1.3 million and $1.3 million as of March 31, 2022, and December 31, 2021, respectively	37.6	28.9
Inventories	26.1	20.3
Other property, net	83.8	83.5
Operating lease right-of-use assets	19.3	20.1
Goodwill	8.7	8.7
Other receivables, net of allowance for credit losses and allowance for doubtful accounts of $2.5 million and $2.5 million as of March 31, 2022, and December 31, 2021, respectively	13.1	11.6
Prepaid expenses and other assets	108.1	102.6
Total assets	$1,854.6	$1,879.8

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$522.2	$532.7
Accounts payable	13.2	9.9
Operating lease liabilities	18.9	19.4
Accrued pension and post-retirement benefits	56.1	56.3
Deferred revenue	70.0	68.5
Accrued and other liabilities	96.4	119.5
Total liabilities	776.8	806.3
Commitments and Contingencies (Note 8)
Redeemable Noncontrolling Interest	7.4	6.9
Equity:
Common stock - no par value; authorized, 150.0 million shares; outstanding, 72.7 million and 72.5 million shares at March 31, 2022 and December 31, 2021, respectively	1,809.6	1,810.5
Accumulated other comprehensive income (loss)	(72.8)	(80.7)
Distributions in excess of accumulated earnings	(666.4)	(663.2)
Total equity	1,070.4	1,066.6
Total liabilities and equity	$1,854.6	$1,879.8
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data; unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Revenue:
Commercial Real Estate	$46.1	$39.9
Land Operations	12.9	17.1
Materials & Construction	39.2	24.0
Total operating revenue	98.2	81.0
Operating Costs and Expenses:
Cost of Commercial Real Estate	24.0	23.4
Cost of Land Operations	9.3	8.1
Cost of Materials & Construction	34.1	23.7
Selling, general and administrative	12.4	12.2
Total operating costs and expenses	79.8	67.4
Gain (loss) on disposal of commercial real estate properties, net	—	0.2
Gain (loss) on disposal of non-core assets, net	—	0.1
Total gain (loss) on disposal of assets, net	—	0.3
Operating Income (Loss)	18.4	13.9
Other Income and (Expenses):
Income (loss) related to joint ventures	1.6	3.4
Pension and postretirement benefit (expense)	(3.4)	(0.6)
Interest and other income (expense), net (Note 2)	0.1	0.3
Interest expense	(5.7)	(7.0)
Income (Loss) from Continuing Operations Before Income Taxes	11.0	10.0
Income tax benefit (expense)	—	(0.1)
Income (Loss) from Continuing Operations	11.0	9.9
Net Income (Loss)	11.0	9.9
Loss (income) attributable to noncontrolling interest	(0.5)	—
Net Income (Loss) Attributable to A&B Shareholders	$10.5	$9.9

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.14	$0.14
Net income (loss) available to A&B shareholders	$0.14	$0.14

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.14	$0.14
Net income (loss) available to A&B shareholders	$0.14	$0.14

Weighted-Average Number of Shares Outstanding:
Basic	72.6	72.5
Diluted	72.8	72.6

Amounts Available to A&B Common Shareholders (Note 15):
Continuing operations available to A&B common shareholders	$10.5	$9.9
Net income (loss) available to A&B common shareholders	$10.5	$9.9

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions; unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income (Loss)	$11.0	$9.9
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	3.4	3.1
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	0.4	0.3
Employee benefit plans:
Amortization of net loss included in net periodic benefit cost	0.9	0.6
Settlement (gain) loss	3.2	—
Other comprehensive income (loss), net of tax	7.9	4.0
Comprehensive Income (Loss)	18.9	13.9
Comprehensive (income) loss attributable to noncontrolling interest	(0.5)	—
Comprehensive Income (Loss) Attributable to A&B Shareholders	$18.4	$13.9
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions; unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$11.0	$9.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	11.3	12.6
Loss (gain) from disposals and asset transactions, net	—	(0.3)
Share-based compensation expense	1.5	1.4
Equity in (income) loss from affiliates, net of operating cash distributions	(1.6)	(2.1)
Settlement charge related to pension plan termination	3.2	—
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	(6.8)	5.4
Inventories	(5.8)	(8.8)
Prepaid expenses, income tax receivable and other assets	(5.7)	(1.0)
Development/other property inventory	3.1	2.2
Accrued pension and post-retirement benefits	0.8	0.9
Accounts payable	2.5	0.8
Accrued and other liabilities	(6.2)	(0.4)
Net cash provided by (used in) operations	7.3	20.6

Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(3.8)	(5.2)
Proceeds from disposal of assets	—	0.5
Payments for purchases of investments in affiliates and other investments	(0.1)	(0.6)
Distributions of capital and other receipts from investments in affiliates and other investments	—	15.7
Net cash provided by (used in) investing activities	(3.9)	10.4

Cash Flows from Financing Activities:
Payments of notes payable and other debt and deferred financing costs	(10.5)	(37.7)
Borrowings (payments) on line-of-credit agreement, net	—	4.0
Cash dividends paid	(27.0)	(21.8)
Proceeds from issuance (repurchase) of capital stock and other, net	(2.2)	(0.7)
Net cash provided by (used in) financing activities	(39.7)	(56.2)

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	(36.3)	(25.2)
Balance, beginning of period	71.0	57.4
Balance, end of period	$34.7	$32.2

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(4.9)	$(6.2)
Income tax (payments)/refunds, net	$—	$0.1

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	$0.1	$5.5

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$70.0	$57.2
Restricted cash	1.0	0.2
Cash, cash equivalents and restricted cash	$71.0	$57.4

End of the period:
Cash and cash equivalents	$33.7	$32.0
Restricted cash	1.0	0.2
Cash, cash equivalents and restricted cash	$34.7	$32.2

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
For the Three Months Ended March 31, 2022 and 2021
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2021	72.4	$1,805.5	$(60.0)	$(649.4)	$1,096.1	$6.5
Net income (loss)	—	—	—	9.9	9.9	—
Other comprehensive income (loss), net of tax	—	—	4.0	—	4.0	—
Dividend on common stock ($0.15 per share)	—	—	—	(10.9)	(10.9)	—
Share-based compensation	—	1.4	—	—	1.4	—
Shares issued (repurchased), net	0.1	(0.7)	—	—	(0.7)	—
Balance, March 31, 2021	72.5	$1,806.2	$(56.0)	$(650.4)	$1,099.8	$6.5

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeem- able Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2022	72.5	$1,810.5	$(80.7)	$(663.2)	$1,066.6	$6.9
Net income (loss)	—	—	—	10.5	10.5	0.5
Other comprehensive income (loss), net of tax	—	—	7.9	—	7.9	—
Dividend on common stock ($0.19 per share)	—	—	—	(13.9)	(13.9)	—
Share-based compensation	—	1.5	—	—	1.5	—
Shares issued (repurchased), net	0.2	(2.4)	—	0.2	(2.2)	—
Balance, March 31, 2022	72.7	$1,809.6	$(72.8)	$(666.4)	$1,070.4	$7.4

See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates in three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C"). As of March 31, 2022, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, 11 industrial assets, and four office properties, representing a total of 3.9 million square feet of gross leasable area, as well as a portfolio of ground leases in Hawai‘i representing 140.7 acres. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Basis of Presentation: The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interest for each of the three years ended December 31, 2021, 2020 and 2019, respectively, and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission ("SEC").
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2021 Form 10-K. There have not been any changes to the Company's significant accounting policies as described in the Company's 2021 Form 10-K.
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

Interest and other income (expense), net
Interest and other income (expense), net for the three months ended March 31, 2022 and 2021, included the following (in millions):

	Three Months Ended March 31,
	2022	2021
Interest income	$0.1	$0.3
Interest and other income (expense), net	$0.1	$0.3

3.    INVESTMENTS IN AFFILIATES
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three months ended March 31, 2022 and 2021, is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Revenues	$38.3	$69.9
Operating costs and expenses	36.4	63.0
Gross Profit (Loss)	$1.9	$6.9
Income (Loss) from Continuing Operations[1]	$(2.2)	$3.9
Net Income (Loss)[1]	$3.0	$3.7

[1] Includes earnings from equity method investments held by the investee.
During the three months ended March 31, 2022 and 2021, Income (loss) related to joint ventures was $1.6 million and $3.4 million, respectively, and return on investment operating cash distributions was zero and $1.3 million, respectively.
4.    INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of March 31, 2022, and December 31, 2021, were as follows (in millions):

	March 31,	December 31,
	2022	2021
Asphalt	$8.9	$4.7
Processed rock and sand	9.3	8.1
Work in progress	3.6	3.6
Retail merchandise	2.4	2.1
Parts, materials and supplies inventories	1.9	1.8
Total	$26.1	$20.3
5.    FAIR VALUE MEASUREMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.
The fair value of the Company's notes receivable approximated the carrying amount of $8.4 million as of March 31, 2022, and December 31, 2021. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as a Level 3 measurement in the fair value hierarchy.
As of March 31, 2022, the carrying amount of the Company's notes payable and other debt was $522.2 million and the corresponding fair value was $525.4 million. As of December 31, 2021, the carrying amount of the Company's notes payable and other debt was $532.7 million, and the corresponding fair value was $554.3 million. The fair value of debt is calculated by discounting the future cash flows of the debt at market rates for instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements and classified as a Level 3 measurement in the fair value hierarchy.
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

6.    NOTES PAYABLE AND OTHER DEBT
As of March 31, 2022, and December 31, 2021, notes payable and other debt consisted of the following (dollars in millions):

	Interest Rate (%)	Maturity Date	Principal Outstanding
			March 31, 2022	December 31, 2021
Secured:
Heavy Equipment Financing	(1)	(1)	$1.7	$1.9
Laulani Village	3.93%	2024	59.9	60.2
Pearl Highlands	4.15%	2024	78.9	79.4
Manoa Marketplace	(2)	2029	55.8	56.3
Subtotal			$196.3	$197.8
Unsecured:
Series A Note	5.53%	2024	$21.3	$21.3
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	36.0	45.0
Series C Note	5.56%	2026	13.0	13.0
Series F Note	4.35%	2026	15.2	15.2
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	28.1	28.1
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$276.1	$285.1
Revolving Credit Facilities:
GLP Asphalt revolving credit facility	(3)	2022	$—	$—
A&B Revolver	(4)	2025	50.0	50.0
Subtotal			$50.0	$50.0
Total debt (contractual)			$522.4	$532.9
Unamortized debt issuance costs			(0.2)	(0.2)
Total debt (carrying value)			$522.2	$532.7

(1) Loans have a weighted average stated interest rate of approximately 2.77% and stated maturity dates ranging from 2022 to 2024.
(2) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of SOFR plus 1.75%.
(4) Loan has a stated interest rate of LIBOR plus 1.05% based on a pricing grid. $50 million is swapped through February 2023 to a 2.40% fixed rate.
On March 5, 2021, the Financial Conduct Authority announced a timeline for the phase-out of the London Interbank Offered Rate ("LIBOR"). The Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency subsequently issued a joint statement saying that banks should stop entering into new contracts with LIBOR as soon as possible but at least by December 31, 2021. As of January 1, 2022, LIBOR can only be used for legacy LIBOR obligations entered into prior to December 31, 2021. In addition, LIBOR will cease to be available after June 30, 2023. The Federal Reserve-formed Alternative Reference Rates Committee identified the Secured Overnight Financing Rate ("SOFR") as the recommended benchmark rate to replace LIBOR in the United States.

As of March 31, 2022, only the GLP Asphalt Revolving Credit Facility had transitioned to a benchmark based on SOFR. On April 29, 2022, the Company entered into a Sixth Amendment to this credit agreement with Wells Fargo Bank, NA, extending the maturity date by 45 days from May 1, 2022, to June 15, 2022.
7.    DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its variable-rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed-rate and variable-rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk. The Company effectively had no variable-rate debt at March 31, 2022, as a result of its interest rate swap agreements.

Cash Flow Hedges of Interest Rate Risk
The Company has two interest rate swap agreements designated as cash flow hedges whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	March 31, 2022	March 31, 2022	December 31, 2021
4/7/2016	8/1/2029	3.14%	$55.8	$1.5	$(1.7)
2/13/2020	2/27/2023	2.40%	$50.0	$0.1	$(0.5)

The asset related to the interest rate swaps as of March 31, 2022, is presented within Prepaid expenses and other assets in the condensed consolidated balance sheet. The liability related to the interest rate swaps as of December 31, 2021, is presented within Accrued and other liabilities. The changes in fair value of the cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) during the three months ended March 31, 2022 and 2021, (in millions):

	Three Months Ended March 31,
	2022	2021
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$3.4	$3.1
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$0.4	$0.3

As of March 31, 2022, the Company expects to reclassify $1.0 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.
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
8.    COMMITMENTS AND CONTINGENCIES
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's condensed consolidated balance sheet as of March 31, 2022:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.1 million as of March 31, 2022. These letters of credit primarily relate to the Company's workers' compensation plans and construction activities; if drawn upon, the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's construction and real estate activities totaled $297.3 million as of March 31, 2022. Approximately $278.7 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds); if drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of March 31, 2022, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $96.0 million.
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
•Guarantees of indebtedness may be provided by the Company for the benefit of financial institutions providing credit to unconsolidated equity method investees. As of March 31, 2022, the Company had one arrangement with third party lenders that provided for a limited guarantee on any outstanding amounts related to an unconsolidated equity method investee's line of credit; related to borrowings on such line of credit by the equity method investee, there was $0.1 million outstanding as of March 31, 2022.
The recorded amounts of the bond indemnities and guarantee of indebtedness were not material individually or in the aggregate. Other than those described above, obligations of the Company's joint ventures do not have recourse to the Company, and the Company's "at-risk" amounts are limited to its investment.
Legal proceedings and other contingencies
Prior to the sale of approximately 41,000 acres of agricultural land on Maui to Mahi Pono Holdings, LLC ("Mahi Pono") in December 2018, the Company, through East Maui Irrigation Company, LLC ("EMI"), also owned approximately 16,000 acres of watershed lands in East Maui and held four water licenses to approximately 30,000 acres owned by the State of Hawai‘i in East Maui. The sale to Mahi Pono included the sale of a 50% interest in EMI (which closed February 1, 2019), and provided for the Company and Mahi Pono, through EMI, to jointly continue the existing process to secure a long-term lease from the State for delivery of irrigation water to Mahi Pono for use in Central Maui.
The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the "BLNR") to replace these revocable permits with a long-term water lease. Pending the completion by the BLNR of a contested case hearing it ordered to be held on the request for the long-term lease, the BLNR has kept the existing permits on a holdover basis. Three parties (Healoha Carmichael; Lezley Jacintho; and Na Moku Aupuni O Ko‘olau Hui) filed a lawsuit on April 10, 2015, (the "Initial Lawsuit") alleging that the BLNR has been renewing the revocable permits annually rather than keeping them in holdover status. The lawsuit challenged the BLNR’s decision to continue the revocable permits for calendar year 2015 and asked the court to void the revocable permits and to declare that the renewals were illegally issued without preparation of an environmental assessment ("EA"). In December 2015, the BLNR decided to reaffirm its prior decisions to keep the permits in holdover status. This decision by the BLNR was challenged by the three parties. In January 2016, the court ruled in the Initial Lawsuit that the renewals were not subject to the EA requirement, but that the BLNR lacked legal authority to keep the revocable permits in holdover status beyond one year (the "Initial Ruling"). The Initial Ruling was appealed to the Intermediate Court of Appeals ("ICA") of the State of Hawai‘i.
In May 2016, while the appeal of the Initial Ruling was pending, the Hawai‘i State Legislature passed House Bill 2501, which specified that the BLNR has the legal authority to issue holdover revocable permits for the disposition of water rights for a period not to exceed three years. The governor signed this bill into law as Act 126 in June 2016. Pursuant to Act 126, the annual authorization of the existing holdover permits was sought and granted by the BLNR in December 2016, November 2017 and November 2018 for calendar years 2017, 2018, and 2019. No extension of Act 126 was approved by the Hawai‘i State Legislature in 2019.
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
On March 2, 2022, the Supreme Court of Hawai’i vacated the ICA’s ruling relating to the BLNR's decision to continue the revocable permits for the calendar year 2015, holding that Hawaii Revised Statutes Chapter 343 (the Hawaii Environmental Policy Act) did apply to the permits. The court remanded the matter back to the Circuit Court to determine if any exceptions would apply and, if not, how HRS Chapter 343 should be applied in light of the steps taken by A&B/EMI toward the long-term water lease. The Supreme Court of Hawai’i also determined that the BLNR had the statutory authority to continue the permits for more than one year, but required BLNR to make findings of fact and conclusions of law determining that the action would serve the best interests of the State. A&B/EMI will continue to defend against the plaintiffs’ claims on remand.
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. On February 17, 2022, the Sierra Club filed its notice of appeal challenging the decision on the August 2020 trial. The court is separately considering a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny them a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. On May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated and ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits should be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 to address the continuation of the revocable permits for both calendar years 2021 and 2022 and a decision is pending. On December 27, 2021, the court, in the meantime, further modified its ruling to say that the permits will remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court. On April 26, 2022, the court granted an extension of the May 1, 2022 deadline to the earlier of June 15, 2022, or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or as may be further ordered by the court.
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

9.    REVENUE AND CONTRACT BALANCES
The Company generates revenue through its Commercial Real Estate, Land Operations, and Materials & Construction segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 10 for further discussion of lessor income recognition. The Land Operations and Materials & Construction segments generate revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three months ended March 31, 2022 and 2021, was as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Revenues:
Commercial Real Estate	$46.1	$39.9
Land Operations:
Development sales revenue	6.3	—
Unimproved/other property sales revenue	1.8	11.3
Other operating revenue	4.8	5.8
Land Operations	12.9	17.1
Materials & Construction	39.2	24.0
Total revenues	$98.2	$81.0

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
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in millions):

	March 31, 2022	December 31, 2021
Accounts receivable	$33.7	$25.1
Contracts retention	5.2	5.1
Allowances (credit losses and doubtful accounts)	(1.3)	(1.3)
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts	$37.6	$28.9
Costs and estimated earnings in excess of billings on uncompleted contracts	$8.2	$10.4
Billings in excess of costs and estimated earnings on uncompleted contracts	$6.7	$6.8
Variable consideration[1]	$62.0	$62.0
Other deferred revenue	$8.0	$6.5

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three months ended March 31, 2022, the Company recognized revenue of approximately $2.0 million related to the Company's contract liabilities reported as of January 1, 2022. For the three months ended March 31, 2021, the Company recognized revenue of approximately $5.5 million related to the Company's contract liabilities reported as of January 1, 2021.

Regarding other information related to the Company's contracts with customers, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not material in any of the periods presented. Further, the total amount of the transaction price allocated to either wholly unsatisfied or partially satisfied performance obligations was $166.2 million and $140.5 million as of March 31, 2022 and December 31, 2021, respectively. Of the amount presented as of March 31, 2022, the Company expects to recognize as revenue approximately 70% - 75% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations over the next twelve months, with the remaining recognized thereafter.

10.    LEASES - THE COMPANY AS LESSOR
The Company leases land and buildings to third parties under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
The historical cost of, and accumulated depreciation on, leased property as of March 31, 2022, and December 31, 2021, were as follows (in millions):

	March 31, 2022	December 31, 2021
Leased property - real estate	$1,571.5	$1,563.2
Less: Accumulated depreciation	(189.1)	(182.2)
Property under operating leases, net	$1,382.4	$1,381.0

Total rental income (i.e., revenue) under these operating leases during the three months ended March 31, 2022 and 2021, relating to lease payments and variable lease payments were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Lease payments	$32.5	$29.6
Variable lease payments	15.2	11.7
Total rental income	$47.7	$41.3

Contractual future lease payments to be received on non-cancelable operating leases as of March 31, 2022, were as follows (in millions):

March 31, 2022
2022	$92.5
2023	115.4
2024	103.1
2025	87.3
2026	75.8
2027	66.4
Thereafter	539.1
Total future lease payments to be received	$1,079.6

11.    LEASES - THE COMPANY AS LESSEE
There have been no material changes from the Company's leasing activities as a lessee described in Note 15 to the consolidated financial statements included in Item 8 of the Company's 2021 Form 10-K. The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three months ended March 31, 2022 and 2021, (in millions):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1.2	$1.1
Finance lease cost	$0.3	$0.3

12.    SHARE-BASED PAYMENT AWARDS
The 2012 Incentive Compensation Plan ("2012 Plan") allows for the granting of stock options, restricted stock units and common stock. The shares of common stock authorized to be issued under the 2012 Plan may be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or private transactions. During the three months ended March 31, 2022 and 2021, the Company granted approximately 266,300 and 342,700 of restricted stock unit awards, respectively. The weighted-average grant date fair value of the time-based and market-based performance share units granted under the 2012 Plan during the three months ended March 31, 2022 and 2021, was $25.99 and $16.50, respectively.
The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2022 Grants	2021 Grants
Volatility of A&B common stock	47.7%	47.2%
Average volatility of peer companies	49.5%	49.6%
Risk-free interest rate	1.4%	0.2%
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Share-based expense:
Time-based and market-based restricted stock units	$1.5	$1.4

13.    EMPLOYEE BENEFIT PLANS
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”), which became effective on May 31, 2021.
The Company will recognize a gain/loss upon settlement of the Defined Benefit Plans when the following three criteria have been met: (1) an irrevocable action to terminate the Defined Benefit Plans have occurred, (2) the Company is relieved of the primary responsibility of the Defined Benefit Plans, and (3) the significant risks related to the obligations of the Defined Benefit Plans and the assets used to effect the settlement is eliminated for the Company. During the first quarter of 2022, the Company recorded a partial settlement charge of $3.2 million in connection with certain benefit payments made from the master trust as a result of the Defined Benefit Plans termination process.
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three months ended March 31, 2022 and 2021, are shown below (in millions):

	Three Months Ended March 31,
	2022	2021
Service cost	$0.7	$0.2
Interest cost	0.5	1.7
Expected return on plan assets	(1.2)	(1.7)
Amortization of net loss	0.9	0.6
Settlement (gain) loss	3.2	—
Net periodic benefit cost	$4.1	$0.8
The Company made no contributions to its defined benefit pension plans during the quarter ended March 31, 2022, and expects to make contributions in the range of $34 million to $48 million in the current fiscal year.

14.    INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the three months ended March 31, 2022, differed from the effective tax rate for the same period in 2021, primarily due to the taxable built-in gain on a REIT land sale in 2021.

As of March 31, 2022, tax years 2018 and later are open to audit by the tax authorities. The Company believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
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
The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in millions):

	Three Months Ended March 31,
	2022	2021
Income (loss) from continuing operations	$11.0	$9.9
Exclude: (Income) loss attributable to noncontrolling interest	(0.5)	—
Income (loss) from continuing operations attributable to A&B shareholders	10.5	9.9
Income (loss) from continuing operations available to A&B common shareholders	10.5	9.9
Net income (loss) available to A&B common shareholders	$10.5	$9.9

The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Denominator for basic EPS - weighted average shares outstanding	72.6	72.5
Effect of dilutive securities:
Stock options and restricted stock unit awards	0.2	0.1
Denominator for diluted EPS - weighted average shares outstanding	72.8	72.6

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Number of anti-dilutive securities	0.1	0.3

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) principally includes amortization of deferred pension and postretirement costs. The components of Accumulated other comprehensive loss, net of taxes, were as follows as of March 31, 2022, and December 31, 2021, (in millions):

	March 31, 2022	December 31, 2021
Employee benefit plans:
Pension plans	$(70.5)	$(74.6)
Post-retirement plans	(2.6)	(2.6)
Non-qualified benefit plans	(0.7)	(0.7)
Total employee benefit plans	(73.8)	(77.9)
Interest rate swap	1.0	(2.8)
Accumulated other comprehensive income (loss)	$(72.8)	$(80.7)
The changes in Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022, were as follows (in millions, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2022	$(77.9)	$(2.8)	$(80.7)
Other comprehensive income (loss) before reclassifications	—	3.4	3.4
Amounts reclassified from accumulated other comprehensive income (loss)[1]	4.1	0.4	4.5
Other comprehensive income (loss), net of taxes	4.1	3.8	7.9
Balance, March 31, 2022	$(73.8)	$1.0	$(72.8)
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

17.    RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities (refer to Note 3) and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which the relationship existed, revenues earned from transactions with such affiliates were $2.1 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. Expenses recognized from transactions with such affiliates were $1.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Receivables from these affiliates were $1.5 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively. Amounts due to these affiliates were $0.9 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively.
Land Operations. The Company provided materials and services to certain unconsolidated investments in affiliates and recognized interest earned on notes receivable from such related parties. During the three months ended March 31, 2022 and 2021, revenues earned from transactions with these affiliates were $0.1 million and $1.5 million, respectively. There were no receivables from service arrangements or notes receivable with these affiliates as of March 31, 2022 and December 31, 2021.

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
Reportable segment information for the three months ended March 31, 2022 and 2021, is summarized below (in millions):

	Three Months Ended March 31,
	2022	2021
Operating Revenue:
Commercial Real Estate	$46.1	$39.9
Land Operations	12.9	17.1
Materials & Construction	39.2	24.0
Total operating revenue	98.2	81.0
Operating Profit (Loss):
Commercial Real Estate[1]	20.6	15.4
Land Operations[2]	(0.1)	11.4
Materials & Construction	3.2	(4.0)
Total operating profit (loss)	23.7	22.8
Gain (loss) on disposal of commercial real estate properties, net	—	0.2
Interest expense	(5.7)	(7.0)
Corporate and other expense	(7.0)	(6.0)
Income (Loss) from Continuing Operations Before Income Taxes	$11.0	$10.0

[1] Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Materials & Construction segment, and is eliminated in the condensed consolidated statements of operations.

[2] Land Operations segment operating profit (loss) includes equity in earnings (losses) from the Company's various equity method investments (primarily real estate joint ventures).

19.    SUBSEQUENT EVENTS
On April 26, 2022, the Company's Board of Directors declared a cash dividend of $0.20 per share on outstanding common stock, payable on July 6, 2022 to shareholders of record as of the close of business on June 17, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. ("A&B" or the "Company") and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2021, ("2021 Form 10-K") filed with the U.S. Securities and Exchange Commission ("SEC").
Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Forward-Looking Statements
Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions, as well as the rapidly changing challenges with, and the Company's plans and responses to, the coronavirus pandemic ("COVID-19") and related economic disruptions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, risks associated with COVID-19 and its impact on the Company's businesses, results of operations, liquidity and financial condition, the evaluation of alternatives by the Company related to its materials and construction business, and the risk factors discussed in the Company's most recent Form 10-K, Form 10-Q and other filings with the SEC. The information in this Form 10-Q should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three months ended March 31, 2022, as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three months ended March 31, 2022, as compared to the corresponding period of the preceding fiscal year.
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
•Liquidity and Capital Resources: This section provides a discussion of any material changes in the Company's liquidity, financial condition and cash flows, including a discussion of any material changes in the Company's ability to fund its future commitments and ongoing operating activities in the short-term (i.e., over the next twelve months from the most recent fiscal period end) and in the long-term (i.e., beyond the next twelve months) through internal and external sources of capital, as compared to the end of preceding fiscal year ended December 31, 2021. It includes an evaluation of the amounts and certainty of cash flows from operations and from outside sources.
•Other Matters: This section identifies and summarizes other matters to be discussed in Item 2 of this report including any changes in the significant judgments or estimates on the part of management in preparing the Company's consolidated financial statements that may materially impact the Company's reported results of operations and financial condition from the end of the preceding fiscal year ended December 31, 2021, the potential impact of recently issued accounting pronouncements and other miscellaneous matters as needed.
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
In connection with the termination, the Company expects to make cash contributions in 2022 in order to fully fund the Defined Benefit Plans on a plan termination basis, and the Defined Benefit Plans will be settled upon completion of lump sum distributions and purchase of annuity contracts. These additional cash contributions are expected to range between $34 million and $48 million. However, the actual amount of this cash contribution requirement will depend upon the nature and timing of participant settlements, interest rates, as well as prevailing market conditions. In addition, the Company expects to recognize pre-tax pension settlement charges in the range of $81 million to $95 million, related to actuarial losses currently in Accumulated other comprehensive income (loss) in the consolidated balance sheets, upon settlement of the obligations of the Defined Benefit Plans. These charges are currently expected to occur in 2022, with the specific timing and final amounts dependent upon completion of the activities enumerated above. During the first quarter of 2022, the Company recorded a partial settlement charge of $3.2 million related to certain benefit payments made from the master trust as a result of the Defined Benefit Plans termination process.
Recent Developments
Coronavirus Pandemic
Economic uncertainty and volatility stemming from the coronavirus or COVID-19 pandemic remain, including depressed international tourism, global supply chain disruptions, labor shortages and turnover, and more recently, rising inflation. The ultimate extent of the impact that the COVID-19 pandemic will have on the Company's business, financial condition, results of operations and liquidity and capital resources may continue to be impacted by unpredictable future developments.
Inflationary Trends
The U.S. economy has recently experienced an increase in the rate of inflation which has impacted a wide variety of industries and sectors through increased commodity prices. Inflation has increased construction costs, including tenant improvements and capital projects, and operating costs. Many of the Company's leases require tenants to pay an allocable portion of operating expenses, including common area maintenance, real estate taxes and insurance, resulting in a mitigating impact on increased costs and operating expenses due to inflation.

For the Materials & Construction segment, inflation-sensitive inputs necessary for the Company to provide products and services, including upward pressure on wages and increases in the cost of raw materials used to produce HMA and other items that are critical to the businesses in this segment, including fuel. In addition, the Company experienced some disruptions from various supply chain participants, including subcontractors, materials suppliers and equipment manufacturers, who provide the raw materials, equipment, vehicles, construction supplies and other services required in order to manufacture HMA and perform construction projects. To date, we have been able to mitigate some of the effects of inflation, supply chain disruptions and labor constraints by increasing prices for products and including the anticipated cost increases in bids on construction projects. However, the Company is limited in its ability to pass through increased costs for projects already in backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to customers.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Financial results - First quarter of 2022 compared with 2021

(amounts in millions, except percentage data and per share data; unaudited)	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$	%
Operating revenue	$98.2	$81.0	$17.2	21.2%
Cost of operations	(67.4)	(55.2)	(12.2)	22.1%
Selling, general and administrative	(12.4)	(12.2)	(0.2)	1.6%
Gain (loss) on disposal of assets, net	—	0.3	(0.3)	NM
Operating income (loss)	18.4	13.9	4.5	32.4%
Income (loss) related to joint ventures	1.6	3.4	(1.8)	(52.9)%
Pension and postretirement benefit (expense)	(3.4)	(0.6)	(2.8)	466.7%
Interest and other income (expense), net	0.1	0.3	(0.2)	(66.7)%
Interest expense	(5.7)	(7.0)	1.3	(18.6)%
Income tax benefit (expense)	—	(0.1)	0.1	(100.0)%
Income (loss) from continuing operations	11.0	9.9	1.1	11.1%
Net income (loss)	11.0	9.9	1.1	11.1%
(Income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	NM
Net income (loss) attributable to A&B	$10.5	$9.9	$0.6	6.1%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.14	$0.14	$—	—%
	$0.14	$0.14	$—	—%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.14	$0.14	$—	—%
	$0.14	$0.14	$—	—%

Continuing operations available to A&B common shareholders	$10.5	$9.9	$0.6	6.1%
Net income (loss) available to A&B common shareholders	$10.5	$9.9	$0.6	6.1%

Funds From Operations ("FFO")[1]	$19.7	$19.2	$0.5	2.6%
Core FFO[1]	$20.8	$15.4	$5.4	35.1%

FFO per diluted share	$0.27	$0.26	$0.01	3.8%
Core FFO per diluted share	$0.29	$0.21	$0.08	38.1%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.8	72.6

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 29.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the first quarter ended March 31, 2022, increased 21.2%, or $17.2 million, to $98.2 million, due to higher revenues from the Company's Commercial Real Estate and Materials & Construction operating segments, partially offset by lower revenues from the Land Operations operating segment.
Cost of operations for the first quarter ended March 31, 2022, increased 22.1%, or $12.2 million, to $67.4 million, due to higher costs incurred by all three of the Company's operating segments.

Selling, general and administrative for the first quarter ended March 31, 2022, increased 1.6%, or $0.2 million, to $12.4 million, primarily due higher professional services and information technology costs incurred in the Materials & Construction segment.
Gain (loss) on disposal of assets, net of $0.3 million for the first quarter ended March 31, 2021, was primarily driven by gains on disposal related to an asset sale in the Commercial Real Estate segment on the island of Maui.
Pension and post retirement benefit (expense) of $(3.4) million for the first quarter ended March 31, 2022, was primarily driven by a partial settlement charge of $3.2 million related to certain benefit payments made from the master trust as a result of the Defined Benefit Plans termination process.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - First quarter of 2022 compared with 2021
Results of operations for the first quarter ended March 31, 2022 and 2021, were as follows:

(amounts in millions, except percentage data and acres; unaudited)	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$	%
Commercial Real Estate operating revenue	$46.1	$39.9	$6.2	15.5%
Commercial Real Estate operating costs and expenses	(24.0)	(23.4)	(0.6)	2.6%
Selling, general and administrative	(1.6)	(1.5)	(0.1)	6.7%
Intersegment operating revenue, net[1]	0.1	0.3	(0.2)	(66.7)%
Interest and other income (expense), net	—	0.1	(0.1)	(100.0)%
Commercial Real Estate operating profit (loss)	$20.6	$15.4	$5.2	33.8%
Operating profit (loss) margin	44.7%	38.6%

Net Operating Income ("NOI")[2]	$29.8	$25.3	$4.5	17.8%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$29.6	$25.3	$4.3	17.0%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	—	—%
Ground leases (acres at end of period)	140.7	152.0	(11.3)	(7.4)%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of a non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 29.
Commercial Real Estate operating revenue increased 15.5% or $6.2 million, to $46.1 million for the first quarter ended March 31, 2022, as compared to the first quarter ended March 31, 2021. Operating profit increased 33.8%, or $5.2 million, to $20.6 million for the first quarter ended March 31, 2022, as compared to the first quarter ended March 31, 2021. The increase in operating revenue and operating profit from the prior year is due primarily to higher rents as tenants' rent relief modifications revert to standard terms, in addition to lower reductions to revenue related to uncollectible tenant billings and other rent relief modifications provided to tenants as a result of rent collections. Operating costs and expenses for the quarter ended March 31, 2022, increased by $0.6 million as compared to the prior year due primarily to higher property operating costs as a result of increased traffic at our properties and tenants' increasing operations.
Commercial Real Estate portfolio acquisitions and dispositions
There were no acquisitions or dispositions of CRE improved properties or ground lease interests in land during the three months ended March 31, 2022.
Leasing activity
During the first quarter ended March 31, 2022, the Company signed 21 new leases and 53 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 369,300 square feet of GLA. The 21 new leases consist of 65,200 square feet with an average annual base rent of $15.69 per-square-foot. Of the 21 new leases, five leases with a total GLA of 12,300 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these five leases, resulted in an 8.8% average base rent increase over comparable expiring leases. The 53 renewal leases consist of 304,100 square feet with an average annual base rent of $24.71 per square foot. Of the 53 renewal leases, 37 leases with a total GLA of 270,900 square feet were considered comparable and resulted in a 2.9% average base rent increase over comparable expiring leases.
Leasing activity summarized by asset class for the three months ended March 31, 2022, were as follows:

	Three Months Ended March 31, 2022
	Leases	GLA	ABR/SF	Rent Spread[1]
Retail	55	271,439	$26.60	2.6%
Industrial	15	93,771	$12.56	6.6%
Office	4	4,082	$34.01	4.7%
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
The Company's improved portfolio occupancy metrics as of March 31, 2022 and 2021, were as follows:

	As of	As of	Basis Point Change
	March 31, 2022	March 31, 2021
Leased Occupancy	94.5%	93.8%	70
Physical Occupancy	94.1%	93.1%	100
Economic Occupancy	92.0%	92.4%	(40)

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of March 31, 2022 and 2021, were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	March 31, 2022	March 31, 2021
Retail	93.1%	91.9%	120
Industrial	98.0%	97.8%	20
Office	87.7%	93.0%	(530)
Total Leased Occupancy	94.5%	93.8%	70

Economic Occupancy
	As of	As of	Basis Point Change
	March 31, 2022	March 31, 2021
Retail	89.7%	89.9%	(20)
Industrial	97.3%	97.7%	(40)
Office	85.9%	91.2%	(530)
Total Economic Occupancy	92.0%	92.4%	(40)

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	March 31, 2022	March 31, 2021
Retail	93.1%	91.9%	120
Industrial	98.0%	97.8%	20
Office	87.7%	93.0%	(530)
Total Same-Store Leased Occupancy	94.4%	93.8%	60

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	March 31, 2022	March 31, 2021
Retail	89.7%	89.9%	(20)
Industrial	97.2%	97.7%	(50)
Office	85.9%	91.2%	(530)
Total Same-Store Economic Occupancy	92.0%	92.4%	(40)
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

Financial results - First quarter of 2022 compared with 2021
Results of operations for the first quarter ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
(amounts in millions; unaudited)	2022	2021
Development sales revenue	$6.3	$—
Unimproved/other property sales revenue	1.8	11.3
Other operating revenue[1]	4.8	5.8
Total Land Operations operating revenue	12.9	17.1
Land Operations operating costs and expenses[2]	(9.3)	(8.2)
Selling, general and administrative	(1.2)	(0.9)
Gain (loss) on disposal of assets, net	—	0.1
Earnings (loss) from joint ventures	(0.2)	3.6
Pension and postretirement benefit (expense)	(2.4)	(0.5)
Interest and other income (expense), net	0.1	0.2
Total Land Operations operating profit (loss)	$(0.1)	$11.4
[1] Other operating revenue includes legacy land licensing and leasing, trucking service, and renewable energy.
[2] Includes intersegment operating charges primarily from CRE that are eliminated in the consolidated results of operations.
First quarter of 2022: Land Operations revenue during the first quarter ended March 31, 2022 was $12.9 million, primarily consisting of revenue related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of legacy agricultural lands, trucking service, and renewable energy), as well as sales of five development parcels at Maui Business Park and unimproved land parcels on the islands of Maui and Kauai.
Land Operations operating loss of $0.1 million during the first quarter ended March 31, 2022, was due primarily to the margins realized on the sales activity previously described, as well as the margins from the licensing and leasing of legacy agricultural lands, and trucking services, partially offset by a settlement charge of $2.3 million related to certain benefit payments made by the master trust in connection with the pension plan termination process.
First quarter of 2021: Operating revenue was $17.1 million and included the sales of unimproved land parcels on the islands of Maui and Kauai. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment.
Further, during the first quarter ended March 31, 2021, the Company recorded a gain on disposal of approximately $0.1 million related to the third quarter 2020 sale of its solar power facility in Port Allen on Kauai. Earnings from joint ventures of $3.6 million during the first quarter ended March 31, 2021, was primarily driven by unit sales at the Kukui‘ula joint venture projects.
Land Operations operating profit of $11.4 million during the first quarter ended March 31, 2021, was due primarily to the margins realized for the sales activity previously described, as well as profits generated from the operations of the segment's other legacy business activities and joint venture projects.

Materials & Construction
Financial results - First quarter of 2022 compared with 2021
Results of operations for the first quarter ended March 31, 2022 and 2021, were as follows:

(dollars in millions; unaudited)	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$	%
Materials & Construction
Operating revenue	$39.2	$24.0	$15.2	63.3%
Operating costs and expenses	(34.1)	(23.7)	(10.4)	43.9%
Selling, general and administrative	(3.6)	(3.9)	0.3	(7.7)%
Intersegment operating charges, net[1]	(0.2)	(0.2)	—	—%
Income (loss) related to joint ventures	1.8	(0.2)	2.0	(1,000.0)%
Interest and other income (expense), net	0.1	—	0.1	NM
Materials & Construction operating profit (loss)	$3.2	$(4.0)	$7.2	(180.0)%
Operating margin percentage	8.2%	(16.7)%
Depreciation and amortization	$1.4	$2.6	$(1.2)	(46.2)%
Backlog at period end[2]	$202.7	$127.2	$75.5	59.4%

[1] Intersegment operating charges, net for Materials & Construction represent amounts primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
[2] Backlog represents the total amount of revenue that Grace Pacific, Maui Paving, LLC (“Maui Paving”) and Goodfellow Grace Pacific A J.V. (“Goodfellow Grace Pacific”) expect to realize on contracts awarded. Both Maui Paving and Goodfellow Grace Pacific are 50-percent-owned unconsolidated affiliates. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products and services. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months, or longer, for large paving contracts and contracts performed in phases. This amount includes opportunity backlog consisting of contracts in which Grace Pacific has been confirmed to be the lowest bidder at the time of this disclosure (such amounts were $107.2 million and $51.9 million as of March 31, 2022 and 2021, respectively). Circumstances outside the Company's control such as procurement or technical protests, and/or changes in the availability of project funding, among others, may arise that prevent the finalization of such contracts. Maui Paving's backlog as of March 31, 2022 and 2021 was $18.4 million and $3.7 million, respectively. Goodfellow Grace Pacific's backlog as of March 31, 2022 was $18.1 million. There was no backlog related to Goodfellow Grace Pacific as of March 31, 2021.

Materials & Construction revenue was $39.2 million for the first quarter ended March 31, 2022, compared to $24.0 million for the first quarter ended March 31, 2021. Operating profit was $3.2 million for the first quarter ended March 31, 2022, compared to operating loss of $4.0 million for the first quarter ended March 31, 2021. During the quarter ended March 31, 2022, the segment operating profit was driven primarily by quarry and liquid asphalt sales and joint venture earnings from the Company's interest in a materials company. During the quarter ended March 31, 2021, the segment operating loss was primarily driven by low paving volumes due to the timing of projects and inclement weather in the period, partially offset by robust materials (i.e., construction aggregate) production and sales.
The Company is continually monitoring the performance of the M&C segment in the context of the overall industry and economy. However, based on the inherent uncertainty in the general economic environment, there can be no assurance that the carrying values associated with the long-lived assets will be recoverable and impairments on such long-lived assets may be required.
As of March 31, 2022 and 2021, backlog was $202.7 million and $127.2 million, respectively. The increase in backlog from March 31, 2021 to March 31, 2022, was primarily driven by an increase in the amount of marketed bid opportunities won by Grace Pacific and Goodfellow Grace Pacific A J.V.
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
Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the three months ended March 31, 2022 and 2021, are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Net income (loss) available to A&B common shareholders	$10.5	$9.9
Depreciation and amortization of commercial real estate properties	9.2	9.5
Gain on the disposal of commercial real estate properties, net	—	(0.2)
FFO	$19.7	$19.2
Exclude items not related to core business:
Land Operations Operating (Profit) Loss	0.1	(11.4)
Materials & Construction Operating (Profit) Loss	(3.2)	4.0
Income (loss) attributable to noncontrolling interest	0.5	—
Income tax expense (benefit)	—	0.1
CRE and Corporate settlement costs related to pension plan termination	0.9	—
Non-core business interest expense	2.8	3.5
Core FFO	$20.8	$15.4
Reconciliations of Core FFO starting from Commercial Real Estate operating profit (loss) for the three months ended March 31, 2022 and 2021, are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Commercial Real Estate Operating Profit (Loss)	$20.6	$15.4
Depreciation and amortization of commercial real estate properties	9.2	9.5
Corporate and other expense	(7.0)	(6.0)
CRE and Corporate settlement costs related to pension plan termination	0.9	—
Core business interest expense	(2.9)	(3.5)
Core FFO	$20.8	$15.4
Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three months ended March 31, 2022 and 2021, are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Commercial Real Estate Operating Profit (Loss)	$20.6	$15.4
Plus: Depreciation and amortization	9.2	9.5
Less: Straight-line lease adjustments	(1.4)	(0.8)
Less: Favorable/(unfavorable) lease amortization	(0.2)	(0.2)
Plus: Other (income)/expense, net	—	(0.1)
Plus: Selling, general, administrative and other expenses	1.6	1.5
Commercial Real Estate NOI	29.8	25.3
Less: NOI from acquisitions, dispositions, and other adjustments	(0.2)	—
Commercial Real Estate Same-Store NOI	$29.6	$25.3

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from March 31, 2022) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its various credit facilities. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures; shareholder distributions; and working capital needs.
As of March 31, 2022, there have been no material changes in the Company's ability to generate and obtain adequate amounts of cash to meet its business requirements and plans in the short-term and long-term from the end of the preceding fiscal year ended December 31, 2021.
Known contractual obligations
A description of material contractual commitments is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2021 Form 10-K, and relates to the Company's Notes payable and other debt, Operating lease liabilities and Accrued pension and post-retirement benefits. In addition, a description of other material cash requirements, including capital expenditures, is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of the 2021 Form 10-K, and includes contractual interest payments for Notes payable and other debt as well as amounts to be spent on contractual non-cancellable purchase obligations (that specifies all significant terms, including fixed or minimum quantities to be purchased, pricing structure and approximate timing of the transaction that are not recorded as liabilities in the consolidated balance sheet).
As of March 31, 2022, there have been no material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2021. Refer to Note 6, Note 11 and Note 13 in this report for further discussion.
As noted above, regarding the approved plan to effect the termination of the Defined Benefit Plans, in 2022, the Company expects to make additional cash contributions in order to fully fund the Defined Benefit Plans on a plan termination basis. The Defined Benefit Plans will be settled upon completion of lump sum distributions and purchase of annuity contracts. These additional cash contributions are expected to range between $34 million and $48 million. However, the actual amount of this cash contribution requirement will depend upon the nature and timing of participant settlements, interest rates, as well as prevailing market conditions.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2021 Form 10-K. As of March 31, 2022, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2021. Refer to Note 8 in this report for further discussion.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been cash flows provided by operations, which were $7.3 million for the three months ended March 31, 2022, primarily driven in the current year by cash generated from the Commercial Real Estate segment (the Company's core business). Total cash flows provided by operations decreased as compared to the prior year comparable period ($20.6 million for the three months ended March 31, 2021) primarily due to the lower cash flows provided by operations from the Land Operations and Materials & Constructions segments. Total cash flows in future periods, may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy.

The Company's other primary sources of liquidity include its cash on-hand of $33.7 million as of March 31, 2022, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from March 31, 2022), as well as long-term basis. With respect to the revolving credit facility for general A&B purposes, as of March 31, 2022, the Company had $50.0 million of borrowings outstanding, $1.1 million letters of credit issued against and $448.9 million of available capacity on such revolving credit facility (which currently has a term through August 29, 2025, plus two six-month optional extensions).
On August 13, 2021, the Company entered into an equity distribution agreement, or ATM Agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. As of March 31, 2022, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell shares under the at-the-market offering program.
Other sources of liquidity for the Company include trade receivables, contracts retention, and inventories (excluding parts, materials and supplies), totaling $61.8 million at March 31, 2022. As of March 31, 2022, there were no material changes to the Company's other primary sources of liquidity from the end of the preceding fiscal year ended December 31, 2021.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Net cash used in investing activities was $3.9 million for the three months ended March 31, 2022, as compared to net cash provided by investing activities of $10.4 million for the three months ended March 31, 2021. Net cash used in investing activities during the three months ended March 31, 2022, was primarily driven by $3.8 million in capital expenditures. Cash provided by investing activities during three months ended March 31, 2021, was primarily driven by distributions from the Company's land development joint ventures (primarily at its Kukui‘ula joint venture projects), partially offset by cash used in capital expenditures.
As it relates to the CRE segment (i.e., its core business), the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods for all segments were as follows:

	Three Months Ended March 31,
(dollars in millions; unaudited)	2022	2021	Change
CRE property acquisitions, development and redevelopment	$1.1	$3.2	(65.6)%
CRE building/area improvements (Maintenance Capital Expenditures)	0.5	1.2	(58.3)%
CRE tenant space improvements (Maintenance Capital Expenditures)	0.2	0.2	—%
Materials & Construction	1.6	0.6	166.7%
Land Operations and Corporate	0.4	—	NM
Total capital expenditures[1]	$3.8	$5.2	(26.9)%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Net cash flows used in financing activities was $39.7 million for the three months ended March 31, 2022, as compared to $56.2 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company's net cash outlays related to financing activities were due primarily to its net repayments of notes payable and other debt and deferred financing costs of $10.5 million, as well as cash dividend payments totaling $27.0 million. During the three months ended March 31, 2021, the Company's net cash outlays related to financing activities were due primarily to its net repayments of notes payable and other debt and deferred financing costs and line-of-credit agreement of $33.7 million, as well as cash dividend payments totaling $21.8 million.

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
During the three months ended March 31, 2022, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. Further, during the three months ended March 31, 2022, there were no acquisitions utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions.
As of March 31, 2022, $0.8 million from tax-deferred sales was available for use and had not been reinvested under §1031 of the Code. Also as of March 31, 2022, the Company held $3.1 million from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code.
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
In March 2022 and May 2022, the Federal Reserve approved a 0.25% and 0.50% rate increase, respectively. The Federal Reserve has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024. As of March 31, 2022, the Company’s variable-rate debt under its revolving credit facilities is effectively zero due to an interest rate swap on $50.0 million of principal on the A&B Revolver until February 2023, at which time it becomes variable-rate. The Company's variable-rate debt under secured notes payable is also effectively zero as of March 31, 2022, due to an interest rate swap on the Manoa Marketplace secured note payable, which is swapped through maturity. As of March 31, 2022, the Company has no variable-rate debt under unsecured notes payable. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of March 31, 2022.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its various credit facilities will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from March 31, 2022) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
Other Matters
Critical accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of the Company's financial statements were described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2021 Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes in the quantitative and qualitative disclosures about market risk since December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective.
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
In February 2020, the Company's Board of Directors authorized the Company to repurchase up to $150 million of its common stock beginning on February 25, 2020, and ending on December 31, 2021. In October 2021, the Company's Board of Directors reauthorized the Company to repurchase up to $150 million of its common stock beginning on January 1, 2022, and ending on December 31, 2023. There were no purchases or repurchases of equity securities made by or on behalf of the Company in 2022 or 2021 under such plan.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.

ITEM 6. EXHIBITS
EXHIBIT INDEX
10. Material Contracts
10.b.1(xxviii)    Form of Letter Agreement (current participants).
10.b.1(xxix)    Form of Letter Agreement (prospective participants).
10.b.1(xxxviii)    Amendment No. 4 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of April 1, 2022.
10.b.1(xlvii)    Form of Restricted Stock Unit Agreement for Non-Employee Directors.
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
95    Mine Safety Disclosure.
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

May 6, 2022	By: /s/ Brett A. Brown
Brett A. Brown
Executive Vice President and Chief Financial Officer

May 6, 2022	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President, Chief Accounting Officer and Controller