Form 10-Q
period 2022-06-30
Alexander & Baldwin, Inc.
filed 2022-07-29
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of June 30, 2022: 72,717,673

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions; unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Real estate investments
Real estate property	$1,589.0	$1,588.2
Accumulated depreciation	(190.6)	(180.5)
Real estate property, net	1,398.4	1,407.7
Real estate developments	64.6	65.0
Investments in real estate joint ventures and partnerships	8.8	8.8
Real estate intangible assets, net	47.4	51.6
Real estate investments, net	1,519.2	1,533.1
Cash and cash equivalents	33.2	70.0
Restricted cash	0.2	1.0
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $1.2 million and $1.3 million as of June 30, 2022, and December 31, 2021, respectively	34.9	28.9
Inventories	24.6	20.3
Other property, net	68.5	83.5
Operating lease right-of-use assets	37.4	20.1
Goodwill	8.7	8.7
Other receivables, net of allowance for credit losses and allowance for doubtful accounts of $2.2 million and $2.5 million as of June 30, 2022, and December 31, 2021, respectively	5.8	11.6
Prepaid expenses and other assets	121.6	102.6
Total assets	$1,854.1	$1,879.8

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$475.9	$532.7
Accounts payable	14.8	9.9
Operating lease liabilities	36.7	19.4
Accrued pension and post-retirement benefits	11.0	56.3
Deferred revenue	68.7	68.5
Accrued and other liabilities	103.3	119.5
Total liabilities	710.4	806.3
Commitments and Contingencies (Note 8)
Redeemable Noncontrolling Interest	7.7	6.9
Equity:
Common stock - no par value; authorized, 150.0 million shares; outstanding, 72.7 million and 72.5 million shares at June 30, 2022 and December 31, 2021, respectively	1,811.2	1,810.5
Accumulated other comprehensive income (loss)	1.9	(80.7)
Distributions in excess of accumulated earnings	(677.1)	(663.2)
Total equity	1,136.0	1,066.6
Total liabilities and equity	$1,854.1	$1,879.8
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenue:
Commercial Real Estate	$45.8	$43.3	$91.9	$83.2
Land Operations	5.1	16.0	18.0	33.1
Materials & Construction	37.2	30.0	76.4	54.0
Total operating revenue	88.1	89.3	186.3	170.3
Operating Costs and Expenses:
Cost of Commercial Real Estate	24.2	23.5	48.2	46.9
Cost of Land Operations	5.6	10.6	14.9	18.7
Cost of Materials & Construction	34.1	28.7	68.2	52.4
Selling, general and administrative	13.2	12.4	25.6	24.6
Total operating costs and expenses	77.1	75.2	156.9	142.6
Gain (loss) on disposal of commercial real estate properties, net	—	—	—	0.2
Gain (loss) on disposal of non-core assets, net	54.0	0.1	54.0	0.2
Total gain (loss) on disposal of assets, net	54.0	0.1	54.0	0.4
Operating Income (Loss)	65.0	14.2	83.4	28.1
Other Income and (Expenses):
Income (loss) related to joint ventures	(0.2)	6.1	1.4	9.5
Pension termination	(73.7)	—	(76.9)	—
Interest and other income (expense), net (Note 2)	0.9	(0.5)	0.8	(0.8)
Interest expense	(5.6)	(6.7)	(11.3)	(13.7)
Income (Loss) from Continuing Operations Before Income Taxes	(13.6)	13.1	(2.6)	23.1
Income tax benefit (expense)	18.1	—	18.1	(0.1)
Income (Loss) from Continuing Operations	4.5	13.1	15.5	23.0
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.1)	(0.1)	(0.1)
Net Income (Loss)	4.4	13.0	15.4	22.9
Loss (income) attributable to noncontrolling interest	(0.3)	(0.2)	(0.8)	(0.2)
Net Income (Loss) Attributable to A&B Shareholders	$4.1	$12.8	$14.6	$22.7

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.06	$0.18	$0.20	$0.31
Net income (loss) available to A&B shareholders	$0.06	$0.18	$0.20	$0.31

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.05	$0.18	$0.20	$0.31
Net income (loss) available to A&B shareholders	$0.05	$0.18	$0.20	$0.31

Weighted-Average Number of Shares Outstanding:
Basic	72.7	72.5	72.7	72.5
Diluted	72.8	72.6	72.8	72.6

Amounts Available to A&B Common Shareholders (Note 15):
Continuing operations available to A&B common shareholders	$4.1	$12.9	$14.6	$22.8
Discontinued operations available to A&B common shareholders	(0.1)	(0.1)	(0.1)	(0.1)
Net income (loss) available to A&B common shareholders	$4.0	$12.8	$14.5	$22.7

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$4.4	$13.0	$15.4	$22.9
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	2.0	(1.4)	5.4	1.7
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	0.2	0.5	0.6	0.8
Realized interest rate hedging gain (loss)	(0.5)	—	(0.5)	—
Employee benefit plans:
Actuarial gain (loss)	16.6	—	16.6	—
Amortization of net loss included in net periodic benefit cost	0.9	0.8	1.8	1.4
Amortization of prior service cost included in net periodic benefit cost	0.1	—	0.1	—
Pension termination	73.7	—	76.9	—
Income taxes related to other comprehensive income (loss)	(18.3)	—	(18.3)	—
Other comprehensive income (loss), net of tax	74.7	(0.1)	82.6	3.9
Comprehensive Income (Loss)	79.1	12.9	98.0	26.8
Comprehensive (income) loss attributable to noncontrolling interest	(0.3)	(0.2)	(0.8)	(0.2)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$78.8	$12.7	$97.2	$26.6
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions; unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$15.4	$22.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	22.7	25.4
Income tax benefit of pension termination and other, net	(18.1)	—
Loss (gain) from disposals and asset transactions, net	(54.4)	(0.4)
Share-based compensation expense	3.0	2.8
Equity in (income) loss from affiliates, net of operating cash distributions	(1.4)	(7.5)
Pension termination	76.9	—
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	(6.3)	13.9
Inventories	(4.3)	(5.7)
Prepaid expenses, income tax receivable and other assets	(7.7)	7.0
Development/other property inventory	9.6	0.5
Accrued pension and post-retirement benefits	(29.8)	1.8
Accounts payable	4.5	(0.3)
Accrued and other liabilities	(9.4)	(0.8)
Net cash provided by (used in) operations	0.7	59.6

Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(9.6)	(14.8)
Proceeds from disposal of assets	74.0	0.6
Payments for purchases of investments in affiliates and other investments	(1.5)	(0.8)
Distributions of capital and other receipts from investments in affiliates and other investments	—	30.0
Net cash provided by (used in) investing activities	62.9	15.0

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	5.1	6.0
Payments of notes payable and other debt and deferred financing costs	(12.0)	(95.4)
Borrowings (payments) on line-of-credit agreement, net	(50.0)	—
Cash dividends paid	(41.7)	(21.8)
Proceeds from issuance (repurchase) of capital stock and other, net	(2.6)	(0.7)
Net cash provided by (used in) financing activities	(101.2)	(111.9)

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	(37.6)	(37.3)
Balance, beginning of period	71.0	57.4
Balance, end of period	$33.4	$20.1

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(11.3)	$(12.8)
Income tax (payments)/refunds, net	$—	$0.4

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	$0.2	$5.9
Operating lease liabilities arising from obtaining ROU assets	$19.3	$5.5
Finance lease liabilities arising from obtaining ROU assets	$0.1	$—
Dividends declared but unpaid at end of period	$0.2	$11.6
Escrow receivable from disposal of assets	$0.9	$—
Liabilities arising from disposal of assets	$0.8	$—

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$70.0	$57.2
Restricted cash	1.0	0.2
Cash, cash equivalents and restricted cash	$71.0	$57.4

End of the period:
Cash and cash equivalents	$33.2	$19.9
Restricted cash	0.2	0.2
Cash, cash equivalents and restricted cash	$33.4	$20.1

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Three Months Ended June 30, 2022 and 2021
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2021	72.5	$1,806.2	$(56.0)	$(650.4)	$1,099.8	$6.5
Net income (loss)	—	—	—	12.8	12.8	0.2
Other comprehensive income (loss), net of tax	—	—	(0.1)	—	(0.1)	—
Dividend on common stock ($0.16 per share)	—	—	—	(11.6)	(11.6)	—
Share-based compensation	—	1.4	—	—	1.4	—
Shares issued (repurchased), net	—	(0.1)	—	—	(0.1)	—
Balance, June 30, 2021	72.5	$1,807.5	$(56.1)	$(649.2)	$1,102.2	$6.7

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2022	72.7	$1,809.6	$(72.8)	$(666.4)	$1,070.4	$7.4
Net income (loss)	—	—	—	4.1	4.1	0.3
Other comprehensive income (loss), net of tax	—	—	74.7	—	74.7	—
Dividend on common stock ($0.20 per share)	—	—	—	(14.7)	(14.7)	—
Share-based compensation	—	1.5	—	—	1.5	—
Shares issued (repurchased), net	—	0.1	—	(0.1)	—	—
Balance, June 30, 2022	72.7	$1,811.2	$1.9	$(677.1)	$1,136.0	$7.7

See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Six Months Ended June 30, 2022 and 2021
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2021	72.4	$1,805.5	$(60.0)	$(649.4)	$1,096.1	$6.5
Net income (loss)	—	—	—	22.7	22.7	0.2
Other comprehensive income (loss), net of tax	—	—	3.9	—	3.9	—
Dividend on common stock ($0.31 per share)	—	—	—	(22.5)	(22.5)	—
Share-based compensation	—	2.8	—	—	2.8	—
Shares issued (repurchased), net	0.1	(0.8)	—	—	(0.8)	—
Balance, June 30, 2021	72.5	$1,807.5	$(56.1)	$(649.2)	$1,102.2	$6.7

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2022	72.5	$1,810.5	$(80.7)	$(663.2)	$1,066.6	$6.9
Net income (loss)	—	—	—	14.6	14.6	0.8
Other comprehensive income (loss), net of tax	—	—	82.6	—	82.6	—
Dividend on common stock ($0.39 per share)	—	—	—	(28.6)	(28.6)	—
Share-based compensation	—	3.0	—	—	3.0	—
Shares issued (repurchased), net	0.2	(2.3)	—	0.1	(2.2)	—
Balance, June 30, 2022	72.7	$1,811.2	$1.9	$(677.1)	$1,136.0	$7.7

See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates in three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C"). As of June 30, 2022, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, 12 industrial assets, and four office properties, representing a total of 3.9 million square feet of gross leasable area, as well as a portfolio of ground leases in Hawai‘i representing 140.7 acres. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
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

Interest and other income (expense), net
Interest and other income (expense), net for the three and six months ended June 30, 2022 and 2021, included the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$0.1	$0.3	$0.2	$0.6
Pension and post-retirement benefit (expense)	(0.3)	(0.8)	(0.5)	(1.4)
Other income (expense), net	1.1	—	1.1	—
Interest and other income (expense), net	$0.9	$(0.5)	$0.8	$(0.8)

3.    INVESTMENTS IN AFFILIATES
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three and six months ended June 30, 2022 and 2021, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$35.8	$58.4	$74.1	$128.3
Operating costs and expenses	33.8	45.9	70.2	108.9
Gross Profit (Loss)	$2.0	$12.5	$3.9	$19.4
Income (Loss) from Continuing Operations[1]	$(2.5)	$5.1	$(4.7)	$9.0
Net Income (Loss)[1]	$(2.3)	$5.9	$0.7	$9.6

[1] Includes earnings from equity method investments held by the investee.
During the six months ended June 30, 2022 and 2021, Income (loss) related to joint ventures was $1.4 million and $9.5 million, respectively, and return on investment operating cash distributions was zero and $2.0 million, respectively.
4.    INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of June 30, 2022, and December 31, 2021, were as follows (in millions):

	June 30,	December 31,
	2022	2021
Asphalt	$5.5	$4.7
Processed rock and sand	10.9	8.1
Retail merchandise	2.4	2.1
Parts, materials and supplies inventories	5.8	5.4
Total	$24.6	$20.3
5.    FAIR VALUE MEASUREMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable and retention, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.
The fair value of the Company's notes receivable approximated the carrying amount of $1.9 million as of June 30, 2022, and $8.4 million as of December 31, 2021. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as a Level 3 measurement in the fair value hierarchy.
As of June 30, 2022, the carrying amount of the Company's notes payable and other debt was $475.9 million and the corresponding fair value was $462.9 million. As of December 31, 2021, the carrying amount of the Company's notes payable and other debt was $532.7 million, and the corresponding fair value was $554.3 million. The fair value of debt is calculated by discounting the future cash flows of the debt at market rates for instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements and classified as a Level 3 measurement in the fair value hierarchy.
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

6.    NOTES PAYABLE AND OTHER DEBT
As of June 30, 2022, and December 31, 2021, notes payable and other debt consisted of the following (dollars in millions):

	Interest Rate (%)	Maturity Date	Principal Outstanding
			June 30, 2022	December 31, 2021
Secured:
Heavy Equipment Financing	(1)	(1)	$1.5	$1.9
Laulani Village	3.93%	2024	59.6	60.2
Pearl Highlands	4.15%	2024	78.4	79.4
Manoa Marketplace	(2)	2029	55.4	56.3
Subtotal			$194.9	$197.8
Unsecured:
Series A Note	5.53%	2024	$21.3	$21.3
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	36.0	45.0
Series C Note	5.56%	2026	13.0	13.0
Series F Note	4.35%	2026	15.2	15.2
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	28.1	28.1
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$276.1	$285.1
Revolving Credit Facilities:
GLP Asphalt Wells Fargo revolving credit facility	(3)	2022	$—	$—
GLP Asphalt FHB revolving credit facility	(4)	2024	5.1	—
A&B Revolver	(5)	2025	—	50.0
Subtotal			$5.1	$50.0
Total debt (contractual)			$476.1	$532.9
Unamortized debt issuance costs			(0.2)	(0.2)
Total debt (carrying value)			$475.9	$532.7

(1) Loans have a weighted average stated interest rate of approximately 2.88% and stated maturity dates ranging from 2022 to 2027.
(2) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
(3) Loan had a stated interest rate of SOFR plus 1.75%. Credit agreement terminated on June 15, 2022.
(4) Loan has a stated interest rate of BSBY plus 1.25%.
(5) Loan has a stated interest rate of LIBOR plus 1.05% based on a pricing grid.
On March 5, 2021, the Financial Conduct Authority announced a timeline for the phase-out of the London Interbank Offered Rate ("LIBOR"). The Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency subsequently issued a joint statement saying that banks should stop entering into new contracts with LIBOR as soon as possible but at least by December 31, 2021. As of January 1, 2022, LIBOR can only be used for legacy LIBOR obligations entered into prior to December 31, 2021. In addition, LIBOR will cease to be available after June 30, 2023. The Secured Overnight Financing Rate ("SOFR") and Bloomberg Short Term Bank Yield Index ("BSBY") have been identified as replacements to LIBOR, with the former being recommended by the Federal Reserve-formed Alternative Reference Rates Committee.

As of March 31, 2022, the GLP Asphalt Wells Fargo Revolving Credit Facility had transitioned from LIBOR to a benchmark based on SOFR. On April 29, 2022, the Company entered into a Sixth Amendment to this credit agreement with Wells Fargo Bank, NA, extending the maturity date by 45 days from May 1, 2022, to June 15, 2022.

On June 15, 2022, GLP Asphalt entered into a revolving credit facility with First Hawaiian Bank that provides for an aggregate $20.0 million, two-year secured line of credit. The credit line is collateralized by GLP inventory and accounts receivable. Grace Pacific, LLC, a wholly-owned subsidiary of the Company, and the noncontrolling interest holders are guarantors, on a several basis, for their pro rata shares (based on membership interests) of borrowings under the line of credit.

7.    DERIVATIVE INSTRUMENTS
The Company is exposed to interest rate risk related to its variable-rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed-rate and variable-rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
As of June 30, 2022, the Company had one interest rate swap agreement as a cash flow hedge, while as of December 31, 2021, there were two such swaps, whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	June 30, 2022	June 30, 2022	December 31, 2021
4/7/2016	8/1/2029	3.14%	$55.4	$3.3	$(1.7)
2/13/2020	2/27/2023	(1)	$—	$—	$(0.5)

(1) $50.0 million in notional interest rate swap was terminated on June 30, 2022, resulting in a realized gain of $0.5 million included within Interest and other income (expense), net.

The asset related to the interest rate swap as of June 30, 2022, is presented within Prepaid expenses and other assets in the condensed consolidated balance sheet. The liability related to the interest rate swaps as of December 31, 2021, is presented within Accrued and other liabilities. The changes in fair value of the cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) during the three and six months ended June 30, 2022 and 2021, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$2.0	$(1.4)	$5.4	$1.7
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$0.2	$0.5	$0.6	$0.8
Realized interest rate hedging gain (loss)	$(0.5)	$—	$(0.5)	$—

As of June 30, 2022, the Company expects to reclassify $0.5 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.
The Company measures interest rate swaps at fair value, which is based on the estimated amounts that the Company would receive or pay to terminate the contract at the reporting date and determined using interest rate pricing models and interest rate related observable inputs. The fair value of the Company's interest rate swap is classified as a Level 2 measurement in the fair value hierarchy.
8.    COMMITMENTS AND CONTINGENCIES
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's condensed consolidated balance sheet as of June 30, 2022:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.1 million as of June 30, 2022. These letters of credit primarily relate to the Company's workers' compensation plans and construction activities; if drawn upon, the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's construction and real estate activities totaled $334.3 million as of June 30, 2022. Approximately $315.7 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds); if drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of June 30, 2022, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $141.4 million.
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
•Guarantees of indebtedness may be provided by the Company for the benefit of financial institutions providing credit to unconsolidated equity method investees. As of June 30, 2022, the Company had one arrangement with third party lenders that provided for a limited guarantee on any outstanding amounts related to an unconsolidated equity method investee's line of credit; related to borrowings on such line of credit by the equity method investee, there was $0.6 million outstanding as of June 30, 2022.
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
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, the Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. On February 17, 2022, the Sierra Club filed its notice of appeal challenging the decision on the August 2020 trial. The court is separately considering a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny them a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. On May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated and ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits should be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 to address the continuation of the revocable permits for both calendar years 2021 and 2022 and a decision is pending. On December 27, 2021, the court, in the meantime, further modified its ruling to say that the permits will remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court. On April 26, 2022, the court granted an extension of the May 1, 2022 deadline to the earlier of June 15, 2022, or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or as may be further ordered by the court. On June 1, 2022, the court granted an extension of the June 15, 2022 deadline to the earlier of July 15, 2022 or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022 or as may be further ordered by the court. On June 30, 2022, the BLNR issued its final decision on the contested case hearing on the permits for calendar years 2021 and 2022, approving the continuation of the permits through the end of calendar year 2022. The Sierra Club has filed a notice of appeal of that decision to the Circuit Court of the First Circuit in Hawai‘i. The BLNR’s decision to continue the permits through the end of calendar year 2022 will stand unless overturned on appeal or the Sierra Club obtains a preliminary injunction to prevent the decision from remaining in place.
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

9.    REVENUE AND CONTRACT BALANCES
The Company generates revenue through its Commercial Real Estate, Land Operations, and Materials & Construction segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 10 for further discussion of lessor income recognition. The Land Operations and Materials & Construction segments generate revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three and six months ended June 30, 2022 and 2021, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Commercial Real Estate	$45.8	$43.3	$91.9	$83.2
Land Operations:
Development sales revenue	—	11.2	6.3	11.2
Unimproved/other property sales revenue	0.2	—	2.0	11.3
Other operating revenue	4.9	4.8	9.7	10.6
Land Operations	5.1	16.0	18.0	33.1
Materials & Construction	37.2	30.0	76.4	54.0
Total revenues	$88.1	$89.3	$186.3	$170.3

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
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in millions):

	June 30, 2022	December 31, 2021
Accounts receivable	$31.1	$25.1
Contracts retention	5.0	5.1
Allowances (credit losses and doubtful accounts)	(1.2)	(1.3)
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts	$34.9	$28.9
Costs and estimated earnings in excess of billings on uncompleted contracts	$11.5	$10.4
Billings in excess of costs and estimated earnings on uncompleted contracts	$7.7	$6.8
Variable consideration[1]	$62.0	$62.0
Other deferred revenue	$6.7	$6.5

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three and six months ended June 30, 2022, the Company recognized revenue of approximately $0.4 million and $2.4 million, respectively, related to the Company's contract liabilities reported as of January 1, 2022. For the three and six months ended June 30, 2021, the Company recognized revenue of approximately $1.0 million and $6.5 million, respectively, related to the Company's contract liabilities reported as of January 1, 2021.

Regarding other information related to the Company's contracts with customers, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not material in any of the periods presented. Further, the total amount of the transaction price allocated to either wholly unsatisfied or partially satisfied performance obligations was $177.7 million and $140.5 million as of June 30, 2022 and December 31, 2021, respectively. Of the amount presented as of June 30, 2022, the Company expects to recognize as revenue approximately 90% to 95% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations over the next twelve months, with the remaining recognized thereafter.
10.    LEASES - THE COMPANY AS LESSOR
The Company leases land and buildings to third parties under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
The historical cost of, and accumulated depreciation on, leased property as of June 30, 2022, and December 31, 2021, were as follows (in millions):

	June 30, 2022	December 31, 2021
Leased property - real estate	$1,568.5	$1,563.2
Less: Accumulated depreciation	(190.1)	(182.2)
Property under operating leases, net	$1,378.4	$1,381.0

Total rental income (i.e., revenue) under these operating leases during the three and six months ended June 30, 2022 and 2021, relating to lease payments and variable lease payments were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease payments	$31.8	$29.3	$64.3	$58.9
Variable lease payments	16.1	14.8	31.3	26.5
Total rental income	$47.9	$44.1	$95.6	$85.4

Contractual future lease payments to be received on non-cancelable operating leases as of June 30, 2022, were as follows (in millions):

June 30, 2022
2022	$62.1
2023	118.3
2024	105.8
2025	89.2
2026	77.7
2027	67.5
Thereafter	535.7
Total future lease payments to be received	$1,056.3

11.    LEASES - THE COMPANY AS LESSEE
There have been no material changes from the Company's leasing activities as a lessee described in Note 15 to the consolidated financial statements included in Item 8 of the Company's 2021 Form 10-K. The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three and six months ended June 30, 2022 and 2021, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1.4	$1.2	$2.6	$2.3
Finance lease cost	$0.2	$0.3	$0.5	$0.6

12.    SHARE-BASED PAYMENT AWARDS
On April 26, 2022, stockholders approved the Alexander & Baldwin, Inc. 2022 Omnibus Incentive Plan ("2022 Plan"). The 2022 Plan serves as the successor to the 2012 Incentive Compensation Plan ("2012 Plan") and allows for the granting of stock options, stock appreciation rights, stock awards, restricted stock units, dividend equivalent rights, and other awards. The 2012 Plan allowed for the granting of stock options, restricted stock units, and common stock. All awards outstanding under the 2012 Plan remain subject to the terms of the 2012 Plan. Effective April 26, 2022, no additional shares will be issued under the 2012 Plan. The shares of common stock authorized to be issued under the 2022 Plan are to be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquired, including shares purchased on the open market or private transactions.
During the six months ended June 30, 2022 and 2021, the Company granted approximately 297,100 and 375,300 of restricted stock unit awards, respectively. The weighted-average grant date fair value of the time-based and market-based performance share units granted under the plans during the six months ended June 30, 2022 and 2021, was $25.51 and $16.62, respectively.
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
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-based expense:
Time-based and market-based restricted stock units	$1.5	$1.4	$3.0	$2.8

13.    EMPLOYEE BENEFIT PLANS
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”), which became effective on May 31, 2021.
The Company recognizes a gain/loss upon settlement of the Defined Benefit Plans when the following three criteria have been met: (1) an irrevocable action to terminate the Defined Benefit Plans has occurred, (2) the Company is relieved of the primary responsibility of the Defined Benefit Plans, and (3) the significant risks related to the obligations of the Defined Benefit Plans and the assets used to effect the settlement is eliminated for the Company.
During the second quarter of 2022, the Company contributed cash of $29.0 million and completed the termination of the Defined Benefit Plans. For the three and six months ended June 30, 2022, the Company recorded a pre-tax settlement charge of $73.7 million and $76.9 million, respectively, within Pension termination in the condensed consolidated statements of operations in connection with the Defined Benefit Plans termination process, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. In addition, the Company recorded an income tax benefit of $18.3 million for the three and six months ended June 30, 2022, to reclassify the tax effects in accumulated other comprehensive loss upon completion of the termination of the Defined Benefit Plans.
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three and six months ended June 30, 2022 and 2021, are shown below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$0.7	$0.4	$1.4	$0.6
Interest cost	0.4	0.9	0.9	2.6
Expected return on plan assets	(1.3)	(0.8)	(2.5)	(2.5)
Amortization of net loss	0.9	0.8	1.8	1.4
Amortization of prior service credit	0.1	—	0.1	—
Pension termination	73.7	—	76.9	—
Net periodic benefit cost	$74.5	$1.3	$78.6	$2.1
14.    INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the six months ended June 30, 2022, differed from the effective tax rate for the same period in 2021, due primarily to the 2022 tax benefit recognized on the termination of the Company’s Defined Benefit Plans.

As of June 30, 2022, tax years 2018 and later are open to audit by the tax authorities. The Company believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
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

The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) from continuing operations	$4.5	$13.1	$15.5	$23.0
Exclude: (Income) loss attributable to noncontrolling interest	(0.3)	(0.2)	(0.8)	(0.2)
Income (loss) from continuing operations attributable to A&B shareholders	4.2	12.9	14.7	22.8
Distributions and allocations to participating securities	(0.1)	—	(0.1)	—
Income (loss) from continuing operations available to A&B shareholders	4.1	12.9	14.6	22.8
Income (loss) from discontinued operations available to A&B common shareholders	(0.1)	(0.1)	(0.1)	(0.1)
Net income (loss) available to A&B common shareholders	$4.0	$12.8	$14.5	$22.7
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Denominator for basic EPS - weighted average shares outstanding	72.7	72.5	72.7	72.5
Effect of dilutive securities:
Stock options and restricted stock unit awards	0.1	0.1	0.1	0.1
Denominator for diluted EPS - weighted average shares outstanding	72.8	72.6	72.8	72.6

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of anti-dilutive securities	0.1	0.4	0.1	0.4

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) principally includes amortization of deferred pension and post-retirement costs. The components of Accumulated other comprehensive loss, net of taxes, were as follows as of June 30, 2022, and December 31, 2021, (in millions):

	June 30, 2022	December 31, 2021
Employee benefit plans:
Pension plans	$—	$(74.6)
Post-retirement plans	(0.1)	(2.6)
Non-qualified benefit plans	(0.7)	(0.7)
Total employee benefit plans	(0.8)	(77.9)
Interest rate swap	2.7	(2.8)
Accumulated other comprehensive income (loss)	$1.9	$(80.7)

The changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2022, were as follows (in millions, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2022	$(77.9)	$(2.8)	$(80.7)
Other comprehensive income (loss) before reclassifications	16.6	5.4	22.0
Amounts reclassified from accumulated other comprehensive income (loss)[1]	78.8	0.1	78.9
Taxes on other comprehensive income (loss)	(18.3)	—	(18.3)
Other comprehensive income (loss), net of taxes	77.1	5.5	82.6
Balance, June 30, 2022	$(0.8)	$2.7	$1.9
1 Amounts reclassified from Accumulated other comprehensive income related to interest rate swap settlements are presented as an adjustment to Interest expense in the condensed consolidated statements of operations. Amounts reclassified from Accumulated other comprehensive income related to employee benefit plan items are presented as part of Interest and other income (expense), net and Pension termination in the condensed consolidated statements of operations.

17.    RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities (refer to Note 3) and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which the relationship existed, revenues earned from transactions with such affiliates were $1.8 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively, and $3.9 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively. Expenses recognized from transactions with such affiliates were $1.0 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $2.4 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Receivables from these affiliates were $1.2 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively. Amounts due to these affiliates were $0.7 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively.
Land Operations. The Company provided materials and services to certain unconsolidated investments in affiliates and recognized interest earned on notes receivable from such related parties. Revenues earned from transactions with these affiliates were $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, revenues earned from transactions with these affiliates were $0.2 million and $1.5 million, respectively. There were no receivables from service arrangements or notes receivable with these affiliates as of June 30, 2022 and December 31, 2021.

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
Reportable segment information for the three and six months ended June 30, 2022 and 2021, is summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenue:
Commercial Real Estate	$45.8	$43.3	$91.9	$83.2
Land Operations	5.1	16.0	18.0	33.1
Materials & Construction	37.2	30.0	76.4	54.0
Total operating revenue	88.1	89.3	186.3	170.3
Operating Profit (Loss):
Commercial Real Estate[1]	19.4	18.6	40.0	34.0
Land Operations[2,3]	(7.7)	9.1	(7.8)	20.5
Materials & Construction	(0.6)	(1.9)	2.6	(5.9)
Total operating profit (loss)	11.1	25.8	34.8	48.6
Gain (loss) on disposal of commercial real estate properties, net	—	—	—	0.2
Interest expense	(5.6)	(6.7)	(11.3)	(13.7)
Corporate and other expense[4]	(19.1)	(6.0)	(26.1)	(12.0)
Income (Loss) from Continuing Operations Before Income Taxes	$(13.6)	$13.1	$(2.6)	$23.1

[1] Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Materials & Construction segment, and is eliminated in the consolidated results of operations and a pension termination charge of $0.7 million for the three and six months ended June 30, 2022.

[2] Land Operations segment operating profit (loss) includes equity in earnings (losses) from the Company's various equity method investments (primarily real estate joint ventures).
[3] Land Operations segment operating profit (loss) include pension termination charges of $59.9 million and $62.2 million for the three and six months ended June 30, 2022, respectively, related to the termination of the defined benefit plans, as well as a gain on sale of non-core assets, net, of $54.0 million for the three and six months ended June 30, 2022 related to the McBryde transaction (Note 19).

[4] Corporate and other expense includes pension termination charges of $13.1 million and $14.0 million for the three and six months ended June 30, 2022, respectively.

19.    SALE OF BUSINESS

On May 31, 2022, the Company entered into Purchase and Sale Agreements (collectively, the "PSA") with Brue Baukol Capital Partners (the "Buyer"), an unrelated third party, which resulted in the sale of approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, in exchange for cash proceeds and escrow receivables of $73.9 million and $0.9 million, respectively. The sale closed on June 30, 2022. In connection with the sale, the Company recognized a net gain of $54.0 million which is presented within Gain (loss) on disposal of non-core assets, net in the accompanying condensed consolidated statement of operations.

20.    SUBSEQUENT EVENTS
On July 26, 2022, the Company's Board of Directors declared a cash dividend of $0.22 per share on outstanding common stock, payable on October 5, 2022 to shareholders of record as of the close of business on September 19, 2022.

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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three and six months ended June 30, 2022, as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three and six months ended June 30, 2022, as compared to the corresponding period of the preceding fiscal year.
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
In connection with the evaluation of strategic alternatives to monetize and dispose of the remaining Materials & Construction businesses, either together as a group or individually, in July 2022 the Company's Board of Directors authorized a formal marketing process to sell the Grace Pacific business. The outcome, including the timing of the marketing process, is not certain, as any transaction would be dependent upon a number of external factors that may be beyond the Company's control, including, among other factors, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms. There can be no assurance that the marketing process will result in any agreements or transactions. Further, there can be no assurance that any potential transaction or transactions will result in the Company being able to recover the carrying value of the Materials & Construction businesses or related disposal group.

Related to the Land Operations segment, on June 30, 2022, the Company closed on the sale of approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, in exchange for cash proceeds and escrow receivables of $73.9 million and $0.9 million, respectively. The Company recognized a net gain on disposition of assets of $54.0 million in connection with the sale.
Termination of certain employee benefit plans
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”), which became effective on May 31, 2021.
During the second quarter of 2022, the Company contributed cash of $29.0 million and completed the termination of the Defined Benefit Plans. For the three and six months ended June 30, 2022, the Company recorded a pre-tax settlement charge of $73.7 million and $76.9 million, respectively, in connection with the Defined Benefit Plans termination process, which represents the recognition of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. During the quarter ended June 30, 2022, the Company also recorded an income tax benefit of $18.3 million in connection with the termination of the Defined Benefit Plans.
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

Inflation-sensitive inputs are necessary for the Company to provide products and services in the Materials and Construction segment. Increasing inflation has put upward pressure on wages, the cost of raw materials used to produce Hot Mix Asphalt ("HMA"), and other items that are critical to the businesses in this segment, including fuel. To date, the Company has been able to mitigate some of the effects of inflation by increasing prices for products and including the anticipated cost increases in bids on construction projects. However, the Company is limited in its ability to pass through increased costs for projects already in backlog and, under those circumstances, may be unable to recoup losses or diminished profit margins by passing these costs through to customers.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Financial results - Second quarter of 2022 compared with 2021

(amounts in millions, except percentage data and per share data; unaudited)	Three Months Ended June 30,		2022 vs 2021
	2022	2021	$	%
Operating revenue	$88.1	$89.3	$(1.2)	(1.3)%
Cost of operations	(63.9)	(62.8)	(1.1)	1.8%
Selling, general and administrative	(13.2)	(12.4)	(0.8)	6.5%
Gain (loss) on disposal of assets, net	54.0	0.1	53.9	NM
Operating income (loss)	65.0	14.2	50.8	357.7%
Income (loss) related to joint ventures	(0.2)	6.1	(6.3)	(103.3)%
Pension termination	(73.7)	—	(73.7)	NM
Interest and other income (expense), net	0.9	(0.5)	1.4	(280.0)%
Interest expense	(5.6)	(6.7)	1.1	(16.4)%
Income tax benefit (expense)	18.1	—	18.1	NM
Income (loss) from continuing operations	4.5	13.1	(8.6)	(65.6)%
Discontinued operations (net of income taxes)	(0.1)	(0.1)	—	—%
Net income (loss)	4.4	13.0	(8.6)	(66.2)%
(Income) loss attributable to noncontrolling interest	(0.3)	(0.2)	(0.1)	50.0%
Net income (loss) attributable to A&B	$4.1	$12.8	$(8.7)	(68.0)%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.06	$0.18	$(0.12)	(66.7)%
Basic earnings (loss) per share - discontinued operations	—	—	—	NM
	$0.06	$0.18	$(0.12)	(66.7)%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.05	$0.18	$(0.13)	(72.2)%
Diluted earnings (loss) per share - discontinued operations	—	—	—	NM
	$0.05	$0.18	$(0.13)	(72.2)%

Continuing operations available to A&B common shareholders	$4.1	$12.9	$(8.8)	(68.2)%
Discontinued operations available to A&B common shareholders	(0.1)	(0.1)	—	—%
Net income (loss) available to A&B common shareholders	$4.0	$12.8	$(8.8)	(68.8)%

Funds From Operations ("FFO")[1]	$13.2	$22.3	$(9.1)	(40.8)%
Core FFO[1]	$20.3	$18.5	$1.8	9.7%

FFO per diluted share	$0.18	$0.31	$(0.13)	(41.9)%
Core FFO per diluted share	$0.28	$0.25	$0.03	12.0%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.8	72.6

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.

Operating revenue during the second quarter ended June 30, 2022, decreased (1.3)%, or $(1.2) million, to $88.1 million, due primarily to lower development sales revenue from the Company's Land Operations operating segment, partially offset by higher revenues from the Commercial Real Estate and Materials & Construction operating segments.
Cost of operations during the second quarter ended June 30, 2022, increased 1.8%, or $1.1 million, to $63.9 million, due to higher costs incurred by the Company's Commercial Real Estate and Materials & Construction operating segments, partially offset by lower cost of sales incurred by the Company's Land Operations operating segments.
Selling, general and administrative during the second quarter ended June 30, 2022, increased 6.5%, or $0.8 million, to $13.2 million, due primarily to higher incentive compensation in the current period.
Gain (loss) on disposal of assets, net of $54.0 million during the second quarter ended June 30, 2022, was due to the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai.
Pension termination loss of $73.7 million during the second quarter ended June 30, 2022, resulted from the termination of the Defined Benefit Plans and represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination.
Income tax benefit (expense) of $18.1 million during the second quarter ended June 30, 2022, was due primarily to the termination of the Company’s Defined Benefit Plans.

Financial results - First six months of 2022 compared with 2021

(amounts in millions, except percentage data and per share data; unaudited)	Six Months Ended June 30,		2022 vs 2021
	2022	2021	$	%
Operating revenue	$186.3	$170.3	$16.0	9.4%
Cost of operations	(131.3)	(118.0)	(13.3)	11.3%
Selling, general and administrative	(25.6)	(24.6)	(1.0)	4.1%
Gain (loss) on disposal of assets, net	54.0	0.4	53.6	NM
Operating income (loss)	83.4	28.1	55.3	196.8%
Income (loss) related to joint ventures	1.4	9.5	(8.1)	(85.3)%
Pension termination	(76.9)	—	(76.9)	NM
Interest and other income (expense), net	0.8	(0.8)	1.6	(200.0)%
Interest expense	(11.3)	(13.7)	2.4	(17.5)%
Income tax benefit (expense)	18.1	(0.1)	18.2	NM
Income (loss) from continuing operations	15.5	23.0	(7.5)	(32.6)%
Discontinued operations (net of income taxes)	(0.1)	(0.1)	—	—%
Net income (loss)	15.4	22.9	(7.5)	(32.8)%
(Income) loss attributable to noncontrolling interest	(0.8)	(0.2)	(0.6)	300.0%
Net income (loss) attributable to A&B	$14.6	$22.7	$(8.1)	(35.7)%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.20	$0.31	$(0.11)	(35.5)%
Basic earnings (loss) per share - discontinued operations	—	—	—	NM
	$0.20	$0.31	$(0.11)	(35.5)%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.20	$0.31	$(0.11)	(35.5)%
Diluted earnings (loss) per share - discontinued operations	—	—	—	NM
	$0.20	$0.31	$(0.11)	(35.5)%

Continuing operations available to A&B common shareholders	$14.6	$22.8	$(8.2)	(36.0)%
Discontinued operations available to A&B common shareholders	(0.1)	(0.1)	—	—%
Net income (loss) available to A&B common shareholders	$14.5	$22.7	$(8.2)	(36.1)%

Funds From Operations ("FFO")[1]	$32.9	$41.5	$(8.6)	(20.7)%
Core FFO[1]	$41.1	$33.9	$7.2	21.2%

FFO per diluted share	$0.45	$0.57	$(0.12)	(21.1)%
Core FFO per diluted share	$0.56	$0.47	$0.09	19.1%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.8	72.6

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the six months ended June 30, 2022 increased 9.4%, or $16.0 million, to $186.3 million, primarily due to higher revenues from the Commercial Real Estate and Materials & Construction segments, partially offset by lower revenue from the Land Operations segment.

Cost of operations for the six months ended June 30, 2022 increased 11.3% or $13.3 million, to $131.3 million, primarily due to increases in costs incurred by the Commercial Real Estate and Materials & Construction segments, partially offset by a decrease in costs incurred by the Land Operations segment.
Selling, general and administrative for the six months ended June 30, 2022 increased 4.1%, or $1.0 million, to $25.6 million, due primarily to higher incentive compensation in the current period.
Gain (loss) on disposal of assets, net of $54.0 million for the six months ended June 30, 2022 was due to the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai. Gain (loss) on disposal of assets, net of $0.4 million for the six months ended June 30, 2021, related to the sale of residual, non-core land parcels on Maui and asset disposals in the Land Operations and Materials and Construction segments.
Pension termination loss of $76.9 million for the six months ended June 30, 2022, resulted from the termination of the Defined Benefit Plans and represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination.
Income tax benefit (expense) of $18.1 million for the six months ended June 30, 2022, was due primarily to the termination of the Company’s Defined Benefit Plans.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - Second quarter of 2022 compared with 2021
Results of operations for the second quarter ended June 30, 2022 and 2021, were as follows:

(amounts in millions, except percentage data and acres; unaudited)	Three Months Ended June 30,		2022 vs 2021
	2022	2021	$	%[1]
Commercial Real Estate operating revenue	$45.8	$43.3	$2.5	5.8%
Commercial Real Estate operating costs and expenses	(24.2)	(23.5)	(0.7)	3.0%
Selling, general and administrative	(1.8)	(1.7)	(0.1)	5.9%
Intersegment operating revenue, net[2]	0.5	0.4	0.1	25.0%
Pension termination	(0.7)	—	(0.7)	NM
Interest and other income (expense), net	(0.2)	0.1	(0.3)	(300.0)%
Commercial Real Estate operating profit (loss)	$19.4	$18.6	$0.8	4.3%
Operating profit (loss) margin	42.4%	43.0%

Net Operating Income ("NOI")[3]	$29.8	$28.5	$1.3	4.5%

Same-Store Net Operating Income ("Same-Store NOI")[3]	$29.7	$28.4	$1.3	4.4%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	—	—%
Ground leases (acres at end of period)	140.7	149.1	(8.4)	(5.6)%

[1] Amounts in this table are rounded to the nearest tenth of a million, but percentages were calculated based on thousands. Accordingly, a recalculation of some percentages, if based on the reported data, may be slightly different.

[2] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
[3] For a discussion of management's use of a non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
Commercial Real Estate operating revenue increased 5.8% or $2.5 million, to $45.8 million for the second quarter ended June 30, 2022, as compared to the second quarter ended June 30, 2021. Operating profit increased 4.3%, or $0.8 million, to $19.4 million for the second quarter ended June 30, 2022, as compared to the second quarter ended June 30, 2021. The increase in operating revenue and operating profit from the prior year is due primarily to lower reductions to revenue related to uncollectible tenant billings and other rent relief modifications provided to tenants as a result of rent collections. Operating costs and expenses for the quarter ended June 30, 2022, increased by $0.7 million as compared to the prior year due primarily to higher utilities, advertising, and other property operating costs as a result of increased traffic at retail properties and tenants' increased operations over the prior year quarter.

Financial results - First six months of 2022 compared with 2021
Operating results for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, were as follows:

	Six Months Ended June 30,		2022 vs. 2021
(amounts in millions, except percentage data; unaudited)	2022	2021	$	%[1]
Commercial Real Estate operating revenue	$91.9	$83.2	$8.7	10.5%
Commercial Real Estate operating costs and expenses	(48.2)	(46.9)	(1.3)	2.8%
Selling, general and administrative	(3.4)	(3.2)	(0.2)	6.3%
Intersegment operating revenue, net[2]	0.6	0.7	(0.1)	(14.3)%
Pension termination	(0.7)	—	(0.7)	NM
Interest and other income (expense), net	(0.2)	0.2	(0.4)	(200.0)%
Commercial Real Estate operating profit (loss)	$40.0	$34.0	$6.0	17.6%
Operating profit (loss) margin	43.5%	40.9%

Net Operating Income ("NOI")[3]	$59.6	$53.8	$5.8	10.6%

Same-Store Net Operating Income ("Same-Store NOI")[3]	$59.3	$53.7	$5.6	10.3%

[1] Amounts in this table are rounded to the nearest tenth of a million, but percentages were calculated based on thousands. Accordingly, a recalculation of some percentages, if based on the reported data, may be slightly different.

[2] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Materials & Construction segment and is eliminated in the consolidated results of operations.
[3] For a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
Commercial Real Estate operating revenue increased 10.5% or $8.7 million, to $91.9 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Operating profit increased 17.6%, or $6.0 million, to $40.0 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase in operating revenue and operating profit from the prior year is primarily driven by higher rents as tenants' rent relief modifications revert to standard terms, in addition to lower reductions to revenue related to uncollectible tenant billings and other rent relief modifications provided to tenants as a result of rent collections. Operating costs and expenses for the six months ended June 30, 2022, increased by $1.3 million due primarily to higher utilities, advertising, and other property operating costs as a result of increased traffic at retail properties and tenants' increased operations over the prior year.

Commercial Real Estate portfolio additions and dispositions
The Company transferred an industrial building representing 8,400 square feet of GLA from the Materials & Construction segment to the Commercial Real Estate segment in June 2022. The building is currently occupied and utilized by Grace Pacific's GP Roadway Solutions division that is included in the Materials & Construction segment. There were no other acquisitions or dispositions of CRE improved properties or ground lease interests in land during the three and six months ended June 30, 2022.
Leasing activity
During the second quarter ended June 30, 2022, the Company signed 24 new leases and 52 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 174,100 square feet of GLA. The 24 new leases consist of 59,100 square feet with an average annual base rent of $28.52 per-square-foot. Of the 24 new leases, eight leases with a total GLA of 14,500 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these eight leases, resulted in an 11.9% average base rent increase over comparable expiring leases. The 52 renewal leases consist of 114,900 square feet with an average annual base rent of $31.84 per square foot. Of the 52 renewal leases, 40 leases with a total GLA of 91,800 square feet were considered comparable and resulted in a 5.4% average base rent increase over comparable expiring leases.
Leasing activity summarized by asset class for the three and six months ended June 30, 2022, were as follows:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Leases	GLA	ABR/SF	Rent Spread[1]	Leases	GLA	ABR/SF	Rent Spread[1]
Retail	50	82,979	$44.90	5.9%	105	354,418	$30.89	3.6%
Industrial	20	77,778	$15.15	4.7%	35	171,549	$13.73	5.8%
Office	6	13,316	$33.23	10.3%	10	17,398	$33.41	9.1%
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
The Company's improved portfolio occupancy metrics as of June 30, 2022 and 2021, were as follows:

	As of	As of	Basis Point Change
	June 30, 2022	June 30, 2021
Leased Occupancy	94.6%	94.0%	60
Physical Occupancy	93.7%	93.7%	—
Economic Occupancy	92.6%	92.2%	40

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of June 30, 2022 and 2021, were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	June 30, 2022	June 30, 2021
Retail	93.1%	92.3%	80
Industrial	98.4%	97.8%	60
Office	88.1%	91.6%	(350)
Total Leased Occupancy	94.6%	94.0%	60

Economic Occupancy
	As of	As of	Basis Point Change
	June 30, 2022	June 30, 2021
Retail	90.6%	89.6%	100
Industrial	97.3%	97.7%	(40)
Office	85.4%	90.7%	(530)
Total Economic Occupancy	92.6%	92.2%	40

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	June 30, 2022	June 30, 2021
Retail	93.1%	92.3%	80
Industrial	98.3%	97.8%	50
Office	88.1%	91.6%	(350)
Total Same-Store Leased Occupancy	94.6%	94.0%	60

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	June 30, 2022	June 30, 2021
Retail	90.6%	89.6%	100
Industrial	97.2%	97.7%	(50)
Office	85.4%	90.7%	(530)
Total Same-Store Economic Occupancy	92.5%	92.2%	30
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

Financial results - Second quarter of 2022 compared with 2021
Results of operations for the second quarter ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,
(amounts in millions; unaudited)	2022	2021
Development sales revenue	$—	$11.2
Unimproved/other property sales revenue	0.2	—
Other operating revenue[1]	4.9	4.8
Total Land Operations operating revenue	5.1	16.0
Land Operations operating costs and expenses[2]	(5.6)	(10.6)
Selling, general and administrative	(1.2)	(1.0)
Gain (loss) on disposal of assets, net	54.0	—
Earnings (loss) from joint ventures	(0.1)	5.3
Pension termination	(59.9)	—
Interest and other income (expense), net	—	(0.6)
Total Land Operations operating profit (loss)	$(7.7)	$9.1

[1] Other operating revenue includes legacy land licensing and leasing, trucking service, and renewable energy.
[2] Includes intersegment operating charges primarily from CRE that are eliminated in the consolidated results of operations.
Second quarter of 2022: Land Operations revenue during the second quarter ended June 30, 2022, was $5.1 million, primarily consisting of revenue related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of legacy agricultural lands, trucking service, and renewable energy), as well as the sale of an easement on the island of Maui.
During the second quarter ended June 30, 2022, the Company completed the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, which resulted in a gain on disposal of approximately $54.0 million. Additionally, the segment incurred a settlement charge of $59.9 million in connection with the termination of the Defined Benefit Plans.
Second quarter of 2021: Operating revenue of $16.0 million included the sale of a development parcel at Maui Business Park. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment. Earnings from joint ventures of $5.3 million during the second quarter ended June 30, 2021, was primarily driven by profitable unit sales at the Kukui‘ula joint venture projects.
Land Operations operating profit of $9.1 million during the second quarter ended June 30, 2021, was due primarily to the margins realized for the sales activity previously described, as well as profits generated from the operations of the segment's other legacy business activities and joint venture projects.

Financial Results - First six months of 2022 compared with 2021

	Six Months Ended June 30,
(amounts in millions; unaudited)	2022	2021
Development sales revenue	$6.3	$11.2
Unimproved/other property sales revenue	2.0	11.3
Other operating revenue[1]	9.7	10.6
Total Land Operations operating revenue	18.0	33.1
Land Operations operating costs and expenses[2]	(14.9)	(18.8)
Selling, general and administrative	(2.4)	(1.9)
Gain (loss) on disposal of assets, net	54.0	0.1
Earnings (loss) from joint ventures	(0.3)	8.9
Pension termination	(62.2)	—
Interest and other income (expense), net	—	(0.9)
Total Land Operations operating profit (loss)	$(7.8)	$20.5
[1] Other operating revenue includes legacy land licensing and leasing, trucking service, and renewable energy.
[2] Includes intersegment operating charges primarily from CRE that are eliminated in the consolidated results of operations.
First six months of 2022: Land Operations revenue during the six months ended June 30, 2022, was $18.0 million and included the sale of development parcels at Maui Business Park, as well as unimproved and other land sales on the islands of Kauai and Maui. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of legacy agricultural lands, trucking service, and renewable energy).
During the second quarter ended June 30, 2022, the Company completed the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, which resulted in a gain on disposal of approximately $54.0 million. Additionally, the segment incurred a settlement charge of $62.2 million in connection with the termination of the Defined Benefit Plans.
First six months of 2021: Land Operations revenue was $33.1 million and included the sales of development parcels at Maui Business Park and unimproved land on the islands of Kauai and Maui. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment.
Operating profit of $20.5 million during the six months ended June 30, 2021, was composed of the margins resulting from the real estate sales activity noted above, as well as profits generated from the operations of the segment's other legacy business activities. Earnings from joint ventures of $8.9 million during the six months ended June 30, 2021, was primarily driven by profitable unit sales at the Kukui'ula joint venture projects.

Materials & Construction
Financial results - Second quarter of 2022 compared with 2021
Results of operations for the second quarter ended June 30, 2022 and 2021, were as follows:

(dollars in millions; unaudited)	Three Months Ended June 30,		2022 vs 2021
	2022	2021	$	%
Materials & Construction
Operating revenue	$37.2	$30.0	$7.2	24.0%
Operating costs and expenses	(34.1)	(28.7)	(5.4)	18.8%
Selling, general and administrative	(3.9)	(3.9)	—	—%
Intersegment operating charges, net[1]	0.1	(0.4)	0.5	(125.0)%
Gain (loss) on disposal of assets, net	—	0.1	(0.1)	NM
Income (loss) related to joint ventures	(0.1)	0.9	(1.0)	(111.1)%
Interest and other income (expense), net	0.2	0.1	0.1	100.0%
Materials & Construction operating profit (loss)	$(0.6)	$(1.9)	$1.3	(68.4)%
Gross margin percentage	8.3%	4.3%
Depreciation and amortization	$1.6	$2.8	$(1.2)	(42.9)%
Backlog at period end[2]	$212.1	$144.3	$67.8	47.0%

[1] Intersegment operating charges, net for Materials & Construction represent amounts primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
[2] Backlog represents the total amount of revenue that Grace Pacific, Maui Paving, LLC (“Maui Paving”) and Goodfellow Grace Pacific A J.V. (“Goodfellow Grace Pacific”) expect to realize on contracts awarded. Both Maui Paving and Goodfellow Grace Pacific are 50-percent-owned unconsolidated affiliates. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products and services. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months, or longer, for large paving contracts and contracts performed in phases. This amount includes opportunity backlog consisting of contracts in which Grace Pacific has been confirmed to be the lowest bidder at the time of this disclosure (such amounts were $82.0 million and $73.1 million as of June 30, 2022 and 2021, respectively). Circumstances outside the Company's control such as procurement or technical protests, and/or changes in the availability of project funding, among others, may arise that prevent the finalization of such contracts. Maui Paving's backlog as of June 30, 2022 and 2021 was $18.4 million and $8.3 million, respectively. Goodfellow Grace Pacific's backlog as of June 30, 2022 was $16.0 million. There was no backlog related to Goodfellow Grace Pacific as of June 30, 2021.

Materials & Construction revenue was $37.2 million for the second quarter ended June 30, 2022, compared to $30.0 million for the second quarter ended June 30, 2021. Operating loss was $0.6 million for the second quarter ended June 30, 2022, compared to operating loss of $1.9 million for the second quarter ended June 30, 2021. During the quarter ended June 30, 2022, the segment operating loss was driven primarily by lower paving volumes and margins. During the quarter ended June 30, 2021, the segment operating loss was primarily driven by low paving volumes due to the timing of projects and inclement weather in the period.
The Company is continually monitoring the performance of the M&C segment in the context of the overall industry and economy. However, based on the inherent uncertainty in the general economic environment, there can be no assurance that the carrying values associated with the long-lived assets will be recoverable and impairments on such long-lived assets may be required.
As of June 30, 2022 and 2021, backlog was $212.1 million and $144.3 million, respectively. The increase in backlog from June 30, 2021 to June 30, 2022, was primarily driven by an increase in the amount of marketed bid opportunities won by Grace Pacific, Maui Paving, and Goodfellow Grace Pacific A J.V.

Financial Results - First six months of 2022 compared with 2021

(dollars in millions, tons delivered in thousands; unaudited)	Six Months Ended June 30,		2022 vs 2021
	2022	2021	$ Change	Change
Materials & Construction
Operating revenue	$76.4	$54.0	$22.4	41.5%
Operating costs and expenses	(68.2)	(52.4)	(15.8)	30.2%
Selling, general and administrative	(7.5)	(7.8)	0.3	(3.8)%
Intersegment operating charges, net[1]	(0.1)	(0.6)	0.5	(83.3)%
Gain (loss) on disposal of assets, net	—	0.1	(0.1)	(100.0)%
Income (loss) related to joint ventures	1.7	0.7	1.0	142.9%
Interest and other income (expense), net	0.3	0.1	0.2	200.0%
Materials & Construction operating profit (loss)	$2.6	$(5.9)	$8.5	(144.1)%
Gross margin percentage	10.7%	3.0%
Depreciation and amortization	$3.0	$5.4	$(2.4)	(44.4)%
Backlog at period end[2]	212.1	144.3	67.8	47.0%

[1] Intersegment operating charges, net for Materials & Construction is primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
[2] Backlog represents the total amount of revenue that Grace Pacific, Maui Paving, LLC (“Maui Paving”), and Goodfellow Grace Pacific A J.V. (“Goodfellow Grace Pacific”) expect to realize on contracts awarded. Both Maui Paving and Goodfellow Grace Pacific are 50-percent-owned unconsolidated affiliates. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products and services. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months, or longer, for large paving contracts and contracts performed in phases. This amount includes opportunity backlog consisting of contracts in which Grace Pacific has been confirmed to be the lowest bidder at the time of this disclosure (such amounts were $65.8 million and $73.1 million as of June 30, 2022 and 2,021, respectively). Circumstances outside the Company's control such as procurement or technical protests, and/or changes in the availability of project funding, among others, may arise that prevent the finalization of such contracts. Maui Paving's backlog as of June 30, 2022 and 2,021 was $18.4 million and $8.3 million, respectively. Goodfellow Grace Pacific's backlog as of June 30, 2022 was $16.0 million. There was no backlog related to Goodfellow Grace Pacific as of June 30, 2021.

Materials & Construction revenue was $76.4 million for the six months ended June 30, 2022, compared to $54.0 million for the six months ended June 30, 2021. Operating profit was $2.6 million for the six months ended June 30, 2022, compared to operating loss of $5.9 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the segment operating profit was primarily driven by quarry and liquid asphalt sales and joint venture earnings from the Company's interest in a materials company. During the six months ended June 30, 2021, the segment operating loss of $5.9 million was primarily driven by low paving volumes due to project delays.

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
Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the three and six months ended June 30, 2022 and 2021, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) available to A&B common shareholders	$4.0	$12.8	$14.5	$22.7
Depreciation and amortization of commercial real estate properties	9.2	9.5	18.4	19.0
Gain on the disposal of commercial real estate properties, net	—	—	—	(0.2)
FFO	$13.2	$22.3	$32.9	$41.5
Exclude items not related to core business:
Land Operations Operating (Profit) Loss	7.7	(9.1)	7.8	(20.5)
Materials & Construction Operating (Profit) Loss	0.6	1.9	(2.6)	5.9
Loss from discontinued operations	0.1	0.1	0.1	0.1
Income (loss) attributable to noncontrolling interest	0.3	0.2	0.8	0.2
Income tax expense (benefit)	(18.1)	—	(18.1)	0.1
Non-core business interest expense	2.7	3.1	5.5	6.6
Pension termination - CRE and Corporate	13.8	—	14.7	—
Core FFO	$20.3	$18.5	$41.1	$33.9

Reconciliations of Core FFO starting from Commercial Real Estate operating profit (loss) for the three and six months ended June 30, 2022 and 2021, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial Real Estate Operating Profit (Loss)	$19.4	$18.6	$40.0	$34.0
Depreciation and amortization of commercial real estate properties	9.2	9.5	18.4	19.0
Corporate and other expense	(19.1)	(6.0)	(26.1)	(12.0)
Pension termination - CRE and Corporate	13.8	—	14.7	—
Distributions to participating securities	(0.1)	—	(0.1)	—
Core business interest expense	(2.9)	(3.6)	(5.8)	(7.1)
Core FFO	$20.3	$18.5	$41.1	$33.9
Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three and six months ended June 30, 2022 and 2021, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial Real Estate Operating Profit (Loss)	$19.4	$18.6	$40.0	$34.0
Plus: Depreciation and amortization	9.2	9.5	18.4	19.0
Less: Straight-line lease adjustments	(1.1)	(1.0)	(2.5)	(1.8)
Less: Favorable/(unfavorable) lease amortization	(0.4)	(0.2)	(0.6)	(0.4)
Plus: Other (income)/expense, net	0.9	(0.1)	0.9	(0.2)
Plus: Selling, general, administrative and other expenses	1.8	1.7	3.4	3.2
Commercial Real Estate NOI	29.8	28.5	59.6	53.8
Less: NOI from acquisitions, dispositions, and other adjustments	(0.1)	(0.1)	(0.3)	(0.1)
Commercial Real Estate Same-Store NOI	$29.7	$28.4	$59.3	$53.7

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from June 30, 2022) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its various credit facilities. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures; shareholder distributions; and working capital needs.
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

During the second quarter of 2022, the Company completed the termination of the Defined Benefit Plans, pursuant to which the Company (1) was relieved of the primary responsibility for the plans and (2) eliminated significant risk related to the obligations and assets of the Defined Benefit Plans. As of June 30, 2022, there were no other material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2021. Refer to Note 6, Note 11 and Note 13 in this report for further discussion.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2021 Form 10-K. As of June 30, 2022, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2021. Refer to Note 8 in this report for further discussion.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been cash flows provided by operations, primarily from the Commercial Real Estate segment (the Company's core business). During the six months ended June 30, 2022, cash flows provided by operations was $0.7 million, a decrease as compared to the prior year comparable period ($59.6 million for the six months ended June 30, 2021) due primarily to the lower cash flows provided by operations from the Land Operations and Materials & Constructions segments, as well as a $29.0 million cash contribution to the Defined Benefit Plans during the second quarter of 2022 in connection with the termination. Total cash flows in future periods, may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy.
The Company's other primary sources of liquidity include its cash on-hand of $33.2 million as of June 30, 2022, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from June 30, 2022), as well as long-term basis. With respect to the revolving credit facility for general A&B purposes, as of June 30, 2022, the Company had no borrowings outstanding, $1.1 million letters of credit issued against and $498.9 million of available capacity on such revolving credit facility (which currently has a term through August 29, 2025, plus two six-month optional extensions).
On August 13, 2021, the Company entered into an equity distribution agreement, or ATM Agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. As of June 30, 2022, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell shares under the at-the-market offering program.
Other sources of liquidity for the Company include trade receivables, contracts retention, and inventories (excluding parts, materials and supplies), totaling $53.7 million at June 30, 2022. As of June 30, 2022, there were no material changes to the Company's other primary sources of liquidity from the end of the preceding fiscal year ended December 31, 2021.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Net cash provided by investing activities was $62.9 million for the six months ended June 30, 2022, as compared to $15.0 million for the six months ended June 30, 2021. Net cash provided by investing activities during the six months ended June 30, 2022, was primarily driven by the Company's the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, in exchange for cash consideration of approximately $73.9 million. This was partially offset by $9.6 million in capital expenditures during the six months ended June 30, 2022. Cash provided by investing activities during six months ended June 30, 2021, was primarily driven by distributions from the Company's land development joint ventures (primarily at its Kukui‘ula joint venture projects), partially offset by cash used in capital expenditures.
As it relates to the CRE segment (i.e., its core business), the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods for all segments were as follows:

	Six Months Ended June 30,
(dollars in millions; unaudited)	2022	2021	Change
CRE property acquisitions, development and redevelopment	$3.0	$8.1	(63.0)%
CRE building/area improvements (Maintenance Capital Expenditures)	2.3	2.6	(11.5)%
CRE tenant space improvements (Maintenance Capital Expenditures)	0.9	0.9	—%
Materials & Construction	2.8	2.8	—%
Land Operations and Corporate	0.6	0.4	50.0%
Total capital expenditures[1]	$9.6	$14.8	(35.1)%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Net cash flows used in financing activities was $101.2 million for the six months ended June 30, 2022, as compared to $111.9 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company's net cash outlays related to financing activities were due primarily to net payments on line-of credit agreements and repayments of notes payable and other debt and deferred financing costs of $56.9 million, as well as cash dividend payments totaling $41.7 million. During the six months ended June 30, 2021, the Company's net cash outlays related to financing activities were due primarily to its net repayments of notes payable and other debt and deferred financing costs and line-of-credit agreement of $89.4 million, as well as cash dividend payments totaling $21.8 million.
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
During the six months ended June 30, 2022, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. Further, during the six months ended June 30, 2022, there were no acquisitions utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions.
As of June 30, 2022, no funds from tax-deferred sales were available for use and had not been reinvested under §1031 of the Code. Also as of June 30, 2022, the Company held $3.1 million from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code.

Trends, events and uncertainties
As noted above, economic uncertainty and volatility stemming from the COVID-19 pandemic remain, including depressed international tourism, global supply chain disruptions, labor shortages and turnover, and rapidly rising inflation. In March, May, and June 2022, the Federal Reserve increased the federal funds rate by 0.25%, 0.50%, and 0.75%, respectively. As of June 30, 2022, the Company had $5.1 million outstanding in variable-rate debt under its GLP Asphalt revolving credit facility and no amount outstanding in variable-rate debt under the unsecured A&B revolving credit facility. The Company's variable-rate debt under secured notes payable was effectively zero as of June 30, 2022, due to an interest rate swap on the Manoa Marketplace secured note payable, which is swapped through maturity. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would have little impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of June 30, 2022.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its various credit facilities will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from June 30, 2022) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective.
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

ITEM 5. OTHER INFORMATION
On July 26, 2022, the Board of Directors adopted the Amended and Restated Bylaws of Alexander & Baldwin, Inc. (the “Bylaws”), to be effective as of such date. In connection with the recent Securities and Exchange Commission’s universal proxy cards rules, Section 3.3.4 of the Bylaws provides that all director nominees shall consent to be named in any proxy statement relating to the shareholder meeting at which such director nominees are seeking to be elected. The Bylaws are being filed as Exhibit 3.b. to this report.

ITEM 6. EXHIBITS
EXHIBIT INDEX
3.b.    Amended and Restated Bylaws of Alexander & Baldwin, Inc., effective as of July 26, 2022.
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
95    Mine Safety Disclosure.
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interest for the three and six months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

July 29, 2022	By: /s/ Brett A. Brown
Brett A. Brown
Executive Vice President and Chief Financial Officer

July 29, 2022	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President, Chief Accounting Officer and Controller