Form 10-Q
period 2022-09-30
Alexander & Baldwin, Inc.
filed 2022-11-04
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of September 30, 2022: 72,544,235

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions; unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Real estate investments
Real estate property	$1,598.3	$1,588.2
Accumulated depreciation	(197.6)	(180.5)
Real estate property, net	1,400.7	1,407.7
Real estate developments	64.8	65.0
Investments in real estate joint ventures and partnerships	8.2	8.8
Real estate intangible assets, net	45.4	51.6
Real estate investments, net	1,519.1	1,533.1
Cash and cash equivalents	7.3	70.0
Restricted cash	0.2	1.0
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $1.1 million and $1.3 million as of September 30, 2022, and December 31, 2021, respectively	35.9	28.9
Inventories	30.1	20.3
Other property, net	69.6	83.5
Operating lease right-of-use assets	37.0	20.1
Goodwill	8.7	8.7
Other receivables, net of allowance for credit losses and allowance for doubtful accounts of $2.2 million and $2.5 million as of September 30, 2022, and December 31, 2021, respectively	6.1	11.6
Prepaid expenses and other assets	133.9	102.6
Total assets	$1,847.9	$1,879.8

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$469.7	$532.7
Accounts payable	18.5	9.9
Operating lease liabilities	36.8	19.4
Accrued pension and post-retirement benefits	10.4	56.3
Deferred revenue	71.3	68.5
Accrued and other liabilities	105.9	119.5
Total liabilities	712.6	806.3
Commitments and Contingencies (Note 8)
Redeemable Noncontrolling Interest	8.1	6.9
Equity:
Common stock - no par value; authorized, 150.0 million shares; outstanding, 72.5 million and 72.5 million shares at September 30, 2022 and December 31, 2021, respectively	1,809.4	1,810.5
Accumulated other comprehensive income (loss)	4.5	(80.7)
Distributions in excess of accumulated earnings	(686.7)	(663.2)
Total equity	1,127.2	1,066.6
Total liabilities and equity	$1,847.9	$1,879.8
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenue:
Commercial Real Estate	$46.2	$44.0	$138.1	$127.2
Land Operations	2.9	5.4	20.9	38.5
Materials & Construction	48.1	34.9	124.5	88.9
Total operating revenue	97.2	84.3	283.5	254.6
Operating Costs and Expenses:
Cost of Commercial Real Estate	25.0	24.1	73.2	71.0
Cost of Land Operations	4.2	4.7	19.1	23.4
Cost of Materials & Construction	43.3	31.8	111.5	84.2
Selling, general and administrative	12.7	12.6	38.3	37.2
Total operating costs and expenses	85.2	73.2	242.1	215.8
Gain (loss) on disposal of commercial real estate properties, net	—	—	—	0.2
Gain (loss) on disposal of non-core assets, net	—	—	54.0	0.2
Total gain (loss) on disposal of assets, net	—	—	54.0	0.4
Operating Income (Loss)	12.0	11.1	95.4	39.2
Other Income and (Expenses):
Income (loss) related to joint ventures	0.4	2.7	1.8	12.2
Pension termination	—	—	(76.9)	—
Interest and other income (expense), net (Note 2)	(0.1)	(0.2)	0.7	(1.0)
Interest expense	(5.5)	(6.5)	(16.8)	(20.2)
Income (Loss) from Continuing Operations Before Income Taxes	6.8	7.1	4.2	30.2
Income tax benefit (expense)	—	—	18.1	(0.1)
Income (Loss) from Continuing Operations	6.8	7.1	22.3	30.1
Income (loss) from discontinued operations, net of income taxes	—	(0.6)	(0.1)	(0.7)
Net Income (Loss)	6.8	6.5	22.2	29.4
Loss (income) attributable to noncontrolling interest	(0.4)	(0.1)	(1.2)	(0.3)
Net Income (Loss) Attributable to A&B Shareholders	$6.4	$6.4	$21.0	$29.1

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.09	$0.10	$0.29	$0.41
Discontinued operations available to A&B shareholders	—	(0.01)	—	(0.01)
Net income (loss) available to A&B shareholders	$0.09	$0.09	$0.29	$0.40

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.09	$0.10	$0.29	$0.41
Discontinued operations available to A&B shareholders	—	(0.01)	—	(0.01)
Net income (loss) available to A&B shareholders	$0.09	$0.09	$0.29	$0.40

Weighted-Average Number of Shares Outstanding:
Basic	72.7	72.5	72.7	72.5
Diluted	72.8	72.7	72.8	72.6

Amounts Available to A&B Common Shareholders (Note 15):
Continuing operations available to A&B common shareholders	$6.3	$6.9	$20.9	$29.7
Discontinued operations available to A&B common shareholders	—	(0.6)	(0.1)	(0.7)
Net income (loss) available to A&B common shareholders	$6.3	$6.3	$20.8	$29.0
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$6.8	$6.5	$22.2	$29.4
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	2.6	0.2	8.0	1.9
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	(0.1)	0.4	0.5	1.2
Realized interest rate hedging gain (loss)	—	—	(0.5)	—
Employee benefit plans:
Actuarial gain (loss)	—	(4.7)	16.6	(4.7)
Amortization of net loss included in net periodic benefit cost	0.1	0.5	1.9	1.9
Amortization of prior service cost included in net periodic benefit cost	—	—	0.1	—
Pension termination	—	—	76.9	—
Income taxes related to other comprehensive income (loss)	—	—	(18.3)	—
Other comprehensive income (loss), net of tax	2.6	(3.6)	85.2	0.3
Comprehensive Income (Loss)	9.4	2.9	107.4	29.7
Comprehensive (income) loss attributable to noncontrolling interest	(0.4)	(0.1)	(1.2)	(0.3)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$9.0	$2.8	$106.2	$29.4
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions; unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$22.2	$29.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	33.1	37.7
Income tax benefit related to pension termination and other, net	(18.3)	—
Loss (gain) from disposals and asset transactions, net	(54.0)	(0.4)
Share-based compensation expense	4.6	4.4
Equity in (income) loss from affiliates, net of operating cash distributions	(1.1)	(10.1)
Pension termination	76.9	—
Changes in operating assets and liabilities:
Trade, contracts retention, and other contract receivables	(8.7)	9.5
Inventories	(9.8)	(3.8)
Prepaid expenses, income tax receivable and other assets	(13.1)	0.3
Development/other property inventory	9.5	0.4
Accrued pension and post-retirement benefits	(31.3)	(4.0)
Accounts payable	5.7	2.9
Accrued and other liabilities	(6.7)	0.9
Net cash provided by (used in) operations	9.0	67.2

Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(15.7)	(26.1)
Proceeds from disposal of assets	73.1	0.6
Payments for purchases of investments in affiliates and other investments	(1.5)	(0.8)
Distributions of capital and other receipts from investments in affiliates and other investments	0.1	40.2
Net cash provided by (used in) investing activities	56.0	13.9

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	13.5	128.0
Payments of notes payable and other debt and deferred financing costs	(29.3)	(192.2)
Borrowings (payments) on line-of-credit agreement, net	(50.0)	—
Cash dividends paid	(57.7)	(46.5)
Repurchases of common stock and other payments	(5.0)	(1.1)
Net cash provided by (used in) financing activities	(128.5)	(111.8)

Cash, Cash Equivalents and Restricted Cash
Net increase (decrease) in cash, cash equivalents and restricted cash	(63.5)	(30.7)
Balance, beginning of period	71.0	57.4
Balance, end of period	$7.5	$26.7

Other Cash Flow Information:
Interest paid, net of capitalized interest	$(15.8)	$(18.4)
Income tax (payments)/refunds, net	$0.1	$0.4

Noncash Investing and Financing Activities:
Capital expenditures included in accounts payable and accrued and other liabilities	$0.3	$1.6
Operating lease liabilities arising from obtaining ROU assets	$20.0	$5.5
Finance lease liabilities arising from obtaining ROU assets	$2.7	$0.1
Dividends declared but unpaid at end of period	$0.3	$—
Repurchases of capital stock in accrued and other liabilities	$0.9	$—
Escrow receivable from disposal of assets	$0.9	$—

Reconciliation of cash, cash equivalents and restricted cash:
Beginning of the period:
Cash and cash equivalents	$70.0	$57.2
Restricted cash	1.0	0.2
Cash, cash equivalents and restricted cash	$71.0	$57.4

End of the period:
Cash and cash equivalents	$7.3	$26.5
Restricted cash	0.2	0.2
Cash, cash equivalents and restricted cash	$7.5	$26.7

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Three Months Ended September 30, 2022 and 2021
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, July 1, 2021	72.5	$1,807.5	$(56.1)	$(649.2)	$1,102.2	$6.7
Net income (loss)	—	—	—	6.4	6.4	0.1
Other comprehensive income (loss), net of tax	—	—	(3.6)	—	(3.6)	—
Dividend on common stock ($0.18 per share)	—	—	—	(13.2)	(13.2)	—
Share-based compensation	—	1.6	—	—	1.6	—
Shares issued (repurchased), net	—	(0.1)	—	—	(0.1)	—
Balance, September 30, 2021	72.5	$1,809.0	$(59.7)	$(656.0)	$1,093.3	$6.8

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, July 1, 2022	72.7	$1,811.2	$1.9	$(677.1)	$1,136.0	$7.7
Net income (loss)	—	—	—	6.4	6.4	0.4
Other comprehensive income (loss), net of tax	—	—	2.6	—	2.6	—
Dividend on common stock ($0.20 per share)	—	—	—	(16.2)	(16.2)	—
Share-based compensation	—	1.6	—	—	1.6	—
Shares issued (repurchased), net	(0.2)	(3.4)	—	0.2	(3.2)	—
Balance, September 30, 2022	72.5	$1,809.4	$4.5	$(686.7)	$1,127.2	$8.1

See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Nine Months Ended September 30, 2022 and 2021
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2021	72.4	$1,805.5	$(60.0)	$(649.4)	$1,096.1	$6.5
Net income (loss)	—	—	—	29.1	29.1	0.3
Other comprehensive income (loss), net of tax	—	—	0.3	—	0.3	—
Dividend on common stock ($0.49 per share)	—	—	—	(35.7)	(35.7)	—
Share-based compensation	—	4.4	—	—	4.4	—
Shares issued (repurchased), net	0.1	(0.9)	—	—	(0.9)	—
Balance, September 30, 2021	72.5	$1,809.0	$(59.7)	$(656.0)	$1,093.3	$6.8

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2022	72.5	$1,810.5	$(80.7)	$(663.2)	$1,066.6	$6.9
Net income (loss)	—	—	—	21.0	21.0	1.2
Other comprehensive income (loss), net of tax	—	—	85.2	—	85.2	—
Dividend on common stock ($0.61 per share)	—	—	—	(44.8)	(44.8)	—
Share-based compensation	—	4.6	—	—	4.6	—
Shares issued (repurchased), net	—	(5.7)	—	0.3	(5.4)	—
Balance, September 30, 2022	72.5	$1,809.4	$4.5	$(686.7)	$1,127.2	$8.1

See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    BACKGROUND AND BASIS OF PRESENTATION
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i. The Company operates in three segments: Commercial Real Estate ("CRE"); Land Operations; and Materials & Construction ("M&C"). As of September 30, 2022, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, 12 industrial assets, and four office properties, representing a total of 3.9 million square feet of gross leasable area, as well as a portfolio of ground leases in Hawai‘i representing 140.8 acres. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Basis of Presentation: The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interest for each of the three years ended December 31, 2021, 2020, and 2019, respectively, and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission ("SEC").
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

Interest and other income (expense), net
Interest and other income (expense), net for the three and nine months ended September 30, 2022 and 2021, included the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$—	$0.2	$0.2	$0.8
Pension and post-retirement benefit (expense)	(0.1)	(0.7)	(0.6)	(2.1)
Other income (expense), net	—	0.3	1.1	0.3
Interest and other income (expense), net	$(0.1)	$(0.2)	$0.7	$(1.0)

3.    INVESTMENTS IN AFFILIATES
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three and nine months ended September 30, 2022 and 2021, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$46.8	$60.6	$120.9	$188.9
Operating costs and expenses	41.4	58.3	111.6	167.2
Gross Profit (Loss)	$5.4	$2.3	$9.3	$21.7
Income (Loss) from Continuing Operations[1]	$1.2	$1.0	$(3.5)	$10.0
Net Income (Loss)[1]	$1.3	$(0.5)	$2.0	$9.1

[1] Includes earnings from equity method investments held by the investee.
During the nine months ended September 30, 2022 and 2021, Income (loss) related to joint ventures was $1.8 million and $12.2 million, respectively, and return on investment operating cash distributions was $0.7 million and $2.1 million, respectively.
4.    INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out basis) or net realizable value. Inventories as of September 30, 2022, and December 31, 2021, were as follows (in millions):

	September 30,	December 31,
	2022	2021
Asphalt	$9.0	$4.7
Processed rock and sand	12.5	8.1
Retail merchandise	2.4	2.1
Parts, materials and supplies inventories	6.2	5.4
Total	$30.1	$20.3
5.    FAIR VALUE MEASUREMENTS
The fair value of the Company's cash and cash equivalents, accounts receivable and retention, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.
The fair value of the Company's notes receivable approximated the carrying amount of $1.9 million as of September 30, 2022, and $8.4 million as of December 31, 2021. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as a Level 3 measurement in the fair value hierarchy.
As of September 30, 2022, the carrying amount of the Company's notes payable and other debt was $469.7 million and the corresponding fair value was $442.3 million. As of December 31, 2021, the carrying amount of the Company's notes payable and other debt was $532.7 million, and the corresponding fair value was $554.3 million. The fair value of debt is calculated by discounting the future cash flows of the debt at market rates for instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements and classified as a Level 3 measurement in the fair value hierarchy.
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

6.    NOTES PAYABLE AND OTHER DEBT
As of September 30, 2022, and December 31, 2021, notes payable and other debt consisted of the following (dollars in millions):

	Interest Rate (%)	Maturity Date	Principal Outstanding
			September 30, 2022	December 31, 2021
Secured:
Heavy Equipment Financing	(1)	(1)	$1.3	$1.9
Laulani Village	3.93%	2024	59.4	60.2
Pearl Highlands	4.15%	2024	77.9	79.4
Photovoltaic Financing	(2)	2027	2.6	—
Manoa Marketplace	(3)	2029	54.9	56.3
Subtotal			$196.1	$197.8
Unsecured:
Series A Note	5.53%	2024	$14.2	$21.3
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	36.0	45.0
Series C Note	5.56%	2026	11.0	13.0
Series F Note	4.35%	2026	15.2	15.2
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	28.1	28.1
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$267.0	$285.1
Revolving Credit Facilities:
GLP Asphalt Wells Fargo revolving credit facility	(4)	2022	$—	$—
GLP Asphalt FHB revolving credit facility	(5)	2024	6.8	—
A&B Revolver	(6)	2025	—	50.0
Subtotal			$6.8	$50.0
Total debt (contractual)			$469.9	$532.9
Unamortized debt issuance costs			(0.2)	(0.2)
Total debt (carrying value)			$469.7	$532.7

(1) Financing leases have a weighted average stated interest rate of approximately 2.90% and stated maturity dates ranging from 2022 to 2027.
(2) Financing lease has a discount rate of 4.14%.
(3) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
(4) Loan had a stated interest rate of SOFR plus 1.75%. Credit agreement terminated on June 15, 2022.
(5) Loan has a stated interest rate of BSBY plus 1.25%.
(6) Loan has a stated interest rate of LIBOR plus 1.05% based on a pricing grid. $50.0 million was swapped through June 2022 to a 2.40% fixed rate.

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

As of March 31, 2022, the GLP Asphalt Wells Fargo Revolving Credit Facility had transitioned from LIBOR to a benchmark based on SOFR. On April 29, 2022, the Company entered into a Sixth Amendment to this credit agreement with Wells Fargo Bank, NA, extending the maturity date by 45 days from May 1, 2022, to June 15, 2022. The credit agreement terminated on June 15, 2022.

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
Cash Flow Hedges of Interest Rate Risk
As of September 30, 2022, the Company had one interest rate swap agreement designated as a cash flow hedge, while as of December 31, 2021, there were two such swaps, whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	September 30, 2022	September 30, 2022	December 31, 2021
4/7/2016	8/1/2029	3.14%	$54.9	$5.9	$(1.7)
2/13/2020	2/27/2023	(1)	$—	$—	$(0.5)

(1) $50.0 million in notional interest rate swap was terminated on June 30, 2022, resulting in a realized gain of $0.5 million included within Interest and other income (expense), net.

The asset related to the interest rate swap as of September 30, 2022, is presented within Prepaid expenses and other assets in the condensed consolidated balance sheet. The liability related to the interest rate swaps as of December 31, 2021, is presented within Accrued and other liabilities. The changes in fair value of the cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statement of comprehensive income (loss) during the three and nine months ended September 30, 2022 and 2021, (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$2.6	$0.2	$8.0	$1.9
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(0.1)	$0.4	$0.5	$1.2
Realized interest rate hedging gain (loss)	$—	$—	$(0.5)	$—

As of September 30, 2022, the Company expects to reclassify $0.3 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.

The Company measures interest rate swaps at fair value, which is based on the estimated amounts that the Company would receive or pay to terminate the contract at the reporting date and determined using interest rate pricing models and interest rate related observable inputs. The fair value of the Company's interest rate swap is classified as a Level 2 measurement in the fair value hierarchy.
8.    COMMITMENTS AND CONTINGENCIES
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's condensed consolidated balance sheet as of September 30, 2022:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facilities totaled $1.1 million as of September 30, 2022. These letters of credit primarily relate to the Company's workers' compensation plans and construction activities; if drawn upon, the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's construction and real estate activities totaled $332.3 million as of September 30, 2022. Approximately $313.7 million represents the face value of construction bonds issued by third party sureties (bid, performance and payment bonds), and the remainder is related to commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds); if drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of September 30, 2022, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $128.1 million.
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
•Guarantees of indebtedness may be provided by the Company for the benefit of financial institutions providing credit to unconsolidated equity method investees. As of September 30, 2022, the Company had one arrangement with third party lenders that provided for a limited guarantee on any outstanding amounts related to an unconsolidated equity method investee's line of credit; related to borrowings on such line of credit by the equity method investee, there was $0.5 million outstanding as of September 30, 2022.
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
9.    REVENUE AND CONTRACT BALANCES
The Company generates revenue through its Commercial Real Estate, Land Operations, and Materials & Construction segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 10 for further discussion of lessor income recognition. The Land Operations and Materials & Construction segments generate revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three and nine months ended September 30, 2022 and 2021, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Commercial Real Estate	$46.2	$44.0	$138.1	$127.2
Land Operations:
Development sales revenue	—	—	6.3	11.2
Unimproved/other property sales revenue	—	0.6	2.0	11.9
Other operating revenue	2.9	4.8	12.6	15.4
Land Operations	2.9	5.4	20.9	38.5
Materials & Construction	48.1	34.9	124.5	88.9
Total revenues	$97.2	$84.3	$283.5	$254.6

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in millions):

	September 30, 2022	December 31, 2021
Accounts receivable	$31.7	$25.1
Contracts retention	5.3	5.1
Allowances (credit losses and doubtful accounts)	(1.1)	(1.3)
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts	$35.9	$28.9
Costs and estimated earnings in excess of billings on uncompleted contracts	$13.8	$10.4
Billings in excess of costs and estimated earnings on uncompleted contracts	$8.5	$6.8
Variable consideration[1]	$62.0	$62.0
Other deferred revenue	$9.3	$6.5

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three and nine months ended September 30, 2022, the Company recognized revenue of approximately $0.5 million and $2.9 million, respectively, related to the Company's contract liabilities reported as of January 1, 2022. For the three and nine months ended September 30, 2021, the Company recognized revenue of approximately $0.7 million and $7.2 million, respectively, related to the Company's contract liabilities reported as of January 1, 2021.

Regarding other information related to the Company's contracts with customers, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not material in any of the periods presented. Further, the total amount of the transaction price allocated to either wholly unsatisfied or partially satisfied performance obligations was $181.1 million and $140.5 million as of September 30, 2022 and December 31, 2021, respectively. Of the amount presented as of September 30, 2022, the Company expects to recognize as revenue approximately 80% to 85% of the remaining contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations over the next twelve months, with the remaining recognized thereafter.

10.    LEASES - THE COMPANY AS LESSOR
The Company leases land and buildings to third parties under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
The historical cost of, and accumulated depreciation on, leased property as of September 30, 2022, and December 31, 2021, were as follows (in millions):

	September 30, 2022	December 31, 2021
Leased property - real estate	$1,573.5	$1,563.2
Less: Accumulated depreciation	(197.0)	(182.2)
Property under operating leases, net	$1,376.5	$1,381.0

Total rental income (i.e., revenue) under these operating leases during the three and nine months ended September 30, 2022 and 2021, relating to lease payments and variable lease payments were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease payments	$32.8	$30.7	$97.1	$89.6
Variable lease payments	14.0	14.8	45.3	41.3
Total rental income	$46.8	$45.5	$142.4	$130.9

Contractual future lease payments to be received on non-cancelable operating leases as of September 30, 2022, were as follows (in millions):

September 30, 2022
2022	$31.5
2023	120.7
2024	108.3
2025	91.8
2026	80.0
2027	69.6
Thereafter	542.6
Total future lease payments to be received	$1,044.5

11.    LEASES - THE COMPANY AS LESSEE
There have been no material changes from the Company's leasing activities as a lessee described in Note 15 to the consolidated financial statements included in Item 8 of the Company's 2021 Form 10-K. The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three and nine months ended September 30, 2022 and 2021, (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1.6	$1.2	$4.2	$3.5
Finance lease cost	$0.3	$0.5	$0.8	$1.1

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
During the nine months ended September 30, 2022 and 2021, the Company granted approximately 306,300 and 376,600 of restricted stock unit awards, respectively. The weighted-average grant date fair value of the time-based and market-based performance share units granted under the plans during the nine months ended September 30, 2022 and 2021, was $25.56 and $16.63, respectively.
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
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based expense:
Time-based and market-based restricted stock units	$1.6	$1.6	$4.6	$4.4

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
During the second quarter of 2022, the Company completed the termination of the Defined Benefit Plans. For the three and nine months ended September 30, 2022, the Company contributed cash of $0.9 million and $29.9 million, respectively. For the nine months ended September 30, 2022, the Company recorded a pre-tax settlement charge of $76.9 million within Pension termination in the condensed consolidated statements of operations in connection with the Defined Benefit Plans termination process, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. In addition, the Company recorded an income tax benefit of $18.3 million for the nine months ended September 30, 2022, to reclassify the tax effects in accumulated other comprehensive loss upon completion of the termination of the Defined Benefit Plans. The Company did not record any pension termination charges or associated income tax benefit or expense during the three months ended September 30, 2022.
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three and nine months ended September 30, 2022 and 2021, are shown below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$0.1	$0.4	$1.5	$1.0
Interest cost	—	1.5	0.9	4.1
Expected return on plan assets	—	(1.3)	(2.5)	(3.8)
Amortization of net loss	0.1	0.5	1.9	1.9
Amortization of prior service credit	—	—	0.1	—
Pension termination	—	—	76.9	—
Net periodic benefit cost	$0.2	$1.1	$78.8	$3.2
14.    INCOME TAXES
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the nine months ended September 30, 2022, differed from the effective tax rate for the same period in 2021, due primarily to the 2022 tax benefit recognized on the termination of the Company’s Defined Benefit Plans.

As of September 30, 2022, tax years 2018 and later are open to audit by the tax authorities. The Company believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
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

The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from continuing operations	$6.8	$7.1	$22.3	$30.1
Exclude: (Income) loss attributable to noncontrolling interest	(0.4)	(0.1)	(1.2)	(0.3)
Income (loss) from continuing operations attributable to A&B shareholders	6.4	7.0	21.1	29.8
Distributions and allocations to participating securities	(0.1)	(0.1)	(0.2)	(0.1)
Income (loss) from continuing operations available to A&B common shareholders	6.3	6.9	20.9	29.7
Income (loss) from discontinued operations available to A&B common shareholders	—	(0.6)	(0.1)	(0.7)
Net income (loss) available to A&B common shareholders	$6.3	$6.3	$20.8	$29.0
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Denominator for basic EPS - weighted average shares outstanding	72.7	72.5	72.7	72.5
Effect of dilutive securities:
Stock options and restricted stock unit awards	0.1	0.2	0.1	0.1
Denominator for diluted EPS - weighted average shares outstanding	72.8	72.7	72.8	72.6

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of anti-dilutive securities	0.1	—	0.1	—

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) principally includes amortization of deferred pension and post-retirement costs. The components of Accumulated other comprehensive loss, net of taxes, were as follows as of September 30, 2022, and December 31, 2021, (in millions):

	September 30, 2022	December 31, 2021
Employee benefit plans:
Pension plans	$—	$(74.6)
Post-retirement plans	—	(2.6)
Non-qualified benefit plans	(0.7)	(0.7)
Total employee benefit plans	(0.7)	(77.9)
Interest rate swap	5.2	(2.8)
Accumulated other comprehensive income (loss)	$4.5	$(80.7)

The changes in Accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2022, were as follows (in millions, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2022	$(77.9)	$(2.8)	$(80.7)
Other comprehensive income (loss) before reclassifications	16.6	8.0	24.6
Amounts reclassified from accumulated other comprehensive income (loss)[1]	78.9	—	78.9
Taxes on other comprehensive income (loss)	(18.3)	—	(18.3)
Other comprehensive income (loss), net of taxes	77.2	8.0	85.2
Balance, September 30, 2022	$(0.7)	$5.2	$4.5
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

17.    RELATED PARTY TRANSACTIONS
Construction Contracts and Material Sales. The Company entered into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities (refer to Note 3) and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which the relationship existed, revenues earned from transactions with such affiliates were $9.0 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively, and $12.9 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively. Expenses recognized from transactions with such affiliates were $1.6 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $4.0 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. Receivables from these affiliates were $4.5 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively. Amounts due to these affiliates were $0.7 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively.
Land Operations. The Company provided materials and services to certain unconsolidated investments in affiliates and recognized interest earned on notes receivable from such related parties. Revenues earned from transactions with these affiliates were zero and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, revenues earned from transactions with these affiliates were $0.2 million and $1.8 million, respectively. There were no receivables from service arrangements or notes receivable with these affiliates as of September 30, 2022 and December 31, 2021.

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
Reportable segment information for the three and nine months ended September 30, 2022 and 2021, is summarized below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenue:
Commercial Real Estate	$46.2	$44.0	$138.1	$127.2
Land Operations	2.9	5.4	20.9	38.5
Materials & Construction	48.1	34.9	124.5	88.9
Total operating revenue	97.2	84.3	283.5	254.6
Operating Profit (Loss):
Commercial Real Estate[1]	20.3	19.0	60.3	53.0
Land Operations[2,3]	(2.2)	1.7	(10.0)	22.3
Materials & Construction	1.8	(0.3)	4.4	(6.2)
Total operating profit (loss)	19.9	20.4	54.7	69.1
Gain (loss) on disposal of commercial real estate properties, net	—	—	—	0.2
Interest expense	(5.5)	(6.5)	(16.8)	(20.2)
Corporate and other expense[4]	(7.6)	(6.8)	(33.7)	(18.9)
Income (Loss) from Continuing Operations Before Income Taxes	$6.8	$7.1	$4.2	$30.2

[1] Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Materials & Construction segment, and is eliminated in the consolidated results of operations and pension termination charges of zero and $0.7 million for the three and nine months ended September 30, 2022, respectively.

[2] Land Operations segment operating profit (loss) includes equity in earnings (losses) from the Company's various equity method investments (primarily real estate joint ventures).
[3] Land Operations segment operating profit (loss) includes pension termination charges of zero and $62.2 million for the three and nine months ended September 30, 2022, respectively, related to the termination of the defined benefit plans, as well as a gain on sale of non-core assets, net, of $54.0 million for the nine months ended September 30, 2022, related to the McBryde transaction (Note 19).

[4] Corporate and other expense includes pension termination charges of zero and $14.0 million for the three and nine months ended September 30, 2022, respectively.

19.    SALE OF BUSINESS

On May 31, 2022, the Company entered into Purchase and Sale Agreements (collectively, the "PSA") with Brue Baukol Capital Partners (the "Buyer"), an unrelated third party, which resulted in the sale of approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, in exchange for cash proceeds and escrow receivables of $73.9 million and $0.9 million, respectively. The sale closed on June 30, 2022. In connection with the sale, the Company recognized a net gain of $54.0 million for the nine months ended September 30, 2022, which is presented within Gain (loss) on disposal of non-core assets, net in the accompanying condensed consolidated statement of operations.

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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three and nine months ended September 30, 2022, as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three and nine months ended September 30, 2022, as compared to the corresponding period of the preceding fiscal year.
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
•Land Operations - This segment includes the Company's legacy assets and landholdings that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, income/loss from real estate joint ventures, hydroelectric energy and other legacy business activities. In June 2022, the Company disposed of its hydroelectric energy assets through the sale of 100% of the Company's ownership interest in McBryde Resources, Inc.
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
In connection with the evaluation of strategic alternatives to monetize and dispose of the remaining Materials & Construction businesses, either together as a group or individually, in July 2022 the Company's Board of Directors authorized a formal marketing process to sell the Grace Pacific business. The outcome, including the timing of the marketing process, is not certain, as any transaction would be dependent upon various external factors beyond the Company's control, including, among others, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms. There can be no assurance that the marketing process will result in any agreements or transactions. Further, given the current economic environment, including heightened concerns over recession, there can be no assurance that any potential transaction or transactions will result in the Company being able to recover the carrying value of the Materials & Construction businesses or related disposal group.

Related to the Land Operations segment, on June 30, 2022, the Company completed the sale of approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, in exchange for cash proceeds and escrow receivables of $73.9 million and $0.9 million, respectively. The Company recognized a net gain on disposition of assets of $54.0 million during the nine months ended September 30, 2022, in connection with the sale.
Termination of certain employee benefit plans
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”), which became effective on May 31, 2021.
During the second quarter of 2022, the Company completed the termination of the Defined Benefit Plans. For the three and nine months ended September 30, 2022, the Company contributed cash of $0.9 million and $29.9 million, respectively. For the nine months ended September 30, 2022, the Company recorded a pre-tax settlement charge of $76.9 million within Pension termination in the condensed consolidated statements of operations in connection with the Defined Benefit Plans termination process, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. In addition, the Company recorded an income tax benefit of $18.3 million for the nine months ended September 30, 2022, to reclassify the tax effects in accumulated other comprehensive loss upon completion of the termination of the Defined Benefit Plans. The Company did not record any pension termination charges or associated income tax benefit or expense during the three months ended September 30, 2022.
Recent Developments
Inflationary Trends
The U.S. economy has recently experienced the highest rate of inflation in nearly 40 years, which has impacted a wide variety of industries and sectors through increased commodity prices. Inflation has increased construction costs, including tenant improvements and capital projects, and operating costs. Many of the Company's leases require tenants to pay an allocable portion of operating expenses, including common area maintenance, real estate taxes and insurance, resulting in a mitigating impact on increased costs and operating expenses due to inflation.

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

In response to persistent concerns over inflation, the Federal Reserve has increased the federal funds rate five times in 2022 to 3.25%, up from 0.25% at January 1, 2022, and signaled its intent for additional increases for the remainder of 2022 and into 2023. The ultimate extent of the impact that inflation will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and discretionary and non-discretionary spending, all of which are highly uncertain and cannot be reasonably predicted.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Financial results - Third quarter of 2022 compared with 2021

(amounts in millions, except percentage data and per share data; unaudited)	Three Months Ended September 30,		2022 vs 2021
	2022	2021	$	%
Operating revenue	$97.2	$84.3	$12.9	15.3%
Cost of operations	(72.5)	(60.6)	(11.9)	19.6%
Selling, general and administrative	(12.7)	(12.6)	(0.1)	0.8%
Operating income (loss)	12.0	11.1	0.9	8.1%
Income (loss) related to joint ventures	0.4	2.7	(2.3)	(85.2)%
Interest and other income (expense), net	(0.1)	(0.2)	0.1	(50.0)%
Interest expense	(5.5)	(6.5)	1.0	(15.4)%
Income (loss) from continuing operations	6.8	7.1	(0.3)	(4.2)%
Discontinued operations (net of income taxes)	—	(0.6)	0.6	(100.0)%
Net income (loss)	6.8	6.5	0.3	4.6%
(Income) loss attributable to noncontrolling interest	(0.4)	(0.1)	(0.3)	300.0%
Net income (loss) attributable to A&B	$6.4	$6.4	$—	—%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.09	$0.10	$(0.01)	(10.0)%
Basic earnings (loss) per share - discontinued operations	—	(0.01)	0.01	(100.0)%
	$0.09	$0.09	$—	—%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.09	$0.10	$(0.01)	(10.0)%
Diluted earnings (loss) per share - discontinued operations	—	(0.01)	0.01	(100.0)%
	$0.09	$0.09	$—	—%

Continuing operations available to A&B common shareholders	$6.3	$6.9	$(0.6)	(8.7)%
Discontinued operations available to A&B common shareholders	—	(0.6)	0.6	(100.0)%
Net income (loss) available to A&B common shareholders	$6.3	$6.3	$—	—%

Funds From Operations ("FFO")[1]	$15.3	$15.5	$(0.2)	(1.3)%
Core FFO[1]	$18.9	$17.9	$1.0	5.6%

FFO per diluted share	$0.21	$0.21	$—	—%
Core FFO per diluted share	$0.26	$0.25	$0.01	4.0%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.8	72.7

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue during the third quarter ended September 30, 2022, increased 15.3%, or $12.9 million, to $97.2 million, due primarily to higher revenues from the Materials & Construction and Commercial Real Estate operating segments, partially offset by lower legacy business activities revenue (primarily McBryde's legacy leasing revenue and energy generation due to its sale in the second quarter of 2022) and unimproved property sales revenue from the Company's Land Operations operating segment.
Cost of operations during the third quarter ended September 30, 2022, increased 19.6%, or $11.9 million, to $72.5 million, due primarily to higher costs incurred by the Company's Materials & Construction operating segment.
Selling, general and administrative during the third quarter ended September 30, 2022, increased 0.8%, or $0.1 million, to $12.7 million, due primarily to higher personnel-related costs in the current period.
Income (loss) related to joint ventures during the third quarter ended September 30, 2022, decreased 85.2%, or $2.3 million, to $0.4 million, due primarily to the impact of the Kukui`ula joint venture project that was sold in November 2021.

Financial results - First Nine Months of 2022 compared with 2021

(amounts in millions, except percentage data and per share data; unaudited)	Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$	%
Operating revenue	$283.5	$254.6	$28.9	11.4%
Cost of operations	(203.8)	(178.6)	(25.2)	14.1%
Selling, general and administrative	(38.3)	(37.2)	(1.1)	3.0%
Gain (loss) on disposal of assets, net	54.0	0.4	53.6	NM
Operating income (loss)	95.4	39.2	56.2	143.4%
Income (loss) related to joint ventures	1.8	12.2	(10.4)	(85.2)%
Pension termination	(76.9)	—	(76.9)	NM
Interest and other income (expense), net	0.7	(1.0)	1.7	(170.0)%
Interest expense	(16.8)	(20.2)	3.4	(16.8)%
Income tax benefit (expense)	18.1	(0.1)	18.2	NM
Income (loss) from continuing operations	22.3	30.1	(7.8)	(25.9)%
Discontinued operations (net of income taxes)	(0.1)	(0.7)	0.6	(85.7)%
Net income (loss)	22.2	29.4	(7.2)	(24.5)%
(Income) loss attributable to noncontrolling interest	(1.2)	(0.3)	(0.9)	300.0%
Net income (loss) attributable to A&B	$21.0	$29.1	$(8.1)	(27.8)%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.29	$0.41	$(0.12)	(29.3)%
Basic earnings (loss) per share - discontinued operations	—	(0.01)	0.01	(100.0)%
	$0.29	$0.40	$(0.11)	(27.5)%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.29	$0.41	$(0.12)	(29.3)%
Diluted earnings (loss) per share - discontinued operations	—	(0.01)	0.01	(100.0)%
	$0.29	$0.40	$(0.11)	(27.5)%

Continuing operations available to A&B common shareholders	$20.9	$29.7	$(8.8)	(29.6)%
Discontinued operations available to A&B common shareholders	(0.1)	(0.7)	0.6	(85.7)%
Net income (loss) available to A&B common shareholders	$20.8	$29.0	$(8.2)	(28.3)%

Funds From Operations ("FFO")[1]	$48.2	$57.0	$(8.8)	(15.4)%
Core FFO[1]	$60.0	$51.9	$8.1	15.6%

FFO per diluted share	$0.66	$0.79	$(0.13)	(16.5)%
Core FFO per diluted share	$0.82	$0.71	$0.11	15.5%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.8	72.6
[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the nine months ended September 30, 2022 increased 11.4%, or $28.9 million, to $283.5 million, primarily due to higher revenues from the Materials & Construction and Commercial Real Estate segments, partially offset by lower revenue from the Land Operations segment.

Cost of operations for the nine months ended September 30, 2022, increased 14.1% or $25.2 million, to $203.8 million, primarily due to increases in costs incurred by the Materials & Construction and Commercial Real Estate segments, partially offset by a decrease in costs incurred by the Land Operations segment.
Selling, general and administrative for the nine months ended September 30, 2022 increased 3.0%, or $1.1 million, to $38.3 million, due primarily to higher pension service expense and consulting costs in the current period.
Gain (loss) on disposal of assets, net of $54.0 million for the nine months ended September 30, 2022 was due to the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai. Gain (loss) on disposal of assets, net of $0.4 million for the nine months ended September 30, 2021, related to the sale of residual, non-core land parcels on Maui and asset disposals in the Land Operations and Materials and Construction segments.
Income (loss) related to joint ventures for the nine months ended September 30, 2022, decreased 85.2%, or $10.4 million, to $1.8 million, due primarily to the Kukui`ula joint ventures' sale of substantially all of their assets in November 2021, resulting in limited joint venture earnings from the Company's other remaining joint ventures.
Pension termination loss of $76.9 million for the nine months ended September 30, 2022, resulted from the termination of the Defined Benefit Plans and represents the acceleration of deferred charges previously included within Accumulated Other Comprehensive Loss in the Company's balance sheet and the impact of remeasuring the plan assets and obligations at termination.
Interest expense for the nine months ended September 30, 2022, decreased 16.8%, or $3.4 million, to $16.8 million, due to lower average notes payable and other debt balances.
Income tax benefit (expense) of $18.1 million for the nine months ended September 30, 2022, was due primarily to the termination of the Company’s Defined Benefit Plans.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - Third quarter of 2022 compared with 2021
Results of operations for the third quarter ended September 30, 2022 and 2021, were as follows:

(amounts in millions, except percentage data and acres; unaudited)	Three Months Ended September 30,		2022 vs 2021
	2022	2021	$	%[1]
Commercial Real Estate operating revenue	$46.2	$44.0	$2.2	5.0%
Commercial Real Estate operating costs and expenses	(25.0)	(24.1)	(0.9)	3.7%
Selling, general and administrative	(1.8)	(1.6)	(0.2)	12.5%
Intersegment operating revenue, net[2]	0.3	0.3	—	—%
Interest and other income (expense), net	0.6	0.4	0.2	50.0%
Commercial Real Estate operating profit (loss)	$20.3	$19.0	$1.3	6.8%
Operating profit (loss) margin	43.9%	43.2%

Net Operating Income ("NOI")[3]	$29.0	$28.1	$0.9	3.3%

Same-Store Net Operating Income ("Same-Store NOI")[3]	$28.9	$28.1	$0.8	2.8%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	—	—%
Ground leases (acres at end of period)	140.8	146.0	(5.2)	(3.6)%

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
Commercial Real Estate operating revenue increased 5.0% or $2.2 million, to $46.2 million for the third quarter ended September 30, 2022, as compared to the third quarter ended September 30, 2021. Operating profit increased 6.8%, or $1.3 million, to $20.3 million for the third quarter ended September 30, 2022, as compared to the third quarter ended September 30, 2021. The increase in operating revenue and operating profit from the prior year was due primarily to higher base rents. Operating costs and expenses for the quarter ended September 30, 2022, increased by $0.9 million as compared to the prior year due primarily to higher utilities and other property operating costs.

Financial results - First Nine Months of 2022 compared with 2021
Operating results for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were as follows:

	Nine Months Ended September 30,		2022 vs. 2021
(amounts in millions, except percentage data; unaudited)	2022	2021	$	%[1]
Commercial Real Estate operating revenue	$138.1	$127.2	$10.9	8.6%
Commercial Real Estate operating costs and expenses	(73.2)	(71.0)	(2.2)	3.1%
Selling, general and administrative	(5.2)	(4.8)	(0.4)	8.3%
Intersegment operating revenue, net[2]	0.9	1.0	(0.1)	(10.0)%
Pension termination	(0.7)	—	(0.7)	NM
Interest and other income (expense), net	0.4	0.6	(0.2)	(33.3)%
Commercial Real Estate operating profit (loss)	$60.3	$53.0	$7.3	13.8%
Operating profit (loss) margin	43.7%	41.7%

Net Operating Income ("NOI")[3]	$88.6	$81.9	$6.7	8.1%

Same-Store Net Operating Income ("Same-Store NOI")[3]	$88.2	$81.8	$6.4	7.7%

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
Commercial Real Estate operating revenue increased 8.6% or $10.9 million, to $138.1 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Operating profit increased 13.8%, or $7.3 million, to $60.3 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in operating revenue and operating profit from the prior year was primarily driven by higher base rents and higher tenant chargebacks. Operating costs and expenses for the nine months ended September 30, 2022, increased by $2.2 million due primarily to higher utilities and other property operating costs, partially offset by lower property taxes and depreciation and amortization.

Commercial Real Estate portfolio additions and dispositions
The Company transferred an industrial building representing 8,400 square feet of GLA from the Materials & Construction segment to the Commercial Real Estate segment in June 2022. The building is currently occupied and utilized by Grace Pacific's GP Roadway Solutions division that is included in the Materials & Construction segment. There were no other acquisitions or dispositions of CRE improved properties or ground lease interests in land during the three and nine months ended September 30, 2022.
Leasing activity
During the third quarter ended September 30, 2022, the Company signed 18 new leases and 32 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 104,900 square feet of GLA. The 18 new leases consist of 29,500 square feet with an average annual base rent of $29.57 per-square-foot. Of the 18 new leases, six leases with a total GLA of 10,100 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these six leases, resulted in an 6.4% average base rent increase over comparable expiring leases. The 32 renewal leases consist of 75,400 square feet with an average annual base rent of $28.93 per square foot. Of the 32 renewal leases, 21 leases with a total GLA of 59,600 square feet were considered comparable and resulted in a 3.9% average base rent increase over comparable expiring leases.
Leasing activity summarized by asset class for the three and nine months ended September 30, 2022, were as follows:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Leases	GLA (SF)	ABR/SF	Rent Spread[1]	Leases	GLA (SF)	ABR/SF	Rent Spread[1]
Retail	37	83,646	$31.98	4.6%	142	438,064	$31.10	3.7%
Industrial	11	18,660	$14.55	1.3%	46	190,209	$13.81	5.3%
Office	2	2,569	$41.33	2.7%	12	19,967	$34.43	8.4%
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
The Company's improved portfolio occupancy metrics as of September 30, 2022 and 2021, were as follows:

	As of	As of	Basis Point Change
	September 30, 2022	September 30, 2021
Leased Occupancy	94.6%	94.6%	—
Physical Occupancy	93.8%	94.0%	(20)
Economic Occupancy	93.1%	92.0%	110

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of September 30, 2022 and 2021, were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	September 30, 2022	September 30, 2021
Retail	93.3%	93.2%	10
Industrial	98.0%	98.0%	—
Office	89.1%	90.2%	(110)
Total Leased Occupancy	94.6%	94.6%	—

Economic Occupancy
	As of	As of	Basis Point Change
	September 30, 2022	September 30, 2021
Retail	91.3%	89.5%	180
Industrial	97.6%	97.4%	20
Office	85.7%	89.3%	(360)
Total Economic Occupancy	93.1%	92.0%	110

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	September 30, 2022	September 30, 2021
Retail	93.3%	93.2%	10
Industrial	97.9%	98.0%	(10)
Office	89.1%	90.2%	(110)
Total Same-Store Leased Occupancy	94.6%	94.6%	—

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	September 30, 2022	September 30, 2021
Retail	91.3%	89.5%	180
Industrial	97.5%	97.4%	10
Office	85.7%	89.3%	(360)
Total Same-Store Economic Occupancy	93.0%	92.0%	100
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

Financial results - Third quarter of 2022 compared with 2021
Results of operations for the third quarter ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,
(amounts in millions; unaudited)	2022	2021
Unimproved/other property sales revenue	—	0.6
Other operating revenue[1]	2.9	4.8
Total Land Operations operating revenue	2.9	5.4
Land Operations operating costs and expenses[2]	(4.6)	(4.7)
Selling, general and administrative	(0.6)	(0.9)
Intersegment operating charges, net[2]	0.2	(0.1)
Earnings (loss) from joint ventures	—	2.4
Interest and other income (expense), net	(0.1)	(0.4)
Total Land Operations operating profit (loss)	$(2.2)	$1.7

[1] Other operating revenue includes legacy land licensing and leasing, trucking service, and renewable energy.
[2] Intersegment operating charges primarily from CRE that are eliminated in the consolidated results of operations.
Third quarter of 2022: Land Operations revenue during the third quarter ended September 30, 2022, was $2.9 million, primarily consisting of revenue related to the Company's legacy business activities in the Land Operations segment (primarily trucking services and licensing and leasing of non-core legacy lands).
Land Operations operating loss of $2.2 million during the third quarter ended September 30, 2022, was due primarily to costs related to the Company's non-core legacy lands, partially offset by the margins from the operations of the segment's other legacy business activities.
Third quarter of 2021: Operating revenue of $5.4 million primarily consisted of revenue related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of non-core legacy land, trucking services, and renewable energy), as well as sales of unimproved land parcels on the islands of Kauai and Maui.
Land Operations operating profit of $1.7 million during the third quarter ended September 30, 2021, was due primarily to the margins realized from legacy business activities (primarily licensing and leasing of non-core legacy land, trucking services, and renewable energy) and joint venture projects. Earnings from joint ventures of $2.4 million during the third quarter ended September 30, 2021, was primarily driven by profitable unit sales at the Kukui‘ula joint ventures' projects.

Financial Results - First Nine Months of 2022 compared with 2021

	Nine Months Ended September 30,
(amounts in millions; unaudited)	2022	2021
Development sales revenue	$6.3	$11.2
Unimproved/other property sales revenue	2.0	11.9
Other operating revenue[1]	12.6	15.4
Total Land Operations operating revenue	20.9	38.5
Land Operations operating costs and expenses	(19.1)	(23.4)
Selling, general and administrative	(3.0)	(2.8)
Intersegment operating charges, net[2]	(0.2)	(0.2)
Gain (loss) on disposal of assets, net	54.0	0.1
Earnings (loss) from joint ventures	(0.3)	11.3
Pension termination	(62.2)	—
Interest and other income (expense), net	(0.1)	(1.2)
Total Land Operations operating profit (loss)	$(10.0)	$22.3
[1] Other operating revenue includes legacy land licensing and leasing, trucking service, and renewable energy.
[2] Intersegment operating charges primarily from CRE that are eliminated in the consolidated results of operations.
First Nine Months of 2022: Land Operations revenue during the nine months ended September 30, 2022, was $20.9 million and included the sales of development parcels at Maui Business Park, as well as unimproved and other land sales on the islands of Kauai and Maui. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of non-core legacy agricultural lands, trucking service, and renewable energy).
During the second quarter ended June 30, 2022, the Company completed the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, which resulted in a gain on disposal of approximately $54.0 million. Additionally, during the nine months ended September 30, 2022, the segment incurred a settlement charge of $62.2 million in connection with the termination of the Defined Benefit Plans.
First Nine Months of 2021: Land Operations revenue was $38.5 million and included the sales of development parcels at Maui Business Park and unimproved land on the islands of Kauai and Maui. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of non-core legacy agricultural lands, trucking service, and renewable energy).
Operating profit of $22.3 million during the nine months ended September 30, 2021, was composed of the margins resulting from the real estate sales activity noted above, as well as profits generated from the operations of the segment's other legacy business activities. Earnings from joint ventures of $11.3 million during the nine months ended September 30, 2021, was primarily driven by profitable unit sales at the Kukui'ula joint ventures' projects.

Materials & Construction
Financial results - Third quarter of 2022 compared with 2021
Results of operations for the third quarter ended September 30, 2022 and 2021, were as follows:

(dollars in millions; unaudited)	Three Months Ended September 30,		2022 vs 2021
	2022	2021	$	%
Materials & Construction
Operating revenue	$48.1	$34.9	$13.2	37.8%
Operating costs and expenses	(43.3)	(31.8)	(11.5)	36.2%
Selling, general and administrative	(3.1)	(3.5)	0.4	(11.4)%
Intersegment operating charges, net[1]	(0.7)	(0.1)	(0.6)	600.0%
Income (loss) related to joint ventures	0.4	0.2	0.2	100.0%
Interest and other income (expense), net	0.4	—	0.4	NM
Materials & Construction operating profit (loss)	$1.8	$(0.3)	$2.1	(700.0)%
Gross margin percentage	10.0%	8.9%
Depreciation and amortization	$1.3	$2.6	$(1.3)	(50.0)%
Backlog at period end[2]	$216.9	$193.5	$23.4	12.1%

[1] Intersegment operating charges, net for Materials & Construction represent amounts primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
[2] Backlog represents the total amount of revenue that Grace Pacific, Maui Paving, LLC (“Maui Paving”) and Goodfellow Grace Pacific A J.V. (“Goodfellow Grace Pacific”) expect to realize on contracts awarded. Both Maui Paving and Goodfellow Grace Pacific are 50-percent-owned unconsolidated affiliates. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products and services. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months, or longer, for large paving contracts and contracts performed in phases. This amount includes opportunity backlog consisting of contracts in which Grace Pacific has been confirmed to be the lowest bidder at the time of this disclosure (such amounts were $58.7 million and $85.2 million as of September 30, 2022 and 2021, respectively). Circumstances outside the Company's control such as procurement or technical protests, and/or changes in the availability of project funding, among others, may arise that prevent the finalization of such contracts. Maui Paving's backlog as of September 30, 2022 and 2021 was $25.2 million and $12.8 million, respectively. Goodfellow Grace Pacific's backlog as of September 30, 2022 was $10.6 million. There was $24.2 million backlog related to Goodfellow Grace Pacific as of September 30, 2021.

Materials & Construction revenue was $48.1 million for the third quarter ended September 30, 2022, compared to $34.9 million for the third quarter ended September 30, 2021. Operating profit was $1.8 million for the third quarter ended September 30, 2022, compared to operating loss of $0.3 million for the third quarter ended September 30, 2021. During the quarter ended September 30, 2022, the segment operating profit was driven primarily by higher paving volumes and liquid asphalt sales product mix. During the quarter ended September 30, 2021, the segment operating loss was primarily driven by low paving volumes and margins, partially offset by higher quarry volumes and margins.
The Company is continually monitoring the performance of the M&C segment in the context of the overall industry and economy. However, based on the inherent uncertainty in the general economic environment, there can be no assurance that the carrying values associated with the long-lived assets will be recoverable and impairments on such long-lived assets may be required.
As of September 30, 2022 and 2021, backlog was $216.9 million and $193.5 million, respectively. The increase in backlog from September 30, 2021 to September 30, 2022, was primarily driven by an increase in the amount of marketed bid opportunities won by Grace Pacific and Maui Paving.

Financial Results - First Nine Months of 2022 compared with 2021

(dollars in millions, tons delivered in thousands; unaudited)	Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	Change
Materials & Construction
Operating revenue	$124.5	$88.9	$35.6	40.0%
Operating costs and expenses	(111.5)	(84.2)	(27.3)	32.4%
Selling, general and administrative	(10.6)	(11.3)	0.7	(6.2)%
Intersegment operating charges, net[1]	(0.8)	(0.7)	(0.1)	14.3%
Gain (loss) on disposal of assets, net	—	0.1	(0.1)	(100.0)%
Income (loss) related to joint ventures	2.1	0.9	1.2	133.3%
Interest and other income (expense), net	0.7	0.1	0.6	600.0%
Materials & Construction operating profit (loss)	$4.4	$(6.2)	$10.6	(171.0)%
Gross margin percentage	10.4%	5.3%
Depreciation and amortization	$4.3	$8.1	$(3.8)	(46.9)%
Backlog at period end[2]	216.9	193.5	23.4	12.1%

[1] Intersegment operating charges, net for Materials & Construction is primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
[2] Backlog represents the total amount of revenue that Grace Pacific, Maui Paving, LLC (“Maui Paving”), and Goodfellow Grace Pacific A J.V. (“Goodfellow Grace Pacific”) expect to realize on contracts awarded. Both Maui Paving and Goodfellow Grace Pacific are 50-percent-owned unconsolidated affiliates. Backlog primarily consists of asphalt paving and, to a lesser extent, Grace Pacific’s consolidated revenue from its construction-and traffic control-related products and services. Backlog includes estimated revenue from the remaining portion of contracts not yet completed, as well as revenue from approved change orders. The length of time that projects remain in backlog can span from a few days for a small volume of work to 36 months, or longer, for large paving contracts and contracts performed in phases. This amount includes opportunity backlog consisting of contracts in which Grace Pacific has been confirmed to be the lowest bidder at the time of this disclosure (such amounts were $58.7 million and $85.2 million as of September 30,2022 and 2021, respectively). Circumstances outside the Company's control such as procurement or technical protests, and/or changes in the availability of project funding, among others, may arise that prevent the finalization of such contracts. Maui Paving's backlog as of September 30,2022 and 2021, was $25.2 million and $12.8 million, respectively. Goodfellow Grace Pacific's backlog as of September 30,2022 and 2021, was $10.6 million and $24.2 million, respectively.

Materials & Construction revenue was $124.5 million for the nine months ended September 30, 2022, compared to $88.9 million for the nine months ended September 30, 2021. Operating profit was $4.4 million for the nine months ended September 30, 2022, compared to operating loss of $6.2 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the segment operating profit was primarily driven by joint venture earnings from the Company's interest in a materials company and royalties on the Company-owned quarry land on Maui, in addition to higher paving volumes and liquid asphalt sales product mix. During the nine months ended September 30, 2021, the segment operating loss of $6.2 million was primarily driven by low paving volumes due to project delays and government agency contracting decisions.

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
Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the three and nine months ended September 30, 2022 and 2021, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) available to A&B common shareholders	$6.3	$6.3	$20.8	$29.0
Depreciation and amortization of commercial real estate properties	9.0	9.2	27.4	28.2
Gain on the disposal of commercial real estate properties, net	—	—	—	(0.2)
FFO	$15.3	$15.5	$48.2	$57.0
Exclude items not related to core business:
Land Operations Operating (Profit) Loss	2.2	(1.7)	10.0	(22.3)
Materials & Construction Operating (Profit) Loss	(1.8)	0.3	(4.4)	6.2
Loss from discontinued operations	—	0.6	0.1	0.7
Income (loss) attributable to noncontrolling interest	0.4	0.1	1.2	0.3
Income tax expense (benefit)	—	—	(18.1)	0.1
Non-core business interest expense	2.8	3.1	8.3	9.9
Pension termination - CRE and Corporate	—	—	14.7	—
Core FFO	$18.9	$17.9	$60.0	$51.9

Reconciliations of Core FFO starting from Commercial Real Estate operating profit (loss) for the three and nine months ended September 30, 2022 and 2021, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial Real Estate Operating Profit (Loss)	$20.3	$19.0	$60.3	$53.0
Depreciation and amortization of commercial real estate properties	9.0	9.2	27.4	28.2
Corporate and other expense	(7.6)	(6.8)	(33.7)	(18.9)
Pension termination - CRE and Corporate	—	—	14.7	—
Distributions to participating securities	(0.1)	—	(0.2)	—
Core business interest expense	(2.7)	(3.5)	(8.5)	(10.4)
Core FFO	$18.9	$17.9	$60.0	$51.9
Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three and nine months ended September 30, 2022 and 2021, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial Real Estate Operating Profit (Loss)	$20.3	$19.0	$60.3	$53.0
Plus: Depreciation and amortization	9.0	9.2	27.4	28.2
Less: Straight-line lease adjustments	(1.2)	(1.1)	(3.7)	(2.9)
Less: Favorable/(unfavorable) lease amortization	(0.2)	(0.1)	(0.8)	(0.5)
Less: Termination income	(0.1)	(0.1)	(0.1)	(0.1)
Plus: Other (income)/expense, net	(0.6)	(0.4)	0.3	(0.6)
Plus: Selling, general, administrative and other expenses	1.8	1.6	5.2	4.8
Commercial Real Estate NOI	29.0	28.1	88.6	81.9
Less: NOI from acquisitions, dispositions, and other adjustments	(0.1)	—	(0.4)	(0.1)
Commercial Real Estate Same-Store NOI	$28.9	$28.1	$88.2	$81.8

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from September 30, 2022) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its various credit facilities. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures; shareholder distributions; and working capital needs.
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

During the second quarter of 2022, the Company completed the termination of the Defined Benefit Plans, pursuant to which the Company (1) was relieved of the primary responsibility for the plans and (2) eliminated significant risk related to the obligations and assets of the Defined Benefit Plans. As of September 30, 2022, there were no other material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2021. Refer to Note 6, Note 11 and Note 13 in this report for further discussion.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2021 Form 10-K. As of September 30, 2022, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2021. Refer to Note 8 in this report for further discussion.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been cash flows provided by operations, primarily from the Commercial Real Estate segment (the Company's core business). During the nine months ended September 30, 2022, cash flows provided by operations was $9.0 million, a decrease as compared to the prior year comparable period ($67.2 million for the nine months ended September 30, 2021) due primarily to the cash contributions of $29.9 million to the Defined Benefit Plans related to the termination of the Company's pension plans, as well as lower cash flows related to Materials & Constructions segment. Total cash flows in future periods, may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy.
The Company's other primary sources of liquidity include its cash on-hand of $7.3 million as of September 30, 2022, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from September 30, 2022), as well as long-term basis. With respect to the revolving credit facility for general A&B purposes, as of September 30, 2022, the Company had no borrowings outstanding, $1.1 million letters of credit issued against, and $498.9 million of available capacity on such revolving credit facility (which currently has a term through August 29, 2025, plus two six-month optional extensions).
On August 13, 2021, the Company entered into an equity distribution agreement, or ATM Agreement, pursuant to which we may sell, from time to time, up to an aggregate sales price of $150.0 million of our common stock. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. As of September 30, 2022, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell shares under the at-the-market offering program.
Other sources of liquidity for the Company include trade receivables, contracts retention, and inventories (excluding parts, materials and supplies), totaling $59.8 million at September 30, 2022. As of September 30, 2022, there were no material changes to the Company's other primary sources of liquidity from the end of the preceding fiscal year ended December 31, 2021.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Net cash provided by investing activities was $56.0 million for the nine months ended September 30, 2022, as compared to $13.9 million for the nine months ended September 30, 2021. Net cash provided by investing activities during the nine months ended September 30, 2022, was primarily driven by the Company's sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, in exchange for cash consideration of approximately $73.9 million. This was partially offset by $15.7 million in capital expenditures during the nine months ended September 30, 2022. Cash provided by investing activities during the nine months ended September 30, 2021, was primarily driven by distributions from the Company's land development joint ventures (primarily at its Kukui‘ula joint venture projects), partially offset by cash used in capital expenditures.
As it relates to the CRE segment (i.e., its core business), the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods for all segments were as follows:

	Nine Months Ended September 30,
(dollars in millions; unaudited)	2022	2021	Change
CRE property acquisitions, development and redevelopment	$4.8	$14.3	(66.4)%
CRE building/area improvements (Maintenance Capital Expenditures)	3.5	5.2	(32.7)%
CRE tenant space improvements (Maintenance Capital Expenditures)	2.4	1.9	26.3%
Materials & Construction	4.7	2.8	67.9%
Land Operations and Corporate	0.3	1.9	(84.2)%
Total capital expenditures[1]	$15.7	$26.1	(39.8)%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Net cash flows used in financing activities was $128.5 million for the nine months ended September 30, 2022, as compared to $111.8 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company's net cash outlays related to financing activities were due primarily to net payments on line-of credit agreements and repayments of notes payable and other debt and deferred financing costs of $65.8 million, as well as cash dividend payments totaling $57.7 million. During the nine months ended September 30, 2021, the Company's net cash outlays related to financing activities were due primarily to its net repayments of notes payable and other debt and deferred financing costs and line-of-credit agreement of $64.2 million, as well as cash dividend payments totaling $46.5 million.
In February 2020, the Company's Board of Directors authorized the Company to repurchase up to $150.0 million of its common stock beginning on February 25, 2020, and ending on December 31, 2021. In October 2021, the Company's Board of Directors reauthorized the Company to repurchase up to $150.0 million of its common stock beginning on January 1, 2022, and ending on December 31, 2023. In September 2022, the Company authorized a third-party to repurchase on behalf of the Company up to $10.0 million of the Company's common stock on the open market through December 31, 2022. During the quarter ended September 30, 2022, the third-party, acting on behalf of the Company, repurchased 196,050 shares on the open market for an aggregate purchase price, including commissions, of $3.2 million. Of this amount, $0.9 million was included in accrued and other liabilities as of September 30, 2022. The Company retired the shares upon repurchase. As of September 30, 2022, the third-party is authorized to purchase an additional $6.8 million, and $146.8 million remains available under the stock repurchase program.
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
During the nine months ended September 30, 2022, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. Further, during the nine months ended September 30, 2022, there were no acquisitions utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions.
As of September 30, 2022, no funds from tax-deferred sales were available for use and had not been reinvested under §1031 of the Code. Also as of September 30, 2022, the Company held $3.1 million from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code.

Trends, events and uncertainties
Economic uncertainty and volatility remain, including high inflation, depressed international tourism, global supply chain disruptions, labor shortages and turnover. In response to persistent concerns over inflation, the Federal Reserve has increased the federal funds rate five times in 2022 to 3.25%, up from 0.25% at January 1, 2022, and signaled its intent for additional increases for the remainder of 2022 and into 2023, as well as heightened concerns over recession. As of September 30, 2022, the Company had $6.8 million outstanding in variable-rate debt under its GLP Asphalt revolving credit facility and no amount outstanding in variable-rate debt under the unsecured A&B revolving credit facility. The Company's variable-rate debt under secured notes payable was effectively zero as of September 30, 2022, due to an interest rate swap on the Manoa Marketplace secured note payable, which is swapped through maturity. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would have little impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of September 30, 2022.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its various credit facilities will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from September 30, 2022) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.
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
In February 2020, the Company's Board of Directors authorized the Company to repurchase up to $150.0 million of its common stock beginning on February 25, 2020, and ending on December 31, 2021. In October 2021, the Company's Board of Directors reauthorized the Company to repurchase up to $150.0 million of its common stock beginning on January 1, 2022, and ending on December 31, 2023.
During the quarter ended September 30, 2022, the Company repurchased 196,050 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $3.2 million. These shares were retired upon repurchase. As of September 30, 2022, $146.8 million remains available under the stock repurchase program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in thousands)
July 1-31, 2022	—	$—	—	$—
August 1-31, 2022	—	$—	—	$—
September 1-30, 2022	196,050	$16.46	196,050	$146,772
1The average price paid per share includes $0.02 commission fee per share.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.

ITEM 6. EXHIBITS
EXHIBIT INDEX
10.     Material Contracts
10.b.(xlviii)    Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1(xlviii) to Form 10-Q for the quarter ended September 30, 2022).
10.b.(xlix)    Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(xlix) to Form 10-Q for the quarter ended September 30, 2022).
10.b.(l)    Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 10.b.1.(l) to Form 10-Q for the quarter ended September 30, 2022).
10.b.(li)    Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(li) to Form 10-Q for the quarter ended September 30, 2022).
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
95    Mine Safety Disclosure.
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

November 4, 2022	By: /s/ Brett A. Brown
Brett A. Brown
Executive Vice President and Chief Financial Officer

November 4, 2022	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Senior Vice President and Chief Accounting Officer