Form 10-K
period 2022-12-31
Alexander & Baldwin, Inc.
filed 2023-03-01
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of such Common Stock, as of the last business day of the most recently completed second fiscal quarter June 30, 2022: $1,305,282,230
Number of shares of Common Stock outstanding as of latest practicable date (February 15, 2023): 72,593,773
Documents Incorporated By Reference
Portions of Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders (Part III of Form 10-K)
1

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2022
PART I
ITEM 1. BUSINESS

Overview
Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. As of December 31, 2022, the Company's commercial real estate portfolio resides entirely in Hawai‘i and consists of 22 retail centers, 12 industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area ("GLA"), as well as 140.7 acres of land under ground leases.
Throughout this annual report on Form 10-K, references to "we," "our," "us" and the "Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Business Objectives and Strategies
A&B's business objective is to own and effectively operate a superior portfolio of commercial real estate properties in Hawaii in order to deliver long-term growth and to create value for the Company's shareholders, while also upholding its responsibility as a corporate citizen in the Hawaii community. The Company intends to achieve this objective through the following:
•Commercial Real Estate Portfolio Growth - Increasing recurring income streams by leveraging several sources, including:
◦Effective leasing and property management;
◦Repositioning and redevelopment of existing assets;
◦Ground-up development of new assets; and
◦Acquisitions of new assets using the Company's balance sheet, equity or tax-deferred exchange funds from non-core asset sales.
•Balance Sheet Management and Financing Strategy - Continuing to practice disciplined and prudent financial management and capital allocation to maintain balance sheet strength and financial flexibility.
•Complete Strategic Simplification - Completing the Company's strategic simplification initiative by (1) divesting its materials and construction business which includes the Company's wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific") and Company-owned quarry land on Maui ("Maui Quarries") (collectively, "Grace Disposal Group"), (2) reducing exposure to legacy obligations, and (3) streamlining the Company’s operations.

Commercial Real Estate
The Company's commercial real estate strategy focuses on Hawai‘i, where it benefits from its broad experience base, deep relationships and strong reputation in the islands. These attributes, and a geographic focus in Hawai‘i, uniquely position the Company to create value through the acquisition, development, redevelopment and management of commercial real estate in the state. The Company believes the Hawai‘i market offers high value opportunities for the Company to pursue attractive growth and position itself for long-term stability given its geographic location, high barriers to entry and lack of commercially-entitled lands, and comparatively low square footage per capita of strip-retail gross leasable area on Oahu, Hawai'i's most populous island. Based on these factors, the Company believes the Hawai‘i retail market compares favorably with other top-tier retail markets in the U.S. Similarly, given the severe shortage of industrial land supply in Hawai‘i, industrial market rents and per-square-foot values generally exceed those achieved in other U.S. markets, making Hawai‘i a high-performing industrial market. In addition, the Hawai‘i commercial real estate market has been historically supported by the state's tourism industry (fueled by Hawai‘i's unique brand and appeal), as well as consistently high levels of government spending due to Hawai‘i's strategic defense location between the continental U.S. and Asia. Therefore, the Company has strategically concentrated its assets in Hawai‘i, where management is best able to enhance portfolio performance and create value.
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
Balance Sheet Management and Financing Strategy
The Company strategy is to expand its commercial real estate portfolio by pursuing acquisitions and other growth opportunities in a disciplined manner, while maintaining a moderate leverage profile and flexible balance sheet. To maintain this desired balance sheet posture, the Company intends to:
•Maintain a disciplined capital allocation strategy with a focus on investments that have attractive risk-adjusted returns relative to the Company’s cost of capital;
•Target a 5x - 6x net debt to Adjusted EBITDA ratio over the long-term;
•Ensure well-laddered debt maturities and minimize near-term maturing debt;
•Maintain a high proportion of fixed-rate debt and a longer weighted-average maturity; and
•Maintain a large unencumbered portfolio of assets.
The Company intends to finance acquisitions, property development and redevelopment, and other growth opportunities with sources of capital determined by management to be the most appropriate based on, among other factors, availability in current capital markets, pricing and other commercial and financial terms. Such sources of capital may include unsecured debt, mortgage and construction loans, the issuance of public equity, and other capital alternatives including the issuance of operating partnership units.

Simplification Strategy
As a REIT focused on Hawaii commercial real estate, the Company has pursued the monetization and disposition of legacy, non-core assets and landholdings in order to simplify its business and allocate its capital resources to commercial real estate. The Company’s remaining non-core assets and landholdings primarily includes its land that is not designated for development (e.g., agricultural lands, conservation/watershed lands), and Grace Pacific, the Company’s vertically integrated materials and construction subsidiary.
In December 2022, in connection with the evaluation of strategic alternatives to monetize and dispose of Grace Pacific and the Maui Quarries, the Company's Board of Directors authorized Management to complete a sale of the Grace Disposal Group. The outcome of the sale of the Grace Disposal Group is not certain, as any transaction would be dependent upon various external factors beyond the Company's control, including, among others, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms. Further, there can be no assurance that any potential transaction will result in the Company being able to recover the carrying value of the Grace Disposal Group.
Segment Reporting
The Company operates two segments: Commercial Real Estate and Land Operations. A description of the Company's reportable segments is as follows:
•Commercial Real Estate - This segment functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); and in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships). The Company's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i communities. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating and leasing real estate assets.
•Land Operations - This segment includes the Company's legacy landholdings, assets, and liabilities that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, joint ventures, and other legacy business activities.
Discontinued Operations
As of December 31, 2022, the Company concluded that the plan to dispose of the Grace Disposal Group met the criteria for classification as held for sale and discontinued operations. Accordingly, the assets and liabilities associated with the Grace Disposal Group have been classified as held for sale in the consolidated balance sheets, its financial results have been classified as discontinued operations in the consolidated statements of operations and cash flows for all periods presented, and the Company’s former Materials and Construction ("M&C") segment has been eliminated. In conjunction with the elimination of the M&C segment, the Company's remaining equity interest in an unconsolidated materials company was incorporated with the Land Operations reportable segment.
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
The Company is also subject to a number of tax laws and regulations that could materially impact its financial condition and results of operations. For example, the Company frequently utilizes §1031 of the Internal Revenue Code of 1986, as amended (the "Code"), to obtain tax-deferral treatment when qualifying real estate assets are sold and the resulting proceeds are reinvested in replacement properties within the required time period. This may occur when the Company sells bulk parcels of land in Hawai‘i or commercial properties in Hawai‘i, many of which may have a lower tax basis. Failure to comply with, or a repeal of, or adverse amendment to, §1031 of the Code could impose significant additional costs on the Company in the event of a future transaction with an associated gain.

Human Capital Resources
Through its continuing operations, the Company and its subsidiaries had 144 regular full-time employees as of December 31, 2022, compared to 168 regular full-time employees in the prior year.

Fifteen bargaining unit employees at the Company's wholly-owned subsidiary Kahului Trucking & Storage, Inc. ("KT&S") are covered by a collective bargaining agreement with the International Longshore and Warehouse Union ("ILWU") that expires on March 31, 2025. There are two collective bargaining agreements with ten A&B Fleet Services employees on the Big Island and Kauai, represented by the ILWU. The Big Island agreement expires on August 31, 2024, and the Kauai agreement expires on August 31, 2023.
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
Compensation and benefits program
The Company's compensation and benefits program is designed to attract, reward and retain talented individuals who possess the skills necessary to support its business objectives, assist in the achievement of strategic goals and create long-term value for its shareholders. The Company provides its employees with competitive total rewards packages that include, in addition to base compensation, meaningful benefits such as health (medical, dental and vision) and life insurance; paid time off; flexible spending reimbursements accounts; a corporate wellness program; gain sharing opportunities; and a 401(k) plan with a generous Company contribution, as well as a Company match. Certain employees are eligible to receive annual incentive bonuses and long-term equity awards tied to the value of the Company's common stock price. The Company believes that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and shareholder interests by incentivizing business and individual performance (i.e., pay for performance), motivating based on long-term company performance and integrating compensation with its business plans.
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
Company culture - engagement, diversity, equity and inclusion
The Company strives to keep its employees engaged by communicating regularly through various channels, including town halls, an employee intranet, employee newsletters and email updates. It also conducts a confidential, annual employee survey to better understand employee perspectives on topics including employee experience, workplace culture, employee engagement and the direction and leadership of the Company. Results of the survey are reviewed carefully by senior leadership and have resulted in specific actions, including increased recognition programs and the development of the Company’s vision, mission and values statements.
The Company also believes that an equitable and inclusive environment with diverse teams fosters more creativity and produces more opportunities to create value through its assets, people and relationships and is crucial to its efforts to attract and retain key talent. The Company is focused on building an inclusive culture through a variety of diversity and inclusion initiatives. The Company has a social council that is focused on workplace culture and community impact, along with employee resource groups that promote diversity and empowerment and also help to build an inclusive culture through company events, participation in its recruitment efforts and input into its hiring strategies.

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

ESG Highlights
In 2022, the Company expanded its long-standing commitment to Hawai‘i and the principles of ESG with two employee councils focused on environmental and social stewardship. These strategic and cross-functional teams engage a broader and more diverse group of employee perspectives in defining and pursuing the Company’s commitment to each other and the community.
Sustainability Reporting
•The Company published its third annual Corporate Responsibility Report, with enhanced disclosures on climate-related risks.
•The Company reported in line with the Sustainability Accounting Standards Board ("SASB") standards and the Task Force on Climate-related Financial Disclosures (“TCFD”), disclosing information sought by stakeholders.
Sustainability Initiatives
•The Company continues to focus on improving energy efficiency at all of its properties and achieved a 2.2% year-over-year reduction (at Same-Store properties) in energy usage from 2020 to 2021.
•The Company has partnered with Carbon Lighthouse to increase energy efficiency and reduce greenhouse gas ("GHG") emissions within the CRE portfolio. Under this partnership, approximately 22% of the Company's portfolio (based on GLA) has undergone performance updates to lighting, heating and cooling systems.
•The Company is implementing measures such as installing energy efficient LED lighting, rooftop photovoltaic (“PV”) systems and electric vehicle (“EV”) charging stations, as well as incorporating the use of cool roofs, water efficient fixtures, pedestrian friendly open spaces, and native Hawaiian and environmentally friendly plants and landscaping, among other initiatives. As of December 31, 2022, the Company has

◦    Converted the common area lighting to LED at 17 properties.
◦    Completed the installation of a 1.3-megawatt PV project at Pearl Highlands Center, the Company's largest retail asset by GLA.
◦    Installed 18 EV charging stations at 10 properties and entered into agreements to add an additional 15 EV charging stations across a collective 12 properties within the next twelve months.
Additional information regarding the Company’s ESG initiatives is available in the Company’s ESG Report, which can be found on the Company’s website. Information on the Company’s website, including its ESG Report, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.
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

The Company makes available, free of charge, on or through its Internet website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The Company’s website address is www.alexanderbaldwin.com. The information found on the Company's website, including the Company's Corporate Responsibility report, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.
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
•Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
•The REIT ownership limitations and transfer restrictions contained in our articles of incorporation may restrict or prevent certain transfers of our common stock, could have unintended antitakeover effects and may not be successful in preserving our qualification for taxation as a REIT.
•Our cash distributions are not guaranteed and may fluctuate.
•Certain of our business activities may be subject to corporate-level income tax and other taxes, which would reduce our cash flows, and would cause potential deferred and contingent tax liabilities.
•The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.
•The ability of our board of directors to revoke our REIT qualification, without shareholder approval, may cause adverse consequences to our shareholders.
Summary of risks related to our business
•Changes in economic conditions, particularly in Hawai‘i, may adversely affect our Commercial Real Estate and Land Operations segments.
•We may face new or increased competition.

•Although we intend to market and sell non-strategic assets, many of the assets are relatively illiquid, and it may not be possible to dispose of such assets in a timely manner or on favorable terms, which could delay our strategic agenda and/or adversely affect our financial condition, operating results, cash flows and may result in additional non-cash impairment charges.
•We may be unsuccessful in completing a sale of our assets classified as held for sale or, if we are successful, the assets may be sold for less than our carrying value, which may result in additional non-cash impairment charges.
•We may face potential difficulties in obtaining operating and development capital.
•We may raise additional capital in the future on terms that are more stringent to us, which could provide holders of new issuances rights, preferences and privileges that are senior to those currently held by our common shareholders, or that could result in dilution of common stock ownership.
•Failure to comply with certain restrictive financial covenants contained in our credit facilities could impose restrictions on our business segments, capital availability or the ability to pursue other activities.
•Increasing interest rates would increase our overall interest expense.
•We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
•Significant inflation and continuing increases in the inflation rate, could adversely affect our business and financial results.
•An increase in fuel prices may adversely affect our operating environment and costs.
•Changes to federal, state or local law or regulations, including environmental laws and regulations, may adversely affect our business.
•Security breaches through cyber attacks or intrusions, or other significant disruptions of the Company's information technology ("IT") networks, communications, and related systems could impair our ability to operate, adversely affect our financial condition, and damage our reputation.
•The Company's business and operations could suffer in the event of system failures or interruptions.
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
•Impairment in the carrying value of long-lived assets could negatively affect our operating results.
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
•Increases in operating expenses would adversely affect our operating results.
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
•The value of our development-for-hold projects and commercial properties is affected by a number of factors.
•We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
•We face competition for the acquisition and development of real estate properties, which may impede our ability to grow our operations or may increase the cost of these activities.
•We are subject to risks associated with real estate construction and development.
•Commercial real estate investments are relatively illiquid.
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
At the state level, the Hawai‘i State legislature has repeatedly considered, and could consider in the future, legislation that would (i) eliminate (i.e., repeal) the REIT dividends paid deduction for Hawai‘i State income tax purposes related to income generated in Hawai‘i for a number of years or permanently, and/or (ii) mandate withholding of Hawai‘i State income tax on dividends paid to out-of-state shareholders. These provisions could result in double taxation of REIT income in Hawai‘i under the Hawai‘i tax code, reduce returns to shareholders and make our stock less attractive to investors, which could in turn lower the value of our stock.
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
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
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
Subject to certain exceptions, our articles of incorporation prohibit any shareholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Additionally, the constructive ownership rules for these limits are complex and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our stock) by an individual or entity could cause that individual or entity, or another individual or entity, to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock, or of any of our other capital stock in violation of these restrictions, may result in the shares being automatically transferred to a charitable trust or may be void. As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares.
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

Certain of our business activities may be subject to corporate-level income tax and other taxes, which would reduce our cash flows, and would cause potential deferred and contingent tax liabilities.
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
Risks Related to Our Business
Changes in economic conditions, particularly in Hawai‘i, may adversely affect our Commercial Real Estate and Land Operations segments.
Our business, including our assets and operations, is concentrated in Hawai‘i, which exposes us to more concentrated risks than if our assets and operations were more geographically diverse. A weakening of economic drivers in Hawai‘i, which include tourism, military and consumer spending, public and private construction starts and spending, personal income growth, and employment, or the weakening of consumer confidence, market demand, or economic conditions on the Mainland and elsewhere, may adversely affect the level of real estate leasing activity in Hawai‘i, the demand for or sale of Hawai‘i real estate. In addition, an increase in interest rates or other factors could reduce the market value of our real estate holdings, as well as increase the cost of buyer financing that may reduce the demand for our real estate assets.

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
We may be unsuccessful in completing a sale of our assets classified as held for sale or, if we are successful, the assets may be sold for less than our carrying value, which may result in additional non-cash impairment charges.
We can provide no assurances that we will successfully sell Grace Pacific and the Maui Quarries, that we will do so in accordance with our expected timeline or that we will recover the carrying value of the disposal group. The process of pursuing the plan to sell may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition, and results of operations could be adversely affected and may result in additional non-cash impairment charges. Any potential transactions, and the related valuations, would be dependent upon various external factors beyond the Company's control, including, among others, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyer(s) on reasonable terms.
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
We may raise additional capital in the future on terms that are more stringent to us, which could provide holders of new issuances rights, preferences and privileges that are senior to those currently held by our common shareholders, or that could result in dilution of common stock ownership.
As noted above, the successful execution of our strategy requires substantial amounts of operating and development capital. If our capital needs are not able to be filled through our existing liquidity sources (e.g., our revolving credit facility), we may require additional capital. If we incur additional debt or raise equity, the terms of the debt or equity issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than currently in place. If we issue additional common equity, either through public or private offerings or rights offerings, existing common shareholders' percentage ownership in us would decline if they do not participate on a ratable basis.

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
We have a number of financial instruments (refer to Note 8 – Notes Payable and Other Debt of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report) which bear interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (certain of these financial instruments are subject to interest rate swaps through maturity at fixed rates). The United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The ICE Benchmark Administration (the administrator of LIBOR) ceased the publication of all GBP, EUR, CHF and JPY LIBOR settings, as well as the one-week and two-month USD LIBOR tenors after December 31, 2021. Publication of the remaining USD LIBOR tenors will cease after June 30, 2023. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The Alternative Reference Rate Committee has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates in connection with the LIBOR phase-out.
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
Significant inflation and continuing increases in the inflation rate, could adversely affect our business and financial results.
Recent substantial increases in the rate of inflation and potential future elevated rates of inflation, both real and anticipated, may impact our results of operations. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. Increased inflation could also adversely affect us by increasing construction costs, including tenant improvements and capital projects, and operating costs. Many of the Company's leases require tenants to pay an allocable portion of operating expenses, including common area maintenance, real estate taxes and insurance, resulting in a mitigating impact on increased costs and operating expenses due to inflation. However, unreimbursed increased operating expenses may adversely affect the Company’s operating results and cash flows.
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

Changes to federal, state or local law or regulations, including environmental laws and regulations, may adversely affect our business.
We are subject to federal, state and local laws and regulations, including government rate, land use, environmental, climate-related and tax laws and regulations. Compliance or noncompliance with, or changes to, the laws and regulations governing our business could impose significant additional costs on us and adversely affect our financial condition and results of operations. For example, our real estate-related segments are subject to numerous federal, state and local laws and regulations, which, if changed or not complied with, may adversely affect our business.
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
The Company’s operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including Occupational Safety and Health Administration regulations; Environmental Protection Agency regulations; and state and county permits related to our operations. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair the Company’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (“PCBs”) and underground storage tanks are also regulated by federal and state laws. The Company is also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. The Company could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from its properties. Identification of compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to the Company. Moreover, compliance with new laws or regulations such as those related to climate change, including compliance with “green” building codes, or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by the Company.
Security breaches through cyber attacks or intrusions, or other significant disruptions of the Company's information technology ("IT") networks, communications, and related systems could impair our ability to operate, adversely affect our financial condition, and damage our reputation.
We rely extensively on information technology and communication systems to process transactions and to operate and manage our business and face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside the Company or persons with access to systems inside the Company. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The Company’s IT networks and related systems are essential to the operation of its business and its ability to perform day-to-day operations. Furthermore, a significant subset of our employees partially operate in a remote work environment, which may exacerbate certain risks to our businesses, including an increased risk of cybersecurity attacks and increased risk of unauthorized dissemination of proprietary or confidential information.
Despite our implementation of security measures, there can be no assurance that our efforts to maintain the security and integrity of our systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our systems could result in improper uses of our systems and interruptions in our operations, which in turn could have a material adverse effect on our income, cash flow, results of operations, financial condition, liquidity, the ability to service debt obligations, the market price of our common stock and our ability to pay dividends and other distributions to stockholders. We may also incur significant costs to remedy damages caused by security breaches.

These risks require continuous and likely increasing attention and other resources to identify and quantify these risks, upgrade, and expand the Company’s technologies, systems and processes to adequately address them and provide periodic training for the Company’s employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that the Company’s efforts will be effective. Additionally, the Company relies on third-party service providers for certain aspects of the Company’s business. The Company can provide no assurance that the networks and systems that the Company’s third-party vendors have established or use will be effective. As the Company’s reliance on technology has increased, so have the risks posed to the Company’s information systems, both internal and those provided by the Company and third-party service providers.
In the normal course of business, the Company and its service providers collect and retain certain personal information provided by employees, tenants and vendors, and relies extensively on IT systems to process transactions and manage its business. The Company can provide no assurance that the data security measures designed to protect confidential information on the Company’s systems established by the Company and the Company’s service providers will be able to prevent unauthorized access to this personal information or that attempted security breaches or disruptions would not be successful or damaging.
The Company's business and operations could suffer in the event of system failures or interruptions.
The Company’s internal IT systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, telecommunication failures, reliability issues, and integration and compatibility concerns. Further, we may experience failures caused by the intentional or inadvertent acts and errors by our employees or vendors. The Company has implemented policies and procedures around its IT systems, including security measures, employee training, system redundancies, and the existence of a disaster recovery plan. However, any system failure or accident that causes interruptions in the Company’s operations could result in a material disruption to its business. The Company may incur additional costs to remedy damages caused by such disruptions, as well as increased demand for information technology resources to support employees operating in a partially remote work environment.
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
Drought, greater than normal rainfall, hurricanes, earthquakes, tsunamis, floods, sea level rise, fires, other natural disasters, agricultural pestilence, or negligence or intentional malfeasance by individuals, may also adversely impact the conditions of the land and thereby harm the prospects for the Land Operations segment and our land infrastructure and facilities, including dams and reservoirs.
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
Certain of the leases at our retail centers contain “co-tenancy” provisions that establish conditions related to a tenant’s obligation to remain open, the amount of rent payable, or a tenant’s obligation to continue occupying space, including (i) the presence of an anchor tenant, (ii) the continued operation of an anchor tenant’s store, and (iii) minimum occupancy levels at the applicable property. If a co-tenancy provision is triggered by a failure of any of these conditions, a tenant could have the right to cease operations, to terminate its lease early, or to a reduction of its rent. In addition, certain of the leases at our retail centers contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the property, thereby decreasing sales for our other tenants at such property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. Such provisions may also result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our leases result in lower revenue or tenant sales, tenants’ rights to terminate their leases early, or to a reduction of their rent, our performance and/or the value of the applicable retail center could be adversely affected.
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
The lack of water for agricultural irrigation could adversely affect the financial position and profitability of the Land Operations segment.
It is crucial to have access to sufficient, reliable and affordable sources of water in order to conduct sustainable agricultural activity. Water availability is critical to the successful implementation of farming plans on those lands purchased from us by Mahi Pono Holdings LLC ("Mahi Pono") in conjunction with our sale of certain agricultural landholdings on Maui (the "Agricultural Land Sale"). As described in our public filings associated with that sale, as well as Note 11 – Revenue and Contract Balances of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, if Mahi Pono is unable to secure sufficient water to support the agricultural plans for which it purchased the lands, this could trigger certain financial obligations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. DESCRIPTION OF PROPERTIES BY SEGMENT
Commercial Real Estate

Asset classes
The Company owns and operates a portfolio of improved properties within three asset classes in Hawai‘i (retail, industrial and office). The following table presents a summary of GLA square footage ("SF") by the improved property asset class as of December 31, 2022:

Current GLA (SF)
Retail	2,503,700
Industrial	1,255,200
Office	145,700
Total	3,904,600
As noted above, the Company also owns 140.7 acres of land under urban ground leases in Hawai‘i as of December 31, 2022.

Improved properties
Most of the Company's improved retail, industrial and office properties are located on Oahu and Maui, with a smaller number of holdings on Kauai and Hawai‘i (island). The occupancy for the improved properties portfolio (i.e., the percentage of square footage leased and commenced to gross leasable space at the end of the period reported, "Leased Occupancy") was 95.0% as of December 31, 2022, and 94.3% as of December 31, 2021. For properties in the portfolio, the Company presents annualized base rent ("ABR") for each of its improved properties on a total and per-square-foot ("PSF") basis; ABR is calculated by multiplying the current month's contractual base rent by twelve.

As of December 31, 2022, the Company's commercial real estate improved property assets were as follows (dollars in thousands, except PSF data):

	Property		Island	Year Built/ Renovated	Current GLA (SF)	Leased/Economic Occupancy		ABR	ABR PSF
	Retail:
1	Pearl Highlands Center		Oahu	1992-1994	411,400	99.4%	98.2%	$10,845	$26.85
2	Kailua Retail		Oahu	1947-2014	326,400	95.4%	94.6%	11,779	38.61
3	Laulani Village		Oahu	2012	175,600	96.5%	96.5%	6,650	39.23
4	Waianae Mall		Oahu	1975	170,800	96.2%	95.5%	3,782	23.74
5	Manoa Marketplace		Oahu	1977	142,000	97.8%	91.7%	4,559	35.02
6	Queens' MarketPlace		Hawai‘i Island	2007	134,000	84.5%	83.6%	4,421	47.59
7	Kaneohe Bay Shopping Center (Leasehold)		Oahu	1971	125,400	97.8%	97.8%	3,212	26.19
8	Hokulei Village		Kauai	2015	119,000	100.0%	100.0%	4,288	36.77
9	Pu‘unene Shopping Center		Maui	2017	118,000	78.4%	70.9%	4,038	48.96
10	Waipio Shopping Center		Oahu	1986, 2004	113,800	97.4%	97.4%	3,426	30.89
11	Aikahi Park Shopping Center		Oahu	1971, 2022	97,300	88.8%	84.9%	3,083	37.33
12	Lanihau Marketplace		Hawai‘i Island	1987	88,300	97.7%	92.4%	1,585	19.43
13	The Shops at Kukui‘ula		Kauai	2009	85,900	95.6%	87.5%	3,427	48.03
14	Ho‘okele Shopping Center		Maui	2019	71,400	96.1%	91.2%	2,688	41.30
15	Kunia Shopping Center		Oahu	2004	60,600	90.1%	90.1%	2,171	40.52
16	Waipouli Town Center		Kauai	1980	56,600	39.7%	37.6%	451	21.20
17	Kahului Shopping Center	(2)	Maui	1951	50,900	94.3%	94.3%	935	19.46
18	Lau Hala Shops		Oahu	2018	46,300	100.0%	95.0%	2,487	56.55
19	Napili Plaza		Maui	1991	45,600	90.3%	90.3%	1,271	31.83
20	Gateway at Mililani Mauka		Oahu	2008, 2013	34,900	93.7%	90.3%	1,882	59.79
21	Port Allen Marina Center		Kauai	2002	23,600	92.0%	92.0%	648	29.90
22	The Collection		Oahu	2017	5,900	100.0%	100.0%	339	57.46
	Subtotal – Retail				2,503,700	93.8%	91.7%	$77,967	$34.50
	Industrial:
23	Komohana Industrial Park		Oahu	1990	238,300	100.0%	100.0%	$3,516	$14.76
24	Kaka‘ako Commerce Center		Oahu	1969	202,200	95.5%	95.5%	2,759	14.64
25	Waipio Industrial		Oahu	1988-1989	158,400	99.0%	99.0%	2,640	16.84
26	Opule Industrial		Oahu	2005-2006, 2018	151,500	100.0%	100.0%	2,550	16.83
27	P&L Warehouse		Maui	1970	104,100	100.0%	100.0%	1,610	15.46
28	Kapolei Enterprise Center		Oahu	2019	93,000	100.0%	100.0%	1,618	17.39
29	Honokohau Industrial		Hawai‘i Island	2004-2006, 2008	86,700	98.0%	96.0%	1,263	15.18
30	Kailua Industrial/Other		Oahu	1951-1974	69,000	92.6%	91.4%	1,106	17.95
31	Port Allen		Kauai	1983, 1993	64,600	95.6%	95.6%	736	12.64
32	Harbor Industrial	(2)	Maui	1930	51,100	100.0%	100.0%	626	12.26
33	Kahai Street Industrial	(1)	Oahu	1973	27,900	100.0%	100.0%	354	12.70
34	Maui Lani Industrial	(1)	Maui	2010	8,400	100.0%	100.0%	151	17.98
	Subtotal – Industrial				1,255,200	98.4%	98.2%	$18,929	$15.48
	Office:
35	Kahului Office Building		Maui	1974	59,100	86.6%	86.6%	$1,490	$29.90
36	Gateway at Mililani Mauka South		Oahu	1992, 2006	37,100	98.4%	96.2%	1,696	47.48
37	Kahului Office Center	(2)	Maui	1991	35,800	90.5%	90.5%	1,012	31.21
38	Lono Center		Maui	1973	13,700	61.7%	61.7%	281	33.34
	Subtotal – Office				145,700	88.2%	87.7%	$4,479	$35.43
	Total – Hawai‘i Improved Portfolio				3,904,600	95.0%	93.6%	$101,375	$28.09

(1) Property is currently not included in the same-store ("Same-Store") pool, which management uses in the calculation of certain non-GAAP metrics at an improved property or ground lease level. Refer to page 37 for a discussion of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures.

(2) Includes leases that were previously classified as ground leases and presented in the table on page 23.

Ground leases
The Company's portfolio of commercial ground leases at December 31, 2022, was as follows (dollars in thousands):

	Property Name		Location (City, Island)	Acres	Property Type	Exp. Year	Current ABR
1	Owner/Operator		Kapolei, Oahu	36.4	Industrial	2025	$3,203
2	Windward City Shopping Center		Kaneohe, Oahu	15.4	Retail	2035	2,800
3	Owner/Operator		Honolulu, Oahu	9.0	Retail	2045	2,075
4	Kaimuki Shopping Center		Honolulu, Oahu	2.8	Retail	2040	2,039
5	S&F Industrial		Pu'unene, Maui	52.0	Heavy Industrial	2059	1,275
6	Pali Palms Plaza		Kailua, Oahu	3.3	Office	2037	992
7	Owner/Operator		Kaneohe, Oahu	3.7	Retail	2048	990
8	Windward Town and Country Plaza I		Kailua, Oahu	3.4	Retail	2062	963
9	Windward Town and Country Plaza II		Kailua, Oahu	2.2	Retail	2062	621
10	Owner/Operator		Kailua, Oahu	1.9	Retail	2034	450
11	Owner/Operator		Honolulu, Oahu	0.5	Retail	2028	375
12	Owner/Operator		Honolulu, Oahu	0.5	Parking	2028	349
13	Owner/Operator		Kahului, Maui	0.8	Retail	2026	264
14	Seven-Eleven Kailua Center		Kailua, Oahu	0.9	Retail	2033	258
15	Owner/Operator	(1)	Honolulu, Oahu	0.7	Industrial	2027	245
16	Owner/Operator		Kailua, Oahu	1.2	Retail	2023	237
17	Owner/Operator		Kahului, Maui	0.8	Industrial	2025	228
18	Owner/Operator		Kahului, Maui	0.4	Retail	2027	181
19	Owner/Operator		Kailua, Oahu	0.4	Retail	2025	174
20	Owner/Operator		Kahului, Maui	0.9	Retail	2025	142
	Remainder		Various	3.5	Various	Various	891
	Total - Ground Leases[2]			140.7			$18,752

(1) Ground lease is currently not included in the Same-Store pool, which management uses in the calculation of certain non-GAAP metrics at an improved property or ground lease level. Refer to page 37 for a discussion of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures.

(2) Leases previously classified as ground leases as of December 31, 2021, are now included and presented in the table of improved properties on page 21.
Land Operations
The Company's Land Operations segment primarily consists of the Company's non-commercial real estate landholdings and other legacy assets and liabilities.

Real Estate Investments
At December 31, 2022, the Company's real estate investments related to its Land Operations segment were as follows:

(amounts in millions, except acres data)	Acres	Carrying Value
Real estate investments
Core real estate investments
Kapolei Business Park West	3	$6.2
Maui Business Park II	53	22.1
Non-core real estate investments
Other real estate development	192	37.8
Agricultural land	3,123	0.4
Urban land, not in active development	20	0.6
Conservation & preservation	777	0.9
Investments in real estate joint ventures and partnerships		7.5
Total real estate investments, net	4,168	$75.5

Core Real Estate Development-for-sale Projects
As of December 31, 2022, the Company's Land Operations segment has one remaining active, core real estate development-for-sale project, Maui Business Park II, which encompasses light industrial lots located in Kahului, Maui. A summary of the Company's Maui Business Park II project as of December 31, 2022 is as follows:

					(in millions)
Project	Location	Product Type	Planned Saleable Acres	Acres Closed	Est. Total Project Cost	A&B Gross Investment (Life to Date)
Maui Business Park (Phase II)	Kahului, Maui	Light industrial lots	116.7	64.2	$89	$65
Maui Business Park II: Maui Business Park (Phase II) (“MBP II”) represents the second phase of the Company's Maui Business Park project in Kahului, Maui, and is zoned for light industrial, retail and office use. During the year ended December 31, 2022, the Company successfully closed on the sale of 4.9 acres at MBP Phase II.
Sale of Business
In connection with the Company's simplification efforts, during the quarter ended June 30, 2022, the Company completed the disposal of approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, to an unrelated third party.
ITEM 3. LEGAL PROCEEDINGS
The information set forth under the "Legal proceedings and other contingencies" section in Note 10 – Commitments and Contingencies of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, is incorporated herein by reference.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of Alexander & Baldwin, Inc. ("A&B" or the "Company") is listed on the New York Stock Exchange under the ticker symbol ALEX. As of February 15, 2023, there were approximately 1,825 shareholders of record. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of the Company's common stock.
The Company elected to be taxed as a real estate investment trust ("REIT") for US federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2017. As a REIT, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders (determined without regard to the dividends paid deduction and excluding any net capital gains). The Company has distributed and intends to continue to distribute REIT taxable income, including net capital gains, to its shareholders that will enable the Company to meet the distribution requirements applicable to REITs under the Code. The Company's Board of Directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to the Company's shareholders based on a number of factors including, but not limited to, the Company's results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions, that may impose limitations on cash payments and plans for future acquisitions and divestitures.
Securities authorized for issuance under equity compensation plans at December 31, 2022, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)[1]
Equity compensation plans approved by security holders	—	$0.00	3,359,277
1 Under the 2022 Incentive Compensation Plan, 3,359,277 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.
In February 2020, the Company's Board of Directors authorized the Company to repurchase up to $150 million of its common stock beginning on February 25, 2020, and ending on December 31, 2021. In October 2021, the Company's Board of Directors reauthorized the Company to repurchase up to $150 million of its common stock beginning on January 1, 2022, and ending on December 31, 2023.
During the quarter ended December 31, 2022, the Company repurchased 80,960 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $1.4 million. These shares were retired upon repurchase. As of December 31, 2022, $145.4 million remains available under the stock repurchase program. The following summarizes the Company's purchases of equity securities and use of proceeds for the fourth quarter of fiscal year 2022.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1-31, 2022	80,960	$16.95	277,010	$145,400
November 1-30, 2022	—	$—	277,010	$145,400
December 1-31, 2022	—	$—	277,010	$145,400
Total	80,960	$16.95	277,010	$145,400
    1The average price paid per share includes $0.02 commission fee per share.

There were no unregistered equity securities sold by the Company during 2022 or 2021.
The graph below compares the cumulative total return on the Company’s common stock with that of the Standard & Poor's 500 Stock Index (“S&P 500”) and two industry peer group indices, FTSE Nareit All Equity REITs and FTSE Nareit Equity Shopping Centers, from December 31, 2017, through December 31, 2022. The stock price performance graph assumes that an investor invested $100 in each of the Company and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company's shares of common stock.

# TOTAL RETURN PERFORMANCE

Alexander & Baldwin, Inc.
S&P 500
FTSE Nareit All Equity REITs
FTSE Nareit Equity Shopping Centers
$200
$175
$150
$125
$100
$75
$50
12/17
12/18
12/19
12/20
12/21
12/22

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
This section of this Form 10-K discusses 2022, 2021, and 2020 items and year-to-year comparisons between 2022 and 2021, and 2021 and 2020.
Amounts in the MD&A section are rounded to the nearest tenth of a million. Accordingly, a recalculation of totals and percentages, if based on the reported data, may be slightly different.

Business Overview
Reportable segments
The Company operates two segments: Commercial Real Estate and Land Operations. A description of each of the Company's reportable segments is as follows:
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
•Land Operations - This segment includes the Company's legacy landholdings, assets, and liabilities that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, joint ventures, and other legacy business activities.
Simplification strategy
As a REIT focused on Hawaii commercial real estate, the Company has pursued the monetization and disposition of legacy, non-core assets and landholdings in order to simplify its business and allocate its capital resources to commercial real estate.
In December 2022, in connection with the evaluation of strategic alternatives to monetize and dispose of Grace Pacific, the Company's Board of Directors authorized Management to complete a sale of Grace Pacific and the Company-owned quarry land on Maui (collectively, the “Grace Disposal Group”). In conjunction with the Board's authorization, the Company concluded that the Grace Disposal Group met the criteria for classification as held for sale and discontinued operations as of December 31, 2022. The assets and liabilities associated with the Grace Disposal Group have been classified as held for sale in the consolidated balance sheets, and its financial results are classified as discontinued operations in the consolidated statements of operations and cash flows for all periods presented and the Company’s former Materials and Construction ("M&C") segment has been eliminated. In conjunction with the elimination of the M&C segment, the Company's equity interest in an unconsolidated materials company was incorporated with the Land Operations reportable segment.
Related to the Land Operations segment, during the year ended December 31, 2022, the Company completed the sale of approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, for $76.0 million. In connection with the sale, the Company recognized a net gain on disposition of $54.0 million and received cash proceeds of $73.9 million. Excluding this transaction, the Company completed real estate disposals involving approximately 1,300 acres of land holdings on Maui and Kauai for $19.9 million and closed on the sale of six Maui Business Park II lots for $8.1 million.
During the year ended December 31, 2021, the Company completed real estate sales involving approximately 1,800 acres of land holdings on Maui and Kauai for $41.3 million, and also closed on the sale of nine Maui Business Park II lots for $16.0 million. In addition, in November 2021, the Company capitalized on the historically high demand for Hawai‘i real estate when its joint venture projects Kukui`ula Development Company (Hawaii) LLC, Kukui`ula Web IP LLC, and Lodge IP LLC (collectively, "KDCH") completed the sale of substantially all of their assets to a third party for $183.5 million. The Company received cash distributions of $113.4 million and recognized joint venture income of $5.5 million related to the transaction and reduced the carrying value of the Company's investment in KDCH to zero. This substantially completed the Company's goal to monetize its unconsolidated equity method investments in joint venture development projects at Kukui'ula.

Termination of certain employee benefit plans
On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”), which became effective on May 31, 2021. In June 2022, the Company completed the termination of the Defined Benefit Plans. During the year ended December 31, 2022, the Company made cash contributions of $28.7 million to employee benefit plans, and in connection with the termination process recorded a pre-tax settlement charge of $76.9 million within Pension termination in the consolidated statements of operations, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. In addition, the Company recorded an income tax benefit of $18.3 million during the year ended December 31, 2022, to reclassify the tax effects in accumulated other comprehensive loss upon completion of the termination of the Defined Benefit Plans.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and related notes thereto.

				2022 vs 2021		2021 vs 2020
(amounts in millions, except percentage data and per share data)	2022	2021	2020	$	%	$	%
Operating revenue	$230.5	$254.0	$190.3	$(23.5)	(9.3)%	$63.7	33.5%
Cost of operations	(132.9)	(134.9)	(126.2)	2.0	1.5%	(8.7)	(6.9)%
Selling, general and administrative	(35.9)	(36.6)	(31.1)	0.7	1.9%	(5.5)	(17.7)%
Gain (loss) on disposal of assets, net	54.0	2.9	9.4	51.1	18X	(6.5)	(69.1)%
Operating income (loss)	115.7	85.4	42.4	30.3	35.5%	43.0	101.4%
Income (loss) related to joint ventures	1.6	17.9	6.8	(16.3)	(91.1)%	11.1	163.2%
Pension termination	(76.9)	—	—	(76.9)	—%	—	—%
Interest and other income (expense), net	0.4	(1.7)	(0.1)	2.1	NM	(1.6)	16X
Interest expense	(22.0)	(26.2)	(30.2)	4.2	16.0%	4.0	13.2%
Income tax benefit (expense)	18.3	—	0.4	18.3	—%	(0.4)	(100.0)%
Income (loss) from continuing operations	37.1	75.4	19.3	(38.3)	(50.8)%	56.1	3X
Discontinued operations (net of income taxes)	(86.6)	(39.6)	(14.1)	(47.0)	(118.7)%	(25.5)	(180.9)%
Net income (loss)	(49.5)	35.8	5.2	(85.3)	NM	30.6	6X
(Income) loss attributable to discontinued noncontrolling interest	(1.1)	(0.4)	0.4	(0.7)	(175.0)%	(0.8)	NM
Net income (loss) attributable to A&B	$(50.6)	$35.4	$5.6	$(86.0)	NM	$29.8	5X

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.51	$1.03	$0.27	$(0.52)	(50.5)%	$0.76	3X
Basic earnings (loss) per share - discontinued operations	(1.21)	(0.55)	(0.19)	(0.66)	(120.0)%	(0.36)	(189.5)%
	$(0.70)	$0.48	$0.08	$(1.18)	NM	$0.40	5X
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.50	$1.03	$0.27	$(0.53)	(51.5)%	$0.76	3X
Diluted earnings (loss) per share - discontinued operations	(1.20)	(0.55)	(0.19)	(0.65)	(118.2)%	(0.36)	(189.5)%
	$(0.70)	$0.48	$0.08	$(1.18)	NM	$0.40	5X

Continuing operations available to A&B common shareholders	$36.9	$75.1	$19.2	$(38.2)	(50.9)%	$55.9	3X
Discontinued operations available to A&B common shareholders	(87.7)	(40.0)	(13.7)	(47.7)	(119.3)%	(26.3)	(192.0)%
Net income (loss) available to A&B common shareholders	$(50.8)	$35.1	$5.5	$(85.9)	NM	$29.6	5X

Funds From Operations ("FFO")[1]	$73.4	$110.0	$58.8	$(36.6)	(33.3)%	$51.2	87.1%
Core FFO[1]	$82.2	$69.5	$55.3	$12.7	18.3%	$14.2	25.7%

FFO per diluted share	$1.01	$1.52	$0.81	$(0.51)	(33.6)%	$0.71	87.7%
Core FFO per diluted share	$1.13	$0.96	$0.76	$0.17	17.7%	$0.20	26.3%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.8	72.6	72.4

[1] For definitions of capitalized terms and a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 37.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.

2022 compared to 2021
The causes of material changes in the consolidated statements of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for 2022 decreased 9.3%, or $23.5 million, to $230.5 million due primarily to lower legacy business activities revenue (primarily McBryde's legacy leasing revenue and energy generation due to its sale in the second quarter of 2022) and lower unimproved property sales revenue from the Company's Land Operations operating segment, partially offset by higher revenues from the Commercial Real Estate segment.

Cost of operations for 2022 decreased 1.5%, or $2.0 million, to $132.9 million, due primarily to a decrease in costs incurred by the Land Operations segment, partially offset by higher costs from the Commercial Real Estate segment.

Selling, general and administrative costs for 2022 decreased 1.9%, or $0.7 million, to $35.9 million primarily due to lower consulting costs in the current year.
Gain (loss) on disposal of assets, net of $54.0 million for 2022 was primarily due to the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai. The $2.9 million gain on disposal of assets, net during 2021, was primarily driven by the sale of residual land on Maui that was part of the Company's Commercial Real Estate segment.
Pension termination loss of $76.9 million in 2022 resulted from the termination of the Defined Benefit Plans and represents the acceleration of deferred charges previously included within Accumulated Other Comprehensive Loss in the Company's balance sheet and the impact of remeasuring the plan assets and obligations at termination.
Income tax benefit (expense) of $18.3 million for 2022, was due primarily to the termination of the Company’s Defined Benefit Plan and the reclassification of the tax effects in accumulated other comprehensive loss upon completion of the termination of the Defined Benefit Plans.
Loss from discontinued operations (net of income taxes) for 2022 increased 118.7%, or $47.0 million, to $86.6 million primarily due to higher impairment charges recorded in 2022. As a result of the Grace Disposal Group's classification as held for sale as of December 31, 2022, the Company measured the disposal group at its fair value less costs to sell and accordingly recorded impairment of $89.8 million in 2022. During 2021, the Company recorded impairment of $26.1 million related to Grace Pacific's paving and roadway solutions operations.

2021 compared to 2020
The causes of material changes in the consolidated statements of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for 2021 increased 33.5%, or $63.7 million, to $254.0 million due primarily to higher revenues from the Land Operations and Commercial Real Estate segments.

Cost of operations for 2021 increased 6.9%, or $8.7 million, to $134.9 million, due primarily to higher costs from the Land Operations segment.

Selling, general and administrative costs for 2021 increased 17.7%, or $5.5 million, to $36.6 million primarily due to higher Corporate overhead costs, partially offset by lower costs incurred in the Land Operations and Commercial Real Estate segments. Corporate overhead costs increased from the prior period primarily due to higher performance-based incentive compensation costs and expenses incurred in 2021 related to the Company's implementation of a new enterprise resource planning system.

Gain (loss) on disposal of assets, net of $2.9 million for 2021 was primarily related to the sale of residual land on Maui that was part of the Company's Commercial Real Estate segment. The $9.4 million gain on disposal of assets, net during 2020, was primarily driven by the consummation of the sale of assets related to the Company's solar power facility in Port Allen on Kauai that was part of the Company's Land Operations segment.

Loss from discontinued operations (net of income taxes) for 2021 increased 180.9%, or $25.5 million, to $39.6 million primarily due to impairment charges of $26.1 million recorded in 2021 related to Grace Pacific's paving and roadway solutions operations. During 2020, the Company recorded impairment of $5.6 million in connection with the disposition of GPRM in the quarter ended June 30, 2020.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results
Results of operations for the years ended December 31, 2022, 2021 and 2020 were as follows:

				2022 vs 2021		2021 vs 2020
(amounts in millions, except percentage data and acres; unaudited)	2022	2021	2020	$	%	$	%
Commercial Real Estate operating revenue	$187.2	$174.1	$151.6	$13.1	7.5%	$22.5	14.8%
Commercial Real Estate operating costs and expenses	(98.7)	(96.0)	(95.6)	(2.7)	(2.8)%	(0.4)	(0.4)%
Selling, general and administrative	(6.8)	(6.5)	(7.5)	(0.3)	(4.6)%	1.0	13.3%
Intersegment operating revenue, net[1]	0.3	0.4	0.4	(0.1)	(25.0)%	—	—%
Pension termination	(0.7)	—	—	(0.7)	—%	—	—%
Interest and other income (expense), net	0.2	0.6	0.9	(0.4)	(66.7)%	(0.3)	(33.3)%
Commercial Real Estate operating profit (loss)	$81.5	$72.6	$49.8	$8.9	12.3%	$22.8	45.8%

Net Operating Income ("NOI")[2]	$117.8	$110.7	$94.3	$7.0	6.3%	$16.4	17.4%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$117.1	$110.5	$91.9	$6.7	6.0%	$18.6	20.2%
Gross Leasable Area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	3.9	—	—%	—	—%
Ground leases (acres at end of period)	140.7	143.4	153.8	(2.7)	(1.9)%	(10.4)	(6.8)%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 37.
2022 compared to 2021
Commercial Real Estate operating revenue increased 7.5% or $13.1 million, to $187.2 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Operating profit increased 12.3%, or $8.9 million, to $81.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in Commercial Real Estate operating revenue and operating profit for the year ended December 31, 2022 was primarily driven by higher base rents and higher recoveries. Operating costs and expenses increased 2.8% or $2.7 million to $98.7 million for the year ended December 31, 2022 as compared to the prior year due primarily to higher utilities and other property operating costs.
2021 compared to 2020
Commercial Real Estate operating revenue increased 14.8% or $22.5 million, to $174.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Operating profit increased 45.8%, or $22.8 million, to $72.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in Commercial Real Estate operating revenue and operating profit for the year ended December 31, 2021, largely reflects improved performance due primarily to lower, net bad debt and cash-basis charges as a result of rent collections and recoveries of previously reserved A/R balances. During the year ended December 31, 2021, the Company recorded reductions to revenue of $4.6 million related to collectability assessments of tenant billings, as compared to $25.4 million for the year ended December 31, 2020. The Commercial Real Estate segment also benefited from the positive impacts to revenue and operating profit of redevelopment/new development projects commencing operations. Operating costs and expenses remained relatively flat, increasing slightly by 0.4% or $0.4 to $96.0 million for the year ended December 31, 2021.

Commercial Real Estate portfolio acquisitions, transfers and dispositions
During the year ended December 31, 2022, the Company transferred the following commercial real estate properties from other segments as follows (dollars in millions):

Transfers
Property	Location	Date (Month/Year)	Purchase Price	GLA (SF)
Maui Lani Industrial	Maui, HI	06/22	N/A1	8,400
[1]Represents an intercompany transaction.
During the year ended December 31, 2022, there were no acquisitions or dispositions of commercial real estate properties.
Leasing activity
In the year ended December 31, 2022, the Company signed 84 new leases and 177 renewal leases for its improved properties across its three asset classes, covering 777,800 square feet of GLA. The 84 new leases consist of 186,200 square feet with an average annual base rent of $24.27 per-square-foot. Of the 84 new leases, 22 leases with a total GLA of 42,000 square feet were considered comparable (i.e., leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 22 leases, resulted in a 8.8% average base rent increase over comparable expiring leases. The 177 renewal leases consist of 591,600 square feet with an average annual base rent of $27.70 per square foot. Of the 177 renewal leases, 124 leases with a total GLA of 469,100 were considered comparable and resulted in a 4.0% average base rent increase over comparable expiring leases.
Leasing activity summarized by asset class for the year ended December 31, 2022, was as follows:

	Year Ended December 31, 2022
	Leases	GLA (SF)	ABR/SF	Rent Spread[1]
Retail	183	504,907	$32.89	3.9%
Industrial	65	251,513	$14.18	5.7%
Office	13	21,357	$34.49	7.7%
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

The Company's improved portfolio occupancy metrics as of December 31, 2022 and 2021, were as follows:

	As of	As of	Basis Point Change
	December 31, 2022	December 31, 2021
Leased Occupancy	95.0%	94.3%	70
Physical Occupancy	94.2%	93.8%	40
Economic Occupancy	93.6%	92.2%	140

Leased Occupancy
	As of	As of
	December 31, 2022	December 31, 2021	Basis Point Change
Retail	93.8%	93.1%	70
Industrial	98.4%	97.0%	140
Office	88.2%	91.5%	(330)
Total Leased Occupancy	95.0%	94.3%	70

Economic Occupancy
	As of	As of
	December 31, 2022	December 31, 2021	Basis Point Change
Retail	91.7%	89.9%	180
Industrial	98.2%	97.0%	120
Office	87.7%	90.0%	(230)
Total Economic Occupancy	93.6%	92.2%	140

Same-Store Leased Occupancy[1]
	As of	As of
	December 31, 2022	December 31, 2021	Basis Point Change
Retail	93.8%	93.1%	70
Industrial	98.3%	96.9%	140
Office	88.2%	91.5%	(330)
Total Same-Store Leased Occupancy	95.0%	94.3%	70

Same-Store Economic Occupancy[1]
	As of	As of
	December 31, 2022	December 31, 2021	Basis Point Change
Retail	91.7%	89.9%	180
Industrial	98.1%	96.9%	120
Office	87.7%	90.0%	(230)
Total Same-Store Economic Occupancy	93.6%	92.1%	150

[1] For a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 37.

Land Operations
Trends, events and uncertainties
The asset class mix of real estate sales in any given period can be diverse and may include developable subdivision lots, undeveloped land or property sold under threat of condemnation. Further, the timing of property or parcel sales can significantly affect operating results in a given period.
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
Financial results
Results of operations for the years ended December 31, 2022, 2021 and 2020, were as follows:

(amounts in millions; unaudited)	2022	2021	2020
Development sales revenue	$8.1	$16.0	$7.9
Unimproved/other property sales revenue	19.9	41.3	9.7
Other operating revenue[1]	15.3	22.6	21.1
Total Land Operations operating revenue	43.3	79.9	38.7
Land Operations operating costs and expenses	(34.2)	(38.9)	(30.6)
Selling, general and administrative	(3.5)	(3.8)	(4.9)
Intersegment operating charges, net[2]	(0.3)	(0.2)	(0.3)
Gain (loss) on disposal of assets, net	54.0	0.1	8.9
Earnings (loss) from joint ventures	1.6	17.9	6.7
Pension termination	(62.2)	—	—
Interest and other income (expense), net	(0.1)	(1.8)	(0.5)
Total Land Operations operating profit (loss)	$(1.4)	$53.2	$18.0

[1] Other operating revenue includes revenue related to trucking, renewable energy and licensing and leasing of non-core legacy agricultural lands.
[2] Intersegment operating charges for Land Operations is primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.

2022: Land Operations revenue of $43.3 million during the year ended December 31, 2022, was primarily driven by sales of six development parcels at Maui Business Park for $8.1 million, as well as unimproved and other land sales on the islands of Kauai and Maui of approximately 1,300 acres for $19.9 million. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of non-core legacy agricultural lands, trucking service, and renewable energy).
During the year ended December 31, 2022, the Company completed the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, which resulted in a gain on disposal of $54.0 million.
Operating costs and expenses for this segment decreased primarily due to lower cost of sales associated with the unimproved and other landholdings and Maui Business Park II lot sales. Additionally, during the year ended December 31, 2022, the segment incurred a settlement charge of $62.2 million in connection with the termination of the Defined Benefit Plans and a $5.0 million impairment charge related to conservation and agriculture zoned land on Oahu.
2021: Land Operations revenue of $79.9 million and operating profit of $53.2 million during the year ended December 31, 2021, were primarily driven by land monetization, including land sales of approximately 1,800 acres on the islands of Maui and Kauai for $41.3 million and nine Maui Business Park II lots for $16.0 million. Additionally, segment operating profit included earnings from joint ventures of $17.9 million, due primarily to the Company's joint venture projects at Kukui'ula.
Operating costs and expenses for this segment increased primarily due to cost of sales associated with the landholdings and Maui Business Park II lot sales, but also included costs and expenses related to the segment's other legacy business activities (e.g., trucking service and renewable energy).
2020: Land Operations revenue of $38.7 million and operating profit of $18.0 million during the year ended December 31, 2020, were primarily driven by land monetization, including the sales of development parcels at Maui Business Park II and unimproved land sales on the islands of Kauai and Maui. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of non-core legacy agricultural lands, trucking service, and renewable energy).
Other notable items within operating profit during the year ended December 31, 2020, included a gain of $8.9 million realized on the sale of the Company's solar power facility in Port Allen and a charge of $6.7 million related to the estimated costs of probable remediation work for reservoirs on Kauai, as well as the impact of a favorable resolution of certain contingent liabilities during the year ended December 31, 2020 related to the sale of agricultural land on Maui in 2018.

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

FFO is presented by the Company as a widely used non-GAAP measure of operating performance for real estate companies. FFO is defined by the National Association of Real Estate Investment Trusts ("Nareit") December 2018 Financial Standards White Paper as follows: net income (loss) available to A&B common shareholders (calculated in accordance with GAAP), excluding (1) depreciation and amortization related to real estate, (2) gains and losses from the sale of certain real estate assets, (3) gains and losses from change in control, (4) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, (5) gains and losses from the sale of assets or businesses that are incidental to CRE, and (6) impairment write-downs of assets that are incidental to CRE.
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

Reconciliations of net income (loss) to FFO and Core FFO for the years ended December 31, 2022, 2021 and 2020, are as follows (in millions):

	2022	2021	2020
Net income (loss) available to A&B common shareholders	$(50.8)	$35.1	$5.5
Depreciation and amortization of commercial real estate properties	36.5	37.7	40.1
Gain on the disposal of commercial real estate properties, net	—	(2.8)	(0.5)
Loss from discontinued operations, net of income taxes	86.6	39.6	14.1
Income (loss) attributable to discontinued noncontrolling interest	1.1	0.4	(0.4)
FFO	$73.4	$110.0	$58.8
Exclude items not related to core business:
Land Operations operating (profit) loss	1.4	(53.2)	(18.0)
Income tax expense (benefit)	(18.3)	—	(0.4)
Pension termination - CRE and Corporate	14.7	—	—
Non-core business interest expense	11.0	12.7	14.9
Core FFO	$82.2	$69.5	$55.3
Reconciliations of Core FFO starting from CRE operating profit for the years ended December 31, 2022, 2021 and 2020, are as follows (in millions):

	2022	2021	2020
CRE Operating Profit	$81.5	$72.6	$49.8
Depreciation and amortization of commercial real estate properties	36.5	37.7	40.1
Corporate and other expense	(39.3)	(27.0)	(19.2)
Core business interest expense	(11.0)	(13.5)	(15.3)
Distributions to participating securities	(0.2)	(0.3)	$(0.1)
Pension termination - CRE and Corporate	14.7	—	$—
Core FFO	$82.2	$69.5	$55.3
Reconciliations of CRE operating profit (loss) to NOI for the years ended December 31, 2022, 2021 and 2020, are as follows (in millions):

	2022	2021	2020
CRE Operating Profit (Loss)	$81.5	$72.6	$49.8
Plus: Depreciation and amortization	36.5	37.7	40.1
Less: Straight-line lease adjustments	(6.3)	(4.4)	1.3
Less: Favorable/(unfavorable) lease amortization	(1.1)	(0.9)	(1.2)
Less: Termination income	(0.1)	(0.2)	(2.3)
Plus: Other (income)/expense, net	0.5	(0.6)	(0.9)
Plus: Selling, general, administrative and other expenses	6.8	6.5	7.5
NOI	117.8	110.7	94.3
Less: NOI from acquisitions and dispositions	(0.7)	(0.2)	(2.4)
Same-Store NOI	$117.1	$110.5	$91.9

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from December 31, 2022) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures (including recent commercial real estate acquisitions and real estate developments); shareholder distributions; and working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of December 31, 2022, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its credit facility will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from December 31, 2022) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
Known contractual obligations
A description of material contractual commitments as of December 31, 2022, is included in Note 8 – Notes Payable and Other Debt, Note 13 – Leases - The Company as a Lessee, and Note 15 – Employee Benefit Plans of the Notes to Consolidated Financial Statements and Part II, Item 8 of this report, and is herein incorporated by reference.
In addition, contractual interest payments for Notes payable and other debt in the short term (i.e., over the next twelve months from December 31, 2022) and long-term (i.e., beyond the next twelve months) is estimated to be $19.8 million and $48.6 million, respectively (includes amounts based on contractual/fixed swap interest rates applied to future principal balances based on repayment schedules for secured and unsecured debt and also estimated interest on the revolving credit facility based on the outstanding balance and the rate in effect as of December 31, 2022).
Total amounts to be spent on contractual non-cancellable purchase obligations (that specifies all significant terms, including fixed or minimum quantities to be purchased, pricing structure and approximate timing of the transaction that are not recorded as liabilities in the consolidated balance sheet) over the next twelve months from December 31, 2022, is $10.1 million; such amounts beyond the next twelve months are not material. The largest of such amounts pertain to the Company's CRE redevelopment project related to Manoa Marketplace (with a target in-service date in the third quarter of 2023) totaling approximately $3.9 million to be spent over the next twelve months.
A description of other commitments, contingencies and off-balance sheet arrangements as of December 31, 2022, is included in Note 10 – Commitments and Contingencies of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, and is herein incorporated by reference.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been operating cash flows from continuing operations, which were $67.2 million for the year ended December 31, 2022, primarily driven by cash generated from the CRE operations (the Company's core business) and monetization of assets within the Land Operations segment. The Company's cash flows from continuing operations provided by operating activities for the year ended December 31, 2022, reflects a decrease of $50.9 million from the prior year amount of $118.1 million, which was largely driven by cash contributions made to and in conjunction with the termination of the Company's Defined Benefit Plans in 2022 and lower cash proceeds from unimproved and development land sales in 2022 as compared to 2021. Cash proceeds from unimproved/other property and development sales decreased by $23.1 million from $49.1 million for the year ended December 31, 2021, to $26.0 million for the year ended December 31, 2022.
The Company's operating income (loss) and cash flows provided by operating activities is generated by its subsidiaries. There are no material restrictions on the ability of the Company's wholly owned subsidiaries to pay dividends or make other distributions to the Company.
The Company's other primary sources of liquidity include its cash and cash equivalents of $33.3 million as of December 31, 2022, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from December 31, 2022), as well as long-term basis. On August 31, 2021, the Company amended the existing $450.0 million committed revolving credit facility ("A&B Revolver"), which increased the total revolving commitments to $500.0 million, extended the term of the facility to August 29, 2025, and includes two six-month extension options. In addition, there were favorable amendments to certain covenants and reductions to the interest rates and fees charged. With respect to the A&B Revolver, as of December 31, 2022, the Company had $12.0 million of borrowings outstanding, $1.1 million letters of credit issued against and $486.9 million of available capacity on such revolving credit facility.
On August 13, 2021, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $150.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of December 31, 2022, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell the shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash provided by investing activities from continuing operations was $51.0 million for the year ended December 31, 2022, as compared to cash provided by investing activities from continuing operations of $104.1 million for the year ended December 31, 2021. The year ended December 31, 2022, included $73.1 million in cash proceeds from disposal of assets, primarily related to the sale of approximately 18,900 acres of agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc.. The year ended December 31, 2021, included cash proceeds from distributions of capital and other receipts from the Company's investments in affiliates, primarily its Kukui`ula joint ventures, of $149.5 million.
Cash used in investing activities is primarily composed of capital expenditures. In the year ended December 31, 2022, the Company had capital expenditures for property, plant and equipment of $21.7 million. As it relates to the CRE segment (i.e., its core business), the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for continuing operations are summarized as follows for the years ended:

(in millions, unaudited)	2022	2021	2020
CRE property acquisitions, development and redevelopment	$6.8	$27.2	$9.7
Building/area improvements (Maintenance Capital Expenditures)	10.7	9.9	6.0
Tenant space improvements (Maintenance Capital Expenditures)	3.9	2.5	3.1
Land Operations and Corporate	0.3	7.6	1.8
Total capital expenditures for continuing operations[1]	$21.7	$47.2	$20.6
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the tables above.

The year ended December 31, 2022, included cash outlays of $21.7 million related to capital expenditures for property, plant and equipment improvements. The year ended December 31, 2021, included cash outlays of $47.2 million, which was largely driven by $30.3 million of capital expenditures for property, plant and equipment improvements, $10.8 million related to the Company's acquisition of two commercial real estate assets using proceeds from the sale of legacy landholdings that qualified for tax-deferral treatment under §1033 of the Internal Revenue Code of 1986, as amended (the "Code"), and $6.2 million for two land operations assets that qualified for tax-deferral treatment under §1031 and §1033 of the Code. See below for further discussion on the Company's use of §1031 and §1033 of the Code.
The Company regularly evaluates investment opportunities, including development-for-hold projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions and other strategic transactions to increase shareholder value. In 2023, the Company expects that its capital expenditures, not including potential commercial real estate acquisitions, will be approximately $50.0 million - $60.0 million. Of this amount, the Company expects to spend approximately $48.0 million - $57.0 million for growth and maintenance capital for the Commercial Real Estate segment and the remaining $2.0 million - $3.0 million for Land Operations and general Corporate purposes. Should investment opportunities in excess of the amounts budgeted arise, the Company believes it has adequate sources of liquidity to fund these investments.
Cash used in financing activities for continuing operations was $126.2 million for the year ended December 31, 2022, a decrease from cash used in financing activities for continuing operations of $205.7 million for the year ended December 31, 2021. Cash used in financing activities is primarily composed of dividend payments and payments of notes payable and other debt, which totaled $57.7 million and $61.2 million during the year ended December 31, 2022, respectively.
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
During the year ended December 31, 2022, the Company completed one transaction that gave rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code.
As of December 31, 2022, there is $0.8 million from tax-deferred sales that are available for use and have not been reinvested under §1031 of the Code. In addition, the Company holds approximately $3.1 million from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code as of December 31, 2022.
Trends, events and uncertainties
General Economic Conditions
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including supply chain constraints, inflationary pressures, travel restrictions, war, natural disasters or effects of climate change, or a prolonged economic downturn, could reduce consumer spending and adversely affect our business. Consumer spending on discretionary goods may also decline as a result of lower consumer confidence levels, higher interest rates or higher fuel costs, even if prevailing economic conditions are otherwise favorable.
Inflationary Trends
During 2022, the U.S. economy experienced the highest rate of inflation in nearly 40 years, which impacted a wide variety of industries and sectors. Inflation increased construction costs, including tenant improvements and capital projects, and operating costs. Many of the Company's leases require tenants to pay an allocable portion of operating expenses, including common area maintenance, real estate taxes and insurance, resulting in a mitigating impact on increased costs and operating expenses due to inflation.

In response to persistent concerns over inflation, the Federal Reserve increased the federal funds rate to 4.50% as of December 31, 2022, up from 0.25% on January 1, 2022, and signaled its intent for additional increases into 2023. The ultimate extent of the impact that inflation will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and discretionary and non-discretionary spending, all of which are highly uncertain and cannot be reasonably predicted.

Critical Accounting Estimates
The Company’s significant accounting policies are described in Note 2 – Significant Accounting Policies of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States, upon which the MD&A is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with certainty and actual results may differ from those critical accounting estimates. These differences could be material.
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
Assets held for sale are carried at the lower of their carrying values or estimated fair values less costs to sell. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value. The estimates of fair value consider matters such as contracts or the results of negotiations with prospective purchasers. These estimates are subject to revision as market conditions, and our assessment of such conditions, change.
During the year ended December 31, 2022, the Company recorded aggregate long-lived asset and finite-lived intangible asset impairment charges of $5.0 million related to its Land Operations segment and included in continuing operations. During the years ended December 31, 2021 and 2020, the Company did not recognize any impairments of long-lived assets or finite-lived intangible assets for assets held and used in continuing operations.
As a result of Grace Pacific and the Maui Quarries classification as held for sale as of December 31, 2022, the Company measured the disposal group at its fair value less costs to sell and accordingly recorded impairment of $89.8 million in 2022. During the year ended December 31, 2021, the Company recorded impairment charges of $26.1 million related to Grace Pacific's paving and roadway solutions operations. During 2020, the Company recorded impairment of $5.6 million in connection with the disposition of GPRM in the quarter ended June 30, 2020.

New Accounting Pronouncements
See Note 2 – Significant Accounting Policies of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, for a full description of the impact of recently issued accounting standards, which is incorporated herein by reference, including the expected dates of adoption and estimated effects on the Company's results of operations and financial condition.

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
As of December 31, 2022, the Company’s fixed-rate debt (after the effects of interest rate swaps), excluding debt premium or discount and debt issuance costs, consisted of $460.4 million in principal term notes and other instruments. As of December 31, 2022, the Company’s variable-rate debt under its revolving credit facilities was $12.0 million. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
The following table summarizes the Company's estimated exposure to interest rate risk over each of the next five years and thereafter based on the expected remaining principal obligation as of the beginning of each period and the related interest rates based on the Company's debt obligations as of December 31, 2022 (dollars in millions):

							Fair Value at
	Expected Remaining Obligation as of Beginning of Year						December 31,
	2023	2024	2025	2026	2027	Thereafter	2022
Liabilities
Fixed-rate debt	$460.4	$425.4	$263.5	$223.1	$153.9	$113.0	$437.4
Average interest rate on remaining fixed-rate principal	4.26%	4.22%	4.23%	4.11%	4.10%	3.90%
Variable-rate debt[1]	$12.0	$12.0	$12.0	$—	$—	$—	$11.8
Average interest rate on remaining variable-rate principal[2]	5.44%	5.44%	5.44%	—%	—%	—%
							Fair Value at
	Expected Remaining Notional as of Beginning of Year						December 31,
	2023	2024	2025	2026	2027	Thereafter	2022
Interest rate swap agreements[3]
Variable to fixed remaining notional and fair value of swap asset (liability)	$54.5	$52.7	$50.9	$49.0	$47.0	$45.0	$5.5
Average pay fixed rate	3.14%	3.14%	3.14%	3.14%	3.14%	3.14%
Average receive variable rate[2]	5.74%	5.74%	5.74%	5.74%	5.74%	5.74%
							Fair Value at
	Expected Remaining Notional as of Beginning of Year						December 31,
	2023	2024	2025	2026	2027	Thereafter	2022
Forward interest rate swap agreements[3]
Variable to fixed remaining notional and fair value of swap asset (liability)	$130.0	$130.0	$130.0	$130.0	$130.0	$130.0	$(2.8)
Average pay fixed rate	—%	—%	4.85%	4.85%	4.85%	4.85%
Average receive variable rate[2]	—%	—%	5.61%	5.61%	5.61%	5.61%

[1] Estimated variable-rate principal is based on the amounts outstanding and the contractual maturity date of the revolving credit facility as of December 31, 2022. Actual principal outstanding may be greater or less than the amounts indicated.

[2] Estimated interest rates on variable-rate debt are determined based on the rate in effect on December 31, 2022. Actual interest rates may be greater or less than the amounts indicated.
[3] Certain of the Company's interest rate derivatives are designated as cash flow hedges with changes in the fair value of the asset or liability recorded to accumulated other comprehensive income. Refer to Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, for further discussion.

As of December 31, 2021, the Company had $532.9 million of fixed-rate debt with weighted average interest rates of 4.1% and no variable-rate debt outstanding, and the aggregate fair value of its interest rate derivatives for variable to fixed interest rate swaps was a liability of $2.2 million.

Also, from time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2022, and December 31, 2021, the amount invested in money market funds was immaterial.
As noted above, recent disruptions in the global economy have contributed to significant volatility in financial markets and both near-term and long-term economic impacts remain uncertain. With respect to exposure to changes in interest rates, the Company will continue to actively monitor the economic situation and its impact on interest rates and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable noncontrolling interest, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Assessment of Held for Sale and Discontinued Operations Classification — Refer to Note 2 – Significant Accounting Policies and Note 23 – Held for Sale and Discontinued Operations to the financial statements

Critical Audit Matter Description

The Company has established a strategy to simplify its business, which includes evaluating options for the eventual monetization of Grace Pacific LLC (“Grace Pacific”) and the Maui quarries. At each reporting period, the Company assesses the held for sale and discontinued operations criteria as it relates to the contemplation of the sale of Grace Pacific and the Maui quarries. This involves significant complexities and judgments in making the accounting treatment determination. There are subjective and complex judgments in the determination of whether Grace Pacific and the Maui quarries meet the criteria to be classified as held for sale, including in the assessment of whether Grace Pacific and the Maui quarries are available for sale in the present condition subject only to terms that are usual and customary for sales of such businesses, whether the sale of Grace Pacific and the Maui quarries is probable and that the transfer of assets will be a completed sale within one year from period end, and whether there is formal approval from the Board of Directors authorizing the sale. For Grace Pacific and the Maui quarries that will be sold or will meet the held for sale criteria, there are also significant judgments in the evaluation of whether the sale of these businesses represent a strategic shift that has a major effect on the Company’s operations and financial results.

We identified the assessment of held for sale and discontinued operations classification for Grace Pacific and the Maui quarries as a critical audit matter because of the significant judgments made in determining whether events have occurred indicating that Grace Pacific and the Maui quarries should be presented as held for sale and discontinued operations. This required a high degree of auditor effort and judgment when performing audit procedures to evaluate whether management appropriately classified the assets, liabilities and operations of Grace Pacific and the Maui quarries.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of held for sale and discontinued operations classification included the following, among others:

•We tested the design and operating effectiveness of the controls established to review compliance with held for sale and discontinued operations criteria.

•We evaluated the Company’s assessment of held for sale and discontinued operations criteria as it relates to Grace Pacific and the Maui quarries by:

–Inquiring of executive officers and key members of management and Board members to obtain an understanding of the plans to sell Grace Pacific and the Maui quarries.

–Assessing the Company’s judgments in determining whether Grace Pacific and the Maui quarries meet the held for sale and discontinued operations criteria through procedures performed including, but not limited to, reviewing minutes from meetings of the Board of Directors and related committees, communications regarding how far along the Company was in the selling process, and consideration of sales of other Grace Pacific entities that have occurred in prior years.

–Comparing the relevant guidance against the Company’s conclusions and testing the completeness and accuracy of information used in the Company’s evaluation.

–Evaluating the accuracy and completeness of the Company’s disclosures.

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
March 1, 2023

We have served as the Company's auditor since 1950.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in millions)

	December 31,
	2022	2021
ASSETS
Real estate investments
Real estate property	$1,598.9	$1,588.2
Accumulated depreciation	(202.3)	(180.5)
Real estate property, net	1,396.6	1,407.7
Real estate developments	59.9	65.0
Investments in real estate joint ventures and partnerships	7.5	8.8
Real estate intangible assets, net	43.6	51.6
Real estate investments, net	1,507.6	1,533.1
Cash and cash equivalents	33.3	65.4
Restricted cash	1.0	1.0
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $2.5 million and $0.8 million as of December 31, 2022 and 2021, respectively	6.1	2.2
Other property, net	2.5	17.9
Operating lease right-of-use assets	5.4	7.0
Goodwill	8.7	8.7
Other receivables, net of allowances of $2.7 million and $2.5 million as of December 31, 2022 and 2021, respectively	6.9	11.6
Prepaid expenses and other assets	89.0	78.2
Assets held for sale	126.8	154.7
Total assets	$1,787.3	$1,879.8

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$472.2	$530.8
Accounts payable	4.5	3.4
Operating lease liabilities	4.9	6.5
Accrued pension and post-retirement benefits	10.1	56.3
Deferred revenue	68.8	68.3
Accrued and other liabilities	102.1	95.2
Liabilities associated with assets held for sale	81.0	45.8
Total liabilities	743.6	806.3
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interest (Note 2)	8.0	6.9
Equity:
Common stock - no par value; authorized, 150.0 million shares; outstanding 72.5 million and 72.5 million shares as of December 31, 2022 and 2021, respectively	1,808.4	1,810.5
Accumulated other comprehensive income (loss)	1.8	(80.7)
Distributions in excess of accumulated earnings	(774.5)	(663.2)
Total A&B shareholders' equity	1,035.7	1,066.6
Total liabilities and equity	$1,787.3	$1,879.8
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Operating Revenue:
Commercial Real Estate	$187.2	$174.1	$151.6
Land Operations	43.3	79.9	38.7
Total operating revenue	230.5	254.0	190.3
Operating Costs and Expenses:
Cost of Commercial Real Estate	98.7	96.0	95.6
Cost of Land Operations	34.2	38.9	30.6
Selling, general and administrative	35.9	36.6	31.1
Total operating costs and expenses	168.8	171.5	157.3
Gain (loss) on disposal of commercial real estate properties, net	—	2.8	0.5
Gain (loss) on disposal of non-core assets, net	54.0	0.1	8.9
Total gain (loss) on disposal of assets, net	54.0	2.9	9.4
Operating Income (Loss)	115.7	85.4	42.4
Other Income and (Expenses):
Income (loss) related to joint ventures	1.6	17.9	6.8
Pension termination	(76.9)	—	—
Interest and other income (expense), net (Note 2)	0.4	(1.7)	(0.1)
Interest expense	(22.0)	(26.2)	(30.2)
Income (Loss) from Continuing Operations Before Income Taxes	18.8	75.4	18.9
Income tax benefit (expense)	18.3	—	0.4
Income (Loss) from Continuing Operations	37.1	75.4	19.3
Income (loss) from discontinued operations, net of income taxes	(86.6)	(39.6)	(14.1)
Net Income (Loss)	(49.5)	35.8	5.2
Loss (income) attributable to discontinued noncontrolling interest	(1.1)	(0.4)	0.4
Net Income (Loss) Attributable to A&B Shareholders	$(50.6)	$35.4	$5.6

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.51	$1.03	$0.27
Discontinued operations available to A&B shareholders	(1.21)	(0.55)	(0.19)
Net income (loss) available to A&B shareholders	$(0.70)	$0.48	$0.08

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.50	$1.03	$0.27
Discontinued operations available to A&B shareholders	(1.20)	(0.55)	(0.19)
Net income (loss) available to A&B shareholders	$(0.70)	$0.48	$0.08

Weighted-Average Number of Shares Outstanding:
Basic	72.6	72.5	72.3
Diluted	72.8	72.6	72.4

Amounts Available to A&B Common Shareholders (Note 17):
Continuing operations available to A&B common shareholders	$36.9	$75.1	$19.2
Discontinued operations available to A&B common shareholders	(87.7)	(40.0)	(13.7)
Net income (loss) available to A&B common shareholders	$(50.8)	$35.1	$5.5
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions)

	Year Ended December 31,
	2022	2021	2020
Net Income (Loss)	$(49.5)	$35.8	$5.2
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	4.9	2.3	(6.9)
Realized interest rate hedging gain (loss)	(0.5)	—	—
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	0.5	1.6	1.0
Employee benefit plans:
Actuarial gain (loss)	17.0	(27.4)	(7.7)
Amortization of net loss included in net periodic benefit cost	1.9	2.8	2.5
Prior service cost	—	—	(0.1)
Amortization of prior service credit included in net periodic benefit cost	0.1	—	—
Pension termination	76.9	—	—
Income taxes related to other comprehensive income (loss)	(18.3)	—	—
Other comprehensive income (loss), net of tax	82.5	(20.7)	(11.2)
Comprehensive Income (Loss)	33.0	15.1	(6.0)
Comprehensive (income) loss attributable to discontinued noncontrolling interest	(1.1)	(0.4)	0.4
Comprehensive Income (Loss) Attributable to A&B Shareholders	$31.9	$14.7	$(5.6)
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(49.5)	$35.8	$5.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss (income) from discontinued operations	86.6	39.6	14.1
Depreciation and amortization	38.0	39.6	42.5
Income tax benefit related to pension termination and other, net	(18.1)	—	—
Loss (gain) from disposals and asset transactions, net	(54.0)	(2.9)	(9.3)
Impairment of assets	5.0	—	—
Share-based compensation expense	4.9	5.9	5.8
Equity in (income) loss from affiliates, net of operating cash distributions	(0.9)	(9.0)	(5.6)
Pension termination	76.9	—	—
Changes in operating assets and liabilities:
Trade and other receivables	(3.9)	3.9	(2.9)
Inventories	0.1	(0.2)	—
Prepaid expenses, income tax receivable and other assets	(1.8)	(4.7)	13.8
Development/other property inventory	10.5	8.7	3.6
Accrued pension and post-retirement benefits	(27.1)	(3.0)	2.7
Accounts payable	0.8	(0.5)	(4.5)
Accrued and other liabilities	(0.3)	4.9	(10.4)
Operating cash flows from continuing operations	67.2	118.1	55.0
Operating cash flows from discontinued operations	(33.2)	6.1	8.1
Net cash provided by (used in) operations	34.0	124.2	63.1

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	—	(16.9)	—
Capital expenditures for property, plant and equipment	(21.7)	(30.3)	(20.6)
Proceeds from disposal of assets	73.1	3.0	22.9
Payments for purchases of investments in affiliates and other investments	(0.5)	(1.2)	(1.0)
Distributions of capital and other receipts from investments in affiliates and other investments	0.1	149.5	11.0
Investing cash flows from continuing operations	51.0	104.1	12.3
Investing cash flows from discontinued operations	(6.4)	(7.6)	(0.3)
Net cash provided by (used in) investing activities	44.6	96.5	12.0

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	—	131.0	173.0
Payments of notes payable and other debt and deferred financing costs	(23.2)	(288.8)	(181.7)
Borrowings (payments) on line-of-credit agreement, net	(38.0)	—	(8.7)
Cash dividends paid	(57.7)	(46.6)	(13.8)
Repurchases of common stock and other payments	(7.3)	(1.3)	(0.6)
Financing cash flows from continuing operations	(126.2)	(205.7)	(31.8)
Financing cash flows from discontinued operations	11.0	(1.4)	(1.3)
Net cash provided by (used in) financing activities	(115.2)	(207.1)	(33.1)

Cash, Cash Equivalents, Restricted Cash, and Cash included in Assets Held for Sale
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash included in assets held for sale	(36.6)	13.6	42.0
Balance, beginning of period	71.0	57.4	15.4
Balance, end of period	$34.4	$71.0	$57.4

	Year Ended December 31,
	2022	2021	2020
Other Cash Flow Information:
Interest paid, net of capitalized interest	$(21.4)	$(25.3)	$(28.9)
Income tax (payments)/refunds, net	$1.0	$0.5	$0.5

Noncash Investing and Financing Activities from continuing operations:
Capital expenditures included in accounts payable and accrued and other liabilities	$0.3	$1.5	$2.7
Operating lease liabilities arising from obtaining ROU assets	$0.7	$—	$—
Finance lease liabilities arising from obtaining ROU assets	$2.6	$—	$—
Dividends declared but unpaid at end of period	$16.3	$13.4	$10.9
Escrow receivable from disposal of assets	$0.9	$—	$—

Noncash Investing and Financing Activities from discontinued operations:
Capital expenditures included in accounts payable and accrued and other liabilities	$0.1	$0.1	$0.2
Operating lease liabilities arising from obtaining ROU assets	$20.2	$5.5	$0.4
Finance lease liabilities arising from obtaining ROU assets	$1.1	$0.1	$0.9

Reconciliation of cash, cash equivalents, restricted cash, and cash included in assets held for sale:
Beginning of the period:
Cash and cash equivalents	$65.4	$54.9	$15.2
Restricted cash	1.0	0.2	0.2
Cash included in assets held for sale	4.6	2.3	—
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$71.0	$57.4	$15.4

End of the period:
Cash and cash equivalents	$33.3	$65.4	$54.9
Restricted cash	1.0	1.0	0.2
Cash included in assets held for sale	0.1	4.6	2.3
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$34.4	$71.0	$57.4
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(amounts in millions, except per share data)

	Total Equity
	Common Stock		Accumulated Other Compre- hensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Non-Controlling Interest	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2020	72.3	$1,800.1	$(48.8)	$(626.2)	$3.6	$1,128.7	$6.3
Cumulative impact of adoption of ASC 326	—	—	—	(4.0)	(0.1)	(4.1)	—
Net income (loss)	—	—	—	5.6	(0.6)	5.0	0.2
Other comprehensive income (loss), net of tax	—	—	(11.2)	—	—	(11.2)	—
Dividend on common stock ($0.34 per share)	—	—	—	(24.7)	—	(24.7)	—
Disposal of subsidiary	—	—	—	—	(2.9)	(2.9)	—
Share-based compensation	—	5.8	—	—	—	5.8	—
Shares issued (repurchased), net	0.1	(0.4)	—	(0.1)	—	(0.5)	—
Balance, December 31, 2020	72.4	$1,805.5	$(60.0)	$(649.4)	$—	$1,096.1	$6.5

Net income (loss)	—	—	—	35.4	—	35.4	0.4
Other comprehensive income (loss), net of tax	—	—	(20.7)	—	—	(20.7)	—
Dividend on common stock ($0.67 per share)	—	—	—	(49.2)	—	(49.2)	—
Share-based compensation	—	5.9	—	—	—	5.9	—
Shares issued (repurchased), net	0.1	(0.9)	—	—	—	(0.9)	—
Balance, December 31, 2021	72.5	$1,810.5	$(80.7)	$(663.2)	$—	$1,066.6	$6.9

Net income (loss)	—	—	—	(50.6)	—	(50.6)	1.1
Other comprehensive income (loss), net of tax	—	—	82.5	—	—	82.5	—
Dividend on common stock ($0.83 per share)	—	—	—	(60.8)	—	(60.8)	—
Share-based compensation	—	4.9	—	—	—	4.9	—
Shares issued (repurchased), net	—	(7.0)	—	0.1	—	(6.9)	—
Balance, December 31, 2022	72.5	$1,808.4	$1.8	$(774.5)	$—	$1,035.7	$8.0
See Notes to Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Consolidated Financial Statements
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. As of December 31, 2022, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, 12 industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area; it also owns a portfolio of ground leases in Hawai‘i representing 140.7 acres as of December 31, 2022.
The Company operates in two segments: Commercial Real Estate and Land Operations. A description of each of the Company's reportable segments is as follows:
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
•Land Operations - This segment includes the Company's legacy landholdings, assets, and liabilities that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, joint ventures, and other legacy business activities.
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
A controlling financial interest in an entity may be established (i) through the Company holding a majority voting interest or (ii) if the Company is the primary beneficiary of an entity that qualifies as a variable interest entity ("VIE"), as defined in the Codification. The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a VIE. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company reevaluates whether an entity is a VIE as needed (i.e., when assessing reconsideration events that result in changes in the factors mentioned above) as part of determining if the consolidation or equity method treatment remains appropriate. As of December 31, 2022, the Company had an interest in various unconsolidated joint ventures that the Company accounts for using the equity method. Other than the obligations described in Note 10 – Commitments and Contingencies, obligations of the

Company's joint ventures do not have recourse to the Company and the Company's maximum exposure is limited to its investment.
Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: (i) asset impairments, including intangible assets and goodwill, (ii) litigation and contingencies, (iii) revenue recognition for long-term real estate developments, (iv) pension and postretirement estimates, and (v) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.
Rounding: Amounts in the consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
Discontinued Operations: In December 2022, in connection with the evaluation of strategic alternatives to monetize and dispose of Grace Pacific, the Company's Board of Directors authorized Management to complete a sale of Grace Pacific and the Company-owned quarry land on Maui (collectively, the “Grace Disposal Group”). As of December 31, 2022, the Company concluded that the plan to dispose of the Grace Disposal Group met the criteria for classification as held for sale and discontinued operations. Accordingly, the assets and liabilities associated with the Grace Disposal Group have been classified as held for sale in the consolidated balance sheets, its financial results have been classified as discontinued operations in the consolidated statements of operations and cash flows for all periods presented. Refer to Note 23 – Held for Sale and Discontinued Operations for additional information. All footnotes exclude discontinued operations unless otherwise noted.
Segment Reclassifications: The Company continually monitors its reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. During the fourth quarter of 2022, the Company progressed on its simplification efforts related to the divestiture of its materials & construction business. The Grace Disposal Group, which was reclassified as held for sale and discontinued operations for all periods presented, made up the majority of activity in the Company’s former Materials and Construction ("M&C") segment. Accordingly, the former M&C segment has been eliminated and the segment information presented herein excludes the results of the Grace Disposal Group for all periods presented. As a result of this strategic shift, the chief operating decision maker began reviewing all investments in unconsolidated affiliates together within the Land Operations segment. This change resulted in a reorganization to present the income (loss) related to one joint venture which historically was included in the results of the former M&C segment to now be included in the results of the Land Operations segment. The segment disclosures in this filing have been recast to reflect these changes and therefore differ from prior period quarterly and annual filings to conform to the current year presentation. Refer to Note 20 – Segment Results for additional information.
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
Acquisitions of real estate properties: Acquisitions of real estate properties are evaluated to determine if they should be accounted for as asset acquisitions or business combinations (under current guidance, acquisitions of real estate properties are generally considered asset acquisitions). Under asset acquisition accounting, the Company estimates the fair value of acquired tangible assets (e.g., land, buildings and tenant improvements), identifiable intangible assets (e.g., in-place leases and favorable leases) and liabilities (e.g., unfavorable leases and assumed debt) based on an evaluation of available information at the date of the acquisition. Based on these estimates, the purchase consideration is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the purchase consideration. Upon the closing of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill.
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
Values for favorable leases acquired and unfavorable leases assumed are estimated based on the present value (using a discount rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining term of the lease for favorable leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for unfavorable leases. The assets recognized and liabilities assumed are amortized to revenue over the related lease term plus fixed-rate renewal options, as appropriate.
The purchase price is further allocated to in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of the acquired lease portfolio and the Company's overall relationship with the anchor tenants. Such amounts are amortized to expense over the remaining initial lease term (and expected renewal periods for tenant relationships).
Real estate developments: Real estate developments represent certain costs capitalized and presented in the Land Operations segment that relate to (i) active real estate development projects and other land intended for sale or (ii) potential future real estate development projects intended for lease that would be part of future CRE segment operations. For potential future real estate development projects intended for lease, when management with the relevant authority has approved expenditures for activities clearly associated with the development and construction of a CRE segment project, the capitalized costs associated with such project (e.g., historical cost of land) will be included in Real estate property, net in the accompanying consolidated balance sheets.
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
Other property, net: Other property, net represents all other long-lived physical assets other than those presented in Real estate property, net and Real estate developments. The balance primarily consists of corporate long-lived physical assets and Land Operations long-lived physical assets that are used in other Land Operations activities and are not included in Real estate property, net or Real estate developments in the accompanying consolidated balance sheets. Other property, net is stated at cost, net of accumulated depreciation. Expenditures for major renewals and betterments are capitalized. Replacements, maintenance and repairs that do not improve or extend asset lives are expensed as incurred.

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
Other intangible assets are included in Prepaid expenses and other assets in the accompanying consolidated balance sheets and are generally related to software capitalized for internal use.
Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value.
Restricted Cash: The Company's historical restricted cash balances have been primarily composed of proceeds from §1031 of the Internal Revenue Code of 1986, as amended (the "Code") tax-deferred sales held in escrow pending future use in acquisitions of replacement real estate assets (if within the required time period). As of December 31, 2022 and 2021, there were $0.8 million of available proceeds from Code §1031 tax-deferred sales in the restricted cash balance.
Allowance for Credit Losses: The Company estimates its allowance for credit losses for financial assets within the scope of ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"), at portfolio levels which include the CRE segment and the Land Operations segment. Within these portfolio levels, the Company develops expected credit loss estimates by security type (which may include financing receivables or contract assets recognized in contracts with customers) by factoring historical loss information; information on both current conditions and reasonable and supportable forecasts of future conditions that may not be reflected in historical loss information; and other relevant credit quality information for the respective securities. As part of this process, the Company analyzes relevant information on a collective (pool) basis for securities with similar risk characteristics or separately on an individual basis when a financial asset does not share risk characteristics with other financial assets.
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
Inventories: Inventories related to trucking services within the Land Operations segment are stated at the lower of cost (principally average cost, first-in, first-out basis) or net realizable value. As of December 31, 2022 and 2021, inventories consisted of parts, materials, and supplies and were $0.4 million and $0.5 million, respectively.

Goodwill: The Company reviews goodwill for impairment at the reporting unit level annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The goodwill impairment test estimates the fair value of a reporting unit using an income approach that is based on a discounted cash flow analysis. The discounted cash flow approach relies on a number of assumptions, including future macroeconomic conditions, market factors specific to the reporting unit, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time and a discount rate that considers the risks related to the amount and timing of the cash flows, among others. The Company classified these fair value measurements as Level 3. If the results of the Company's test indicates that a reporting unit's estimated fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
The Company's goodwill balance as of December 31, 2022 and 2021, was $8.7 million and is attributable to the CRE reporting unit, which is also a reportable segment. There is no goodwill related to the Land Operations reporting unit, which is also a reportable segment.
Assets and Liabilities Held for Sale: Assets and liabilities to be disposed of by sale ("disposal groups") are reclassified into Assets held for sale and Liabilities associated with assets held for sale on our consolidated balance sheets. The reclassification occurs when all the held for sale criteria have been met. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value. Assets and liabilities as of December 31, 2022 and 2021, associated with the Grace Disposal Group were reclassified as held for sale in the consolidated balance sheets for all periods presented. The Grace Disposal Group includes financing leases that are secured by the associated leased heavy equipment and a revolving credit facility maintained by GLP Asphalt, a consolidated joint venture that is part of the Grace Disposal Group. The credit facility is collateralized by GLP Asphalt inventory and accounts receivable, and can only be used to finance GLP Asphalt working capital needs, including, the purchase of liquid asphalt. The Company does not expect the revolving credit facility to represent an obligation of the Company upon completion of a sale. Liabilities related to the cessation of sugar operations are presented within Accrued and other liabilities in the consolidated balance sheets.
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
Noncontrolling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control at other than fair value are classified as mezzanine equity, outside of equity and liabilities. Such amounts are adjusted at each reporting date to the higher of (1) the amount resulting from the initial carrying amount, increased or decreased for cumulative amounts of the noncontrolling interest holder's share of net income or loss, share of other comprehensive income or loss and dividends and (2) the redemption value on each annual balance sheet date. The resulting changes in the carrying value, increases or decreases, are recorded with corresponding adjustments against earnings surplus or, in the absence of earnings surplus, common stock.
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
Revenue Recognition and Leases - The Company as a Lessor: Sources of revenue for the Company primarily include commercial property rentals, sales of real estate and real estate development projects. The Company generates revenue from its two distinct segments:
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
Accounts receivable related to leases are regularly evaluated for collectability, considering factors including, but not limited to, the credit quality of the customer, historical trends of the customer, and changes in customer payment terms. Upon determination that the collectability of a customer receivable is not probable, the Company will reverse the receivable and any accrued straight-line receivable and record a corresponding reduction of revenue previously recognized. Subsequent revenue is recorded on a cash basis until collectability on related billings becomes probable. Upon determination that portions of a tenant's receivables are not probable of collection (e.g., due to current conditions impacting specific amounts), the Company will record an allowance for doubtful accounts for the recorded operating lease receivable and record a corresponding adjustment of revenue previously recognized.
In April 2020, the FASB staff issued a question-and-answer document focusing on lease concessions related to the effects of the 2019 coronavirus ("COVID-19") and the application of lease accounting guidance related to modifications (the "Lease Modification Q&A"). See Note 12 – Leases - The Company as a Lessor for further discussion on the impact of applicable rent relief provided beginning in the quarter ended June 30, 2020 under the Lease Modification Q&A. As of December 31, 2022, the Company no longer provides COVID-19 lease concessions.
Land Operations: Revenues from sales of real estate are recognized at the point in time when control of the underlying goods is transferred to the customer and the payment is due (generally on the closing date). For certain development projects, the Company will use a percentage of completion for revenue recognition. Under this method, the amount of revenue recognized is based on the development costs that have been incurred throughout the reporting period as a percentage of total expected development costs associated with the development project. In evaluating the expected development costs associated with a development project, significant estimates and considerable judgments by management are involved.
The Company deems its contract prices reflective of the standalone selling prices of the underlying goods and services since the contracts are required to go through a competitive bidding process.
On a consolidated basis, in addition to disclosing amounts recorded as contract assets or contract liabilities in its consolidated balance sheets, the Company discloses information about the amount of contract consideration allocated to either wholly unsatisfied or partially satisfied performance obligations (see Note 11 – Revenue and Contract Balances). Related to this disclosure, the Company has elected to not disclose information about the amount of contract consideration allocated to remaining performance obligations for certain contracts that have original expected durations of one year or less. This may occur with contracts for sales of real estate that are executed as of the end of the period with control of the underlying assets to be transferred to the customer subsequent to the end of the period. The closing date of such transactions will generally occur within one year or less of the contract execution date.
Leases - The Company as Lessee: The Company determines if an arrangement is a lease at inception by considering whether that arrangement conveys the right to use an identified asset for a period of time in exchange for consideration. Operating leases are included in Operating lease right-of-use assets ("ROU assets") and Operating lease liabilities ("lease liabilities") in the Company's consolidated balance sheets. ROU assets and lease liabilities related to finance leases are included in Real estate property, net and Notes payable and other debt, respectively, in the Company's consolidated balance sheets.
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
Impairment of Long-Lived Assets Held and Used and Finite-Lived Intangible Assets: Long-lived assets held and used, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. In evaluating the fair value of long-lived asset groups, significant estimates and considerable judgments are involved. These long-lived asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, the cash flow projection period, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets and ongoing costs of maintenance and improvements of the assets, appropriate discount rates based on the perceived risks, and thus, the accounting estimates may change from period to period. Refer to Note 7 – Fair Value Measurements for further discussion.
Impairment of Investments in Affiliates: The Company's investments in affiliates that are accounted for under the equity method are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is believed to be other-than-temporary. Refer to Note 7 – Fair Value Measurements for further discussion.
Share-Based Compensation: The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 14 – Share-based Payment Awards.
Employee Benefit Plans: The Company provides a wide range of benefits to existing employees and retired employees, including single-employer defined benefit plans, postretirement, defined contribution plans, post-employment and health care benefits. The Company records amounts relating to these plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost rate trends. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current economic conditions and trends. The Company believes that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 15 – Employee Benefit Plans, are reasonable based on its experience and on advice from its independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations.
Interest and other income (expense), net for the years ended December 31, 2022, 2021 and 2020, included the following (in millions):

	2022	2021	2020
Pension and post-retirement benefit (expense)	$(0.6)	$(3.0)	$(2.6)
Interest income	0.3	1.0	1.6
Other income (expense), net	0.7	0.3	0.9
Interest and other income (expense), net	$0.4	$(1.7)	$(0.1)
Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the accompanying consolidated statements of operations. Refer to Note 16 – Income Taxes for further discussion.
Discontinued Operations: The Company reports disposal groups as discontinued operations in the consolidated statements of operations when the criteria are met. The Company’s loss from discontinued operations for the years ended December 31, 2022, 2021 and 2020, included revenues and expenses associated with the Grace Disposal Group in addition to expenses associated with the resolution of liabilities from the Company’s former sugar operations. The results of operations are presented as discontinued operations in the consolidated statements of operations.

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

Recently issued accounting pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform, establishing ASC Topic 848, and amended the standard thereafter through ASU No. 2021-01 and ASU No. 2022-06 (collectively, "ASC 848"). ASC 848 provides optional practical expedients and exceptions related to the impacts of reference rate reform that affect certain debt, leases, derivatives and other contracts if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. Reference rate reform has not had a material impact on any of the Company's existing contracts, therefore, the Company has not elected to apply any of the optional practical expedients and exceptions under ASC 848 as of the current date. The Company will assess future changes in its contracts and the impact of electing to apply the optional practical expedients and exceptions provided by ASC 848 as they occur, but does not expect their application will have a material effect on its financial position or results of operations.
3.     Real Estate Property, Net and Other Property, Net
Real estate property, net as of December 31, 2022 and 2021, includes the following (in millions):

	2022	2021
Land	$780.0	$784.9
Buildings	719.6	709.4
Other property improvements	99.3	93.9
Subtotal	1,598.9	1,588.2
Accumulated depreciation	(202.3)	(180.5)
Real estate property, net	$1,396.6	$1,407.7
Other property, net, as of December 31, 2022 and 2021, was as follows (in millions):

	2022	2021
Land	$0.2	$0.3
Buildings	6.4	6.3
Machinery and equipment	4.4	8.3
Water, power and sewer systems	0.5	21.0
Other property improvements	—	1.5
Subtotal	11.5	37.4
Accumulated depreciation	(9.0)	(19.5)
Other property, net	$2.5	$17.9
As noted in Note 2 – Significant Accounting Policies, the Company may capitalize a portion of interest costs incurred to long-lived assets for developments, major redevelopments and other projects that meet certain criteria. Total interest costs incurred were $22.5 million, $26.5 million, and $30.5 million in 2022, 2021 and 2020, respectively. Capitalized interest costs related to development activities were $0.5 million, $0.3 million, and $0.3 million in 2022, 2021 and 2020, respectively.
Depreciation expense for the years ended December 31, 2022, 2021 and 2020, was $29.4 million, $29.2 million and $29.9 million, respectively.
4.    Acquisitions and Intangible Assets, Net
Acquisitions in 2022
The Company did not execute any commercial real estate asset acquisitions during the year ended December 31, 2022.

Acquisitions in 2021
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
Intangible assets, net
Real estate intangible assets, net and other intangible assets included in Prepaid expenses and other assets as of December 31, 2022 and 2021 were as follows (in millions):

	2022	2021
In-place leases	$75.0	$124.8
Favorable leases	15.2	29.0
Accumulated amortization of in-place leases	(38.8)	(81.9)
Accumulated amortization of favorable leases	(7.8)	(20.3)
Real estate intangible assets, net	$43.6	$51.6

Other intangible assets	$0.6	$3.2
Accumulated amortization of other intangible assets	(0.6)	(3.2)
Other intangible assets, net	$—	$—
Total intangible asset amortization expense was $8.1 million, $10.7 million, and $13.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated Amortization
2023	$7.1
2024	5.8
2025	5.4
2026	3.8
2027	3.6
5.     Investments in Affiliates
The Company's investments in affiliates consist principally of equity investments in limited liability companies that operate or develop real estate and joint ventures that engage in materials-related activities and renewable energy. The Company does not have a controlling financial interest, but has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. Operating results presented in the Company's consolidated statements of operations include the Company's proportionate share of net income (loss) from its equity method investments.
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

The Company’s carrying value of investments in affiliates totaled $36.9 million and $35.7 million as of December 31, 2022 and 2021, respectively. The amounts of the Company’s investment as of December 31, 2022 and 2021 that represent undistributed earnings of investments in affiliates was approximately $5.6 million and $2.9 million, respectively. Dividends and distributions from unconsolidated affiliates totaled $0.8 million in 2022, $148.6 million in 2021, and $6.1 million in 2020. During the three years ended December 31, 2022, 2021 and 2020, Income (loss) related to joint ventures was $1.6 million, $17.9 million and $6.8 million, respectively, and return on investment operating cash distributions was $0.7 million, $8.9 million and $1.2 million, respectively.
A summary of combined assets and liabilities reported by such entities accounted for by the equity method as of December 31, 2022 and 2021, were as follows (in millions):

	2022	2021
Current assets	$56.5	$65.2
Non-current assets	240.0	203.5
Total assets	$296.5	$268.7

Current liabilities	$26.3	$25
Non-current liabilities	121.1	88.3
Total liabilities	$147.4	$113.3

A summary of combined operating results reported by such entities accounted for by the equity method for each of the years ended December 31, 2022, 2021 and 2020, were as follows (in millions):

	2022	2021	2020
Revenues	$130.0	$231.1	$164.2
Operating costs and expenses	118.4	204.1	137.0
Gross Profit (Loss)	$11.6	$27.0	$27.2
Income (Loss) from Continuing Operations[1]	$1.6	$(287.9)	$15.3
Net Income (Loss)[1]	$1.3	$(288.1)	$14.9
[1]Includes earnings from equity method investments held by the investee.
Investments in affiliates net income (loss) for the year ended December 31, 2021, was primarily related to the net loss incurred by the joint venture as a result of the aforementioned Kukui`ula transaction in which the carrying value of the net assets sold exceeded the net sales proceeds. In connection with the Kukui`ula transaction, the Company recognized income related to joint ventures of $5.5 million during the fourth quarter of 2021, reflecting a basis difference that was derived from an other-than-temporary impairment charge of $186.8 million recorded by the Company in the fourth quarter of 2018.
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

The following table presents the balances and activity (including reclassifications) in the various allowance and reserve accounts related to the Company's accounts receivable and financial assets for the three years ended December 31, 2022, 2021 and 2020, (in millions):

	Balance at beginning of year	Impact of adoption of ASC 326[1]	Impact of adoption of ASC 326[2]	Additions/(Reductions)[3]	Deductions or other[4]	Balance at end of year
Year ended December 31, 2022
Deducted from assets
Reserve for cash basis tenants	$11.1	$—	$—	$(1.2)	$(3.0)	$6.9
Allowance for doubtful accounts	$0.8	—	—	0.2	1.4	$2.4
Allowance for credit losses - financing receivables	$2.5	—	—	0.2	—	$2.7

Year ended December 31, 2021
Deducted from assets
Reserve for cash basis tenants	$12.7	$—	$—	$(1.3)	$(0.3)	$11.1
Allowance for doubtful accounts	$2.6	—	—	(1.7)	(0.1)	$0.8
Allowance for credit losses - financing receivables	$3.9	—	—	(1.4)	—	$2.5

Year ended December 31, 2020
Deducted from assets
Reserve for cash basis tenants	$0.9	—	—	10.6	1.2	$12.7
Allowance for doubtful accounts	$0.6	(0.3)	—	3.6	(1.3)	$2.6
Allowance for credit losses - financing receivables	$—	1.6	2.7	(0.4)	—	$3.9
Loans allowance	$1.6	(1.6)	—	—	—	$—
Other reserves	$0.4	—	—	—	(0.4)	$—
1 Reclassifications from other reserves or allowances that fall into the scope of ASC 326.
2 Impact of adoption of ASC 326 recorded against total equity.
3 Net provisions charged against income.
4 Write-offs or other activity (e.g., reclassifications for movement of allowances to cash basis reserves).
Refer to Note 12 – Leases - The Company as a Lessor for discussion on current period charges related to the Company's assessment of collectability on amounts due under leases. Note that under ASC 842, such charges and reserve activity reflect a reversal of the revenue and receivable balance originally recorded.
The allowance for credit losses for financing receivables at December 31, 2022, related to two assets that originated as part of transactions in the Land Operations segment. The credit quality of the Company's financing receivables is monitored each reporting period on an individual asset basis using specific information on the counterparties in these transactions. The first originated in 2008 and had an amortized cost basis of $1.6 million as of December 31, 2022 and 2021. Based on individual credit quality indicators of the counterparty as of December 31, 2022 and 2021, the most likely outcome of expected cash flows for the asset in a range of possible outcomes (i.e., the single best estimate) was zero and, as a result, the Company recorded a full allowance for credit losses for the financing receivable as of December 31, 2022 and 2021. The second financing receivable within Land Operations was generated in 2017 and had an amortized cost basis of $2.5 million and $2.8 million as of December 31, 2022 and 2021, respectively. This financing receivable was evaluated based on the credit quality indicators of the counterparty (as well as reasonable and supportable forecasts of future conditions that are relevant to determining the expected collectability of the receivable) as of December 31, 2022 and 2021, and the estimated allowance for credit losses was calculated using a discounted cash flow approach.
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

7.    Fair Value Measurements
Recurring Fair Value Measurements
The Company records its interest rate swaps at fair value. The fair values of the Company's interest rate swaps are classified as Level 2 measurements in the fair value hierarchy and are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs (refer to Note 9 – Derivative Instruments for fair value information regarding the Company's derivative instruments).
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of December 31, 2022 and 2021, (in millions):

		Fair Value Measurements at
		December 31, 2022
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$5.5	$—	$5.5	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(2.8)	$—	$(2.8)	$—

		Fair Value Measurements at
		December 31, 2021
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(2.2)	$—	$(2.2)	$—
Non-Recurring Fair Value
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment is discussed in Note 2 – Significant Accounting Policies.
Impairment of Long-lived Assets Held and Used and Finite-Lived Intangible Assets: During the year ended December 31, 2022, the Company recognized an impairment charge of $5.0 million related to parcels of conservation and agriculture zoned land on Oahu. During the year ended December 31, 2021, the Company recorded impairment charges of $26.1 million related to Grace Pacific's paving and roadway solutions operations, which included $1.8 million related to goodwill impairment of one reporting unit, GPRS (primarily consisting of Grace Pacific’s roadway and maintenance solutions operations). The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates, and management assumptions.
Impairment of Assets Held for Sale: As a result of Grace Pacific and the Maui Quarries classification as held for sale as of December 31, 2022, the Company measured the disposal group at its fair value less costs to sell and accordingly recorded impairment of $89.8 million for the three and twelve months ended December 31, 2022. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates, and management assumptions.
Impairment of Investments in Unconsolidated Affiliate: The Company's investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is believed to be other-than-temporary. Significant estimates that are highly subjective and with considerable judgment are involved, including the Company's current and future evaluation of general economic and market conditions, estimates regarding the timing and amount of future cash flows, including revenue, and cost of sales, and appropriate discount rates based on the perceived risks, among others. Changes in these and other assumptions could affect the fair value of the unconsolidated affiliate. The Company classifies these fair value measurements as Level 3.
During the year ended December 31, 2022, the Company did not recognize any impairments of its investments in affiliates. During the year ended December 31, 2021, the Company determined that its investment in Maui Paving was other-than-temporarily impaired due to lower paving volumes and persisting, competitive market pressures that negatively affect sales and margins. As a result, the Company estimated the fair value of its investment in Maui Paving using a discounted cash flow model and recorded a non-cash, other-than-temporary impairment of $2.9 million.
The following tables present quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and assets held for sale, net for the years ended December 31, 2022 and 2021, (in millions):

				Quantitative Information about Level 3 Fair Value Measurements
	Effective Date	Fair Value	Impairment Loss	Valuation Technique/ Unobservable Inputs	Weighted Average Discount Rate
2022
Assets held for sale, net[1,2]	December 31, 2022	$50.0	$89.8	Indicative bids	N/A
Long-lived assets[3]	December 31, 2022	—	5.0	Discounted cash flows	16%
				Market comparables	N/A
Total		$50.0	$94.8

2021
Long-lived assets[1]	December 31, 2021	$27.3	$24.3	Discounted cash flows	13%
Goodwill[1]	December 31, 2021	—	1.8	N/A	N/A
Investment in unconsolidated affiliate[1]	December 31, 2021	2.1	2.9	Discounted cash flows	13%
Total		$29.4	$29.0

[1] Assets or liabilities are presented in Assets held for sale or Liabilities associated with assets held for sale, respectively, in the Consolidated Balance Sheets. Impairment loss is presented in Income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations.

[2] Assets held for sale of $126.8 million, net of liabilities associated with assets held for sale of $81.0 million, and excluding estimated selling costs of $4.2 million.
[3] Included in Real estate property in the Consolidated Balance Sheets. Impairment loss is presented in Cost of Land Operations in the Consolidated Statements of Operations.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts and notes receivable, net and notes payable and other debt. The fair value of the Company's cash and cash equivalents, restricted cash, accounts receivable, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments, which is classified as Level 1 measurement in the fair value hierarchy.

The fair value of the Company's notes receivable approximated the carrying amount of $1.9 million and $8.4 million as of December 31, 2022 and 2021. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.
At December 31, 2022, the carrying amount of the Company's notes payable and other debt was $472.2 million and the corresponding fair value was $449.2 million. At December 31, 2021, the carrying amount of the Company's notes payable and other debt was $530.8 million and the corresponding fair value was $554.7 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.

8.     Notes Payable and Other Debt
As of December 31, 2022 and 2021, Notes payable and other debt consisted of the following (in millions):

			Principal Outstanding
Debt	Interest Rate (%)	Maturity Date	December 31, 2022	December 31, 2021
Secured:
Laulani Village	3.93%	2024	$59.0	$60.2
Pearl Highlands	4.15%	2024	77.3	79.4
Photovoltaic Financing	(1)	2027	2.6	—
Manoa Marketplace	(2)	2029	54.5	56.3
Subtotal			$193.4	$195.9
Unsecured:
Series A Note	5.53%	2024	14.2	21.3
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	36.0	45.0
Series C Note	5.56%	2026	11.0	13.0
Series F Note	4.35%	2026	15.2	15.2
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	28.1	28.1
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$267.0	$285.1
Revolving Credit Facilities:
A&B Revolver	(3)	2025	12.0	50.0
Subtotal			$12.0	$50.0
Total debt (contractual)			$472.4	$531.0
Unamortized debt issuance costs			(0.2)	(0.2)
Total debt (carrying value)			$472.2	$530.8

(1) Financing lease has a discount rate of 4.14%.
(2) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of LIBOR plus 1.05% based on pricing grid. $50.0 million was swapped through June 2022 to a 2.40% fixed rate.
The Company's notes payable and other debt is categorized between debt instruments secured by real estate improved properties or other assets ("Secured Debt"), unsecured notes payable and other term loans ("Unsecured Debt") and borrowings under revolving credit facilities ("Revolving Credit Facilities") which includes the existing revolving credit facility used for general Company purposes ("A&B Revolver").
On March 5, 2021, the Financial Conduct Authority announced a timeline for the phase-out of the London Interbank Offered Rate ("LIBOR"). The Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency subsequently issued a joint statement saying that banks should stop entering into new contracts with LIBOR as soon as possible but at least by December 31, 2021. As of January 1, 2022, LIBOR can only be used for legacy LIBOR obligations entered into prior to December 31, 2021. In addition, the publication of US dollar LIBOR is expected to cease after June 30, 2023. The Secured Overnight Financing Rate ("SOFR") and Bloomberg Short Term Bank Yield Index ("BSBY") have been identified as replacements to LIBOR, with the former being recommended by the Federal Reserve-formed Alternative Reference Rates Committee.
Secured Debt
Laulani Village: In connection with asset acquisitions of commercial real estate improved properties made in the year ended December 31, 2018, the Company assumed a $62.0 million mortgage secured by Laulani Village that matures on May 1, 2024, and bears interest at 3.93%. The note required monthly interest only payments of approximately $0.2 million until May 2020. Thereafter, the note requires monthly principal and interest payments of approximately $0.3 million and a final principal payment of approximately $57.5 million due on May 1, 2024.

Pearl Highlands: On September 17, 2013, the Company consummated the acquisition of Pearl Highlands Center in Pearl City, Oahu. In connection with the acquisition, the Company assumed a $59.3 million mortgage loan secured by Pearl Highlands Center. On December 1, 2014, the loan was refinanced to increase the amount of the loan to $92.0 million (bearing interest at 4.15%). The refinanced loan requires monthly principal and interest payments of approximately $0.4 million and a final principal payment of approximately $73.0 million due on December 8, 2024.
Manoa Marketplace: In 2016, the Company, through wholly-owned subsidiaries, entered into a $60.0 million mortgage loan agreement secured by Manoa Marketplace with First Hawaiian Bank ("FHB"). The loan bears interest at LIBOR plus 1.35% and requires principal and interest payments over the term with a final principal payment of $41.7 million due on August 1, 2029. The Company had previously entered into an interest rate swap with a notional amount equal to the principal amount on the debt to fix the variable interest rate on the related periodic interest payments at an effective rate of 3.14% (refer to Note 9 – Derivative Instruments).
Assets Pledged as Collateral: The gross book value of the commercial real estate assets pledged as collateral described above at December 31, 2022, was $360.1 million.
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
Bank Syndicated Loan: In February 2018, the Company entered into an agreement with Wells Fargo Bank, National Association ("Wells Fargo") and a syndicate of other financial institutions that provided for a $50.0 million term loan facility ("Wells Fargo Term Facility" or "Bank Syndicated Loan"). The Company also drew $50.0 million under the Wells Fargo Term Facility in February 2018 and used such term loan proceeds to repay amounts that were borrowed under revolving credit facilities described below. Borrowings under the Wells Fargo Term Facility bore interest at a variable base rate (LIBOR), as defined, plus a margin determined using a leverage based pricing grid. In February 2020 the Company entered into an interest rate swap agreement with a notional amount equal to the principal amount of the debt to fix the variable interest rate (LIBOR) on the related periodic interest payments resulting in an effective rate (subject to changes in the margin based on a pricing grid) of 3.15% as of December 31, 2021 (refer to Note 9 – Derivative Instruments). On August 31, 2021, concurrent with the closing of the 2021 A&B Revolver (discussed in Revolving credit facilities section below), the Company drew $50.0 million on the A&B Revolver and repaid the Bank Syndicated Loan in full, plus accrued interest, and satisfied all obligations thereto. In order to preserve an effective hedging relationship, the Company maintained a $50.0 million draw on the A&B Revolver until June 30, 2022, when the interest rate swap agreement was terminated.
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

Revolving credit facility
A&B Revolver: In August 2021, the Company entered into a Third Amended and Restated Credit Agreement ("2021 A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, which amended and restated the Company's existing $450.0 million committed under the Second Amended and Restated Credit Agreement ("2017 A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, and other lenders party thereto. The 2021 A&B Revolver increased the total revolving commitments to $500.0 million, extended the term of the facility from September 15, 2022, to August 29, 2025, and includes two six-month extension options. In addition, the 2021 A&B Revolver amended certain covenants (see below) and reduced the interest rates and fees charged under the financials-based pricing grid of the 2017 A&B Revolver.
At December 31, 2022, the Company had $12.0 million of revolving credit borrowings outstanding, $1.1 million in letters of credit had been issued against the facility, and $486.9 million remained available.
Covenants under 2021 A&B Revolver, Prudential Series Notes, and Term Loan 5 (subsequent to amendments)
The principal amendments under the 2021 A&B Revolver, the Prudential Amendment, and the AIG Amendment are as follows:
•An increase in the maximum ratio of secured debt to total adjusted asset value from 0.25:1.00 to 0.40:1.00.
•Establishes the minimum shareholders' equity amount to be $865.6 million plus 75% percent of the net proceeds received from equity issuances after June 30, 2021.
•Modification of the minimum unencumbered fixed charge coverage ratio to an unencumbered interest coverage ratio and increases the ratio from 1.50:1.00 to 1.75:1.00.

Debt principal payments
At December 31, 2022, debt principal payments and maturities during the next five years and thereafter and the corresponding amount of unamortized deferred financing costs or debt discounts or premiums were as follows (in millions):

	Scheduled Principal Payments
	2023	2024	2025	2026	2027	Thereafter	Total Principal	(Unamort Debt Issue Cost)/ (Discount) Premium	Total
Secured debt	$5.4	$134.9	$2.1	$2.2	$3.8	$45.0	$193.4	$—	$193.4
Unsecured debt	29.6	27.0	38.3	67.0	37.1	68.0	267.0	(0.2)	266.8
Revolving credit facilities	—	—	12.0	—	—	—	12.0	—	12.0
Total Notes payable and other debt	$35.0	$161.9	$52.4	$69.2	$40.9	$113.0	$472.4	$(0.2)	$472.2

9.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed-rate and variable-rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.

Cash flow hedges of interest rate risk
In October 2022, the Company entered into two forward starting interest rate swap agreements with notional amounts of $57.0 million and $73.0 million in order to hedge interest rate fluctuations related to $130 million of financing. The Company accounted for the agreements as cash flow hedges.
As of December 31, 2022, the Company had three interest rate swap agreements designated as cash flow hedges, two of which were forward interest rate swap agreements. As of December 31, 2021, there were two interest rate swap agreements designated as cash flow hedges, neither of which were forward interest rate swap agreements. The key terms of the agreements are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	December 31, 2022	December 31, 2022	December 31, 2021
Interest Rate Swap Agreements
4/7/2016	8/1/2029	3.14%	$54.5	$5.5	$(1.7)
2/13/2020	2/27/2023	(1)	$—	$—	$(0.5)
Forward Interest Rate Swap Agreements
5/1/2024	12/9/2031	4.88%	$57.0	$(1.3)	$—
12/9/2024	12/9/2031	4.83%	$73.0	$(1.5)	$—

(1) $50.0 million in notional interest rate swap was terminated on June 30, 2022, resulting in a realized gain of $0.5 million included within Interest and other income (expense), net.
The asset related to the interest rate swap as of December 31, 2022, is presented within Prepaid expenses and other assets in the consolidated balance sheet. The liabilities related to the interest rate swaps as of December 31, 2021 and forward interest rate swaps as of December 31, 2022, are presented within Accrued and other liabilities. The changes in fair value of the cash flow hedges are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
The following table represents the pre-tax effect of the derivative instruments in the Company's consolidated statement of comprehensive income (loss) during the years ended December 31, 2022 and 2021, (in millions):

	2022	2021
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$4.9	$2.3
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$0.5	$1.6
Realized interest rate hedging gain (loss)	$(0.5)	$—
As of December 31, 2022, the Company expects to reclassify $1.1 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.

10.    Commitments and Contingencies
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's consolidated balance sheets as of December 31, 2022:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facility totaled $1.1 million as of December 31, 2022. These letters of credit primarily relate to the Company's workers' compensation plans and if drawn upon, the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's real estate activities totaled $18.6 million as of December 31, 2022, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.

•Bonds related to Grace Pacific totaled $300.0 million as of December 31, 2022, and represent the face value of construction bonds issued by third party sureties (bid, performance and payment bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of December 31, 2022, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $116.3 million.
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
•Guarantees of indebtedness may be provided by the Company for the benefit of financial institutions providing credit to unconsolidated equity method investees. As of December 31, 2022, the Company had no such arrangements with third party lenders related to its unconsolidated equity method investees and no amounts outstanding as of December 31, 2022.
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
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, the Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. On February 17, 2022, the Sierra Club filed its notice of appeal challenging the decision on the August 2020 trial. The court separately considered a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny it a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. In that case, on May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated, ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits would be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 to address the continuation of the revocable permits for both calendar years 2021 and 2022 and BLNR issued a decision on June 30, 2022. On December 27, 2021, while BLNR’s decision in the contested case hearing was pending, the court further modified its ruling to allow the permits to remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court. On April 26, 2022, the court orally granted an extension of the May 1, 2022 deadline to the earlier of June 15, 2022, or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or as may be further ordered by the court. On June 1, 2022, the court granted an extension of the June 15, 2022 deadline to the earlier of July 15, 2022 or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022 or as may be further ordered by the court. On June 30, 2022, the BLNR issued its final decision on the contested case hearing on the permits for calendar years 2021 and 2022, approving the continuation of the permits through the end of calendar year 2022. The Sierra Club has filed a notice of appeal of that decision to the Circuit Court of the First Circuit in Hawai‘i. The Company and the BLNR also appealed the court’s determination that the Sierra Club was entitled to a contested case hearing on the 2021 revocable permits.
On November 10, 2022, the BLNR voted to continue the revocable permits for calendar year 2023 and, at that same meeting, denied the Sierra Club’s oral request for a contested case hearing. The Sierra Club subsequently submitted a written request to the BLNR for a contested case hearing on the continuation of the revocable permits, which the BLNR denied on December 9, 2022. On November 29, 2022, the Sierra Club filed an appeal of BLNR’s decisions to deny its oral request for a contested case hearing and to continue the revocable permits for 2023 and on December 15, 2022, the Sierra Club amended its appeal to also challenge the BLNR’s denial of its written request for a contested case hearing. The BLNR’s decision to continue the permits through the end of calendar year 2023 will stand unless overturned on appeal or the Sierra Club obtains a preliminary injunction to prevent the decision from remaining in place.
In connection with A&B’s obligation to continue the existing process to secure a long-term water lease from the State, A&B and EMI will defend against the remaining claims made by the Sierra Club.
In addition to the litigation described above, the Company is a party to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of its businesses. While the outcomes of such litigation and claims cannot be predicted with certainty, in the opinion of management after consultation with counsel, the reasonably possible losses would not have a material effect on the Company's consolidated financial statements as a whole.
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
11.     Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 12 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the years ended December 31, 2022, 2021 and 2020, was as follows (in millions):

	2022	2021	2020
Revenues:
Commercial Real Estate	$187.2	$174.1	$151.6
Land Operations:
Development sales revenue	8.1	16.0	7.9
Unimproved/other property sales revenue	19.9	41.3	9.7
Other operating revenue	15.3	22.6	21.1
Land Operations	43.3	79.9	38.7
Total revenues	$230.5	$254.0	$190.3
Timing of revenue recognition may differ from the timing of invoicing to customers. Generally, unearned project-related costs will be earned over the next twelve months.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of December 31, 2022 and 2021 (in millions):

	2022	2021
Accounts receivable	$8.6	$3.0
Allowances (credit losses and doubtful accounts)	(2.5)	(0.8)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$6.1	$2.2
Variable consideration[1]	$62.0	$62.0
Other deferred revenue	$6.8	$6.3

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the year ended December 31, 2022, the Company did not recognize any revenue related to the Company's contract liabilities reported as of December 31, 2021. For the year ended December 31, 2021, the Company recognized revenue of approximately $0.9 million related to the Company's contract liabilities reported as of December 31, 2020.
On December 17, 2018, A&B entered into a Purchase and Sale Agreement and Escrow Instructions (the "PSA") with Mahi Pono (the "Buyer") related to the sale of agricultural land on Maui. In connection with the sale, the Company deferred approximately $62.0 million of revenue related to certain performance obligations involving securing adequate water to support the Buyer's agricultural plans for the land, through an agreement with the State of Hawai‘i to provide rights to access state water for agricultural irrigation (“State Water Lease”), as well as ensuring that the Buyer has continued access to water prior to the issuance of the State Water Lease. Under the terms of the PSA, the Company may be required to remit amounts up to $62.0 million to the Buyer to the extent performance obligations are not met (recorded as deferred revenue of $62.0 million as of December 31, 2022 and 2021).

Regarding other information related to the Company's contracts with customers, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not material in any of the periods presented.
12.     Leases - The Company as a Lessor
The Company leases real estate property to tenants under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
As a result of the coronavirus pandemic ("COVID-19"), the Company provided certain of its tenants rent relief arrangements during the years ended December 31, 2022, 2021 and 2020, which typically consisted of rent deferrals or other relief modifications that resulted in changes to fixed contractual lease payments for specified months. Consistent with lease accounting guidance and interpretations provided by the FASB for rent relief arrangements specifically related to COVID-19, the Company elected to treat such eligible lease concessions (i.e., such rent deferrals, fixed-to-variable modifications or payment forgiveness arrangements that do not result in a substantial increase in the rights of the lessor or obligations of the lessee) outside of the lease accounting modification framework.
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
The historical cost of, and accumulated depreciation on, leased property as of December 31, 2022 and 2021, was as follows (in millions):

	2022	2021
Leased property - real estate	$1,572.0	$1,562.8
Less accumulated depreciation	(201.8)	(182.1)
Property under operating leases - net	$1,370.2	$1,380.7
Total rental income (i.e., revenue) under these operating leases relating to lease payments and variable lease payments were as follows (in millions):

	2022	2021	2020
Lease payments	$130.8	$122.7	$99.1
Variable lease payments	59.3	55.8	53.3
Total rental income	$190.1	$178.5	$152.4
Contractual future lease payments to be received on non-cancelable operating leases as of December 31, 2022, were as follows (in millions):

2023	$124.5
2024	113.5
2025	96.6
2026	83.9
2027	73.0
Thereafter	554.6
Total future lease payments to be received	$1,046.1

13.    Leases - The Company as a Lessee
Principal non-cancelable operating leases include land and office space that have lease terms that expire through 2031. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. The Company has equipment under a finance lease with a lease term that expires through 2027.

Lease expense for operating leases that provide for future escalations are accounted for on a straight-line basis. For the years ended December 31, 2022 and 2021, lease expense under operating and finance leases was as follows (in millions):

	2022	2021	2020
Lease cost - operating and finance leases:
Operating lease cost	$2.7	$2.5	$2.5
Finance lease cost:
Amortization of right-of-use assets	0.1	—	—
Total lease cost - operating and finance leases	$2.8	$2.5	$2.5
Other amounts relating to leases segregated between those for finance and operating leases include the following for the years ended December 31, 2022 and 2021 (dollars in millions):

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2.7	$2.5	$2.4
Operating cash outflows from financing leases	$—	$—	$—
Financing cash flows from finance leases	$0.1	$—	$—
Other details:
Weighted-average remaining lease term (years) - operating leases	3.0	3.7	4.6
Weighted-average remaining lease term (years) - finance leases	4.8	0.0	0.0
Weighted-average discount rate - operating leases	4.2%	4.4%	4.4%
Weighted-average discount rate - finance leases	4.1%	—%	—%
Future lease payments under non-cancelable operating and finance leases as of December 31, 2022, were as follows (in millions):

	Operating Leases	Finance Leases
2023	$2.6	$0.2
2024	2.1	0.2
2025	0.7	0.2
2026	0.6	0.2
2027	0.2	1.8
Thereafter	0.4	—
Total lease payments	$6.6	$2.6
Less: Interest	(1.7)	—
Total lease liabilities	$4.9	$2.6
ROU assets and lease liabilities related to operating leases are presented separately on the consolidated balance sheets. Information for finance leases as of the years ended December 31, 2022 and 2021, were as follows (in millions):

	Consolidated Balance Sheet Location	2022	2021
Assets
ROU assets	Real estate property, net	$2.6	$—
Liabilities
Lease liabilities	Notes payable and other debt	$2.6	$—

14.    Share-based Payment Awards
On April 26, 2022, shareholders approved the Alexander & Baldwin, Inc. 2022 Omnibus Incentive Plan ("2022 Plan"). The 2022 Plan serves as the successor to the 2012 Incentive Compensation Plan ("2012 Plan") and allows for the granting of stock options, stock appreciation rights, stock awards, restricted stock units, dividend equivalent rights, and other awards. The 2012 Plan allowed for the granting of stock options, stock appreciation rights, stock awards, and restricted stock units, including an automatic grant program for non-employee directors. All awards outstanding under the 2012 Plan remain subject to the terms of the 2012 Plan. Effective April 26, 2022, no additional shares will be issued under the 2012 Plan. The shares of common stock authorized to be issued under the 2022 Plan are to be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquired, including shares purchased on the open market or private transactions.
The 2022 Plan allows for the granting of up to 3.2 million shares in the form of stock options, restricted stock units or common stock, subject to adjustment for shares under the 2022 Plan or 2012 Plan that expire or are forfeited, cancelled, or terminated for any reason prior to the issuance of the shares. This includes 2.5 million new shares and 0.7 million shares that carried over from the 2012 Plan. As of December 31, 2022, there were 3.4 million remaining shares available for future grants.
Under the 2022 Plan and the 2012 Plan, shares of common stock or restricted stock units may be granted as time-based awards or market-based performance awards.
At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting.
The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2022, (in thousands, except weighted-average grant-date fair value amounts):

	Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding, January 1, 2022	677.7	$21.26
Granted	306.3	$25.56
Vested	(305.1)	$24.30
Canceled	(116.5)	$21.84
Outstanding, December 31, 2022	562.4	$21.83
The time-based restricted stock units granted to employees vest ratably over a period of three years. The time-based restricted stock units granted to non-employee directors vest over a one-year period. The market-based performance share units cliff vest over three years, provided that the total shareholder return of the Company's common stock over the relevant period meets or exceeds pre-defined levels of total shareholder returns relative to indices, as defined.
As of December 31, 2022, there was $5.4 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2022 plan; that cost is expected to be recognized over a remaining weighted-average period of 1.7 years.
The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2022 Grants	2021 Grants	2020 Grants
Volatility of A&B common stock	47.7%	47.2%	22.6%
Average volatility of peer companies	51.1%	51.1%	22.5%
Risk-free interest rate	1.4%	0.2%	1.3%
The weighted-average grant date fair value of the time-based restricted units and market-based performance share units granted in 2022, 2021 and 2020, was $25.56, $16.63, and $22.01, respectively. No compensation cost is recognized for actual forfeitures of time-based or market-based awards if an employee is terminated prior to rendering the requisite service period. There was no tax benefit realized upon vesting for the years ended December 31, 2022, 2021 and 2020.

The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows for the years ended December 31, 2022, 2021 and 2020, (in millions):

	2022	2021	2020
Share-based expense:
Time-based and market-based restricted stock units	$4.9	$5.9	$5.8
Total share-based expense	4.9	5.9	5.8
Total recognized tax benefit	—	—	—
Share-based expense (net of tax)	$4.9	$5.9	$5.8

Cash received upon option exercise	$—	$1.4	$3.5
Intrinsic value of options exercised	$—	$0.6	$0.5
Tax benefit realized upon option exercise	$—	$—	$—
Fair value of stock vested	$5.6	$5.4	$3.0
15.     Employee Benefit Plans
During the year ended December 31, 2022, the Company completed the termination of its funded single-employer defined benefit pension plans that covered certain non-bargaining unit employees and bargaining unit employees of the Company (see Pension Plan Termination below), and transferred the life insurance benefits for retirees as of June 30, 2022, to an insurance company. The Company continues to maintain its plans that provide retiree health care and the remaining life insurance benefits to certain salaried and hourly employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of service. The Company does not pre-fund these health care and life insurance benefits and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.
Pension Plan Termination: On February 23, 2021, the Company’s Board of Directors approved a plan to effect the termination of the A&B Retirement Plan for Salaried Employees of Alexander & Baldwin, LLC and the Pension Plan for Employees of A&B Agricultural Companies (collectively, the “Defined Benefit Plans”), which became effective on May 31, 2021. On June 30, 2022, the Company completed the termination of the Defined Benefit Plans by meeting the following criteria: (1) an irrevocable action to terminate the Defined Benefit Plans had occurred, (2) the Company was relieved of the primary responsibility of the Defined Benefit Plans, and (3) the significant risks related to the obligations of the Defined Benefit Plans and the assets used to effect the settlement was eliminated for the Company.
During the year ended December 31, 2022, the Company made cash contributions of $28.7 million to defined benefit plans, and in connection with the Defined Benefit Plans termination process, recorded a pre-tax settlement charge of $76.9 million within Pension termination in the consolidated statements of operations, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. In addition, the Company recorded an income tax benefit of $18.3 million during the year ended December 31, 2022, to reclassify the tax effects in accumulated other comprehensive loss upon completion of the termination of the Defined Benefit Plans.

Benefit Obligations, Plan Assets and Funded Status of the Plans: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans as of December 31, 2022 and 2021, and are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2022	2021	2022	2021	2022	2021
Change in Benefit Obligation
Benefit obligation at beginning of year	$227.2	$218.7	$12.6	$13.5	$3.1	$3.1
Service cost	1.4	1.2	0.1	0.1	—	—
Interest cost	0.7	5.1	0.4	0.3	0.1	—
Plan participants’ contributions	—	—	0.6	0.7	—	—
Actuarial (gain) loss	(44.5)	17.2	(2.2)	(0.6)	(0.6)	—
Benefits paid	(13.9)	(15.0)	(1.2)	(1.4)	—	—
Settlement	(170.9)	—	(2.2)	—	(0.6)	—
Benefit obligation at end of year	$—	$227.2	$8.1	$12.6	$2.0	$3.1

Change in Plan Assets
Fair value of plan assets at beginning of year	$186.6	$200.6	$—	$—	$—	$—
Actual return on plan assets	(27.1)	(5.7)	—	—	—	—
Employer contributions	25.3	6.7	2.8	0.7	0.6	—
Participant contributions	—	—	0.6	0.7	—	—
Benefits paid	(13.9)	(15.0)	(1.2)	(1.4)	—	—
Settlement	(170.9)	—	(2.2)	—	(0.6)	—
Fair value of plan assets at end of year	$—	$186.6	$—	$—	$—	$—

Funded Status (Recognized Liability1)	$—	$(40.6)	$(8.1)	$(12.6)	$(2.0)	$(3.1)

[1] Presented as Accrued pension and post-retirement benefits in the accompanying consolidated balance sheets as of December 31, 2022 and 2021.

Defined benefit pension plan actuarial losses in the changes in benefit obligations for 2021 resulted primarily from reflecting a lump sum window and transfer of remaining benefit obligations to an insurance company. Defined benefit pension plan actuarial gains in the changes in benefit obligations for 2022 resulted from favorable lump sum election and insurer annuity pricing upon pension termination.
Benefit Plan Assets Investment Policies and Target Asset Allocations: Prior to termination in June 2022, the Company served as the plan sponsor for the defined benefit pension plan and was responsible for the investment and management of the pension plan assets. The Company managed the pension plan assets based upon a liability-driven investment strategy, which sought to increase the correlation of the pension plan assets and liabilities to reduce the volatility of the plan's funded status and, over time, improve the funded status of the plan. As a result, the asset allocation of the defined benefit pension plan was weighted toward fixed income investments, which reduced investment volatility, but also reduced investment returns over time. In connection with the liability-driven investment strategy, the Company appointed an investment adviser to direct investments and select investment options, based on established guidelines. The Company’s weighted-average asset allocation as of December 31, 2021, was as follows:

2021
Fixed income securities[1]	98%
Cash and cash equivalents	2%
Total	100%

[1]Fixed income securities include investment-grade corporate bonds from diversified industries and U.S. Treasuries.

Fair Value of Plan Assets: As a result of the pension termination, the Company had no defined benefit pension plan assets as of December 31, 2022, and therefore, no corresponding fair values. The fair values of the Company’s defined benefit pension plan assets as of December 31, 2021, by asset category, were as follows (in millions):

	Fair Value Measurements at
	December 31, 2021
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Asset Category
Cash and cash equivalents	$4.6	$4.6	$—
Assets measured at NAV	182.0	—	—
Total	$186.6	$4.6	$—

The Company’s pension plan assets were held in a master trust and stated at estimated fair value, which was based on the fair values of the underlying investments. Purchases and sales of securities were recorded on a trade-date basis. Interest income was recorded on the accrual basis. Dividends were recorded on the ex-dividend date.
Investments in funds that were measured at fair value using the net asset value ("NAV") per share practical expedient in accordance with ASC 820 are not classified in the fair value hierarchy table above. The NAV was based on the fair value of the underlying assets owned by the fund and determined by the investment manager or custodian of the fund. The fair value amounts presented is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets. These investments primarily included other fixed income investments and securities.
Expected Rate-of-Return on Plan Assets: The expected return on plan assets assumption was principally based on the long-term outlook for various asset class returns, asset mix, the historical performance of the plan assets under the liability-driven investment strategy, and a comparison of the estimated long-term return calculated to the distribution of assumptions adopted by other plans with similar asset mixes. For the years ended December 31, 2022 and 2021, the plan assets experienced a negative return of 14.5% and 2.8%, respectively.
Accumulated Benefit Obligation for Defined Benefit Pension Plans: In 2007, the Company changed the traditional defined benefit pension plan formula for new non-bargaining unit employees hired after January 1, 2008, and, replaced it with a cash balance defined benefit pension plan formula. Subsequently, effective January 1, 2012, the Company changed the benefits under its traditional defined benefit plans for non-bargaining unit employees hired before January 1, 2008, and, replaced the benefit with the same cash balance defined benefit pension plan formula provided to those employees hired after January 1, 2008. Retirement benefits under the cash balance pension plan formula were based on a fixed percentage of eligible compensation, plus interest. The plan interest credit rate varied from year-to-year based on the 10-year U.S. Treasury rate. During the year ended December 31, 2019, the Company amended the cash balance pension plan such that, effective January 1, 2020, benefit accruals under the cash balance formula ceased and were replaced with a non-elective contribution by the Company into a defined contribution plan. All accumulated benefits under the traditional defined benefit pension plan and the cash balance pension plan will remain credited to employees' accounts under the amendments made in 2019. During the year ended December 31, 2020, the Company amended the traditional defined benefit pension plan formula for remaining bargaining unit employees to cease accruals effective January 1, 2021.
As a result of the pension termination, the Company had no accumulated benefit obligation as of December 31, 2022. The accumulated benefit obligation for the Company’s qualified pension plans was $227.2 million as of December 31, 2021.
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	2023	2024	2025	2026	2027	2028-2032
Estimated Benefit Payments
Post-retirement Benefits	$0.6	$0.6	$0.6	$0.6	$0.6	$2.7
Non-qualified Plan Benefits	—	0.5	1.6	—	—	—
Total	$0.6	$1.1	$2.2	$0.6	$0.6	$2.7

Estimated Future Contributions: Contributions are determined annually for each plan by the Company’s pension Administrative Committee, based upon the actuarial-determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. During the years ended December 31, 2022, 2021 and 2020, the Company made contributions of $28.7 million, $7.4 million, and zero to its defined benefit plans, respectively. The Company’s funding policy is to contribute cash to its defined benefit plans so that it meets at least the minimum contribution requirements. With the completion of the pension plan termination in 2022, the Company expects to make no further contributions to the defined benefit pension plans.

Net Benefit Cost Recognized and Amounts Recognized in Other Comprehensive Income: Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during the years ended December 31, 2022, 2021 and 2020, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits			Non-qualified Plan Benefits
Components of Net Periodic Benefit Cost	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$1.4	$1.2	$0.8	$0.1	$0.1	$0.1	$—	$—	$—
Interest cost	0.7	5.1	6.5	0.4	0.3	0.3	0.1	—	0.1
Expected return on plan assets	(2.6)	(5.0)	(6.8)	—	—	—	—	—	—
Amortization of net loss	1.7	2.5	2.5	0.1	—	(0.1)	0.1	0.1	0.1
Amortization of prior service cost	0.1	—	—	—	—	—	—	—	—
Pension termination	76.7	—	—	0.1	—	—	0.1	—	—
Net periodic benefit cost	$78.0	$3.8	$3.0	$0.7	$0.4	$0.3	$0.3	$0.1	$0.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net gain (loss)	$14.4	$(28.0)	$(3.8)	$2.2	$0.6	$(3.7)	$0.4	$—	$(0.2)
Amortization of net loss[1]	1.7	2.6	2.5	0.1	0.1	(0.1)	0.1	0.1	0.1
Prior service cost	—	—	(0.1)	—	—	—	—	—	—
Amortization of prior service credit[1]	0.1	—	—	—	—	—	—	—	—
Pension termination[1]	76.7	—	—	0.1	—	—	0.1	—	—
Income taxes related to other comprehensive income (loss)[1]	(18.3)	—	—	(0.1)	—	—	0.1	—	—
Total recognized in Other comprehensive income (loss)	74.6	(25.4)	(1.4)	2.3	0.7	(3.8)	0.7	0.1	(0.1)
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$(3.4)	$(29.2)	$(4.4)	$1.6	$0.3	$(4.1)	$0.4	$—	$(0.3)

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
Amounts recognized on the consolidated balance sheets in accumulated other comprehensive income (loss) as of December 31, 2022 and 2021, were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2022	2021	2022	2021	2022	2021
Net gain (loss), net of taxes	$—	$(74.5)	$0.3	$(2.6)	$—	$(0.7)
Unrecognized prior service credit (cost), net of taxes	—	(0.1)	—	—	—	—
Total Accumulated other comprehensive income (loss)	$—	$(74.6)	$0.3	$(2.6)	$—	$(0.7)

Unrecognized gains and losses of the post-retirement benefit plans are amortized over the average future lifetime of inactive participants in excess of a 10% corridor. Although current health costs are expected to increase, the Company attempts to mitigate these increases by maintaining caps on certain of its benefit plans, using lower cost health care plan options where possible, requiring that certain groups of employees pay a portion of their benefit costs, self-insuring for certain insurance plans, encouraging wellness programs for employees, and implementing measures to mitigate future benefit cost increases.
Assumptions in Plan Accounting: The weighted average assumptions used to determine benefit information during the years ended December 31, 2022, 2021 and 2020, were as follows:

	Pension Benefits			Other Post-retirement Benefits			Non-qualified Plan Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Weighted Average Assumptions
Discount rate to determine benefit obligations	N/A	2.26%	2.40%	5.41%	2.86%	2.49%	5.24%	1.68%	1.07%
Discount rate to determine net cost	N/A	2.39%	3.28%	3.51%	2.48%	3.38%	1.68%	1.07%	2.48%
Rate of compensation increase	N/A	N/A	N/A	0.5%-3.0%	0.5%-3.0%	0.5%-3.0%	N/A	N/A	N/A
Expected return on plan assets	N/A	2.60%	3.70%	N/A	N/A	N/A	N/A	N/A	N/A
Interest crediting rates	N/A	2.15%	0.71%	N/A	N/A	N/A	2.15%	2.15%	0.71%
Initial health care cost trend rate	N/A	N/A	N/A	5.90%	5.90%	5.70%	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A	4.00%	4.00%	4.50%	N/A	N/A	N/A
Year ultimate rate is reached	N/A	N/A	N/A	2045	2045	2037	N/A	N/A	N/A
A&B Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Code and provides matching contributions of up to 3% of eligible compensation. The Company’s matching contributions expensed under these plans totaled $0.6 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. The Company also maintains profit sharing plans and, if a minimum threshold of Company performance is achieved, provides contributions of 1% to 5%, depending upon Company performance above the minimum threshold. There were $0.8 million, $0.7 million and $0.5 million of profit sharing contribution expenses recognized in the years ended December 31, 2022, 2021 and 2020, respectively.
As noted above, during the year ended December 31, 2019, the Company amended the cash balance pension plan such that, effective January 1, 2020, benefit accruals under the cash balance formula would cease and would be replaced with a non-elective contribution of 3% of the participant's annual eligible compensation made by the Company into the participant's defined contribution plan. The Company's contribution expensed under this non-elective component of the defined contribution plan totaled $0.7 million, $0.6 million, and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

16.    Income Taxes
The Company elected to be taxed as a REIT and operate in a manner that allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2017. The Company's taxable REIT subsidiary ("TRS") filed separately as a C corporation. The Company also files separate income tax returns in various states.
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
Distributions with respect to the Company’s common stock can be characterized for federal income tax purposes as ordinary income, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Taxable distributions paid for the years ended December 31, 2022, 2021 and 2020, were classified as ordinary income.

The income tax expense (benefit) on income (loss) from continuing operations for the years ended December 31, 2022, 2021 and 2020, consisted of the following (in millions):

	2022	2021	2020
Current:
Federal	$(18.0)	$0.1	$(0.1)
State	(0.3)	(0.1)	(0.3)
Current	$(18.3)	$—	$(0.4)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Deferred	$—	$—	$—
Income tax expense (benefit)	$(18.3)	$—	$(0.4)
Income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020, differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2022	2021	2020
Computed federal income tax expense (benefit)	$3.9	$15.8	$4.0
State income taxes	(1.5)	1.4	(0.4)
Valuation allowance	5.3	(8.0)	(0.2)
REIT rate differential	(7.8)	(9.0)	(4.7)
Other non-deductible expense	—	—	0.6
Share-based compensation	(0.1)	0.1	0.2
Effective rate differences between current and deferred taxes	0.4	(0.5)	0.1
Pension termination	(18.3)	—	—
Other, net	(0.2)	0.2	—
Income tax expense (benefit)	$(18.3)	$—	$(0.4)
The change in the Company's effective tax rate for the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily due to the termination of the Company's Defined Benefit Plans, impairments incurred in 2021 and 2022, and changes in the valuation allowance on deferred tax assets during the year and overall increase in pretax book income for the year ended December 31, 2022.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021, were as follows (in millions):

	2022	2021
Deferred tax assets:
Employee benefits	$6.3	$17.7
Capitalized costs	1.5	1.6
Joint ventures and other investments	6.0	6.4
Impairment and amortization	24.8	1.7
Solar investment benefits	14.9	15.7
Insurance and other reserves	7.2	6.0
Disallowed interest expense	8.9	10.5
Net operating losses	44.1	52.6
Operating lease liability	6.6	1.6
Other	1.0	3.0
Total deferred tax assets	$121.3	$116.8
Valuation allowance	(109.8)	(109.6)
Total net deferred tax assets	$11.5	$7.2

Deferred tax liabilities:
Property (including tax-deferred gains on real estate transactions)	$5.0	$5.6
Operating lease asset	6.5	1.6
Total deferred tax liabilities	$11.5	$7.2

Net deferred tax assets (liabilities)	$—	$—
Federal tax credit carryforwards at December 31, 2022, totaled $8.2 million, of which $8.1 million will expire in 2036 and $0.1 million will expire in 2039. State tax credit carryforwards at December 31, 2022, totaled $6.7 million and may be carried forward indefinitely under state law. As of December 31, 2022, the Company had gross federal net operating loss carryforwards of $169.2 million ($35.5 million tax-effected) that can be carried forward indefinitely under federal law. As of December 31, 2022, the Company had state net operating loss carryforwards of $169.7 million ($8.6 million tax-effected) that can be carried forward indefinitely.
A valuation allowance must be provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities and appropriate tax law.
Due to the recent losses the Company has generated in its TRS, the Company believes that it is more likely than not that its U.S. and state deferred tax assets will not be realized as of December 31, 2022. Therefore, the Company recorded an increase in the valuation allowance of $0.2 million on its net U.S. and state deferred tax assets for the current period. Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets may cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which reversal of a valuation allowance should occur. The net change to the valuation allowance recorded during each of the years ended December 31, 2022, 2021 and 2020, was as follows (in millions):

	Balance at Beginning of Year	Net Change	Balance at End of Year
2022	$109.6	$0.2	$109.8
2021	$104.0	$5.6	$109.6
2020	$99.3	$4.7	$104.0
The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. Due to the Company's valuation allowance in the respective periods, there were no net tax benefits recognized from share-based transactions for the years ended December 31, 2022, 2021 and 2020.

The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. As of December 31, 2022, accrued interest and penalties were not material. The Company has not identified any material unrecognized tax positions and as such has no related interest or penalty accruals.
As of December 31, 2022, tax years 2019 and later are open to audit by the tax authorities. The Company does not believe that the result of any potential audits will have a material adverse effect on its results of operations, financial condition or liquidity.
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
The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Income (loss) from continuing operations	$37.1	$75.4	$19.3
Distributions and allocations to participating securities	(0.2)	(0.3)	(0.1)
Income (loss) from continuing operations available to A&B shareholders	36.9	75.1	19.2
Income (loss) from discontinued operations available to A&B shareholders	(86.6)	(39.6)	(14.1)
Exclude: Loss (income) attributable to discontinued noncontrolling interest	(1.1)	(0.4)	0.4
Net income (loss) available to A&B common shareholders	$(50.8)	$35.1	$5.5
The number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Denominator for basic EPS - weighted average shares outstanding	72.6	72.5	72.3
Effect of dilutive securities:
Stock options and restricted stock unit awards	0.2	0.1	0.1
Denominator for diluted EPS - weighted average shares outstanding	72.8	72.6	72.4
There were 0.1 million, zero, and 0.3 million shares of anti-dilutive securities outstanding during the years ended December 31, 2022, 2021 and 2020 respectively.
18.    Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) principally includes amortization of deferred pension and postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31, 2022 and 2021 (in millions):

	2022	2021
Employee benefit plans:
Pension plans	$—	$(74.6)
Post-retirement plans	(0.3)	(2.6)
Non-qualified benefit plans	—	(0.7)
Total employee benefit plans	(0.3)	(77.9)
Interest rate swap	2.1	(2.8)
Accumulated other comprehensive income (loss)	$1.8	$(80.7)

The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2022, 2021 and 2020 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2020	$(48.0)	$(0.8)	$(48.8)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	(7.7)	(6.9)	(14.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	2.4	1.0	3.4
Balance, December 31, 2020	$(53.3)	$(6.7)	$(60.0)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	(27.4)	2.3	(25.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	2.8	1.6	4.4
Balance, December 31, 2021	$(77.9)	$(2.8)	$(80.7)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	17.0	4.9	21.9
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	78.9	—	78.9
Taxes on other comprehensive income (loss)	(18.3)	—	(18.3)
Balance, December 31, 2022	$(0.3)	$2.1	$1.8
The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020, were as follows (in millions):

	2022	2021	2020
Unrealized interest rate hedging gain (loss)	$4.9	$2.3	$(6.9)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	0.5	1.6	1.0
Realized interest rate hedging gain (loss)	(0.5)	—	—
Actuarial gain (loss)	17.0	(27.4)	(7.7)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss*	1.9	2.8	2.5
Prior service cost*	—	—	(0.1)
Amortization of prior service credit*	0.1	—	—
Pension termination	76.9	—	—
Total before income tax	$100.8	$(20.7)	$(11.2)
Income taxes related to other comprehensive income (loss)	(18.3)	—	—
Other comprehensive income (loss), net of tax	$82.5	$(20.7)	$(11.2)
* This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 15 – Employee Benefit Plans).
19.     Related Party Transactions
Land Operations. The Company provides materials and services to certain unconsolidated investments in affiliates. The Company also recognizes interest earned on a note receivable related to a construction loan secured by a mortgage on real property with one of the Company's joint ventures. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.3 million, $4.5 million and $1.9 million, respectively, related to revenues earned from transactions with these affiliates. There were no receivables from service arrangements with these affiliates as of December 31, 2022 and 2021.
20.    Segment Results
Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker ("CODM") to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.

The accounting policies of the operating segments are described in Note 2 – Significant Accounting Policies. The Company measures and evaluates operating segments based on operating profit, exclusive of interest expense, general corporate expenses and income taxes. Revenues related to transactions between reportable segments have been eliminated in consolidation. Transactions between reportable segments are accounted for on the same basis as transactions with unrelated third parties.
Prior to December 31, 2022 the Company operated and reported on three segments: Commercial Real Estate; Land Operations; and Materials & Construction. During the fourth quarter of 2022, the Company progressed on its simplification efforts related to the divestiture of its materials & construction business. The Grace Disposal Group, which was reclassified as held for sale and discontinued operations for all periods presented, made up the majority of activity in the Company’s former M&C segment. Accordingly, the former M&C segment has been eliminated and the segment information presented herein excludes the results of the Grace Disposal Group for all periods presented. All comparable information for the historical periods has been restated to reflect the impact of these changes. As a result of these changes, the Company now operates and reports on two segments: Commercial Real Estate and Land Operations.
The Commercial Real Estate segment owns, operates and manages a portfolio of retail, industrial and office properties in Hawai‘i totaling 3.9 million square feet of gross leasable area. The Company also leases approximately 140.7 acres of commercial land in Hawai‘i to third-party lessees under ground leases.
The Land Operations segment generates its revenues from real estate development and land sales, income/loss from joint ventures, and other legacy business activities in Hawai‘i. Historically, this segment also generated revenues from the sale of hydroelectric energy until the disposal of McBryde Resources Inc. in the year ended December 31, 2022.

Operating segment information for the years ended December 31, 2022, 2021 and 2020 is summarized below (in millions):

	2022	2021	2020
Operating Revenue:
Commercial Real Estate	$187.2	$174.1	$151.6
Land Operations[1]	43.3	79.9	38.7
Total operating revenue	230.5	254.0	190.3
Operating Profit (Loss):
Commercial Real Estate[2]	81.5	72.6	49.8
Land Operations[1,3,4]	(1.4)	53.2	18.0
Total operating profit (loss)[1]	80.1	125.8	67.8
Gain (loss) on disposal of commercial real estate properties, net	—	2.8	0.5
Interest expense	(22.0)	(26.2)	(30.2)
Corporate and other expense[4]	(39.3)	(27.0)	(19.2)
Income (Loss) from Continuing Operations Before Income Taxes	$18.8	$75.4	$18.9

Identifiable Assets:
Commercial Real Estate	$1,499.9	$1,499.5	$1,499.9
Land Operations[5]	112.0	144.5	285.1
Other	48.6	81.1	65.8
Assets Held for Sale	126.8	154.7	185.2
Total assets	$1,787.3	$1,879.8	$2,036.0

Capital Expenditures:
Commercial Real Estate[6]	$21.4	$39.6	$18.8
Land Operations[7]	0.2	7.4	1.4
Other	0.1	0.2	0.4
Total capital expenditures	$21.7	$47.2	$20.6

Depreciation and Amortization:
Commercial Real Estate	$36.5	$37.7	$40.1
Land Operations	1.2	1.1	1.5
Other	0.3	0.8	0.9
Total depreciation and amortization	$38.0	$39.6	$42.5
1 In 2021, the Company changed the composition of its reportable segments based on how the CODM assesses the Company's performance, which caused reported amounts (i.e., revenue and operating profit) in the historical period to be reclassified from Land Operations to the previous M&C reportable segment, and subsequently to discontinued operations, which reduced Land Operations segment Operating Revenue and Operating Profit (Loss) by $1.9 million for the year ended December 31, 2020. In 2022, as a result of the Grace Disposal Group's classification as held for sale and discontinued operations, the Company changed the composition of its reportable segments based on how the CODM assesses the Company's performance, which caused reported amounts (i.e. operating profit) related to one joint venture in the historical period to be reclassified from the former M&C segment to Land Operations, which changed Land Operations Operating Profit (Loss) by $(2.5) million and $2.1 million for the years ended December 31, 2021 and 2020, respectively and Total operating profit (loss) by $38.3 million and $13.1 million for the years ended December 31, 2021 and 2020, respectively. All comparable information for the historical periods has been restated to reflect the impact of these changes.
2 Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Land Operations segment, as well as pension termination charges of $0.7 million for the year ended December 31, 2022.
3 Land Operations segment operating profit (loss) includes $1.6 million, $17.9 million, and $6.8 million of equity in earnings (losses) from the Company's various joint ventures for the years ended December 31, 2022, 2021 and 2020, respectively.
4 Land Operations segment operating profit (loss) includes pension termination charges of $62.2 million for the year ended December 31, 2022, as well as a gain on sale of non-core assets, net, of $54.0 million for the year ended December 31, 2022, related to the McBryde transaction (Note 22 – Sale of Business).
5 The Land Operations segment includes assets related to its investment in various joint ventures. As a result of the change in the composition of the Land Operations segment in 2022, as noted above, total identifiable assets increased $23.4 million and $26.7 million as of December 31, 2021 and 2020, respectively.
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

21.    Long-lived Assets - Disposals
2020 Port Allen solar power facility asset sale
In connection with its strategy to simplify its business, during the quarter ended September 30, 2020, the Company executed a purchase and sale agreement and consummated the sale of assets related to its solar power facility in Port Allen on Kauai for purchase consideration (measured at the date of disposal) of approximately $17.1 million. As a result, the Company derecognized the carrying value of the net assets of the disposal group and recorded a gain on disposal of approximately $8.9 million which is included in Gain (loss) on disposal of non-core assets, net in the consolidated statements of operations. The disposal was not considered individually significant and does not qualify for presentation and disclosure as a discontinued operation.
22.    Sale of Business

On May 31, 2022, the Company entered into Purchase and Sale Agreements with Brue Baukol Capital Partners, an unrelated third party, which resulted in the sale of approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, in exchange for cash proceeds and escrow receivables of $73.9 million and $0.9 million, respectively. The sale closed on June 30, 2022. In connection with the sale, the Company recognized a net gain of $54.0 million for the year ended December 31, 2022, which is presented within Gain (loss) on disposal of non-core assets, net in the consolidated statements of operations. The disposal was not considered individually significant and does not qualify for presentation and disclosure as a discontinued operation.
23.    Held for Sale and Discontinued Operations

In December 2022, in connection with the evaluation of strategic alternatives to monetize and dispose of Grace Pacific and the Company-owned quarry land on Maui, the Company's Board of Directors authorized Management to complete a sale of the Grace Disposal Group. In conjunction with the Board's authorization, the Company concluded that the plan to dispose of the Grace Disposal Group met the criteria for classification as held for sale and discontinued operations as of December 31, 2022. Accordingly, the assets and liabilities associated with the Grace Disposal Group are presented in the Consolidated Balance Sheets as Assets held for sale and Liabilities associated with assets held for sale and the results of operations are presented as discontinued operations in the Consolidated Statements of Operations and Cash Flows. While the ultimate outcome is neither certain nor guaranteed, the Company intends to conduct the respective businesses in the ordinary course in substantially the same manner in which it previously has been conducted until a sale occurs.
The following table summarizes income (loss) from discontinued operations included in the Consolidated Statements of Operations for the three years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020

Revenue	$171.2	$126.2	$116.6
Cost of sales[1]	(153.5)	(121.0)	(109.3)
Selling, general and administrative	(14.5)	(15.6)	(15.5)
Impairment of assets	(89.8)	(26.1)	(5.6)
Gain (loss) on disposal of non-core assets, net	0.1	0.1	0.2
Operating income (loss) from discontinued operations[1]	(86.5)	(36.4)	(13.6)
Income (loss) related to joint ventures	(0.4)	(0.4)	(0.8)
Impairment of equity method investments	—	(2.9)	—
Interest and other income (expense), net	0.5	0.2	0.4
Interest expense	(0.2)	(0.1)	(0.1)
Income (loss) from discontinued operations before income taxes[1]	(86.6)	(39.6)	(14.1)
Income tax benefit (expense) attributable to discontinued operations	—	—	—
Income (loss) from discontinued operations[1]	(86.6)	(39.6)	(14.1)
Loss (income) attributable to discontinued noncontrolling interest	(1.1)	(0.4)	0.4
Income (loss) from discontinued operations attributable to A&B Shareholders[1]	$(87.7)	$(40.0)	$(13.7)
[1]Includes $(0.4) million, $(1.1) million, and $(0.8) million in costs associated with the resolution of liabilities from the Company’s former sugar operations and previously presented in Income (loss) from discontinued operations for the years ended December 31, 2022, 2021 and 2020, respectively.

The assets and liabilities held for sale included in the consolidated balance sheets as of December 31, 2022 and 2021, were as follows (in millions):

	2022	2021

Cash and cash equivalents	$0.1	$4.6
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $0.4 million and $0.5 million as of December 31, 2022, and December 31, 2021, respectively	30.8	26.7
Inventories	45.0	19.8
Other property, net	67.4	65.7
Operating lease right-of-use assets	31.3	13.2
Prepaid expenses and other assets	42.0	24.7
Less: Impairment recognized on classification as held for sale	(89.8)	—
Total Assets held for sale	$126.8	$154.7

Notes payable and other debt	$14.1	$2.0
Accounts payable	10.2	6.4
Operating lease liabilities	31.3	12.9
Deferred revenue	—	0.2
Accrued and other liabilities	25.4	24.3
Total Liabilities associated with assets held for sale	$81.0	$45.8

As a result of the Grace Disposal Group classification as held for sale as of December 31, 2022, the Company measured the disposal group at its fair value less costs to sell and accordingly recorded impairment of $89.8 million in the fourth quarter of 2022.

Related Party Transactions within Discontinued Operations and Held for Sale: The Company enters into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which such relationships existed, revenues earned from transactions with such affiliates were $16.9 million, $9.3 million and $8.6 million for the years ended years ended December 31, 2022, 2021 and 2020, respectively. Expenses recognized from transactions with such affiliates were $4.8 million, $1.4 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Receivables from these affiliates were $6.9 million and $1.1 million as of December 31, 2022 and 2021, respectively. Amounts due to these affiliates were $0.4 million and $0.3 million as of December 31, 2022 and 2021, respectively.
24.    Subsequent Events
On February 28, 2023, the Company's Board of Directors declared a cash dividend of $0.22 per share of outstanding common stock, payable on April 4, 2023, to shareholders of record as of the close of business on March 17, 2023.

25.    Unaudited Summarized Quarterly Information
The unaudited summarized quarterly information for the fiscal years 2022 and 2021 have been reclassified as a result of the discontinued operations presentation as described in Note 23 – Held for Sale and Discontinued Operations. Unaudited quarterly results for the years ended December 31, 2022 and 2021, were as follows (in millions, except per share amounts):

	2022
	Q1	Q2	Q3	Q4
Revenue	$59.2	$51.1	$49.4	$70.8
Total operating profit (loss)	$22.4	$11.8	$19.0	$26.9
Income (Loss) from Continuing Operations	$9.6	$5.5	$5.8	$16.2
Income (loss) from discontinued operations, net of income taxes	$1.4	$(1.1)	$1.0	$(87.9)
Net income (loss) attributable to A&B shareholders	$10.5	$4.1	$6.4	$(71.6)

Net income (loss) available to A&B common shareholders	$10.5	$4.0	$6.3	$(71.6)

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.13	$0.08	$0.08	$0.22
Discontinued operations available to A&B shareholders	0.01	(0.02)	0.01	(1.21)
Net income (loss) available to A&B shareholders	$0.14	$0.06	$0.09	$(0.99)

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.13	$0.07	$0.08	$0.22
Discontinued operations available to A&B shareholders	0.01	(0.02)	0.01	(1.21)
Net income (loss) available to A&B shareholders	$0.14	$0.05	$0.09	$(0.99)

Weighted-average number of shares outstanding:
Basic	72.6	72.7	72.7	72.5
Diluted	72.8	72.8	72.8	72.7

	2021
	Q1	Q2	Q3	Q4
Revenue	$57.2	$59.5	$49.7	$87.6
Total operating profit (loss)	$26.6	$28.7	$20.8	$49.5
Income (Loss) from Continuing Operations	$13.7	$16.0	$7.8	$37.9
Income (loss) from discontinued operations, net of income taxes	$(3.8)	$(3.0)	$(1.3)	$(31.5)
Net income (loss) attributable to A&B shareholders	$9.9	$12.8	$6.4	$6.3

Net income (loss) available to A&B common shareholders	$9.9	$12.8	$6.3	$6.1

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.19	$0.22	$0.11	$0.52
Discontinued operations available to A&B shareholders	(0.05)	(0.04)	(0.02)	(0.44)
Net income (loss) available to A&B shareholders	$0.14	$0.18	$0.09	$0.08

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.19	$0.22	$0.11	$0.51
Discontinued operations available to A&B shareholders	(0.05)	(0.04)	(0.02)	(0.43)
Net income (loss) available to A&B shareholders	$0.14	$0.18	$0.09	$0.08

Weighted-average number of shares outstanding:
Basic	72.5	72.5	72.5	72.5
Diluted	72.6	72.6	72.7	72.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2023

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2023 Annual Meeting of Shareholders (“A&B’s 2023 Proxy Statement”), which section is incorporated herein by reference.
Executive Officers
As of February 15, 2023, the name of each executive officer of A&B (in alphabetical order), age (in parentheses), and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2023 Proxy Statement, which subsections are incorporated herein by reference.
References within this section to A&B include the Company and Alexander & Baldwin, Inc. prior to the Holding Company Merger, which was completed on November 8, 2017 in order to facilitate the Company's conversion to a REIT. Also, references to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its separation from Matson, Inc. on June 29, 2012.
Christopher J. Benjamin (59)
Chief Executive Officer of A&B, 1/16-present; President of A&B, 6/12-12/22; Chief Operating Officer of A&B, 6/12-12/15; President of Land Group of A&B Predecessor, 9/11-6/12; President of A & B Properties Inc., 9/11-8/15; Senior Vice President of A&B Predecessor, 7/05-8/11; Chief Financial Officer of A&B Predecessor, 2/04-8/11; Treasurer of A&B Predecessor, 5/06-8/11; Plantation General Manager, Hawaiian Commercial & Sugar Company, 3/09-3/11; first joined A&B Predecessor in 2001.
Meredith J. Ching (66)
Executive Vice President, External Affairs, of A&B, 3/18-present; Senior Vice President, External Affairs, of A&B, 6/12-3/18; Senior Vice President, Government & Community Relations, of A&B Predecessor, 6/07-6/12; first joined A&B Predecessor in 1982.
Clayton K. Y. Chun (45)
Executive Vice President, Chief Financial Officer and Treasurer of A&B, 12/22-present; Senior Vice President of A&B, 2/19-11/22; Chief Accounting Officer of A&B, 1/18-11/22; Vice President of A&B, 3/18-1/19; Controller of A&B, 9/15-11/22.
Derek T. Kanehira (57)
Senior Vice President, Human Resources, of A&B, 5/20-present; Vice President and Director of HR Services, Hawaii Employers Council, 1/17-4/20; Vice President and Director of Human Resources, Hawaii National Bank, 5/13-1/17.
Scott G. Morita (54)
Vice President and Corporate Counsel of A&B, 11/21-present; Associate General Counsel of A&B, 7/18-10/21; Partner, Schlack Ito, 3/13-6/18.
Lance K. Parker (49)
President of A&B, 1/23-present; Chief Operating Officer of A&B, 11/21-present; President of A&B Properties Hawai‘i, LLC ("ABP"), 9/15-present; Executive Vice President of A&B, 3/18-1/23; Chief Real Estate Officer of A&B, 10/17-11/21; Senior Vice President of ABP, 6/13-8/15; first joined A&B Predecessor in 2004.
Jerrod M. Schreck (49)

Executive Vice President of A&B, 4/21-present; President of Grace Pacific LLC, 4/19-present; Senior Vice President, Land Stewardship of A&B, 4/18-4/21;Vice President, Land Stewardship, of A&B, 4/17-4/18; Director, Land Stewardship and Energy Development, 9/15-4/17.

Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Board of Directors Information” in A&B’s 2023 Proxy Statement, which section is incorporated herein by reference.
Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2023 Proxy Statement, which subsection is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2023 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Shareholders' Security Ownership” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2023 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Relationships and Transactions” in A&B’s 2023 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2023 Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The financial statements are set forth in Item 8 of Part II above.

Financial Statement Schedules
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Alexander & Baldwin, Inc.
December 31, 2022

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Commercial Real Estate Segment
Industrial :
Kapolei Enterprise Center (HI)	$—	$7.9	$16.8	$0.7	$—	$7.9	$17.5	$25.4	$(2.1)	2019	2019
Harbor Industrial (HI)	—	0.1	—	1.3	—	0.1	1.3	1.4	(1.2)	1930	2018
Honokohau Industrial (HI)	—	5.0	4.8	0.1	—	5.0	4.9	9.9	(0.8)	Various	2017
Kailua Industrial/Other (HI)	—	10.5	2.0	0.8	—	10.6	2.7	13.3	(0.7)	Various	2013
Kakaako Commerce Center (HI)	—	16.9	20.6	3.4	—	16.9	24.0	40.9	(4.5)	1969	2014
Komohana Industrial Park (HI)	—	25.2	10.8	1.8	—	25.4	12.4	37.8	(4.3)	1990	2010
Opule Industrial (HI)	—	10.9	27.1	—	—	10.9	27.1	38.0	(2.8)	2005-2006, 2018	2018
P&L Warehouse (HI)	—	—	—	1.8	—	—	1.8	1.8	(0.9)	1970	1970
Port Allen (HI)	—	—	0.7	2.3	—	—	3.0	3.0	(2.4)	1983, 1993	1983-1993
Waipio Industrial (HI)	—	19.6	7.7	1.5	—	19.7	9.1	28.8	(3.0)	1988-1989	2009
Kahai Street Industrial (HI)	—	4.4	2.0	—	—	4.4	2.0	6.4	(0.1)	1973	2021
Maui Lani Industrial (HI)	—	0.2	0.3	—	—	0.2	0.3	0.5	—	2010	2011-2014

Office :
Kahului Office Building (HI)	—	1.0	0.4	7.9	—	1.0	8.3	9.3	(7.8)	1974	1989
Kahului Office Center (HI)	—	—	—	4.7	—	—	4.7	4.7	(4.0)	1991	1991
Lono Center (HI)	—	—	1.4	1.6	—	—	3.0	3.0	(1.8)	1973	1991
Gateway at Mililani Mauka South (HI)	—	7.0	3.5	7.3	—	7.0	10.8	17.8	(2.4)	1992, 2006	2012

Retail :
Aikahi Park Shopping Center (HI)	—	23.5	6.7	19.5	—	25.9	23.8	49.7	(4.7)	1971	2015
Gateway at Mililani Mauka (HI)	—	7.3	4.7	6.8	—	7.8	11.0	18.8	(2.8)	2008, 2013	2011
Hokulei Street (HI)	—	16.9	36.5	2.9	—	17.0	39.3	56.3	(6.2)	2015	2018
Kahului Shopping Center (HI)	—	—	—	3.3	—	0.6	2.7	3.3	(1.9)	1951	1951
Kailua Retail Other (HI)	—	85.1	73.8	23.2	—	87.1	95.0	182.1	(24.1)	Various	2013
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	4.0	—	0.9	16.5	17.4	(8.7)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	3.2	—	3.0	13.5	16.5	(6.5)	2004	2002
Lanihau Marketplace (HI)	—	9.4	13.2	2.9	—	9.4	16.1	25.5	(5.9)	1987	2010
Laulani Village (HI)	59.0	43.4	64.3	3.1	—	43.4	67.4	110.8	(10.0)	2012	2018
Manoa Marketplace (HI)	54.5	43.3	35.9	14.2	—	45.1	48.3	93.4	(8.3)	1977	2016
Napili Plaza (HI)	—	9.4	8.0	2.1	—	10.0	9.5	19.5	(3.0)	1991	2003, 2013
Pearl Highlands Center (HI)	79.9	43.4	96.2	19.1	—	43.6	115.1	158.7	(31.0)	1992-1994	2013
Port Allen Marina Ctr. (HI)	—	—	3.4	1.1	—	—	4.5	4.5	(2.7)	2002	1971
The Collection (HI)	—	0.4	2.2	0.8	—	0.4	3.0	3.4	(0.5)	2017	2018
The Shops at Kukui'ula (HI)	—	8.9	30.1	5.0	—	9.4	34.6	44.0	(9.8)	2009	2013
Waianae Mall (HI)	—	17.4	10.1	9.6	—	18.0	19.1	37.1	(5.3)	1975	2013
Waipio Shopping Center (HI)	—	24.0	7.6	2.5	—	24.5	9.6	34.1	(3.3)	1986, 2004	2009
Lau Hala Shops (HI)	—	—	—	39.1	—	15.2	23.9	39.1	(4.5)	2018	2018
Ho'okele (HI)	—	—	—	31.3	—	13.5	17.8	31.3	(3.2)	2017	2019
Puunene Shopping Center (HI)	—	24.8	28.6	7.9	—	25.2	36.1	61.3	(7.0)	2017	2018
Queens' Marketplace (HI)	—	20.4	58.9	1.5	—	20.3	60.5	80.8	(6.5)	2007	2019
Waipouli Town Center (HI)	—	5.9	9.7	1.6	—	6.0	11.2	17.2	(1.4)	1980	2019

Other :
Oahu Ground Leases (HI)	—	235.5	0.1	0.1	—	235.7	—	235.7	—	—	—
Other miscellaneous investments	—	0.5	0.1	7.2	—	0.6	7.2	7.8	(5.7)	—	—
Total	$193.4	$730.9	$612.2	$247.2	$—	$771.7	$818.6	$1,590.3	$(201.8)

Description (amounts in millions)	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)
Land Operations Segment
Kapolei Business Park West	$—	$6.2	$—	$—	$—	$6.2	$—	$6.2	$—
Kamalani	—	—	—	5.2	—	—	5.2	5.2	—
Maui Business Park II	—	—	—	22.1	—	—	22.1	22.1	—
Wailea	—	24.5	—	9.5	(3.1)	21.9	9.0	30.9	—
Other non-core landholdings	—	7.2	—	2.1	(5.2)	2.2	1.9	4.1	(0.5)
Total	$—	$37.9	$—	$38.9	$(8.3)	$30.3	$38.2	$68.5	$(0.5)
(1)    See Note 8 – Notes Payable and Other Debt to the consolidated financial statements.
(2)    The aggregate tax basis, at December 31, 2022, for the Commercial Real Estate segment and Land Operations segment assets was approximately $675.6 million.
(3)    Depreciation is computed based upon the following estimated useful lives:
    Building and improvements:    10 – 40 years
    Leasehold improvements:    5 – 10 years (lesser of useful life or lease term)
    Other property improvements:    3 – 35 years

Reconciliation of Real Estate (in millions)	2022	2021	2020
Balance at beginning of year	$1,653.2	$1,625.4	$1,619.3
Additions and improvements	24.5	45.4	20.4
Dispositions, retirements and other adjustments	(13.9)	(17.6)	(14.3)
Impairment of assets	(5.0)	—	—
Balance at end of year	$1,658.8	$1,653.2	$1,625.4

Reconciliation of Accumulated Depreciation (in millions)	2022	2021	2020
Balance at beginning of year	$180.5	$154.4	$127.5
Depreciation expense	28.6	27.3	27.4
Dispositions, retirements and other adjustments	(6.8)	(1.2)	(0.5)
Balance at end of year	$202.3	$180.5	$154.4

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
3.b. Amended and Restated Bylaws of Alexander & Baldwin, Inc., effective as of July 26, 2022 (Exhibit 3.b to Form 10-Q for the quarter ended June 30, 2022).
4.    Instruments defining the rights of security holders.
4.a.  Description of Capital Stock (Exhibit 4.1 to Form 8-K, dated November 8, 2017).
4.b.  Form of Company Common Stock Certificate (Exhibit 4.2 to Form 8-K, dated November 8, 2017).
4.c. Description of Registrant's Securities (Exhibit 4.c. to Form 10-K for the year ended December 31, 2019).
10.    Material contracts.
10.a. (i) Credit Agreement between Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), First Hawaiian Bank, Bank of America, N.A. and the other lenders party thereto, dated as of June 4, 2012 (Exhibit 10.2 to Form 8-K, dated June 4, 2012).
(ii)  First Amendment to Credit Agreement by and among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, Inc., A&B II, LLC, Bank of America, N.A., and First Hawaiian Bank, dated December 18, 2013 (Exhibit 10.a.(xvi) to Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended March 31, 2015).
(iii)  Second Amended and Restated Credit Agreement by and among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America N.A., First Hawaiian Bank, and other lenders party thereto, dated September 15, 2017 (Exhibit 10.1 to Form 8-K, dated September 19, 2017).
(iv) Third Amended and Restated Credit Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin Investments, LLC, A&B II, LLC, Grace Pacific LLC, Bank of America N.A., First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, dated August 31, 2021 (Exhibit 10.1 to Form 8-K, dated August 31, 2021).

(v)  Joinder Agreement, by Alexander & Baldwin, Inc., dated November 8, 2017, to Second Amended and Restated Credit Agreement, dated September 15, 2017, among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America, N.A., First Hawaiian Bank, and other lenders party thereto (Exhibit 10.a.(xi) to Form 10-K for the year ended December 31, 2017).
(vi)  Amended and Restated Credit Agreement, dated December 10, 2015, among Alexander & Baldwin, LLC, Grace Pacific LLC, Bank of America, N.A., and other lenders party thereto (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2015).

(vii)  Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of June 4, 2012 (Exhibit 10.1 to Form 8-K, dated June 4, 2012).
(viii)  Modification to Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of September 27, 2013 (Exhibit 10.a.(xviii) to Form 10-Q for the quarter ended September 30, 2013).
(ix)  Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated December 10, 2015 (Exhibit 10.a.(xx) to Form 10-K for the year ended December 31, 2015).
(x) Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated August 31, 2021 (Exhibit 10.2 to Form 8-K, dated August 31, 2021).

(xi)  Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated September 15, 2017 (Exhibit 10.2 to Form 8-K, dated September 19, 2017)
(xii)  Joinder Agreement, by Alexander & Baldwin, Inc. (formerly Alexander & Baldwin REIT Holdings, Inc.), dated November 8, 2017, to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated December 10, 2015, as amended, between Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., and the other Guarantors party thereto, on the one hand, and the Purchasers party thereto, on the other hand (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2017).
(xiii)  Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement, by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated January 8, 2018 (Exhibit 10.a.(xviii) to Form 10‑K for the year ended December 31, 2017).
(xiv)  Series J Senior Notes (No. J-1 through No. J-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xix) to Form 10-Q for the quarter ended March 31, 2018).
(xv)  Series K Senior Notes (No. K-1 through No. K-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xx) to Form 10-Q for the quarter ended March 31, 2018).
(xvi)  Series L Senior Notes (No. L-1 through No. L-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xxi) to Form 10-Q for the quarter ended March 31, 2018).
(xvii) Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated December 20, 2017 (Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2021).
(xviii) First Amendment to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated March 5, 2018 (Exhibit 10.3 to Form 10-K for the year ended December 31, 2021).
(xix) Second Amendment to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated August 31, 2021 (Exhibit 10.3 to Form 8-K, dated August 31, 2021).

(xx)  Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013 (Exhibit 10.a.(xxii) to Form 10-Q for the quarter ended September 30, 2013).
(xxi)  Promissory Note between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.1 to Form 8-K, dated December 1, 2014).
(xxii)  Mortgage and Security Agreement between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.2 to Form 8-K, dated December 1, 2014).
(xxiii)  Term Loan Agreement among Kukui‘ula Village LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxvi) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxiv)  Real Estate Term Loan Agreement among Kukui‘ula Village LLC, Kukui‘ula Development Company (Hawaii), LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxv)  Promissory Note by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended September 30, 2016).
(xxvi)  Mortgage, Security Agreement and Fixture Filing by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended September 30, 2016).
(xxvii)  Limited Liability Company Agreement of Alexander & Baldwin Investments, LLC, dated as of November 8, 2017 (Exhibit 10.1 to Form 8-K, dated November 8, 2017).
(xxviii)  Term Loan Agreement, among Alexander & Baldwin, LLC, Grace Pacific LLC, the other borrowers party thereto, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the other lenders party thereto, dated February 26, 2018 (Exhibit 10.a.(xxxiii) to Form 10-Q for the quarter ended March 31, 2018).
(xxix)  Promissory Note by TRC Laulani Village, LLC in favor of The Northwestern Mutual Life Insurance Company, dated April 10, 2014 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended March 31, 2018).
(xxx)  Loan Assumption and Amendment to Loan Documents, among TRC Laulani Village, LLC, ABP E1 LLC, ABP ER1 LLC, and The Northwestern Mutual Life Insurance Company, dated February 23, 2018 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended March 31, 2018).
(xxxi)  Purchase and Sale Agreement and Escrow Instructions by Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and A & B Properties Hawaii, LLC, Series R, and Mahi Pono Holdings, LLC, dated December 17, 2018 (Exhibit 10.1 to Form 8-K, dated December 20, 2018).
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
(xxiv)  Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xix) to Form 10-K for the year ended December 31, 2014).
(xxv) Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xxv) to Form 10-K for the year ended December 31, 2021).
(xxvi)  Form of Performance Share Unit Award Agreement (Exhibit 10.b.1.(xx) to Form 10-K for the year ended December 31, 2014).
(xxvii)  Form of Letter Agreement (Exhibit 10.1 to Form 8-K, dated June 28, 2012).
(xxviii) Form of Letter Agreement (current participants) (Exhibit 10.b.1(xxviii) to Form 10-Q for the quarter ended March 31, 2022).

(xxix) Form of Letter Agreement (prospective participants) (Exhibit 10.b.1(xxix) to Form 10-Q for the quarter ended March 31, 2022).
(xxx) Alexander & Baldwin, Inc. Executive Severance Plan, amended and restated as of January 1, 2022 (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2021).

(xxxi)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).
(xxxii)  Amendment No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014 (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended September 30, 2014).
(xxxiii) Amendment No. 2 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, effective January 1, 2018 (Exhibit 10.b.1(xxx) to Form 10-Q for the quarter ended March 31, 2021).

(xxxiv)  Alexander & Baldwin, Inc. Excess Benefits Plan (Exhibit 10.4 to Form 8-K, dated June 28, 2012).
(xxxv)  Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of March 1, 2013 (Exhibit 10.b.1(xxiii) to Form 10-Q for the quarter ended March 31, 2013).
(xxxvi) Amendment No. 2 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of January 1, 2020 (Exhibit 10.b.1(xxxii) to Form 10-K for the year ended December 31, 2019).
(xxxvii) Amendment No. 3 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of April 1, 2020 (Exhibit 10.b.1(xxxiv) to Form 10-Q for the quarter ended March 31, 2021).

(xxxviii)  Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended June 30, 2012).
(xxxix)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10‑Q for the quarter ended June 30, 2012).
(xl) Amendment No. 4 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of April 1, 2022 (Exhibit 10.b.1(xxxviii) to Form 10-Q for the quarter ended March 31, 2022).
(xli)  Amendment No. 1 to the Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013 (Exhibit 10.b.1(xxvi) to Form 10‑Q for the quarter ended March 31, 2013).
(xlii) 2019 Alexander & Baldwin Nonqualified Defined Contribution Plan Adoption Agreement (Exhibit 10.b.1(xxxviii) to Form 10-K for the year ended December 31, 2019).
(xliii) Base Plan for 2019 Alexander & Baldwin Nonqualified Defined Contribution Plan Adoption Agreement (Exhibit 10.b.1(xxxix) to Form 10-K for the year ended December 31, 2019).
(xliv) Alexander & Baldwin, Inc. 2021 Executive Simplification Incentive Program, effective February 22, 2021 (Exhibit 10.b.1(xl) to Form 10-Q for the quarter ended March 31, 2021).

(xlv) Alexander & Baldwin, Inc. 2022 Omnibus Incentive Plan (Appendix A to Proxy Statement filed on March 15, 2022).

(xlvi) Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 10.b.1(xlvii) to Form 10-Q for the quarter ended March 31, 2022).

(xlvii) Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1(xlviii) to Form 10-Q for the quarter ended September 30, 2022).

(xlviii) Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(xlix) to Form 10-Q for the quarter ended September 30, 2022).

(xlix) Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 10.b.1.(l) to Form 10-Q for the quarter ended September 30, 2022).

(l) Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(li) to Form 10-Q for the quarter ended September 30, 2022).

(li) Notice of Award of Time-Based Restricted Stock Units, dated February 1, 2023, for Christopher J. Benjamin; Time-Based Restricted Stock Award Agreement between Alexander & Baldwin, Inc. and Christopher J. Benjamin (Exhibit 10.1 to Form 8-K, dated February 2, 2023).

(lii) Consulting Agreement, dated January 30, 2023, between Alexander & Baldwin, Inc. and Christopher J. Benjamin (Exhibit 10.2 to Form 8-K, dated February 2, 2023).

(liii) Letter Agreement, dated January, 2023, between Alexander & Baldwin, Inc. and Christopher J. Benjamin (Exhibit 10.3 to Form 8-K, dated February 2, 2023).

    *All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.
21.1  Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2023.
23.1 Consent of Deloitte & Touche LLP dated March 1, 2023.
23.2 Consent of Deloitte & Touche LLP dated March 1, 2023.
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
99.1 Financial Statements of Kukui`ula Development Company (Hawaii), LLC as of and for the year ended December 31, 2022
99.2 Financial Statements of Kukui`ula Development Company (Hawaii), LLC as of and for the years ended December 31, 2021 and 2020
95.  Mine Safety Disclosure.
101. The following information from Alexander & Baldwin, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104. Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

March 1, 2023	By: /s/ Christopher J. Benjamin
Christopher J. Benjamin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric K. Yeaman	Chairman of the Board	March 1, 2023
Eric K. Yeaman

/s/ Christopher J. Benjamin	Chief Executive Officer	March 1, 2023
Christopher J. Benjamin	and Director

/s/ Clayton K.Y. Chun	Executive Vice President,	March 1, 2023
Clayton K.Y. Chun	Chief Financial Officer and Treasurer

/s/ Diana M. Laing	Director	March 1, 2023
Diana M. Laing

/s/ John T. Leong	Director	March 1, 2023
John T. Leong

/s/ Thomas A. Lewis, Jr.	Director	March 1, 2023
Thomas A. Lewis, Jr.

/s/ Douglas M. Pasquale	Lead Independent	March 1, 2023
Douglas M. Pasquale	Director

/s/ Michele K. Saito	Director	March 1, 2023
Michele K. Saito