Form 10-Q
period 2023-03-31
Alexander & Baldwin, Inc.
filed 2023-05-05
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of March 31, 2023: 72,593,773

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions; unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Real estate investments
Real estate property	$1,600.7	$1,598.9
Accumulated depreciation	(209.3)	(202.3)
Real estate property, net	1,391.4	1,396.6
Real estate developments	59.9	59.9
Investments in real estate joint ventures and partnerships	7.4	7.5
Real estate intangible assets, net	41.8	43.6
Real estate investments, net	1,500.5	1,507.6
Cash and cash equivalents	10.7	33.3
Restricted cash	1.0	1.0
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $2.4 million and $2.5 million as of March 31, 2023, and December 31, 2022, respectively	4.2	6.1
Other property, net	2.3	2.5
Operating lease right-of-use assets	3.0	5.4
Goodwill	8.7	8.7
Other receivables, net of allowances of $3.6 million and $2.7 million as of March 31, 2023, and December 31, 2022, respectively	8.0	6.9
Prepaid expenses and other assets	92.6	89.0
Assets held for sale	125.1	126.8
Total assets	$1,756.1	$1,787.3

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$479.2	$472.2
Accounts payable	4.9	4.5
Operating lease liabilities	2.9	4.9
Accrued pension and post-retirement benefits	10.1	10.1
Deferred revenue	71.9	68.8
Accrued and other liabilities	81.7	102.1
Liabilities associated with assets held for sale	77.8	81.0
Total liabilities	728.5	743.6
Commitments and Contingencies (Note 7)
Redeemable Noncontrolling Interest	7.6	8.0
Equity:
Common stock - no par value; authorized, 150.0 million shares; outstanding, 72.6 million and 72.5 million shares at March 31, 2023 and December 31, 2022, respectively	1,807.6	1,808.4
Accumulated other comprehensive income (loss)	(2.2)	1.8
Distributions in excess of accumulated earnings	(785.4)	(774.5)
Total A&B shareholders' equity	1,020.0	1,035.7
Total liabilities and equity	$1,756.1	$1,787.3
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data; unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Revenue:
Commercial Real Estate	$47.9	$46.3
Land Operations	2.5	12.9
Total operating revenue	50.4	59.2
Operating Costs and Expenses:
Cost of Commercial Real Estate	25.0	24.0
Cost of Land Operations	3.6	9.2
Selling, general and administrative	8.7	8.8
Total operating costs and expenses	37.3	42.0
Gain (loss) on disposal of non-core assets, net	1.1	—
Operating Income (Loss)	14.2	17.2
Other Income and (Expenses):
Income (loss) related to joint ventures	0.4	1.4
Pension termination	—	(3.2)
Interest and other income (expense), net (Note 2)	(0.1)	(0.1)
Interest expense	(5.0)	(5.7)
Income (Loss) from Continuing Operations	9.5	9.6
Income (loss) from discontinued operations, net of income taxes	(4.2)	1.4
Net Income (Loss)	5.3	11.0
Loss (income) attributable to discontinued noncontrolling interest	$—	$(0.5)
Net Income (Loss) Attributable to A&B Shareholders	$5.3	$10.5

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.13	$0.13
Discontinued operations available to A&B shareholders	(0.06)	0.01
Net income (loss) available to A&B shareholders	$0.07	$0.14

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.13	$0.13
Discontinued operations available to A&B shareholders	(0.06)	0.01
Net income (loss) available to A&B shareholders	$0.07	$0.14

Weighted-Average Number of Shares Outstanding:
Basic	72.5	72.6
Diluted	72.6	72.8

Amounts Available to A&B Common Shareholders (Note 14):
Continuing operations available to A&B common shareholders	$9.5	$9.6
Discontinued operations available to A&B common shareholders	(4.2)	0.9
Net income (loss) available to A&B common shareholders	$5.3	$10.5

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions; unaudited)

	Three Months Ended March 31,
	2023	2022
Net Income (Loss)	$5.3	$11.0
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	(3.7)	3.4
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	(0.3)	0.4
Employee benefit plans:
Amortization of net loss included in net periodic benefit cost	—	0.9
Pension termination	—	3.2
Other comprehensive income (loss), net of tax	(4.0)	7.9
Comprehensive Income (Loss)	1.3	18.9
Comprehensive (income) loss attributable to discontinued noncontrolling interest	—	(0.5)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$1.3	$18.4
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions; unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$5.3	$11.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss (income) from discontinued operations	4.2	(1.4)
Depreciation and amortization	9.2	9.9
Loss (gain) from disposals and asset transactions, net	(1.1)	—
Share-based compensation expense	1.6	1.5
Equity in (income) loss from affiliates, net of operating cash distributions	(0.4)	0.1
Pension termination	—	3.2
Changes in operating assets and liabilities:
Trade and other receivables	(1.4)	(0.8)
Prepaid expenses, income tax receivable and other assets	(1.2)	(5.7)
Development/other property inventory	(0.1)	3.1
Accrued pension and post-retirement benefits	—	0.8
Accounts payable	0.2	0.3
Accrued and other liabilities	(3.6)	(4.8)
Operating cash flows from continuing operations	12.7	17.2
Operating cash flows from discontinued operations	(7.2)	(9.9)
Net cash provided by (used in) operations	5.5	7.3
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(3.0)	(2.2)
Proceeds from disposal of assets	1.6	—
Payments for purchases of investments in affiliates and other investments	(0.1)	(0.1)
Investing cash flows from continuing operations	(1.5)	(2.3)
Investing cash flows from discontinued operations	2.2	(1.6)
Net cash provided by (used in) investing activities	0.7	(3.9)
Cash Flows from Financing Activities:
Payments of notes payable and other debt and deferred financing costs	(18.0)	(10.2)
Borrowings (payments) on line-of-credit agreement, net	25.0	—
Cash dividends paid	(32.0)	(27.0)
Repurchases of common stock and other payments	(2.4)	(2.2)
Financing cash flows from continuing operations	(27.4)	(39.4)
Financing cash flows from discontinued operations	(0.4)	(0.3)
Net cash provided by (used in) financing activities	(27.8)	(39.7)

Cash, Cash Equivalents, Restricted Cash, and Cash included in Assets Held for Sale
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash included in assets held for sale	(21.6)	(36.3)
Balance, beginning of period	34.4	71.0
Balance, end of period	$12.8	$34.7

	Three Months Ended March 31,
	2023	2022
Other Cash Flow Information:
Interest paid, net of capitalized interest	$(4.9)	$(4.9)
Income tax (payments)/refunds, net	$0.2	$—

Noncash Investing and Financing Activities from continuing operations:
Increase (decrease) in capital expenditures included in accounts payable and accrued and other liabilities	$0.3	$—
Dividends declared but unpaid at end of period	$0.6	$—
Increase (decrease) in escrow and other receivables from subsidiary and asset disposals	$0.3	$—

Noncash Investing and Financing Activities from discontinued operations:
Increase (decrease) in capital expenditures included in liabilities associated with assets held for sale	$0.2	$0.1
Distribution to noncontrolling interests included in liabilities associated with assets held for sale	$0.3	$—

Reconciliation of cash, cash equivalents, restricted cash, and cash included in assets held for sale:
Beginning of the period:
Cash and cash equivalents	$33.3	$65.4
Restricted cash	1.0	1.0
Cash included in assets held for sale	0.1	4.6
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$34.4	$71.0

End of the period:
Cash and cash equivalents	$10.7	$32.6
Restricted cash	1.0	1.0
Cash included in assets held for sale	1.1	1.1
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$12.8	$34.7

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Three Months Ended March 31, 2023 and 2022
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2022	72.5	$1,810.5	$(80.7)	$(663.2)	$1,066.6	$6.9
Net income (loss)	—	—	—	10.5	10.5	0.5
Other comprehensive income (loss), net of tax	—	—	7.9	—	7.9	—
Dividend on common stock ($0.19 per share)	—	—	—	(13.9)	(13.9)	—
Share-based compensation	—	1.5	—	—	1.5	—
Shares issued (repurchased), net	0.2	(2.4)	—	0.2	(2.2)	—
Balance, March 31, 2022	72.7	$1,809.6	$(72.8)	$(666.4)	$1,070.4	$7.4

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2023	72.5	$1,808.4	$1.8	$(774.5)	$1,035.7	$8.0
Net income (loss)	—	—	—	5.3	5.3	—
Other comprehensive income (loss), net of tax	—	—	(4.0)	—	(4.0)	—
Dividend on common stock ($0.22 per share)	—	—	—	(16.2)	(16.2)	—
Distributions to noncontrolling interest	—	—	—	—	—	(0.4)
Share-based compensation	—	1.6	—	—	1.6	—
Shares issued (repurchased), net	0.1	(2.4)	—	—	(2.4)	—
Balance, March 31, 2023	72.6	$1,807.6	$(2.2)	$(785.4)	$1,020.0	$7.6
See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. The Company operates in two segments: Commercial Real Estate ("CRE") and Land Operations. As of March 31, 2023, the Company's commercial real estate portfolio resides entirely in Hawai‘i and consists of 22 retail centers, 12 industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area ("GLA"), as well as 142.0 acres of land under ground leases. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Basis of Presentation: The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interest for each of the three years ended December 31, 2022, 2021, and 2020, respectively, and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission ("SEC").
Reclassifications: Prior to December 31, 2022, the Company operated and reported on three segments: Commercial Real Estate; Land Operations; and Materials & Construction ("M&C"). During the fourth quarter of 2022, the Company's wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific") and Company-owned quarry land on Maui ("Maui Quarries") (collectively, the "Grace Disposal Group"), which made up the majority of activity in the Company’s former M&C segment, met the criteria for classification as held for sale and discontinued operations. Accordingly, the assets and liabilities associated with the Grace Disposal Group are classified as held for sale in the condensed consolidated balance sheets, its financial results are classified as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented, and the Company’s former Materials and Construction ("M&C") segment has been eliminated. As a result of this strategic shift, the chief operating decision maker began reviewing all investments in unconsolidated affiliates together within the Land Operations segment. This change resulted in a reorganization to present the income (loss) related to one joint venture, which historically was included in the results of the former M&C segment, to now be included in the results of the Land Operations segment. All comparable information for the historical periods has been retrospectively adjusted to reflect the impact of these changes. Refer to Note 17 – Held for Sale and Discontinued Operations for additional information regarding the Grace Disposal Group, including the assets held for sale, liabilities associated with held for sale and income (loss) from discontinued operations. Unless otherwise noted, disclosures within the remaining notes to these condensed consolidated financial statements relate solely to the Company's continuing operations.
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
2.    Significant Accounting Policies
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2022 Form 10-K. There have not been any changes to the Company's significant accounting policies as described in the Company's 2022 Form 10-K.

Recently issued accounting pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform, establishing ASC Topic 848, and amended the standard thereafter through ASU No. 2021-01 and ASU No. 2022-06 (collectively, "ASC 848"). ASC 848 provides optional practical expedients and exceptions related to the impacts of reference rate reform that affect certain debt, leases, derivatives and other contracts if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company plans to adopt ASU 2020-04 during the second quarter of 2023 after modifying certain debt to update the reference rate from LIBOR to the Secured Overnight Financing Rate (SOFR). The Company will continue to assess the impact of the guidance and may apply other elections as applicable going forward.
Interest and other income (expense), net
Interest and other income (expense), net for the three months ended March 31, 2023 and 2022, included the following (in millions):

	Three Months Ended March 31,
	2023	2022
Interest income	$0.1	$0.1
Pension and post-retirement benefit (expense)	(0.2)	(0.2)
Interest and other income (expense), net	$(0.1)	$(0.1)

3.    Investments in Affiliates
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three months ended March 31, 2023 and 2022, is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues	$37.9	$29.4
Operating costs and expenses	34.4	28.5
Gross Profit (Loss)	$3.5	$0.9
Income (Loss) from Continuing Operations[1]	$(1.3)	$(2.9)
Net Income (Loss)[1]	$(1.3)	$2.3

[1] Includes earnings from equity method investments held by the investee.
During the three months ended March 31, 2023 and 2022, Income (loss) related to joint ventures was $0.4 million and $1.4 million, respectively, and return on investment operating cash distributions was zero and $1.5 million, respectively.
4.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of March 31, 2023 and 2022, (in millions):

		Fair Value Measurements at
		March 31, 2023
	Condensed Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$4.4	$—	$4.4	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(5.7)	$—	$(5.7)	$—

		Fair Value Measurements at
		December 31, 2022
	Condensed Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$5.5	$—	$5.5	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(2.8)	$—	$(2.8)	$—
Derivative Financial Instruments: The Company records its interest rate swaps at fair value. The fair values of the Company's interest rate swaps are classified as Level 2 measurements in the fair value hierarchy and are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs (refer to Note 6 – Derivative Instruments for fair value information regarding the Company's derivative instruments).
Non-Recurring Fair Value
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment is discussed in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2022 Form 10-K.
The following table presents the fair value hierarchy and quantitative information about the significant unobservable inputs used to determine the fair value of long-lived assets held and used and assets held for sale, net for which a nonrecurring fair value adjustment was recorded (in millions):

	Fair Value Measurements at					Quantitative Information about
	December 31, 2022					Level 3 Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Valuation Technique/ Unobservable Inputs	Weighted Average Discount Rate
Assets held for sale, net[1,2]	$50.0	$—	$—	$50.0	$(89.8)	Indicative bids	N/A
Long-lived assets[3]	—	—	—	—	(5.0)	Discounted cash flows/	16%
						Market comparables	N/A
Total	$50.0	$—	$—	$50.0	$(94.8)

[1] Assets or liabilities are presented in Assets held for sale or Liabilities associated with assets held for sale, respectively, in the Condensed Consolidated Balance Sheets. Impairment loss is presented in Income (loss) from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Operations.

[2] Assets held for sale of $126.8 million, net of liabilities associated with assets held for sale of $81.0 million, and excluding estimated selling costs of $4.2 million.
[3] Included in Real estate property in the Condensed Consolidated Balance Sheets. Impairment loss is presented in Cost of Land Operations in the Condensed Consolidated Statements of Operations.
Assets Held for Sale, net: As a result of the Grace Disposal Group's classification as held for sale as of December 31, 2022, the Company measured the disposal group at its fair value less costs to sell and recorded an impairment charge of $89.8 million for the year ended December 31, 2022. During the three months ended March 31, 2023, the Company recorded no additional impairment charges related to assets and liabilities held for sale. The fair value of the Grace Disposal Group is classified as a Level 3 measurement in the fair value hierarchy because it is determined using significant unobservable inputs such as management assumptions about expected sales proceeds from third parties.
Impairment of Long-lived Assets Held and Used and Finite-Lived Intangible Assets: During the year ended December 31, 2022, the Company recognized an impairment charge of $5.0 million related to parcels of conservation and agriculture zoned land on Oahu. During the three months ended March 31, 2023, the Company did not recognize any impairments of long-lived assets held and used or finite-lived intangible assets. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates, and management assumptions.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our condensed consolidated balance sheets include cash and cash equivalents, restricted cash, accounts and notes receivable, net and notes payable and other debt. The fair value of the Company's cash and cash equivalents, restricted cash, accounts receivable, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments, which is classified as Level 1 measurement in the fair value hierarchy.

The fair value of the Company's notes receivable approximated the carrying amount of $1.9 million as of March 31, 2023 and December 31, 2022. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.
At March 31, 2023, the carrying amount of the Company's notes payable and other debt was $479.2 million and the corresponding fair value was $461.4 million. At December 31, 2022, the carrying amount of the Company's notes payable and other debt was $472.2 million and the corresponding fair value was $449.2 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.

5.    Notes Payable and Other Debt
As of March 31, 2023 and December 31, 2022, notes payable and other debt consisted of the following (dollars in millions):

	Interest Rate (%)	Maturity Date	Principal Outstanding
			March 31, 2023	December 31, 2022
Secured:
Laulani Village	3.93%	2024	$58.8	$59.0
Pearl Highlands	4.15%	2024	76.7	77.3
Photovoltaic Financing	(1)	2027	2.5	2.6
Manoa Marketplace	(2)	2029	54.0	54.5
Subtotal			$192.0	$193.4
Unsecured:
Series A Note	5.53%	2024	$14.2	$14.2
Series J Note	4.66%	2025	10.0	10.0
Series B Note	5.55%	2026	27.0	36.0
Series C Note	5.56%	2026	11.0	11.0
Series F Note	4.35%	2026	13.6	15.2
Series H Note	4.04%	2026	50.0	50.0
Series K Note	4.81%	2027	34.5	34.5
Series G Note	3.88%	2027	22.1	28.1
Series L Note	4.89%	2028	18.0	18.0
Series I Note	4.16%	2028	25.0	25.0
Term Loan 5	4.30%	2029	25.0	25.0
Subtotal			$250.4	$267.0
Revolving Credit Facilities:
A&B Revolver	(3)	2025	37.0	12.0
Total debt (contractual)			$479.4	$472.4
Unamortized debt issuance costs			(0.2)	(0.2)
Total debt (carrying value)			$479.2	$472.2

(1) Financing lease has an interest rate of 4.14%.
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
On April 28, 2023, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement ("A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, which transitioned the interest rate from LIBOR to a benchmark based on SOFR. All other terms of the agreement remain substantially unchanged.

6.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate interest debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed-rate and variable-rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.

Cash Flow Hedges of Interest Rate Risk
The Company has three interest rate swap agreements designated as cash flow hedges, whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	March 31, 2023	March 31, 2023	December 31, 2022
Interest Rate Swap Agreements
4/7/2016	8/1/2029	3.14%	$54.0	$4.4	$5.5
Forward Interest Rate Swap Agreements
5/1/2024	12/9/2031	4.88%	$57.0	$(2.6)	$(1.3)
12/9/2024	12/9/2031	4.83%	$73.0	$(3.1)	$(1.5)

The asset related to the interest rate swap as of March 31, 2023 and December 31, 2022, is presented within Prepaid expenses and other assets in the condensed consolidated balance sheets. The liability related to the forward interest rate swaps as of March 31, 2023 and December 31, 2022, is presented within Accrued and other liabilities in the condensed consolidated balance sheets. The changes in fair value of the cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statements of comprehensive income (loss) during the three months ended March 31, 2023 and 2022, (in millions):

	Three Months Ended March 31,
	2023	2022
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$(3.7)	$3.4
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(0.3)	$0.4

As of March 31, 2023, the Company expects to reclassify $1.4 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.
7.    Commitments and Contingencies
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's condensed consolidated balance sheet as of March 31, 2023:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facility totaled $1.1 million as of March 31, 2023. These letters of credit primarily relate to the Company's workers' compensation plans and if drawn upon, the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's real estate activities totaled $18.6 million as of March 31, 2023, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.
•Bonds related to Grace Pacific totaled $328.4 million as of March 31, 2023, and represent the face value of construction bonds issued by third party sureties (bid, performance and payment bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of March 31, 2023, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $130.3 million.
The Company also provides certain bond indemnities and guarantees of indebtedness for unconsolidated affiliates accounted for as equity method investments related to Grace Pacific.
•Bond indemnities are provided for the benefit of the third-party surety in exchange for construction bonds (bid, performance and payment bonds). Under such bond indemnities, the Company and the joint venture partners agree to indemnify the surety bond issuer from all losses and expenses arising from the failure of the joint venture to complete the specified bonded construction; the Company may be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date if the joint venture does not perform.
•Guarantees of indebtedness may be provided by the Company for the benefit of financial institutions providing credit to unconsolidated equity method investees. As of March 31, 2023, the Company had no such arrangements with third party lenders related to its unconsolidated equity method investees and no amounts outstanding.
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
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, the Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. On February 17, 2022, the Sierra Club filed its notice of appeal challenging the decision on the August 2020 trial. The court separately considered a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny it a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. In that case, on May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated, ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits would be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 to address the continuation of the revocable permits for both calendar years 2021 and 2022 and BLNR issued a decision on June 30, 2022. On December 27, 2021, while BLNR’s decision in the contested case hearing was pending, the court further modified its ruling to allow the permits to remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court. On April 26, 2022, the court orally granted an extension of the May 1, 2022 deadline to the earlier of June 15, 2022, or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or as may be further ordered by the court. On June 1, 2022, the court granted an extension of the June 15, 2022 deadline to the earlier of July 15, 2022 or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022 or as may be further ordered by the court. On June 30, 2022, the BLNR issued its final decision on the contested case hearing on the permits for calendar years 2021 and 2022, approving the continuation of the permits through the end of calendar year 2022. The Sierra Club filed a notice of appeal of that decision to the Circuit Court of the First Circuit in Hawai‘i and on March 31, 2023, the Circuit Court entered its Order on Appeal dismissing the Sierra Club's appeal as moot. The Company and the BLNR also appealed the court’s determination that the Sierra Club was entitled to a contested case hearing on the 2021 revocable permits.
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

8.    Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 9 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three months ended March 31, 2023 and 2022, was as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues:
Commercial Real Estate	$47.9	$46.3
Land Operations:
Development sales revenue	—	6.3
Unimproved/other property sales revenue	0.9	1.8
Other operating revenue	1.6	4.8
Land Operations	2.5	12.9
Total revenues	$50.4	$59.2

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in millions):

	March 31, 2023	December 31, 2022
Accounts receivable	$6.6	$8.6
Allowances (credit losses and doubtful accounts)	(2.4)	(2.5)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$4.2	$6.1

Variable consideration[1]	$62.0	$62.0
Prepaid rent	7.4	4.4
Other deferred revenue	2.5	2.4
Deferred revenue	$71.9	$68.8

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three months ended March 31, 2023, the Company did not recognize any revenue related to the Company's variable consideration and other deferred revenue reported as of December 31, 2022.

9.    Leases - The Company as a Lessor
The Company leases real estate property to tenants under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
The historical cost of, and accumulated depreciation on, leased property as of March 31, 2023, and December 31, 2022, were as follows (in millions):

	March 31, 2023	December 31, 2022
Leased property - real estate	$1,573.5	$1,572.0
Less: accumulated depreciation	(208.9)	(201.8)
Property under operating leases - net	$1,364.6	$1,370.2
Total rental income (i.e., revenue) under these operating leases during the three months ended March 31, 2023 and 2022, relating to lease payments and variable lease payments were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Lease payments	$33.1	$32.2
Variable lease payments	15.6	14.9
Revenues deemed uncollectible, net	(0.7)	0.3
Total rental income	$48.0	$47.4
Contractual future lease payments to be received on non-cancelable operating leases as of March 31, 2023, were as follows (in millions):

March 31, 2023
2023	$94.3
2024	116.9
2025	100.1
2026	86.8
2027	75.7
2028	63.4
Thereafter	497.5
Total future lease payments to be received	$1,034.7
10.    Leases - The Company as a Lessee
There have been no material changes from the Company's leasing activities as a lessee described in Note 13 to the consolidated financial statements included in Item 8 of the Company's 2022 Form 10-K. The following table provides information about the Company's operating lease costs recognized during the three months ended March 31, 2023 and 2022, (in millions):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$0.6	$0.6

11.    Share-based Payment Awards
The 2022 Incentive Compensation Plan ("2022 Plan") allows for the granting of stock options, stock appreciation rights, stock awards, restricted stock units, dividend equivalent rights, and other awards. The shares of common stock authorized to be issued under the 2022 Plan are to be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquired, including shares purchased on the open market or private transactions.
During the three months ended March 31, 2023, the Company granted approximately 310,200 of restricted stock unit awards with a weighted average grant date fair value of $22.36. During the three months ended March 31, 2022, the Company granted approximately 266,300 of restricted stock unit awards with a weighted average grant date fair value of $25.99.
The fair value of the Company's time-based awards is determined using the Company's stock price on the date of grant. The fair value of the Company's market-based awards is estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation with the following weighted-average assumptions:

	2023 Grants	2022 Grants
Volatility of A&B common stock	49.1%	47.7%
Average volatility of peer companies	48.2%	49.5%
Risk-free interest rate	3.8%	1.4%
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Share-based expense:
Time-based and market-based restricted stock units	$1.6	$1.5

12.    Employee Benefit Plans
During 2022, the Company completed the termination of its funded single-employer defined benefit pension plans that covered certain non-bargaining unit employees and bargaining unit employees of the Company and transferred the life insurance benefits for retirees as of June 30, 2022, to an insurance company. The Company continues to maintain its plans that provide retiree health care and the remaining life insurance benefits to certain salaried and hourly employees.
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three months ended March 31, 2023 and 2022, are shown below (in millions):

	Three Months Ended March 31,
	2023	2022
Service cost	$—	$0.7
Interest cost	0.1	0.5
Expected return on plan assets	—	(1.2)
Amortization of net loss	—	0.9
Pension termination	—	3.2
Net periodic benefit cost	$0.1	$4.1

13.    Income Taxes
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the three months ended March 31, 2023, approximated the effective tax rate for the same period in 2022.

As of March 31, 2023, tax years 2019 and later are open to audit by the tax authorities. The Company believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
14.    Earnings Per Share ("EPS")
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
The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in millions):

	Three Months Ended March 31,
	2023	2022
Income (loss) from continuing operations	$9.5	$9.6
Distributions and allocations to participating securities	—	—
Income (loss) from continuing operations available to A&B shareholders	9.5	9.6
Income (loss) from discontinued operations	(4.2)	1.4
Exclude: Loss (income) attributable to discontinued noncontrolling interest	—	(0.5)
Net income (loss) available to A&B common shareholders	$5.3	$10.5
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Denominator for basic EPS - weighted average shares outstanding	72.5	72.6
Effect of dilutive securities:
Restricted stock unit awards	0.1	0.2
Denominator for diluted EPS - weighted average shares outstanding	72.6	72.8

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Number of anti-dilutive securities	—	0.1

15.    Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2023, other comprehensive income (loss) principally includes unrealized interest rate hedging gains and losses and associated reclassification adjustments to interest expense. The components of Accumulated other comprehensive loss, net of taxes, were as follows as of March 31, 2023 and December 31, 2022, (in millions):

	March 31, 2023	December 31, 2022
Employee benefit plans:
Post-retirement plans	$(0.3)	$(0.3)
Total employee benefit plans	(0.3)	(0.3)
Interest rate swap	(1.9)	2.1
Accumulated other comprehensive income (loss)	$(2.2)	$1.8
The changes in Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023, were as follows (in millions, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2023	$(0.3)	$2.1	$1.8
Other comprehensive income (loss) before reclassifications, net of taxes of $0	—	(3.7)	(3.7)
Amounts reclassified from accumulated other comprehensive income (loss)[1]	—	(0.3)	(0.3)
Other comprehensive income (loss), net of taxes	—	(4.0)	(4.0)
Balance, March 31, 2023	$(0.3)	$(1.9)	$(2.2)
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

16.    Segment Results
Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker (its Chief Executive Officer) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company operates and reports on two segments: Commercial Real Estate and Land Operations.
Reportable segment information for the three months ended March 31, 2023 and 2022, is summarized below (in millions):

	Three Months Ended March 31,
	2023	2022
Operating Revenue:
Commercial Real Estate	$47.9	$46.3
Land Operations	2.5	12.9
Total operating revenue	50.4	59.2
Operating Profit (Loss):
Commercial Real Estate[1]	20.9	20.7
Land Operations[2,3]	(0.1)	1.7
Total operating profit (loss)[2]	20.8	22.4
Interest expense	(5.0)	(5.7)
Corporate and other expense[4]	(6.3)	(7.1)
Income (Loss) from Continuing Operations Before Income Taxes	$9.5	$9.6

[1] Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Land Operations segment that is eliminated in consolidation.
2 In December 2022, the Grace Disposal Group met the classification as held for sale and discontinued operations, and the Company changed the composition of its reportable segments based on how the chief operating decision maker assesses the performance of the Company's continuing operations. This caused reported amounts (i.e., operating profit and segment operating profit) in the historical period to be reclassified from the former M&C segment to the Land Operations segment or discontinued operations. All comparable information for the historical periods has been retrospectively adjusted to reflect the impact of these changes, resulting in changes to Land Operations Operating Profit (Loss) and Total operating profit (loss) of $1.8 million and $(1.3) million, respectively, for the three months ended March 31, 2022.

[3] For the three months ended March 31, 2022, Land Operations segment operating profit (loss) includes equity in earnings (losses) from the Company's various joint ventures of $1.4 million, and pension termination charges of $2.3 million related to the 2022 termination of the defined benefit plans. For the three months ended March 31, 2023, Land Operations segment operating profit (loss) includes $0.4 million of equity in earnings (losses) from the Company's various joint ventures, as well as a gain on sale of non-core assets, net, of $1.1 million, related to the sale of the Company's legacy trucking business.

[4] Corporate and other expense includes pension termination charges of $0.9 million for the three months ended March 31, 2022, related to the 2022 termination of the defined benefit plans.

17.    Held for Sale and Discontinued Operations
Assets and liabilities associated with the Grace Disposal Group are presented in the Condensed Consolidated Balance Sheets as Assets held for sale and Liabilities associated with assets held for sale, respectively, and the results of operations are presented as discontinued operations in the Condensed Consolidated Statements of Operations and Cash Flows. While the ultimate outcome of the plan to dispose of the Grace Disposal Group is neither certain nor guaranteed, the Company intends to conduct the respective businesses in the ordinary course in substantially the same manner in which it previously has been conducted until a sale occurs.
The following table summarizes income (loss) from discontinued operations included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (in millions):

	Three Months Ended March 31,
	2023	2022

Revenue	$36.8	$39.2
Cost of sales[1]	(37.4)	(34.3)
Selling, general and administrative	(3.6)	(3.7)
Operating income (loss) from discontinued operations[1]	(4.2)	1.2
Income (loss) related to joint ventures	(0.1)	0.1
Interest and other income (expense), net	0.3	0.1
Interest expense	(0.2)	—
Income (loss) from discontinued operations before income taxes[1]	(4.2)	1.4
Income tax benefit (expense) attributable to discontinued operations	—	—
Income (loss) from discontinued operations[1]	(4.2)	1.4
Loss (income) attributable to discontinued noncontrolling interest	—	(0.5)
Income (loss) from discontinued operations attributable to A&B Shareholders[1]	$(4.2)	$0.9
[1]Includes $0.1 million and zero in costs associated with the resolution of liabilities from the Company’s former sugar operations for the three months ended March 31, 2023 and 2022, respectively.

The assets and liabilities held for sale included in the Condensed Consolidated Balance Sheets as of March 31, 2023 and 2022, were as follows (in millions):

	March 31, 2023	December 31, 2022

Cash and cash equivalents	$1.1	$0.1
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $0.4 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively	30.5	30.8
Inventories	40.1	45.0
Other property, net	67.9	67.4
Operating lease right-of-use assets	30.7	31.3
Prepaid expenses and other assets	44.6	42.0
Less: Impairment recognized on classification as held for sale	(89.8)	(89.8)
Total Assets held for sale	$125.1	$126.8

Notes payable and other debt	$13.7	$14.1
Accounts payable	11.5	10.2
Operating lease liabilities	30.7	31.3
Accrued and other liabilities	21.9	25.4
Total Liabilities associated with assets held for sale	$77.8	$81.0
During the three months ended March 31, 2023, the Company recorded no additional impairment charges related to assets and liabilities held for sale.
Related Party Transactions within Discontinued Operations and Held for Sale: The Company enters into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which such relationships existed, revenues earned from transactions with such affiliates were $3.9 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. Expenses recognized from transactions with such affiliates were $1.4 million for the three months ended March 31, 2023 and 2022. Receivables from these affiliates were $4.6 million and $6.9 million as of March 31, 2023 and December 31, 2022, respectively. Amounts due to these affiliates were $0.7 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively.

18.    Subsequent Events

On April 25, 2023, the Company's Board of Directors declared a cash dividend of $0.22 per share on outstanding common stock, payable on July 5, 2023, to shareholders of record as of the close of business on June 16, 2023.

On May 3, 2023, the Company completed the acquisition of an industrial property on Oahu for approximately $9.5 million. A portion of the transaction was structured to qualify as a reverse like-kind exchange under Section 1031 of the Internal Revenue Code. The Company has not completed its initial purchase price allocations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. ("A&B" or the "Company") and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2022, ("2022 Form 10-K") filed with the U.S. Securities and Exchange Commission ("SEC").
Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Forward-Looking Statements
Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, the evaluation of alternatives by the Company related to its non-core assets and business, and the risk factors discussed in the Company's most recent Form 10-K, Form 10-Q and other filings with the SEC. The information in this Form 10-Q should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three months ended March 31, 2023, as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three months ended March 31, 2023, as compared to the corresponding period of the preceding fiscal year.
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
•Liquidity and Capital Resources: This section provides a discussion of any material changes in the Company's liquidity, financial condition and cash flows, including a discussion of any material changes in the Company's ability to fund its future commitments and ongoing operating activities in the short-term (i.e., over the next twelve months from the most recent fiscal period end) and in the long-term (i.e., beyond the next twelve months) through internal and external sources of capital, as compared to the end of preceding fiscal year ended December 31, 2022. It includes an evaluation of the amounts and certainty of cash flows from operations and from outside sources.

•Other Matters: This section identifies and summarizes other matters to be discussed in Item 2 of this report including any changes in the significant judgments or critical accounting estimates on the part of management in preparing the Company's consolidated financial statements that may materially impact the Company's reported results of operations and financial condition from the end of the preceding fiscal year ended December 31, 2022, the potential impact of recently issued accounting pronouncements and other miscellaneous matters as needed.
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
Simplification strategy
As a REIT focused on Hawai‘i commercial real estate, the Company has pursued the monetization and disposition of legacy, non-core assets and landholdings in order to simplify its business and allocate its capital resources to commercial real estate.
In December 2022, in connection with the evaluation of strategic alternatives to monetize and dispose of Grace Pacific and the Maui Quarries (collectively, the “Grace Disposal Group”), the Company's Board of Directors authorized Management to complete a sale of the Grace Disposal Group. In conjunction with the Board's authorization, the Company concluded that the Grace Disposal Group met the criteria for classification as held for sale and discontinued operations as of December 31, 2022. The assets and liabilities associated with the Grace Disposal Group are classified as held for sale in the condensed consolidated balance sheets, and its financial results are classified as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented and the Company’s former Materials and Construction ("M&C") segment has been eliminated. In conjunction with the elimination of the M&C segment, the Company's equity interest in an unconsolidated materials company was incorporated with the Land Operations reportable segment.
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
Financial results - First quarter of 2023 compared with 2022

(amounts in millions, except percentage data and per share data; unaudited)	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$	%
Operating revenue	$50.4	$59.2	$(8.8)	(14.9)%
Cost of operations	(28.6)	(33.2)	4.6	(13.9)%
Selling, general and administrative	(8.7)	(8.8)	0.1	(1.1)%
Gain (loss) on disposal of non-core assets, net	1.1	—	1.1	NM
Operating income (loss)	14.2	17.2	(3.0)	(17.4)%
Income (loss) related to joint ventures	0.4	1.4	(1.0)	(71.4)%
Pension termination	—	(3.2)	3.2	(100.0)%
Interest and other income (expense), net	(0.1)	(0.1)	—	—%
Interest expense	(5.0)	(5.7)	0.7	(12.3)%
Income (loss) from continuing operations	9.5	9.6	(0.1)	(1.0)%
Discontinued operations (net of income taxes)	(4.2)	1.4	(5.6)	(400.0)%
Net income (loss)	5.3	11.0	(5.7)	(51.8)%
(Income) loss attributable to discontinued noncontrolling interest	—	(0.5)	0.5	(100.0)%
Net income (loss) attributable to A&B	$5.3	$10.5	$(5.2)	(49.5)%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.13	$0.13	$—	—%
Basic earnings (loss) per share - discontinued operations	(0.06)	0.01	(0.07)	(700.0)%
	$0.07	$0.14	$(0.07)	(50.0)%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.13	$0.13	$—	—%
Diluted earnings (loss) per share - discontinued operations	(0.06)	0.01	(0.07)	(700.0)%
	$0.07	$0.14	$(0.07)	(50.0)%

Continuing operations available to A&B common shareholders	$9.5	$9.6	$(0.1)	(1.0)%
Discontinued operations available to A&B common shareholders	(4.2)	0.9	(5.1)	(566.7)%
Net income (loss) available to A&B common shareholders	$5.3	$10.5	$(5.2)	(49.5)%

Funds From Operations ("FFO")[1]	$18.6	$18.8	$(0.2)	(1.1)%
Core FFO[1]	$21.2	$20.8	$0.4	1.9%

FFO per diluted share	$0.26	$0.26	$—	—%
Core FFO per diluted share	$0.29	$0.29	$—	—%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.6	72.8

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 30.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.

Operating revenue during the first quarter ended March 31, 2023, decreased 14.9%, or $8.8 million, to $50.4 million, due primarily to lower revenues from the Land Operations operating segment, including revenue related to development and unimproved property sales and legacy business activities that were sold in the second quarter of 2022.
Cost of operations during the first quarter ended March 31, 2023, decreased 13.9%, or $4.6 million, to $28.6 million, due primarily to lower costs incurred by the Land Operations operating segment from lower development and unimproved property sales and disposal of legacy business activities in the second quarter of 2022.
Gain (loss) on disposal of non-core assets, net during the first quarter ended March 31, 2023, of $1.1 million was primarily due to the sale of the Company's ownership interest in a legacy trucking and storage business on Maui.
Income (loss) related to joint ventures decreased $1.0 million, or 71.4%, from the first quarter ended March 31, 2022 to March 31, 2023, due primarily to lower earnings from the Company's unconsolidated investment in a materials company.
Pension termination loss of $3.2 million during the first quarter ended March 31, 2022, resulted from a partial settlement charge related to certain benefit payments made from the master trust as a result of the Defined Benefit Plans termination process in 2022.
Loss from discontinued operations (net of income taxes) during the first quarter ended March 31, 2023, increased 4x, or $5.6 million, to $4.2 million due primarily to low paving volumes as a result of project delays and inclement weather during the period.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - First quarter of 2023 compared with 2022
Results of operations for the first quarter ended March 31, 2023 and 2022, were as follows:

(amounts in millions, except percentage data and acres; unaudited)	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$	%[1]
Commercial Real Estate operating revenue	$47.9	$46.3	$1.6	3.5%
Commercial Real Estate operating costs and expenses	(25.0)	(24.0)	(1.0)	4.2%
Selling, general and administrative	(2.0)	(1.6)	(0.4)	25.0%
Commercial Real Estate operating profit (loss)	$20.9	$20.7	$0.2	1.0%

Net Operating Income ("NOI")[2]	$30.4	$29.8	$0.6	2.2%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$30.4	$29.7	$0.7	2.2%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	—	—%

[1] Amounts in this table are rounded to the nearest tenth of a million, but percentages were calculated based on thousands. Accordingly, a recalculation of some percentages, if based on the reported data, may be slightly different.

[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 30.
Commercial Real Estate operating revenue increased 3.5% or $1.6 million, to $47.9 million for the first quarter ended March 31, 2023, as compared to the first quarter ended March 31, 2022. Operating profit increased 1.0%, or $0.2 million, to $20.9 million for the first quarter ended March 31, 2023, as compared to the first quarter ended March 31, 2022. The increase in operating revenue and operating profit from the prior year was due primarily to higher base rents. Operating costs and expenses for the quarter ended March 31, 2023, increased 4.2%, or $1.0 million, to $25.0 million for the first quarter ended March 31, 2023, as compared to the first quarter ended March 31, 2022, due to higher property operating costs.
Commercial Real Estate portfolio additions and dispositions
There were no acquisitions or dispositions of CRE improved properties or ground lease interests in land during the three months ended March 31, 2023.
Leasing activity
During the first quarter ended March 31, 2023, the Company signed 14 new leases and 35 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 139,300 square feet of GLA. The 14 new leases consist of 22,900 square feet with an average annual base rent of $36.41 per-square-foot. Of the 14 new leases, six leases with a total GLA of 10,300 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these six leases, resulted in an 1.7% average base rent increase over comparable expiring leases. The 35 renewal leases consist of 116,400 square feet with an average annual base rent of $29.53 per square foot. Of the 35 renewal leases, 26 leases with a total GLA of 65,900 square feet were considered comparable and resulted in an 8.4% average base rent increase over comparable expiring leases.
Leasing activity summarized by asset class for the three months ended March 31, 2023, were as follows:

	Three Months Ended March 31, 2023
	Leases	GLA (SF)	ABR/SF	Rent Spread[1]
Retail	30	81,987	$39.62	6.0%
Industrial	17	52,463	$16.05	10.2%
Office	2	4,852	$37.14	3.0%
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
The Company's improved portfolio occupancy metrics as of March 31, 2023 and 2022, were as follows:

	As of	As of	Basis Point Change
	March 31, 2023	March 31, 2022
Leased Occupancy	93.9%	94.5%	(60)
Physical Occupancy	93.3%	94.1%	(80)
Economic Occupancy	92.4%	92.0%	40

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of March 31, 2023 and 2022, were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	March 31, 2023	March 31, 2022
Retail	93.6%	93.1%	50
Industrial	95.2%	98.0%	(280)
Office	87.1%	87.7%	(60)
Total Leased Occupancy	93.9%	94.5%	(60)

Economic Occupancy
	As of	As of	Basis Point Change
	March 31, 2023	March 31, 2022
Retail	91.7%	89.7%	200
Industrial	94.6%	97.3%	(270)
Office	86.5%	85.9%	60
Total Economic Occupancy	92.4%	92.0%	40

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	March 31, 2023	March 31, 2022
Retail	93.6%	93.1%	50
Industrial	95.1%	98.0%	(290)
Office	87.1%	87.7%	(60)
Total Same-Store Leased Occupancy	93.9%	94.5%	(60)

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	March 31, 2023	March 31, 2022
Retail	91.7%	89.7%	200
Industrial	94.5%	97.3%	(280)
Office	86.5%	85.9%	60
Total Same-Store Economic Occupancy	92.4%	92.0%	40
Land Operations
Trends, events and uncertainties
The asset class mix of real estate sales in any given period can be diverse and may include developable subdivision lots, undeveloped land or property sold under threat of condemnation. Further, the timing of property or parcel sales can significantly affect operating results in a given period.
Operating profit reported in each period for the Land Operations segment does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions. For example, the sale of undeveloped land and vacant parcels in Hawai‘i may result in higher margins than the sale of developed property due to the low historical cost basis of the Company's legacy landholdings.
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

Financial results - First quarter of 2023 compared with 2022
Results of operations for the first quarter ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
(amounts in millions; unaudited)	2023	2022
Development sales revenue	$—	$6.3
Unimproved/other property sales revenue	0.9	1.8
Other operating revenue[1]	1.6	4.8
Total Land Operations operating revenue	2.5	12.9
Land Operations operating costs and expenses	(3.6)	(9.2)
Selling, general and administrative	(0.5)	(1.2)
Gain (loss) on disposal of assets, net	1.1	—
Earnings (loss) from joint ventures	0.4	1.4
Pension termination	—	(2.3)
Interest and other income (expense), net	—	0.1
Total Land Operations operating profit (loss)	$(0.1)	$1.7

[1] Other operating revenue includes revenue related to trucking and licensing and leasing of non-core legacy agricultural lands during the periods ended 2023 and 2022. Other revenue also includes renewable energy during the period ended 2022.

First quarter of 2023: Land Operations revenue of $2.5 million during the first quarter ended March 31, 2023, included revenue related to the Company's legacy business activities in the Land Operations segment (primarily trucking services and licensing and leasing of non-core legacy lands), as well as the sale of an unimproved land parcel on the island of Kauai.
Land Operations operating loss of $0.1 million during the first quarter ended March 31, 2023, was composed of the margins resulting from the real estate sales and legacy business activities noted above, carrying costs of landholdings, and the gain on disposal of the Company's ownership interest in a legacy trucking and storage business on Maui.
First quarter of 2022: Operating revenue of $12.9 million primarily consisted of revenue related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of non-core legacy land, trucking services, and renewable energy), as well as sales of five development parcels at Maui Business Park and unimproved land parcels on the islands of Kauai and Maui.
Land Operations operating profit of $1.7 million during the first quarter ended March 31, 2022, was composed of the margins resulting from the real estate sales and legacy business activities noted above and equity earnings in the Company's joint venture projects, partially offset by a settlement charge of $2.3 million related to certain benefit payments made by the master trust in connection with the termination of the Defined Benefit Plans. Earnings from joint ventures of $1.4 million during the first quarter ended March 31, 2022, was primarily driven by the Company's unconsolidated investment in a materials company.
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

FFO is presented by the Company as a widely used non-GAAP measure of operating performance for real estate companies. FFO is defined by the National Association of Real Estate Investment Trusts ("Nareit") December 2018 Financial Standards White Paper as follows: net income (loss) available to A&B common shareholders (calculated in accordance with GAAP), excluding (1) depreciation and amortization related to real estate, (2) gains and losses from the sale of certain real estate assets, (3) gains and losses from change in control, (4) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and (5) income (loss) from discontinued operations that are incidental to CRE.

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
Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the three months ended March 31, 2023 and 2022, are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Net Income (Loss) available to A&B common shareholders	$5.3	$10.5
Depreciation and amortization of commercial real estate properties	9.1	9.2
(Income) loss from discontinued operations, net of income taxes	4.2	(1.4)
Income (loss) attributable to discontinued noncontrolling interest	—	0.5
FFO	$18.6	$18.8
Exclude items not related to core business:
Land Operations operating (profit) loss	0.1	(1.7)
Pension termination - CRE and Corporate	—	0.9
Non-core business interest expense	2.5	2.8
Core FFO	$21.2	$20.8
Reconciliations of Core FFO starting from Commercial Real Estate operating profit (loss) for the three months ended March 31, 2023 and 2022, are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Commercial Real Estate Operating Profit (Loss)	$20.9	$20.7
Depreciation and amortization of commercial real estate properties	9.1	9.2
Corporate and other expense	(6.3)	(7.1)
Core business interest expense	(2.5)	(2.9)
Pension termination - CRE and Corporate	—	0.9
Core FFO	$21.2	$20.8
Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three months ended March 31, 2023 and 2022, are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
CRE Operating Profit (Loss)	$20.9	$20.7
Plus: Depreciation and amortization	9.1	9.2
Less: Straight-line lease adjustments	(1.3)	(1.5)
Less: Favorable/(unfavorable) lease amortization	(0.3)	(0.2)
Plus: Selling, general, administrative and other expenses	2.0	1.6
NOI	30.4	29.8
Less: NOI from acquisitions, dispositions, and other adjustments	—	(0.1)
Same-Store NOI	$30.4	$29.7

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from March 31, 2023) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures (including recent commercial real estate acquisitions and real estate developments); shareholder distributions; and working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of March 31, 2023, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
As of March 31, 2023, the Company had $442.2 million of fixed rate debt (after the effects of interest rate swaps) and $37.0 million of variable-rate debt with weighted average interest rates of 4.2% and 5.9%, respectively. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would have little impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its credit facility will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from March 31, 2023) and long-term (i.e., beyond the next twelve months).
Known contractual obligations
A description of material contractual commitments is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2022 Form 10-K, and relates to the Company's Notes payable and other debt, Operating lease liabilities, and Accrued pension and post-retirement benefits. In addition, a description of other material cash requirements, including capital expenditures, is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of the 2022 Form 10-K, and includes contractual interest payments for Notes payable and other debt as well as amounts to be spent on contractual non-cancellable purchase obligations (that specifies all significant terms, including fixed or minimum quantities to be purchased, pricing structure and approximate timing of the transaction that are not recorded as liabilities in the consolidated balance sheet).
As of March 31, 2023, there were no material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2022. Refer to Note 5 – Notes Payable and Other Debt, Note 10 – Leases - The Company as a Lessee and Note 12 – Employee Benefit Plans in this report for further discussion.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2022 Form 10-K. As of March 31, 2023, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2022. Refer to Note 7 – Commitments and Contingencies in this report for further discussion.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been operating cash flows from continuing operations. For the three months ended March 31, 2023, operating cash flows from continuing operations of $12.7 million was primarily driven by cash generated by the Commercial Real Estate segment (the Company's core business). The Company's operating cash flows from continuing operations for the three months ended March 31, 2023, represents a decrease of $4.5 million from $17.2 million for the three months ended March 31, 2022, due primarily to lower cash proceeds from unimproved land and development sales in 2023 as compared to 2022. Cash proceeds from unimproved/other property and development sales decreased by $7.0 million from $7.8 million for the three months ended March 31, 2022, to $0.8 million for the three months ended March 31, 2023. Total cash flows in future periods may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy and development property sales.
The Company's other primary sources of liquidity include its cash on-hand of $10.7 million as of March 31, 2023, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from March 31, 2023), as well as long-term basis. With respect to the $500.0 million A&B Revolver available for general A&B purposes, as of March 31, 2023, the Company had $37.0 million of borrowings outstanding, $1.1 million letters of credit issued against, and $461.9 million of available capacity. This credit facility has a term through August 29, 2025, plus two six-month optional extensions.
On August 13, 2021, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $150.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of March 31, 2023, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash used in investing activities for continuing operations was $1.5 million for the three months ended March 31, 2023, as compared to $2.3 million for the three months ended March 31, 2022. Cash used in investing activities for continuing operations during the three months ended March 31, 2023, was primarily driven by $3.0 million in capital expenditures partially offset by cash proceeds from the sale of the Company's legacy trucking and storage business in the Land Operations segment. Cash used in investing activities for continuing operations during the three months ended March 31, 2022, was primarily driven by capital expenditures.
As it relates to the CRE segment (i.e., its core business), the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods for all segments were as follows:

	Three Months Ended March 31,
(dollars in millions; unaudited)	2023	2022	Change
CRE property acquisitions, development and redevelopment	$1.3	$1.1	18.2%
Building/area improvements (Maintenance Capital Expenditures)	1.1	0.5	120.0%
Tenant space improvements (Maintenance Capital Expenditures)	0.6	0.2	200.0%
Land Operations and Corporate	—	0.4	(100.0)%
Total capital expenditures[1]	$3.0	$2.2	36.4%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Cash used in financing activities for continuing operations was $27.4 million for the three months ended March 31, 2023, as compared to $39.4 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company's net cash outlays related to financing activities were due primarily to cash dividend payments totaling $32.0 million and repayments of secured and unsecured notes payable and other debt of $18.0 million. These outlays were partially offset by net borrowings of $25.0 million on the Company's revolving credit facilities. During the three months ended March 31, 2022, the Company's net cash outlays related to financing activities were due primarily to its net repayments of notes payable and other debt and deferred financing costs and line-of-credit agreement of $10.2 million, as well as cash dividend payments totaling $27.0 million.

The Company's Board of Directors authorized the Company to repurchase up to $150.0 million of its common stock between February 25, 2020 and December 31, 2023. As of March 31, 2023, the Company had repurchased 277,010 shares on the open market for an aggregate purchase price, including commissions of $4.6 million, with $145.4 million remaining available under the stock repurchase program. The shares were retired upon repurchase. The Company did not repurchase any shares during the quarter ended March 31, 2023.
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
During the three months ended March 31, 2023, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. Further, during the three months ended March 31, 2023, there were no acquisitions utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions.
As of March 31, 2023, $0.8 million funds from tax-deferred sales were available for use and had not been reinvested under §1031 of the Code. Also as of March 31, 2023, the Company held $3.1 million from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code.
Trends, events and uncertainties
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including market volatility, supply chain and labor constraints, inflationary pressures, travel restrictions, war, natural disasters or effects of climate change, or a prolonged economic downturn could adversely affect our business. During the quarter ended March 31, 2023, the Federal Reserve continued its campaign to lower inflation by raising the federal funds rate from 0.25% to 4.75%. The impact of the rapid increase in the federal funds rate from 0.25% at January 1, 2022, has resulted in a tightening of credit and contributed to volatility in the banking, technology, and housing industries. The ultimate extent of the impact that these trends and events will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and discretionary and non-discretionary spending, all of which are highly uncertain and cannot be reasonably predicted.

Other Matters
Critical accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of the Company's financial statements were described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2022 Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes in the quantitative and qualitative disclosures about market risk since December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under the "Legal Proceedings and Other Contingencies" section in Note 7 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.
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
There were no purchases or repurchases of equity securities made by or on behalf of the Company during the quarter ended March 31, 2023, and $145.4 million remains available under the stock repurchase program as of March 31, 2023.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.

ITEM 6. EXHIBITS
EXHIBIT INDEX
10.     Material Contracts
10.a.(v)    First Amendment to Third Amended and Restated Credit Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin Investments, LLC, A&B II, LLC, Grace Pacific LLC, Bank of America N.A., First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto dated April 28, 2023..
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
95    Mine Safety Disclosure.
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interest for the three months ended March 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

May 5, 2023	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Executive Vice President, Chief Financial Officer and Treasurer

May 5, 2023	By: /s/ Anthony J. Tommasino
Anthony J. Tommasino
Vice President and Controller