Form 10-Q
period 2023-06-30
Alexander & Baldwin, Inc.
filed 2023-07-28
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of June 30, 2023: 72,625,000

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions; unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Real estate investments
Real estate property	$1,614.3	$1,598.9
Accumulated depreciation	(216.5)	(202.3)
Real estate property, net	1,397.8	1,396.6
Real estate developments	60.0	59.9
Investments in real estate joint ventures and partnerships	7.4	7.5
Real estate intangible assets, net	40.2	43.6
Real estate investments, net	1,505.4	1,507.6
Cash and cash equivalents	8.2	33.3
Restricted cash	0.2	1.0
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $3.1 million and $2.5 million as of June 30, 2023, and December 31, 2022, respectively	5.2	6.1
Other property, net	2.2	2.5
Operating lease right-of-use assets	2.6	5.4
Goodwill	8.7	8.7
Other receivables, net of allowances of $3.6 million and $2.7 million as of June 30, 2023, and December 31, 2022, respectively	6.3	6.9
Prepaid expenses and other assets	91.2	89.0
Assets held for sale	154.9	126.8
Total assets	$1,784.9	$1,787.3

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$506.9	$472.2
Accounts payable	5.2	4.5
Operating lease liabilities	2.0	4.9
Accrued pension and post-retirement benefits	10.1	10.1
Deferred revenue	71.8	68.8
Accrued and other liabilities	80.3	102.1
Liabilities associated with assets held for sale	75.7	81.0
Total liabilities	752.0	743.6
Commitments and Contingencies (Note 8)
Redeemable Noncontrolling Interest	9.2	8.0
Equity:
Common stock - no par value; authorized, 150.0 million shares; outstanding, 72.6 million and 72.5 million shares at June 30, 2023 and December 31, 2022, respectively	1,810.3	1,808.4
Accumulated other comprehensive income (loss)	1.5	1.8
Distributions in excess of accumulated earnings	(788.1)	(774.5)
Total A&B shareholders' equity	1,023.7	1,035.7
Total liabilities and equity	$1,784.9	$1,787.3
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenue:
Commercial Real Estate	$49.5	$46.0	$97.4	$92.3
Land Operations	3.6	5.1	6.1	18.0
Total operating revenue	53.1	51.1	103.5	110.3
Operating Costs and Expenses:
Cost of Commercial Real Estate	25.0	24.2	50.0	48.2
Cost of Land Operations	2.0	5.4	5.6	14.6
Selling, general and administrative	9.9	9.3	18.6	18.1
Total operating costs and expenses	36.9	38.9	74.2	80.9
Gain (loss) on disposal of non-core assets, net	—	54.0	1.1	54.0
Operating Income (Loss)	16.2	66.2	30.4	83.4
Other Income and (Expenses):
Income (loss) related to joint ventures	0.5	0.1	0.9	1.5
Pension termination	—	(73.7)	—	(76.9)
Interest and other income (expense), net (Note 2)	—	0.4	(0.1)	0.3
Interest expense	(5.9)	(5.6)	(10.9)	(11.3)
Income (Loss) from Continuing Operations Before Income Taxes	10.8	(12.6)	20.3	(3.0)
Income tax benefit (expense)	—	18.1	—	18.1
Income (Loss) from Continuing Operations	10.8	5.5	20.3	15.1
Income (loss) from discontinued operations, net of income taxes	4.2	(1.1)	—	0.3
Net Income (Loss)	15.0	4.4	20.3	15.4
Loss (income) attributable to discontinued noncontrolling interest	$(1.6)	$(0.3)	$(1.6)	$(0.8)
Net Income (Loss) Attributable to A&B Shareholders	$13.4	$4.1	$18.7	$14.6

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.15	$0.08	$0.28	$0.21
Discontinued operations available to A&B shareholders	0.03	(0.02)	(0.02)	(0.01)
Net income (loss) available to A&B shareholders	$0.18	$0.06	$0.26	$0.20

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.15	$0.07	$0.28	$0.21
Discontinued operations available to A&B shareholders	0.03	(0.02)	(0.02)	(0.01)
Net income (loss) available to A&B shareholders	$0.18	$0.05	$0.26	$0.20

Weighted-Average Number of Shares Outstanding:
Basic	72.6	72.7	72.6	72.7
Diluted	72.8	72.8	72.8	72.8

Amounts Available to A&B Common Shareholders (Note 15):
Continuing operations available to A&B common shareholders	$10.7	$5.4	$20.2	$15.0
Discontinued operations available to A&B common shareholders	2.6	(1.4)	(1.6)	(0.5)
Net income (loss) available to A&B common shareholders	$13.3	$4.0	$18.6	$14.5

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss)	$15.0	$4.4	$20.3	$15.4
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate hedging gain (loss)	4.2	2.0	0.5	5.4
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	(0.5)	0.2	(0.8)	0.6
Realized interest rate hedging gain (loss)	—	(0.5)	—	(0.5)
Employee benefit plans:
Actuarial gain (loss)	—	16.6	—	16.6
Amortization of net loss included in net periodic benefit cost	—	0.9	—	1.8
Amortization of prior service credit included in net periodic benefit cost	—	0.1	—	0.1
Pension termination	—	73.7	—	76.9
Income taxes related to other comprehensive income (loss)	—	(18.3)	—	(18.3)
Other comprehensive income (loss), net of tax	3.7	74.7	(0.3)	82.6
Comprehensive Income (Loss)	18.7	79.1	20.0	98.0
Comprehensive (income) loss attributable to discontinued noncontrolling interest	(1.6)	(0.3)	(1.6)	(0.8)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$17.1	$78.8	$18.4	$97.2
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions; unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$20.3	$15.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss (income) from discontinued operations	—	(0.3)
Depreciation and amortization	18.3	19.7
Income tax benefit related to pension termination and other, net	(0.2)	(18.1)
Loss (gain) from disposals and asset transactions, net	(1.1)	(54.3)
Share-based compensation expense	4.3	3.0
Equity in (income) loss from affiliates, net of operating cash distributions	(0.9)	0.3
Pension termination	—	76.9
Changes in operating assets and liabilities:
Trade and other receivables	(0.6)	(2.4)
Prepaid expenses, income tax receivable and other assets	2.1	1.2
Development/other property inventory	(1.5)	9.6
Accrued pension and post-retirement benefits	—	(29.8)
Accounts payable	0.1	0.2
Accrued and other liabilities	(2.9)	(6.2)
Operating cash flows from continuing operations	37.9	15.2
Operating cash flows from discontinued operations	(28.7)	(14.5)
Net cash provided by (used in) operations	9.2	0.7
Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(9.5)	—
Capital expenditures for property, plant and equipment	(7.2)	(6.7)
Proceeds from disposal of assets	3.0	73.9
Payments for purchases of investments in affiliates and other investments	(0.1)	(0.5)
Investing cash flows from continuing operations	(13.8)	66.7
Investing cash flows from discontinued operations	1.3	(3.8)
Net cash provided by (used in) investing activities	(12.5)	62.9
Cash Flows from Financing Activities:
Payments of notes payable and other debt and deferred financing costs	(19.3)	(11.5)
Borrowings (payments) on line-of-credit agreement, net	54.0	(50.0)
Cash dividends paid	(48.2)	(41.7)
Repurchases of common stock and other payments	(2.4)	(2.6)
Financing cash flows from continuing operations	(15.9)	(105.8)
Financing cash flows from discontinued operations	(5.2)	4.6
Net cash provided by (used in) financing activities	(21.1)	(101.2)

Cash, Cash Equivalents, Restricted Cash, and Cash included in Assets Held for Sale
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash included in assets held for sale	(24.4)	(37.6)
Balance, beginning of period	34.4	71.0
Balance, end of period	$10.0	$33.4

	Six Months Ended June 30,
	2023	2022
Other Cash Flow Information:
Interest paid, net of capitalized interest, for continuing operations	$11.6	$11.3
Interest paid, net of capitalized interest, for discontinued operations	$0.4	$—

Noncash Investing and Financing Activities from continuing operations:
Increase (decrease) in capital expenditures included in accounts payable and accrued and other liabilities	$0.7	$—
Operating lease liabilities arising from obtaining ROU assets	$—	$0.7
Dividends declared but unpaid at end of period	$0.4	$0.2
Increase (decrease) in escrow and other receivables from dispositions	$0.3	$0.9
Liabilities arising from disposal of assets	$—	$0.8

Noncash Investing and Financing Activities from discontinued operations:
Increase (decrease) in capital expenditures included in liabilities associated with assets held for sale	$0.1	$0.2
Operating lease liabilities arising from obtaining ROU assets	$—	$18.6
Finance lease liabilities arising from obtaining ROU assets	$—	$0.1

Reconciliation of cash, cash equivalents, restricted cash, and cash included in assets held for sale:
Beginning of the period:
Cash and cash equivalents	$33.3	$65.4
Restricted cash	1.0	1.0
Cash included in assets held for sale	0.1	4.6
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$34.4	$71.0

End of the period:
Cash and cash equivalents	$8.2	$32.9
Restricted cash	0.2	0.2
Cash included in assets held for sale	1.6	0.3
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$10.0	$33.4

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Three Months Ended June 30, 2023 and 2022
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2022	72.7	$1,809.6	$(72.8)	$(666.4)	$1,070.4	$7.4
Net income (loss)	—	—	—	4.1	4.1	0.3
Other comprehensive income (loss), net of tax	—	—	74.7	—	74.7	—
Dividend on common stock ($0.20 per share)	—	—	—	(14.7)	(14.7)	—
Share-based compensation	—	1.5	—	—	1.5	—
Shares issued (repurchased), net	—	0.1	—	(0.1)	—	—
Balance, June 30, 2022	72.7	$1,811.2	$1.9	$(677.1)	$1,136.0	$7.7

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2023	72.6	$1,807.6	$(2.2)	$(785.4)	$1,020.0	$7.6
Net income (loss)	—	—	—	13.4	13.4	1.6
Other comprehensive income (loss), net of tax	—	—	3.7	—	3.7	—
Dividend on common stock ($0.22 per share)	—	—	—	(16.1)	(16.1)	—
Share-based compensation	—	2.7	—	—	2.7	—
Balance, June 30, 2023	72.6	$1,810.3	$1.5	$(788.1)	$1,023.7	$9.2
See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Six Months Ended June 30, 2023 and 2022
(amounts in millions, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2022	72.5	$1,810.5	$(80.7)	$(663.2)	$1,066.6	$6.9
Net income (loss)	—	—	—	14.6	14.6	0.8
Other comprehensive income (loss), net of tax	—	—	82.6	—	82.6	—
Dividend on common stock ($0.39 per share)	—	—	—	(28.6)	(28.6)	—
Share-based compensation	—	3.0	—	—	3.0	—
Shares issued (repurchased), net	0.2	(2.3)	—	0.1	(2.2)	—
Balance, June 30, 2022	72.7	$1,811.2	$1.9	$(677.1)	$1,136.0	$7.7

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2023	72.5	$1,808.4	$1.8	$(774.5)	$1,035.7	$8.0
Net income (loss)	—	—	—	18.7	18.7	1.6
Other comprehensive income (loss), net of tax	—	—	(0.3)	—	(0.3)	—
Dividend on common stock ($0.44 per share)	—	—	—	(32.3)	(32.3)	—
Distributions to noncontrolling interest	—	—	—	—	—	(0.4)
Share-based compensation	—	4.3	—	—	4.3	—
Shares issued (repurchased), net	0.1	(2.4)	—	—	(2.4)	—
Balance, June 30, 2023	72.6	$1,810.3	$1.5	$(788.1)	$1,023.7	$9.2

See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. The Company operates in two segments: Commercial Real Estate ("CRE") and Land Operations. As of June 30, 2023, the Company's commercial real estate portfolio resides entirely in Hawai‘i and consists of 22 retail centers, 13 industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area ("GLA"), as well as 142.0 acres of land under ground leases. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
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
Reclassifications: Prior to December 31, 2022, the Company operated and reported on three segments: Commercial Real Estate; Land Operations; and Materials & Construction ("M&C"). During the fourth quarter of 2022, the Company's wholly-owned subsidiary, Grace Pacific LLC ("Grace Pacific") and Company-owned quarry land on Maui ("Maui Quarries") (collectively, the "Grace Disposal Group"), which made up the majority of activity in the Company’s former M&C segment, met the criteria for classification as held for sale and discontinued operations. Accordingly, the assets and liabilities associated with the Grace Disposal Group are classified as held for sale in the condensed consolidated balance sheets, its financial results are classified as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented, and the Company’s former Materials and Construction ("M&C") segment has been eliminated. As a result of this strategic shift, the chief operating decision maker began reviewing all investments in unconsolidated affiliates together within the Land Operations segment. This change resulted in a reorganization to present the income (loss) related to one joint venture, which historically was included in the results of the former M&C segment, to now be included in the results of the Land Operations segment. All comparable information for the historical periods has been retrospectively adjusted to reflect the impact of these changes. Refer to Note 18 – Held for Sale and Discontinued Operations for additional information regarding the Grace Disposal Group, including the assets held for sale, liabilities associated with held for sale and income (loss) from discontinued operations. Unless otherwise noted, disclosures within the remaining notes to these condensed consolidated financial statements relate solely to the Company's continuing operations.
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
2.    Significant Accounting Policies
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2022 Form 10-K. Changes to the Company's significant accounting policies are included herein.

Recently issued accounting pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform, establishing ASC Topic 848, and amended the standard thereafter through ASU No. 2021-01 and ASU No. 2022-06 (collectively, "ASC 848"). ASC 848 provides optional practical expedients and exceptions related to the impacts of reference rate reform that affect certain debt, leases, derivatives and other contracts if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company adopted ASU 2020-04 during the second quarter of 2023 after modifying certain debt to update the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company will continue to assess the impact of the guidance and may apply other elections as applicable going forward but does not expect the application will have a material effect on its financial position or results of operations.
Interest and other income (expense), net
Interest and other income (expense), net for the three and six months ended June 30, 2023 and 2022, included the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$0.1	$0.1	$0.2	$0.2
Pension and post-retirement benefit (expense)	(0.1)	(0.3)	(0.3)	(0.5)
Other income (expense), net	—	0.6	—	0.6
Interest and other income (expense), net	$—	$0.4	$(0.1)	$0.3
3.    REAL ESTATE ASSET ACQUISITIONS
During the six months ended June 30, 2023, the Company acquired one industrial commercial real estate asset for $9.5 million. A portion of the transaction was structured to qualify as a reverse like-kind exchange under Section 1031 of the Internal Revenue Code. Accordingly, a portion of the ownership interest in the property was acquired by a variable interest entity ("VIE") formed by an exchange accommodation titleholder using funds loaned by the Company. The Company will operate the VIE pursuant to a management agreement until the reverse exchange transaction is completed or the Company elects to collapse the reverse exchange structure. As the primary beneficiary with the ability to control the activities that most significantly impact the VIE's economic performance and all the risks and rewards of ownership, the Company has consolidated the VIE. The assets of the VIE primarily consist of leased property (net real estate and intangibles).
The allocation of purchase price to assets acquired and liabilities assumed is as follows (in millions):

Fair value of assets acquired
Assets acquired:
Land	$3.0
Property and improvements	6.1
In-place leases	0.4
Total assets acquired	$9.5
As of the acquisition date, the weighted-average amortization periods of the in-place leases was approximately 10.0 years.
4.    Investments in Affiliates
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.

Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three and six months ended June 30, 2023 and 2022, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$40.7	$31.4	$78.6	$60.8
Operating costs and expenses	35.7	29.2	70.1	57.7
Gross Profit (Loss)	$5.0	$2.2	$8.5	$3.1
Income (Loss) from Continuing Operations[1]	$0.5	$(1.8)	$(0.8)	$(4.7)
Net Income (Loss)[1]	$0.5	$(1.7)	$(0.8)	$0.6

[1] Includes earnings from equity method investments held by the investee.
During the six months ended June 30, 2023 and 2022, Income (loss) related to joint ventures was $0.9 million and $1.5 million, respectively, and return on investment operating cash distributions was zero and $1.8 million, respectively.
5.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of June 30, 2023 and December 31, 2022, (in millions):

		Fair Value Measurements at
		June 30, 2023
	Condensed Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$5.2	$—	$5.2	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(2.7)	$—	$(2.7)	$—

		Fair Value Measurements at
		December 31, 2022
	Condensed Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$5.5	$—	$5.5	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(2.8)	$—	$(2.8)	$—
Derivative Financial Instruments: The Company records its interest rate swaps at fair value. The fair values of the Company's interest rate swaps are classified as Level 2 measurements in the fair value hierarchy and are based on the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs (refer to Note 7 – Derivative Instruments for fair value information regarding the Company's derivative instruments).
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
Assets Held for Sale, net: As a result of the Grace Disposal Group's classification as held for sale as of December 31, 2022, the Company measured the disposal group at its fair value less costs to sell and recorded an impairment charge of $89.8 million for the year ended December 31, 2022. During the six months ended June 30, 2023, the Company recorded no additional impairment charges related to assets and liabilities held for sale. The fair value of the Grace Disposal Group is classified as a Level 3 measurement in the fair value hierarchy because it is determined using significant unobservable inputs such as management assumptions about expected sales proceeds from third parties.
Impairment of Long-lived Assets Held and Used and Finite-Lived Intangible Assets: During the year ended December 31, 2022, the Company recognized an impairment charge of $5.0 million related to parcels of conservation and agriculture zoned land on Oahu. During the six months ended June 30, 2023, the Company did not recognize any impairments of long-lived assets held and used or finite-lived intangible assets. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates, and management assumptions.
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
The fair value of the Company's notes receivable approximated the carrying amount of $3.3 million and $1.9 million as of June 30, 2023 and December 31, 2022, respectively. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.

At June 30, 2023, the carrying amount of the Company's notes payable and other debt was $506.9 million and the corresponding fair value was $487.0 million. At December 31, 2022, the carrying amount of the Company's notes payable and other debt was $472.2 million and the corresponding fair value was $449.2 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.

6.    Notes Payable and Other Debt
As of June 30, 2023 and December 31, 2022, notes payable and other debt consisted of the following (dollars in millions):

	Interest Rate (%)	Maturity Date		Principal Outstanding
				June 30, 2023	December 31, 2022
Secured:
Laulani Village	3.93%	2024		$58.4	$59.0
Pearl Highlands	4.15%	2024		76.2	77.3
Photovoltaic Financing	(1)	2027		2.5	2.6
Manoa Marketplace	(2)	2029		53.6	54.5
Subtotal				$190.7	$193.4
Unsecured:
Series A Note	5.53%	2024		$14.2	$14.2
Series J Note	4.66%	2025		10.0	10.0
Series B Note	5.55%	2026		27.0	36.0
Series C Note	5.56%	2026		11.0	11.0
Series F Note	4.35%	2026		13.6	15.2
Series H Note	4.04%	2026		50.0	50.0
Series K Note	4.81%	2027		34.5	34.5
Series G Note	3.88%	2027		22.1	28.1
Series L Note	4.89%	2028		18.0	18.0
Series I Note	4.16%	2028		25.0	25.0
Term Loan 5	4.30%	2029		25.0	25.0
Subtotal				$250.4	$267.0
Revolving Credit Facilities:
A&B Revolver	(3)	2025	(4)	66.0	12.0
Total debt (contractual)				$507.1	$472.4
Unamortized debt issuance costs				(0.2)	(0.2)
Total debt (carrying value)				$506.9	$472.2

(1) Financing lease has an interest rate of 4.14%.
(2) Loan has a stated interest rate of LIBOR plus 1.35%, but is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of SOFR plus 1.05% based on a pricing grid, plus a SOFR adjustment of 0.10%. Prior to April 28, 2023, loan had a stated interest rate of LIBOR plus 1.05% based on a pricing grid. $50.0 million was swapped through June 2022 to a 2.40% fixed rate.

(4) A&B Revolver has two six-month optional term extensions.
On March 5, 2021, the Financial Conduct Authority announced a timeline for the phase-out of LIBOR. The Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency subsequently issued a joint statement saying that banks should stop entering into new contracts with LIBOR as soon as possible but at least by December 31, 2021. As of January 1, 2022, LIBOR could only be used for legacy LIBOR obligations entered into prior to December 31, 2021, and the publication of US dollar LIBOR ceased on June 30, 2023. The Secured Overnight Financing Rate ("SOFR") and Bloomberg Short Term Bank Yield Index ("BSBY") were identified as replacements to LIBOR by the Federal Reserve-formed Alternative Reference Rates Committee. As of June 30, 2023, the Company had entered into agreements that transitioned its LIBOR-based notes payable and other debt to other acceptable benchmarks, as described below.
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

The Company entered into a note modification agreement with First Hawaiian Bank which transitioned the interest rate on the Manoa Marketplace secured note from LIBOR to a benchmark based on SOFR effective August 1, 2023. All other terms of the agreement remain substantially unchanged.
7.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate interest debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
The Company has three interest rate swap agreements designated as cash flow hedges, whose key terms are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	June 30, 2023	June 30, 2023	December 31, 2022
Interest Rate Swap Agreements
4/7/2016	8/1/2029	3.14%	$53.6	$5.2	$5.5
Forward Interest Rate Swap Agreements
5/1/2024	12/9/2031	4.88%	$57.0	$(1.1)	$(1.3)
12/9/2024	12/9/2031	4.83%	$73.0	$(1.6)	$(1.5)

The asset related to the interest rate swap as of June 30, 2023 and December 31, 2022, is presented within Prepaid expenses and other assets in the condensed consolidated balance sheets. The liability related to the forward interest rate swaps as of June 30, 2023 and December 31, 2022, is presented within Accrued and other liabilities in the condensed consolidated balance sheets. The changes in fair value of the cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt.
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statements of comprehensive income (loss) during the three and six months ended June 30, 2023 and 2022, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives	$4.2	$2.0	$0.5	$5.4
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(0.5)	$0.2	$(0.8)	$0.6
Realized interest rate hedging gain (loss)	$—	$(0.5)	$—	$(0.5)

As of June 30, 2023, the Company expects to reclassify $1.8 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.
8.    Commitments and Contingencies
Commitments and other financial arrangements
The Company has various financial commitments and other arrangements including standby letters of credit and bonds that are not recorded as liabilities on the Company's condensed consolidated balance sheet as of June 30, 2023:
•Standby letters of credit issued by the Company's lenders under the Company's revolving credit facility totaled $1.1 million as of June 30, 2023. These letters of credit primarily relate to the Company's workers' compensation plans and if drawn upon, the Company would be obligated to reimburse the issuer.
•Bonds related to the Company's real estate activities totaled $18.6 million as of June 30, 2023, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.

•Bonds related to Grace Pacific totaled $308.2 million as of June 30, 2023, and represent the face value of construction bonds issued by third party sureties (bid, performance and payment bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date. As of June 30, 2023, the Company's maximum remaining exposure, in the event of defaults on all existing contractual construction obligations, was approximately $94.0 million.
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
•Guarantees of indebtedness may be provided by the Company for the benefit of financial institutions providing credit to unconsolidated equity method investees. As of June 30, 2023, the Company had no such arrangements with third party lenders related to its unconsolidated equity method investees and no amounts outstanding.
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
On November 10, 2022, the BLNR voted to continue the revocable permits for calendar year 2023 and, at that same meeting, denied the Sierra Club’s oral request for a contested case hearing. The Sierra Club subsequently submitted a written request to the BLNR for a contested case hearing on the continuation of the revocable permits, which the BLNR denied on December 9, 2022. On November 29, 2022, the Sierra Club filed an appeal of BLNR’s decisions to deny its oral request for a contested case hearing and to continue the revocable permits for 2023 and on December 15, 2022, the Sierra Club amended its appeal to also challenge the BLNR’s denial of its written request for a contested case hearing. On June 16, 2023, the Circuit Court entered its Decision on Appeal; and Interim Modification of Permits Pursuant to HRS 91-14(g) in which the court concluded that the Sierra Club was again entitled to a contested case hearing on the continuation of the revocable permits for calendar year 2023. The court also modified BLNR’s decision to continue the revocable permits by reducing the cap to 31.50 million gallons per day. A&B/EMI have filed motions to increase the modified cap and for leave to take an immediate appeal.
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
9.    Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 10 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three and six months ended June 30, 2023 and 2022, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Commercial Real Estate	$49.5	$46.0	$97.4	$92.3
Land Operations:
Development sales revenue	—	—	—	6.3
Unimproved/other property sales revenue	3.2	0.2	4.1	2.0
Other operating revenue	0.4	4.9	2.0	9.7
Land Operations	3.6	5.1	6.1	18.0
Total revenues	$53.1	$51.1	$103.5	$110.3

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in millions):

	June 30, 2023	December 31, 2022
Accounts receivable	$8.3	$8.6
Allowances (credit losses and doubtful accounts)	(3.1)	(2.5)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$5.2	$6.1

Variable consideration[1]	$62.0	$62.0
Prepaid rent	7.3	4.4
Other deferred revenue	2.5	2.4
Deferred revenue	$71.8	$68.8

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three and six months ended June 30, 2023, the Company did not recognize any revenue related to the Company's variable consideration and other deferred revenue reported as of December 31, 2022.

10.    Leases - The Company as a Lessor
The Company leases real estate property to tenants under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
The historical cost of, and accumulated depreciation on, leased property as of June 30, 2023, and December 31, 2022, were as follows (in millions):

	June 30, 2023	December 31, 2022
Leased property - real estate	$1,585.8	$1,572.0
Less: accumulated depreciation	(216.0)	(201.8)
Property under operating leases - net	$1,369.8	$1,370.2
Total rental income (i.e., revenue) under these operating leases during the three and six months ended June 30, 2023 and 2022, relating to lease payments and variable lease payments were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease payments	$34.1	$31.6	$67.2	$63.8
Variable lease payments	15.4	15.3	31.0	30.2
Revenues deemed uncollectible, net	0.2	0.4	(0.5)	0.7
Total rental income	$49.7	$47.3	$97.7	$94.7
Contractual future lease payments to be received on non-cancelable operating leases as of June 30, 2023, were as follows (in millions):

June 30, 2023
2023	$64.9
2024	123.0
2025	106.4
2026	92.6
2027	81.4
2028	68.0
Thereafter	509.4
Total future lease payments to be received	$1,045.7
11.    Leases - The Company as a Lessee
There have been no material changes from the Company's leasing activities as a lessee described in Note 13 to the consolidated financial statements included in Item 8 of the Company's 2022 Form 10-K. The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three and six months ended June 30, 2023 and 2022, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$0.5	$0.7	$1.1	$1.3
Finance lease cost:
Amortization of right-of-use assets	0.1	—	0.1	—
Total lease cost	$0.6	$0.7	$1.2	$1.3

12.    Share-based Payment Awards
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
During the six months ended June 30, 2023, the Company granted approximately 345,100 of restricted stock unit awards with a weighted average grant date fair value of $22.01. During the six months ended June 30, 2022, the Company granted approximately 297,100 of restricted stock unit awards with a weighted average grant date fair value of $25.51.
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
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based expense:
Time-based and market-based restricted stock units	$2.7	$1.5	$4.3	$3.0

13.    Employee Benefit Plans
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
Components of the net periodic benefit cost for the Company's pension and post-retirement plans for the three and six months ended June 30, 2023 and 2022, are shown below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$—	$0.7	$—	$1.4
Interest cost	0.2	0.4	0.3	0.9
Expected return on plan assets	—	(1.3)	—	(2.5)
Amortization of net loss	—	0.9	—	1.8
Amortization of prior service credit	—	0.1	—	0.1
Pension termination	—	73.7	—	76.9
Net periodic benefit cost	$0.2	$74.5	$0.3	$78.6

14.    Income Taxes
The Company has been organized and operates in a manner that enables it to qualify, and believes it will continue to qualify, as a REIT for federal income tax purposes. The Company’s effective tax rate for the six months ended June 30, 2023, differed from the effective tax rate for the same period in 2022 primarily due to the tax benefit recognized in 2022 on the termination of the Company's defined benefit pension plans.

As of June 30, 2023, tax years 2019 and later are open to audit by the tax authorities. The Company believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
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
The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations	$10.8	$5.5	$20.3	$15.1
Distributions and allocations to participating securities	(0.1)	(0.1)	(0.1)	(0.1)
Income (loss) from continuing operations available to A&B shareholders	10.7	5.4	20.2	15.0
Income (loss) from discontinued operations	4.2	(1.1)	—	0.3
Exclude: Loss (income) attributable to discontinued noncontrolling interest	(1.6)	(0.3)	(1.6)	(0.8)
Net income (loss) available to A&B common shareholders	$13.3	$4.0	$18.6	$14.5
The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Denominator for basic EPS - weighted average shares outstanding	72.6	72.7	72.6	72.7
Effect of dilutive securities:
Restricted stock unit awards	0.2	0.1	0.2	0.1
Denominator for diluted EPS - weighted average shares outstanding	72.8	72.8	72.8	72.8

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of anti-dilutive securities	0.1	0.1	0.1	0.1

16.    Accumulated Other Comprehensive Income (Loss)
For the six months ended June 30, 2023, other comprehensive income (loss) principally includes unrealized interest rate hedging gains and losses and associated reclassification adjustments to interest expense. The components of Accumulated other comprehensive loss, net of taxes, were as follows as of June 30, 2023 and December 31, 2022, (in millions):

	June 30, 2023	December 31, 2022
Post-retirement plans	$(0.3)	$(0.3)
Interest rate swap	1.8	2.1
Accumulated other comprehensive income (loss)	$1.5	$1.8
The changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2023, were as follows (in millions, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2023	$(0.3)	$2.1	$1.8
Other comprehensive income (loss) before reclassifications, net of taxes of $0	—	0.5	0.5
Amounts reclassified from accumulated other comprehensive income (loss)[1]	—	(0.8)	(0.8)
Other comprehensive income (loss), net of taxes	—	(0.3)	(0.3)
Balance, June 30, 2023	$(0.3)	$1.8	$1.5
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
Reportable segment information for the three and six months ended June 30, 2023 and 2022, is summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenue:
Commercial Real Estate	$49.5	$46.0	$97.4	$92.3
Land Operations	3.6	5.1	6.1	18.0
Total operating revenue	53.1	51.1	103.5	110.3
Operating Profit (Loss):
Commercial Real Estate[1]	22.7	19.3	43.6	40.0
Land Operations[2,3]	1.7	(7.5)	1.6	(5.8)
Total operating profit (loss)[2]	24.4	11.8	45.2	34.2
Interest expense	(5.9)	(5.6)	(10.9)	(11.3)
Corporate and other expense[4]	(7.7)	(18.8)	(14.0)	(25.9)
Income (Loss) from Continuing Operations Before Income Taxes	$10.8	$(12.6)	$20.3	$(3.0)

[1] Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Land Operations segment that is eliminated in consolidation.
2 In December 2022, the Grace Disposal Group met the classification as held for sale and discontinued operations, and the Company changed the composition of its reportable segments based on how the chief operating decision maker assesses the performance of the Company's continuing operations. This caused reported amounts (i.e., operating profit and segment operating profit) in the historical period to be reclassified from the former M&C segment to the Land Operations segment or discontinued operations. All comparable information for the historical periods has been retrospectively adjusted to reflect the impact of these changes, resulting in changes to Land Operations Operating Profit (Loss) and Total operating profit (loss) of $0.2 million and $0.7 million, respectively, for the three months ended June 30, 2022, and $2.0 million and $(0.6) million, respectively, for the six months ended June 30, 2022.

[3] For the three and six months ended June 30, 2022, Land Operations segment operating profit (loss) includes equity in earnings (losses) from the Company's various joint ventures of $0.1 million and $1.5 million, respectively, and pension termination charges of $59.9 million and $62.2 million, respectively, related to the 2022 termination of the defined benefit plans as well as a gain on the sale of non-core assets, net, of $54.0 million for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2023, Land Operations segment operating profit (loss) includes $0.5 million and $0.9 million of equity in earnings (losses) from the Company's various joint ventures, as well as a gain on sale of non-core assets, net, of $1.1 million for the six months ended June 30, 2023, related to the sale of the Company's legacy trucking business.

[4] Corporate and other expense includes pension termination charges of $13.1 million and $14.0 million for the three and six months ended June 30, 2022, respectively, related to the 2022 termination of the defined benefit plans.

18.    Held for Sale and Discontinued Operations
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
The following table summarizes income (loss) from discontinued operations included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$72.9	$37.2	$109.7	$76.4
Cost of sales[1]	(60.9)	(34.4)	(98.3)	(68.7)
Selling, general and administrative	(6.3)	(4.0)	(9.9)	(7.7)
Operating income (loss) from discontinued operations[1]	5.7	(1.2)	1.5	—
Income (loss) related to joint ventures	(1.1)	(0.2)	(1.2)	(0.1)
Interest and other income (expense), net	(0.2)	0.3	0.1	0.4
Interest expense	(0.2)	—	(0.4)	—
Income (loss) from discontinued operations before income taxes[1]	4.2	(1.1)	—	0.3
Income (loss) from discontinued operations[1]	4.2	(1.1)	—	0.3
Loss (income) attributable to discontinued noncontrolling interest	(1.6)	(0.3)	(1.6)	(0.8)
Income (loss) from discontinued operations attributable to A&B Shareholders[1]	$2.6	$(1.4)	$(1.6)	$(0.5)
[1]Includes zero and $(0.1) million in costs associated with the resolution of liabilities from the Company’s former sugar operations for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $(0.1) million for the six months ended June 30, 2023 and 2022, respectively

The assets and liabilities held for sale included in the Condensed Consolidated Balance Sheets as of June 30, 2023 and 2022, were as follows (in millions):

	June 30, 2023	December 31, 2022

Cash and cash equivalents	$1.6	$0.1
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of $4.2 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively	57.9	30.8
Inventories	30.0	45.0
Other property, net	68.7	67.4
Operating lease right-of-use assets	30.2	31.3
Prepaid expenses and other assets	56.3	42.0
Less: Impairment recognized on classification as held for sale	(89.8)	(89.8)
Total Assets held for sale	$154.9	$126.8

Notes payable and other debt	$9.1	$14.1
Accounts payable	12.8	10.2
Operating lease liabilities	30.3	31.3
Accrued and other liabilities	23.5	25.4
Total Liabilities associated with assets held for sale	$75.7	$81.0
During the six months ended June 30, 2023, the Company recorded no additional impairment charges related to assets and liabilities held for sale.
Related Party Transactions within Discontinued Operations and Held for Sale: The Company enters into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which such relationships existed, revenues earned from transactions with such affiliates were $4.2 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and $8.1 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively. Expenses recognized from transactions with such affiliates were $2.1 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $3.5 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively. Receivables from these affiliates were $8.0 million and $6.9 million as of June 30, 2023 and December 31, 2022, respectively. Amounts due to these affiliates were $1.1 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively.

19.    Subsequent Events

On July 24, 2023, the Company's Board of Directors declared a cash dividend of $0.22 per share on outstanding common stock, payable on October 4, 2023, to shareholders of record as of the close of business on September 18, 2023.

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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three and six months ended June 30, 2023, as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three and six months ended June 30, 2023, as compared to the corresponding period of the preceding fiscal year.
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
Financial results - Second quarter of 2023 compared with 2022

(amounts in millions, except percentage data and per share data; unaudited)	Three Months Ended June 30,		2023 vs 2022
	2023	2022	$	%
Operating revenue	$53.1	$51.1	$2.0	3.9%
Cost of operations	(27.0)	(29.6)	2.6	8.8%
Selling, general and administrative	(9.9)	(9.3)	(0.6)	(6.5)%
Gain (loss) on disposal of non-core assets, net	—	54.0	(54.0)	(100.0)%
Operating income (loss)	16.2	66.2	(50.0)	(75.5)%
Income (loss) related to joint ventures	0.5	0.1	0.4	4X
Pension termination	—	(73.7)	73.7	100.0%
Interest and other income (expense), net	—	0.4	(0.4)	(100.0)%
Interest expense	(5.9)	(5.6)	(0.3)	(5.4)%
Income tax benefit (expense)	—	18.1	(18.1)	(100.0)%
Income (loss) from continuing operations	10.8	5.5	5.3	96.4%
Discontinued operations (net of income taxes)	4.2	(1.1)	5.3	NM
Net income (loss)	15.0	4.4	10.6	2X
(Income) loss attributable to discontinued noncontrolling interest	(1.6)	(0.3)	(1.3)	4X
Net income (loss) attributable to A&B	$13.4	$4.1	$9.3	2X

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.15	$0.08	$0.07	87.5%
Basic earnings (loss) per share - discontinued operations	0.03	(0.02)	0.05	NM
	$0.18	$0.06	$0.12	2X
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.15	$0.07	$0.08	114.3%
Diluted earnings (loss) per share - discontinued operations	0.03	(0.02)	0.05	NM
	$0.18	$0.05	$0.13	3X

Continuing operations available to A&B common shareholders	$10.7	$5.4	$5.3	98.1%
Discontinued operations available to A&B common shareholders	2.6	(1.4)	4.0	NM
Net income (loss) available to A&B common shareholders	$13.3	$4.0	$9.3	2X

Funds From Operations ("FFO")[1]	$19.8	$14.6	$5.2	35.6%
Core FFO[1]	$21.3	$20.5	$0.8	3.9%

FFO per diluted share	$0.27	$0.20	$0.07	35.0%
Core FFO per diluted share	$0.29	$0.28	$0.01	3.6%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.8	72.8

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 35.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.

Operating revenue during the second quarter ended June 30, 2023, increased 3.9%, or $2.0 million, to $53.1 million, due primarily to higher revenues from the Commercial Real Estate operating segment from higher rental income and recoveries, partially offset by lower revenues from the Land Operations operating segment from legacy business activities that were sold in the second quarter of 2022 and first quarter of 2023.
Cost of operations during the second quarter ended June 30, 2023, decreased 8.8%, or $2.6 million, to $27.0 million, due primarily to lower costs incurred by the Land Operations operating segment from legacy business activities that were sold in the second quarter of 2022 and first quarter of 2023.
Selling, general and administrative during the second quarter ended June 30, 2023, increased 6.5%, or $0.6 million, to $9.9 million, due primarily to higher personnel-related expenses related to the Chief Executive Officer transition, partially offset by lower expenses related to the Company's Defined Benefit Plans due to the termination of the Plans in 2022.
Gain (loss) on disposal of non-core assets, net during the second quarter ended June 30, 2022, of $54.0 million was primarily due to the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai.
Income (loss) related to joint ventures increased $0.4 million, or 4X, from the second quarter ended June 30, 2022 to June 30, 2023, due primarily to higher earnings from the Company's unconsolidated investment in a materials company.
Pension termination loss of $73.7 million during the second quarter ended June 30, 2022, resulted from the termination of the Defined Benefit Plans in 2022 and represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination.
Income tax benefit (expense) of $18.1 million during the second quarter ended June 30, 2022, was due primarily to the termination of the Company’s Defined Benefit Plans.
Income (loss) from discontinued operations (net of income taxes) during the second quarter ended June 30, 2023, increased $5.3 million, from a loss of $1.1 million to income of $4.2 million due to positive results from Grace's asphalt and paving operations.

Financial results - First six months of 2023 compared with 2022

(amounts in millions, except percentage data and per share data; unaudited)	Six Months Ended June 30,		2023 vs 2022
	2023	2022	$	%
Operating revenue	$103.5	$110.3	$(6.8)	(6.2)%
Cost of operations	(55.6)	(62.8)	7.2	11.5%
Selling, general and administrative	(18.6)	(18.1)	(0.5)	(2.8)%
Gain (loss) on disposal of non-core assets, net	1.1	54.0	(52.9)	(98.0)%
Operating income (loss)	30.4	83.4	(53.0)	(63.5)%
Income (loss) related to joint ventures	0.9	1.5	(0.6)	(40.0)%
Pension termination	—	(76.9)	76.9	100.0%
Interest and other income (expense), net	(0.1)	0.3	(0.4)	NM
Interest expense	(10.9)	(11.3)	0.4	3.5%
Income tax benefit (expense)	—	18.1	(18.1)	(100.0)%
Income (loss) from continuing operations	20.3	15.1	5.2	34.4%
Discontinued operations (net of income taxes)	—	0.3	(0.3)	(100.0)%
Net income (loss)	20.3	15.4	4.9	31.8%
(Income) loss attributable to discontinued noncontrolling interest	(1.6)	(0.8)	(0.8)	(100.0)%
Net income (loss) attributable to A&B	$18.7	$14.6	$4.1	28.1%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.28	$0.21	$0.07	33.3%
Basic earnings (loss) per share - discontinued operations	(0.02)	(0.01)	(0.01)	(100.0)%
	$0.26	$0.20	$0.06	30.0%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.28	$0.21	$0.07	33.3%
Diluted earnings (loss) per share - discontinued operations	(0.02)	(0.01)	(0.01)	(100.0)%
	$0.26	$0.20	$0.06	30.0%

Continuing operations available to A&B common shareholders	$20.2	$15.0	$5.2	34.7%
Discontinued operations available to A&B common shareholders	(1.6)	(0.5)	(1.1)	2X
Net income (loss) available to A&B common shareholders	$18.6	$14.5	$4.1	28.3%

Funds From Operations ("FFO")[1]	$38.4	$33.4	$5.0	15.0%
Core FFO[1]	$42.5	$41.3	$1.2	2.9%

FFO per diluted share	$0.53	$0.46	$0.07	15.2%
Core FFO per diluted share	$0.58	$0.57	$0.01	1.8%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.8	72.8

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 35.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.
The causes of material changes in the condensed consolidated statements of operations for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the six months ended June 30, 2023, decreased 6.2%, or $6.8 million, to $103.5 million, primarily due to lower revenue from the Land Operations segment due to lower development property sales and legacy business activities that were sold in the second quarter of 2022 and first quarter of 2023, partially offset by higher revenues from the Commercial Real Estate segment from higher rental income and recoveries.

Cost of operations for the six months ended June 30, 2023, decreased 11.5% or $7.2 million, to $55.6 million, primarily due to decrease in costs incurred by the Land Operations segment from lower development property sales and from legacy business activities that were sold in the second quarter of 2022 and first quarter of 2023.
Gain (loss) on disposal of assets, net of $1.1 million for the six months ended June 30, 2023, was primarily due to the sale of the Company's ownership interest in a legacy trucking and storage business on Maui. Gain (loss) on disposal of assets, net of $54.0 million for the six months ended June 30, 2022, was due to the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai.
Income (loss) related to joint ventures for the six months ended June 30, 2023, decreased 40.0%, or $0.6 million, to $0.9 million, due primarily to lower earnings from the Company's unconsolidated investment in a materials company.
Pension termination loss of $76.9 million for the six months ended June 30, 2022, resulted from the termination of the Defined Benefit Plans in 2022 and represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination.
Income tax benefit (expense) of $18.1 million for the six months ended June 30, 2022, was due primarily to the termination of the Company’s Defined Benefit Plans.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - Second quarter of 2023 compared with 2022
Results of operations for the second quarter ended June 30, 2023 and 2022, were as follows:

(amounts in millions, except percentage data and acres; unaudited)	Three Months Ended June 30,		2023 vs 2022
	2023	2022	$	%[1]
Commercial Real Estate operating revenue	$49.5	$46.0	$3.5	7.6%
Commercial Real Estate operating costs and expenses	(25.0)	(24.2)	(0.8)	(3.3)%
Selling, general and administrative	(1.9)	(1.8)	(0.1)	(5.6)%
Intersegment operating revenue, net[2]	—	0.2	(0.2)	(100.0)%
Pension termination	—	(0.7)	0.7	100.0%
Interest and other income (expense), net	0.1	(0.2)	0.3	NM
Commercial Real Estate operating profit (loss)	$22.7	$19.3	$3.4	17.6%

Net Operating Income ("NOI")[3]	$31.3	$29.8	$1.5	5.0%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$31.1	$29.8	$1.3	4.6%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	—	—%

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
[3] For a discussion of management's use of non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 35.
Commercial Real Estate operating revenue increased 7.6% or $3.5 million, to $49.5 million for the second quarter ended June 30, 2023, as compared to the second quarter ended June 30, 2022. Operating profit increased 17.6%, or $3.4 million, to $22.7 million for the second quarter ended June 30, 2023, as compared to the second quarter ended June 30, 2022. The increase in operating revenue and operating profit from the prior year was due primarily to higher base rents and recoveries from tenants. Operating costs and expenses for the quarter ended June 30, 2023, increased 3.3%, or $0.8 million, to $25.0 million for the second quarter ended June 30, 2023, as compared to the second quarter ended June 30, 2022, due to higher property operating costs.

Financial results - First six months of 2023 compared with 2022
Operating results for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were as follows:

	Six Months Ended June 30,		2023 vs 2022
(amounts in millions, except percentage data; unaudited)	2023	2022	$	%[1]
Commercial Real Estate operating revenue	$97.4	$92.3	$5.1	5.5%
Commercial Real Estate operating costs and expenses	(50.0)	(48.2)	(1.8)	(3.7)%
Selling, general and administrative	(3.9)	(3.4)	(0.5)	(14.7)%
Intersegment operating revenue, net[2]	—	0.2	(0.2)	(100.0)%
Pension termination	—	(0.7)	0.7	100.0%
Interest and other income (expense), net	0.1	(0.2)	0.3	NM
Commercial Real Estate operating profit (loss)	$43.6	$40.0	$3.6	9.0%

Net Operating Income ("NOI")[3]	$61.7	$59.6	$2.1	3.6%

Same-Store Net Operating Income ("Same-Store NOI")[3]	$61.5	$59.5	$2.0	3.4%

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
[3] For a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 35.
Commercial Real Estate operating revenue increased 5.5% or $5.1 million, to $97.4 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Operating profit increased 9.0%, or $3.6 million, to $43.6 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase in operating revenue and operating profit from the prior year was primarily driven by higher base rents and recoveries from tenants. Operating costs and expenses for the six months ended June 30, 2023, increased by $1.8 million due primarily to higher property operating costs.

Commercial Real Estate portfolio additions and dispositions
During the three and six months ended June 30, 2023, the Company's acquisitions of commercial real estate properties were as follows (dollars in millions):

Acquisitions
Property	Location	Date (Month/Year)	Purchase Price	GLA (SF)
Kaomi Loop Industrial	Oahu, HI	05/2023	$9.5	33,200
During the three and six months ended June 30, 2023, there were no dispositions of CRE improved properties or ground lease interests in land.
Leasing activity
During the second quarter ended June 30, 2023, the Company signed 29 new leases and 43 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 220,100 square feet of GLA. The 29 new leases consist of 98,400 square feet with an average annual base rent of $28.49 per-square-foot. Of the 29 new leases, 11 leases with a total GLA of 30,200 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 11 leases, resulted in an 10.1% average base rent increase over comparable expiring leases. The 43 renewal leases consist of 121,700 square feet with an average annual base rent of $29.88 per square foot. Of the 43 renewal leases, 33 leases with a total GLA of 95,100 square feet were considered comparable and resulted in an 4.7% average base rent increase over comparable expiring leases. The Company signed two new ground lease renewals during the second quarter ended June 30, 2023, of which one was considered comparable and resulted in a 38.8% base rent increase over the comparable expiring lease.

Leasing activity summarized by asset class for the three and six months ended June 30, 2023, were as follows:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Leases	GLA (SF)	ABR2/SF	Rent Spread[3]	Leases	GLA (SF)	ABR2/SF	Rent Spread[3]
Retail	47	112,163	$40.37	5.6%	77	194,150	$40.06	5.7%
Industrial	21	102,692	$17.11	6.6%	38	155,155	$16.75	8.1%
Office	4	5,209	$29.52	3.9%	6	10,061	$33.19	3.8%
Subtotal - Improved	72	220,064	$29.26	5.8%	121	359,366	$29.80	6.4%
Ground	2	N/A1	N/A1	38.8%	4	N/A1	N/A1	38.8%
[1] Not applicable for ground leases as such leases would not be comparable from a GLA (SF) perspective
[2]Annualized Base Rent ("ABR") is the current month's contractual base rent multiplied by 12. Base rent is presented without consideration of percentage rent that may, in some cases, be significant.
[3] Rent spread is calculated for comparable leases, a subset of the total population of leases for the period presented (described above).

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
The Company's improved portfolio occupancy metrics as of June 30, 2023 and 2022, were as follows:

	As of	As of	Basis Point Change
	June 30, 2023	June 30, 2022
Leased Occupancy	94.4%	94.6%	(20)
Physical Occupancy	93.5%	93.7%	(20)
Economic Occupancy	92.4%	92.6%	(20)

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of June 30, 2023 and 2022, were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	June 30, 2023	June 30, 2022
Retail	94.0%	93.1%	90
Industrial	95.9%	98.4%	(250)
Office	86.7%	88.1%	(140)
Total Leased Occupancy	94.4%	94.6%	(20)

Economic Occupancy
	As of	As of	Basis Point Change
	June 30, 2023	June 30, 2022
Retail	91.8%	90.6%	120
Industrial	94.2%	97.3%	(310)
Office	86.7%	85.4%	130
Total Economic Occupancy	92.4%	92.6%	(20)

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	June 30, 2023	June 30, 2022
Retail	94.0%	93.1%	90
Industrial	95.8%	98.4%	(260)
Office	86.7%	88.1%	(140)
Total Same-Store Leased Occupancy	94.3%	94.6%	(30)

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	June 30, 2023	June 30, 2022
Retail	91.8%	90.6%	120
Industrial	94.0%	97.3%	(330)
Office	86.7%	85.4%	130
Total Same-Store Economic Occupancy	92.3%	92.5%	(20)
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

Financial results - Second quarter of 2023 compared with 2022
Results of operations for the second quarter ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,
(amounts in millions; unaudited)	2023	2022
Unimproved/other property sales revenue	$3.2	$0.2
Other operating revenue[1]	0.4	4.9
Total Land Operations operating revenue	3.6	5.1
Land Operations operating costs and expenses	(2.0)	(5.4)
Selling, general and administrative	(0.4)	(1.2)
Gain (loss) on disposal of assets, net	—	54.0
Intersegment operating charges, net[2]	(0.1)	(0.1)
Earnings (loss) from joint ventures	0.5	0.1
Pension termination	—	(59.9)
Interest and other income (expense), net	0.1	(0.1)
Total Land Operations operating profit (loss)	$1.7	$(7.5)

[1] Other operating revenue includes revenue related to licensing and leasing of non-core legacy agricultural lands during the periods ended 2023 and 2022. Other revenue also includes renewable energy and trucking during the period ended 2022.

[2] Intersegment operating charges for Land Operations are primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
Second quarter of 2023: Land Operations revenue of $3.6 million during the second quarter ended June 30, 2023, was primarily related to unimproved land sales on the island of Maui.
Land Operations operating profit of $1.7 million during the second quarter ended June 30, 2023, was composed of the margins from unimproved land sales.
Second quarter of 2022: Operating revenue of $5.1 million primarily consisted of revenue related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of non-core legacy land, trucking services, and renewable energy), as well as the sale of an easement on the island of Maui.
Segment operating profit of $7.5 million during the second quarter ended June 30, 2022, was composed of the margins resulting from legacy business activities noted above and a gain on disposal of non-core assets resulting from the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, partially offset by a settlement charge of $59.9 million related to certain benefit payments made by the master trust in connection with the termination of the Defined Benefit Plans.

Financial Results - First six months of 2023 compared with 2022

	Six Months Ended June 30,
(amounts in millions; unaudited)	2023	2022
Development sales revenue	$—	$6.3
Unimproved/other property sales revenue	4.1	2.0
Other operating revenue[1]	2.0	9.7
Total Land Operations operating revenue	6.1	18.0
Land Operations operating costs and expenses	(5.6)	(14.6)
Selling, general and administrative	(0.9)	(2.4)
Gain (loss) on disposal of assets, net	1.1	54.0
Intersegment operating charges, net[2]	(0.1)	(0.1)
Earnings (loss) from joint ventures	0.9	1.5
Pension termination	—	(62.2)
Interest and other income (expense), net	0.1	—
Total Land Operations operating profit (loss)	$1.6	$(5.8)
[1] Other operating revenue includes revenue related to trucking and licensing and leasing of non-core legacy agricultural lands during the periods ended 2023 and 2022. Other revenue also includes renewable energy during the period ended 2022.

[2] Intersegment operating charges primarily from CRE that are eliminated in the consolidated results of operations.
First six months of 2023: Land Operations revenue during the six months ended June 30, 2023, was $6.1 million and included revenue related to the Company's legacy business activities in the Land Operations segment (primarily trucking services and licensing and leasing of non-core legacy lands), as well as unimproved land sales on the islands of Maui and Kauai.
Land Operations operating profit of $1.6 million during the six months ended June 30, 2023, was composed of the margins resulting from legacy business activities noted above, carrying costs of landholdings, and the gain on disposal of the Company's ownership interest in a legacy trucking and storage business on Maui.
First six months of 2022: Land Operations revenue was $18.0 million and included the sales of development parcels at Maui Business Park and unimproved land on the islands of Kauai and Maui. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of non-core legacy agricultural lands, trucking service, and renewable energy).
Land Operations operating loss of $5.8 million during the six months ended June 30, 2022, was composed of the margins resulting from the real estate sales activity noted above, profits generated from the operations of the segment's other legacy business activities, and a gain on disposal of non-core assets, net of $54.0 million resulting from the completion of the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai. Additionally, the segment incurred a settlement charge of $62.2 million in connection with the termination of the Defined Benefit Plans. Earnings from joint ventures of $1.5 million during the six months ended June 30, 2022, was primarily driven by the Company's unconsolidated investment in a materials company.
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
Reconciliations of net income (loss) available to A&B common shareholders to FFO and Core FFO for the three and six months ended June 30, 2023 and 2022, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss) available to A&B common shareholders	$13.3	$4.0	$18.6	$14.5
Depreciation and amortization of commercial real estate properties	9.1	9.2	18.2	18.4
(Income) loss from discontinued operations, net of income taxes	(4.2)	1.1	—	(0.3)
Income (loss) attributable to discontinued noncontrolling interest	1.6	0.3	1.6	0.8
FFO	$19.8	$14.6	$38.4	$33.4
Exclude items not related to core business:
Land Operations operating (profit) loss	(1.7)	7.5	(1.6)	5.8
Income tax expense (benefit)	—	(18.1)	—	(18.1)
Pension termination - CRE and Corporate	—	13.8	—	14.7
Non-core business interest expense	3.2	2.7	5.7	5.5
Core FFO	$21.3	$20.5	$42.5	$41.3

Reconciliations of Core FFO starting from Commercial Real Estate operating profit (loss) for the three and six months ended June 30, 2023 and 2022, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial Real Estate Operating Profit (Loss)	$22.7	$19.3	$43.6	$40.0
Depreciation and amortization of commercial real estate properties	9.1	9.2	18.2	18.4
Corporate and other expense	(7.7)	(18.8)	(14.0)	(25.9)
Core business interest expense	(2.7)	(2.9)	(5.2)	(5.8)
Distributions to participating securities	(0.1)	(0.1)	(0.1)	(0.1)
Pension termination - CRE and Corporate	—	13.8	—	14.7
Core FFO	$21.3	$20.5	$42.5	$41.3
Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three and six months ended June 30, 2023 and 2022, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
CRE Operating Profit (Loss)	$22.7	$19.3	$43.6	$40.0
Plus: Depreciation and amortization	9.1	9.2	18.2	18.4
Less: Straight-line lease adjustments	(2.1)	(1.0)	(3.4)	(2.5)
Less: Favorable/(unfavorable) lease amortization	(0.2)	(0.4)	(0.5)	(0.6)
Plus: Other (income)/expense, net	(0.1)	0.9	(0.1)	0.9
Plus: Selling, general, administrative and other expenses	1.9	1.8	3.9	3.4
NOI	31.3	29.8	61.7	59.6
Less: NOI from acquisitions, dispositions, and other adjustments	(0.2)	—	(0.2)	(0.1)
Same-Store NOI	$31.1	$29.8	$61.5	$59.5

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from June 30, 2023) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures (including recent commercial real estate acquisitions and real estate developments); shareholder distributions; and working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of June 30, 2023, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
As of June 30, 2023, the Company had $440.9 million of fixed rate debt (after the effects of interest rate swaps) and $66.0 million of variable-rate debt with weighted average interest rates of 4.3% and 6.3%, respectively. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would have little impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its credit facility will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from June 30, 2023) and long-term (i.e., beyond the next twelve months).
Known contractual obligations
A description of material contractual commitments is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2022 Form 10-K, and relates to the Company's Notes payable and other debt and Accrued pension and post-retirement benefits. In addition, a description of other material cash requirements, including capital expenditures, is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of the 2022 Form 10-K, and includes contractual interest payments for Notes payable and other debt as well as amounts to be spent on contractual non-cancellable purchase obligations (that specifies all significant terms, including fixed or minimum quantities to be purchased, pricing structure and approximate timing of the transaction that are not recorded as liabilities in the consolidated balance sheet).
As of June 30, 2023, there were no material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2022. Refer to Note 6 – Notes Payable and Other Debt and Note 13 – Employee Benefit Plans in this report for further discussion.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2022 Form 10-K. As of June 30, 2023, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2022. Refer to Note 8 – Commitments and Contingencies in this report for further discussion.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been operating cash flows from continuing operations. For the six months ended June 30, 2023, operating cash flows from continuing operations of $37.9 million was primarily driven by cash generated by the Commercial Real Estate segment (the Company's core business). The Company's operating cash flows from continuing operations for the six months ended June 30, 2023, represents an increase of $22.7 million from $15.2 million for the six months ended June 30, 2022, due primarily to a $29.0 million cash contribution to the Defined Benefit Plans made during the second quarter of 2022 in connection with the termination that did not recur in 2023, partially offset by lower cash proceeds from the lack of development sales in 2023 as compared to 2022. Cash proceeds from development sales was $6.0 million for the six months ended June 30, 2022, compared to none for the six months ended June 30, 2023. Total cash flows in future periods may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy and development property sales.
The Company's other primary sources of liquidity include its cash on-hand of $8.2 million as of June 30, 2023, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from June 30, 2023), as well as long-term basis. With respect to the $500.0 million A&B Revolver available for general A&B purposes, as of June 30, 2023, the Company had $66.0 million of borrowings outstanding, $1.1 million letters of credit issued against, and $432.9 million of available capacity. This credit facility has a term through August 29, 2025, plus two six-month optional extensions.
On August 13, 2021, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $150.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of June 30, 2023, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash used in investing activities for continuing operations was $13.8 million for the six months ended June 30, 2023, as compared to $66.7 million for the six months ended June 30, 2022. Cash used in investing activities for continuing operations during the six months ended June 30, 2023, was primarily driven by capital expenditures of $16.7 million, including the acquisition of an industrial property on Oahu for $9.5 million and $7.2 million in capital expenditures for property, plant, and equipment. This was partially offset by $1.6 million of cash proceeds from the sale of the Company's legacy trucking and storage business in the Land Operations segment. Net cash used in investing activities for continuing operations during the six months ended June 30, 2022, was primarily driven by the Company's the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, in exchange for cash consideration of approximately $73.9 million. This was partially offset by $6.7 million in capital expenditures during the six months ended June 30, 2022.
As it relates to the CRE segment (i.e., its core business), the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods for all segments were as follows:

	Six Months Ended June 30,
(dollars in millions; unaudited)	2023	2022	Change
CRE property acquisitions, development and redevelopment	$13.1	$3.0	336.7%
Building/area improvements (Maintenance Capital Expenditures)	2.1	2.3	(8.7)%
Tenant space improvements (Maintenance Capital Expenditures)	1.4	0.9	55.6%
Land Operations and Corporate	0.1	0.5	(80.0)%
Total capital expenditures[1]	$16.7	$6.7	149.3%
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Cash used in financing activities for continuing operations was $15.9 million for the six months ended June 30, 2023, as compared to $105.8 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company's net cash outlays related to financing activities were due primarily to cash dividend payments totaling $48.2 million and repayments of secured and unsecured notes payable and other debt of $19.3 million, partially offset by net borrowings of $54.0 million on the Company's revolving credit facilities. During the six months ended June 30, 2022, the Company's net cash outlays related to financing activities were due primarily to its net repayments of notes payable and other debt and deferred financing costs and line-of-credit agreement of $61.5 million, as well as cash dividend payments totaling $41.7 million.
The Company's Board of Directors authorized the Company to repurchase up to $150.0 million of its common stock between February 25, 2020 and December 31, 2023. As of June 30, 2023, the Company had repurchased 277,010 shares on the open market for an aggregate purchase price, including commissions of $4.6 million, with $145.4 million remaining available under the stock repurchase program. The shares were retired upon repurchase. The Company did not repurchase any shares during the quarter ended June 30, 2023.
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
During the six months ended June 30, 2023, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code and, over the same period, completed one acquisition utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions. As of June 30, 2023, no funds from tax-deferred sales or involuntary conversions were available for use and had not yet been reinvested under §1031 or §1033 of the Code.
Trends, events and uncertainties
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including market volatility, supply chain and labor constraints, inflationary pressures, travel restrictions, war, natural disasters or effects of climate change, or a prolonged economic downturn could adversely affect our business. During the quarter ended June 30, 2023, the Federal Reserve continued its campaign to lower inflation by raising the federal funds rate by 0.25% to 5.00%. The impact of the rapid increase in the federal funds rate from 0.25% at January 1, 2022, has resulted in a tightening of credit and contributed to volatility in the banking, technology, and housing industries. The ultimate extent of the impact that these trends and events will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and discretionary and non-discretionary spending, all of which are highly uncertain and cannot be reasonably predicted.

Other Matters
Critical accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of the Company's financial statements were described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2022 Form 10-K. Changes to the Company's critical accounting estimates are included herein.
Assets and Liabilities Held for Sale
The Company presents the assets and liabilities of a disposal group as held for sale upon meeting all of the following criteria:

•Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group).
•The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups).
•An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated.
•The sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year.
•The asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value.
•Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The determination as to whether the sale of the disposal group is probable may include significant judgments from management related to the estimated timing of the closing of a future sales transaction. For information regarding significant judgments related to fair value estimates of the disposal group held for sale, refer to the Impairment subheading within the Critical Accounting Estimates.
As of December 31, 2022, the Company concluded that the Grace Disposal Group met all of the criteria listed above for classification as held for sale. The Grace Disposal Group continued to meet all the criteria for classification as held for sale as of June 30, 2023.
Discontinued Operations

Discontinued operations comprise activities that were disposed of, discontinued, or held for sale at the end of the period; represent a component of an entity or a group of components that can be clearly distinguished for operational and financial reporting purposes; and represent a strategic business shift that has (or will have) a major effect on the Company’s operations and financial results.
Based on the significance of the Grace Disposal Group’s historical revenue and net income (loss) to the Company and because the Grace Disposal Group comprises primarily all of the Company’s previously reported Materials & Construction reportable segment, the Company determined that the planned sale represents a strategic shift that will have a material effect on the Company’s operations and financial results.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.
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
There were no purchases or repurchases of equity securities made by or on behalf of the Company during the quarter ended June 30, 2023, and $145.4 million remains available under the stock repurchase program as of June 30, 2023.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulations S-K (17 CFR 229.104) is included in Exhibit 95 to this periodic report on Form 10-Q.

ITEM 6. EXHIBITS
EXHIBIT INDEX
10.     Material Contracts
10.b.1.(liv)    Supplemental Release Agreement, dated June 30, 2023, between Alexander & Baldwin, Inc. and Christopher J. Benjamin.
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
95    Mine Safety Disclosure.
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interest for the three and six months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

July 28, 2023	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Executive Vice President, Chief Financial Officer and Treasurer

July 28, 2023	By: /s/ Anthony J. Tommasino
Anthony J. Tommasino
Vice President and Controller