Form 10-K
period 2023-12-31
Alexander & Baldwin, Inc.
filed 2024-02-29
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of such Common Stock, as of the last business day of the most recently completed second fiscal quarter June 30, 2023: $1,349,372,500
Number of shares of Common Stock outstanding as of latest practicable date (February 14, 2024): 72,592,147
Documents Incorporated By Reference
Portions of Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders (Part III of Form 10-K)
1

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2023
PART I
ITEM 1. BUSINESS

Overview
Alexander & Baldwin, Inc. ("A&B," the "Company," "we," "our," or "us") is a fully integrated real estate investment trust ("REIT") whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. The Company's commercial real estate portfolio is geographically focused in Hawai‘i, where it benefits from its deep local roots, broad experience base, and strong relationships and reputation in the islands.
The Company's commercial real estate portfolio consists of 22 retail centers, 13 industrial assets, and four office properties, representing a total of 3.9 million square feet of gross leasable area ("GLA"), as well as 142.0 acres of commercial land in Hawai‘i, of which substantially all is leased pursuant to urban ground leases. As of December 31, 2023, the improved portfolio leased occupancy was at 94.7%, which is leased to a mix of national, regional, and local retailers and businesses.
Business Objectives and Strategies
The Company's business objective is to create long-term shareholder value and sustainable income by strategically acquiring, managing, and enhancing a premier portfolio of commercial real estate properties in Hawai‘i . The Company intends to achieve its objective through the following strategies:

Geographic Focus - The Company's commercial real estate strategy focuses on Hawai‘i, where it benefits from its broad experience base, deep relationships and strong reputation in the islands. The Company believes the geographic focus on the Hawai‘i market provides a foundation for strong financial and operational performance and future growth, including showing resilience during economic down cycles.
•High Barriers to Entry - The Hawai‘i market offers high value opportunities for the Company to pursue attractive growth and position itself for long-term stability given its geographic location, high barriers to entry, and lack of urban-entitled lands (at about 5% of land in the state). The entitlement process is lengthy and complex, taking between 9-15 years to complete.
•Stable and Resilient Economy - The Hawai‘i economy benefits both directly and indirectly from stable and consistently high levels of government spending compared to the U.S. Mainland due to Hawai‘i's strategic defense location between the continental U.S. and Asia. The state also benefits from a tourism industry that holds a unique brand that appeals to tourists from varying geographies (e.g., U.S. East Coast, U.S. West Coast, Canada, Asia, Europe).
•Market Knowledge and Deep Local Roots - A&B’s management team is physically in the islands which provides direct insight into the needs of the communities we serve. Being geographically focused allows A&B to create and cultivate unique relationships that lead to value creating opportunities in leasing, vendor relationships, and growth.
Balance Sheet Management and Financing Strategy Positioned for External Growth - The Company intends to grow its commercial real estate portfolio by pursuing accretive acquisitions in our preferred asset classes and other commercial property investment opportunities when they are strategically consistent with the value creation objectives of the Company and we believe they have attractive risk-adjusted returns relative to the Company’s cost of capital, while maintaining a moderate leverage profile and flexible balance sheet. The Company strives to maintain an appropriate debt profile to include well-laddered debt maturities and minimized near-term maturing debt, favorable leverage ratios, a high proportion of fixed-rate debt and longer weighted-average maturity.
Increase Income and Optimize Returns through Internal Growth - The Company strives to be the landlord of choice by providing desirable locations, quality properties, community amenities, and effective leasing and management of our commercial properties; as well as create value through property development and redevelopment in order to increase recurring income streams and optimize returns.
•Development and Redevelopment - The Company employs strong investment and asset management teams to capitalize on embedded internal investment opportunities through the repositioning and redevelopment of existing assets, as well as ground-up development of new commercial properties at an appropriate risk-adjusted return on capital.
•Leasing - With the Company’s in-house leasing capabilities and tenant demand in submarkets in which A&B operates, the Company is positioned to achieve internal growth through increased rental rates on the renewal of expiring leases or the leasing of space to new tenants at higher rental rates while limiting vacancy and down-time. Additionally, the Company is able to drive incremental growth and enhance portfolio returns through attracting high-quality tenants and managing the merchandising mix of our tenant base.
•Property Management - The Company oversees all aspects of asset and property management including execution of effective marketing and leasing strategies to attract quality tenants and increase occupancy and the effective and efficient management of property operations focused on reducing operating expenses and maximizing property cash flows over the long term, thereby enhancing the value of our properties.
Segment Reporting
The Company operates two segments: Commercial Real Estate ("CRE") and Land Operations. A description of the Company's reportable segments is as follows:
•Commercial Real Estate - This segment functions as a vertically integrated real estate investment company. The Company's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i communities. Income from this segment is principally generated by owning, operating and leasing real estate assets.
•Land Operations - This segment includes the Company's legacy landholdings, assets, and liabilities that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, joint ventures, and other legacy business activities.
Revenue Concentration
As of December 31, 2023, the Company's three largest tenants by annualized base rent (“ABR”) were Albertsons Companies (including Safeway), Sam's Real Estate Business Trust, and CVS Corporation (including Longs Drugs), and no single tenant accounted for more than 10% of total commercial real estate revenue in any of the three years ended December 31, 2023, 2022, and 2021. Pearl Highlands Center accounted for approximately 11.6%, 10.9%, and 10.8% of total Commercial Real Estate segment revenues for the three years ended December 31, 2023, 2022, and 2021, respectively. Kailua Retail accounted for approximately 10.4%, 10.7%, and 11.1% of total Commercial Real Estate segment revenues for the three years ended December 31, 2023, 2022, and 2021, respectively.
Discontinued Operations
In November 2023, the Company completed the sale of its interests in Grace Pacific, a materials and construction company, and the Company-owned quarry land on Maui (collectively, the “Grace Disposal Group”). Refer to Note 20 – Sale of Business and Note 21 – Held for Sale and Discontinued Operations included within the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Grace Disposal Group, including the assets and liabilities divested and income from discontinued operations.
Compliance with Government Regulations
The Company is subject to a number of federal, state and local laws and regulations. The CRE segment must comply with state and local regulations surrounding the brokering of deals and the management of its commercial real estate portfolio. With respect to land development in both its CRE and Land Operations segments, the Company is subject to laws and regulations that affect the land development process, including zoning and permitted land uses which may impact the Company's development costs. Additionally, the Company is subject to various other regulations such as Occupational Safety and Health Administration regulations, Environmental Protection Agency regulations, and state and county permitting requirements related to its other operations.

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

Environmental, Social, and Governance

While recent years have seen intense focus on Environmental, Social, and Governance topics ("ESG"), these principles have been an integral part of the Company's corporate culture and values since its founding over 150 years ago. The Company's deep Hawai‘i roots offer the obligation and privilege to exceed the baseline of corporate responsibility. The Company believes that doing what is right for its employees and communities is critical in achieving its goal to deliver long-term growth and to create value for shareholders.

Additional information regarding the Company’s ESG initiatives is available in the Company’s Corporate Responsibility Report (“CRR”), which can be found on the Company’s website. Information on the Company’s website, including its CRR, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.

Environmental Stewardship
The Company understands the importance of environmental stewardship and throughout its history, has been a leader in generating renewable energy and worked to protect and preserve Hawai‘i's unique and precious land and water resources. Today, the Company recognizes the risks that climate change poses to Hawai‘i's island community and business, and strives to own, operate, and develop properties with integrity, and in ways that are environmentally and socially responsible. Its employee-led environmental council develops and implements strategies to address sustainability and shape the Company's agenda for environmental stewardship. Areas of focus include energy efficiency, climate change, water conservation, waste management, and sustainable transportation. The Company is committed to addressing climate risks and leading the effort to understand and mitigate potential risks and vulnerabilities associated with our real estate portfolio. The Company also recognizes the importance of maintaining outreach to further promote sustainability, as tenant practices beyond the Company's control comprise the vast majority of utility consumption and greenhouse gas ("GHG") emissions at our properties. In an effort to align its sustainability priorities with tenant activity, its leases contain terms that encourage sustainable practices.

In 2022, the Company completed the installation of a 1.3-megawatt rooftop photovoltaic system at Pearl Highlands Center, the Company's largest retail asset by GLA. In 2023, the Company completed the installation of a 0.5-megawatt photovoltaic system at Kakaako Commerce Center, the Company's second largest industrial asset by GLA.
The Company highlights the following additional achievements related to our environmental sustainability efforts:

•Implemented a CRE benchmarking program that compiles energy and water data in ENERGY STAR Portfolio Manager. This enables the Company to better track and understand energy and water consumption throughout the CRE portfolio. In addition, the Company collaborated with the City & County of Honolulu and other stakeholders to establish a county-wide energy and water building benchmarking program.
•The Company partnered with Carbon Lighthouse to increase energy efficiency and reduce GHG emissions within the CRE portfolio. Under this partnership, approximately 22% of the Company's portfolio (based on GLA) has undergone performance updates to lighting, heating, and cooling systems, driving energy reductions in 2022 of over 1,000 megawatt-hour.
•In 2022, the Company conducted comprehensive American Society of Heating, Refrigeration, and Air-Conditioning Engineers (ASHRAE) Level 2 audits on eight properties, representing 1.1 million square feet of GLA, or nearly 30% of our portfolio based on GLA. These audits provided data identifying feasible short-, mid-, and long-term energy conservation and efficiency opportunities.
•The Company continues to implement sustainable energy and conservation features at its properties, to include installing energy efficient LED lighting, rooftop photovoltaic (“PV”) systems and electric vehicle (“EV”) charging stations, as well as incorporating the use of cool roofs, water efficient fixtures and reclaimed water, pedestrian friendly open spaces, ride and bike share transportation options, and native Hawaiian and environmentally friendly plants and landscaping, among other initiatives. As of December 31, 2023, the Company has converted the common area lighting to LED at 25 properties, installed EV charging stations at 14 properties, and entered into agreements to add EV charging stations at three additional properties within the next twelve months.

Social Responsibility - Human Capital Resources
As "Partners for Hawai‘i," the Company is dedicated to its employees, collectively the A&B family, who are all critical in achieving its mission to serve the communities in which it lives and operates, and create value for all stakeholders. The Company seeks to attract, develop, and retain employees with diverse backgrounds and perspectives, and to support those employees in their pursuit to further their careers, provide for their families, enjoy their work, and give back.

The Company does the following to support these efforts:

•Offers a competitive compensation and benefits program;
•Maintains a hybrid onsite/remote work environment with flexible scheduling and incentives for onsite work;
•Utilizes leading industry software and other technology to facilitate communication, document management, collaboration, and other business processes;
•Brings the A&B family together and foster a diverse and inclusive environment by hosting in-person and virtual engagement activities through employee-led social and environmental councils, and in partnership with the human resources department;
•Provides learning and development opportunities that support the advancement of employees;
•Launched an employee-led wellness program to support the continued health and wellness of employees.

Recruitment, Development, and Retention
The Company had 104 employees (including 3 part-time employees) as of December 31, 2023, compared to 141 employees (including 1 part-time employee) in its continuing operations in the prior year. Nearly 93.3% of our employees are based in Hawai'i, and the Company has maintained a hybrid onsite/remote work environment. As a result of the 2023 dispositions of the Grace Disposal Group and the Company's wholly-owned subsidiary Kahului Trucking & Storage, Inc. ("KT&S"), the Company no longer has any employees covered by collective bargaining agreements as of December 31, 2023.
The Company recognizes that its employees drive the success of the Company and are one of its most valuable resources. To expand its reach for talent, the Company utilizes diverse resources to recruit employees that embody A&B's core values of integrity, collaboration, respect, decisiveness, adaptability, and accountability. The Company's compensation and benefits program is designed to attract, reward, and retain talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of strategic goals, and create long-term value for our shareholders. The Company provides employees with competitive total rewards packages that include, in addition to base compensation, meaningful benefits such as health (medical, dental and vision) and life insurance, paid time off, flexible spending reimbursements account, a corporate wellness program, gain sharing opportunities, and a 401(k) plan with a generous Company contribution and Company match. Certain employees are eligible to receive annual incentive bonuses and long-term equity awards tied to the value of the Company's common stock price. In addition, the Company provides meaningful learning and development opportunities for employees to encourage both their personal and professional growth, offering a wide variety of formal and informal training programs and professional development stipends to be used towards qualified workshops, conferences, forums, and classes. The Company also offers a tuition reimbursement program that is available to employees wishing to obtain a qualified higher education degree.
The Company believes that a fair and competitive compensation and benefits program with both short-term and long-term features aligns employee and shareholder interests by incentivizing business and individual performance (i.e., pay for performance), motivating based on long-term company performance, and integrating compensation with its business plans. Our employees have an average tenure of approximately 7.5 years and, for the year ended December 31, 2023, our overall turnover rate was 9.3% (which is lower than the average of 19% for REITs belonging to the National Association or Real Estate Investment Trusts).
Engagement, Community, and Culture
The Company strives to keep its employees engaged by communicating regularly through various channels, including town halls, learning and development trainings, community and social events, and frequent communication through an employee intranet, monthly employee newsletters, and email updates. In 2023, the Company held Collaboration and Learning Day, an all-day event for employees that provided an opportunity to revitalize A&B’s corporate culture, foster connections with colleagues, and enhance professional development. The Company also conducts a confidential, annual employee survey to better understand employee perspectives on topics including employee experience, workplace culture, employee engagement and the direction and leadership of the Company. In 2023, the Company had an 82% participation rate. Results of the survey are reviewed carefully by senior leadership and have resulted in specific actions, including increased recognition programs and the development of the Company’s vision, mission, and values statements.
The Company has a long history of giving back to the communities it serves and that its employees are a part of and it believes that this commitment helps in its efforts to attract and retain talent. Further, the Company supports its employees' investments in their communities through its matching gifts program (which matches its employees' personal gifts with Company contributions to eligible community non-profit organizations); through its volunteer initiatives (which offers employees paid time off for employee community service, as well as cash grants to such eligible organizations); and through corporate sponsorship of charities supported by our employees.
The Company has two employee-led councils, social and environmental, which are comprised of diverse, cross-functional teams of individuals from all levels of the Company and focused on workplace culture and community impact. In 2021, the Company launched an employee-led wellness program to support the health and wellness of employees. The program provides support and resources to employees on a variety of topics including mental, physical, and emotional health; sleep, fitness, and nutrition habits; stress and change-management; self-care; financial well-being, and other wellness topics with programs, presentations, and challenges throughout the year. Employees can access tools, activities, and online courses through the Company's wellness platform, and track their progress toward earning wellness incentives.
Diversity, Equity, and Inclusion ("DEI")
The Company believes that an equitable and inclusive environment with diverse teams fosters more creativity and produces more opportunities to create value through its assets, people, and relationships, and is crucial to its efforts to attract and retain key talent. The Company is focused on building an inclusive culture through a variety of diversity and inclusion initiatives. This commitment starts at the top, with its highly skilled and ethnically and gender diverse Board. As part of its commitment to DEI, the Company launched the Partners for Equality program in 2021, which highlights and champions DEI and social justice issues at the Company. Events are planned quarterly to include speakers, panels, educational materials, group discussions and appropriate community service projects. In 2023, the Company conducted a live, facilitated DEI training for managers to introduce basic concepts and facilitate discussion around common challenges to embracing DEI at work, responsibilities of a supervisor, and how managers can contribute to a culture of DEI.
Workforce Demographics
The following diversity representation data as of December 31, 2023 was gathered voluntarily and reflects the information provided by the participating respondents.

	Female	Ethnically diverse
State of Hawai'i1	50%	78%
A&B Board of Directors	29%	57%
A&B Leadership [2]	28%	56%
A&B Total Workforce	57%	74%

[1] Source: 2022 U.S. Census Bureau American Community Survey 1-Year Estimate
[2] Leadership includes EEO-1 Senior Management

Corporate Governance and Compliance
The Company prioritizes sound principles of corporate governance. The Company's Board of Directors, which is entirely independent, with the exception of the Chief Executive Officer ("CEO"), stand for re-election every year and is comprised of a diverse group of directors with broad and complementary skill sets. The Company has been recognized with a "1" ranking, which is the highest score available, in governance by Institutional Shareholder Services.
The Company is committed to conducting its business in accordance with the highest ethical standards. The Company has adopted a Code of Ethics that applies to the CEO, Chief Financial Officer, and Controller, and a Code of Conduct which is applicable to all directors, officers, and employees, establishing the importance of ethical behavior and compliance with all federal, state, and local laws and regulations. All directors and employees sign and reaffirm their understanding of the Code of Conduct on an annual basis. In order to ensure a fair workplace for our employees, the Company also has strict policies to protect against unlawful discrimination and harassment. Employees have access to a 24-hours ethics hotline that allows for anonymous reporting of suspected violations of the Code of Conduct, or other ethical or legal violations. The Audit Committee receives a report on hotline calls at each meeting.
The Company's leadership team and the Board of Directors are committed to ESG issues. ESG consideration is a meaningful component of the Company's operating and strategic plans and is integrated into its operations and informs how the Company pursues opportunities and manage risks. The Board of Directors provides oversight and receives regular reports on ESG topics, including diversity and climate risk, at both its Nominating and Corporate Governance Committee meetings and Board meetings. The Company also values the views of its shareholders and regularly seeks input from its investors on ESG and other topics.
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
The Company makes available, free of charge, on or through its Internet website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The Company’s website address is www.alexanderbaldwin.com. The information found on the Company's website, including the Company's CRR, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.
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
•An increase in fuel prices and energy costs may adversely affect our operating environment and costs.
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
Summary of risks related to our Commercial Real Estate segment
•We are subject to a number of factors that could cause CRE segment profitability to decline.
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
•The value of our commercial properties is affected by a number of factors.
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
To maintain our qualification as a REIT, we must continually satisfy various requirements concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. For example, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of some combination of “real estate assets” (as defined in the Code), cash, cash items and U.S. government securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary ("TRS")) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to sell assets or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing our income, amounts available for distribution to our shareholders and amounts available for making payments on our indebtedness.
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
Our ability to dispose of non-strategic assets on advantageous terms, including pricing, depends on factors beyond our control, including but not limited to, competition from other sellers, insufficient infrastructure capacity or availability (e.g., water, sewer and roads) for real estate assets, the availability of attractive financing for potential buyers and market conditions. As a result, we may be unable to realize our strategy through dispositions, we may be unable to do so on advantageous terms, or we may not be able to execute the strategy in a timely manner, which could adversely affect our financial condition, operating results and/or cash flows and may result in additional non-cash impairment charges.
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
Although a significant amount of our outstanding debt has fixed interest rates, we borrow funds at variable interest rates under our credit facility. Interest expense on our floating-rate debt increases as interest rates rise. Additionally, the interest expense associated with fixed-rate debt could rise in future periods when the debt matures and is refinanced. Furthermore, the value of our commercial real estate portfolio and the market price of our stock could decline if market interest rates increase and investors seek alternative investments with higher distribution rates.
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
An increase in fuel prices and energy costs may adversely affect our operating environment and costs.
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
Despite our implementation of security measures, there can be no assurance that our efforts to maintain the security and integrity of our systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our systems could result in improper uses of our systems and interruptions in our operations, which in turn could have a material adverse effect on our income, cash flow, results of operations, financial condition, liquidity, the ability to service debt obligations, the market price of our common stock and our ability to pay dividends and other distributions to shareholders. We may also incur significant costs to remedy damages caused by security breaches.
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

Our Commercial Real Estate and Land Operations segments are vulnerable to natural disasters, such as hurricanes, earthquakes, tsunamis, floods, sea level rise, wildfires, tornadoes and unusually heavy or prolonged rain, which could cause personal injury and loss of life. In addition, natural disasters could damage our real estate holdings, which could result in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, and could have an adverse effect on our ability to develop, lease and sell properties. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of, owning or developing our properties.
Drought, greater than normal rainfall, hurricanes, earthquakes, tsunamis, floods, sea level rise, wildfires, other natural disasters, agricultural pestilence, or negligence or intentional malfeasance by individuals, may also adversely impact the conditions of the land and thereby harm the prospects for the Land Operations segment and our land infrastructure and facilities, including dams and reservoirs.
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
We are subject to a number of factors that could cause CRE segment profitability to decline.
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
The value of our commercial properties is affected by a number of factors.
We have significant investments in various commercial real estate properties. Weakness in the real estate sector, especially in Hawai‘i, difficulty in obtaining or renewing financing, and changes in our investment and redevelopment strategy, among other factors, may affect the fair value of these real estate assets. If the undiscounted cash flows of our commercial properties, or redevelopment projects, were to decline below the carrying value of those assets, we would be required to recognize an impairment loss if the fair value of those assets were below their carrying value.
We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
Our business strategy involves the acquisition of retail, industrial, and other properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria. We evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. We may be unable to acquire properties that we have identified as potential acquisition opportunities due to various factors, including but not limited to, the inability to (i) negotiate terms agreeable to the parties involved, (ii) satisfy conditions to closing, or (iii) finance the acquisition on favorable terms, or at all. In addition, we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently not able to complete. If we are unable to acquire properties on favorable terms, or at all, our financial condition, results of operations, and cash flow could be adversely affected.
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
It is crucial to have access to sufficient, reliable and affordable sources of water in order to conduct sustainable agricultural activity. Water availability is critical to the successful implementation of farming plans on those lands purchased from us by Mahi Pono Holdings LLC ("Mahi Pono") in conjunction with our sale of certain agricultural landholdings on Maui. As described in our public filings associated with that sale, as well as Note 11 – Revenue and Contract Balances of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, if Mahi Pono is unable to secure sufficient water to support the agricultural plans for which it purchased the lands, this could trigger certain financial obligations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity, and in particular cybersecurity risk management, is an important part of operations and a focus area for the Company. Cybersecurity risks are evaluated on an ongoing basis by the Company’s Technology department, both internally and with the assistance of external firms.

The Company engages a national security firm in an effort to improve its cybersecurity posture and keep current with evolving cybersecurity risks. The Company’s cybersecurity program is examined on a regular basis, and new procedures and tools are adopted on an ongoing basis to address the changing cybersecurity landscape. The Company’s technology team tests the effectiveness of its tools with periodic exercises, such as an extensive, simulated attack exercise.

The Company’s Board of Directors oversees the overall risk management process, including cybersecurity risks, which it administers in part through its Audit Committee. One of the Audit Committee’s responsibilities involves reviewing the Company’s policies regarding risk assessment and risk management, including with respect to cybersecurity risks. Risk oversight plays a role in all major decisions of the Company’s Board of Directors, and the evaluation of risk is a key part of its decision-making process.

Cybersecurity risks are considered as part of the risk management process across all levels of the organization but are also facilitated through a formal process in which the Company identifies significant risks through regular discussions with management and also develops responses and mitigating actions to address such risks. In conjunction with the Company’s Internal Audit department, management compiles a report of significant, enterprise risks that is shared with the Company’s Board of Directors and its Audit Committee annually or as needed. In addition, cybersecurity and information security risks are among the matters presented by the Chief Technology Officer (“CTO”) for discussion with the Company’s Board of Directors annually and its Audit Committee quarterly or as needed. The CTO, who reports to the Chief Financial Officer, is responsible for leading the assessment and management of cybersecurity risks. The Company's current CTO has more than twenty years of experience managing technology initiatives in diverse industries, and he designed and led the approach for the modernization of the Company's technology platforms and security posture since 2017.

As many security threats involve social engineering, the Company has a multifaceted security training program for its employees. Mandatory cybersecurity training classes are administered semi-annually. Tests of employees’ ability to thwart attacks are run successively throughout the year, and remedial refresher courses are required when employees fail the tests. In addition, security awareness assessment is required as part of the annual employee review process.

The Company does not believe that any risks from cybersecurity threats to date, including as a result of any previous cybersecurity incidents of which the Company is aware, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial conditions. Refer to the risk factor captioned, “Security breaches through cyber attacks or intrusions, or other significant disruptions of the Company's information technology ("IT") networks, communications, and related systems could impair our ability to operate, adversely affect our financial condition, and damage our reputation,” in Part I, Item IA. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

ITEM 2. DESCRIPTION OF PROPERTIES BY SEGMENT
Commercial Real Estate

Asset classes
The Company owns and operates a portfolio of improved properties within three asset classes in Hawai‘i (retail, industrial and office). The following table presents a summary of GLA square footage ("SF") by the improved property asset class and location as of December 31, 2023:

	Oahu	Maui	Kauai	Hawai‘i Island	Total
Retail	1,710,700	285,900	285,100	222,300	2,504,000
Industrial	969,300	163,600	64,600	86,700	1,284,200
Office	37,100	108,600	—	—	145,700
Total	2,717,100	558,100	349,700	309,000	3,933,900
The Company also owns 142.0 acres of land in Hawai‘i, of which substantially all is leased pursuant to urban ground leases as of December 31, 2023.

Improved properties
Most of the Company's improved retail, industrial and office properties are located on Oahu and Maui, with a smaller number of holdings on Kauai and Hawai‘i (island). The occupancy for the improved properties portfolio (i.e., the percentage of square footage leased and commenced to gross leasable space at the end of the period reported, "Leased Occupancy") was 94.7% as of December 31, 2023, and 95.0% as of December 31, 2022. For properties in the portfolio, the Company presents annualized base rent ("ABR") for each of its improved properties on a total and per-square-foot ("PSF") basis; ABR is calculated by multiplying the current month's contractual base rent by twelve.

As of December 31, 2023, the Company's commercial real estate improved property assets were as follows (dollars in thousands, except PSF data):

	Property		Island	Year Built/ Renovated	Current GLA (SF)	Leased/Economic Occupancy		ABR	ABR PSF
	Retail:
1	Pearl Highlands Center		Oahu	1992-1994	412,200	99.8%	99.5%	$10,993	$26.78
2	Kailua Retail		Oahu	1947-2014	326,100	95.8%	94.9%	12,534	41.04
3	Laulani Village		Oahu	2012	175,300	98.3%	97.5%	6,844	40.04
4	Waianae Mall		Oahu	1975	170,800	93.0%	91.9%	3,893	25.09
5	Manoa Marketplace		Oahu	1977, 2023	142,000	97.4%	92.3%	4,646	36.12
6	Queens' MarketPlace		Hawai‘i Island	2007	134,000	90.3%	82.9%	4,684	48.81
7	Kaneohe Bay Shopping Center (Leasehold)		Oahu	1971	125,500	98.0%	97.2%	3,194	26.18
8	Hokulei Village		Kauai	2015	119,000	99.2%	99.2%	4,259	37.12
9	Pu`unene Shopping Center		Maui	2017	118,000	78.4%	72.1%	4,323	51.55
10	Waipio Shopping Center		Oahu	1986, 2004	113,800	98.4%	98.4%	3,574	32.56
11	Aikahi Park Shopping Center		Oahu	1971, 2022	97,300	92.5%	88.6%	3,487	40.94
12	Lanihau Marketplace		Hawai‘i Island	1987	88,300	97.2%	92.1%	1,500	18.45
13	The Shops at Kukui`ula		Kauai	2009	85,900	98.5%	86.3%	3,488	48.07
14	Ho`okele Shopping Center		Maui	2019	71,400	96.1%	96.1%	2,861	41.72
15	Kunia Shopping Center		Oahu	2004	60,600	93.4%	91.7%	2,259	40.66
16	Waipouli Town Center	(1)	Kauai	1980	56,600	39.8%	36.6%	449	21.72
17	Kahului Shopping Center		Maui	1951	50,900	84.5%	84.5%	777	18.05
18	Lau Hala Shops		Oahu	2018	46,300	100.0%	100.0%	2,690	58.14
19	Napili Plaza		Maui	1991	45,600	100.0%	98.7%	1,398	31.96
20	Gateway Mililani Mauka		Oahu	2008, 2013	34,900	90.5%	88.8%	1,823	60.58
21	Port Allen Marina Center		Kauai	2002	23,600	91.9%	91.9%	593	31.28
22	The Collection		Oahu	2017	5,900	100.0%	100.0%	348	58.98
	Subtotal – Retail				2,504,000	94.3%	92.1%	$80,617	$35.53
	Industrial:
23	Komohana Industrial Park		Oahu	1990	238,300	100.0%	100.0%	$3,602	$15.12
24	Kaka`ako Commerce Center		Oahu	1969	197,900	83.3%	82.8%	2,428	14.98
25	Waipio Industrial		Oahu	1988-1989	158,400	100.0%	99.4%	2,860	18.17
26	Opule Industrial		Oahu	2005-2006, 2018	151,500	100.0%	100.0%	2,627	17.34
27	P&L Warehouse		Maui	1970	104,100	100.0%	100.0%	1,663	15.97
28	Kapolei Enterprise Center		Oahu	2019	93,100	100.0%	100.0%	1,657	17.81
29	Honokohau Industrial		Hawai‘i Island	2004-2006, 2008	86,700	100.0%	98.0%	1,355	15.95
30	Kailua Industrial / Other		Oahu	1951-1974	69,000	98.0%	89.3%	1,256	20.39
31	Port Allen Center		Kauai	1983, 1993	64,600	93.3%	93.3%	802	13.29
32	Harbor Industrial		Maui	1930	51,100	94.9%	94.9%	634	13.08
33	Kaomi Loop Industrial	(1)	Oahu	2005	33,200	100.0%	100.0%	527	15.85
34	Kahai Street Industrial		Oahu	1973	27,900	100.0%	100.0%	365	13.09
35	Maui Lani Industrial	(1)	Maui	2010	8,400	100.0%	100.0%	156	18.57
	Subtotal – Industrial				1,284,200	96.8%	96.0%	$19,932	$16.19
	Office:
36	Kahului Office Building		Maui	1974	59,100	79.7%	77.0%	$1,553	$34.15
37	Gateway at Mililani Mauka South		Oahu	1992, 2006	37,100	100.0%	100.0%	1,816	48.89
38	Kahului Office Center		Maui	1991	35,800	88.5%	87.2%	998	31.97
39	Lono Center		Maui	1973	13,700	49.6%	49.6%	190	33.32
	Subtotal – Office				145,700	84.2%	82.8%	$4,557	$38.12
	Total – Hawai‘i Improved Portfolio				3,933,900	94.7%	93.0%	$105,106	$29.04

(1) Property is currently not included in the same-store ("Same-Store") pool, which management uses in the calculation of certain non-GAAP metrics at an improved property or ground lease level. Refer to page 35 for a discussion of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures.

Ground leases
The Company's portfolio of commercial ground leases at December 31, 2023, was as follows (dollars in thousands):

	Property Name	Location (City, Island)	Acres	Property Type	Exp. Year	Current ABR
1	Windward City Shopping Center	Kaneohe, Oahu	15.4	Retail	2035	$3,886
2	Owner/Operator	Kapolei, Oahu	36.4	Industrial	2025	3,300
3	Owner/Operator	Honolulu, Oahu	9.0	Retail	2045	2,075
4	Kaimuki Shopping Center	Honolulu, Oahu	2.8	Retail	2040	2,039
5	S&F Industrial	Pu'unene, Maui	52.0	Heavy Industrial	2059	1,275
6	Owner/Operator	Kaneohe, Oahu	3.7	Retail	2048	1,059
7	Pali Palms Plaza	Kailua, Oahu	3.3	Office	2037	992
8	Windward Town and Country Plaza I	Kailua, Oahu	3.4	Retail	2062	963
9	Windward Town and Country Plaza II	Kailua, Oahu	2.2	Retail	2062	621
10	Kailua Post Office	Kailua, Oahu	1.2	Retail	MTM[1]	555
11	Owner/Operator	Kailua, Oahu	1.9	Retail	2034	450
12	Owner/Operator	Honolulu, Oahu	0.5	Retail	2028	385
13	Owner/Operator	Honolulu, Oahu	0.5	Parking	2028	359
14	Owner/Operator	Kahului, Maui	0.8	Retail	2026	272
15	Seven-Eleven Kailua Center	Kailua, Oahu	0.9	Retail	2033	263
16	Owner/Operator	Honolulu, Oahu	0.7	Industrial	2027	252
17	Owner/Operator	Kahului, Maui	0.8	Industrial	2025	238
18	Owner/Operator	Kahului, Maui	0.4	Retail	2027	186
19	Owner/Operator	Kailua, Oahu	0.4	Retail	2025	183
20	Owner/Operator	Kahului, Maui	0.9	Retail	2025	146
	Remainder[2]	Various	4.8	Various	Various	875
	Total - Ground Leases		142.0			$20,374

(1) Lease is currently month-to-month.
(2) A portion of these properties is currently not included in the Same-Store pool, which management uses in the calculation of certain non-GAAP metrics at an improved property or ground lease level. Refer to page 35 for a discussion of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures.

Land Operations
The Company's Land Operations segment primarily consists of the Company's non-commercial real estate landholdings and other legacy assets and liabilities.

Real Estate Investments
At December 31, 2023, the Company's real estate investments related to its Land Operations segment were as follows:

(amounts in millions, except acres data)	Acres	Carrying Value
Real estate investments
Core real estate investments
Kapolei Business Park West	3	$6.2
Maui Business Park II1	50	20.4
Non-core real estate investments
Other real estate development	192	37.7
Agricultural land	2,680	0.2
Urban land, not in active development	16	—
Conservation & preservation	764	0.9
Investments in real estate joint ventures and partnerships	N/A	6.9
Total real estate investments, net	3,705	$72.3
[1] Includes 12.5 acres which is currently under contract with a delayed closing pending subdivision completion.

Core Real Estate Development-for-sale Projects
As of December 31, 2023, the Company's Land Operations segment has one remaining active, core real estate development-for-sale project, Maui Business Park (Phase II) ("MBP II"). MBP II represents the second phase of the Company's Maui Business Park project in Kahului, Maui, and is zoned for light industrial, retail, and office use. A summary of the Company's MBP II project as of December 31, 2023, is as follows:

						(in millions)
Project	Location	Product Type	Total Acres	Remaining Sellable Acres[1]	Acres Under Contract[2]	Estimated Total Project Cost	Total Project Costs Incurred to Date
Maui Business Park (Phase II)	Kahului, Maui	Light industrial lots	46.7	34.2	12.5	$91	$65
[1] Remaining sellable acres may change due to updates in overall development plan that results in modification of planned roads and easements.
[2] The Company has entered into an agreement with a third party for the sale of 12.5 acres which will close upon subdivision completion and is therefore excluded from remaining sellable acres.
MBP II activity during the year ended December 31, 2023, included the transfer of 2.4 acres slated for a build-to-suit development to the Commercial Real Estate segment.
Sale of Legacy Businesses
In connection with the Company's simplification efforts, during the quarter ended June 30, 2022, the Company completed the disposal of approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, to an unrelated third party. Additionally, during the quarter ended March 31, 2023, the Company completed the sale of its ownership interest in KT&S, a legacy trucking and storage business on Maui.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The common stock of Alexander & Baldwin, Inc. ("A&B" or the "Company") is listed on the New York Stock Exchange under the ticker symbol ALEX. As of February 14, 2024, there were approximately 1,771 shareholders of record. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of the Company's common stock.
Dividends
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
Issuer Purchases of Equity Securities
In October 2021, the Company's Board of Directors reauthorized the Company to repurchase up to $150 million of its common stock beginning on January 1, 2022, and ending on December 31, 2023. During the quarter ended December 31, 2023, the Company repurchased 89,781 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $1.5 million. These shares were retired upon repurchase. On December 31, 2023, $142.4 million expired under the stock repurchase program. In October 2023, the Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock beginning on January 1, 2024, and ending on December 31, 2025.
The following summarizes the Company's purchases of equity securities and use of proceeds for the fourth quarter of fiscal year 2023.

Issuer Purchases of Equity Securities
Execution Date	Total Number of Shares Purchased	Average Price Paid per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in thousands)
October 1-31, 2023	89,781	$16.34	458,501	$142,400
November 1-30, 2023	—	$—	458,501	$142,400
December 1-31, 2023	—	$—	458,501	$—
Total	89,781	16.34	458,501	$—

1The average price paid per share includes $0.02 commission fee per share.
2The share repurchase plan beginning on January 1, 2022, expired on December 31, 2023. A new plan authorizing the Company to repurchase up to $100.0 million of its common stock began on January 1, 2024.

There were no unregistered equity securities sold by the Company during 2023 or 2022.
The graph below compares the cumulative total return on the Company’s common stock with that of the Standard & Poor's 500 Stock Index (“S&P 500”) and two industry peer group indices, FTSE Nareit All Equity REITs and FTSE Nareit Equity Shopping Centers, from December 31, 2018, through December 31, 2023. The stock price performance graph assumes that an investor invested $100 in each of the Company and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company's shares of common stock.

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
Introduction and Objective
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022; and provides additional material information about the Company's business, recent developments and financial condition; its results of operations at a consolidated and segment level; its liquidity and capital resources including an evaluation of the amounts and certainty of cash flows from operations and from outside sources; and how certain accounting principles, policies, and estimates affect its financial statements. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. MD&A is organized as follows:
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

Business Overview
Reportable segments
The Company operates two segments: Commercial Real Estate and Land Operations. A description of each of the Company's reportable segments is as follows:
•Commercial Real Estate ("CRE") - This segment functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); and in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships). The Company's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i communities. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating, and leasing real estate assets.
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
In November 2023, the Company completed the sale of its interests in Grace Pacific, a materials and construction company, and the Company-owned quarry land on Maui (collectively, the "Grace Disposal Group"), marking the last major step in the Company's simplification efforts that began in 2016. The assets and liabilities associated with the Grace Disposal Group were classified as held for sale in the consolidated balance sheet as of December 31, 2022, and financial results are classified as discontinued operations in the consolidated statements of operations and cash flows for all periods presented.
Related to the Land Operations segment, during the year ended December 31, 2023, the Company completed the sale of approximately 460 acres of land holdings on Maui and Kauai for $12.3 million.
During the year ended December 31, 2022, the Company completed the sale of approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, for $76.0 million. In connection with the sale, the Company recognized a net gain on disposition of $54.0 million and received cash proceeds of $73.9 million. Excluding this transaction, the Company completed real estate disposals involving approximately 1,300 acres of land holdings on Maui and Kauai for $19.9 million.
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

Consolidated Results of Operations
For an understanding of the significant factors that influenced our performance during fiscal 2023 and 2022, the following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. of this Annual Report on Form 10-K.

			Favorable (Unfavorable) Change
(amounts in millions, except percentage data and per share data)	2023	2022	$	%
Operating revenue	$208.9	$230.5	$(21.6)	(9.4)%
Cost of operations	(106.6)	(132.9)	26.3	19.8%
Selling, general and administrative	(34.0)	(35.9)	1.9	5.3%
Impairment of assets	(4.8)	—	(4.8)	—%
Gain (loss) on disposal of non-core assets, net	1.1	54.0	(52.9)	(98.0)%
Operating income (loss)	64.6	115.7	(51.1)	(44.2)%
Income (loss) related to joint ventures	1.9	1.6	0.3	18.8%
Pension termination	—	(76.9)	76.9	100.0%
Interest and other income (expense), net	(2.7)	0.4	(3.1)	NM
Interest expense	(23.0)	(22.0)	(1.0)	(4.5)%
Income tax benefit (expense)	—	18.3	(18.3)	(100.0)%
Income (loss) from continuing operations	40.8	37.1	3.7	10.0%
Income (loss) from discontinued operations (net of income taxes)	(7.8)	(86.6)	78.8	91.0%
Net income (loss)	33.0	(49.5)	82.5	NM
(Income) loss attributable to discontinued noncontrolling interest	(3.2)	(1.1)	(2.1)	(190.9)%
Net income (loss) attributable to A&B	$29.8	$(50.6)	$80.4	NM

Earnings per share:
Basic earnings (loss) per share - continuing operations	$0.56	$0.51	$0.05	9.8%
Basic earnings (loss) per share - discontinued operations	(0.15)	(1.21)	1.06	87.6%
Basic earnings (loss) per share of common stock:	$0.41	$(0.70)	$1.11	NM

Diluted earnings (loss) per share - continuing operations	$0.56	$0.50	$0.06	12.0%
Diluted earnings (loss) per share - discontinued operations	(0.15)	(1.20)	1.05	87.5%
Diluted earnings (loss) per share of common stock:	$0.41	$(0.70)	$1.11	NM

Continuing operations available to A&B common shareholders	$40.7	$36.9	$3.8	10.3%
Discontinued operations available to A&B common shareholders	(11.0)	(87.7)	76.7	87.5%
Net income (loss) available to A&B common shareholders	$29.7	$(50.8)	$80.5	NM

Funds From Operations ("FFO")[1]	$79.4	$73.4	$6.0	8.2%
Core FFO[1]	$85.3	$82.2	$3.1	3.8%

FFO per diluted share	$1.09	$1.01	$0.08	7.9%
Core FFO per diluted share	$1.17	$1.13	$0.04	3.5%
Weighted average diluted shares outstanding (FFO/Core FFO)[2]	72.8	72.8

[1] For definitions of capitalized terms and a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 35.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Core FFO.

The causes of material changes in the consolidated statements of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for 2023 decreased 9.4%, or $21.6 million, to $208.9 million due primarily to lower revenues from Land Operations segment land sales and legacy business activities sold in the second quarter of 2022 and first quarter of 2023, partially offset by higher rental income and tenant recoveries from the Commercial Real Estate segment.

Cost of operations for 2023 decreased 19.8%, or $26.3 million, to $106.6 million due primarily to a decrease in costs incurred by the Land Operations segment from legacy business activities sold in the second quarter of 2022 and first quarter of 2023 and lower development property sales, partially offset by higher property operating costs from the Commercial Real Estate segment.

Selling, general and administrative costs for 2023 decreased 5.3%, or $1.9 million, to $34.0 million due primarily due to higher pension service cost and professional services expense in the prior year.
Impairment of assets of $4.8 million during 2023 consisted of the abandonment of potential CRE development projects and impairment of a CRE improved property that was triggered by changes in expected holding period assumptions.

Gain (loss) on disposal of assets, net of $1.1 million for 2023 was primarily due to the sale of the Company's ownership interest in a legacy trucking and storage business on Maui. Gain (loss) on disposal of assets, net of $54.0 million for 2022 was due to the sale of approximately 18,900 acres of primarily agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai. Both of these legacy activities were part of the Land Operations segment.
Pension termination loss of $76.9 million in 2022 resulted from the termination of the Defined Benefit Plans and represents the acceleration of deferred charges previously included within Accumulated other comprehensive income (loss) in the Company's consolidated balance sheets and the impact of remeasuring the plan assets and obligations at termination.
Interest and other income (expense), net for 2023 decreased $3.1 million to a net expense of $2.7 million due primarily to the de-designation of hedging relationships for two forward interest rate swaps as of December 31, 2023, which resulted in the reclassification of $2.7 million of losses from Accumulated other comprehensive income (loss) to Interest and other income (expense), net.
Income tax benefit of $18.3 million for 2022, was due primarily to the termination of the Company’s Defined Benefit Plans and the reclassification of the tax effects in accumulated other comprehensive loss upon completion of the termination of the Defined Benefit Plans.
Loss from discontinued operations (net of income taxes) of $7.8 million for the year ended December 31, 2023, consists of the loss on disposal of $13.2 million related to the sale of the Grace Disposal Group in November 2023, partially offset by $5.4 million in income from the Grace Disposal Group operations in 2023 prior to disposal. Loss from discontinued operations (net of income taxes) of $86.6 million for the year ended December 31, 2022, primarily consists of impairment of $89.8 million recorded in 2022, upon the Grace Disposal Group's classification as held for sale and measurement at its fair value less costs to sell.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results
Results of operations for the years ended December 31, 2023 and 2022, were as follows:

			Favorable (Unfavorable) Change
(amounts in millions, except percentage data and acres; unaudited)	2023	2022	$	%
Commercial Real Estate operating revenue	$194.0	$187.2	$6.8	3.6%
Commercial Real Estate operating costs and expenses	(101.0)	(98.7)	(2.3)	(2.3)%
Selling, general and administrative	(7.0)	(6.8)	(0.2)	(2.9)%
Intersegment operating revenue, net[1]	0.1	0.3	(0.2)	(66.7)%
Impairment of assets	(4.8)	—	(4.8)	—%
Pension termination	—	(0.7)	0.7	100.0%
Interest and other income (expense), net	(0.1)	0.2	(0.3)	NM
Commercial Real Estate operating profit (loss)	$81.2	$81.5	$(0.3)	(0.4)%

Net Operating Income ("NOI")[2]	$123.3	$117.8	$5.5	4.7%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$122.4	$117.4	$5.0	4.3%
Gross Leasable Area ("GLA") in square feet ("SF") for improved properties at end of period	3.9	3.9	—	—%
Ground leases (acres at end of period)	142.0	140.7	1.3	0.9%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 35.
Commercial Real Estate operating revenue increased 3.6% or $6.8 million, to $194.0 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Operating profit decreased 0.4%, or $0.3 million, to $81.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in segment operating revenue for the year ended December 31, 2023, was primarily driven by higher base rents and recoveries from tenants. Operating costs and expenses increased 2.3% or $2.3 million to $101.0 million for the year ended December 31, 2023, as compared to the prior year due primarily to higher property operating costs and property taxes. Impairment of assets of $4.8 million for the year ended December 31, 2023, related to the abandonment of potential CRE development projects and changes in the expected holding period assumptions for a CRE improved property.
Commercial Real Estate portfolio acquisitions, transfers, and dispositions

During the year ended December 31, 2023, the Company's acquisitions and transfers of commercial real estate properties were as follows (dollars in millions):

Acquisitions
Property	Location	Date (Month/Year)	Purchase Price	GLA (SF)
Kaomi Loop Industrial	Oahu, HI	05/2023	$9.5	33,200

Transfers In
Property	Location	Date (Month/Year)	Purchase Price	GLA (SF)
Maui Business Park II - 2.4 acre parcel for build-to-suit development	Kahului, Maui	12/2023	N/A1	N/A2
[1] Represents an intercompany transaction. Land and land improvements transferred from Land Operations segment.
[2] Transfer of land and land improvements only.

There were no dispositions of CRE improved properties or ground lease interests in land during the year ended December 31, 2023.
Leasing activity
During the year ended December 31, 2023, the Company signed 83 new leases and 150 renewal leases for its improved properties across its three asset classes, covering 623,600 square feet of GLA. The 83 new leases consist of 181,300 square feet with an average annual base rent of $30.37 per-square-foot. Of the 83 new leases, 35 leases with a total GLA of 67,400 square feet were considered comparable (i.e., leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 35 leases, resulted in a 8.0% average base rent increase over comparable expiring leases. The 150 renewal leases consist of 442,300 square feet with an average annual base rent of $31.76 per square foot. Of the 150 renewal leases, 113 leases with a total GLA of 254,300 were considered comparable and resulted in a 7.6% average base rent increase over comparable expiring leases. The Company signed six new ground lease renewals during the year ended December 31, 2023, of which two were considered comparable and resulted in a 37.8% base rent increase over the comparable expiring lease.
Leasing activity summarized by asset class for the year ended December 31, 2023, was as follows:

	Year Ended December 31, 2023
	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]
Retail	157	360,771	$41.85	7.8%
Industrial	65	247,591	$16.13	7.5%
Office	11	15,241	$30.54	4.4%
Subtotal - Improved	233	623,603	$31.36	7.7%
Ground	6	N/A1	$5.0	37.8%
[1] Not applicable for ground leases as such leases would not be comparable from a GLA (SF) perspective.
[2]Annualized Base Rent ("ABR") is the current month's contractual base rent multiplied by 12. Base rent is presented without consideration of percentage rent that may, in some cases, be significant.
[3] Rent spread is calculated for comparable leases, a subset of the total population of leases for the period presented (described above).
[4] Current ABR, in millions, is presented for ground leases.
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
The Company's improved portfolio occupancy metrics as of December 31, 2023 and 2022, were as follows:

	As of	As of	Basis Point Change
	December 31, 2023	December 31, 2022
Leased Occupancy	94.7%	95.0%	(30)
Physical Occupancy	94.1%	94.2%	(10)
Economic Occupancy	93.0%	93.6%	(60)

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of December 31, 2023 and 2022, were as follows:

Leased Occupancy
	As of	As of
	December 31, 2023	December 31, 2022	Basis Point Change
Retail	94.3%	93.8%	50
Industrial	96.8%	98.4%	(160)
Office	84.2%	88.2%	(400)
Total Leased Occupancy	94.7%	95.0%	(30)

Economic Occupancy
	As of	As of
	December 31, 2023	December 31, 2022	Basis Point Change
Retail	92.1%	91.7%	40
Industrial	96.0%	98.2%	(220)
Office	82.8%	87.7%	(490)
Total Economic Occupancy	93.0%	93.6%	(60)

Same-Store Leased Occupancy[1]
	As of	As of
	December 31, 2023	December 31, 2022	Basis Point Change
Retail	95.6%	95.0%	60
Industrial	96.7%	98.4%	(170)
Office	84.2%	88.2%	(400)
Total Same-Store Leased Occupancy	95.5%	95.8%	(30)

Same-Store Economic Occupancy[1]
	As of	As of
	December 31, 2023	December 31, 2022	Basis Point Change
Retail	93.4%	93.0%	40
Industrial	95.9%	98.2%	(230)
Office	82.8%	87.7%	(490)
Total Same-Store Economic Occupancy	93.8%	94.4%	(60)

[1] For a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 35.

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
Financial results
Results of operations for the years ended December 31, 2023 and 2022, were as follows:

(amounts in millions; unaudited)	2023	2022
Development sales revenue	$—	$8.1
Unimproved/other property sales revenue	12.3	19.9
Other operating revenue	2.6	15.3
Total Land Operations operating revenue	14.9	43.3
Land Operations operating costs and expenses	(5.6)	(34.2)
Selling, general and administrative	(1.8)	(3.5)
Intersegment operating charges, net[1]	—	(0.3)
Gain (loss) on disposal of assets, net	1.1	54.0
Earnings (loss) from joint ventures	1.9	1.6
Pension termination	—	(62.2)
Interest and other income (expense), net	0.3	(0.1)
Total Land Operations operating profit (loss)	$10.8	$(1.4)

[1] Intersegment operating charges for Land Operations is primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.

2023: Land Operations revenue of $14.9 million during the year ended December 31, 2023, was primarily driven by the sale of approximately 460 acres of unimproved and other land holdings on Maui and Kauai for $12.3 million. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (primarily trucking services and licensing and leasing of non-core legacy lands).
Operating costs and expenses for this segment decreased primarily due to lower cost of sales associated with unimproved and other landholdings and Maui Business Park II lot sales, the favorable resolution of contingent liabilities related to prior year land sales, and lower costs related to legacy business activities. Selling, general, and administrative expenses declined primarily due to lower payroll and related costs resulting from simplification efforts and a decrease in pension service costs related to the 2022 pension termination. Additionally, the Company completed the sale of its ownership interest in a legacy trucking and storage business on Maui during the year ended December 31, 2023, which resulted in a gain on disposal of $1.1 million.
2022: Land Operations revenue of $43.3 million during the year ended December 31, 2022, was primarily driven by sales of six development parcels at Maui Business Park for $8.1 million, as well as unimproved and other land sales on the islands of Maui and Kauai of approximately 1,300 acres for $19.9 million. Revenue also included other operating revenue related to the Company's legacy business activities in the Land Operations segment (primarily trucking service, licensing and leasing of non-core legacy agricultural lands, and renewable energy).
Operating costs and expenses for this segment is composed of costs related to the Company's legacy business activities and legacy land holding costs, including a $5.0 million impairment charge related to conservation and agriculture zoned land on Oahu, as well as costs associated with the sales of Maui Business Park II lots and unimproved and other landholdings.
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

The Company presents both non-GAAP measures and reconciles each to the most directly-comparable GAAP measure as well as reconciling FFO to Core FFO. The Company's FFO and Core FFO may not be comparable to such metrics reported by other REITs due to possible differences in the interpretation of the current Nareit definition used by such REITs.
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
The Company reports NOI and Occupancy on a Same-Store basis, which includes the results of properties that were owned and operated for the entirety of the prior calendar year and current reporting period, year-to-date. The Same-Store pool excludes properties under development or redevelopment and also excludes properties acquired or sold during either of the comparable reporting periods. New developments and redevelopments are moved into the Same-Store pool after one full calendar year of stabilized operation. Management judgment is involved in the classification of properties for exclusion from the same-store pool when they are no longer considered stabilized due to redevelopment or other factors.
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
Reconciliations of net income (loss) to FFO and Core FFO for the years ended December 31, 2023 and 2022, are as follows (in millions):

	2023	2022
Net income (loss) available to A&B common shareholders	$29.7	$(50.8)
Depreciation and amortization of commercial real estate properties	36.5	36.5
Impairment losses - CRE properties	2.2	—
Loss from discontinued operations, net of income taxes	7.8	86.6
Income (loss) attributable to discontinued noncontrolling interest	3.2	1.1
FFO	$79.4	$73.4
Exclude items not related to core business:
Land Operations operating (profit) loss	(10.8)	1.4
Income tax expense (benefit)	—	(18.3)
Pension termination - CRE and Corporate	—	14.7
Impairment losses - abandoned development costs	2.6	—
Interest rate derivative fair value adjustment	2.7	—
Non-core business interest expense	11.4	11.0
Core FFO	$85.3	$82.2

Reconciliations of Core FFO starting from CRE operating profit for the years ended December 31, 2023 and 2022, are as follows (in millions):

	2023	2022
CRE Operating Profit	$81.2	$81.5
Depreciation and amortization of commercial real estate properties	36.5	36.5
Corporate and other expense	(28.2)	(39.3)
Core business interest expense	(11.6)	(11.0)
Impairment losses - CRE properties	2.2	—
Impairment losses - abandoned development costs	2.6	—
Interest rate derivative fair value adjustment	2.7	—
Distributions to participating securities	(0.1)	(0.2)
Pension termination - CRE and Corporate	—	14.7
Core FFO	$85.3	$82.2

Reconciliations of CRE operating profit (loss) to NOI for the years ended December 31, 2023 and 2022, are as follows (in millions):

	2023	2022
CRE Operating Profit (Loss)	$81.2	$81.5
Plus: Depreciation and amortization	36.5	36.5
Less: Straight-line lease adjustments	(5.1)	(6.3)
Less: Favorable/(unfavorable) lease amortization	(1.1)	(1.1)
Less: Termination income	(0.1)	(0.1)
Plus: Other (income)/expense, net	0.1	0.5
Plus: Impairment of assets	4.8	—
Plus: Selling, general, administrative and other expenses	7.0	6.8
NOI	123.3	117.8
Less: NOI from acquisitions and dispositions	(0.9)	(0.4)
Same-Store NOI	$122.4	$117.4

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from December 31, 2023) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been funding shareholder distributions, known contractual obligations, and capital expenditures (including recent commercial real estate acquisitions and real estate developments); and supporting working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of December 31, 2023, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its credit facility will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from December 31, 2023) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
Known contractual obligations
A description of material contractual commitments as of December 31, 2023, is included in Note 8 – Notes Payable and Other Debt, Note 13 – Leases - The Company as a Lessee, and Note 15 – Employee Benefit Plans of the Notes to Consolidated Financial Statements and Part II, Item 8 of this report, and is herein incorporated by reference.
In addition, contractual interest payments for Notes payable and other debt in the short term (i.e., over the next twelve months from December 31, 2023) and long-term (i.e., beyond the next twelve months) is estimated to be $19.0 million and $32.9 million, respectively (includes amounts based on contractual/fixed swap interest rates applied to future principal balances based on repayment schedules for secured and unsecured debt and also estimated interest on the revolving credit facility based on the outstanding balance and the rate in effect as of December 31, 2023).
Total amounts to be spent on contractual non-cancellable purchase obligations (that specifies all significant terms, including fixed or minimum quantities to be purchased, pricing structure and approximate timing of the transaction that are not recorded as liabilities in the consolidated balance sheet) over the next twelve months from December 31, 2023, is $28.8 million; such amounts beyond the next twelve months are not material. The largest of such amounts pertain to one tenant improvement project totaling $19.7 million to be spent over the next twelve months.
A description of other commitments, contingencies and off-balance sheet arrangements as of December 31, 2023, is included in Note 10 – Commitments and Contingencies of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, and is herein incorporated by reference.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been operating cash flows from continuing operations, which were $75.5 million for the year ended December 31, 2023, primarily driven by cash generated from the CRE operations (the Company's core business) and monetization of assets within the Land Operations segment. The Company's cash flows from continuing operations provided by operating activities for the year ended December 31, 2023, reflects an increase of $8.3 million from the prior year amount of $67.2 million, due primarily to the cash contributions made to and in conjunction with the termination of the Company's Defined Benefit Plans in 2022 that did not recur in 2023, partially offset by lower cash proceeds from unimproved and development land sales in 2023 as compared to 2022. Cash proceeds from unimproved and development land sales decreased by $18.1 million from $26.0 million for the year ended December 31, 2022, to $7.9 million for the year ended December 31, 2023. Total cash flows in future periods may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy and development property sales.
The Company's operating income (loss) and cash flows provided by operating activities is generated by its subsidiaries. There are no material restrictions on the ability of the Company's wholly owned subsidiaries to pay dividends or make other distributions to the Company.
The Company's other primary sources of liquidity include its cash and cash equivalents of $13.5 million as of December 31, 2023, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from December 31, 2023), as well as long-term basis. With respect to the revolving credit facility, as of December 31, 2023, the Company had $37.0 million of borrowings outstanding, no letters of credit issued against, and $463.0 million of available capacity (with a term through August 29, 2025, with two six-month extension options).
On August 13, 2021, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $150.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of December 31, 2023, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell the shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash used in investing activities from continuing operations was $27.6 million for the year ended December 31, 2023, as compared to cash provided by investing activities from continuing operations of $51.0 million for the year ended December 31, 2022. The year ended December 31, 2023, included capital expenditures for continuing operations of $31.2 million, partially offset by $3.4 million in cash proceeds from the disposal of assets. The year ended December 31, 2022, included cash proceeds of $73.9 million from the sale of approximately 18,900 acres of agricultural and conservation land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., partially offset by capital expenditures of $21.7 million.
The Company primarily uses cash in investing activities for capital expenditures related to its CRE segment. For the year ended December 31, 2023, all of the Company's capital expenditures for property, plant and equipment of $31.2 million related to the CRE segment. The Company further differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for continuing operations are summarized as follows for the years ended:

(in millions, unaudited)	2023	2022
CRE property acquisitions, development and redevelopment	$16.4	$6.8
Building/area improvements (Maintenance Capital Expenditures)	11.4	10.7
Tenant space improvements (Maintenance Capital Expenditures)	3.3	3.9
Tenant space improvements - nonrecurring (Maintenance Capital Expenditures)	0.1	—
Land Operations and Corporate	—	0.3
Total capital expenditures for continuing operations[1]	$31.2	$21.7
[1] Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the tables above.

The year ended December 31, 2023, included cash outlays of $21.7 million related to capital expenditures for property, plant and equipment, and $9.5 million related to the Company's acquisition of a commercial real estate asset. The acquisition was structured partially with funds acquired from voluntary and involuntary conversions in accordance with Code §1031 and §1033 from the sale of land on Maui in 2021 and 2022. The year ended December 31, 2022, included cash outlays of $21.7 million, of which $21.4 million related to capital expenditures for property, plant and equipment for our CRE segment. The Company made no acquisitions during the year ended December 31, 2022.
The Company regularly evaluates investment opportunities, including development-for-hold projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions, and other strategic transactions to increase shareholder value. In 2024, the Company expects that its capital expenditures, not including potential commercial real estate acquisitions, will be approximately $49.0 million - $58.0 million. Of this amount, the Company expects to spend approximately $48.0 million - $56.0 million for growth and maintenance capital for the Commercial Real Estate segment and the remaining $1.0 million - $2.0 million for Land Operations and general Corporate purposes. Should investment opportunities in excess of the amounts budgeted arise, the Company believes it has adequate sources of liquidity to fund these investments.
Cash used in financing activities for continuing operations was $79.8 million for the year ended December 31, 2023, a decrease from cash used in financing activities for continuing operations of $126.2 million for the year ended December 31, 2022. Cash used in financing activities is primarily composed of dividend payments and payments of notes payable and other debt, which totaled $64.3 million and $35.1 million during the year ended December 31, 2023, respectively. Partially offsetting these cash outflows were net borrowings on the Company line-of-credit agreement of $25.0 million during the year ended December 31, 2023.
As a result of the disposition of the Grace Disposal Group, cash flows related to discontinued operations will not recur. Prior to the disposition in the year ended December 31, 2023, cash used in operating, investing, and financing activities for discontinued operations, excluding sales proceeds, was $8.4 million, $1.5 million, and $15.1 million, respectively. For the year ended December 31, 2022, cash used in operating and investing activities for discontinued operations was $33.2 million and $6.4 million, respectively, while cash provided by financing activities was $11.0 million. Cash flows from discontinued operations was primarily related to funding working capital needs, acquisition of machinery and equipment, and borrowings and payments on line-of credit-agreements.
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
During the year ended December 31, 2023, the Company completed no transactions that gave rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code and, over the same period, completed one acquisition utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions. In November 2023, the Company entered into a disposition agreement for the sale of one of its retail properties. The transaction is structured to qualify under section §1031 of the Code. In order to find suitable replacement property, the Company has up to one year to close the transaction.
As of December 31, 2023, the Company has no funds from tax-deferred sales that are available for use and have not been reinvested under §1031 of the Code. In addition, the Company held no funds from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code as of December 31, 2023.
Trends, events and uncertainties
Inflationary Trends
In recent years, the U.S. economy experienced the highest rate of inflation in nearly 40 years, which impacted a wide variety of industries and sectors. Inflation increased construction costs, including tenant improvements and capital projects, and operating costs. Many of the Company's leases require tenants to pay an allocable portion of operating expenses, including common area maintenance, real estate taxes and insurance, resulting in a mitigating impact on increased costs and operating expenses due to inflation.

In response to persistent concerns over inflation, the Federal Reserve increased the federal funds rate to 5.25% as of December 31, 2023, up from 0.25% on January 1, 2022. The rapid increase in the federal funds rate resulted in a tightening of credit and contributed to volatility in the banking, technology, and real estate industries. The ultimate extent of the impact that inflation will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and discretionary and non-discretionary spending, all of which are highly uncertain and cannot be reasonably predicted.

Should inflation remain elevated, the Federal Reserve may hold the federal funds rate higher for a longer duration or continue to increase it, which may lead to further increased costs of debt and equity financing. This could prevent prospective buyers of real estate assets from obtaining required financing on favorable terms, potentially eliminating their participation in the market or forcing them to seek more expensive alternative funding options. Such challenges for buyers could exert downward pressure on property valuations and elevate capitalization rates, potentially adversely impacting the sales proceeds we expect from our Land Operations real estate development and other land sales, and our ability to complete accretive acquisitions in our preferred asset classes within our Commercial Real Estate segment. Conversely, downward pressure on property valuations could prevent potential sellers of commercial real estate assets from entering the market, and thus limiting supply of acquisition opportunities for the Company.

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
As of December 31, 2023, the Company concluded that a CRE improved property met all of the criteria listed above for classification as held for sale. As of December 31, 2022, the Company concluded that the Grace Disposal Group met all of the criteria listed above for classification as held for sale. In November 2023, the Company completed the sale of the Grace Disposal Group.

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
Based on the significance of the Grace Disposal Group’s historical revenue and net income (loss) to the Company and because the Grace Disposal Group comprises primarily all of the Company’s previously reported Materials & Construction reportable segment, the Company determined that the planned sale represents a strategic shift that will have a material effect on the Company’s operations and financial results. The planned sale of the CRE improved property is not discontinued operations as it does not represent a strategic shift nor will it have a material impact on the Company's operations and financial results.
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
Assets held for sale are carried at the lower of their carrying values or estimated fair values less costs to sell. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value. The estimates of fair value consider matters such as contracts, the results of negotiations with prospective purchasers, broker quotes, or recent comparable sales. These estimates are subject to revision as market conditions, and our assessment of such conditions, change.
During the year ended December 31, 2023, one CRE improved property met the criteria for classification as held for sale. As a result, the Company measured the property held for sale at its fair value less costs to sell and accordingly recorded impairment of $2.2 million in 2023. Also during the year ended December 31, 2023, the Company recorded an impairment charge of $2.6 million related to the abandonment of potential CRE development projects.
During the year ended December 31, 2022, as a result of its classification as held for sale as of December 31, 2022, the Company measured the Grace Disposal Group at its fair value less costs to sell and accordingly recorded impairment of $89.8 million, which is included in discontinued operations. Also during year ended December 31, 2022, the Company recorded aggregate long-lived asset and finite-lived intangible asset impairment charges of $5.0 million related to its Land Operations segment, which is included in continuing operations. During year ended December 31, 2021, the Company recorded impairment charges of $26.1 million related to Grace Pacific's paving and roadway solutions operations, which is included in discontinued operations.

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
As of December 31, 2023, the Company’s fixed-rate debt (after the effects of interest rate swaps), excluding debt premium or discount and debt issuance costs, consisted of $427.1 million in principal term notes and other instruments. As of December 31, 2023, the Company’s variable-rate debt under its revolving credit facilities was $37.0 million. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
The table below summarizes the Company's estimated exposure to interest rate risk over each of the next five years and thereafter based on the expected remaining principal obligation as of the beginning of each period and the related interest rates based on the Company's debt obligations as of December 31, 2023 (dollars in millions). The table has limited predictive value as average interest rates for variable-rate debt included in the table represent rates that existed as of December 31, 2023, and are subject to change. Furthermore, the table below incorporates only those exposures that existed as of December 31, 2023, and does not consider exposures or positions that may arise of expire after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, our hedging strategies at that time, and actual interest rates.

							Fair Value at
	Expected Remaining Obligation as of Beginning of Year						December 31,
	2024	2025	2026	2027	2028	Thereafter	2023
Liabilities
Fixed-rate debt	$427.1	$265.1	$224.6	$155.4	$114.3	$68.0	$414.9
Weighted average interest rate on remaining fixed-rate principal	4.23%	4.24%	4.12%	4.11%	3.91%	3.57%
Variable-rate debt[1]	$37.0	$37.0	$—	$—	$—	$—	$37.6
Weighted average interest rate on remaining variable principal[2]	6.50%	6.50%	—%	—%	—%	—%
							Fair Value at
	Expected Remaining Notional as of Beginning of Year						December 31,
	2024	2025	2026	2027	2028	Thereafter	2023
Interest rate swap agreements[3]
Variable to fixed remaining notional and fair value of swap asset (liability)	$52.7	$50.9	$49.0	$47.1	$45.1	$43.0	$4.1
Average pay fixed rate	3.14%	3.14%	3.14%	3.14%	3.14%	3.14%
Average receive rate[2]	6.70%	6.70%	6.70%	6.70%	6.70%	6.70%
							Fair Value at
	Expected Remaining Notional as of Beginning of Year						December 31,
	2024	2025	2026	2027	2028	Thereafter	2023
Forward interest rate swap agreements
Variable to fixed remaining notional and fair value of swap asset (liability)	$130.0	$130.0	$130.0	$130.0	$130.0	$130.0	$(2.7)
Weighted average pay fixed rate	—%	4.85%	4.85%	4.85%	4.85%	4.85%
Weighted average receive rate[2]	—%	6.60%	6.60%	6.60%	6.60%	6.60%

[1] Estimated variable-rate principal is based on the amounts outstanding and the contractual maturity date of the revolving credit facility as of December 31, 2023. Actual principal outstanding may be greater or less than the amounts indicated.

[2] Estimated interest rates on variable-rate debt are determined based on the rate in effect on December 31, 2023. Actual interest rates may be greater or less than the amounts indicated.
[3] Certain of the Company's interest rate derivatives are designated as cash flow hedges with changes in the fair value of the asset or liability recorded to accumulated other comprehensive income. Refer to Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, for further discussion.

As of December 31, 2022, the Company had $460.4 million of fixed-rate debt outstanding and $12.0 million of variable-rate debt outstanding with weighted average interest rates of 4.3% and 5.4%, respectively, and the aggregate fair value of its interest rate derivatives for variable to fixed interest rate swaps, including two forward interest rate swaps, was an asset of $2.7 million.
Also, from time to time, the Company may invest its excess cash in Federal Deposit Insurance Corporation ("FDIC") insured higher yield accounts and short-term money market funds that purchase government securities or corporate debt securities. As of December 31, 2023 and 2022, the amount invested in such financial instruments was immaterial.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable noncontrolling interest, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income (Loss) from Discontinued Operations, Net of Income Taxes – Grace Disposal Group – Refer to Notes 1, 2, and 21 to the financial statements

Critical Audit Matter Description
Discontinued operations comprise of activities that were disposed of, discontinued, or held for sale, that represent a component of an entity or a group of components that can be clearly distinguished for operational and financial reporting purposes, and represent a strategic business shift that has (or will have) a major effect on the Company’s operations and financial results. In determining whether assets held for sale are discontinued operations, management makes significant and complex judgments. The Company determined Grace Pacific LLC ("Grace Pacific"), a materials and construction company, and the Company-owned quarry land on Maui (collectively, the “Grace Disposal Group”) meet the criteria to be presented as discontinued operations, in that the sale of these businesses represent a strategic shift that has a major effect on the Company’s operations and financial results.

We identified the Company's determination of discontinued operations for the Grace Disposal Group as a critical audit matter because of the significant and complex judgments made. This required a high degree of auditor effort and judgment to perform audit procedures on management's determination that the Grace Disposal Group are discontinued operations.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's determination of discontinued operations for the Grace Disposal Group included the following, among others:

•We tested the design and operating effectiveness of the controls related to the application of the discontinued operations criteria.

•We evaluated management’s determination of discontinued operations for the Grace Disposal Group by:

–Evaluating management's judgments in determining whether the Grace Disposal Group met the discontinued operations criteria through procedures performed, including, but not limited to, inquires of management, reading minutes from meetings of the Board of Directors and related committees, and disclosures in public filings regarding a strategic shift that will have a major effect on the Company’s future operations and financial results.
–Evaluating management's application of the Company's accounting policies and testing the completeness and accuracy of information used, as applicable.
–Evaluating the accuracy and completeness of the Company’s disclosures.
/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 29, 2024

We have served as the Company's auditor since 1950.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in millions)

	December 31,
	2023	2022
ASSETS
Real estate investments
Real estate property	$1,609.0	$1,598.9
Accumulated depreciation	(227.3)	(202.3)
Real estate property, net	1,381.7	1,396.6
Real estate developments	58.1	59.9
Investments in real estate joint ventures and partnerships	6.9	7.5
Real estate intangible assets, net	36.3	43.6
Real estate investments, net	1,483.0	1,507.6
Cash and cash equivalents	13.5	33.3
Restricted cash	0.2	1.0
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $2.9 million and $2.5 million as of December 31, 2023 and 2022, respectively	4.5	6.1
Operating lease right-of-use assets	1.7	5.4
Goodwill	8.7	8.7
Other receivables, net of allowances of $3.5 million and $2.7 million as of December 31, 2023 and 2022, respectively	23.6	6.9
Prepaid expenses and other assets	97.0	91.5
Assets held for sale	14.0	126.8
Total assets	$1,646.2	$1,787.3

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$464.0	$472.2
Accounts payable	5.8	4.5
Operating lease liabilities	1.1	4.9
Accrued pension and post-retirement benefits	10.0	10.1
Deferred revenue	70.4	68.8
Accrued and other liabilities	91.8	102.1
Liabilities associated with assets held for sale	0.1	81.0
Total liabilities	643.2	743.6
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interest (Note 2)	—	8.0
Equity:
Common stock - no par value; authorized, 225.0 million shares; outstanding 72.4 million and 72.5 million shares as of December 31, 2023 and 2022, respectively	1,809.1	1,808.4
Accumulated other comprehensive income (loss)	3.2	1.8
Distributions in excess of accumulated earnings	(809.3)	(774.5)
Total A&B shareholders' equity	1,003.0	1,035.7
Total liabilities and equity	$1,646.2	$1,787.3
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Operating Revenue:
Commercial Real Estate	$194.0	$187.2	$174.1
Land Operations	14.9	43.3	79.9
Total operating revenue	208.9	230.5	254.0
Operating Costs and Expenses:
Cost of Commercial Real Estate	101.0	98.7	96.0
Cost of Land Operations	5.6	34.2	38.9
Selling, general and administrative	34.0	35.9	36.6
Impairment of assets	4.8	—	—
Total operating costs and expenses	145.4	168.8	171.5
Gain (loss) on disposal of commercial real estate properties, net	—	—	2.8
Gain (loss) on disposal of non-core assets, net	1.1	54.0	0.1
Total gain (loss) on disposal of assets, net	1.1	54.0	2.9
Operating Income (Loss)	64.6	115.7	85.4
Other Income and (Expenses):
Income (loss) related to joint ventures	1.9	1.6	17.9
Pension termination	—	(76.9)	—
Interest and other income (expense), net (Note 2)	(2.7)	0.4	(1.7)
Interest expense	(23.0)	(22.0)	(26.2)
Income (Loss) from Continuing Operations Before Income Taxes	40.8	18.8	75.4
Income tax benefit (expense)	—	18.3	—
Income (Loss) from Continuing Operations	40.8	37.1	75.4
Income (loss) from discontinued operations, net of income taxes	(7.8)	(86.6)	(39.6)
Net Income (Loss)	33.0	(49.5)	35.8
Loss (income) attributable to discontinued noncontrolling interest	(3.2)	(1.1)	(0.4)
Net Income (Loss) Attributable to A&B Shareholders	$29.8	$(50.6)	$35.4

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.56	$0.51	$1.03
Discontinued operations available to A&B shareholders	(0.15)	(1.21)	(0.55)
Net income (loss) available to A&B shareholders	$0.41	$(0.70)	$0.48

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.56	$0.50	$1.03
Discontinued operations available to A&B shareholders	(0.15)	(1.20)	(0.55)
Net income (loss) available to A&B shareholders	$0.41	$(0.70)	$0.48

Weighted-Average Number of Shares Outstanding:
Basic	72.6	72.6	72.5
Diluted	72.8	72.8	72.6

Amounts Available to A&B Common Shareholders (Note 17):
Continuing operations available to A&B common shareholders	$40.7	$36.9	$75.1
Discontinued operations available to A&B common shareholders	(11.0)	(87.7)	(40.0)
Net income (loss) available to A&B common shareholders	$29.7	$(50.8)	$35.1
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in millions)

	Year Ended December 31,
	2023	2022	2021
Net Income (Loss)	$33.0	$(49.5)	$35.8
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	0.3	4.9	2.3
Reclassification of interest rate derivative loss (gain) to interest and other income (expense), net included in Net Income (Loss)	2.7	(0.5)	—
Reclassification adjustment to interest expense included in Net Income (Loss)	(1.7)	0.5	1.6
Employee benefit plans:
Actuarial gain (loss)	0.1	17.0	(27.4)
Amortization of net loss included in net periodic benefit cost	—	1.9	2.8
Amortization of prior service credit included in net periodic benefit cost	—	0.1	—
Pension termination	—	76.9	—
Income taxes related to other comprehensive income (loss)	—	(18.3)	—
Other comprehensive income (loss), net of tax	1.4	82.5	(20.7)
Comprehensive Income (Loss)	34.4	33.0	15.1
Comprehensive (income) loss attributable to discontinued noncontrolling interest	(3.2)	(1.1)	(0.4)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$31.2	$31.9	$14.7
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$33.0	$(49.5)	$35.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss (income) from discontinued operations	7.8	86.6	39.6
Depreciation and amortization	36.8	38.0	39.6
Income tax expense (benefit)	—	(18.1)	—
Loss (gain) from disposals and asset transactions, net	(1.1)	(54.0)	(2.9)
Impairment of assets	4.8	5.0	—
Loss (gain) from de-designation of interest rate swaps	2.7	—	—
Share-based compensation expense	6.1	4.9	5.9
Loss (income) related to joint ventures, net of operating cash distributions	(1.8)	(0.9)	(9.0)
Pension termination	—	76.9	—
Changes in operating assets and liabilities:
Trade and other receivables	0.1	(3.9)	3.9
Prepaid expenses, income tax receivable and other assets	(0.9)	(1.7)	(4.9)
Development/other property inventory	(3.5)	10.5	8.7
Accrued pension and post-retirement benefits	—	(27.1)	(3.0)
Accounts payable	1.1	0.8	(0.5)
Accrued and other liabilities	(9.6)	(0.3)	4.9
Operating cash flows from continuing operations	75.5	67.2	118.1
Operating cash flows from discontinued operations	(8.4)	(33.2)	6.1
Net cash provided by (used in) operations	67.1	34.0	124.2

Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(9.5)	—	(16.9)
Capital expenditures for property, plant and equipment	(21.7)	(21.7)	(30.3)
Proceeds from disposal of assets	3.4	73.1	3.0
Payments for purchases of investments in affiliates and other investments	(0.3)	(0.5)	(1.2)
Distributions of capital and other receipts from investments in affiliates and other investments	0.5	0.1	149.5
Investing cash flows from continuing operations	(27.6)	51.0	104.1
Investing cash flows from discontinued operations	34.7	(6.4)	(7.6)
Net cash provided by (used in) investing activities	7.1	44.6	96.5

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	—	—	131.0
Payments of notes payable and other debt and deferred financing costs	(35.1)	(23.2)	(288.8)
Borrowings (payments) on line-of-credit agreement, net	25.0	(38.0)	—
Cash dividends paid	(64.3)	(57.7)	(46.6)
Repurchases of common stock and other payments	(5.4)	(7.3)	(1.3)
Financing cash flows from continuing operations	(79.8)	(126.2)	(205.7)
Financing cash flows from discontinued operations	(15.1)	11.0	(1.4)
Net cash provided by (used in) financing activities	(94.9)	(115.2)	(207.1)

Cash, Cash Equivalents, Restricted Cash, and Cash included in Assets Held for Sale
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash included in assets held for sale	(20.7)	(36.6)	13.6
Balance, beginning of period	34.4	71.0	57.4
Balance, end of period	$13.7	$34.4	$71.0

	Year Ended December 31,
	2023	2022	2021
Other Cash Flow Information:
Interest paid, net of capitalized interest, for continuing operations	$22.6	$21.4	$25.3
Interest paid, net of capitalized interest, for discontinued operations	$0.6	$0.2	$—
Income tax (payments)/refunds, net	$—	$1.0	$0.5

Noncash Investing and Financing Activities from continuing operations:
Capital expenditures included in accounts payable and accrued and other liabilities	$2.1	$0.3	$1.5
Operating lease liabilities arising from obtaining ROU assets	$—	$0.7	$—
Finance lease liabilities arising from obtaining ROU assets	$1.7	$2.6	$—
Dividends declared but unpaid at end of period	$16.8	$16.3	$13.4
Increase (decrease) in escrow and other receivables from dispositions	$15.0	$0.9	$—

Noncash Investing and Financing Activities from discontinued operations:
Capital expenditures included in liabilities associated with assets held for sale	$—	$0.1	$0.1
Operating lease liabilities arising from obtaining ROU assets	$—	$20.2	$5.5
Finance lease liabilities arising from obtaining ROU assets	$—	$1.1	$0.1

Reconciliation of cash, cash equivalents, restricted cash, and cash included in assets held for sale:
Beginning of the period:
Cash and cash equivalents	$33.3	$65.4	$54.9
Restricted cash	1.0	1.0	0.2
Cash included in assets held for sale	0.1	4.6	2.3
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$34.4	$71.0	$57.4

End of the period:
Cash and cash equivalents	$13.5	$33.3	$65.4
Restricted cash	0.2	1.0	1.0
Cash included in assets held for sale	—	0.1	4.6
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$13.7	$34.4	$71.0
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(amounts in millions, except per share data)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2021	72.4	$1,805.5	$(60.0)	$(649.4)	$1,096.1	$6.5
Net income (loss)	—	—	—	35.4	35.4	0.4
Other comprehensive income (loss), net of tax	—	—	(20.7)	—	(20.7)	—
Dividend on common stock ($0.67 per share)	—	—	—	(49.2)	(49.2)	—
Share-based compensation	—	5.9	—	—	5.9	—
Shares issued (repurchased), net	0.1	(0.9)	—	—	(0.9)	—
Balance, December 31, 2021	72.5	$1,810.5	$(80.7)	$(663.2)	$1,066.6	$6.9

Net income (loss)	—	—	—	(50.6)	(50.6)	1.1
Other comprehensive income (loss), net of tax	—	—	82.5	—	82.5	—
Dividend on common stock ($0.83 per share)	—	—	—	(60.8)	(60.8)	—
Share-based compensation	—	4.9	—	—	4.9	—
Shares issued (repurchased), net	—	(7.0)	—	0.1	(6.9)	—
Balance, December 31, 2022	72.5	$1,808.4	$1.8	$(774.5)	$1,035.7	$8.0

Net income (loss)	—	—	—	29.8	29.8	3.2
Other comprehensive income (loss), net of tax	—	—	1.4	—	1.4	—
Dividend on common stock ($0.8825 per share)	—	—	—	(64.6)	(64.6)	—
Disposal of subsidiary	—	—	—	—	—	(10.0)
Distributions to noncontrolling interest	—	—	—	—		(1.2)
Share-based compensation	—	6.1	—	—	6.1	—
Shares issued (repurchased), net	(0.1)	(5.4)	—	—	(5.4)	—
Balance, December 31, 2023	72.4	$1,809.1	$3.2	$(809.3)	$1,003.0	$—
See Notes to Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Consolidated Financial Statements
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. As of December 31, 2023, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, 13 industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area, as well as 142.0 acres of commercial land in Hawai‘i, of which substantially all is leased pursuant to urban ground leases.
The Company operates in two segments: Commercial Real Estate and Land Operations. A description of each of the Company's reportable segments is as follows:
•Commercial Real Estate ("CRE") - This segment functions as a vertically integrated real estate investment company with core competencies in investments and acquisitions (i.e., identifying opportunities and acquiring properties); construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties); and in-house leasing and property management (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships). The Company's preferred asset classes include improved properties in retail and industrial spaces and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i communities. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating, and leasing real estate assets.
•Land Operations - This segment includes the Company's legacy landholdings, assets, and liabilities that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, joint ventures, and other legacy business activities.
Basis of Presentation and Principles of Consolidation: The accompanying Consolidated Financial Statements are prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") as outlined in the Financial Accounting Standard Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC"), and are presented in our reporting and functional currency, the U.S. dollar. The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.
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
A controlling financial interest in an entity may be established (i) through the Company holding a majority voting interest or (ii) if the Company is the primary beneficiary of an entity that qualifies as a variable interest entity ("VIE"), as defined in the Codification. The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a VIE. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company reevaluates whether an entity is a VIE as needed (i.e., when assessing reconsideration events that result in changes in the factors mentioned above) as part of determining if the consolidation or equity method treatment remains appropriate. As of December 31, 2023, the Company had an interest in various unconsolidated joint ventures that the Company accounts for using the equity method. Obligations of the Company's joint ventures do not have recourse to the Company and the Company's maximum exposure is limited to its investment.

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: (i) asset impairments, including intangible assets and goodwill, (ii) litigation and contingencies, (iii) pension and postretirement estimates, (iv) recoverable amounts of accounts and other receivables, and (v) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.
Rounding: Amounts in the consolidated financial statements and notes are rounded to the nearest tenth of a million. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
Discontinued Operations: In November 2023, the Company completed the sale of its interests in Grace Pacific LLC ("Grace Pacific"), a materials and construction company, and the Company-owned quarry land on Maui (collectively, the “Grace Disposal Group”), as well as the sale of Grace Pacific's 50% interest in Maui Paving, LLC, a paving company. The assets and liabilities associated with the Grace Disposal Group were classified as held for sale in the consolidated balance sheet as of December 31, 2022, and financial results are classified as discontinued operations in the consolidated statements of operations and cash flows for all periods presented. Refer to Note 21 – Held for Sale and Discontinued Operations for additional information. All footnotes exclude discontinued operations unless otherwise noted.
Reclassifications: Certain amounts presented in the prior year have been reclassified to conform to the current year presentation (e.g., captions previously presented in the prior years that, in the currently presented periods, are less than five percent of total assets or total liabilities were combined in the current year consolidated balance sheets). Other property, net, which was previously reported separately on the consolidated balance sheets, is now presented in Prepaid expenses and other assets for all periods presented. The change in Inventories, which was previously reported separately within operating cash flows on the consolidated statements of cash flows, is now presented in Prepaid expenses, income tax receivable and other assets for all periods presented.
Segment Reclassifications: The Company continually monitors its reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. Refer to Note 19 – Segment Results for additional information.
2.    Significant Accounting Policies
Real estate property, net: Real estate property, net primarily represents long-lived physical assets associated with the CRE segment's leasing activity (e.g., improved property leases and ground leases); it also includes landholdings and related assets in the Land Operations segment that the Company holds for either possible future development or future monetization as part of its simplification strategy. The balance primarily consists of land, buildings, and improvements and is recorded at cost, net of accumulated depreciation.
Expenditures for additions, improvements, and other enhancements to real estate properties are capitalized, and minor replacements, maintenance, and repairs that do not improve or extend asset lives are charged to expense as incurred. When assets related to real estate properties are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in results of operations for the respective period.
Certain costs are capitalized related to the development and redevelopment of real estate properties, including pre-construction costs; real estate taxes; insurance; construction costs; attributable interest expense; and salaries, and related costs of personnel directly involved. Additionally, the Company makes estimates as to the probability of certain development and redevelopment projects being completed. If the Company determines the development or redevelopment is no longer probable of completion, the Company expenses all capitalized costs which are not recoverable. Cash flows related to capitalized costs are classified as investing activities in the consolidated statements of cash flows.
Acquisitions of real estate properties: Acquisitions of real estate properties are evaluated to determine if they should be accounted for as asset acquisitions or business combinations (acquisitions of real estate properties are generally considered asset acquisitions). Under asset acquisition accounting, the Company estimates the fair value of acquired tangible assets (e.g., land, buildings, and tenant improvements), identifiable intangible assets (e.g., in-place leases and favorable leases) and liabilities (e.g., unfavorable leases and assumed debt) based on an evaluation of available information at the date of the acquisition. Based on these estimates, the purchase consideration is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the purchase consideration. Upon the closing of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill and transaction costs are expensed as incurred.

In estimating the fair value of the tangible and intangible assets acquired and liabilities assumed, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation, and other available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.
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
The purchase price is further allocated to in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of the acquired lease portfolio and the Company's overall relationship with the anchor tenants. Such amounts are amortized to expense over the remaining lease term.
Real estate developments: Real estate developments represent certain costs capitalized and presented in the Land Operations segment that relate to (i) active real estate development projects and other land intended for sale or (ii) potential future real estate development projects intended for lease that would be part of future CRE segment operations. For potential future real estate development projects intended for lease, when management with the relevant authority has approved expenditures for activities clearly associated with the development and construction of a CRE segment project, the capitalized costs associated with such project (e.g., historical cost of land and any land improvement) will be included in Real estate property, net in the accompanying consolidated balance sheets.
Certain costs capitalized relating to active real estate development projects intended for sale may include pre-construction costs (e.g., costs related to land acquisition); construction costs (e.g., grading, roads, water and sewage systems, landscaping and project amenities); direct overhead costs (e.g., insurance and real estate taxes); capitalized interest; and salaries and related costs of personnel directly involved.
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
Capitalized Interest: Interest costs on developments, major redevelopments, and other projects that meet certain criteria are capitalized as part of real estate development and redevelopment projects that have not yet been placed into service. Capitalization of interest commences when development activities and expenditures begin and end when the asset is substantially complete and ready for its intended use or ready to be marketed.
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
Restricted Cash: The Company's restricted cash balances are primarily composed of proceeds from §1031 of the Internal Revenue Code of 1986, as amended (the "Code") tax-deferred sales held in escrow pending future use in acquisitions of replacement real estate assets (if within the required time period). As of December 31, 2023 and 2022, there were zero and $0.8 million, respectively, of available proceeds from Code §1031 tax-deferred sales in the restricted cash balance.
Allowance for Credit Losses: The Company estimates its allowance for credit losses for financial assets, primarily accounts receivable and notes receivable, which are included in accounts receivable and other receivables on the consolidated balance sheets, within the scope of ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"). The allowance for credit losses are deducted from the respective financial asset's amortized cost basis on the consolidated balance sheets.
The general allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist for multiple financial instruments. If similar risk characteristics do not exist, the Company measures the general allowance for credit losses on an individual instrument basis. The determination of whether a particular financial instrument should be included in a pool can change over time. If a financial asset’s risk characteristics change, the Company evaluates whether it is appropriate to continue to keep the financial instrument in its existing pool or evaluate it individually. The Company develops expected credit loss estimates for an asset or pool of assets by factoring historical loss information; information on both current conditions and reasonable and supportable forecasts of future conditions that may not be reflected in historical loss information; and other relevant credit quality information for the respective assets.
For financial instruments where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date and the repayment is expected to be provided substantially through the sale of the collateral, the Company may elect to use as a practical expedient the fair value of the collateral at the reporting date when determining the provision for credit losses. In accordance with the practical expedient approach, the provision for credit loss is the difference between the fair value of the underlying collateral, less costs to sell, and the carrying value of the respective loan. The fair value of the underlying collateral is determined by using methods such as discounted cash flow, the market approach, or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available and market conditions as of the valuation date. If any portion of a loan balance is deemed uncollectible, that amount is written-off.
Financing receivables are placed on nonaccrual status when management determines that the collectibility of contractual amounts is not reasonably assured. When a financing receivable is designated as nonaccrual, interest is only recognized as income when payment has been received. Generally, the Company returns a financing receivable to accrual status when all delinquent payments become current under the terms of the applicable agreement and collectibility of the remaining contractual payments is reasonably assured.
Allowance for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition of the Company’s customers and their payment history, which are regularly monitored by the Company.
Other receivables, net: Other receivables, net are primarily composed of notes receivable recorded at cost less allowances for credit losses.
Goodwill: The Company reviews goodwill for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate potential impairment. The first step in testing goodwill for impairment is to perform a qualitative assessment to determine if events or circumstances have occurred that indicate it is more likely than not that the fair value of the assets of the reporting unit, including goodwill, are less than their carrying values. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then a quantitative goodwill impairment test is not performed. If the qualitative assessment does not indicate that it is more likely than not that the fair value of a reporting unit is greater than the carrying amount, then a quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit to its carrying value, including the associated goodwill.
The fair value of a reporting unit is estimated using an income approach that is based on a discounted cash flow analysis. The discounted cash flow approach relies on a number of assumptions, including future macroeconomic conditions, market factors specific to the reporting unit, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time and a discount rate that considers the risks related to the amount and timing of the cash flows, among others. The Company classifies these fair value measurements as Level 3. If the results of the Company's test indicates that a reporting unit's estimated fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
The Company's goodwill balance as of December 31, 2023 and 2022, was $8.7 million and is attributable to the CRE reporting unit, which is also a reportable segment. There is no goodwill related to the Land Operations reporting unit, which is also a reportable segment.
Assets and Liabilities Held for Sale: Assets and liabilities to be disposed of by sale ("disposal groups") are reclassified into Assets held for sale and Liabilities associated with assets held for sale on our consolidated balance sheets. The reclassification occurs when all the held for sale criteria have been met. Disposal groups classified as held for sale are under contract for sale and the applicable due diligence period has expired prior to the end of the reporting period. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value.
Assets and liabilities associated with one CRE improved property were reclassified as held for sale in the consolidated balance sheets as of December 31, 2023. Assets and liabilities as of December 31, 2022, associated with the Grace Disposal Group were reclassified as held for sale in the consolidated balance sheets as of December 31, 2022. Liabilities related to the cessation of sugar operations are presented within Accrued and other liabilities in the consolidated balance sheets.
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
Redeemable Noncontrolling Interest: The Company had a 70% ownership interest in GLP Asphalt through its ownership of Grace Pacific, which was sold in November 2023. The noncontrolling interest in GLP Asphalt was eligible for redemption for cash at the option of the noncontrolling interest holder at a redemption value, which was derived from a specified formula in the GLP Asphalt operating agreement (i.e., other than fair value).
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
Revenue Recognition and Leases - The Company as a Lessor: Sources of revenue for the Company primarily include commercial property rentals and sales of real estate and real estate development projects. The Company generates revenue from its two distinct segments:
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
Rental revenue is primarily derived from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease. Fixed contractual payments from the Company's leases are recognized on a straight-line basis over the terms of the respective leases. Straight-line rental revenue commences when the customer assumes control of the leased premises. The accrued straight-line receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Certain of the Company's lease agreements include terms for contingent rental revenue (e.g., percentage rents based on tenant sales volume) and tenant reimbursed property operating costs, which are both accounted for as variable payments.
Certain of the Company's leases include termination and/or extension options. Termination options allow the customer to terminate the lease prior to the end of the lease term under specific circumstances. The Company's extension options, which are exercised at the lessee's discretion, contain rent at fixed rates or require a re-negotiation at market rates. Initial direct costs, primarily commissions, related to the leasing of properties are capitalized on the balance sheet and amortized over the lease term. All other costs to negotiate or arrange a lease are expensed as incurred.
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
Impairment of Investments in Affiliates: The Company's reviews its investments in unconsolidated affiliates accounted for under the equity method for impairment whenever there are any indicators that the value may be impaired or that its carrying value may not be recoverable. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss measured as the excess of the carrying value of the investment over the estimated fair value and recorded in impairment loss in the consolidated statement of operations. Significant estimates are involved in estimating fair value that are highly subjective and include considerable judgment, including the Company's current and future evaluation of general economic and market conditions, estimates regarding the timing and amount of future cash flows, including revenue, and cost of sales, and appropriate discount rates based on the perceived risks, among others. Changes in these and other assumptions could affect the fair value of the unconsolidated affiliate. The Company classifies these fair value measurements as Level 3.
Share-Based Compensation: The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 14 – Share-based Payment Awards.

Employee Benefit Plans: The Company provides a wide range of benefits to existing employees and retired employees, including single-employer defined benefit plans, postretirement, defined contribution plans, post-employment, and health care benefits. The Company records amounts relating to these plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost rate trends. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current economic conditions and trends. The Company believes that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 15 – Employee Benefit Plans, are reasonable based on its experience and on advice from its independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations.
Interest and other income (expense), net for the years ended December 31, 2023, 2022, and 2021, included the following (in millions):

	2023	2022	2021
Pension and post-retirement benefit (expense)	$(0.5)	$(0.6)	$(3.0)
Interest income	0.4	0.3	1.0
Reclassification of interest rate derivative gain (loss) from Accumulated Other Comprehensive Income (Loss)	(2.7)	0.5	—
Other income (expense), net	0.1	0.2	0.3
Interest and other income (expense), net	$(2.7)	$0.4	$(1.7)
Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the accompanying consolidated statements of operations. The Company records a valuation allowance to reduce its deferred tax assets to an amount it believes is more-likely-than-not to be realized. Changes in the valuation allowance would be included within the tax provision in the period of adjustment. Refer to Note 16 – Income Taxes for further discussion.
Discontinued Operations: The Company reports disposal groups as discontinued operations in the consolidated statements of operations when the criteria are met. The Company’s loss from discontinued operations for the years ended December 31, 2023, 2022, and 2021, included net loss on disposition, revenues, and expenses associated with the Grace Disposal Group in addition to expenses associated with the resolution of liabilities from the Company’s former sugar operations. The results of operations are presented as discontinued operations in the consolidated statements of operations. Refer to Note 21 – Held for Sale and Discontinued Operations for additional information.

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

Recently adopted accounting pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform, establishing ASC Topic 848, and amended the standard thereafter through ASU No. 2021-01 and ASU No. 2022-06 (collectively, "ASC 848"). ASC 848 provides optional practical expedients and exceptions related to the impacts of reference rate reform that affect certain debt, leases, derivatives and other contracts if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company adopted ASU 2020-04 during the second quarter of 2023 after modifying certain debt to update the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The adoption of this standard did not have a material impact on the Company's financial position or results of operations and did not have a significant impact on its disclosures (refer to Note 8 – Notes Payable and Other Debt).
Recently issued accounting pronouncements
In October 2023, the FASB issued ASU No. 2023-06 ("ASU 2023-06"), Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. Early adoption is prohibited. The Company does not expect the amendments of this accounting standard update to have a material impact on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

3.     Real Estate Property, Net
Real estate property, net as of December 31, 2023 and 2022, includes the following (in millions):

	2023	2022
Land	$781.1	$780.0
Buildings	736.6	719.6
Other property improvements	91.3	99.3
Subtotal	1,609.0	1,598.9
Accumulated depreciation	(227.3)	(202.3)
Real estate property, net	$1,381.7	$1,396.6
As noted in Note 2 – Significant Accounting Policies, the Company may capitalize a portion of interest costs incurred to long-lived assets for developments, major redevelopments and other projects that meet certain criteria. Total interest costs incurred were $23.5 million, $22.5 million, and $26.5 million in 2023, 2022, and 2021, respectively. Capitalized interest costs related to development activities were $0.5 million, $0.5 million, and $0.3 million in 2023, 2022, and 2021, respectively.
Depreciation expense for the years ended December 31, 2023, 2022, and 2021, was $29.2 million, $29.4 million, and $29.2 million, respectively.

4.    Real Estate Acquisitions and Intangible Assets, Net
Acquisitions
The following table summarizes our real estate acquisition activity for the year ended December 31, 2023, which were accounted for as asset acquisitions (dollars in millions). There were no acquisitions for the year ended December 31, 2022.

2023
Number of properties acquired[1]	1
Contract price	$9.5
Total price of acquisitions[2]	$9.5
[1] The 2023 acquisition was structured partially with funds acquired from voluntary and involuntary conversions in accordance with Code §1031 and §1033 from the sale of land on Maui in 2021 and 2022.
[2] Total price of acquisition includes closing costs and credits.
The aggregate purchase price of the assets acquired during the year ended December 31, 2023, was allocated as follows (in millions):

Fair value of assets acquired
Assets acquired:
Land	$3.0
Property and improvements	6.1
In-place leases	0.4
Total assets acquired	$9.5
As of the acquisition date, the weighted-average amortization periods of the in-place leases was approximately 10.0 years.
Intangible assets, net
Real estate intangible assets, net and other intangible assets included in Prepaid expenses and other assets as of December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
In-place leases	$73.8	$75.0
Favorable leases	15.0	15.2
Accumulated amortization of in-place leases	(43.6)	(38.8)
Accumulated amortization of favorable leases	(8.9)	(7.8)
Real estate intangible assets, net	$36.3	$43.6

Other intangible assets	$0.6	$0.6
Accumulated amortization of other intangible assets	(0.6)	(0.6)
Other intangible assets, net	$—	$—
Total intangible asset amortization expense was $7.1 million, $8.1 million, and $10.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated Amortization
2024	$5.7
2025	5.3
2026	3.8
2027	3.6
2028	2.7

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
The Company’s carrying value of investments in affiliates totaled $38.5 million and $36.9 million as of December 31, 2023 and 2022, respectively, which is recorded in Investments in real estate joint ventures and partnerships and within Prepaid expenses and other assets on the Consolidated Balance Sheets. The amounts of the Company’s investment as of December 31, 2023 and 2022, that represent undistributed earnings of investments in affiliates was approximately $7.9 million and $5.6 million, respectively. Dividends and distributions from unconsolidated affiliates totaled $0.5 million in 2023, $0.8 million in 2022, and $148.6 million in 2021. During the three years ended December 31, 2023, 2022, and 2021, Income (loss) related to joint ventures was $1.9 million, $1.6 million and $17.9 million, respectively, and return on investment operating cash distributions was $0.1 million, $0.7 million and $8.9 million, respectively.
A summary of combined assets and liabilities reported by such entities accounted for by the equity method as of December 31, 2023 and 2022, were as follows (in millions):

	2023	2022
Current assets	$63.6	$56.5
Non-current assets	259.7	240.0
Total assets	$323.3	$296.5

Current liabilities	$39.5	$26.3
Non-current liabilities	143.7	121.1
Total liabilities	$183.2	$147.4
A summary of combined operating results reported by such entities accounted for by the equity method for each of the years ended December 31, 2023, 2022, and 2021, were as follows (in millions):

	2023	2022		2021
Revenues	$154.4	$130.0		$231.1
Operating costs and expenses	137.4	118.4	0	204.1
Gross Profit (Loss)	$17.0	$11.6		$27.0
Income (Loss) from Continuing Operations[1]	$(1.5)	$1.6		$(287.9)
Net Income (Loss)[1]	$(1.5)	$1.3		$(288.1)
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
6.     Other Receivables and Allowances and Other Reserves
Other Receivables
The following table is a summary of the Company's other receivables (in millions):

	December 31, 2023	December 31, 2022
Financing receivables[1]	$24.4	$4.6
Other receivables[2]	2.7	5.0
Other receivables, gross	27.1	9.6
Less: Allowance for credit losses	(3.5)	(2.7)
Other receivables, net of allowances	$23.6	$6.9
1 As of December 31, 2023, the Company had a note receivable related to the sale of the Grace Disposal Group that was recorded at the Corporate segment. This note was paid in full in January 2024.
[2] Escrow receivables primarily related to the Land Operations segment.
Allowances and Other Reserves
The Company reduces recorded amounts for accounts receivable and other financial assets included in other receivables by various allowances and reserve accounts. The following table presents the balances and activity (including reclassifications) in the various allowance and reserve accounts related to the Company's accounts receivable and financial assets included in other receivables for the three years ended December 31, 2023, 2022, and 2021, (in millions):

	Allowance for Credit Losses on Other Receivables			Accounts Receivable Reserves
	Land Operations Financing Receivables	Commercial Real Estate Financing Receivables[2]	Total Allowance for Credit Losses	Allowance for doubtful accounts
Balance, January 1, 2021	$3.9	$—	$3.9	$2.6
Provision (release) - charged against income	(1.4)	—	(1.4)	(1.7)
Write-offs or other - charged against allowance[1]	—	—	—	(0.1)
Balance, December 31, 2021	$2.5	$—	$2.5	$0.8
Provision (release) - charged against income	0.2	—	0.2	0.2
Write-offs or other - charged against allowance[1]	—	—	—	1.4
Balance, December 31, 2022	$2.7	$—	$2.7	$2.4
Provision (release) - charged against income	0.2	(0.2)	—	0.8
Write-offs or other - charged against allowance[1]	—	0.8	0.8	(0.3)
Balance, December 31, 2023	$2.9	$0.6	$3.5	$2.9

[1] Write-offs or other activity (e.g., reclassifications of fully reserved balances from cash basis treatment).
Refer to Note 12 – Leases - The Company as a Lessor for discussion on current period charges related to the Company's assessment of collectability on amounts due under leases. Note that under ASC Topic 842, Leases, such charges and reserve activity reflect a reversal of the revenue and receivable balance originally recorded.
The allowance for credit losses for Land Operations financing receivables relates to collateral-dependent receivables resulting from the sales of unimproved legacy property or development parcels that involve a financing component. The collectability of each of the financing receivables is assessed each reporting period using specific information, including among other factors, the credit quality of the counterparties in the transactions, as well as reasonable and supportable forecasts of future conditions that impact the collectability of the receivable.
The allowance for credit losses for Commercial Real Estate financing receivables relates to the Commercial Real Estate segment notes receivables from tenants related to rent relief arrangements with existing tenants and delinquent rent from terminated tenants. The Company evaluates the collectability of the Commercial Real Estate notes receivable each reporting period based on a combination of credit quality indicators, including, but not limited to, payment status, historical loan charge-offs, and financial strength of the borrower and guarantors.
Included below is a summary of the amortized cost basis of our financing receivables, included in other receivables, and credit quality indicator, summarized by year of origination, as well as a summary of our gross write offs by year of origination (in millions):

	Year of Origination						Balance as of
	2023	2022	2021	2020	2019	Prior	December 31, 2023
Secured	$4.1	$0.2	$0.2	$0.1	$—	$2.5	$7.1
Unsecured	15.0	0.3	0.1	0.3	—	1.6	17.3
Total notes receivable	$19.1	$0.5	$0.3	$0.4	$—	$4.1	$24.4

Year-to-date gross write-offs	—	—	—	—	—	—	—
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
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of December 31, 2023 and 2022, (in millions):

		Fair Value Measurements at
		December 31, 2023
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$4.1	$—	$4.1	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(2.7)	$—	$(2.7)	$—

		Fair Value Measurements at
		December 31, 2022
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$5.5	$—	$5.5	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(2.8)	$—	$(2.8)	$—
Non-Recurring Fair Value
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment is discussed in Note 2 – Significant Accounting Policies.

Impairment of Long-lived Assets Held and Used and Finite-Lived Intangible Assets: During the year ended December 31, 2023, the Company did not recognize any impairment of long-lived assets held and used or finite-lived intangible assets. During the year ended December 31, 2022, the Company recognized an impairment charge of $5.0 million related to related to parcels of conservation and agriculture zoned land on Oahu. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates, and management assumptions.

Impairment of Assets Held for Sale: As of December 31, 2023, one CRE improved property met the criteria for classification as held for sale and accordingly, was measured at its fair value less costs to sell, resulting in an impairment charge of $2.2 million for the year ended December 31, 2023. As of December 31, 2022, as a result of the Grace Disposal Group's classification as held for sale, the Company measured the Grace Disposal Group at its fair value less costs to sell and recorded impairment of $89.8 million for the year ended December 31, 2022. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because it is determined using significant unobservable inputs such as management assumptions about expected sales proceeds from third parties.
The following tables present quantitative information about the significant unobservable inputs used to determine the fair value of long-lived assets held and used and assets held for sale, net for the years ended December 31, 2023 and 2022, (in millions):

			Level 3 Fair Value Measurements
	Total	Total Gains (Losses)	Valuation Technique/ Unobservable Inputs	Weighted Average Discount Rate
December 31, 2023
Assets held for sale, net[1,2]	$14.2	$(2.2)	Contract value	N/A
Total	$14.2	$(2.2)

December 31, 2022
Assets held for sale, net[1,3]	$50.0	$(89.8)	Indicative bids	N/A
Long-lived assets[4]	—	(5.0)	Discounted cash flows	16%
Total	$50.0	$(94.8)

[1] Assets or liabilities are presented in Assets held for sale or Liabilities associated with assets held for sale, respectively, in the Consolidated Balance Sheets. Impairment loss related to the CRE improved property recognized in 2023 is presented in Impairment of Assets in the Consolidated Statements of Operations. Impairment loss related to the Grace Disposal Group recognized in 2022 is presented in Income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations.

[2] Consists of assets held for sale related to the CRE improved property of $14.0 million, net of liabilities associated with assets held for sale of $0.1 million, and excludes estimated selling costs of $0.3 million.

[3] Consists of assets held for sale related to the Grace Disposal Group of $126.8 million, net of liabilities associated with assets held for sale of $81.0 million, and excludes estimated selling costs of $4.2 million.

[4] Included in Real estate property in the Consolidated Balance Sheets. Impairment loss is presented in Cost of Land Operations in the Consolidated Statements of Operations.
Abandoned development costs: During the year ended December 31, 2023, the Company recorded an impairment charge of $2.6 million related to the abandonment of potential CRE development projects, which is presented in Impairment of assets in the Consolidated Statements of Operations.

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

The fair value of the Company's notes receivable approximated the carrying amount of $20.8 million and $1.9 million as of December 31, 2023 and 2022. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.
At December 31, 2023, the carrying amount of the Company's notes payable and other debt was $464.0 million and the corresponding fair value was $452.5 million. At December 31, 2022, the carrying amount of the Company's notes payable and other debt was $472.2 million and the corresponding fair value was $449.2 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.

8.     Notes Payable and Other Debt
As of December 31, 2023 and 2022, Notes payable and other debt consisted of the following (in millions):

				Principal Outstanding
Debt	Interest Rate (%)	Maturity Date		December 31, 2023	December 31, 2022
Secured:
Laulani Village	3.93%	2024		$57.8	$59.0
Pearl Highlands	4.15%	2024		75.1	77.3
Photovoltaic Financing	(1)	(1)		4.1	2.6
Manoa Marketplace	(2)	2029		52.7	54.5
Subtotal				$189.7	$193.4
Unsecured:
Series A Note	5.53%	2024		7.1	14.2
Series J Note	4.66%	2025		10.0	10.0
Series B Note	5.55%	2026		27.0	36.0
Series C Note	5.56%	2026		9.0	11.0
Series F Note	4.35%	2026		9.7	15.2
Series H Note	4.04%	2026		50.0	50.0
Series K Note	4.81%	2027		34.5	34.5
Series G Note	3.88%	2027		22.1	28.1
Series L Note	4.89%	2028		18.0	18.0
Series I Note	4.16%	2028		25.0	25.0
Term Loan 5	4.30%	2029		25.0	25.0
Subtotal				$237.4	$267.0
Revolving Credit Facilities:
A&B Revolver	(3)	2025	(4)	37.0	12.0
Subtotal				$37.0	$12.0
Total debt (contractual)				$464.1	$472.4
Unamortized debt issuance costs				(0.1)	(0.2)
Total debt (carrying value)				$464.0	$472.2

(1) Financing leases have a weighted average discount rate of 4.75% and maturity dates ranging from 2027 to 2028
(2) Loan has a stated interest rate of SOFR plus 1.35%. Prior to August 1, 2023, loan had a stated interest rate of LIBOR plus 1.35%. Loan is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of SOFR plus 1.05% based on pricing grid, plus a SOFR adjustment of 0.10%. Prior to April 28, 2023, loan had a stated interest rate of LIBOR plus 1.05% based on a pricing grid. $50.0 million was swapped through June 2022 to a 2.40% fixed rate.

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
Pearl Highlands: In connection with the acquisition of Pearl Highlands Center in September 2013, the Company assumed a $59.3 million mortgage loan secured by the property. In December 2014, the loan was refinanced to increase the amount of the loan to $92.0 million (bearing interest at 4.15%). The refinanced loan requires monthly principal and interest payments of approximately $0.4 million and a final principal payment of approximately $73.0 million due on December 8, 2024.
Manoa Marketplace: In 2016, the Company, through wholly-owned subsidiaries, entered into a $60.0 million mortgage loan agreement secured by Manoa Marketplace with First Hawaiian Bank ("FHB"). The loan bears interest at a base rate, originally LIBOR, plus 1.35% and requires principal and interest payments over the term with a final principal payment of $41.7 million due on August 1, 2029. In 2023, the Company entered into a note modification agreement with FHB which transitioned the interest rate on the Manoa Marketplace mortgage loan from LIBOR to a benchmark based on SOFR effective August 1, 2023.

All other terms of the agreement remain substantially unchanged. The Company had previously entered into an interest rate swap agreement with a notional amount equal to the principal amount on the debt to fix the LIBOR-based variable interest rate on the related periodic interest payments at an effective rate of 3.14% (refer to Note 9 – Derivative Instruments). The interest rate swap agreement was also modified in 2023 to transition the variable interest rate from LIBOR to a benchmark based on SOFR.
Assets Pledged as Collateral: The gross book value of the commercial real estate assets pledged as collateral described above at December 31, 2023, was $365.2 million.
Unsecured Debt
Prudential Series Notes: In December 2015, the Company entered into an agreement (the "Prudential Agreement") with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") for an unsecured note purchase and private shelf facility that enabled the Company to issue notes in an aggregate amount up to $450.0 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement. The Prudential Agreement (which amended and renewed a then-existing agreement) had an issuance period that ended in December 2018 and contained certain restrictive covenants for the notes issued under the Prudential Agreement. On August 31, 2021, the Company entered into an agreement with Prudential to amend certain covenants related to the Prudential Private Shelf Facility. All other terms of this agreement remain substantially unchanged. Borrowings under the uncommitted shelf facility bear interest at rates that were determined at the time of borrowing.
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
Revolving credit facility
A&B Revolver: In August 2021, the Company entered into a Third Amended and Restated Credit Agreement ("2021 A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, which amended and restated the Company's existing $450.0 million committed under the Second Amended and Restated Credit Agreement ("2017 A&B Revolver") with Bank of America N.A., as administrative agent, First Hawaiian Bank, and other lenders party thereto. The 2021 A&B Revolver increased the total revolving commitments to $500.0 million, extended the term of the facility from September 15, 2022, to August 29, 2025, and includes two six-month extension options. In addition, the 2021 A&B Revolver amended certain covenants (see below) and reduced the interest rates and fees charged under the financials-based pricing grid of the 2017 A&B Revolver. On April 28, 2023, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement, which transitioned the interest rate from LIBOR to a benchmark based on SOFR, plus a SOFR adjustment of 0.10%. All other terms of the agreement remain substantially unchanged.
At December 31, 2023, the Company had $37.0 million of revolving credit borrowings outstanding with no letters of credit issued against the facility, and $463.0 million remained available.
Covenants under 2021 A&B Revolver, Prudential Series Notes, and Term Loan 5 (subsequent to amendments)
The principal financial covenants under the 2021 A&B Revolver, the Prudential Amendment, and the AIG Amendment are as follows:
•Maximum ratio of secured debt to total adjusted asset value of 0.40:1.00.
•Minimum shareholders' equity amount of $865.6 million plus 75% percent of the net proceeds received from equity issuances after June 30, 2021.
•Minimum unencumbered interest coverage ratio of 1.75:1.00.

Debt principal payments
At December 31, 2023, debt principal payments and maturities during the next five years and thereafter and the corresponding amount of unamortized deferred financing costs or debt discounts or premiums were as follows (in millions):

	Scheduled Principal Payments
	2024	2025	2026	2027	2028	Thereafter	Total Principal	(Unamort Debt Issue Cost)/ (Discount) Premium	Total
Secured debt	$135.0	$2.2	$2.2	$4.0	$3.3	$43.0	$189.7	$—	$189.7
Unsecured debt	27.0	38.3	67.0	37.1	43.0	25.0	237.4	(0.1)	237.3
Revolving credit facilities	—	37.0	—	—	—	—	37.0	—	37.0
Total Notes payable and other debt	$162.0	$77.5	$69.2	$41.1	$46.3	$68.0	$464.1	$(0.1)	$464.0

9.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed-rate and variable-rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.

Interest Rate Swaps
As of December 31, 2023, the Company had three interest rate swap agreements, one of which was designated as a cash flow hedge. The key terms of the agreements are as follows (dollars in millions):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	December 31, 2023	December 31, 2023	December 31, 2022
Interest Rate Swap Agreements[1]
4/7/2016	8/1/2029	3.14%	$52.7	$4.1	$5.5
Forward Interest Rate Swap Agreements[2]
5/1/2024	12/9/2031	4.88%	$57.0	$(1.1)	$(1.3)
12/9/2024	12/9/2031	4.83%	$73.0	$(1.6)	$(1.5)

1 In 2022, the Company terminated a $50.0 million notional interest rate swap agreement resulting in a realized gain of $0.5 million that is included within Interest and other income (expense), net during the year ended December 31, 2022.

2 In 2022, the Company entered into two forward starting interest rate swap agreements with notional amounts of $57.0 million and $73.0 million in order to hedge interest rate fluctuations related to $130.0 million of future financing aligned with the effective and maturity dates listed. The Company initially designated the hedging relationship of the two forward interest swap agreements as cash flow hedges. As of December 31, 2023, the Company de-designated the hedging relationship related to the two forward interest rate swaps as it was determined that underlying cash flows related to the designated hedging relationships were no longer probable of occurring . The Company has not terminated the forward interest rate swap agreements.

The asset related to the interest rate swap designated as a cash flow hedge as of December 31, 2023 and 2022, is presented within Prepaid expenses and other assets in the consolidated balance sheets. The liabilities related to the forward starting interest rate swaps as of December 31, 2023 and 2022, are presented within Accrued and other liabilities in the consolidated balance sheets.
Designated Hedging Instruments
For derivative instruments that are designated and qualify as cash flow hedges, changes in fair value of the cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into Interest expense as interest is incurred on the related variable-rate debt. Periodic cash interest settlements related to cash flow hedges are presented as operating cash flows in the Company's consolidated statements of cash flows.
Terminated and De-Designated Hedging Instruments
When it is probable that a forecasted hedged transaction will not occur, hedge accounting is discontinued, and amounts deferred in Accumulated Other Comprehensive Income are recognized immediately. For derivatives not designated as hedging instruments, including de-designated hedges, changes in fair value are recorded in Interest and other income (expense), net. During the years ended December 31, 2023 and 2022, the Company reclassified from Accumulated other comprehensive income (loss) and recognized in Interest and other income (expense), net a $2.7 million loss related to de-designated hedging relationships and a $0.5 million gain related to a terminated interest rate swap agreement, respectively.
Statement of Comprehensive Income (Loss) Derivative Instruments Impact
The following table represents the pre-tax effect of the derivative instruments in the Company's consolidated statements of comprehensive income (loss) during the three years ended December 31, 2023, 2022, and 2021, (in millions):

	2023	2022	2021
Information regarding derivatives designated as hedging instruments
Amount of gain (loss) recognized in OCI on derivatives	$0.3	$4.9	$2.3
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(1.7)	$0.5	$1.6

Information regarding derivatives terminated and de-designated hedging instruments
Reclassification of interest rate derivative loss (gain) to interest and other income (expense), net included in Net Income (Loss)	$2.7	$(0.5)	$—
As of December 31, 2023, the Company expects to reclassify $1.9 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.

10.    Commitments and Contingencies
Commitments and other financial arrangements
Bonds related to the Company's real estate activities totaled $18.7 million as of December 31, 2023, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds), which are not recorded as liabilities on the Company's consolidated balance sheets as of December 31, 2023. If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.
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
On March 2, 2022, the Supreme Court of Hawai’i vacated the ICA’s ruling relating to the BLNR's decision to continue the revocable permits for the calendar year 2015, holding that Hawaii Revised Statutes Chapter 343 (the Hawaii Environmental Policy Act) did apply to the permits. The court remanded the matter back to the Circuit Court to determine if any exceptions would apply and, if not, how HRS Chapter 343 should be applied in light of the steps taken by A&B/EMI toward the long-term water lease. The Supreme Court of Hawai’i also determined that the BLNR had the statutory authority to continue the permits for more than one year, but required the BLNR to make findings of fact and conclusions of law determining that the action would serve the best interests of the State. On remand, the Carmichael Plaintiffs filed a motion for partial summary judgment asking the Circuit Court to conclude that the BLNR and A&B/EMI violated HRS Chapter 343 when the BLNR continued the revocable permits for calendar year 2015. On December 21, 2023, the Circuit Court entered its order granting in part and denying in part the motion for partial summary judgment, determining that the BLNR and A&B/EMI had violated HRS Chapter

343 when the BLNR continued the revocable permits for calendar year 2015, but denying the plaintiffs’ request for a declaration that A&B/EMI had no authority to divert any water until a final environmental impact statement had been accepted.
In the companion case brought by Na Moku Aupuni O Ko‘olau Hui challenging the BLNR’s decision to continue the revocable permits for calendar year 2016, Na Moku filed a motion asking for a decision on appeal and requesting that the Circuit Court limit the current diversion of water pursuant to the revocable permits and order the BLNR to allow Na Moku to intervene in the contested case hearing ordered by the Circuit Court in the Sierra Club litigation addressed below. On January 2, 2024, the Circuit Court entered its order granting Na Moku’s request to invalidate the BLNR’s decision reaffirming the holdover status of the revocable permits for calendar year 2016 and denying Na Moku’s request to (1) impose a cap on the current amount of water diverted pursuant to the revocable permits, (2) order the BLNR to allow Na Moku to intervene in Sierra Club’s contested case hearing; and (3) declare that A&B/EMI had no legal authority to divert water pursuant to then-valid revocable permits.
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, the Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against the BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. On February 17, 2022, the Sierra Club filed its notice of appeal challenging the decision on the August 2020 trial. The court separately considered a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny it a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. In that case, on May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated, ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits would be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 to address the continuation of the revocable permits for both calendar years 2021 and 2022 and the BLNR issued a decision on June 30, 2022. On December 27, 2021, while BLNR’s decision in the contested case hearing was pending, the court further modified its ruling to allow the permits to remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court. On April 26, 2022, the court orally granted an extension of the May 1, 2022 deadline to the earlier of June 15, 2022, or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or as may be further ordered by the court. On June 1, 2022, the court granted an extension of the June 15, 2022 deadline to the earlier of July 15, 2022 or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022 or as may be further ordered by the court. On June 30, 2022, the BLNR issued its final decision on the contested case hearing on the permits for calendar years 2021 and 2022, approving the continuation of the permits through the end of calendar year 2022. The Company and the BLNR appealed the court’s determination that the Sierra Club was entitled to a contested case hearing on the 2021 revocable permits. At the request of Sierra Club, the Intermediate Court of Appeals held oral argument on the matter on December 13, 2023. The court has not yet entered a decision on appeal.
On November 10, 2022, the BLNR voted to continue the revocable permits for calendar year 2023 and, at that same meeting, denied the Sierra Club’s oral request for a contested case hearing. The Sierra Club subsequently submitted a written request to the BLNR for a contested case hearing on the continuation of the revocable permits, which the BLNR denied on December 9, 2022. On November 29, 2022, the Sierra Club filed an appeal of the BLNR’s decisions to deny its oral request for a contested case hearing and to continue the revocable permits for 2023 and on December 15, 2022, the Sierra Club amended its appeal to also challenge the BLNR’s denial of its written request for a contested case hearing. On June 16, 2023, the Circuit Court entered its Decision on Appeal; and Interim Modification of Permits Pursuant to HRS 91-14(g) in which the court concluded that the Sierra Club was again entitled to a contested case hearing on the continuation of the revocable permits for calendar year 2023. The court also modified the BLNR’s decision to continue the revocable permits by reducing the cap to 31.50 million gallons per day. A&B/EMI filed motions to increase the modified cap and for leave to take an immediate appeal. On August 11, 2023, the court entered its order denying A&B/EMI’s motion for leave to take an immediate appeal. On September 8, 2023, the court entered its ruling denying without prejudice A&B/EMI’s motion to increase the modified cap. On August 17, 2023, Sierra Club filed its First Motion to Modify Permits, asking the court to impose conditions on the revocable permits requiring A&B/EMI to determine the water needs of the County of Maui Fire Department and to line one reservoir, which the court granted in part, ordering the parties to meet with the County of Maui Fire Department to discuss the Department’s water needs.
On December 8, 2023, the BLNR issued a new revocable permit to the Company for calendar year 2024. On that same date, after the BLNR voted to grant the new revocable permit to the Company, Sierra Club made an oral request for a contested case hearing and, on December 18, 2023, filed a written request for the same. The BLNR has not decided on Sierra Club’s requests for a contested case hearing.
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
11.     Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 12 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the years ended December 31, 2023, 2022, and 2021, was as follows (in millions):

	2023	2022	2021
Revenues:
Commercial Real Estate	$194.0	$187.2	$174.1
Land Operations:
Development sales revenue	—	8.1	16.0
Unimproved/other property sales revenue	12.3	19.9	41.3
Other operating revenue	2.6	15.3	22.6
Land Operations	14.9	43.3	79.9
Total revenues	$208.9	$230.5	$254.0
Timing of revenue recognition may differ from the timing of invoicing to customers. Generally, unearned project-related costs will be earned over the next twelve months.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of December 31, 2023 and 2022 (in millions):

	2023	2022
Accounts receivable	$7.4	$8.6
Allowances (credit losses and doubtful accounts)	(2.9)	(2.5)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$4.5	$6.1

Variable consideration[1]	$62.0	$62.0
Prepaid rent	5.0	4.4
Other deferred revenue	3.4	2.4
Deferred revenue	$70.4	$68.8

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the years ended December 31, 2023 and 2022, the Company did not recognize any revenue related to the Company's variable consideration and other deferred revenue reported as of December 31, 2022 and 2021, respectively.

On December 17, 2018, A&B entered into a Purchase and Sale Agreement and Escrow Instructions (the "PSA") with Mahi Pono (the "Buyer") related to the sale of agricultural land on Maui. In connection with the sale, the Company deferred approximately $62.0 million of revenue related to certain performance obligations involving securing adequate water to support the Buyer's agricultural plans for the land, through an agreement with the State of Hawai‘i to provide rights to access state water for agricultural irrigation (“State Water Lease”), as well as ensuring that the Buyer has continued access to water prior to the issuance of the State Water Lease. Under the terms of the PSA, the Company may be required to remit amounts up to $62.0 million to the Buyer to the extent performance obligations are not met (recorded as deferred revenue of $62.0 million as of December 31, 2023 and 2022).
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
As a result of the coronavirus pandemic ("COVID-19"), the Company provided certain of its tenants rent relief arrangements during the years ended December 31, 2022 and 2021, which typically consisted of rent deferrals or other relief modifications that resulted in changes to fixed contractual lease payments for specified months. Consistent with lease accounting guidance and interpretations provided by the FASB for rent relief arrangements specifically related to COVID-19, the Company elected to treat such eligible lease concessions (i.e., such rent deferrals, fixed-to-variable modifications or payment forgiveness arrangements that do not result in a substantial increase in the rights of the lessor or obligations of the lessee) outside of the lease accounting modification framework.
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
The historical cost of, and accumulated depreciation on, leased property as of December 31, 2023 and 2022, was as follows (in millions):

	2023	2022
Leased property - real estate	$1,607.9	$1,572.0
Less: accumulated depreciation	(228.7)	(201.8)
Property under operating leases - net[1]	$1,379.2	$1,370.2
[1]Property under operating leases as of December 31, 2023 includes leased property included in assets held for sale.
Total rental income (i.e., revenue) under these operating leases relating to lease payments and variable lease payments were as follows (in millions):

	2023	2022	2021
Lease payments	$134.3	$130.8	$121.3
Variable lease payments	60.9	58.5	54.1
Revenues deemed uncollectible, net	(0.5)	0.8	3.1
Total rental income	$194.7	$190.1	$178.5
Contractual future lease payments to be received on non-cancelable operating leases as of December 31, 2023, were as follows (in millions):

2024	$129.2
2025	115.1
2026	101.2
2027	89.0
2028	74.6
Thereafter	557.2
Total future lease payments to be received	$1,066.3

13.    Leases - The Company as a Lessee
Principal non-cancelable operating leases include land that have lease terms that expire through 2031. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. The Company has equipment under finance leases with terms that expire through 2028.
Lease expense for operating leases that provide for future escalations are accounted for on a straight-line basis. For the years ended December 31, 2023 and 2022, lease expense under operating and finance leases was as follows (in millions):

	2023	2022	2021
Lease cost - operating and finance leases
Operating lease cost	$2.0	$2.7	$2.5

Finance lease cost:
Amortization of right-of-use assets	0.2	0.1	—
Interest on lease liabilities	0.1	—	—
Total lease cost - operating and finance leases	$2.3	$2.8	$2.5

Other amounts relating to leases segregated between those for finance and operating leases include the following for the years ended December 31, 2023 and 2022 (dollars in millions):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2.0	$2.7	$2.5
Operating cash outflows from financing leases	$0.1	$—	$—
Financing cash flows from finance leases	$0.2	$0.1	$—
Other details:
Weighted-average remaining lease term (years) - operating leases	2.5	3.0	3.7
Weighted-average remaining lease term (years) - finance leases	4.2	4.8	0.0
Weighted-average discount rate - operating leases	4.4%	4.2%	4.4%
Weighted-average discount rate - finance leases	4.8%	4.1%	—%
Future lease payments under non-cancelable operating and finance leases as of December 31, 2023, were as follows (in millions):

	Operating Leases	Finance Leases
2024	$1.6	$0.3
2025	0.1	0.3
2026	0.1	0.3
2027	0.1	2.0
2028	0.1	1.2
Thereafter	0.2	—
Total lease payments	$2.2	$4.1
Less: Interest	(1.1)	—
Total lease liabilities	$1.1	$4.1
ROU assets and lease liabilities related to operating leases are presented separately on the consolidated balance sheets. Information for finance leases as of the years ended December 31, 2023 and 2022, were as follows (in millions):

	Consolidated Balance Sheet Location	2023	2022
Assets
ROU assets	Real estate property, net	$4.2	$2.6
Liabilities
Lease liabilities	Notes payable and other debt	$4.1	$2.6
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
The 2022 Plan allows for the granting of up to 3.2 million shares in the form of stock options, restricted stock units or common stock, subject to adjustment for shares under the 2022 Plan or 2012 Plan that expire or are forfeited, canceled, or terminated for any reason prior to the issuance of the shares. This includes 2.5 million new shares and 0.7 million shares that carried over from the 2012 Plan. As of December 31, 2023, there were 3.0 million remaining shares available for future grants.

Under the 2022 Plan, shares of common stock or restricted stock units may be granted as time-based awards, market-based awards, or performance-based awards.
At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting. The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2023, (in thousands, except weighted-average grant-date fair value amounts):

	Restricted Stock Units	Weighted-Average Grant-date Fair Value
Outstanding, January 1	562.4	$21.83
Granted	403.4	$21.82
Vested	(279.1)	$23.41
Canceled	(61.8)	$21.17
Outstanding, December 31	624.9	$21.18
The time-based restricted stock units granted to employees vest ratably over a period of three years, except for the time-based restricted stock units granted to the former Chief Executive Officer in 2023, which will be issued one year from the award date. The time-based restricted stock units granted to non-employee directors vest over a one-year period. The market-based restricted stock units cliff vest over three years, provided that the total shareholder return of the Company's common stock over the relevant period meets or exceeds pre-defined levels of total shareholder returns relative to indices, as defined. The performance-based restricted stock units cliff vest over three years, based on the probability of achieving certain performance metrics.
As of December 31, 2023, there was $4.9 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2022 Plan and 2012 Plan; that cost is expected to be recognized over a remaining weighted-average period of 1.8 years.
The fair value of the Company's time-based and performance-based awards was determined using the Company's stock price on the grant date. The fair value of the Company's market-based awards was estimated using the Company's stock price on the date of grant and the probability of vesting using a Monte Carlo simulation. The Monte Carlo simulation was performed with the following weighted-average assumptions:

	2023 Grants	2022 Grants	2021 Grants
Volatility of A&B common stock	31.8% - 49.1%	47.7%	47.2%
Average volatility of peer companies	33.6% - 48.2%	51.1%	51.1%
Risk-free interest rate	3.8% - 4.5%	1.4%	0.2%
The weighted-average grant date fair value of the restricted stock units granted in 2023, 2022, and 2021, was $21.82, $25.56, and $16.63, respectively. No compensation cost is recognized for actual forfeitures of restricted stock awards if an employee is terminated prior to rendering the requisite service period. The Company recognized no tax benefit upon vesting for the years ended December 31, 2023, 2022, and 2021.

The Company recognizes compensation cost net of actual forfeitures of restricted stock awards. A summary of compensation cost related to share-based payments is as follows for the years ended December 31, 2023, 2022, and 2021, (in millions):

	2023	2022	2021
Share-based expense:
Time-based and market-based restricted stock units	$6.1	$4.9	$5.9
Total share-based expense	6.1	4.9	5.9
Total recognized tax benefit	—	—	—
Share-based expense (net of tax)	$6.1	$4.9	$5.9

Cash received upon option exercise	$—	$—	$1.4
Intrinsic value of options exercised	$—	$—	$0.6
Tax benefit realized upon option exercise	$—	$—	$—
Fair value of stock vested	$9.1	$5.6	$5.4
15.     Employee Benefit Plans
The Company provides a wide range of benefits to its existing employees and retired employees, including retiree health care benefits. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of service. The Company does not pre-fund these health care plans and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.
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
During the year ended December 31, 2022, the Company made cash contributions of $28.7 million to defined benefit plans, and in connection with the Defined Benefit Plans termination process, recorded a pre-tax settlement charge of $76.9 million within Pension termination in the consolidated statements of operations, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. In addition, the Company recorded an income tax benefit of $18.3 million during the year ended December 31, 2022, to reclassify the tax effects in accumulated other comprehensive loss upon completion of the termination of the Defined Benefit Plans. As a result of the pension termination, the Company had no accumulated pension benefits obligation or defined benefit pension plan assets as of December 31, 2023 and 2022, and therefore, no corresponding investment policies, target asset allocations, expected rate-of-return on plan assets, or fair values.

Benefit Obligations, Plan Assets and Funded Status of the Plans: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans as of December 31, 2023 and 2022, and are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2023	2022	2023	2022	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of year	$—	$227.2	$8.1	$12.6	$2.0	$3.1
Service cost	—	1.4	0.1	0.1	—	—
Interest cost	—	0.7	0.4	0.4	0.1	0.1
Plan participants’ contributions	—	—	0.6	0.6	—	—
Actuarial (gain) loss[2]	—	(44.5)	(0.1)	(2.2)	—	(0.6)
Benefits paid	—	(13.9)	(1.2)	(1.2)	—	—
Settlement	—	(170.9)	—	(2.2)	—	(0.6)
Benefit obligation at end of year	$—	$—	$7.9	$8.1	$2.1	$2.0

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$186.6	$—	$—	$—	$—
Actual return on plan assets	—	(27.1)	—	—	—	—
Employer contributions	—	25.3	0.6	2.8	—	0.6
Participant contributions	—	—	0.6	0.6	—	—
Benefits paid	—	(13.9)	(1.2)	(1.2)	—	—
Settlement	—	(170.9)	—	(2.2)	—	(0.6)
Fair value of plan assets at end of year	$—	$—	$—	$—	$—	$—

Funded Status (Recognized Liability1)	$—	$—	$(7.9)	$(8.1)	$(2.1)	$(2.0)

[1] Presented as Accrued pension and post-retirement benefits in the accompanying consolidated balance sheets as of December 31, 2023 and 2022.
[2] Defined benefit pension plan actuarial gains in the changes in benefit obligations for 2022 resulted primarily from favorable lump sum election and insurer annuity pricing upon pension termination.
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	2024	2025	2026	2027	2028	2029-2033
Estimated Benefit Payments
Post-retirement Benefits	$0.6	$0.6	$0.6	$0.6	$0.5	$2.5
Non-qualified Plan Benefits	1.6	0.5	—	—	—	—
Total	$2.2	$1.1	$0.6	$0.6	$0.5	$2.5
Estimated Future Contributions: Contributions are determined annually for each plan by the Company’s pension Administrative Committee, based upon the actuarial-determined minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. During the years ended December 31, 2023, 2022, and 2021, the Company made contributions of $0.6 million, $28.7 million, and $7.4 million to its defined benefit plans, respectively. The Company’s funding policy is to contribute cash to its defined benefit plans so that it meets at least the minimum contribution requirements. With the completion of the pension plan termination in 2022, the Company expects to make no further contributions to the defined benefit pension plans.

Net Benefit Cost Recognized and Amounts Recognized in Other Comprehensive Income: Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during the years ended December 31, 2023, 2022, and 2021, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits			Non-qualified Plan Benefits
Components of Net Periodic Benefit Cost	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$—	$1.4	$1.2	$0.1	$0.1	$0.1	$—	$—	$—
Interest cost	—	0.7	5.1	0.4	0.4	0.3	0.1	0.1	—
Expected return on plan assets	—	(2.6)	(5.0)	—	—	—	—	—	—
Amortization of net loss	—	1.7	2.5	—	0.1	—	—	0.1	0.1
Amortization of prior service cost	—	0.1	—	—	—	—	—	—	—
Pension termination	—	76.7	—	—	0.1	—	—	0.1	—
Net periodic benefit cost	$—	$78.0	$3.8	$0.5	$0.7	$0.4	$0.1	$0.3	$0.1

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net gain (loss)	$—	$14.4	$(28.0)	$0.1	$2.2	$0.6	$—	$0.4	$—
Amortization of net loss[1]	—	1.7	2.6	—	0.1	0.1	—	0.1	0.1
Amortization of prior service credit[1]	—	0.1	—	—	—	—	—	—	—
Pension termination[1]	—	76.7	—	—	0.1	—	—	0.1	—
Income taxes related to other comprehensive income (loss)[1]	—	(18.3)	—	—	(0.1)	—	—	0.1	—
Total recognized in Other comprehensive income (loss)	—	74.6	(25.4)	0.1	2.3	0.7	—	0.7	0.1
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$—	$(3.4)	$(29.2)	$(0.4)	$1.6	$0.3	$(0.1)	$0.4	$—

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
Amounts recognized on the consolidated balance sheets in accumulated other comprehensive income (loss) as of December 31, 2023 and 2022, were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits		Non-qualified Plan Benefits
	2023	2022	2023	2022	2023	2022
Net gain (loss), net of taxes	$—	$—	$0.2	$0.3	$—	$—
Unrecognized prior service credit (cost), net of taxes	—	—	—	—	—	—
Total Accumulated other comprehensive income (loss)	$—	$—	$0.2	$0.3	$—	$—

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
Assumptions in Plan Accounting: The weighted average assumptions used to determine benefit information during the years ended December 31, 2023, 2022, and 2021, were as follows:

	Pension Benefits			Other Post-retirement Benefits			Non-qualified Plan Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Weighted Average Assumptions
Discount rate to determine benefit obligations	N/A	N/A	2.26%	5.15%	5.41%	2.86%	5.19%	5.24%	1.68%
Discount rate to determine net cost	N/A	N/A	2.39%	5.41%	3.51%	2.48%	5.24%	1.68%	1.07%
Rate of compensation increase	N/A	N/A	N/A	0.5%-3.0%	0.5%-3.0%	0.5%-3.0%	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	2.60%	N/A	N/A	N/A	N/A	N/A	N/A
Interest crediting rates	N/A	N/A	2.15%	N/A	N/A	N/A	2.15%	2.15%	2.15%
Initial health care cost trend rate	N/A	N/A	N/A	6.20%	5.90%	5.90%	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A	4.00%	4.00%	4.00%	N/A	N/A	N/A
Year ultimate rate is reached	N/A	N/A	N/A	2045	2045	2045	N/A	N/A	N/A
A&B Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Code and provides matching contributions of up to 3% of eligible compensation. The Company’s matching contributions expensed under these plans totaled $0.5 million, $0.6 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company also maintains profit sharing plans and, if a minimum threshold of Company performance is achieved, provides contributions of 1% to 5%, depending upon Company performance above the minimum threshold. There were $0.5 million, $0.8 million and $0.7 million of profit sharing contribution expenses recognized in the years ended December 31, 2023, 2022, and 2021, respectively.
During the year ended December 31, 2019, the Company amended the cash balance pension plan such that, effective January 1, 2020, benefit accruals under the cash balance formula would cease and would be replaced with a non-elective contribution of 3% of the participant's annual eligible compensation made by the Company into the participant's defined contribution plan. The Company's contribution expensed under this non-elective component of the defined contribution plan totaled $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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
Distributions with respect to the Company’s common stock can be characterized for federal income tax purposes as ordinary income, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Taxable distributions paid for the years ended December 31, 2023, 2022, and 2021, were classified as ordinary income.

The income tax expense (benefit) on income (loss) from continuing operations for the years ended December 31, 2023, 2022, and 2021, consisted of the following (in millions):

	2023	2022	2021
Current:
Federal	$—	$(18.0)	$0.1
State	—	(0.3)	(0.1)
Total Current	$—	$(18.3)	$—
Deferred:
Federal	$—	$—	$—
State	—	—	—
Total Deferred	$—	$—	$—
Income tax expense (benefit)	$—	$(18.3)	$—
Income tax expense (benefit) for the years ended December 31, 2023, 2022, and 2021, differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2023	2022	2021
Computed federal income tax expense (benefit)	$8.6	$3.9	$15.8
State income taxes	—	(1.5)	1.4
Changes in valuation allowances	1.0	5.3	(8.0)
REIT rate differential	(9.3)	(7.8)	(9.0)
Nontaxable or nondeductible items	(0.1)	—	—
Share-based compensation	(0.2)	(0.1)	0.1
Effective rate differences between current and deferred taxes	—	0.4	(0.5)
Pension termination	—	(18.3)	—
Other, net	—	(0.2)	0.2
Income tax expense (benefit)	$—	$(18.3)	$—
The change in the Company's effective tax rate for the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily due to the termination of the Company's Defined Benefit Plans in 2022, impairments incurred in 2022 and 2023, and changes in the valuation allowance on deferred tax assets during the year due to the sale of the Grace Disposal Group.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022, were as follows (in millions):

	2023	2022
Deferred tax assets:
Employee benefits	$4.4	$6.3
Capitalized costs	1.3	1.5
Joint ventures and other investments	6.0	6.0
Impairment and amortization	0.7	24.8
Solar investment benefits	15.2	14.9
Insurance and other reserves	6.0	7.2
Disallowed interest expense	10.5	8.9
Net operating losses	61.0	44.1
Operating lease liability	—	6.6
Other	3.9	1.0
Total deferred tax assets	$109.0	$121.3
Valuation allowance	(109.0)	(109.8)
Total net deferred tax assets	$—	$11.5

Deferred tax liabilities:
Property (including tax-deferred gains on real estate transactions)	$—	$5.0
Operating lease asset	—	6.5
Total deferred tax liabilities	$—	$11.5

Net deferred tax assets (liabilities)	$—	$—
Federal tax credit carryforwards at December 31, 2023, totaled $8.3 million, of which $8.1 million will expire in 2036 and $0.2 million will expire in 2039. State tax credit carryforwards at December 31, 2023, totaled $6.9 million and may be carried forward indefinitely under state law. As of December 31, 2023, the Company had gross federal net operating loss carryforwards of $224.2 million ($47.0 million tax-effected) that can be carried forward indefinitely under federal law. As of December 31, 2023, the Company had state net operating loss carryforwards of $276.0 million ($14.0 million tax-effected) that can be carried forward indefinitely.
A valuation allowance must be provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities and appropriate tax law.
Due to the recent losses the Company has generated in its TRS, the Company believes that it is more likely than not that its U.S. and state deferred tax assets will not be realized as of December 31, 2023. The Company recorded a decrease in the valuation allowance of $0.8 million on its net U.S. and state deferred tax assets for the current period. Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets may cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which reversal of a valuation allowance should occur. The net change to the valuation allowance recorded during each of the years ended December 31, 2023, 2022, and 2021, was as follows (in millions):

	Balance at Beginning of Year	Net Change	Balance at End of Year
2023	$109.8	$(0.8)	$109.0
2022	$109.6	$0.2	$109.8
2021	$104.0	$5.6	$109.6
The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax effected. Due to the Company's valuation allowance in the respective periods, there were no net tax benefits recognized from share-based transactions for the years ended December 31, 2023, 2022, and 2021.

The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. As of December 31, 2023, accrued interest and penalties were not material. The Company has not identified any material unrecognized tax positions and as such has no related interest or penalty accruals.
As of December 31, 2023, tax years 2020 and later are open to audit by the tax authorities. The Company does not believe that the result of any potential audits will have a material adverse effect on its results of operations, financial condition or liquidity.
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
The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) for the years ended December 31, 2023, 2022, and 2021 (in millions):

	2023	2022	2021
Income (loss) from continuing operations	$40.8	$37.1	$75.4
Distributions and allocations to participating securities	(0.1)	(0.2)	(0.3)
Income (loss) from continuing operations available to A&B shareholders	40.7	36.9	75.1
Income (loss) from discontinued operations available to A&B shareholders	(7.8)	(86.6)	(39.6)
Exclude: Loss (income) attributable to discontinued noncontrolling interest	(3.2)	(1.1)	(0.4)
Net income (loss) available to A&B common shareholders	$29.7	$(50.8)	$35.1
The number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Denominator for basic EPS - weighted average shares outstanding	72.6	72.6	72.5
Effect of dilutive securities:
Restricted stock unit awards	0.2	0.2	0.1
Denominator for diluted EPS - weighted average shares outstanding	72.8	72.8	72.6
There were 0.1 million, 0.1 million, and zero shares of anti-dilutive securities outstanding during the years ended December 31, 2023, 2022, and 2021 respectively.
18.    Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31, 2023 and 2022 (in millions):

	2023	2022
Employee benefit plans:
Post-retirement plans	(0.2)	(0.3)
Non-qualified benefit plans	—	—
Total employee benefit plans	(0.2)	(0.3)
Interest rate swap	3.4	2.1
Accumulated other comprehensive income (loss)	$3.2	$1.8

The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2023, 2022, and 2021 were as follows (in millions, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2021	$(53.3)	$(6.7)	$(60.0)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	(27.4)	2.3	(25.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	2.8	1.6	4.4
Balance, December 31, 2021	$(77.9)	$(2.8)	$(80.7)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	17.0	4.9	21.9
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	78.9	—	78.9
Taxes on other comprehensive income (loss)	$(18.3)	$—	$(18.3)
Balance, December 31, 2022	$(0.3)	$2.1	$1.8
Other comprehensive income (loss) before reclassifications, net of taxes of $0	0.1	0.3	0.4
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	—	1.0	1.0
Balance, December 31, 2023	$(0.2)	$3.4	$3.2
The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022, and 2021, were as follows (in millions):

	2023	2022	2021
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	$0.3	$4.9	$2.3
Reclassification adjustment to interest expense included in Net Income (Loss)	(1.7)	0.5	1.6
Reclassification of interest rate derivative loss (gain) to interest and other income (expense), net included in Net Income (Loss)	2.7	(0.5)	—
Employee benefit plans:
Actuarial gain (loss)	0.1	17.0	(27.4)
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss[1]	—	1.9	2.8
Amortization of prior service credit[1]	—	0.1	—
Pension termination	—	76.9	—
Total before income tax	$1.4	$100.8	$(20.7)
Income taxes related to other comprehensive income (loss)	—	(18.3)	—
Other comprehensive income (loss), net of tax	$1.4	$82.5	$(20.7)
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

Prior to December 31, 2022, the Company operated and reported on three segments: Commercial Real Estate; Land Operations; and Materials & Construction. During the fourth quarter of 2022, the Company progressed on its simplification efforts related to the divestiture of its materials & construction business. The Grace Disposal Group, which was reclassified as held for sale and discontinued operations as of December 31, 2022, made up the majority of activity in the Company’s former M&C segment. Accordingly, the former M&C segment was eliminated and the segment information presented herein excludes the results of the Grace Disposal Group for all periods presented. All comparable information for the historical periods was restated to reflect the impact of these changes. As a result of these changes, the Company now operates and reports on two segments: Commercial Real Estate and Land Operations.
The Commercial Real Estate segment owns, operates and manages a portfolio of retail, industrial and office properties in Hawai‘i totaling 3.9 million square feet of gross leasable area. The Company also owns approximately 142.0 acres of commercial land in Hawai‘i, of which substantially all is leased pursuant to urban ground leases.
The Land Operations segment generates its revenues from real estate development and land sales, income/loss from joint ventures, and other legacy business activities in Hawai‘i. Historically, this segment also generated revenues from the sale of hydroelectric energy until the disposal of McBryde Resources Inc. during 2022, and trucking and storage services until the disposal of Kahului Trucking & Storage, Inc. during 2023.

Operating segment information for the years ended December 31, 2023, 2022, and 2021 is summarized below (in millions):

	2023	2022	2021
Operating Revenue:
Commercial Real Estate	$194.0	$187.2	$174.1
Land Operations[1]	14.9	43.3	79.9
Total operating revenue	208.9	230.5	254.0
Operating Profit (Loss):
Commercial Real Estate[2]	81.2	81.5	72.6
Land Operations[1,3,4]	10.8	(1.4)	53.2
Total operating profit (loss)[1]	92.0	80.1	125.8
Gain (loss) on disposal of commercial real estate properties, net	—	—	2.8
Interest expense	(23.0)	(22.0)	(26.2)
Corporate and other expense[5]	(28.2)	(39.3)	(27.0)
Income (Loss) from Continuing Operations Before Income Taxes	$40.8	$18.8	$75.4

Identifiable Assets:
Commercial Real Estate	$1,479.8	$1,499.9	$1,499.5
Land Operations[6]	112.4	112.0	144.5
Other	40.0	48.6	81.1
Assets Held for Sale	14.0	126.8	154.7
Total assets	$1,646.2	$1,787.3	$1,879.8

Capital Expenditures:
Commercial Real Estate[7]	$31.2	$21.4	$39.6
Land Operations[8]	—	0.2	7.4
Other	—	0.1	0.2
Total capital expenditures	$31.2	$21.7	$47.2

Depreciation and Amortization:
Commercial Real Estate	$36.5	$36.5	$37.7
Land Operations	—	1.2	1.1
Other	0.3	0.3	0.8
Total depreciation and amortization	$36.8	$38.0	$39.6
1 In 2022, as a result of the Grace Disposal Group's classification as held for sale and discontinued operations, the Company changed the composition of its reportable segments based on how the CODM assesses the Company's performance, which caused reported amounts (i.e. operating profit) related to one joint venture in the historical period to be reclassified from the former M&C segment to Land Operations, which changed Land Operations Operating Profit (Loss) by $(2.5) million and Total operating profit (loss) by $38.3 million for the year ended December 31, 2021. All comparable information for the historical periods has been restated to reflect the impact of these changes.
2 Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Land Operations segment, as well as pension termination charges of $0.7 million for the year ended December 31, 2022.
3 Land Operations segment operating profit (loss) includes $1.9 million, $1.6 million, and $17.9 million of equity in earnings (losses) from the Company's various joint ventures for the years ended December 31, 2023, 2022, and 2021, respectively.
4 Land Operations segment operating profit (loss) includes pension termination charges of $62.2 million for the year ended December 31, 2022, as well as a gain on sale of non-core assets, net, of $54.0 million for the year ended December 31, 2022, related to the McBryde transaction (Note 20 – Sale of Business).
5 Corporate and other expense includes pension termination charges of $14.0 million for the year ended December 31, 2022, related to the 2022 termination of the defined benefit plans.
6 The Land Operations segment includes assets related to its investment in various joint ventures. As a result of the change in the composition of the Land Operations segment in 2022, as noted above, total identifiable assets increased $23.4 million as of December 31, 2021.
7 Represents gross capital additions to the commercial real estate portfolio, including gross tax deferred property purchases but excluding the assumption of debt, that are reflected as non-cash transactions in the consolidated statements of cash flows.
8 Excludes expenditures for real estate developments held for sale, which are classified as cash flows from operating activities within the consolidated statements of cash flows, and excludes investment in joint ventures classified as cash flows from investing activities.

20.    Sale of Business
Grace Disposal Group

On November 15, 2023, the Company sold the Grace Disposal Group to Nan, Inc., an unrelated third party, for total consideration of $57.5 million, which consisted of cash proceeds of $42.5 million and a $15.0 million promissory note. The promissory note had a maturity date of January 5, 2024 and did not accrue interest. The note was paid in full in January 2024. In connection with the sale, the Company recognized a net loss on disposition of $13.2 million for the year ended December 31, 2023, which is presented within Income (loss) from discontinued operations, net of income taxes in the consolidated statements of operations. In addition, the Company was released by Grace Pacific's third-party sureties from all indemnity obligations relating to Grace Pacific's construction bonds (bid, performance and payment bonds). The assets and liabilities associated with the Grace Disposal Group are classified as held for sale in the consolidated balance sheets as of December 31, 2022, and financial results are classified as discontinued operations in the consolidated statements of operations and cash flows for all periods presented.
McBryde Legacy Business

On June 30, 2022, the Company sold to Brue Baukol Capital Partners, an unrelated third party, approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, in exchange for cash proceeds and escrow receivables of $73.9 million and $0.9 million, respectively. In connection with the sale, the Company recognized a net gain of $54.0 million for the year ended December 31, 2022, which is presented within Gain (loss) on disposal of non-core assets, net in the consolidated statements of operations. The disposal was not considered individually significant and does not qualify for presentation and disclosure as a discontinued operation.

21.    Held for Sale and Discontinued Operations

In November 2023, the Company entered into a disposition agreement with an unrelated third party for the sale of Waipouli Town Center, a retail property within our Commercial Real Estate segment. The transaction is structured to qualify under section §1031 of the Code. In order to allow time for the Company to identify suitable replacement property, the Company has up to one year from the agreement execution date to close the transaction, at its option. The Company determined that the property met the criteria to be classified as held for sale as of the agreement execution date of November 15, 2023, but would not be considered discontinued operations as it neither represents a strategic shift, nor will it have a material impact on the Company's operations and financial results. Accordingly, we measured the assets and liabilities associated with the property at fair value less any costs to sell as of December 31, 2023, and recorded impairment of $2.2 million in the fourth quarter of 2023. The impairment charge is presented in Impairment of Assets in the consolidated statements of operations for the year ended December 31, 2023. The assets and liabilities associated with Waipouli Town Center are presented in the consolidated balance sheets as Assets held for sale and Liabilities associated with assets held for sale as of December 31, 2023.
In December 2022, in connection with the evaluation of strategic alternatives to monetize and dispose of Grace Pacific and the Company-owned quarry land on Maui, the Company's Board of Directors authorized Management to complete a sale of the Grace Disposal Group. In conjunction with the Board's authorization, the Company concluded that the Grace Disposal Group met the criteria for classification as held for sale and discontinued operations as of December 31, 2022, as it represented a strategic shift and was expected to have a material impact on the Company's operations and financial results. Accordingly, the assets and liabilities associated with the Grace Disposal Group are presented in the consolidated balance sheets as Assets held for sale and Liabilities associated with assets held for sale as of December 31, 2022, and the results of operations are presented as discontinued operations in the consolidated statements of operations and cash flows for all periods presented. As a result of the Grace Disposal Group's classification as held for sale, the assets and liabilities associated with the Grace Disposal Group were measured at fair value less any costs to sell as of December 31, 2022, and impairment of $89.8 million was recorded in the fourth quarter of 2022.
Refer to Note 7 – Fair Value Measurements for additional discussion of the inputs used to determine the fair value of assets held for sale.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the consolidated balance sheets as of December 31, 2023 and 2022 (in millions):

	2023	2022

Real estate investments
Real estate property	$17.6	$—
Accumulated depreciation	$(1.8)	$—
Real estate property, net	$15.8	$—
Real estate intangible assets, net	$0.3	$—
Real estate investments, net	$16.1	$—
Cash and cash equivalents	$—	$0.1
Accounts receivable and retention, net of allowance for credit losses and allowance for doubtful accounts of zero and $0.4 million as of December 31, 2023, and December 31, 2022, respectively	—	30.8
Inventories	—	45.0
Other property, net	—	67.4
Operating lease right-of-use assets	—	31.3
Prepaid expenses and other assets	0.1	42.0
Less: Impairment recognized on classification as held for sale	(2.2)	(89.8)
Total Assets held for sale	$14.0	$126.8

Notes payable and other debt	$—	$14.1
Accounts payable	—	10.2
Operating lease liabilities	—	31.3
Accrued and other liabilities	0.1	25.4
Total Liabilities associated with assets held for sale	$0.1	$81.0

The following table summarizes income (loss) from discontinued operations included in the Consolidated Statements of Operations for the three years ended December 31, 2023, 2022, and 2021, (in millions):

	2023[1]	2022	2021

Revenue	$201.2	$171.2	$126.2
Cost of sales[2]	(178.1)	(153.5)	(121.0)
Selling, general and administrative	(15.8)	(14.5)	(15.6)
Impairment of assets	—	(89.8)	(26.1)
Gain (loss) on disposal of non-core assets, net	(13.2)	0.1	0.1
Operating income (loss) from discontinued operations[1]	(5.9)	(86.5)	(36.4)
Income (loss) related to joint ventures	(1.5)	(0.4)	(0.4)
Impairment of equity method investments	—	—	(2.9)
Interest and other income (expense), net	0.1	0.5	0.2
Interest expense	(0.5)	(0.2)	(0.1)
Income (loss) from discontinued operations before income taxes[1]	(7.8)	(86.6)	(39.6)
Income tax benefit (expense) attributable to discontinued operations	—	—	—
Income (loss) from discontinued operations[1]	(7.8)	(86.6)	(39.6)
Loss (income) attributable to discontinued noncontrolling interest	(3.2)	(1.1)	(0.4)
Income (loss) from discontinued operations attributable to A&B Shareholders[1]	$(11.0)	$(87.7)	$(40.0)
[1]Income (loss) from discontinued operations for year ended December 31, 2023 relates to the Grace Disposal Group only as Waipouli Town Center did not meet the criteria for discontinued operations.
[2]Includes $(0.1) million, $(0.4) million, and $(1.1) million in costs associated with the resolution of liabilities from the Company’s former sugar operations and previously presented in Income (loss) from discontinued operations for the years ended December 31, 2023, 2022, and 2021, respectively.

Related Party Transactions within Discontinued Operations and Held for Sale: The Company enters into contracts in the ordinary course of business, as a supplier, with affiliate entities that require accounting under the equity method due to the Company's financial interests in such entities and also with affiliate parties that are members in entities in which the Company also is a member and holds a controlling financial interest. Related to the periods during which such relationships existed, revenues earned from transactions with such affiliates were $13.7 million, $16.9 million and $9.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. Expenses recognized from transactions with such affiliates were $4.4 million, $4.8 million and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Receivables from these affiliates were zero and $6.9 million as of December 31, 2023 and 2022, respectively. Amounts due to these affiliates were zero and $0.4 million as of December 31, 2023 and 2022, respectively.
22.    Subsequent Events
On February 27, 2024, the Company's Board of Directors declared a cash dividend of $0.2225 per share of outstanding common stock, payable on April 5, 2024, to shareholders of record as of the close of business on March 15, 2024.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 29, 2024

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the quarter ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2024 Annual Meeting of Shareholders (“A&B’s 2024 Proxy Statement”), which section is incorporated herein by reference.
Executive Officers
As of February 14, 2024, the name of each executive officer of A&B (in alphabetical order), age (in parentheses), and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2024 Proxy Statement, which subsections are incorporated herein by reference.
References within this section to A&B include the Company and Alexander & Baldwin, Inc. prior to the Holding Company Merger, which was completed on November 8, 2017 in order to facilitate the Company's conversion to a REIT. Also, references to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its separation from Matson, Inc. on June 29, 2012.
Meredith J. Ching (67)
Executive Vice President, External Affairs, of A&B, 3/18-present; Senior Vice President, External Affairs, of A&B, 6/12-3/18; Senior Vice President, Government & Community Relations, of A&B Predecessor, 6/07-6/12; first joined A&B Predecessor in 1982.
Clayton K. Y. Chun (46)
Executive Vice President, Chief Financial Officer and Treasurer of A&B, 12/22-present; Senior Vice President of A&B, 2/19-11/22; Chief Accounting Officer of A&B, 1/18-11/22; Vice President of A&B, 3/18-1/19; Controller of A&B, 9/15-11/22.
Derek T. Kanehira (58)
Senior Vice President, Human Resources, of A&B, 5/20-present; Vice President and Director of HR Services, Hawaii Employers Council, 1/17-4/20; Vice President and Director of Human Resources, Hawaii National Bank, 5/13-1/17.
Scott G. Morita (55)
Vice President and Corporate Counsel of A&B, 11/21-present; Associate General Counsel of A&B, 7/18-10/21; Partner, Schlack Ito, 3/13-6/18.
Lance K. Parker (50)
Chief Executive Officer of A&B, 7/23-present; President of A&B, 1/23-present; Chief Operating Officer of A&B, 11/21-6/23; President of A&B Properties Hawai‘i, LLC ("ABP"), 9/15-present; Executive Vice President of A&B, 3/18-1/23; Chief Real Estate Officer of A&B, 10/17-11/21; Senior Vice President of ABP, 6/13-8/15; first joined A&B Predecessor in 2004.
Jeffrey W. Pauker (42)
Executive Vice President of A&B, 5/23-present; Chief Investment Officer of A&B, 5/2023-present; Senior Vice President, Investments, of A&B 3/18-5/23; Vice President of ABP 4/15-present; first joined A&B Predecessor in 2012.

Anthony J. Tommasino (40)

Vice President and Controller of A&B, 10/22-present; Director, Financial Reporting and Technical Accounting, 6/21-9/22; Director, Corporate Accounting, The Gas Company, LLC, 3/20-6/21; Senior Manager, Deloitte & Touche LLP, 9/13-3/20.

Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Board of Directors Information” in A&B’s 2024 Proxy Statement, which section is incorporated herein by reference.
Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2024 Proxy Statement, which subsection is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2024 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Shareholders' Security Ownership” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2024 Proxy Statement, which section and subsection are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
Securities authorized for issuance under equity compensation plans at December 31, 2023, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)[1]
Equity compensation plans approved by security holders	—	$0.00	3,028,189
1 Under the 2022 Incentive Compensation Plan, 3,028,189 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Relationships and Transactions” in A&B’s 2024 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2024 Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The financial statements are set forth in Item 8 of Part II above.

Financial Statement Schedules
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Alexander & Baldwin, Inc.
December 31, 2023

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Commercial Real Estate Segment
Industrial :
Kapolei Enterprise Center (HI)	$—	$7.9	$16.8	$0.7	$—	$7.9	$17.5	$25.4	$(2.7)	2019	2019
Harbor Industrial (HI)	—	0.1	—	1.3	—	0.1	1.3	1.4	(1.2)	1930	2018
Honokohau Industrial (HI)	—	5.0	4.8	0.1	—	5.0	4.9	9.9	(0.9)	Various	2017
Kailua Industrial/Other (HI)	—	10.5	2.0	1.2	—	10.6	3.1	13.7	(0.8)	Various	2013
Kakaako Commerce Center (HI)	1.7	16.9	20.6	5.7	—	16.9	26.3	43.2	(5.2)	1969	2014
Komohana Industrial Park (HI)	—	25.2	10.8	1.9	—	25.4	12.5	37.9	(4.7)	1990	2010
Opule Industrial (HI)	—	10.9	27.1	—	—	10.9	27.1	38.0	(3.6)	2005-2006, 2018	2018
P&L Warehouse (HI)	—	—	—	1.8	—	—	1.8	1.8	(0.9)	1970	1970
Port Allen (HI)	—	—	0.7	2.3	—	—	3.0	3.0	(2.4)	1983, 1993	1983-1993
Waipio Industrial (HI)	—	19.6	7.7	1.6	—	19.7	9.2	28.9	(3.3)	1988-1989	2009
Kahai Street Industrial (HI)	—	4.4	2.0	—	—	4.4	2.0	6.4	(0.1)	1973	2021
Maui Lani Industrial (HI)	—	0.2	0.3	—	—	0.2	0.3	0.5	—	2010	2011-2014
Kaomi Loop (HI)	—	3.3	5.8	—	—	3.3	5.8	9.1	(0.1)	2005	2023

Office :
Kahului Office Building (HI)	—	1.0	0.4	8.1	—	1.0	8.5	9.5	(7.8)	1974	1989
Kahului Office Center (HI)	—	—	—	4.8	—	—	4.8	4.8	(4.1)	1991	1991
Lono Center (HI)	—	—	1.4	1.6	—	—	3.0	3.0	(1.9)	1973	1991
Gateway at Mililani Mauka South (HI)	—	7.0	3.5	7.5	—	7.0	11.0	18.0	(2.8)	1992, 2006	2012

Retail :
Aikahi Park Shopping Center (HI)	—	23.5	6.7	20.7	—	26.0	24.9	50.9	(6.3)	1971	2015
Gateway at Mililani Mauka (HI)	—	7.3	4.7	7.1	—	7.8	11.3	19.1	(3.2)	2008, 2013	2011
Hokulei Street (HI)	—	16.9	36.5	3.2	—	17.0	39.6	56.6	(7.4)	2015	2018
Kahului Shopping Center (HI)	—	—	—	3.8	—	0.6	3.2	3.8	(2.6)	1951	1951
Kailua Retail Other (HI)	—	85.1	73.8	22.2	—	88.2	92.9	181.1	(27.6)	Various	2013
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	5.0	—	1.5	16.9	18.4	(9.3)	1971	2001
Kunia Shopping Center (HI)	—	2.7	10.6	3.1	—	3.0	13.4	16.4	(6.6)	2004	2002
Lanihau Marketplace (HI)	—	9.4	13.2	3.2	—	9.8	16.0	25.8	(6.2)	1987	2010
Laulani Village (HI)	57.8	43.4	64.3	3.5	—	43.5	67.7	111.2	(12.0)	2012	2018
Manoa Marketplace (HI)	52.7	43.3	35.9	19.9	—	45.1	54.0	99.1	(9.7)	1977	2016
Napili Plaza (HI)	—	9.4	8.0	3.2	—	10.0	10.6	20.6	(3.3)	1991	2003, 2013
Pearl Highlands Center (HI)	77.5	43.4	96.2	18.0	—	43.6	114.0	157.6	(34.7)	1992-1994	2013
Port Allen Marina Ctr. (HI)	—	—	3.4	1.1	—	—	4.5	4.5	(2.8)	2002	1971
The Collection (HI)	—	0.4	2.2	0.9	—	0.4	3.1	3.5	(0.6)	2017	2018
The Shops at Kukui'ula (HI)	—	8.9	30.1	7.6	—	9.5	37.1	46.6	(11.1)	2009	2013
Waianae Mall (HI)	—	17.4	10.1	9.8	—	18.0	19.3	37.3	(6.2)	1975	2013
Waipio Shopping Center (HI)	—	24.0	7.6	2.4	—	24.5	9.5	34.0	(3.6)	1986, 2004	2009
Lau Hala Shops (HI)	—	—	—	40.7	—	15.2	25.5	40.7	(5.7)	2018	2018
Ho'okele (HI)	—	—	—	31.4	—	13.5	17.9	31.4	(4.2)	2017	2019
Puunene Shopping Center (HI)	—	24.8	28.6	8.1	—	25.2	36.3	61.5	(8.6)	2017	2018
Queens' Marketplace (HI)	—	20.4	58.9	1.9	—	20.4	60.8	81.2	(8.2)	2007	2019

Other :
Oahu Ground Leases (HI)	—	235.5	0.1	0.1	—	235.7	—	235.7	—	—	—
Other miscellaneous investments	—	2.5	0.1	7.1	—	2.6	7.1	9.7	(4.4)	—	—
Total	$189.7	$730.3	$608.3	$262.6	$—	$773.5	$827.7	$1,601.2	$(226.8)

Description (amounts in millions)	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)
Land Operations Segment
Kapolei Business Park West	$—	$6.2	$—	$—	$—	$6.2	$—	$6.2	$—
Kamalani	—	—	—	5.2	—	—	5.2	5.2	—
Maui Business Park II	—	—	—	20.3	—	—	20.3	20.3	—
Wailea	—	24.5	—	9.5	(3.1)	21.9	9.0	30.9	—
Other non-core landholdings	—	6.3	—	2.0	(5.2)	1.5	1.8	3.3	(0.5)
Total	$—	$37.0	$—	$37.0	$(8.3)	$29.6	$36.3	$65.9	$(0.5)
(1)    See Note 8 – Notes Payable and Other Debt to the consolidated financial statements.
(2)    The aggregate tax basis, at December 31, 2023, for the Commercial Real Estate segment and Land Operations segment assets was approximately $675.4 million.
(3)    Depreciation is computed based upon the following estimated useful lives:
    Building and improvements:    10 – 40 years
    Leasehold improvements:    5 – 10 years (lesser of useful life or lease term)
    Other property improvements:    3 – 35 years

Reconciliation of Real Estate (in millions)	2023	2022	2021
Balance at beginning of year	$1,658.8	$1,653.2	$1,625.4
Additions and improvements	33.0	24.5	45.4
Dispositions, retirements and other adjustments	(19.9)	(13.9)	(17.6)
Impairment of assets	(4.8)	(5.0)	—
Balance at end of year	$1,667.1	$1,658.8	$1,653.2

Reconciliation of Accumulated Depreciation (in millions)	2023	2022	2021
Balance at beginning of year	$202.3	$180.5	$154.4
Depreciation expense	28.8	28.6	27.3
Dispositions, retirements and other adjustments	(3.8)	(6.8)	(1.2)
Balance at end of year	$227.3	$202.3	$180.5

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
(v) First Amendment to Third Amended and Restated Credit Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin Investments, LLC, A&B II, LLC, Grace Pacific LLC, Bank of America N.A., First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto dated April 28, 2023 (Exhibit 10.a.(v) to Form 10-Q for the quarter ended March 31, 2023).
(vi)  Joinder Agreement, by Alexander & Baldwin, Inc., dated November 8, 2017, to Second Amended and Restated Credit Agreement, dated September 15, 2017, among Alexander & Baldwin, LLC, Grace Pacific LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America, N.A., First Hawaiian Bank, and other lenders party thereto (Exhibit 10.a.(xi) to Form 10-K for the year ended December 31, 2017).

(vii)  Amended and Restated Credit Agreement, dated December 10, 2015, among Alexander & Baldwin, LLC, Grace Pacific LLC, Bank of America, N.A., and other lenders party thereto (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2015).
(viii)  Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC (formerly known as Alexander & Baldwin, Inc.), Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of June 4, 2012 (Exhibit 10.1 to Form 8-K, dated June 4, 2012).
(ix)  Modification to Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of September 27, 2013 (Exhibit 10.a.(xviii) to Form 10-Q for the quarter ended September 30, 2013).
(x)  Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated December 10, 2015 (Exhibit 10.a.(xx) to Form 10-K for the year ended December 31, 2015).
(xi) Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated August 31, 2021 (Exhibit 10.2 to Form 8-K, dated August 31, 2021).

(xii)  Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated September 15, 2017 (Exhibit 10.2 to Form 8-K, dated September 19, 2017)
(xiii)  Joinder Agreement, by Alexander & Baldwin, Inc. (formerly Alexander & Baldwin REIT Holdings, Inc.), dated November 8, 2017, to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated December 10, 2015, as amended, between Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., and the other Guarantors party thereto, on the one hand, and the Purchasers party thereto, on the other hand (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2017).
(xiv)  Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement, by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated January 8, 2018 (Exhibit 10.a.(xviii) to Form 10‑K for the year ended December 31, 2017).
(xv)  Series J Senior Notes (No. J-1 through No. J-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xix) to Form 10-Q for the quarter ended March 31, 2018).
(xvi)  Series K Senior Notes (No. K-1 through No. K-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xx) to Form 10-Q for the quarter ended March 31, 2018).
(xvii)  Series L Senior Notes (No. L-1 through No. L-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xxi) to Form 10-Q for the quarter ended March 31, 2018).
(xviii) Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated December 20, 2017 (Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2021).
(xix) First Amendment to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated March 5, 2018 (Exhibit 10.a.(xxviii) to Form 10-K for the year ended December 31, 2021).

(xx) Second Amendment to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated August 31, 2021 (Exhibit 10.3 to Form 8-K, dated August 31, 2021).

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
(xxiv)  Term Loan Agreement among Kukui‘ula Village LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxvi) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxv)  Real Estate Term Loan Agreement among Kukui‘ula Village LLC, Kukui‘ula Development Company (Hawaii), LLC, Bank of America, N.A., and the other financial institutions party thereto, dated as of November 5, 2013 (Exhibit 10.a.(xxv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2013).
(xxvi)  Promissory Note by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended September 30, 2016).
(xxvii)  Mortgage, Security Agreement and Fixture Filing by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended September 30, 2016).
(xxviii)  Limited Liability Company Agreement of Alexander & Baldwin Investments, LLC, dated as of November 8, 2017 (Exhibit 10.1 to Form 8-K, dated November 8, 2017).
(xxix)  Term Loan Agreement, among Alexander & Baldwin, LLC, Grace Pacific LLC, the other borrowers party thereto, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the other lenders party thereto, dated February 26, 2018 (Exhibit 10.a.(xxxiii) to Form 10-Q for the quarter ended March 31, 2018).
(xxx)  Promissory Note by TRC Laulani Village, LLC in favor of The Northwestern Mutual Life Insurance Company, dated April 10, 2014 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended March 31, 2018).
(xxxi)  Loan Assumption and Amendment to Loan Documents, among TRC Laulani Village, LLC, ABP E1 LLC, ABP ER1 LLC, and The Northwestern Mutual Life Insurance Company, dated February 23, 2018 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended March 31, 2018).
(xxxii)  Purchase and Sale Agreement and Escrow Instructions by Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and A & B Properties Hawaii, LLC, Series R, and Mahi Pono Holdings, LLC, dated December 17, 2018 (Exhibit 10.1 to Form 8-K, dated December 20, 2018).
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

(xxxi) Alexander & Baldwin, Inc. Executive Severance Plan, amended and restated as of January 1, 2024.

(xxxii)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).
(xxxiii)  Amendment No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014 (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended September 30, 2014).
(xxxiv) Amendment No. 2 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, effective January 1, 2018 (Exhibit 10.b.1(xxx) to Form 10-Q for the quarter ended March 31, 2021).

(xxxv)  Alexander & Baldwin, Inc. Excess Benefits Plan (Exhibit 10.4 to Form 8-K, dated June 28, 2012).
(xxxvi)  Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of March 1, 2013 (Exhibit 10.b.1(xxiii) to Form 10-Q for the quarter ended March 31, 2013).
(xxxvii) Amendment No. 2 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of January 1, 2020 (Exhibit 10.b.1(xxxii) to Form 10-K for the year ended December 31, 2019).
(xxxviii) Amendment No. 3 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of April 1, 2020 (Exhibit 10.b.1(xxxiv) to Form 10-Q for the quarter ended March 31, 2021).
(xxxix) Alexander & Baldwin, Inc. Excess Benefits Plan, amended and restated effective November 1, 2023

(xl)  Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended June 30, 2012).
(xli) Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors, effective November 1, 2023.
(xlii)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10‑Q for the quarter ended June 30, 2012).
(xliii) Amendment No. 4 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective as of April 1, 2022 (Exhibit 10.b.1(xxxviii) to Form 10-Q for the quarter ended March 31, 2022).
(xliv)  Amendment No. 1 to the Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013 (Exhibit 10.b.1(xxvi) to Form 10‑Q for the quarter ended March 31, 2013).
(xlv) 2019 Alexander & Baldwin Nonqualified Defined Contribution Plan Adoption Agreement (Exhibit 10.b.1(xxxviii) to Form 10-K for the year ended December 31, 2019).
(xlvi) Base Plan for 2019 Alexander & Baldwin Nonqualified Defined Contribution Plan Adoption Agreement (Exhibit 10.b.1(xxxix) to Form 10-K for the year ended December 31, 2019).
(xlvii) 2023 Alexander & Baldwin Nonqualified Defined Contribution Plan Adoption Agreement.
(xlix) Alexander & Baldwin 2024 Amended and Restated Deferred Compensation Plan.
(xlx) Alexander & Baldwin, Inc. 2021 Executive Simplification Incentive Program, effective February 22, 2021 (Exhibit 10.b.1(xl) to Form 10-Q for the quarter ended March 31, 2021).

(l) Alexander & Baldwin, Inc. 2022 Omnibus Incentive Plan (Appendix A to Proxy Statement filed on March 15, 2022).

(li) Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 10.b.1(xlvii) to Form 10-Q for the quarter ended March 31, 2022).

(lii) Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1(xlviii) to Form 10-Q for the quarter ended September 30, 2022).

(liii) Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(xlix) to Form 10-Q for the quarter ended September 30, 2022).

(liv) Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 10.b.1.(l) to Form 10-Q for the quarter ended September 30, 2022).

(lv) Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(li) to Form 10-Q for the quarter ended September 30, 2022).

(lvi) Notice of Award of Time-Based Restricted Stock Units, dated February 1, 2023, for Christopher J. Benjamin; Time-Based Restricted Stock Award Agreement between Alexander & Baldwin, Inc. and Christopher J. Benjamin (Exhibit 10.1 to Form 8-K, dated February 2, 2023).

(lvii) Consulting Agreement, dated January 30, 2023, between Alexander & Baldwin, Inc. and Christopher J. Benjamin (Exhibit 10.2 to Form 8-K, dated February 2, 2023).

(lviii) First Amendment to Consulting Agreement, dated July 1, 2023, between Alexander & Baldwin, Inc. and Christopher J. Benjamin (Exhibit 10.b.1.(liv) to Form 10-Q for the quarter ended September 30, 2023).
(lix) Letter Agreement, dated January, 2023, between Alexander & Baldwin, Inc. and Christopher J. Benjamin (Exhibit 10.3 to Form 8-K, dated February 2, 2023).
(lx) Supplemental Release Agreement, dated June 30, 2023, between Alexander & Baldwin, Inc. and Christopher J. Benjamin (Exhibit 10.b.1.(liv) to Form 10-Q for the quarter ended June 30, 2023).
(lxi) Letter Agreement, dated October 30, 2023, between Alexander & Baldwin, Inc. and Jerrod M. Schreck (Exhibit 10.b.1.(lv) to Form 10-Q for the quarter ended September 30, 2023).
(lxii) Release Agreement, dated December 28, 2023, between Alexander & Baldwin, Inc. and Jerrod M. Shreck.
    *All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.
21.1  Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2024.
23.1 Consent of Deloitte & Touche LLP dated February 29, 2024.
23.2 Consent of Deloitte & Touche LLP dated February 29, 2024.
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
95.  Mine Safety Disclosure.
97.1 Alexander & Baldwin, Inc. Amended and Restated Policy Regarding Recoupment of Certain Compensation, adopted October 24, 2023 and effective October 2, 2023.
99.1 Financial Statements of Kukui`ula Development Company (Hawaii), LLC (unaudited) as of and for the years ended December 31, 2023 and 2022
99.2 Financial Statements of Kukui`ula Development Company (Hawaii), LLC as of and for the year ended December 31, 2021

101. The following information from Alexander & Baldwin, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104. Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

February 29, 2024	By: /s/ Lance K. Parker
Lance K. Parker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric K. Yeaman	Chairman of the Board	February 29, 2024
Eric K. Yeaman

/s/ Lance K. Parker	President, Chief Executive Officer	February 29, 2024
Lance K. Parker	and Director

/s/ Clayton K.Y. Chun	Executive Vice President,	February 29, 2024
Clayton K.Y. Chun	Chief Financial Officer and Treasurer

/s/ Anthony J. Tommasino	Vice President and Controller	February 29, 2024
Anthony J. Tommasino

/s/ Shelee Kimura	Director	February 29, 2024
Shelee Kimura

/s/ Diana M. Laing	Director	February 29, 2024
Diana M. Laing

/s/ John T. Leong	Director	February 29, 2024
John T. Leong

/s/ Thomas A. Lewis, Jr.	Director	February 29, 2024
Thomas A. Lewis, Jr.

/s/ Douglas M. Pasquale	Lead Independent	February 29, 2024
Douglas M. Pasquale	Director