Form 10-Q
period 2024-03-31
Alexander & Baldwin, Inc.
filed 2024-04-26
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of March 31, 2024: 72,592,147

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands; unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Real estate investments
Real estate property	$1,612,280	$1,609,013
Accumulated depreciation	(234,564)	(227,282)
Real estate property, net	1,377,716	1,381,731
Real estate developments	55,531	58,110
Investments in real estate joint ventures and partnerships	6,828	6,850
Real estate intangible assets, net	34,730	36,298
Real estate investments, net	1,474,805	1,482,989
Cash and cash equivalents	15,683	13,517
Restricted cash	236	236
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $2,503 and $2,888 as of March 31, 2024, and December 31, 2023, respectively	3,715	4,533
Goodwill	8,729	8,729
Other receivables, net of allowances of $3,565 and $3,545 as of March 31, 2024, and December 31, 2023, respectively	15,407	23,601
Prepaid expenses and other assets	103,711	98,652
Assets held for sale	14,004	13,984
Total assets	$1,636,290	$1,646,241

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$457,574	$463,964
Accounts payable	4,350	5,845
Accrued post-retirement benefits	8,275	9,972
Deferred revenue	72,460	70,353
Accrued and other liabilities	87,305	93,096
Total liabilities	629,964	643,230
Commitments and Contingencies (Note 7)
Equity:
Common stock - no par value; authorized, 225,000,000 shares; outstanding, 72,592,147 and 72,447,510 shares at March 31, 2024, and December 31, 2023, respectively	1,808,009	1,809,095
Accumulated other comprehensive income (loss)	3,979	3,250
Distributions in excess of accumulated earnings	(805,662)	(809,334)
Total shareholders' equity	1,006,326	1,003,011
Total liabilities and equity	$1,636,290	$1,646,241
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Revenue:
Commercial Real Estate	$48,888	$47,870
Land Operations	12,314	2,520
Total operating revenue	61,202	50,390
Operating Costs and Expenses:
Cost of Commercial Real Estate	25,416	24,948
Cost of Land Operations	4,787	3,586
Selling, general and administrative	7,239	8,729
Total operating costs and expenses	37,442	37,263
Gain (loss) on disposal of non-core assets, net	23	1,117
Operating Income (Loss)	23,783	14,244
Other Income and (Expenses):
Income (loss) related to joint ventures	698	388
Interest and other income (expense), net (Note 2)	1,267	(80)
Interest expense	(5,510)	(5,041)
Income (Loss) from Continuing Operations Before Income Taxes	20,238	9,511
Income tax benefit (expense)	—	(5)
Income (Loss) from Continuing Operations	20,238	9,506
Income (loss) from discontinued operations, net of income taxes	(256)	(4,198)
Net Income (Loss)	19,982	5,308
Loss (income) attributable to discontinued noncontrolling interest	—	28
Net Income (Loss) Attributable to A&B Shareholders	$19,982	$5,336

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.28	$0.13
Discontinued operations available to A&B shareholders	—	(0.06)
Net income (loss) available to A&B shareholders	$0.28	$0.07

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.28	$0.13
Discontinued operations available to A&B shareholders	—	(0.06)
Net income (loss) available to A&B shareholders	$0.28	$0.07

Weighted-Average Number of Shares Outstanding:
Basic	72,545	72,549
Diluted	72,666	72,629

Amounts Available to A&B Common Shareholders (Note 13):
Continuing operations available to A&B common shareholders	$20,230	$9,476
Discontinued operations available to A&B common shareholders	(256)	(4,170)
Net income (loss) available to A&B common shareholders	$19,974	$5,306

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands; unaudited)

	Three Months Ended March 31,
	2024	2023
Net Income (Loss)	$19,982	$5,308
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	1,202	(3,702)
Reclassification adjustment to interest expense included in Net Income (Loss)	(473)	(347)
Other comprehensive income (loss), net of tax	729	(4,049)
Comprehensive Income (Loss)	20,711	1,259
Comprehensive (income) loss attributable to discontinued noncontrolling interest	—	28
Comprehensive Income (Loss) Attributable to A&B Shareholders	$20,711	$1,287
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands; unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$19,982	$5,308
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss (income) from discontinued operations	256	4,198
Depreciation and amortization	9,034	9,181
Loss (gain) from disposals of non-core assets, net	(23)	(1,117)
Loss (gain) on de-designated interest rate swap valuation adjustment	(3,675)	—
Share-based compensation expense	1,126	1,576
Loss (income) related to joint ventures, net of operating cash distributions	50	(384)
Changes in operating assets and liabilities:
Trade and other receivables	(486)	(1,350)
Prepaid expenses, income tax receivable and other assets	(3,435)	(1,238)
Development/other property inventory	(2,925)	(109)
Accrued post-retirement benefits	(1,697)	5
Accounts payable	(1,242)	211
Accrued and other liabilities	(501)	(3,620)
Operating cash flows from continuing operations	16,464	12,661
Operating cash flows from discontinued operations	(403)	(7,150)
Net cash provided by (used in) operations	16,061	5,511
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(3,746)	(3,018)
Proceeds from disposal of assets	184	1,645
Payments for purchases of investments in affiliates and other investments	(113)	(78)
Investing cash flows from continuing operations	(3,675)	(1,451)
Investing cash flows from discontinued operations	15,000	2,162
Net cash provided by (used in) investing activities	11,325	711
Cash Flows from Financing Activities:
Payments of notes payable and other debt and deferred financing costs	(15,441)	(17,960)
Borrowings (payments) on line-of-credit agreement, net	9,000	25,000
Cash dividends paid	(16,447)	(32,030)
Repurchases of common stock and other payments	(2,332)	(2,392)
Financing cash flows from continuing operations	(25,220)	(27,382)
Financing cash flows from discontinued operations	—	(448)
Net cash provided by (used in) financing activities	(25,220)	(27,830)

Cash, Cash Equivalents, Restricted Cash, and Cash included in Assets Held for Sale
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash included in assets held for sale	2,166	(21,608)
Balance, beginning of period	13,753	34,409
Balance, end of period	$15,919	$12,801

	Three Months Ended March 31,
	2024	2023
Other Cash Flow Information:
Interest paid, net of capitalized interest, for continuing operations	$4,470	$4,902
Interest paid, net of capitalized interest, for discontinued operations	$—	$196
Income tax (payments)/refunds, net	$—	$161

Noncash Investing and Financing Activities from continuing operations:
Capital expenditures included in accounts payable and accrued and other liabilities	$1,907	$281
Dividends declared but unpaid at end of period	$16,501	$624
Increase (decrease) in escrow and other receivables from dispositions	$—	$298

Noncash Investing and Financing Activities from discontinued operations:
Capital expenditures included in liabilities associated with assets held for sale	$—	$183
Distribution to noncontrolling interests included in liabilities associated with assets held for sale	$—	$345

Reconciliation of cash, cash equivalents, restricted cash, and cash included in assets held for sale:
Beginning of the period:
Cash and cash equivalents	$13,517	$33,262
Restricted cash	236	998
Cash included in assets held for sale	—	149
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$13,753	$34,409

End of the period:
Cash and cash equivalents	$15,683	$10,730
Restricted cash	236	998
Cash included in assets held for sale	—	1,073
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$15,919	$12,801

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Three Months Ended March 31, 2024 and 2023
(amounts in thousands, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2023	72,463	$1,808,401	$1,807	$(774,503)	$1,035,705	$7,986
Net income (loss)	—	—	—	5,336	5,336	(28)
Other comprehensive income (loss), net of tax	—	—	(4,049)	—	(4,049)	—
Dividend on common stock ($0.22 per share)	—	—	—	(16,188)	(16,188)	—
Distributions to noncontrolling interest	—	—	—	—	—	(345)
Share-based compensation	—	1,576	—	—	1,576	—
Shares issued (repurchased), net	130	(2,367)	—	(9)	(2,376)	—
Balance, March 31, 2023	72,593	$1,807,610	$(2,242)	$(785,364)	$1,020,004	$7,613

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2024	72,448	$1,809,095	$3,250	$(809,334)	$1,003,011	$—
Net income (loss)	—	—	—	19,982	19,982	—
Other comprehensive income (loss), net of tax	—	—	729	—	729	—
Dividend on common stock ($0.2225 per share)	—	—	—	(16,190)	(16,190)	—
Share-based compensation	—	1,126	—	—	1,126	—
Shares issued (repurchased), net	144	(2,212)	—	(120)	(2,332)	—
Balance, March 31, 2024	72,592	$1,808,009	$3,979	$(805,662)	$1,006,326	$—
See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. The Company operates in two segments: Commercial Real Estate ("CRE") and Land Operations. As of March 31, 2024, the Company's commercial real estate portfolio resides entirely in Hawai‘i and consists of 22 retail centers, 13 industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area ("GLA"), as well as 142.0 acres of commercial land, of which substantially all is leased pursuant to urban ground leases. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Basis of Presentation: The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interest for each of the three years ended December 31, 2023, 2022, and 2021, respectively, and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission ("SEC").
Reclassifications: Certain amounts presented in the prior year have been reclassified to conform to the current year presentation (e.g., captions previously presented in the prior years that, in the currently presented periods, are less than five percent of total assets or total liabilities were combined in the current year condensed consolidated balance sheets). Operating lease right-of-use assets, which was previously reported separately on the condensed consolidated balance sheets, is now presented in Prepaid expenses and other assets for all periods presented. Operating lease liabilities and Liabilities associated with assets held for sale, which were previously reported separately on the condensed consolidated balance sheets, are now presented in Accrued and other liabilities for all periods presented.
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest thousand. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
2.    Significant Accounting Policies
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2023 Form 10-K. Changes to the Company's significant accounting policies are included herein.

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

Interest and other income (expense), net
Interest and other income (expense), net for the three months ended March 31, 2024 and 2023, included the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$231	$90
Post-retirement benefit (expense)	(107)	(176)
Gain (loss) on fair value adjustments related to interest rate swaps	3,675	—
Financing charges	(2,350)	—
Other income (expense), net	(182)	6
Interest and other income (expense), net	$1,267	$(80)
3.    Investments in Affiliates
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.

Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three months ended March 31, 2024 and 2023, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$39,370	$37,935
Operating costs and expenses	35,399	34,434
Gross Profit (Loss)	$3,971	$3,501
Income (Loss) from Continuing Operations[1]	$(700)	$(1,291)
Net Income (Loss)[1]	$(700)	$(1,291)

[1] Includes earnings from equity method investments held by the investee.
During the three months ended March 31, 2024 and 2023, Income (loss) related to joint ventures was $0.7 million and $0.4 million, respectively, and return on investment operating cash distributions was $0.7 million and zero, respectively.
4.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of March 31, 2024 and December 31, 2023, (in thousands):

		Fair Value Measurements at
		March 31, 2024
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$5,829	$—	$5,829	$—

		Fair Value Measurements at
		December 31, 2023
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$4,142	$—	$4,142	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(2,718)	$—	$(2,718)	$—
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

Non-Recurring Fair Value
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment is discussed in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2023 Form 10-K.
Impairment of Assets Held for Sale, net: As of March 31, 2024 and December 31, 2023, one CRE improved property met the criteria for classification as held for sale and accordingly, was measured at its fair value less costs to sell, resulting in an impairment charge of $2.2 million recorded during the year ended December 31, 2023. During the three months ended March 31, 2024, the Company recorded no additional fair value adjustment related to assets and liabilities held for sale. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they are determined using significant unobservable inputs such as management assumptions about expected sales proceeds from third parties.
The following table presents the fair value hierarchy and quantitative information about the significant unobservable inputs used to determine the fair value of long-lived assets held and used and assets held for sale, net for which a nonrecurring fair value adjustment was recorded (in thousands):

	Fair Value Measurements at					Quantitative Information about
	December 31, 2023					Level 3 Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Valuation Technique/ Unobservable Inputs	Weighted Average Discount Rate
Assets held for sale, net[1,2]	$14,209	$—	$—	$14,209	$(2,183)	Contract value	N/A

Total	$14,209	$—	$—	$14,209	$(2,183)

[1] Assets or liabilities are presented in Assets held for sale or Accrued and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. Impairment loss was recorded during year ended December 31, 2023, in Impairment of assets in the Consolidated Statements of Operations.

[2] Assets held for sale of $14.0 million, net, excluding estimated selling costs of $0.3 million.
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
The fair value of the Company's notes receivable approximated the carrying amount of $11.4 million and $20.8 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.
At March 31, 2024, the carrying amount of the Company's notes payable and other debt was $457.6 million and the corresponding fair value was $448.1 million. At December 31, 2023, the carrying amount of the Company's notes payable and other debt was $464.0 million and the corresponding fair value was $452.5 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.

5.    Notes Payable and Other Debt
As of March 31, 2024 and December 31, 2023, notes payable and other debt consisted of the following (dollars in thousands):

	Interest Rate (%)	Maturity Date		Principal Outstanding
				March 31, 2024	December 31, 2023
Secured:
Laulani Village	3.93%	2024		$57,517	$57,798
Pearl Highlands	4.15%	2024		74,570	75,137
Photovoltaic Financing	(1)	(1)		4,000	4,073
Manoa Marketplace	(2)	2029		52,254	52,705
Subtotal				$188,341	$189,713
Unsecured:
Series A Note	5.53%	2024		$7,125	$7,125
Series J Note	4.66%	2025		10,000	10,000
Series B Note	5.55%	2026		18,000	27,000
Series C Note	5.56%	2026		9,000	9,000
Series F Note	4.35%	2026		9,625	9,650
Series H Note	4.04%	2026		50,000	50,000
Series K Note	4.81%	2027		34,500	34,500
Series G Note	3.88%	2027		17,125	22,125
Series L Note	4.89%	2028		18,000	18,000
Series I Note	4.16%	2028		25,000	25,000
Term Loan 5	4.30%	2029		25,000	25,000
Subtotal				$223,375	$237,400
Revolving Credit Facilities:
A&B Revolver	(3)	2025	(4)	46,000	37,000
Total debt (contractual)				$457,716	$464,113
Unamortized debt premium (discount)				$91	$—
Unamortized debt issuance costs				(233)	(149)
Total debt (carrying value)				$457,574	$463,964

(1) Financing leases have a weighted average discount rate of 4.75% and maturity dates ranging from 2027 to 2028.
(2) Loan has a stated interest rate of SOFR plus 1.35%. Loan is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of SOFR plus 1.05% based on a pricing grid, plus a SOFR adjustment of 0.10%.
(4) A&B Revolver has two six-month optional term extensions.
6.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate interest debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.

Cash Flow Hedges of Interest Rate Risk
As of March 31, 2024, the Company had three interest rate swap agreements, all three of which were designated as cash flow hedges. The key terms are as follows (dollars in thousands):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	March 31, 2024	March 31, 2024	December 31, 2023
Interest Rate Swap Agreements
4/7/2016	8/1/2029	3.14%	$52,254	$4,902	$4,142
Forward Interest Rate Swap Agreements
5/1/2024	12/9/2031	4.88%	$57,000	$584	$(1,144)
12/9/2024	12/9/2031	4.83%	$73,000	$343	$(1,574)
The asset related to the interest rate swap and forward interest rate swaps as of March 31, 2024, is presented within Prepaid expenses and other assets in the condensed consolidated balance sheets. The asset related to the interest rate swap and liability related to the forward interest rate swaps as of December 31, 2023, are presented within Prepaid expenses and other assets and Accrued and other liabilities, respectively, in the condensed consolidated balance sheets. Changes in fair value of designated cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt. Changes in fair value of undesignated cash flow hedges, including de-designated hedges, are recorded in Interest and other income (expense), net.
In 2022, the Company entered into two forward starting interest rate swap agreements with notional amounts of $57.0 million and $73.0 million in order to hedge interest rate fluctuations related to $130.0 million of future financing aligned with the effective and maturity dates listed. The Company designated the hedging relationships of these two forward interest swap agreements as cash flow hedges at their inception. In December 2023, the Company de-designated the forward interest swap agreements as it was determined that underlying cash flows related to the designated hedging relationships were no longer probable of occurring. As a result, for the year ended December 31, 2023, the Company reclassified from Accumulated other comprehensive income (loss) and recognized in Interest and other income (expense), net a $2.7 million loss related to the fair value adjustment of the de-designated hedging relationships. Subsequent changes in fair value of the forward interest rate swaps were recorded in earnings until, on February 29, 2024, the Company re-designated the hedging relationships of both forward interest rate swaps in anticipation of future financing. The Company recorded a gain on forward interest rate swap valuation adjustment of $3.7 million during the three months ended March 31, 2024, that occurred prior to the date of re-designation.
Statement of Comprehensive Income (Loss) Derivative Instruments Impact
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statements of comprehensive income (loss) during the three months ended March 31, 2024 and 2023, (in thousands):

	Three Months Ended March 31,
	2024	2023
Information regarding derivatives designated as hedging instruments
Amount of gain (loss) recognized in OCI on derivatives	$1,202	$(3,702)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(473)	$(347)

As of March 31, 2024, the Company expects to reclassify $2.8 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.
7.    Commitments and Contingencies
Commitments and other financial arrangements
Bonds related to the Company's real estate activities totaled $18.7 million as of March 31, 2024, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.

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
Also on remand, the Carmichael Plaintiffs sought and were granted leave to file an amended complaint asserting a claim for unjust enrichment against A&B/EMI. The plaintiffs assert that they had a superior right to the water diverted by EMI from at least 2015 until September 2021 when BLNR accepted the final environmental impact statement for the long-term water lease, and EMI lacked the authority to divert water during that time period. In December 2023, the Carmichael Plaintiffs filed their amended complaint.

In the companion case brought by Na Moku Aupuni O Ko‘olau Hui challenging the BLNR’s decision to continue the revocable permits for calendar year 2016, Na Moku filed a motion asking for a decision on appeal and requesting that the Circuit Court limit the current diversion of water pursuant to the revocable permits and order the BLNR to allow Na Moku to intervene in the contested case hearing ordered by the Circuit Court in the Sierra Club litigation addressed below. On January 2, 2024, the Circuit Court entered its order granting Na Moku’s request to invalidate the BLNR’s decision reaffirming the holdover status of the revocable permits for calendar year 2016 and denying Na Moku’s request to (1) impose a cap on the current amount of water diverted pursuant to the revocable permits, (2) order the BLNR to allow Na Moku to intervene in Sierra Club’s contested case hearing; and (3) declare that A&B/EMI had no legal authority to divert water pursuant to then-valid revocable permits. In January 2024, the circuit court entered final judgment in this case.
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, the Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against the BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. On February 17, 2022, the Sierra Club filed its notice of appeal challenging the decision on the August 2020 trial. The court separately considered a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny it a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. In that case, on May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated, ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits would be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 to address the continuation of the revocable permits for both calendar years 2021 and 2022 and the BLNR issued a decision on June 30, 2022. On December 27, 2021, while the BLNR’s decision in the contested case hearing was pending, the court further modified its ruling to allow the permits to remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court. On April 26, 2022, the court orally granted an extension of the May 1, 2022 deadline to the earlier of June 15, 2022, or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or as may be further ordered by the court. On June 1, 2022, the court granted an extension of the June 15, 2022 deadline to the earlier of July 15, 2022 or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022 or as may be further ordered by the court. On June 30, 2022, the BLNR issued its final decision on the contested case hearing on the permits for calendar years 2021 and 2022, approving the continuation of the permits through the end of calendar year 2022. The Company and the BLNR appealed the court’s determination that the Sierra Club was entitled to a contested case hearing on the 2021 revocable permits. At the request of Sierra Club, the Intermediate Court of Appeals held oral argument on the matter on December 13, 2023. On April 12, 2024, the ICA issued its opinion holding that Sierra Club was not entitled to a contested case hearing, the circuit court erred by modifying the permits, and Sierra Club was not entitled to attorneys’ fees and costs. In July 2022, the Sierra Club filed a separate appeal challenging the BLNR’s June 30, 2022 decision on the contested case hearing on the permits for calendar years 2021 and 2022. On March 31, 2023, the court entered its decision on appeal, dismissing the appeal as moot. On January 29, 2024, the court entered final judgment in this case. On February 8, 2024, the Sierra Club filed a notice of appeal with the Hawaii Intermediate Court of Appeals.
On November 10, 2022, the BLNR voted to continue the revocable permits for calendar year 2023 and, at that same meeting, denied the Sierra Club’s oral request for a contested case hearing. The Sierra Club subsequently submitted a written request to the BLNR for a contested case hearing on the continuation of the revocable permits, which the BLNR denied on December 9, 2022. On November 29, 2022, the Sierra Club filed an appeal of the BLNR’s decisions to deny its oral request for a contested case hearing and to continue the revocable permits for 2023 and on December 15, 2022, the Sierra Club amended its appeal to also challenge the BLNR’s denial of its written request for a contested case hearing. On June 16, 2023, the Circuit Court entered its Decision on Appeal; and Interim Modification of Permits Pursuant to HRS 91-14(g) in which the court concluded that the Sierra Club was again entitled to a contested case hearing on the continuation of the revocable permits for calendar year 2023. The court also modified the BLNR’s decision to continue the revocable permits by reducing the cap to 31.50 million gallons per day. A&B/EMI filed motions to increase the modified cap and for leave to take an immediate appeal. On August 11, 2023, the court entered its order denying A&B/EMI’s motion for leave to take an immediate appeal. On September 8, 2023, the court entered its ruling denying without prejudice A&B/EMI’s motion to increase the modified cap. On August 17, 2023, Sierra Club filed its First Motion to Modify Permits, asking the court to impose conditions on the revocable permits requiring A&B/EMI to determine the water needs of the County of Maui Fire Department and to line one reservoir, which the court granted in part, ordering the parties to meet with the County of Maui Fire Department to discuss the Department’s water needs. In January 2024, the court entered final judgment in this case. In February 2024, A&B/EMI and BLNR filed separate notices of appeal with the Hawaii Intermediate Court of Appeals.
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

8.    Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 9 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three months ended March 31, 2024 and 2023, was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Commercial Real Estate	$48,888	$47,870
Land Operations:
Development sales revenue	2,455	—
Unimproved/other property sales revenue	9,625	850
Other operating revenue	234	1,670
Land Operations	12,314	2,520
Total revenues	$61,202	$50,390

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$6,218	$7,421
Allowances (credit losses and doubtful accounts)	(2,503)	(2,888)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$3,715	$4,533

Variable consideration[1]	$62,000	$62,000
Prepaid rent	7,067	4,985
Other deferred revenue	3,393	3,368
Deferred revenue	$72,460	$70,353

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three months ended March 31, 2024, the Company did not recognize any revenue related to the Company's variable consideration and other deferred revenue reported as of December 31, 2023.

9.    Leases - The Company as a Lessor
The Company leases real estate property to tenants under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
The historical cost of, and accumulated depreciation on, leased property as of March 31, 2024, and December 31, 2023, were as follows (in thousands):

	March 31, 2024	December 31, 2023
Leased property - real estate	$1,610,830	$1,607,919
Less: accumulated depreciation	(236,004)	(228,714)
Property under operating leases - net[1]	$1,374,826	$1,379,205
[1]Property under operating leases as of March 31, 2024, and December 31, 2023, includes leased property included in Assets held for sale.
Total rental income (i.e., revenue) under these operating leases during the three months ended March 31, 2024 and 2023, relating to lease payments and variable lease payments were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease payments	$33,612	$33,094
Variable lease payments	15,649	15,644
Revenues deemed uncollectible, net	(216)	(724)
Total rental income	$49,045	$48,014
Contractual future lease payments to be received on non-cancelable operating leases as of March 31, 2024, were as follows (in thousands):

March 31, 2024
2024	97,815
2025	120,052
2026	106,642
2027	94,345
2028	79,135
2029	62,174
Thereafter	509,979
Total future lease payments to be received	$1,070,142
10.    Leases - The Company as a Lessee
There have been no material changes from the Company's leasing activities as a lessee described in Note 13 to the consolidated financial statements included in Item 8 of the Company's 2023 Form 10-K. The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three months ended March 31, 2024 and 2023, (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$477	$596
Finance lease cost:
Amortization of right-of-use assets	71	35
Interest on lease liabilities	48	14
Total lease cost - operating and finance leases	$596	$645

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
During the three months ended March 31, 2024, the Company granted approximately 310,100 of restricted stock unit awards with a weighted average grant date fair value of $17.91. During the three months ended March 31, 2023, the Company granted approximately 310,200 of restricted stock unit awards with a weighted average grant date fair value of $22.36.
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

	2024 Grants	2023 Grants
Volatility of A&B common stock	27.4%	49.1%
Average volatility of peer companies	29.9%	48.2%
Risk-free interest rate	4.0%	3.8%
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Share-based expense:
Time-based and market-based restricted stock units	$1,126	$1,576
12.    Income Taxes
The Company has been organized and operates in a manner that enables it to qualify, and management believes it will continue to qualify, as a REIT for federal income tax purposes.

As of March 31, 2024, tax years 2020 and later are open to audit by the tax authorities. Management believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
13.    Earnings Per Share ("EPS")
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

The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in thousands):

	Three Months Ended March 31,
	2024	2023
Income (loss) from continuing operations	$20,238	$9,506
Distributions and allocations to participating securities	(8)	(30)
Income (loss) from continuing operations available to A&B shareholders	20,230	9,476
Income (loss) from discontinued operations	(256)	(4,198)
Exclude: Loss (income) attributable to discontinued noncontrolling interest	—	28
Net income (loss) available to A&B common shareholders	$19,974	$5,306
The number of shares used to compute basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Denominator for basic EPS - weighted average shares outstanding	72,545	72,549
Effect of dilutive securities:
Restricted stock unit awards	121	80
Denominator for diluted EPS - weighted average shares outstanding	72,666	72,629

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Number of anti-dilutive securities	100	38

14.    Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2024, other comprehensive income (loss) principally includes unrealized interest rate hedging gains and losses and associated reclassification adjustments to interest expense. The components of Accumulated other comprehensive income (loss), net of taxes, were as follows as of March 31, 2024, and December 31, 2023, (in thousands):

	March 31, 2024	December 31, 2023
Post-retirement plans	$(133)	$(150)
Non-qualified benefit plans	(48)	(31)
Interest rate swap	4,160	3,431
Accumulated other comprehensive income (loss)	$3,979	$3,250

The changes in Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024, were as follows (in thousands, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2024	$(181)	$3,431	$3,250
Other comprehensive income (loss) before reclassifications, net of taxes of $0	—	1,202	1,202
Amounts reclassified from accumulated other comprehensive income (loss)[1]	—	(473)	(473)
Other comprehensive income (loss), net of taxes	—	729	729
Balance, March 31, 2024	$(181)	$4,160	$3,979
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

15.    Segment Results
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
Reportable segment information for the three months ended March 31, 2024 and 2023, is summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating Revenue:
Commercial Real Estate	$48,888	$47,870
Land Operations	12,314	2,520
Total operating revenue	61,202	50,390
Operating Profit (Loss):
Commercial Real Estate[1]	21,981	20,877
Land Operations	7,931	(92)
Total operating profit (loss)	29,912	20,785
Interest expense	(5,510)	(5,041)
Corporate and other expense	(4,164)	(6,233)
Income (Loss) from Continuing Operations Before Income Taxes	$20,238	$9,511

[1] Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Land Operations segment that is eliminated in the consolidated results of operations.

16.    Held for Sale and Discontinued Operations
In November 2023, the Company entered into a disposition agreement with an unrelated third party for the sale of Waipouli Town Center, a retail property within the Commercial Real Estate segment. The transaction is structured to qualify under section §1031 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to allow time for the Company to identify suitable replacement property, the Company has up to one year from the agreement execution date to close the transaction, at its option. The Company determined that the property met the criteria to be classified as held for sale as of the agreement execution date of November 15, 2023, but would not be considered discontinued operations as it neither represents a strategic shift, nor will it have a material impact on the Company's operations and financial results. Assets associated with Waipouli Town Center are presented in the Condensed Consolidated Balance Sheets as Assets held for sale as of March 31, 2024, and December 31, 2023. Liabilities associated with assets held for sale are presented in Accrued and other liabilities, as of March 31, 2024, and December 31, 2023.

Income (loss) from discontinued operations for the three months ended March 31, 2023, primarily relates to Grace Pacific and the Company-owned quarry land on Maui (collectively, the “Grace Disposal Group”), which was sold in November 2023. Income (loss) from discontinued operations for the three months ended March 31, 2024, relates to the Company's former sugar operations.
The following table summarizes income (loss) from discontinued operations included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (in thousands):

	Three Months Ended March 31,
	2024	2023

Revenue	$—	$36,849
Cost of sales[1]	149	(37,429)
Selling, general and administrative	(405)	(3,583)
Gain (loss) on disposal of non-core assets, net	—	(24)
Operating income (loss) from discontinued operations[1]	(256)	(4,187)
Income (loss) related to joint ventures	—	(79)
Interest and other income (expense), net	—	264
Interest expense	—	(196)
Income (loss) from discontinued operations before income taxes[1]	(256)	(4,198)
Income tax benefit (expense) attributable to discontinued operations	—	—
Income (loss) from discontinued operations[1]	(256)	(4,198)
Loss (income) attributable to discontinued noncontrolling interest	—	28
Income (loss) from discontinued operations attributable to A&B Shareholders[1]	$(256)	$(4,170)
[1]For both of the three month periods ended March 31, 2024 and March 31, 2023, the Company recognized $0.1 million in income due to the favorable resolution of liabilities related to the Company’s former sugar operations.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (in thousands):

	March 31, 2024	December 31, 2023

Real estate investments
Real estate property	$17,556	$17,556
Accumulated depreciation	(1,817)	(1,817)
Real estate property, net	15,739	15,739
Real estate intangible assets, net	307	307
Real estate investments, net	16,046	16,046
Prepaid expenses and other assets	141	121
Less: Impairment recognized on classification as held for sale	(2,183)	(2,183)
Total Assets held for sale	$14,004	$13,984

Accrued and other liabilities	55	55
Total Liabilities associated with assets held for sale[1]	$55	$55
[1]Liabilities associated with assets held for sale is presented in Accrued and other liabilities on the Condensed Consolidated Balance Sheets for all periods presented.
During the three months ended March 31, 2024, the Company recorded no additional fair value adjustment related to assets and liabilities held for sale.
Related Party Transactions within Discontinued Operations and Held for Sale: Related to the Grace Disposal Group, the Company entered into contracts in the ordinary course of business, as a supplier, with affiliate entities that required accounting under the equity method due to the Company's financial interests in such entities and also with affiliate parties that are members in entities in which the Company also was a member and held a controlling financial interest. For the three months ended March 31, 2023, during which such relationships existed, revenues earned and expenses recognized from transactions with affiliates were $3.9 million and $1.4 million, respectively. Due to the sale of the Grace Disposal Group in November 2023, these relationships no longer exist and consequently, for the three months ended March 31, 2024, there were no revenues earned or expenses recognized from transactions with such affiliates.

17.    Subsequent Events

On April 15, 2024, the Company entered into an agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates ("Prudential") for an unsecured note purchase and private shelf facility that enables the Company to issue notes in an aggregate amount up to $300.0 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement for a period of three years from execution of the agreement. In addition, on April 15, 2024, the Company issued a $60.0 million note (the "Series M Note") under its Prudential Agreement. The Series M Note has a coupon rate of 6.09%, paid semiannually, and matures in full on April 15, 2032.

On April 23, 2024, the Company's Board of Directors declared a cash dividend of $0.2225 per share on outstanding common stock, payable on July 8, 2024, to shareholders of record as of the close of business on June 14, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. ("A&B" or the "Company") and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2023, ("2023 Form 10-K") filed with the U.S. Securities and Exchange Commission ("SEC").
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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three months ended March 31, 2024, as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three months ended March 31, 2024, as compared to the corresponding period of the preceding fiscal year.
•Use of Non-GAAP Financial Measures: This section provides a discussion of the Company's non-GAAP financial measures included in this report and presents quantitative reconciliations between the non-GAAP financial measures and the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP. It also describes why management believes that presentation of the non-GAAP financial measure provides useful information to investors regarding the Company's financial condition and results of operations and, to the extent material, describes additional purposes for which the Company uses the non-GAAP financial measures.
•Liquidity and Capital Resources: This section provides a discussion of any material changes in the Company's liquidity, financial condition and cash flows, including a discussion of any material changes in the Company's ability to fund its future commitments and ongoing operating activities in the short-term (i.e., over the next twelve months from the most recent fiscal period end) and in the long-term (i.e., beyond the next twelve months) through internal and external sources of capital, as compared to the end of preceding fiscal year ended December 31, 2023. It includes an evaluation of the amounts and certainty of cash flows from operations and from outside sources.

•Other Matters: This section identifies and summarizes other matters to be discussed in Item 2 of this report including any changes in the significant judgments or critical accounting estimates on the part of management in preparing the Company's consolidated financial statements that may materially impact the Company's reported results of operations and financial condition from the end of the preceding fiscal year ended December 31, 2023, the potential impact of recently issued accounting pronouncements and other miscellaneous matters as needed.
Amounts in the MD&A are rounded to the nearest thousand. Accordingly, a recalculation of totals and percentages, if based on the reported data, may be slightly different.
Business Overview
Reportable segments
The Company operates two segments: Commercial Real Estate and Land Operations. A description of each of the Company's reporting segments is as follows:
•Commercial Real Estate ("CRE") - This segment functions as a vertically integrated real estate investment company with core competencies in property management and in-house leasing (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships); investments and acquisitions (i.e., identifying opportunities and acquiring properties); and construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties). The Company's preferred asset classes include improved properties in retail and industrial spaces, and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i communities. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create special places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating, and leasing real estate assets.
•Land Operations - This segment includes the Company's legacy landholdings, assets, and liabilities that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and land sales, and joint venture activity.
Simplification strategy
As a REIT focused on Hawai‘i commercial real estate, the Company has pursued the monetization and disposition of legacy, non-core assets and landholdings in order to simplify its business and allocate its capital resources to commercial real estate. In November 2023, the Company completed the sale of its interests in Grace Pacific, a materials and construction company, and Company-owned quarry land on Maui (collectively, the "Grace Disposal Group"), marking the last major step in the Company's simplification efforts that began in 2016. The financial results associated with the Grace Disposal Group are classified as discontinued operations in the consolidated statements of operations and cash flows for the three months ended March 31, 2023. Related to the Land Operations segment, during the three months ended March 31, 2024, the Company completed the sale of approximately 330 acres of land holdings on Maui and Kauai for $9.6 million.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Financial results - First quarter of 2024 compared with 2023

(amounts in thousands, except percentage and per share data; unaudited)	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$	%
Operating revenue	$61,202	$50,390	$10,812	21.5%
Cost of operations	(30,203)	(28,534)	(1,669)	(5.8)%
Selling, general and administrative	(7,239)	(8,729)	1,490	17.1%
Gain (loss) on disposal of non-core assets, net	23	1,117	(1,094)	(97.9)%
Operating income (loss)	23,783	14,244	9,539	67.0%
Income (loss) related to joint ventures	698	388	310	79.9%
Interest and other income (expense), net	1,267	(80)	1,347	NM
Interest expense	(5,510)	(5,041)	(469)	(9.3)%
Income tax benefit (expense)	—	(5)	5	100.0%
Income (loss) from continuing operations	20,238	9,506	10,732	112.9%
Income (loss) from discontinued operations (net of income taxes)	(256)	(4,198)	3,942	93.9%
Net income (loss)	19,982	5,308	14,674	3X
(Income) loss attributable to discontinued noncontrolling interest	—	28	(28)	(100.0)%
Net income (loss) attributable to A&B	$19,982	$5,336	$14,646	3X

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.28	$0.13	$0.15	115.4%
Basic earnings (loss) per share - discontinued operations	—	(0.06)	0.06	100.0%
	$0.28	$0.07	$0.21	3X
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.28	$0.13	$0.15	115.4%
Diluted earnings (loss) per share - discontinued operations	—	(0.06)	0.06	100.0%
	$0.28	$0.07	$0.21	3X

Continuing operations available to A&B common shareholders	$20,230	$9,476	$10,754	113.5%
Discontinued operations available to A&B common shareholders	(256)	(4,170)	3,914	93.9%
Net income (loss) available to A&B common shareholders	$19,974	$5,306	$14,668	3X

Funds From Operations ("FFO")[1]	$29,205	$18,568	$10,637	57.3%
Adjusted FFO[1]	$25,530	$16,012	$9,518	59.4%

FFO per diluted share	$0.40	$0.26	$0.14	53.8%
Weighted average diluted shares outstanding (FFO/Adjusted FFO)[2]	72,666	72,629

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 30.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Adjusted FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue during the first quarter ended March 31, 2024, increased 21.5%, or $10.8 million, to $61.2 million, due primarily to higher revenues from the Land Operations segment's unimproved and other land sales, as well as the sale of two development parcels at Maui Business Park in the first quarter of 2024.

Cost of operations during the first quarter ended March 31, 2024, increased 5.8%, or $1.7 million, to $30.2 million, due primarily to the Land Operations segment's higher cost of sales associated with unimproved and other land sales and Maui Business Park development parcel sales.
Selling, general and administrative during the first quarter ended March 31, 2024, decreased 17.1%, or $1.5 million, to $7.2 million, due primarily to lower personnel-related expenses.
Gain (loss) on disposal of non-core assets, net of $1.1 million during the first quarter ended March 31, 2023, was due primarily to the sale of the Company's ownership interest in a legacy trucking and storage business on Maui in 2023.
Income (loss) related to joint ventures during the first quarter ended March 31, 2024, increased 79.9%, or $0.3 million, to $0.7 million due primarily to higher earnings from the Company's unconsolidated investment in a materials company.
Interest and other income (expense), net of $1.3 million for three months ended March 31, 2024, was due primarily to a gain on the fair value adjustment for two forward interest rate swaps, partially offset by a one-time financing charge.
Interest expense during the first quarter ended March 31, 2024, increased 9.3%, or $0.5 million, to $5.5 million due to higher borrowings and higher interest rate on variable rate debt.
Loss from discontinued operations (net of income taxes) during the first quarter ended March 31, 2024, of $0.3 million relates to cessation expenses for the Company's former sugar operations which primarily relates to resolution of cessation-related liabilities. Loss from discontinued operations (net of income taxes) during the first quarter ended March 31, 2023, of $4.2 million primarily relates to operations of the Grace Disposal Group, which was sold in November 2023.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - First quarter of 2024 compared with 2023
Results of operations for the first quarter ended March 31, 2024 and 2023, were as follows:

(amounts in thousands, except percentage data and acres; unaudited)	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$	%
Commercial Real Estate operating revenue	$48,888	$47,870	$1,018	2.1%
Commercial Real Estate operating costs and expenses	(25,416)	(24,948)	(468)	(1.9)%
Selling, general and administrative	(1,556)	(2,066)	510	24.7%
Intersegment operating revenue, net[1]	6	23	(17)	(73.9)%
Interest and other income (expense), net	59	(2)	61	NM
Commercial Real Estate operating profit (loss)	$21,981	$20,877	$1,104	5.3%

Net Operating Income ("NOI")[2]	$31,764	$30,427	$1,337	4.4%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$31,547	$30,313	$1,234	4.1%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3,932	3,905	27	1%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 30.
Commercial Real Estate operating revenue increased 2.1% or $1.0 million, to $48.9 million for the first quarter ended March 31, 2024, as compared to the first quarter ended March 31, 2023. Operating profit increased 5.3%, or $1.1 million, to $22.0 million for the first quarter ended March 31, 2024, as compared to the first quarter ended March 31, 2023. The increase in operating revenue and operating profit from the prior year period was due primarily to higher rental revenue and lower net bad debt expense.
Commercial Real Estate portfolio additions, transfers, and dispositions
During the three months ended March 31, 2024, the Company had no additions, transfers, or dispositions of commercial real estate properties.
Leasing activity
During the first quarter ended March 31, 2024, the Company signed 12 new leases and 32 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 212,000 square feet of GLA. The 12 new leases consist of 27,800 square feet with an average annual base rent of $27.10 per-square-foot. Of the 12 new leases, 8 leases with a total GLA of 21,200 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 8 leases, resulted in an 11.8% average base rent increase over comparable expiring leases. The 32 renewal leases consist of 184,200 square feet with an average annual base rent of $24.69 per square foot. Of the 32 renewal leases, 26 leases with a total GLA of 103,200 square feet were considered comparable and resulted in an 7.2% average base rent increase over comparable expiring leases. The Company signed no new ground lease renewals during the first quarter ended March 31, 2024.
Leasing activity summarized by asset class for the three months ended March 31, 2024, were as follows:

	Three Months Ended March 31, 2024
	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]
Retail	33	74,912	$41.82	9.1%
Industrial	11	137,088	$15.82	4.6%
Office	—	—	N/A	N/A
Subtotal - Improved properties	44	212,000	$25.01	7.8%
Ground	—	N/A1	N/A	N/A
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
[4] Current ABR, in millions, is presented for ground leases

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

	As of	As of	Basis Points
	March 31, 2024	March 31, 2023
Leased Occupancy	94.0%	93.9%	10
Physical Occupancy	93.5%	93.3%	20
Economic Occupancy	92.3%	92.4%	(10)

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of March 31, 2024 and 2023, were as follows:

Leased Occupancy
	As of	As of	Basis Points
	March 31, 2024	March 31, 2023
Retail	93.2%	93.6%	(40)
Industrial	96.8%	95.2%	160
Office	83.9%	87.1%	(320)
Total Leased Occupancy	94.0%	93.9%	10

Economic Occupancy
	As of	As of	Basis Point Change
	March 31, 2024	March 31, 2023
Retail	91.2%	91.7%	(50)
Industrial	95.7%	94.6%	110
Office	83.3%	86.5%	(320)
Total Economic Occupancy	92.3%	92.4%	(10)

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	March 31, 2024	March 31, 2023
Retail	94.4%	94.9%	(50)
Industrial	96.8%	95.2%	160
Office	87.4%	91.0%	(360)
Total Same-Store Leased Occupancy	95.0%	94.8%	20

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	March 31, 2024	March 31, 2023
Retail	92.4%	93.0%	(60)
Industrial	95.6%	94.6%	100
Office	86.7%	90.3%	(360)
Total Same-Store Economic Occupancy	93.3%	93.4%	(10)
Land Operations
Trends, events and uncertainties
The asset class mix of Land Operations segment real estate sales in any given period can be diverse and may include developable subdivision lots, undeveloped land, or property sold under threat of condemnation. Further, the timing of property or parcel sales can significantly affect operating results in a given period.
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

Financial results - First quarter of 2024 compared with 2023
Results of operations for the first quarter ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
(amounts in thousands; unaudited)	2024	2023
Development sales revenue	$2,455	$—
Unimproved/other property sales revenue	9,625	850
Other operating revenue[1]	234	1,670
Total Land Operations operating revenue	12,314	2,520
Land Operations operating costs and expenses	(4,787)	(3,586)
Selling, general and administrative	(320)	(472)
Gain (loss) on disposal of assets, net	23	1,117
Intersegment operating charges, net[2]	(12)	(41)
Earnings (loss) from joint ventures	698	388
Interest and other income (expense), net	15	(18)
Total Land Operations operating profit (loss)	$7,931	$(92)

[1] Other operating revenue includes revenue related to licensing and leasing of non-core legacy agricultural lands during the three months ended March 31, 2024 and 2023. Other revenue also includes trucking and storage operations during the three months ended March 31, 2023.

[2] Intersegment operating charges for Land Operations are primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
First quarter of 2024: Land Operations revenue of $12.3 million during the first quarter ended March 31, 2024, was primarily related to unimproved and other land sales on the islands of Maui and Kauai, as well as sales of two development parcels at Maui Business Park.
Land Operations operating profit of $7.9 million during the first quarter ended March 31, 2024, was composed of the margins from unimproved and other and development land sales and equity in earnings primarily from the Company's unconsolidated investment in a materials company.
First quarter of 2023: Operating revenue of $2.5 million primarily consisted of revenue related to the Company's legacy business activities in the Land Operations segment (primarily trucking and storage services and licensing and leasing of non-core legacy land), as well as the sale of an unimproved land parcel on the island of Kauai.
Land Operations operating loss of $0.1 million during the first quarter ended March 31, 2023, was composed of the margins resulting from the real estate sale and legacy business activities noted above, the gain on disposal of the Company's ownership interest in a legacy trucking and storage business on Maui, and equity in earnings primarily from the Company's unconsolidated investment in a materials company, offset by the carrying costs of landholdings.
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

Funds from Operations and Adjusted Funds From Operations

Funds from operations (“FFO”) is a widely used supplemental non-GAAP financial measure of REITs' operating performance. FFO is computed in accordance with standards established by the National Association of Real Estate Investment Trusts (“Nareit”) and is calculated as follows: net income (loss) available to A&B common shareholders (calculated in accordance with GAAP), excluding (1) depreciation and amortization related to real estate, (2) gains and losses from the sale of certain real estate assets, (3) gains and losses from change in control, (4) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and (5) income (loss) from discontinued operations related to legacy business operations.

Management believes that FFO serves as a supplemental measure to net income calculated in accordance with GAAP for comparing its performance and operations to those of other REITs because it excludes items included in net income that do not relate to or are not indicative of the Company’s operating and financial performance, such as depreciation and amortization related to real estate, which assumes that the value of real estate assets diminishes predictably over time instead of fluctuating with market conditions, and items that can make periodic or peer analysis more difficult, such as gains and losses from the sale of CRE properties, impairment losses related to CRE properties, and income (loss) from discontinued operations. Management believes that FFO more accurately provides an investor an indication of our ability to incur and service debt, make capital expenditures and fund other needs.
The Company has been executing a simplification strategy to focus on the growth and expansion of its commercial real estate portfolio in Hawai‘i by monetizing its legacy assets and operations. The sale of Grace Pacific, LLC and the Company-owned quarry land on Maui in 2023 marked the culmination of the Company’s simplification strategy. Although the Company has some remaining legacy assets that will continue to be monetized, investors and analysts now view the Company as a pure-play REIT. In order to enhance comparability to other REITs, the Company will provide an additional performance metric, Adjusted FFO, to further adjust FFO to exclude the effects of certain items not related to ongoing property operations. Management believes Adjusted FFO is a widely recognized measure of the property operations of REITs and may be more useful than FFO in evaluating the operating performance of the Company’s properties over the long term, as well as enabling investors and analysts to assess performance in comparison to other real estate companies

Adjusted FFO is an additional supplemental non-GAAP measure of REITs' operating performance. It is calculated by adjusting FFO to exclude share-based compensation, straight-line lease revenue and other non-cash adjustments, such as amortization of market lease adjustments, debt premium or discount and deferred financing cost amortization, maintenance capital expenditures, leasing commissions, and other non-comparable and non-operating items, including certain gains, losses, income, and expenses related to the Company’s legacy business operations and assets.
FFO and Adjusted FFO do not represent alternatives to net income calculated in accordance with GAAP and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. In addition, FFO and Adjusted FFO do not represent and should not be considered alternatives to cash generated from operating activities determined in accordance with GAAP, nor should they be used as measures of the Company’s liquidity, or cash available to fund the Company’s needs or pay distributions. FFO and Adjusted FFO should be considered only as supplements to net income as a measure of the Company’s performance.

The Company presents both non-GAAP measures and reconciles FFO to the most directly-comparable GAAP measure, Net Income (Loss) available to A&B common shareholders, and FFO to Adjusted FFO. The Company's FFO and Adjusted FFO may not be comparable to such metrics reported by other REITs due to possible differences in the interpretation of the current Nareit definition used by such REITs.

Reconciliations of net income (loss) available to A&B common shareholders to FFO and Adjusted FFO for the three months ended March 31, 2024 and 2023, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net Income (Loss) available to A&B common shareholders	$19,974	$5,306
Depreciation and amortization of commercial real estate properties	8,975	9,092
(Income) loss from discontinued operations, net of income taxes	256	4,198
Income (loss) attributable to discontinued noncontrolling interest	—	(28)
FFO	$29,205	$18,568
Add (deduct) Adjusted FFO defined adjustments
(Gain)/loss on sale of legacy business	—	(1,117)
Non-cash changes to liabilities related to legacy operations[1]	—	350
Legacy joint venture (income)/loss[2]	(698)	(388)
(Gain)/loss on fair value adjustments related to interest rate swaps	(3,675)	—
Non-recurring financing charges	2,350	—
Amortization of share-based compensation	1,126	1,576
Maintenance capital expenditures[3]	(2,018)	(1,312)
Leasing commissions paid	(315)	(294)
Straight-line lease revenue	(592)	(1,335)
Amortization of net debt premiums or discounts and deferred financing costs	243	239
Amortization of above and below-market leases, net	(96)	(275)
Adjusted FFO	$25,530	$16,012

[1] Primarily related to environmental reserves associated with legacy business activities in the Land Operations segment
[2] Includes joint ventures engaged in legacy business activities within the Land Operations segment
[3] Includes ongoing maintenance capital expenditures only

Net Operating Income and Same-Store Net Operating Income

NOI is a non-GAAP measure used internally in evaluating the unlevered performance of the Company's Commercial Real Estate portfolio. Management believes NOI provides useful information to investors regarding the Company's financial condition and results of operations because it reflects only the contract-based income and cash-based expense items that are incurred at the property level. When compared across periods, NOI can be used to determine trends in earnings of the Company's properties as this measure is not affected by non-contract-based revenue (e.g., straight-line lease adjustments required under GAAP); by non-cash expense recognition items (e.g., the impact of depreciation and amortization expense or impairments); or by other income, expenses, gains, or losses that do not directly relate to the Company's ownership and operations of the properties (e.g., indirect selling, general, administrative and other expenses, as well as lease termination income). Management believes the exclusion of these items from operating profit (loss) is useful because the resulting measure captures the contract-based revenue that is realizable (i.e., assuming collectability is deemed probable) and the direct property-related expenses paid or payable in cash that are incurred in operating the Company's Commercial Real Estate portfolio, as well as trends in occupancy rates, rental rates and operating costs. NOI should not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
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
The Company reports NOI and Occupancy on a Same-Store basis, which includes the results of properties that were owned, operated, and stabilized for the entirety of the prior calendar year and current reporting period, year-to-date. The Same-Store pool excludes properties under development, and properties acquired or sold during either of the comparable reporting periods. The Same-Store pool may also exclude properties that are fully or partially taken out of service for the purpose of redevelopment or repositioning. Management judgment is involved in the classification of properties for exclusion from the same-store pool when they are no longer considered stabilized due to redevelopment or other factors. Properties are moved into the Same-Store pool after one full calendar year of stabilized operation.
Management believes that reporting on a Same-Store basis provides investors with additional information regarding the operating performance of comparable assets separate from other factors (such as the effect of developments, redevelopments, acquisitions or dispositions).
To emphasize, the Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies. Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three months ended March 31, 2024 and 2023, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
CRE Operating Profit	$21,981	$20,877
Depreciation and amortization	8,975	9,092
Straight-line lease adjustments	(592)	(1,335)
Favorable/(unfavorable) lease amortization	(96)	(275)
Termination income	(1)	—
Other (income)/expense, net	(59)	2
Selling, general, administrative and other expenses	1,556	2,066
NOI	31,764	30,427
Less: NOI from acquisitions, dispositions, and other adjustments	(217)	(114)
Same-Store NOI	$31,547	$30,313

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from March 31, 2024) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures (including recent commercial real estate acquisitions and real estate developments); shareholder distributions; and working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of March 31, 2024, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
As of March 31, 2024, the Company had $411.6 million of fixed rate debt (after the effects of interest rate swaps) and $46.0 million of variable-rate debt with weighted average interest rates of 4.2% and 6.5%, respectively, including $163.2 million that will become due in the next twelve months. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would have little impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; borrowing capacity under its credit facility; and proceeds from debt financings will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from March 31, 2024) and long-term (i.e., beyond the next twelve months).
On April 15, 2024, the Company entered into an agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates ("Prudential") for an unsecured note purchase and private shelf facility that enables the Company to issue notes in an aggregate amount up to $300.0 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement for a period of three years from execution of the agreement. In addition, on April 15, 2024, the Company issued a $60.0 million note (the "Series M Note") under its Prudential Agreement. The Series M Note has a coupon rate of 6.09%, paid semiannually, and matures in full on April 15, 2032.
Known contractual obligations
A description of material contractual commitments is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2023 Form 10-K, and relates to the Company's Notes payable and other debt and Accrued post-retirement benefits. In addition, a description of other material cash requirements, including capital expenditures, is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of the 2023 Form 10-K, and includes contractual interest payments for Notes payable and other debt as well as amounts to be spent on contractual non-cancellable purchase obligations (that specifies all significant terms, including fixed or minimum quantities to be purchased, pricing structure and approximate timing of the transaction that are not recorded as liabilities in the consolidated balance sheet).
As of March 31, 2024, there were no material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2023. Refer to Note 5 – Notes Payable and Other Debt in this report for further discussion.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2023 Form 10-K. As of March 31, 2024, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2023. Refer to Note 7 – Commitments and Contingencies in this report for further discussion.

Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been operating cash flows from continuing operations. For the three months ended March 31, 2024, operating cash flows from continuing operations of $16.5 million was primarily driven by cash generated by the Commercial Real Estate segment (the Company's core business). The Company's operating cash flows from continuing operations for the three months ended March 31, 2024, represents an increase of $3.8 million from $12.7 million for the three months ended March 31, 2023, due primarily to higher cash proceeds from unimproved land and development sales in 2024 as compared to 2023. Total cash flows in future periods may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy and development property sales.
The Company's other primary sources of liquidity include its cash on-hand of $15.7 million as of March 31, 2024, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from March 31, 2024), as well as long-term basis. With respect to the $500.0 million A&B Revolver available for general A&B purposes, as of March 31, 2024, the Company had $46.0 million of borrowings outstanding, no letters of credit issued against, and $454.0 million of available capacity. This credit facility has a term through August 29, 2025, plus two six-month optional extensions.
On August 13, 2021, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $150.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of March 31, 2024, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash used in investing activities for continuing operations was $3.7 million for the three months ended March 31, 2024, as compared to $1.5 million for the three months ended March 31, 2023. Cash used in investing activities for continuing operations during the three months ended March 31, 2024, was primarily driven by capital expenditures of $3.7 million. Net cash used in investing activities for continuing operations during the three months ended March 31, 2023, was primarily driven by capital expenditures of $3.0 million, partially offset by cash proceeds from the sale of the Company's legacy trucking and storage business in the Land Operations segment.
As it relates to the CRE segment, the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Growth Capital Expenditures: Property acquisition, development and redevelopment activity to generate income and cash flow growth.

•Maintenance Capital Expenditures: Activity necessary to maintain building value, the current income stream and position in the market.

Capital expenditures for the respective periods for all segments were as follows (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2024	2023
Capital expenditures for real estate
Ongoing maintenance capital expenditures
Building/area improvements	$1,164	$728
Tenant space improvements	854	584
Total ongoing maintenance capital expenditures for real estate	2,018	1,312
Discretionary capital expenditures
Development and redevelopment[1]	1,022	1,056
Tenant space improvements - nonrecurring	—	7
Total discretionary capital expenditures for real estate	1,022	1,063
Capitalized indirect costs	666	617
Total capital expenditures for real estate[1]	3,706	2,992
Corporate and other capital expenditures	40	26
Total Capital Expenditures[1]	3,746	3,018
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Cash used in financing activities for continuing operations was $25.2 million for the three months ended March 31, 2024, as compared to $27.4 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company's net cash outlays related to financing activities were due primarily to cash dividend payments totaling $16.4 million and repayments of secured and unsecured notes payable and other debt of $15.4 million, partially offset by net borrowings of $9.0 million on the Company's revolving credit facility. During the three months ended March 31, 2023, the Company's net cash outlays related to financing activities were due primarily to cash dividend payments totaling $32.0 million and repayments of secured and unsecured notes payable and other debt of $18.0 million, partially offset by net borrowings of $25.0 million on the Company's revolving credit facility.
The Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock between January 1, 2024 and December 31, 2025. During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock.
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
During the three months ended March 31, 2024, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. As of March 31, 2024, no funds from tax-deferred sales or involuntary conversions were available for use and had not yet been reinvested under §1031 or §1033 of the Code.

Trends, events and uncertainties
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including market volatility, supply chain and labor constraints, inflationary pressures, travel restrictions, war, natural disasters or effects of climate change, or a prolonged economic downturn could adversely affect our business. The impact of the rapid increase in the federal funds rate, has resulted in a tightening of credit and contributed to volatility in the banking, technology, and housing industries. The ultimate extent of the impact that these trends and events will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and discretionary and non-discretionary spending, all of which are highly uncertain and cannot be reasonably predicted.
Other Matters
Critical accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of the Company's financial statements were described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2023 Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in the quantitative and qualitative disclosures about market risk since December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective.
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
During the quarter ended March 31, 2024, the Company repurchased no shares of its common stock. As of March 31, 2024, $100.0 million remains available under the stock repurchase program.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the quarter ended March 31, 2024.

ITEM 6. EXHIBITS
EXHIBIT INDEX
10.     Material Contracts
10.a.(xvii)    Third Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, PGIM, Inc., and certain affiliates of PGIM, Inc., dated April 15, 2024.
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
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interest for the three months ended March 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

April 26, 2024	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Executive Vice President, Chief Financial Officer and Treasurer

April 26, 2024	By: /s/ Anthony J. Tommasino
Anthony J. Tommasino
Vice President and Controller