Form 10-Q
period 2024-06-30
Alexander & Baldwin, Inc.
filed 2024-07-26
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of June 30, 2024: 72,621,777

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands; unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Real estate investments
Real estate property	$1,610,927	$1,609,013
Accumulated depreciation	(241,888)	(227,282)
Real estate property, net	1,369,039	1,381,731
Real estate developments	60,856	58,110
Investments in real estate joint ventures and partnerships	6,765	6,850
Real estate intangible assets, net	33,312	36,298
Real estate investments, net	1,469,972	1,482,989
Cash and cash equivalents	29,523	13,517
Restricted cash	236	236
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $1,591 and $2,888 as of June 30, 2024, and December 31, 2023, respectively	4,580	4,533
Goodwill	8,729	8,729
Other receivables, net of allowances of $3,653 and $3,545 as of June 30, 2024, and December 31, 2023, respectively	13,666	23,601
Prepaid expenses and other assets	101,204	98,652
Assets held for sale	13,999	13,984
Total assets	$1,641,909	$1,646,241

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$469,804	$463,964
Accounts payable	5,241	5,845
Accrued post-retirement benefits	8,216	9,972
Deferred revenue	71,243	70,353
Accrued and other liabilities	85,833	93,096
Total liabilities	640,337	643,230
Commitments and Contingencies (Note 7)
Equity:
Common stock - no par value; authorized, 225,000,000 shares; outstanding, 72,621,777 and 72,447,510 shares at June 30, 2024, and December 31, 2023, respectively	1,809,271	1,809,095
Accumulated other comprehensive income (loss)	5,208	3,250
Distributions in excess of accumulated earnings	(812,907)	(809,334)
Total shareholders' equity	1,001,572	1,003,011
Total liabilities and equity	$1,641,909	$1,646,241
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenue:
Commercial Real Estate	$49,208	$49,533	$98,096	$97,403
Land Operations	1,839	3,583	14,153	6,103
Total operating revenue	51,047	53,116	112,249	103,506
Operating Costs and Expenses:
Cost of Commercial Real Estate	25,134	25,049	50,550	49,997
Cost of Land Operations	4,552	1,991	9,339	5,577
Selling, general and administrative	7,252	9,909	14,491	18,638
Total operating costs and expenses	36,938	36,949	74,380	74,212
Gain (loss) from disposals, net	2,125	—	2,148	1,117
Operating Income (Loss)	16,234	16,167	40,017	30,411
Other Income and (Expenses):
Income (loss) related to joint ventures	996	541	1,694	929
Interest and other income (expense), net (Note 2)	531	(61)	1,798	(141)
Interest expense	(5,929)	(5,857)	(11,439)	(10,898)
Income (Loss) from Continuing Operations Before Income Taxes	11,832	10,790	32,070	20,301
Income tax benefit (expense)	(99)	(2)	(99)	(7)
Income (Loss) from Continuing Operations	11,733	10,788	31,971	20,294
Income (loss) from discontinued operations, net of income taxes	(2,625)	4,206	(2,881)	8
Net Income (Loss)	9,108	14,994	29,090	20,302
Loss (income) attributable to discontinued noncontrolling interest	—	(1,661)	—	(1,633)
Net Income (Loss) Attributable to A&B Shareholders	$9,108	$13,333	$29,090	$18,669

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.16	$0.15	$0.44	$0.28
Discontinued operations available to A&B shareholders	(0.03)	0.03	(0.04)	(0.02)
Net income (loss) available to A&B shareholders	$0.13	$0.18	$0.40	$0.26

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.16	$0.15	$0.44	$0.28
Discontinued operations available to A&B shareholders	(0.03)	0.03	(0.04)	(0.02)
Net income (loss) available to A&B shareholders	$0.13	$0.18	$0.40	$0.26

Weighted-Average Number of Shares Outstanding:
Basic	72,615	72,617	72,580	72,583
Diluted	72,692	72,832	72,674	72,798

Amounts Available to A&B Common Shareholders (Note 13):
Continuing operations available to A&B common shareholders	$11,729	$10,757	$31,959	$20,233
Discontinued operations available to A&B common shareholders	(2,625)	2,545	(2,881)	(1,625)
Net income (loss) available to A&B common shareholders	$9,104	$13,302	$29,078	$18,608

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss)	$9,108	$14,994	$29,090	$20,302
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	1,698	4,206	2,900	504
Reclassification adjustment to interest expense included in Net Income (Loss)	(469)	(450)	(942)	(797)
Other comprehensive income (loss), net of tax	1,229	3,756	1,958	(293)
Comprehensive Income (Loss)	10,337	18,750	31,048	20,009
Comprehensive (income) loss attributable to discontinued noncontrolling interest	—	(1,661)	—	(1,633)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$10,337	$17,089	$31,048	$18,376
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands; unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$29,090	$20,302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss (income) from discontinued operations	2,881	(8)
Depreciation and amortization	17,979	18,334
Deferred income taxes	—	(203)
Loss (gain) from disposals, net	(2,148)	(1,117)
Loss (gain) on de-designated interest rate swap valuation adjustment	(3,675)	—
Share-based compensation expense	2,388	4,260
Loss (income) related to joint ventures, net of operating cash distributions	(934)	(914)
Changes in operating assets and liabilities:
Trade and other receivables	(834)	(557)
Prepaid expenses and other assets	1,299	2,124
Development/other property inventory	(675)	(1,499)
Accrued post-retirement benefits	(1,756)	(15)
Accounts payable	(983)	58
Accrued and other liabilities	(3,023)	(2,850)
Operating cash flows from continuing operations	39,609	37,915
Operating cash flows from discontinued operations	(1,244)	(28,696)
Net cash provided by (used in) operations	38,365	9,219
Cash Flows from Investing Activities:
Capital expenditures for acquisitions	—	(9,464)
Capital expenditures for property, plant and equipment	(8,011)	(7,170)
Proceeds from disposal of assets	41	2,953
Payments for purchases of investments in affiliates and other investments	(124)	(120)
Distributions of capital and other receipts from investments in affiliates and other investments	1	—
Investing cash flows from continuing operations	(8,093)	(13,801)
Investing cash flows from discontinued operations	15,000	1,335
Net cash provided by (used in) investing activities	6,907	(12,466)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	60,000	—
Payments of notes payable and other debt and deferred financing costs	(74,303)	(19,300)
Borrowings (payments) on line-of-credit agreement, net	20,000	54,000
Cash dividends paid	(32,631)	(48,233)
Repurchases of common stock and other payments	(2,332)	(2,392)
Financing cash flows from continuing operations	(29,266)	(15,925)
Financing cash flows from discontinued operations	—	(5,190)
Net cash provided by (used in) financing activities	(29,266)	(21,115)

Cash, Cash Equivalents, Restricted Cash, and Cash included in Assets Held for Sale
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash included in assets held for sale	16,006	(24,362)
Balance, beginning of period	13,753	34,409
Balance, end of period	$29,759	$10,047

	Six Months Ended June 30,
	2024	2023
Other Cash Flow Information:
Interest paid, net of capitalized interest, for continuing operations	$10,447	$11,641
Interest paid, net of capitalized interest, for discontinued operations	$—	$374
Income tax (payments)/refunds, net	$(4)	$44

Noncash Investing and Financing Activities from continuing operations:
Capital expenditures included in accounts payable and accrued and other liabilities	$2,555	$690
Dividends declared but unpaid at end of period	$16,670	$431
Increase (decrease) in escrow and other receivables from dispositions	$—	$298

Noncash Investing and Financing Activities from discontinued operations:
Capital expenditures included in liabilities associated with assets held for sale	$—	$61

Reconciliation of cash, cash equivalents, restricted cash, and cash included in assets held for sale:
Beginning of the period:
Cash and cash equivalents	$13,517	$33,262
Restricted cash	236	998
Cash included in assets held for sale	—	149
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$13,753	$34,409

End of the period:
Cash and cash equivalents	$29,523	$8,162
Restricted cash	236	236
Cash included in assets held for sale	—	1,649
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$29,759	$10,047

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Three Months Ended June 30, 2024 and 2023
(amounts in thousands, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2023	72,593	$1,807,610	$(2,242)	$(785,364)	$1,020,004	$7,613
Net income (loss)	—	—	—	13,333	13,333	1,661
Other comprehensive income (loss), net of tax	—	—	3,756	—	3,756	—
Dividend on common stock ($0.22 per share)	—	—	—	(16,070)	(16,070)	—
Share-based compensation	—	2,684	—	—	2,684	—
Shares issued (repurchased), net	32	—	—	—	—	—
Balance, June 30, 2023	72,625	$1,810,294	$1,514	$(788,101)	$1,023,707	$9,274

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, April 1, 2024	72,592	$1,808,009	$3,979	$(805,662)	$1,006,326	$—
Net income (loss)	—	—	—	9,108	9,108	—
Other comprehensive income (loss), net of tax	—	—	1,229	—	1,229	—
Dividend on common stock ($0.2225 per share)	—	—	—	(16,353)	(16,353)	—
Share-based compensation	—	1,262	—	—	1,262	—
Shares issued (repurchased), net	30	—	—	—	—	—
Balance, June 30, 2024	72,622	$1,809,271	$5,208	$(812,907)	$1,001,572	$—
See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Six Months Ended June 30, 2024 and 2023
(amounts in thousands, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2023	72,463	$1,808,401	$1,807	$(774,503)	$1,035,705	$7,986
Net income (loss)		—	—	18,669	18,669	1,633
Other comprehensive income (loss), net of tax		—	(293)	—	(293)	—
Dividend on common stock ($0.44 per share)		—	—	(32,258)	(32,258)	—
Distributions to noncontrolling interest	—	—	—	—	—	(345)
Share-based compensation		4,260	—	—	4,260	—
Shares issued (repurchased), net	162	(2,367)	—	(9)	(2,376)	—
Balance, June 30, 2023	72,625	$1,810,294	$1,514	$(788,101)	$1,023,707	$9,274

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2024	72,448	$1,809,095	$3,250	$(809,334)	$1,003,011	$—
Net income (loss)	—	—	—	29,090	29,090	—
Other comprehensive income (loss), net of tax	—	—	1,958	—	1,958	—
Dividend on common stock ($0.445 per share)	—	—	—	(32,543)	(32,543)	—
Share-based compensation	—	2,388	—	—	2,388	—
Shares issued (repurchased), net	174	(2,212)	—	(120)	(2,332)	—
Balance, June 30, 2024	72,622	$1,809,271	$5,208	$(812,907)	$1,001,572	$—
See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. The Company operates in two segments: Commercial Real Estate ("CRE") and Land Operations. As of June 30, 2024, the Company's commercial real estate portfolio resides entirely in Hawai‘i and consists of 22 retail centers, 13 industrial assets and four office properties, representing a total of 3.9 million square feet of gross leasable area ("GLA"), as well as 142.0 acres of commercial land, of which substantially all is leased pursuant to urban ground leases. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
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
Interest and other income (expense), net
Interest and other income (expense), net for the three and six months ended June 30, 2024 and 2023, included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$512	$103	$743	$193
Post-retirement benefit (expense)	(106)	(169)	(213)	(345)
Gain (loss) on fair value adjustments related to interest rate swaps	—	—	3,675	—
Financing charges	—	—	(2,350)	—
Other income (expense), net	125	5	(57)	11
Interest and other income (expense), net	$531	$(61)	$1,798	$(141)
3.    Investments in Affiliates
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.

Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three and six months ended June 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$45,666	$40,694	$85,036	$78,629
Operating costs and expenses	39,288	35,669	74,687	70,103
Gross Profit (Loss)	$6,378	$5,025	$10,349	$8,526
Income (Loss) from Continuing Operations[1]	$1,751	$464	$1,051	$(827)
Net Income (Loss)[1]	$1,751	$464	$1,051	$(827)

[1] Includes earnings from equity method investments held by the investee.
During the six months ended June 30, 2024 and 2023, Income (loss) related to joint ventures was $1.7 million and $0.9 million, respectively, and return on investment operating cash distributions was $0.8 million and zero, respectively.
4.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of June 30, 2024 and December 31, 2023, (in thousands):

		Fair Value Measurements at
		June 30, 2024
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$7,046	$—	$7,046	$—

		Fair Value Measurements at
		December 31, 2023
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$4,142	$—	$4,142	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(2,718)	$—	$(2,718)	$—
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
Impairment of Assets Held for Sale, net: As of June 30, 2024 and December 31, 2023, one CRE improved property met the criteria for classification as held for sale and accordingly, was measured at its fair value less costs to sell, resulting in an impairment charge of $2.2 million recorded during the year ended December 31, 2023. During the three and six months ended June 30, 2024, the Company recorded no additional fair value adjustment related to assets and liabilities held for sale. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they are determined using significant unobservable inputs such as management assumptions about expected sales proceeds from third parties.
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
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our condensed consolidated balance sheets include cash and cash equivalents, restricted cash, accounts and notes receivable, net and notes payable and other debt. The fair value of the Company's cash and cash equivalents, restricted cash, accounts receivable, net and short-term borrowings approximate their carrying values due to the short-term nature of the instruments, and are classified as Level 1 measurement in the fair value hierarchy.
The fair value of the Company's notes receivable approximated the carrying amount of $10.0 million and $20.8 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.
At June 30, 2024, the carrying amount of the Company's notes payable and other debt was $469.8 million and the corresponding fair value was $459.8 million. At December 31, 2023, the carrying amount of the Company's notes payable and other debt was $464.0 million and the corresponding fair value was $452.5 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.

5.    Notes Payable and Other Debt
As of June 30, 2024 and December 31, 2023, notes payable and other debt consisted of the following (dollars in thousands):

	Interest Rate (%)	Maturity Date		Principal Outstanding
				June 30, 2024	December 31, 2023
Secured:
Laulani Village	3.93%	2024		$—	$57,798
Pearl Highlands	4.15%	2024		74,004	75,137
Photovoltaic Financing	(1)	(1)		3,929	4,073
Manoa Marketplace	(2)	2029		51,802	52,705
Subtotal				$129,735	$189,713
Unsecured:
Series A Note	5.53%	2024		$7,125	$7,125
Series J Note	4.66%	2025		10,000	10,000
Series B Note	5.55%	2026		18,000	27,000
Series C Note	5.56%	2026		9,000	9,000
Series F Note	4.35%	2026		9,625	9,650
Series H Note	4.04%	2026		50,000	50,000
Series K Note	4.81%	2027		34,500	34,500
Series G Note	3.88%	2027		17,125	22,125
Series L Note	4.89%	2028		18,000	18,000
Series I Note	4.16%	2028		25,000	25,000
Series M Note	6.09%	2032		60,000	—
Term Loan 5	4.30%	2029		25,000	25,000
Subtotal				$283,375	$237,400
Revolving Credit Facilities:
A&B Revolver	(3)	2025	(4)	57,000	37,000
Total debt (contractual)				$470,110	$464,113
Unamortized debt premium (discount)				$79	$—
Unamortized debt issuance costs				(385)	(149)
Total debt (carrying value)				$469,804	$463,964

(1) Financing leases have a weighted average discount rate of 4.75% and maturity dates ranging from 2027 to 2028.
(2) Loan has a stated interest rate of SOFR plus 1.35%. Loan is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of SOFR plus 1.05% based on a pricing grid, plus a SOFR adjustment of 0.10%. Beginning May 1, 2024, $57.0 million is swapped through maturity to a 4.78% fixed rate.
(4) A&B Revolver has two six-month optional term extensions.
On April 15, 2024, the Company entered into an agreement (the "Prudential Agreement") with PGIM, Inc. and its affiliates ("Prudential") for an unsecured note purchase and private shelf facility that enables the Company to issue notes in an aggregate amount up to $300.0 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Prudential Agreement for a period of three years from execution of the agreement. In addition, on April 15, 2024, the Company issued a $60.0 million note (the "Series M Note") under the Prudential Agreement, and used proceeds from the note to pay off the debt secured by Laulani Village that matured on May 1, 2024. The Series M Note has a coupon rate of 6.09%, paid semiannually, and matures in full on April 15, 2032.
6.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate interest debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.

Cash Flow Hedges of Interest Rate Risk
As of June 30, 2024, the Company had three interest rate swap agreements, all three of which were designated as cash flow hedges. The key terms are as follows (dollars in thousands):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	June 30, 2024	June 30, 2024	December 31, 2023
Interest Rate Swap Agreements
4/7/2016	8/1/2029	3.14%	$51,802	$4,848	$4,142
5/1/2024	12/9/2031	4.88%	$57,000	$1,136	$(1,144)
Forward-Starting Interest Rate Swap Agreement
12/9/2024	12/9/2031	4.83%	$73,000	$1,062	$(1,574)
The asset related to the interest rate swaps and forward interest rate swap as of June 30, 2024, is presented within Prepaid expenses and other assets in the condensed consolidated balance sheets. The asset related to the interest rate swap and liabilities related to the interest rate swap and forward interest rate swap as of December 31, 2023, are presented within Prepaid expenses and other assets and Accrued and other liabilities, respectively, in the condensed consolidated balance sheets. Changes in fair value of designated cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt. Changes in fair value of undesignated cash flow hedges, including de-designated hedges, are recorded in Interest and other income (expense), net.
In 2022, the Company entered into two forward starting interest rate swap agreements with notional amounts of $57.0 million and $73.0 million in order to hedge interest rate fluctuations related to $130.0 million of future financing aligned with the effective and maturity dates listed. The Company designated the hedging relationships of these two forward interest swap agreements as cash flow hedges at their inception. In December 2023, the Company de-designated the forward interest swap agreements as it was determined that underlying cash flows related to the designated hedging relationships were no longer probable of occurring. As a result, for the year ended December 31, 2023, the Company reclassified from Accumulated other comprehensive income (loss) and recognized in Interest and other income (expense), net a $2.7 million loss related to the fair value adjustment of the de-designated hedging relationships. Subsequent changes in fair value of the forward interest rate swaps were recorded in earnings until, on February 29, 2024, the Company re-designated the hedging relationships of both forward interest rate swaps in anticipation of future financing. The Company recorded a gain on forward interest rate swap valuation adjustment of $3.7 million during the six months ended June 30, 2024, that occurred prior to the date of re-designation. Cash settlements related to the $57.0 million notional amount interest rate swap began on May 1, 2024. As of June 30, 2024, there was one forward-starting interest rate swap remaining.
Statement of Comprehensive Income (Loss) Derivative Instruments Impact
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statements of comprehensive income (loss) during the three and six months ended June 30, 2024 and 2023, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Information regarding derivatives designated as hedging instruments
Amount of gain (loss) recognized in OCI on derivatives	$1,698	$4,206	$2,900	$504
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(469)	$(450)	$(942)	$(797)

As of June 30, 2024, the Company expects to reclassify $3.1 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.

7.    Commitments and Contingencies
Commitments and other financial arrangements
Bonds related to the Company's real estate activities totaled $18.7 million as of June 30, 2024, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.
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
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, the Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against the BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. On February 17, 2022, the Sierra Club filed its notice of appeal challenging the decision on the August 2020 trial. The court separately considered a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny it a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. In that case, on May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated, ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits would be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 to address the continuation of the revocable permits for both calendar years 2021 and 2022 and the BLNR issued a decision on June 30, 2022. On December 27, 2021, while the BLNR’s decision in the contested case hearing was pending, the court further modified its ruling to allow the permits to remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court. On April 26, 2022, the court orally granted an extension of the May 1, 2022 deadline to the earlier of June 15, 2022, or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or as may be further ordered by the court. On June 1, 2022, the court granted an extension of the June 15, 2022 deadline to the earlier of July 15, 2022 or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022 or as may be further ordered by the court. On June 30, 2022, the BLNR issued its final decision on the contested case hearing on the permits for calendar years 2021 and 2022, approving the continuation of the permits through the end of calendar year 2022. The Company and the BLNR appealed the court’s determination that the Sierra Club was entitled to a contested case hearing on the 2021 revocable permits. At the request of the Sierra Club, the Intermediate Court of Appeals held oral argument on the matter on December 13, 2023. On April 12, 2024, the ICA issued its opinion holding that the Sierra Club was not entitled to a contested case hearing, the circuit court erred by modifying the permits, and the Sierra Club was not entitled to attorneys’ fees and costs. The Sierra Club filed an application with the Hawaii Supreme Court for a writ of certiorari challenging the ICA’s opinion. That application is still pending. In July 2022, the Sierra Club filed a separate appeal challenging the BLNR’s June 30, 2022 decision on the contested case hearing on the permits for calendar years 2021 and 2022. On March 31, 2023, the court entered its decision on appeal, dismissing the appeal as moot. On January 29, 2024, the court entered final judgment in this case. On February 8, 2024, the Sierra Club filed a notice of appeal with the Hawaii Intermediate Court of Appeals.
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

8.    Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 9 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three and six months ended June 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Commercial Real Estate	$49,208	$49,533	$98,096	$97,403
Land Operations:
Development sales revenue	1,681	—	4,136	—
Unimproved/other property sales revenue	—	3,200	9,625	4,050
Other operating revenue	158	383	392	2,053
Land Operations	1,839	3,583	14,153	6,103
Total revenues	$51,047	$53,116	$112,249	$103,506

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$6,171	$7,421
Allowances (credit losses and doubtful accounts)	(1,591)	(2,888)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$4,580	$4,533

Variable consideration[1]	$62,000	$62,000
Prepaid rent	5,848	4,985
Other deferred revenue	3,395	3,368
Deferred revenue	$71,243	$70,353

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three and six months ended June 30, 2024, the Company did not recognize any revenue related to the Company's variable consideration and other deferred revenue reported as of December 31, 2023.

9.    Leases - The Company as a Lessor
The Company leases real estate property to tenants under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
The historical cost of, and accumulated depreciation on, leased property as of June 30, 2024, and December 31, 2023, were as follows (in thousands):

	June 30, 2024	December 31, 2023
Leased property - real estate	$1,615,031	$1,607,919
Less: accumulated depreciation	(243,329)	(228,714)
Property under operating leases - net[1]	$1,371,702	$1,379,205
[1]Property under operating leases as of June 30, 2024, and December 31, 2023, includes leased property included in Assets held for sale.
Total rental income (i.e., revenue) under these operating leases during the three and six months ended June 30, 2024 and 2023, relating to lease payments and variable lease payments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease payments	$33,565	$34,034	$67,177	$67,128
Variable lease payments	16,102	15,423	31,751	31,067
Revenues deemed uncollectible, net	(385)	224	(597)	(500)
Total rental income	$49,282	$49,681	$98,331	$97,695
Contractual future lease payments to be received on non-cancelable operating leases as of June 30, 2024, were as follows (in thousands):

June 30, 2024
2024	65,822
2025	122,701
2026	108,982
2027	96,277
2028	80,498
2029	62,794
Thereafter	512,584
Total future lease payments to be received	$1,049,658
10.    Leases - The Company as a Lessee
There have been no material changes from the Company's leasing activities as a lessee described in Note 13 to the consolidated financial statements included in Item 8 of the Company's 2023 Form 10-K. The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three and six months ended June 30, 2024 and 2023, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$471	$473	$948	$1,069
Finance lease cost:
Amortization of right-of-use assets	73	50	144	85
Interest on lease liabilities	47	38	95	52
Total lease cost - operating and finance leases	$591	$561	$1,187	$1,206

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
During the six months ended June 30, 2024, the Company granted approximately 353,700 of restricted stock unit awards with a weighted average grant date fair value of $17.71. During the six months ended June 30, 2023, the Company granted approximately 345,100 of restricted stock unit awards with a weighted average grant date fair value of $22.01.
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
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share-based expense:
Time-based and market-based restricted stock units	$1,262	$2,684	$2,388	$4,260
12.    Income Taxes
The Company has been organized and operates in a manner that enables it to qualify, and management believes it will continue to qualify, as a REIT for federal income tax purposes.

As of June 30, 2024, tax years 2020 and later are open to audit by the tax authorities. Management believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
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

The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) from continuing operations	$11,733	$10,788	$31,971	$20,294
Distributions and allocations to participating securities	(4)	(31)	(12)	(61)
Income (loss) from continuing operations available to A&B shareholders	11,729	10,757	31,959	20,233
Income (loss) from discontinued operations	(2,625)	4,206	(2,881)	8
Exclude: Loss (income) attributable to discontinued noncontrolling interest	—	(1,661)	—	(1,633)
Net income (loss) available to A&B common shareholders	$9,104	$13,302	$29,078	$18,608
The number of shares used to compute basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Denominator for basic EPS - weighted average shares outstanding	72,615	72,617	72,580	72,583
Effect of dilutive securities:
Restricted stock unit awards	77	215	94	215
Denominator for diluted EPS - weighted average shares outstanding	72,692	72,832	72,674	72,798

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of anti-dilutive securities	190	57	202	57

14.    Accumulated Other Comprehensive Income (Loss)
For the six months ended June 30, 2024, other comprehensive income (loss) principally includes unrealized interest rate hedging gains and losses and associated reclassification adjustments to interest expense. The components of Accumulated other comprehensive income (loss), net of taxes, were as follows as of June 30, 2024, and December 31, 2023, (in thousands):

	June 30, 2024	December 31, 2023
Post-retirement plans	$(133)	$(150)
Non-qualified benefit plans	(48)	(31)
Interest rate swaps	5,389	3,431
Accumulated other comprehensive income (loss)	$5,208	$3,250

The changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2024, were as follows (in thousands, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2024	$(181)	$3,431	$3,250
Other comprehensive income (loss) before reclassifications, net of taxes of $0	—	2,900	2,900
Amounts reclassified from accumulated other comprehensive income (loss)[1]	—	(942)	(942)
Other comprehensive income (loss), net of taxes	—	1,958	1,958
Balance, June 30, 2024	$(181)	$5,389	$5,208
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
Reportable segment information for the three and six months ended June 30, 2024 and 2023, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenue:
Commercial Real Estate	$49,208	$49,533	$98,096	$97,403
Land Operations	1,839	3,583	14,153	6,103
Total operating revenue	51,047	53,116	112,249	103,506
Operating Profit (Loss):
Commercial Real Estate[1]	22,611	22,680	44,592	43,557
Land Operations	168	1,699	8,099	1,607
Total operating profit (loss)	22,779	24,379	52,691	45,164
Interest expense	(5,929)	(5,857)	(11,439)	(10,898)
Corporate and other expense	(5,018)	(7,732)	(9,182)	(13,965)
Income (Loss) from Continuing Operations Before Income Taxes	$11,832	$10,790	$32,070	$20,301

[1] Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Land Operations segment that is eliminated in the consolidated results of operations.

16.    Held for Sale and Discontinued Operations
Held for Sale
In November 2023, the Company entered into a disposition agreement with an unrelated third party for the sale of Waipouli Town Center, a retail property within the Commercial Real Estate segment. The transaction is structured to qualify under section §1031 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to allow time for the Company to identify suitable replacement property, the Company has up to one year from the agreement execution date to close the transaction, at its option. The Company determined that the property met the criteria to be classified as held for sale as of the agreement execution date of November 15, 2023, but would not be considered discontinued operations as it neither represents a strategic shift, nor will it have a material impact on the Company's operations and financial results. Assets associated with Waipouli Town Center are presented in the Condensed Consolidated Balance Sheets as Assets held for sale as of June 30, 2024, and December 31, 2023. Liabilities associated with assets held for sale are presented in Accrued and other liabilities, as of June 30, 2024, and December 31, 2023.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (in thousands):

	June 30, 2024	December 31, 2023

Real estate investments
Real estate property	$17,556	$17,556
Accumulated depreciation	(1,817)	(1,817)
Real estate property, net	15,739	15,739
Real estate intangible assets, net	307	307
Real estate investments, net	16,046	16,046
Prepaid expenses and other assets	136	121
Less: Impairment recognized on classification as held for sale	(2,183)	(2,183)
Total Assets held for sale	$13,999	$13,984

Accrued and other liabilities	55	55
Total Liabilities associated with assets held for sale[1]	$55	$55
[1]Liabilities associated with assets held for sale is presented in Accrued and other liabilities on the Condensed Consolidated Balance Sheets for all periods presented.
Discontinued Operations
Income (loss) from discontinued operations for the three and six months ended June 30, 2023, primarily relates to Grace Pacific and the Company-owned quarry land on Maui (collectively, the “Grace Disposal Group”), which was sold in November 2023. Income (loss) from discontinued operations for the three and six months ended June 30, 2024, primarily relates to the resolution of cessation related claim liabilities associated with the Company's former sugar operations in the amount of $2.6 million and $3.1 million recognized during the three and six months ended June 30, 2024, respectively.
The following table summarizes income (loss) from discontinued operations included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$—	$72,865	$—	$109,714
Cost of sales[1]	23	(60,917)	172	(98,346)
Selling, general and administrative[1]	(2,648)	(6,270)	(3,053)	(9,853)
Gain (loss) on disposal of assets, net	—	16	—	(8)
Operating income (loss) from discontinued operations[1]	(2,625)	5,694	(2,881)	1,507
Income (loss) related to joint ventures	—	(1,107)	—	(1,186)
Interest and other income (expense), net	—	(186)	—	78
Interest expense	—	(195)	—	(391)
Income (loss) from discontinued operations before income taxes[1]	(2,625)	4,206	(2,881)	8
Income tax benefit (expense) attributable to discontinued operations	—	—	—	—
Income (loss) from discontinued operations[1]	(2,625)	4,206	(2,881)	8
Loss (income) attributable to discontinued noncontrolling interest	—	(1,661)	—	(1,633)
Income (loss) from discontinued operations attributable to A&B Shareholders[1]	$(2,625)	$2,545	$(2,881)	$(1,625)
[1]For the three and six months ended June 30, 2024, the Company recognized $2.6 million and $3.1 million, respectively, in costs related to the resolution of cessation related claim liabilities related to the Company's former sugar operations. For the six months ended June 30, 2023, the Company recognized $0.1 million, in income due to the favorable resolution of liabilities related to the Company’s former sugar operations, none of which was recognized during the three months ended June 30, 2023.

During the six months ended June 30, 2024, the Company recorded no additional fair value adjustment related to assets and liabilities held for sale.
Related Party Transactions within Discontinued Operations and Held for Sale: Related to the Grace Disposal Group, the Company entered into contracts in the ordinary course of business, as a supplier, with affiliate entities that required accounting under the equity method due to the Company's financial interests in such entities and also with affiliate parties that are members in entities in which the Company also was a member and held a controlling financial interest. Related to the periods during which such relationships existed, revenues earned from transactions with such affiliates were $4.2 million for the three months ended June 30, 2023, and $8.1 million for the six months ended June 30, 2023. Expenses recognized from transactions with such affiliates were $2.1 million for the three months ended June 30, 2023, and $3.5 million for the six months ended June 30, 2023. Due to the sale of the Grace Disposal Group in November 2023, these relationships no longer exist and consequently, for the three and six months ended June 30, 2024, there were no revenues earned or expenses recognized from transactions with such affiliates.

17.    Subsequent Events

On July 3, 2024, the Company completed the disposition of an 81-acre residential-zoned parcel on Maui for approximately $10.5 million. In connection with the sale, the Company received cash proceeds of $10.4 million and recognized margin of approximately $5.2 million.

On July 23, 2024, the Company's Board of Directors declared a cash dividend of $0.2225 per share on outstanding common stock, payable on October 7, 2024, to shareholders of record as of the close of business on September 20, 2024.

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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three and six months ended June 30, 2024, as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three and six months ended June 30, 2024, as compared to the corresponding period of the preceding fiscal year.
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
Simplification strategy
As a REIT focused on Hawai‘i commercial real estate, the Company has pursued the monetization and disposition of legacy, non-core assets and landholdings in order to simplify its business and allocate its capital resources to commercial real estate. In November 2023, the Company completed the sale of its interests in Grace Pacific, a materials and construction company, and Company-owned quarry land on Maui (collectively, the "Grace Disposal Group"), marking the last major step in the Company's simplification efforts that began in 2016. The financial results associated with the Grace Disposal Group are classified as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2023 and cash flows for the six months ended June 30, 2023. Related to the Land Operations segment, during the six months ended June 30, 2024, the Company completed the sale of approximately 330 acres of land holdings on Maui and Kauai for $9.6 million.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Financial results - Second quarter of 2024 compared with 2023

(amounts in thousands, except percentage and per share data; unaudited)	Three Months Ended June 30,		2024 vs 2023
	2024	2023	$	%
Operating revenue	$51,047	$53,116	$(2,069)	(3.9)%
Cost of operations	(29,686)	(27,040)	(2,646)	(9.8)%
Selling, general and administrative	(7,252)	(9,909)	2,657	26.8%
Gain (loss) from disposals, net	2,125	—	2,125	—%
Operating income (loss)	16,234	16,167	67	0.4%
Income (loss) related to joint ventures	996	541	455	84.1%
Interest and other income (expense), net	531	(61)	592	NM
Interest expense	(5,929)	(5,857)	(72)	(1.2)%
Income tax benefit (expense)	(99)	(2)	(97)	49X
Income (loss) from continuing operations	11,733	10,788	945	8.8%
Income (loss) from discontinued operations (net of income taxes)	(2,625)	4,206	(6,831)	NM
Net income (loss)	9,108	14,994	(5,886)	(39.3)%
(Income) loss attributable to discontinued noncontrolling interest	—	(1,661)	1,661	100.0%
Net income (loss) attributable to A&B	$9,108	$13,333	$(4,225)	(31.7)%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.16	$0.15	$0.01	6.7%
Basic earnings (loss) per share - discontinued operations	(0.03)	0.03	(0.06)	NM
	$0.13	$0.18	$(0.05)	(27.8)%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.16	$0.15	$0.01	6.7%
Diluted earnings (loss) per share - discontinued operations	(0.03)	0.03	(0.06)	NM
	$0.13	$0.18	$(0.05)	(27.8)%

Continuing operations available to A&B common shareholders	$11,729	$10,757	$972	9.0%
Discontinued operations available to A&B common shareholders	(2,625)	2,545	(5,170)	NM
Net income (loss) available to A&B common shareholders	$9,104	$13,302	$(4,198)	(31.6)%

Funds From Operations ("FFO")[1]	$20,619	$19,835	$784	4.0%
Adjusted FFO[1]	$16,942	$17,978	$(1,036)	(5.8)%

FFO per diluted share	$0.28	$0.27	$0.01	3.7%
Weighted average diluted shares outstanding (FFO/Adjusted FFO)[2]	72,692	72,832

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 34.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Adjusted FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue during the second quarter ended June 30, 2024, decreased 3.9%, or $2.1 million, to $51.0 million, due primarily to lower revenues from the Land Operations segment's unimproved and other land sales partially offset by the sale of one development lot at Maui Business Park in the second quarter of 2024.

Cost of operations during the second quarter ended June 30, 2024, increased 9.8%, or $2.6 million, to $29.7 million, due primarily to charges related to increased estimated remediation work for legacy business operations in the amount of $2.2 million in the Land Operations segment in the current quarter and Land Operations segment's higher cost of sales associated with higher cost basis of development sales.
Selling, general and administrative during the second quarter ended June 30, 2024, decreased 26.8%, or $2.7 million, to $7.3 million, due to lower personnel-related expenses primarily related to the Chief Executive Officer transition that occurred in 2023.
Gain from disposals, net of $2.1 million was due to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year.
Income (loss) related to joint ventures during the second quarter ended June 30, 2024, increased 84.1%, or $0.5 million, to $1.0 million, due primarily to higher earnings from the Company's unconsolidated investment in a materials company.
Interest and other income (expense), net during the second quarter ended June 30, 2024, increased $0.6 million, to $0.5 million due to higher interest income on cash balances and notes receivables.
Loss from discontinued operations (net of income taxes) during the second quarter ended June 30, 2024, of $2.6 million relates to the resolution of cessation related liabilities associated with the Company's former sugar operations. Loss from discontinued operations (net of income taxes) during the second quarter ended June 30, 2023, of $4.2 million primarily relates to operations of the Grace Disposal Group, which was sold in November 2023.

Financial results - First six months of 2024 compared with 2023

(amounts in thousands, except percentage data and per share data; unaudited)	Six Months Ended June 30,		2024 vs 2023
	2024	2023	$	%
Operating revenue	$112,249	$103,506	$8,743	8.4%
Cost of operations	(59,889)	(55,574)	(4,315)	(7.8)%
Selling, general and administrative	(14,491)	(18,638)	4,147	22.3%
Gain (loss) from disposals, net	2,148	1,117	1,031	92.3%
Operating income (loss)	40,017	30,411	9,606	31.6%
Income (loss) related to joint ventures	1,694	929	765	82.3%
Interest and other income (expense), net	1,798	(141)	1,939	NM
Interest expense	(11,439)	(10,898)	(541)	(5.0)%
Income tax benefit (expense)	(99)	(7)	(92)	13X
Income (loss) from continuing operations	31,971	20,294	11,677	57.5%
Income (loss) from discontinued operations (net of income taxes)	(2,881)	8	(2,889)	NM
Net income (loss)	29,090	20,302	8,788	43.3%
(Income) loss attributable to discontinued noncontrolling interest	—	(1,633)	1,633	100.0%
Net income (loss) attributable to A&B	$29,090	$18,669	$10,421	55.8%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.44	$0.28	$0.16	57.1%
Basic earnings (loss) per share - discontinued operations	(0.04)	(0.02)	(0.02)	(100.0)%
	$0.40	$0.26	$0.14	53.8%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.44	$0.28	$0.16	57.1%
Diluted earnings (loss) per share - discontinued operations	(0.04)	(0.02)	(0.02)	(100.0)%
	$0.40	$0.26	$0.14	53.8%

Continuing operations available to A&B common shareholders	$31,959	$20,233	$11,726	58.0%
Discontinued operations available to A&B common shareholders	(2,881)	(1,625)	(1,256)	(77.3)%
Net income (loss) available to A&B common shareholders	$29,078	$18,608	$10,470	56.3%

Funds From Operations ("FFO")[1]	$49,824	$38,403	$11,421	29.7%
Adjusted FFO[1]	$42,472	$33,990	$8,482	25.0%

FFO per diluted share	$0.69	$0.53	$0.16	30.2%
Weighted average diluted shares outstanding (FFO/Adjusted FFO)[2]	72,674	72,798

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 34.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Adjusted FFO.
The causes of material changes in the condensed consolidated statements of operations for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the six months ended June 30, 2024, increased 8.4%, or $8.7 million, to $112.2 million, primarily due to higher revenues from the Land Operations segment's unimproved and other land sales, as well as the sale of three development lots at Maui Business Park in the current period compared to none in the prior year period.
Cost of operations for the six months ended June 30, 2024, increased 7.8% or $4.3 million, to $59.9 million, primarily due to the Land Operations segment's higher cost of sales associated with unimproved and other land sales and Maui Business Park development lot sales.

Selling, general and administrative for the six months ended June 30, 2024, decreased 22.3%, or $4.1 million, to $14.5 million, due to lower personnel-related expenses primarily related to the Chief Executive Officer transition in the prior year.
Gain from disposals, net of $2.1 million for the six months ended June 30, 2024 is related to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year. Gain from disposals, net of $1.1 million for the six months ended June 30, 2023, was primarily due to the sale of the Company's ownership interest in a legacy trucking and storage business on Maui.
Income (loss) related to joint ventures for the six months ended June 30, 2024, increased 82.3%, or $0.8 million, to $1.7 million, due primarily to higher earnings from the Company's unconsolidated investment in a materials company.
Interest and other income (expense), net of $1.8 million for six months ended June 30, 2024, was due primarily to a gain on the fair value adjustment for two forward interest rate swaps, partially offset by a one-time financing charge.
Loss from discontinued operations (net of income taxes) for the six months ended June 30, 2024, of $2.9 million relates to the resolution of cessation related liabilities associated with the Company's former sugar operations.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - Second quarter of 2024 compared with 2023
Results of operations for the second quarter ended June 30, 2024 and 2023, were as follows:

(amounts in thousands, except percentage data and acres; unaudited)	Three Months Ended June 30,		2024 vs 2023
	2024	2023	$	%
Commercial Real Estate operating revenue	$49,208	$49,533	$(325)	(0.7)%
Commercial Real Estate operating costs and expenses	(25,134)	(25,049)	(85)	(0.3)%
Selling, general and administrative	(1,510)	(1,874)	364	19.4%
Intersegment operating revenue, net[1]	7	7	—	—%
Interest and other income (expense), net	40	63	(23)	(36.5)%
Commercial Real Estate operating profit (loss)	$22,611	$22,680	$(69)	(0.3)%

Net Operating Income ("NOI")[2]	$31,632	$31,296	$336	1.1%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$31,454	$31,171	$283	0.9%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3,933	3,938	(5)	—%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 34.
Commercial Real Estate operating revenue decreased 0.7% or $0.3 million, to $49.2 million for the second quarter ended June 30, 2024, as compared to the second quarter ended June 30, 2023. Operating profit decreased 0.3%, or $0.1 million, to $22.6 million for the second quarter ended June 30, 2024, as compared to the second quarter ended June 30, 2023. The decrease in operating revenue and operating profit from the prior year period was due primarily to lower rental revenue.
Financial results - First six months of 2024 compared with 2023
Operating results for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were as follows:

	Six Months Ended June 30,		2024 vs 2023
(amounts in thousands, except percentage data; unaudited)	2024	2023	$	%[1]
Commercial Real Estate operating revenue	$98,096	$97,403	$693	0.7%
Commercial Real Estate operating costs and expenses	(50,550)	(49,997)	(553)	(1.1)%
Selling, general and administrative	(3,066)	(3,940)	874	22.2%
Intersegment operating revenue, net[1]	13	30	(17)	(56.7)%
Interest and other income (expense), net	99	61	38	62.3%
Commercial Real Estate operating profit (loss)	$44,592	$43,557	$1,035	2.4%

Net Operating Income ("NOI")[2]	$63,396	$61,723	$1,673	2.7%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$63,001	$61,484	$1,517	2.5%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
2 For a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 34.
Commercial Real Estate operating revenue increased 0.7% or $0.7 million, to $98.1 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Operating profit increased 2.4%, or $1.0 million, to $44.6 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in operating profit from the prior year was primarily driven by lower selling, general, and administrative expenses in the current year.

Commercial Real Estate portfolio additions, transfers, and dispositions
During the three and six months ended June 30, 2024, the Company had no additions, transfers, or dispositions of commercial real estate properties.
Leasing activity
During the second quarter ended June 30, 2024, the Company signed 8 new leases and 39 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 96,300 square feet of GLA. The 8 new leases consist of 17,400 square feet with an average annual base rent of $20.80 per-square-foot. Of the 8 new leases, 4 leases with a total GLA of 10,900 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 4 leases, resulted in an 1.9% average base rent increase over comparable expiring leases. The 39 renewal leases consist of 78,900 square feet with an average annual base rent of $32.49 per square foot. Of the 39 renewal leases, 35 leases with a total GLA of 69,300 square feet were considered comparable and resulted in an 7.9% average base rent increase over comparable expiring leases. The Company signed no new ground lease renewals during the second quarter ended June 30, 2024.
Leasing activity summarized by asset class for the three and six months ended June 30, 2024, were as follows:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]
Retail	32	52,196	$40.81	7.7%	65	127,108	$41.40	8.6%
Industrial	12	40,760	$16.89	7.6%	23	177,848	$16.07	5.7%
Office	3	3,362	$32.10	(1.5)%	3	3,362	$32.10	(1.5)%
Subtotal - Improved properties	47	96,318	$30.38	7.3%	91	308,318	$26.69	7.3%
Ground	—	N/A1	N/A	N/A	—	N/A1	$—	N/A
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

	As of	As of	Basis Point Change
	June 30, 2024	June 30, 2023
Leased Occupancy	93.9%	94.4%	(50)
Physical Occupancy	93.4%	93.5%	(10)
Economic Occupancy	92.8%	92.4%	40

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of June 30, 2024 and 2023, were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	June 30, 2024	June 30, 2023
Retail	92.8%	94.0%	(120)
Industrial	97.1%	95.9%	120
Office	84.2%	86.7%	(250)
Total Leased Occupancy	93.9%	94.4%	(50)

Economic Occupancy
	As of	As of	Basis Point Change
	June 30, 2024	June 30, 2023
Retail	91.2%	91.8%	(60)
Industrial	97.1%	94.2%	290
Office	82.8%	86.7%	(390)
Total Economic Occupancy	92.8%	92.4%	40

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	June 30, 2024	June 30, 2023
Retail	94.0%	95.3%	(130)
Industrial	97.0%	95.8%	120
Office	87.8%	90.6%	(280)
Total Same-Store Leased Occupancy	94.8%	95.3%	(50)

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	June 30, 2024	June 30, 2023
Retail	92.4%	93.0%	(60)
Industrial	97.0%	94.1%	290
Office	86.3%	90.6%	(430)
Total Same-Store Economic Occupancy	93.7%	93.2%	50
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

Financial results - Second quarter of 2024 compared with 2023
Results of operations for the second quarter ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,
(amounts in thousands; unaudited)	2024	2023
Development sales revenue	$1,681	$—
Unimproved/other property sales revenue	—	3,200
Other operating revenue[1]	158	383
Total Land Operations operating revenue	1,839	3,583
Land Operations operating costs and expenses	(4,552)	(1,991)
Selling, general and administrative	(318)	(458)
Gain (loss) from disposals, net	2,125	—
Intersegment operating charges, net[2]	(6)	(104)
Earnings (loss) from joint ventures	996	541
Interest and other income (expense), net	84	128
Total Land Operations operating profit (loss)	$168	$1,699

[1] Other operating revenue includes revenue related to licensing and leasing of non-core legacy agricultural lands during the three months ended June 30, 2024 and 2023.
[2] Intersegment operating charges for Land Operations are primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
Second quarter of 2024: Land Operations revenue of $1.8 million during the second quarter ended June 30, 2024, was primarily related to the sale of one development lot at Maui Business Park.
Operating costs and expenses during the second quarter ended June 30, 2024, were primarily composed of charges related to increased estimated remediation work for legacy business operations in the amount of $2.2 million and cost of sales associated with development sales. The gain from disposals is due to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year.
Second quarter of 2023: Operating revenue of $3.6 million was primarily related to the sale of unimproved land on the island of Maui.
Land Operations operating profit of $1.7 million during the second quarter ended June 30, 2023, was primarily composed of the margin from unimproved land sales, partially offset by the carrying costs of landholdings.

Financial Results - First six months of 2024 compared with 2023

	Six Months Ended June 30,
(amounts in thousands; unaudited)	2024	2023
Development sales revenue	$4,136	$—
Unimproved/other property sales revenue	9,625	4,050
Other operating revenue[1]	392	2,053
Total Land Operations operating revenue	14,153	6,103
Land Operations operating costs and expenses	(9,339)	(5,577)
Selling, general and administrative	(638)	(930)
Gain (loss) on disposal of assets, net	2,148	1,117
Intersegment operating charges, net[2]	(18)	(145)
Earnings (loss) from joint ventures	1,694	929
Interest and other income (expense), net	99	110
Total Land Operations operating profit (loss)	$8,099	$1,607
[1] Other operating revenue includes revenue related to licensing and leasing of non-core legacy agricultural lands during the six months ended June 30, 2024 and 2023. Other revenue also includes trucking and storage operations during the six months ended June 30, 2023.

[2] Intersegment operating charges primarily from CRE that are eliminated in the consolidated results of operations.
First six months of 2024: Land Operations revenue during the six months ended June 30, 2024, was $14.2 million and included revenue from unimproved land sales on the islands of Maui and Kauai as well as the sale of three development lots at Maui Business Park.
Operating costs and expenses during the six months ended June 30, 2024, were primarily composed of charges related to increased estimated remediation work for legacy business operations in the amount of $2.2 million and cost of sales associated with development sales. The gain from disposals during the six months ended June 30, 2024, is due to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year. Earning from joint ventures increased during the six months ended June 30, 2024, due primarily to higher earnings from the Company's unconsolidated investment in a materials company.
First six months of 2023: Land Operations revenue was $6.1 million and included the sale of unimproved land on the islands of Maui and Kauai. Revenue also included other operating revenues related to the Company's legacy business activities in the Land Operations segment (primarily licensing and leasing of non-core legacy lands, and trucking services).
Land Operations operating profit of $1.6 million during the six months ended June 30, 2023, was composed of the margins resulting from unimproved land sales and legacy business activities noted above, as well as the gain on disposal of the Company's ownership interest in a legacy trucking and storage business on Maui and equity in earnings from the Company's unconsolidated investment in a materials company, partially offset by the carrying costs of landholdings.

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

Reconciliations of net income (loss) available to A&B common shareholders to FFO and Adjusted FFO for the three and six months ended June 30, 2024 and 2023, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss) available to A&B common shareholders	$9,104	$13,302	$29,078	$18,608
Depreciation and amortization of commercial real estate properties	8,890	9,078	17,865	18,170
(Income) loss from discontinued operations, net of income taxes	2,625	(4,206)	2,881	(8)
Income (loss) attributable to discontinued noncontrolling interest	—	1,661	—	1,633
FFO	$20,619	$19,835	$49,824	$38,403
Add (deduct) Adjusted FFO defined adjustments
(Gain)/loss on sale of legacy business[1]	(2,125)	—	(2,125)	(1,117)
Non-cash changes to liabilities related to legacy operations[2]	2,193	245	2,193	595
Legacy joint venture (income)/loss[3]	(996)	(541)	(1,694)	(929)
(Gain)/loss on fair value adjustments related to interest rate swaps	—	—	(3,675)	—
Non-recurring financing charges	—	—	2,350	—
Amortization of share-based compensation	1,262	2,684	2,388	4,260
Maintenance capital expenditures[4]	(3,224)	(1,659)	(5,242)	(2,971)
Leasing commissions paid	(223)	(522)	(538)	(816)
Straight-line lease revenue	(712)	(2,033)	(1,304)	(3,368)
Amortization of net debt premiums or discounts and deferred financing costs	248	242	491	481
Amortization of above and below-market leases, net	(100)	(273)	(196)	(548)
Adjusted FFO	$16,942	$17,978	$42,472	$33,990

[1] Primarily related to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year
[2] Primarily related to environmental reserves associated with legacy business activities in the Land Operations segment
[3] Includes joint ventures engaged in legacy business activities within the Land Operations segment
[4] Includes ongoing maintenance capital expenditures only

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
To emphasize, the Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies. Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three and six months ended June 30, 2024 and 2023, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
CRE Operating Profit	$22,611	$22,680	$44,592	$43,557
Depreciation and amortization	8,890	9,078	17,865	18,170
Straight-line lease adjustments	(712)	(2,033)	(1,304)	(3,368)
Favorable/(unfavorable) lease amortization	(100)	(240)	(196)	(515)
Termination fees and other	(527)	—	(528)	—
Other (income)/expense, net	(40)	(63)	(99)	(61)
Selling, general, administrative and other expenses	1,510	1,874	3,066	3,940
NOI	31,632	31,296	63,396	61,723
Less: NOI from acquisitions, dispositions, and other adjustments	(178)	(125)	(395)	(239)
Same-Store NOI	$31,454	$31,171	$63,001	$61,484

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from June 30, 2024) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures (including recent commercial real estate acquisitions and real estate developments); shareholder distributions; and working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of June 30, 2024, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
As of June 30, 2024, after the effects of interest rate swaps, the Company had $469.8 million of fixed rate debt with a weighted average interest rate of 4.8% and no variable rate debt. Of this amount, $115.2 million will become due in the next twelve months. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would have little impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; borrowing capacity under its credit facility; and proceeds from debt financings will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from June 30, 2024) and long-term (i.e., beyond the next twelve months).
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
As of June 30, 2024, there were no material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2023, with the exception of the issuance of a $60.0 million unsecured note and the maturity and repayment of the $57.5 million Laulani Village mortgage. Refer to Note 5 – Notes Payable and Other Debt in this report for further discussion.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2023 Form 10-K. As of June 30, 2024, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2023. Refer to Note 7 – Commitments and Contingencies in this report for further discussion.

Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been operating cash flows from continuing operations. For the six months ended June 30, 2024, operating cash flows from continuing operations of $39.6 million was primarily driven by cash generated by the Commercial Real Estate segment (the Company's core business). The Company's operating cash flows from continuing operations for the six months ended June 30, 2024, represents an increase of $1.7 million from $37.9 million for the six months ended June 30, 2023, due primarily to higher cash proceeds from unimproved land and development sales as well as 2024 collections on note receivables related to prior year land sales. Total cash flows in future periods may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy and development property sales.
The Company's other primary sources of liquidity include its cash on-hand of $29.5 million as of June 30, 2024, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from June 30, 2024), as well as long-term basis. With respect to the $500.0 million A&B Revolver available for general A&B purposes, as of June 30, 2024, the Company had $57.0 million of borrowings outstanding, no letters of credit issued against, and $443.0 million of available capacity. This credit facility has a term through August 29, 2025, plus two six-month optional extensions.
On August 13, 2021, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $150.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of June 30, 2024, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash used in investing activities for continuing operations was $8.1 million for the six months ended June 30, 2024, as compared to $13.8 million for the six months ended June 30, 2023. Cash used in investing activities for continuing operations during the six months ended June 30, 2024, was primarily driven by capital expenditures of $8.0 million. Net cash used in investing activities for continuing operations during the six months ended June 30, 2023, was primarily driven by capital expenditures of $16.6 million, including $9.5 million in capital expenditures for commercial real estate property acquisitions, partially offset by cash proceeds from the sale of the Company's legacy trucking and storage business in the Land Operations segment.
As it relates to the CRE segment, the Company differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
•Ongoing Maintenance Capital Expenditures: Costs necessary to maintain building value, the current income stream, and position in the market.
•Discretionary Capital Expenditures: Property acquisition, development and redevelopment activity, and tenant improvements to generate income and cash flow growth.
•Capitalized Indirect Costs: Certain costs related to the development and redevelopment of real estate properties, including: pre-construction costs; real estate taxes; insurance; construction costs; attributable interest expense; and salaries and related costs of personnel directly involved.

Capital expenditures for the respective periods for all segments were as follows (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capital expenditures for real estate
Ongoing maintenance capital expenditures
Building/area improvements	$1,352	$934	$2,516	$1,662
Tenant space improvements	1,872	725	2,726	1,309
Total ongoing maintenance capital expenditures for real estate	3,224	1,659	5,242	2,971
Discretionary capital expenditures
Property acquisitions	—	9,464	—	9,464
Development and redevelopment[1]	376	1,967	1,398	3,023
Tenant space improvements - nonrecurring	—	—	—	7
Total discretionary capital expenditures for real estate	376	11,431	1,398	12,494
Capitalized indirect costs	649	500	1,315	1,117
Total capital expenditures for real estate[1]	4,249	13,590	7,955	16,582
Corporate and other capital expenditures	16	26	56	52
Total Capital Expenditures[1]	$4,265	$13,616	$8,011	$16,634
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Cash used in financing activities for continuing operations was $29.3 million for the six months ended June 30, 2024, as compared to $15.9 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company's net cash outlays related to financing activities were due primarily to cash dividend payments totaling $32.6 million and repayments of secured and unsecured notes payable and other debt of $74.0 million, partially offset by cash proceeds of $60.0 million from the Series M Note and net borrowings of $20.0 million on the Company's revolving credit facility. During the six months ended June 30, 2023, the Company's net cash outlays related to financing activities were due primarily to cash dividend payments totaling $48.2 million and repayments of secured and unsecured notes payable and other debt of $19.3 million, partially offset by net borrowings of $54.0 million on the Company's revolving credit facility.
The Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock between January 1, 2024 and December 31, 2025. During the three and six months ended June 30, 2024, the Company did not repurchase any shares of its common stock.
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
During the six months ended June 30, 2024, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. As of June 30, 2024, no funds from tax-deferred sales or involuntary conversions were available for use and had not yet been reinvested under §1031 or §1033 of the Code.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.
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
During the quarter ended June 30, 2024, the Company repurchased no shares of its common stock. As of June 30, 2024, $100.0 million remains available under the stock repurchase program.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2024.

ITEM 6. EXHIBITS
EXHIBIT INDEX
10.     Material Contracts
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
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; (v) Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interest for the three and six months ended June 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

July 26, 2024	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Executive Vice President, Chief Financial Officer and Treasurer

July 26, 2024	By: /s/ Anthony J. Tommasino
Anthony J. Tommasino
Vice President and Controller