Form 10-Q
period 2024-09-30
Alexander & Baldwin, Inc.
filed 2024-10-25
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of September 30, 2024: 72,632,947

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands; unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Real estate investments
Real estate property	$1,644,293	$1,609,013
Accumulated depreciation	(249,281)	(227,282)
Real estate property, net	1,395,012	1,381,731
Real estate developments	54,696	58,110
Investments in real estate joint ventures and partnerships	5,907	6,850
Real estate intangible assets, net	32,564	36,298
Real estate investments, net	1,488,179	1,482,989
Cash and cash equivalents	17,919	13,517
Restricted cash	236	236
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $1,549 and $2,888 as of September 30, 2024, and December 31, 2023, respectively	3,501	4,533
Goodwill	8,729	8,729
Other receivables, net of allowances of $2,264 and $3,545 as of September 30, 2024, and December 31, 2023, respectively	12,607	23,601
Prepaid expenses and other assets	104,795	98,652
Assets held for sale	14,036	13,984
Total assets	$1,650,002	$1,646,241

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$472,179	$463,964
Accounts payable	4,910	5,845
Accrued post-retirement benefits	8,173	9,972
Deferred revenue	72,499	70,353
Accrued and other liabilities	94,059	93,096
Total liabilities	651,820	643,230
Commitments and Contingencies (Note 8)
Equity:
Common stock - no par value; authorized, 225,000,000 shares; outstanding, 72,632,947 and 72,447,510 shares at September 30, 2024, and December 31, 2023, respectively	1,810,443	1,809,095
Accumulated other comprehensive income (loss)	(2,059)	3,250
Distributions in excess of accumulated earnings	(810,202)	(809,334)
Total shareholders' equity	998,182	1,003,011
Total liabilities and equity	$1,650,002	$1,646,241
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenue:
Commercial Real Estate	$49,381	$48,232	$147,477	$145,635
Land Operations	12,563	4,263	26,716	10,366
Total operating revenue	61,944	52,495	174,193	156,001
Operating Costs and Expenses:
Cost of Commercial Real Estate	25,292	25,078	75,842	75,075
Cost of Land Operations	7,153	2,219	16,492	7,796
Selling, general and administrative	7,436	7,562	21,927	26,200
Impairment of assets	—	649	—	649
Total operating costs and expenses	39,881	35,508	114,261	109,720
Gain (loss) from disposals, net	—	—	2,148	1,117
Operating Income (Loss)	22,063	16,987	62,080	47,398
Other Income and (Expenses):
Income (loss) related to joint ventures	2,142	950	3,836	1,879
Interest and other income (expense), net (Note 2)	854	145	2,652	4
Interest expense	(5,680)	(6,077)	(17,119)	(16,975)
Income (Loss) from Continuing Operations Before Income Taxes	19,379	12,005	51,449	32,306
Income tax benefit (expense)	(75)	—	(174)	(7)
Income (Loss) from Continuing Operations	19,304	12,005	51,275	32,299
Income (loss) from discontinued operations, net of income taxes	(300)	3,894	(3,181)	3,902
Net Income (Loss)	19,004	15,899	48,094	36,201
Loss (income) attributable to discontinued noncontrolling interest	—	(1,250)	—	(2,883)
Net Income (Loss) Attributable to A&B Shareholders	$19,004	$14,649	$48,094	$33,318

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.27	$0.16	$0.71	$0.44
Discontinued operations available to A&B shareholders	(0.01)	0.04	(0.05)	0.02
Net income (loss) available to A&B shareholders	$0.26	$0.20	$0.66	$0.46

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.27	$0.16	$0.70	$0.44
Discontinued operations available to A&B shareholders	(0.01)	0.04	(0.04)	0.02
Net income (loss) available to A&B shareholders	$0.26	$0.20	$0.66	$0.46

Weighted-Average Number of Shares Outstanding:
Basic	72,630	72,623	72,597	72,597
Diluted	72,817	72,844	72,718	72,800

Amounts Available to A&B Common Shareholders (Note 14):
Continuing operations available to A&B common shareholders	$19,298	$11,984	$51,257	$32,217
Discontinued operations available to A&B common shareholders	(300)	2,644	(3,181)	1,019
Net income (loss) available to A&B common shareholders	$18,998	$14,628	$48,076	$33,236

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss)	$19,004	$15,899	$48,094	$36,201
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	(6,818)	7,540	(3,918)	8,044
Reclassification adjustment to interest expense included in Net Income (Loss)	(449)	(442)	(1,391)	(1,239)
Other comprehensive income (loss), net of tax	(7,267)	7,098	(5,309)	6,805
Comprehensive Income (Loss)	11,737	22,997	42,785	43,006
Comprehensive (income) loss attributable to discontinued noncontrolling interest	—	(1,250)	—	(2,883)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$11,737	$21,747	$42,785	$40,123
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands; unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$48,094	$36,201
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss (income) from discontinued operations	3,181	(3,902)
Depreciation and amortization	26,979	27,572
Provision for credit losses	(628)	—
Loss (gain) from disposals, net	(2,148)	(1,117)
Impairment of assets	—	649
Loss (gain) on de-designated interest rate swap valuation adjustment	(3,675)	—
Share-based compensation expense	3,654	5,283
Loss (income) related to joint ventures, net of operating cash distributions	(3,062)	(1,851)
Changes in operating assets and liabilities:
Trade and other receivables	(611)	(92)
Prepaid expenses and other assets	(3,649)	(3,531)
Development/other property inventory	8,018	(1,518)
Accrued post-retirement benefits	(1,798)	(10)
Accounts payable	(1,188)	258
Accrued and other liabilities	2,225	(2,179)
Operating cash flows from continuing operations	75,392	55,763
Operating cash flows from discontinued operations	(1,718)	(12,150)
Net cash provided by (used in) operations	73,674	43,613
Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(29,826)	(9,464)
Capital expenditures for property, plant and equipment	(11,878)	(13,595)
Proceeds from disposal of assets	41	3,294
Payments for purchases of investments in affiliates and other investments	(158)	(236)
Distributions of capital and other receipts from investments in affiliates and other investments	974	1
Investing cash flows from continuing operations	(40,847)	(20,000)
Investing cash flows from discontinued operations	15,000	647
Net cash provided by (used in) investing activities	(25,847)	(19,353)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	60,000	—
Payments of notes payable and other debt and deferred financing costs	(86,785)	(33,674)
Borrowings (payments) on line-of-credit agreement, net	35,000	69,000
Cash dividends paid	(48,822)	(64,249)
Repurchases of common stock and other payments	(2,818)	(3,576)
Financing cash flows from continuing operations	(43,425)	(32,499)
Financing cash flows from discontinued operations	—	(10,721)
Net cash provided by (used in) financing activities	(43,425)	(43,220)

Cash, Cash Equivalents, Restricted Cash, and Cash included in Assets Held for Sale
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash included in assets held for sale	4,402	(18,960)
Balance, beginning of period	13,753	34,409
Balance, end of period	$18,155	$15,449

	Nine Months Ended September 30,
	2024	2023
Other Cash Flow Information:
Interest paid, net of capitalized interest, for continuing operations	$14,014	$16,632
Interest paid, net of capitalized interest, for discontinued operations	$—	$521
Income tax (payments)/refunds, net	$(28)	$44

Noncash Investing and Financing Activities from continuing operations:
Capital expenditures included in accounts payable and accrued and other liabilities	$2,557	$1,390
Dividends declared but unpaid at end of period	$16,776	$532
Repurchases of capital stock in accrued and other liabilities	$—	$361

Noncash Investing and Financing Activities from discontinued operations:
Capital expenditures included in liabilities associated with assets held for sale	$—	$66

Reconciliation of cash, cash equivalents, restricted cash, and cash included in assets held for sale:
Beginning of the period:
Cash and cash equivalents	$13,517	$33,262
Restricted cash	236	998
Cash included in assets held for sale	—	149
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$13,753	$34,409

End of the period:
Cash and cash equivalents	$17,919	$11,841
Restricted cash	236	236
Cash included in assets held for sale	—	3,372
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$18,155	$15,449

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Three Months Ended September 30, 2024 and 2023
(amounts in thousands, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, July 1, 2023	72,625	$1,810,294	$1,514	$(788,101)	$1,023,707	$9,274
Net income (loss)	—	—	—	14,649	14,649	1,250
Other comprehensive income (loss), net of tax	—	—	7,098	—	7,098	—
Dividend on common stock ($0.22 per share)	—	—	—	(16,112)	(16,112)	—
Distributions to noncontrolling interest	—	—	—	—	—	(849)
Share-based compensation	—	1,023	—	—	1,023	—
Shares issued (repurchased), net	(89)	(1,554)	—	(17)	(1,571)	—
Balance, September 30, 2023	72,536	$1,809,763	$8,612	$(789,581)	$1,028,794	$9,675

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, July 1, 2024	72,622	$1,809,271	$5,208	$(812,907)	$1,001,572	$—
Net income (loss)	—	—	—	19,004	19,004	—
Other comprehensive income (loss), net of tax	—	—	(7,267)	—	(7,267)	—
Dividend on common stock ($0.2225 per share)	—	—	—	(16,297)	(16,297)	—
Share-based compensation	—	1,266	—	—	1,266	—
Shares issued (repurchased), net	11	(94)	—	(2)	(96)	—
Balance, September 30, 2024	72,633	$1,810,443	$(2,059)	$(810,202)	$998,182	$—
See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
For the Nine Months Ended September 30, 2024 and 2023
(amounts in thousands, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2023	72,463	$1,808,401	$1,807	$(774,503)	$1,035,705	$7,986
Net income (loss)	—	—	—	33,318	33,318	2,883
Other comprehensive income (loss), net of tax	—	—	6,805	—	6,805	—
Dividend on common stock ($0.66 per share)	—	—	—	(48,370)	(48,370)	—
Distributions to noncontrolling interest	—	—	—	—	—	(1,194)
Share-based compensation	—	5,283	—	—	5,283	—
Shares issued (repurchased), net	73	(3,921)	—	(26)	(3,947)	—
Balance, September 30, 2023	72,536	$1,809,763	$8,612	$(789,581)	$1,028,794	$9,675

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2024	72,448	$1,809,095	$3,250	$(809,334)	$1,003,011	$—
Net income (loss)	—	—	—	48,094	48,094	—
Other comprehensive income (loss), net of tax	—	—	(5,309)	—	(5,309)	—
Dividend on common stock ($0.668 per share)	—	—	—	(48,840)	(48,840)	—
Share-based compensation	—	3,654	—	—	3,654	—
Shares issued (repurchased), net	185	(2,306)	—	(122)	(2,428)	—
Balance, September 30, 2024	72,633	$1,810,443	$(2,059)	$(810,202)	$998,182	$—
See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. The Company operates in two segments: Commercial Real Estate ("CRE") and Land Operations. As of September 30, 2024, the Company's commercial real estate portfolio resides entirely in Hawai‘i and consists of 22 retail centers, 14 industrial assets and four office properties, representing a total of four million square feet of gross leasable area ("GLA"), as well as 142 acres of commercial land, of which substantially all is leased pursuant to urban ground leases. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
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
Interest and other income (expense), net
Interest and other income (expense), net for the three and nine months ended September 30, 2024 and 2023, included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$965	$84	$1,708	$277
Post-retirement benefit (expense)	(107)	130	(320)	(215)
Gain (loss) on fair value adjustments related to interest rate swaps	—	—	3,675	—
Financing charges	—	—	(2,350)	—
Other income (expense), net	(4)	(69)	(61)	(58)
Interest and other income (expense), net	$854	$145	$2,652	$4
3.    Real Estate Asset Acquisitions
During the nine months ended September 30, 2024, the Company acquired one industrial commercial real estate asset for $29.8 million, including acquisition costs. The transaction was structured to qualify as a reverse like-kind exchange under Section 1031 of the Internal Revenue Code and accordingly, was acquired by a variable interest entity ("VIE") formed by an exchange accommodation titleholder using funds loaned by the Company. The Company will operate the VIE pursuant to a management agreement until the reverse exchange transaction is completed or the Company elects to collapse the reverse exchange structure. As the primary beneficiary with the ability to control the activities that most significantly impact the VIE's economic performance and all the risks and rewards of ownership, the Company has consolidated the VIE. The assets of the VIE primarily consist of leased property (net real estate and intangibles).

The allocation of purchase price to assets acquired and liabilities assumed is as follows (in thousands):

Fair value of assets acquired
Assets acquired:
Land	$8,723
Property and improvements	20,978
In-place leases	1,051
Total assets acquired	$30,752

Liabilities assumed:
Unfavorable leases	$926
Total liabilities assumed	926
Net assets acquired	$29,826
As of the acquisition date, the weighted-average amortization periods of the in-place leases was approximately 12.8 years.
4.    Investments in Affiliates
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three and nine months ended September 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$38,967	$41,351	$124,003	$119,980
Operating costs and expenses	32,439	36,077	107,126	106,180
Gross Profit (Loss)	$6,528	$5,274	$16,877	$13,800
Income (Loss) from Continuing Operations[1]	$10,664	$1,149	$11,715	$322
Net Income (Loss)[1]	$10,664	$1,149	$11,715	$322

[1] Includes earnings from equity method investments held by the investee.
During the nine months ended September 30, 2024 and 2023, Income (loss) related to joint ventures was $3.8 million and $1.9 million, respectively, and return on investment operating cash distributions was $0.8 million and zero, respectively.
5.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of September 30, 2024 and December 31, 2023, (in thousands):

		Fair Value Measurements at
		September 30, 2024
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$3,065	$—	$3,065	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(3,306)	$—	$(3,306)	$—

		Fair Value Measurements at
		December 31, 2023
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$4,142	$—	$4,142	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(2,718)	$—	$(2,718)	$—
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
Impairment of Assets Held for Sale, net: As of September 30, 2024 and December 31, 2023, one CRE improved property met the criteria for classification as held for sale and accordingly, was measured at its fair value less costs to sell, resulting in an impairment charge of $2.2 million recorded during the year ended December 31, 2023. During the three and nine months ended September 30, 2024, the Company recorded no additional fair value adjustment related to assets and liabilities held for sale. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they are determined using significant unobservable inputs such as management assumptions about expected sales proceeds from third parties.
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

[1] Assets or liabilities are presented in Assets held for sale or Accrued and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. Impairment loss was recorded during the year ended December 31, 2023, in Impairment of assets in the Condensed Consolidated Statements of Operations.

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
The fair value of the Company's notes receivable approximated the carrying amount of $8.1 million and $20.8 million as of September 30, 2024 and December 31, 2023, respectively. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.
At September 30, 2024, the carrying amount of the Company's notes payable and other debt was $472.2 million and the corresponding fair value was $473.2 million. At December 31, 2023, the carrying amount of the Company's notes payable and other debt was $464.0 million and the corresponding fair value was $452.5 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.

6.    Notes Payable and Other Debt
As of September 30, 2024 and December 31, 2023, notes payable and other debt consisted of the following (dollars in thousands):

	Interest Rate (%)	Maturity Date		Principal Outstanding
				September 30, 2024	December 31, 2023
Secured:
Laulani Village	3.93%	2024		$—	$57,798
Pearl Highlands	4.15%	2024		73,432	75,137
Photovoltaic Financing	(1)	(1)		3,856	4,073
Manoa Marketplace	(2)	2029		51,345	52,705
Subtotal				$128,633	$189,713
Unsecured:
Series A Note	5.53%	2024		$—	$7,125
Series J Note	4.66%	2025		10,000	10,000
Series B Note	5.55%	2026		18,000	27,000
Series C Note	5.56%	2026		7,000	9,000
Series F Note	4.35%	2026		7,250	9,650
Series H Note	4.04%	2026		50,000	50,000
Series K Note	4.81%	2027		34,500	34,500
Series G Note	3.88%	2027		17,125	22,125
Series L Note	4.89%	2028		18,000	18,000
Series I Note	4.16%	2028		25,000	25,000
Term Loan 5	4.30%	2029		25,000	25,000
Series M Note	6.09%	2032		60,000	—
Subtotal				$271,875	$237,400
Revolving Credit Facilities:
A&B Revolver	(3)	2025	(4)	72,000	37,000
Total debt (contractual)				$472,508	$464,113
Unamortized debt premium (discount)				$39	$—
Unamortized debt issuance costs				(368)	(149)
Total debt (carrying value)				$472,179	$463,964

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
On October 17, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement with Bank of America N.A, as administrative agent, First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, which amended and restated the existing $500.0 million committed revolving credit facility ("A&B Revolver"). The Fourth Amended and Restated Credit Agreement decreased the total revolving commitment to $450.0 million extended the term of the facility to October 2028 with two six-month extension options, and amended certain covenants.
7.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate interest debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.

Cash Flow Hedges of Interest Rate Risk
As of September 30, 2024, the Company had three interest rate swap agreements, all three of which were designated as cash flow hedges. The key terms are as follows (dollars in thousands):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	September 30, 2024	September 30, 2024	December 31, 2023
Interest Rate Swap Agreements
4/7/2016	8/1/2029	3.14%	$51,345	$3,065	$4,142
5/1/2024	12/9/2031	4.88%	$57,000	$(1,443)	$(1,144)
Forward-Starting Interest Rate Swap Agreement
12/9/2024	12/9/2031	4.83%	$73,000	$(1,863)	$(1,574)
The asset related to the interest rate swap and liabilities related to the interest rate swap and forward interest rate swap as of September 30, 2024 and December 31, 2023, are presented within Prepaid expenses and other assets and Accrued and other liabilities, respectively, in the condensed consolidated balance sheets. Changes in fair value of designated cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt. Changes in fair value of undesignated cash flow hedges, including de-designated hedges, are recorded in Interest and other income (expense), net.
In 2022, the Company entered into two forward starting interest rate swap agreements with notional amounts of $57.0 million and $73.0 million in order to hedge interest rate fluctuations related to $130.0 million of future financing aligned with the effective and maturity dates listed. The Company designated the hedging relationships of these two forward interest swap agreements as cash flow hedges at their inception. In December 2023, the Company de-designated the forward interest swap agreements as it was determined that underlying cash flows related to the designated hedging relationships were no longer probable of occurring. As a result, for the year ended December 31, 2023, the Company reclassified from Accumulated other comprehensive income (loss) and recognized in Interest and other income (expense), net a $2.7 million loss related to the fair value adjustment of the de-designated hedging relationships. Subsequent changes in fair value of the forward interest rate swaps were recorded in earnings until, on February 29, 2024, the Company re-designated the hedging relationships of both forward interest rate swaps in anticipation of future financing. The Company recorded a gain on forward interest rate swap valuation adjustment of $3.7 million during the nine months ended September 30, 2024, that occurred prior to the date of re-designation. Cash settlements related to the $57.0 million notional amount interest rate swap began on May 1, 2024. As of September 30, 2024, there was one forward-starting interest rate swap remaining.
Statement of Comprehensive Income (Loss) Derivative Instruments Impact
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statements of comprehensive income (loss) during the three and nine months ended September 30, 2024 and 2023, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Information regarding derivatives designated as hedging instruments
Amount of gain (loss) recognized in OCI on derivatives	$(6,818)	$7,540	$(3,918)	$8,044
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(449)	$(442)	$(1,391)	$(1,239)

As of September 30, 2024, the Company expects to reclassify $1.9 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.

8.    Commitments and Contingencies
Commitments and other financial arrangements
Bonds related to the Company's real estate activities totaled $17.0 million as of September 30, 2024, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.
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
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, the Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against the BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. On February 17, 2022, the Sierra Club filed its notice of appeal challenging the decision on the August 2020 trial. The court separately considered a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny it a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. In that case, on May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated, ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits would be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 to address the continuation of the revocable permits for both calendar years 2021 and 2022 and the BLNR issued a decision on June 30, 2022. On December 27, 2021, while the BLNR’s decision in the contested case hearing was pending, the court further modified its ruling to allow the permits to remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court. On April 26, 2022, the court orally granted an extension of the May 1, 2022 deadline to the earlier of June 15, 2022, or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or as may be further ordered by the court. On June 1, 2022, the court granted an extension of the June 15, 2022 deadline to the earlier of July 15, 2022 or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022 or as may be further ordered by the court. On June 30, 2022, the BLNR issued its final decision on the contested case hearing on the permits for calendar years 2021 and 2022, approving the continuation of the permits through the end of calendar year 2022. The Company and the BLNR appealed the court’s determination that the Sierra Club was entitled to a contested case hearing on the 2021 revocable permits. At the request of the Sierra Club, the Intermediate Court of Appeals held oral argument on the matter on December 13, 2023. On April 12, 2024, the ICA issued its opinion holding that the Sierra Club was not entitled to a contested case hearing, the circuit court erred by modifying the permits, and the Sierra Club was not entitled to attorneys’ fees and costs. The Sierra Club filed an application with the Supreme Court of Hawai’i for a writ of certiorari challenging the ICA’s opinion. On July 11, 2024, the Supreme Court of Hawai’i entered its order accepting Sierra Club's application for a writ of certiorari. In July 2022, the Sierra Club filed a separate appeal challenging the BLNR’s June 30, 2022 decision on the contested case hearing on the permits for calendar years 2021 and 2022. On March 31, 2023, the court entered its decision on appeal, dismissing the appeal as moot. On January 29, 2024, the court entered final judgment in this case. On February 8, 2024, the Sierra Club filed a notice of appeal with the Hawaii Intermediate Court of Appeals.
On November 10, 2022, the BLNR voted to continue the revocable permits for calendar year 2023 and, at that same meeting, denied the Sierra Club’s oral request for a contested case hearing. The Sierra Club subsequently submitted a written request to the BLNR for a contested case hearing on the continuation of the revocable permits, which the BLNR denied on December 9,

2022. On November 29, 2022, the Sierra Club filed an appeal of the BLNR’s decisions to deny its oral request for a contested case hearing and to continue the revocable permits for 2023 and on December 15, 2022, the Sierra Club amended its appeal to also challenge the BLNR’s denial of its written request for a contested case hearing. On June 16, 2023, the Circuit Court entered its Decision on Appeal; and Interim Modification of Permits Pursuant to HRS 91-14(g) in which the court concluded that the Sierra Club was again entitled to a contested case hearing on the continuation of the revocable permits for calendar year 2023. The court also modified the BLNR’s decision to continue the revocable permits by reducing the cap to 31.5 million gallons per day. A&B/EMI filed motions to increase the modified cap and for leave to take an immediate appeal. On August 11, 2023, the court entered its order denying A&B/EMI’s motion for leave to take an immediate appeal. On September 8, 2023, the court entered its ruling denying without prejudice A&B/EMI’s motion to increase the modified cap. On August 17, 2023, Sierra Club filed its First Motion to Modify Permits, asking the court to impose conditions on the revocable permits requiring A&B/EMI to determine the water needs of the County of Maui Fire Department and to line one reservoir, which the court granted in part, ordering the parties to meet with the County of Maui Fire Department to discuss the Department’s water needs. In January 2024, the court entered final judgment in this case. In February 2024, A&B/EMI and BLNR filed separate notices of appeal with the Hawaii Intermediate Court of Appeals.
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

9.    Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 10 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three and nine months ended September 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Commercial Real Estate	$49,381	$48,232	$147,477	$145,635
Land Operations:
Development sales revenue	1,853	—	5,989	—
Unimproved/other property sales revenue	10,557	4,025	20,182	8,075
Other operating revenue	153	238	545	2,291
Land Operations	12,563	4,263	26,716	10,366
Total revenues	$61,944	$52,495	$174,193	$156,001

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable	$5,050	$7,421
Allowances (credit losses and doubtful accounts)	(1,549)	(2,888)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$3,501	$4,533

Variable consideration[1]	$62,000	$62,000
Prepaid rent	7,163	4,985
Other deferred revenue	3,336	3,368
Deferred revenue	$72,499	$70,353

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three and nine months ended September 30, 2024, the Company recognized $0.1 million in revenue related to the Company's variable consideration and other deferred revenue reported as of December 31, 2023.

10.    Leases - The Company as a Lessor
The Company leases real estate property to tenants under operating leases. Such activity is primarily composed of operating leases within its CRE segment.
The historical cost of, and accumulated depreciation on, leased property as of September 30, 2024, and December 31, 2023, were as follows (in thousands):

	September 30, 2024	December 31, 2023
Leased property - real estate	$1,646,929	$1,607,919
Less: accumulated depreciation	(250,721)	(228,714)
Property under operating leases - net[1]	$1,396,208	$1,379,205
[1]Property under operating leases as of September 30, 2024, and December 31, 2023, includes leased property included in Assets held for sale.
Total rental income (i.e., revenue) under these operating leases during the three and nine months ended September 30, 2024 and 2023, relating to lease payments and variable lease payments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease payments	$33,941	$33,449	$101,118	$100,577
Variable lease payments	15,875	15,250	47,626	46,317
Revenues deemed uncollectible, net	(363)	(321)	(960)	(821)
Total rental income	$49,453	$48,378	$147,784	$146,073
Contractual future lease payments to be received on non-cancelable operating leases as of September 30, 2024, were as follows (in thousands):

September 30, 2024
2024	33,868
2025	129,964
2026	116,381
2027	103,196
2028	86,798
2029	68,848
Thereafter	547,966
Total future lease payments to be received	$1,087,021
11.    Leases - The Company as a Lessee
There have been no material changes from the Company's leasing activities as a lessee described in Note 13 to the consolidated financial statements included in Item 8 of the Company's 2023 Form 10-K. The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three and nine months ended September 30, 2024 and 2023, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$483	$448	$1,431	$1,517
Finance lease cost:
Amortization of right-of-use assets	73	44	217	129
Interest on lease liabilities	47	50	142	102
Total lease cost - operating and finance leases	$603	$542	$1,790	$1,748

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
During the nine months ended September 30, 2024, the Company granted approximately 356,500 of restricted stock unit awards with a weighted average grant date fair value of $17.73. During the nine months ended September 30, 2023, the Company granted approximately 403,400 of restricted stock unit awards with a weighted average grant date fair value of $21.82.
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

	2024 Grants	2023 Grants
Volatility of A&B common stock	27.4%	31.8% to 49.1%
Average volatility of peer companies	29.9%	33.6% to 48.2%
Risk-free interest rate	4.0%	3.8% to 4.5%
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based expense:
Time-based and market-based restricted stock units	$1,266	$1,023	$3,654	$5,283
13.    Income Taxes
The Company has been organized and operates in a manner that enables it to qualify, and management believes it will continue to qualify, as a REIT for federal income tax purposes.

As of September 30, 2024, tax years 2020 and later are open to audit by the tax authorities. Management believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
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

The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from continuing operations	$19,304	$12,005	$51,275	$32,299
Distributions and allocations to participating securities	(6)	(21)	(18)	(82)
Income (loss) from continuing operations available to A&B shareholders	19,298	11,984	51,257	32,217
Income (loss) from discontinued operations	(300)	3,894	(3,181)	3,902
Exclude: Loss (income) attributable to discontinued noncontrolling interest	—	(1,250)	—	(2,883)
Net income (loss) available to A&B common shareholders	$18,998	$14,628	$48,076	$33,236
The number of shares used to compute basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Denominator for basic EPS - weighted average shares outstanding	72,630	72,623	72,597	72,597
Effect of dilutive securities:
Restricted stock unit awards	187	221	121	203
Denominator for diluted EPS - weighted average shares outstanding	72,817	72,844	72,718	72,800

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of anti-dilutive securities	2	74	2	66

15.    Accumulated Other Comprehensive Income (Loss)
For the nine months ended September 30, 2024, other comprehensive income (loss) principally includes unrealized interest rate hedging gains and losses and associated reclassification adjustments to interest expense. The components of Accumulated other comprehensive income (loss), net of taxes, were as follows as of September 30, 2024, and December 31, 2023, (in thousands):

	September 30, 2024	December 31, 2023
Post-retirement plans	$(133)	$(150)
Non-qualified benefit plans	(48)	(31)
Interest rate swaps	(1,878)	3,431
Accumulated other comprehensive income (loss)	$(2,059)	$3,250

The changes in Accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2024, were as follows (in thousands, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2024	$(181)	$3,431	$3,250
Other comprehensive income (loss) before reclassifications, net of taxes of $0	—	(3,918)	(3,918)
Amounts reclassified from accumulated other comprehensive income (loss)[1]	—	(1,391)	(1,391)
Other comprehensive income (loss), net of taxes	—	(5,309)	(5,309)
Balance, September 30, 2024	$(181)	$(1,878)	$(2,059)
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
Reportable segment information for the three and nine months ended September 30, 2024 and 2023, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenue:
Commercial Real Estate	$49,381	$48,232	$147,477	$145,635
Land Operations	12,563	4,263	26,716	10,366
Total operating revenue	61,944	52,495	174,193	156,001
Operating Profit (Loss):
Commercial Real Estate[1]	22,829	20,649	67,421	64,206
Land Operations	7,881	2,878	15,980	4,485
Total operating profit (loss)	30,710	23,527	83,401	68,691
Interest expense	(5,680)	(6,077)	(17,119)	(16,975)
Corporate and other expense	(5,651)	(5,445)	(14,833)	(19,410)
Income (Loss) from Continuing Operations Before Income Taxes	$19,379	$12,005	$51,449	$32,306

[1] Commercial Real Estate segment operating profit (loss) includes intersegment operating revenue, primarily from the Land Operations segment that is eliminated in the consolidated results of operations.

17.    Held for Sale and Discontinued Operations
Held for Sale
In November 2023, the Company entered into a disposition agreement with an unrelated third party for the sale of Waipouli Town Center, a retail property within the Commercial Real Estate segment. The transaction is structured to qualify as a like-kind exchange under section §1031 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to allow time for the Company to identify suitable replacement property, the Company had up to one year from the agreement execution date to close the transaction, at its option. The Company determined that the property met the criteria to be classified as held for sale as of the agreement execution date of November 15, 2023, but would not be considered discontinued operations as it neither represents a strategic shift, nor will it have a material impact on the Company's operations and financial results. On October 21, 2024, the Company completed the disposition of Waipouli Town Center. Assets associated with Waipouli Town Center are presented in the Condensed Consolidated Balance Sheets as Assets held for sale as of September 30, 2024, and December 31, 2023. Liabilities associated with assets held for sale are presented in Accrued and other liabilities, as of September 30, 2024, and December 31, 2023.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (in thousands):

	September 30, 2024	December 31, 2023

Real estate investments
Real estate property	$17,592	$17,556
Accumulated depreciation	(1,817)	(1,817)
Real estate property, net	15,775	15,739
Real estate intangible assets, net	307	307
Real estate investments, net	16,082	16,046
Prepaid expenses and other assets	137	121
Less: Impairment recognized on classification as held for sale	(2,183)	(2,183)
Total Assets held for sale	$14,036	$13,984

Accrued and other liabilities	55	55
Total Liabilities associated with assets held for sale[1]	$55	$55
[1]Liabilities associated with assets held for sale is presented in Accrued and other liabilities on the Condensed Consolidated Balance Sheets for all periods presented.
Discontinued Operations
Income (loss) from discontinued operations for the three and nine months ended September 30, 2023, primarily relates to Grace Pacific and the Company-owned quarry land on Maui (collectively, the “Grace Disposal Group”), which was sold in November 2023. Income (loss) from discontinued operations for the three and nine months ended September 30, 2024, primarily relates to the resolution of cessation related claim liabilities associated with the Company's former sugar operations in the amount of $0.2 million and $3.2 million recognized during the three and nine months ended September 30, 2024, respectively.
The following table summarizes income (loss) from discontinued operations included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$—	$59,916	$—	$169,630
Cost of sales[1]	(124)	(51,334)	48	(149,680)
Selling, general and administrative[1]	(176)	(4,238)	(3,229)	(14,091)
Gain (loss) on disposal of assets, net	—	(22)	—	(30)
Operating income (loss) from discontinued operations[1]	(300)	4,322	(3,181)	5,829
Income (loss) related to joint ventures	—	(311)	—	(1,497)
Interest and other income (expense), net	—	(24)	—	54
Interest expense	—	(93)	—	(484)
Income (loss) from discontinued operations before income taxes[1]	(300)	3,894	(3,181)	3,902
Income tax benefit (expense) attributable to discontinued operations	—	—	—	—
Income (loss) from discontinued operations[1]	(300)	3,894	(3,181)	3,902
Loss (income) attributable to discontinued noncontrolling interest	—	(1,250)	—	(2,883)
Income (loss) from discontinued operations attributable to A&B Shareholders[1]	$(300)	$2,644	$(3,181)	$1,019
[1]For the three and nine months ended September 30, 2024, the Company recognized $0.2 million and $3.2 million, respectively, in costs related to the resolution of cessation related claim liabilities related to the Company's former sugar operations. For the three months ended September 30, 2023, the Company recognized $0.1 million in costs associated with the resolution of liabilities, offsetting $0.1 million in income recognized for the six months ended June 30, 2023, due to the favorable resolution of liabilities related to the Company’s former sugar operations.

During the nine months ended September 30, 2024, the Company recorded no additional fair value adjustment related to assets and liabilities held for sale.
Related Party Transactions within Discontinued Operations and Held for Sale: Related to the Grace Disposal Group, the Company entered into contracts in the ordinary course of business, as a supplier, with affiliate entities that required accounting under the equity method due to the Company's financial interests in such entities and also with affiliate parties that are members in entities in which the Company also was a member and held a controlling financial interest. Related to the periods during which such relationships existed, revenues earned from transactions with such affiliates were $5.1 million for the three months ended September 30, 2023, and $13.2 million for the nine months ended September 30, 2023. Expenses recognized from transactions with such affiliates were $0.9 million for the three months ended September 30, 2023, and $4.4 million for the nine months ended September 30, 2023. Due to the sale of the Grace Disposal Group in November 2023, these relationships no longer exist and consequently, for the three and nine months ended September 30, 2024, there were no revenues earned or expenses recognized from transactions with such affiliates.

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
Forward-Looking Statements
Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, the evaluation of alternatives by the Company related to its non-core assets, and the risk factors discussed in the Company's most recent Form 10-K, Form 10-Q and other filings with the SEC. The information in this Form 10-Q should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three and nine months ended September 30, 2024, as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three and nine months ended September 30, 2024, as compared to the corresponding period of the preceding fiscal year.
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
Simplification strategy
As a REIT focused on Hawai‘i commercial real estate, the Company has pursued the monetization and disposition of legacy, non-core assets and landholdings in order to simplify its business and allocate its capital resources to commercial real estate. In November 2023, the Company completed the sale of its interests in Grace Pacific, a materials and construction company, and Company-owned quarry land on Maui (collectively, the "Grace Disposal Group"), marking the last major step in the Company's simplification efforts that began in 2016. The financial results associated with the Grace Disposal Group are classified as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2023 and cash flows for the nine months ended September 30, 2023. Related to the Land Operations segment, during the nine months ended September 30, 2024, the Company completed the sale of approximately 420 acres of land holdings on Maui and Kauai for $20.1 million.

Consolidated Results of Operations
The following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Financial results - Third quarter of 2024 compared with 2023

(amounts in thousands, except percentage and per share data; unaudited)	Three Months Ended September 30,		2024 vs 2023
	2024	2023	$	%
Operating revenue	$61,944	$52,495	$9,449	18.0%
Cost of operations	(32,445)	(27,297)	(5,148)	(18.9)%
Selling, general and administrative	(7,436)	(7,562)	126	1.7%
Impairment of assets	—	(649)	649	100.0%
Operating income (loss)	22,063	16,987	5,076	29.9%
Income (loss) related to joint ventures	2,142	950	1,192	125.5%
Interest and other income (expense), net	854	145	709	5X
Interest expense	(5,680)	(6,077)	397	6.5%
Income tax benefit (expense)	(75)	—	(75)	NM
Income (loss) from continuing operations	19,304	12,005	7,299	60.8%
Income (loss) from discontinued operations (net of income taxes)	(300)	3,894	(4,194)	NM
Net income (loss)	19,004	15,899	3,105	19.5%
(Income) loss attributable to discontinued noncontrolling interest	—	(1,250)	1,250	100.0%
Net income (loss) attributable to A&B	$19,004	$14,649	$4,355	29.7%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.27	$0.16	$0.11	68.8%
Basic earnings (loss) per share - discontinued operations	(0.01)	0.04	(0.05)	NM
	$0.26	$0.20	$0.06	30.0%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.27	$0.16	$0.11	68.8%
Diluted earnings (loss) per share - discontinued operations	(0.01)	0.04	(0.05)	NM
	$0.26	$0.20	$0.06	30.0%

Continuing operations available to A&B common shareholders	$19,298	$11,984	$7,314	61.0%
Discontinued operations available to A&B common shareholders	(300)	2,644	(2,944)	NM
Net income (loss) available to A&B common shareholders	$18,998	$14,628	$4,370	29.9%

Funds From Operations ("FFO")[1]	$28,230	$21,150	$7,080	33.5%
Adjusted FFO[1]	$23,414	$17,430	$5,984	34.3%

FFO per diluted share	$0.39	$0.29	$0.10	34.5%
Weighted average diluted shares outstanding (FFO/Adjusted FFO)[2]	72,817	72,844

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Adjusted FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.

Operating revenue during the third quarter ended September 30, 2024, increased 18.0%, or $9.4 million, to $61.9 million, due primarily to higher revenues from the Land Operations segment's unimproved and other land sales of approximately 81 acres of land holdings on Maui, as well as the sale of one development parcel at Maui Business Park in the third quarter of 2024.
Cost of operations during the third quarter ended September 30, 2024, increased 18.9%, or $5.1 million, to $32.4 million, due primarily to the Land Operations segment's higher cost of sales associated with unimproved and other land sales and the Maui Business Park development lot sale.
Impairment of assets of $0.6 million during the third quarter ended September 30, 2023, related to abandonment of potential CRE development projects.
Income (loss) related to joint ventures during the third quarter ended September 30, 2024, increased 125.5%, or $1.2 million, to $2.1 million, due primarily to higher earnings from the Company's unconsolidated investment in a materials company.
Interest and other income (expense), net during the third quarter ended September 30, 2024, increased $0.7 million, to $0.9 million due primarily to the collection of interest income related to a note receivable, which was previously reserved, in the third quarter of 2024.
Loss from discontinued operations (net of income taxes) during the third quarter ended September 30, 2024, of $0.3 million relates to the resolution of cessation related liabilities associated with the Company's former sugar operations. Income from discontinued operations (net of income taxes) during the third quarter ended September 30, 2023, of $3.9 million primarily relates to operations of the Grace Disposal Group, which was sold in November 2023.

Financial results - First Nine Months of 2024 compared with 2023

(amounts in thousands, except percentage data and per share data; unaudited)	Nine Months Ended September 30,		2024 vs 2023
	2024	2023	$	%
Operating revenue	$174,193	$156,001	$18,192	11.7%
Cost of operations	(92,334)	(82,871)	(9,463)	(11.4)%
Selling, general and administrative	(21,927)	(26,200)	4,273	16.3%
Impairment of assets	—	(649)	649	100.0%
Gain (loss) from disposals, net	2,148	1,117	1,031	92.3%
Operating income (loss)	62,080	47,398	14,682	31.0%
Income (loss) related to joint ventures	3,836	1,879	1,957	104.2%
Interest and other income (expense), net	2,652	4	2,648	662X
Interest expense	(17,119)	(16,975)	(144)	(0.8)%
Income tax benefit (expense)	(174)	(7)	(167)	24X
Income (loss) from continuing operations	51,275	32,299	18,976	58.8%
Income (loss) from discontinued operations (net of income taxes)	(3,181)	3,902	(7,083)	NM
Net income (loss)	48,094	36,201	11,893	32.9%
(Income) loss attributable to discontinued noncontrolling interest	—	(2,883)	2,883	100.0%
Net income (loss) attributable to A&B	$48,094	$33,318	$14,776	44.3%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.71	$0.44	$0.27	61.4%
Basic earnings (loss) per share - discontinued operations	(0.05)	0.02	(0.07)	NM
	$0.66	$0.46	$0.20	43.5%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.70	$0.44	$0.26	59.1%
Diluted earnings (loss) per share - discontinued operations	(0.04)	0.02	(0.06)	NM
	$0.66	$0.46	$0.20	43.5%

Continuing operations available to A&B common shareholders	$51,257	$32,217	$19,040	59.1%
Discontinued operations available to A&B common shareholders	(3,181)	1,019	(4,200)	NM
Net income (loss) available to A&B common shareholders	$48,076	$33,236	$14,840	44.7%

Funds From Operations ("FFO")[1]	$78,054	$59,553	$18,501	31.1%
Adjusted FFO[1]	$65,886	$51,420	$14,466	28.1%

FFO per diluted share	$1.07	$0.82	$0.25	30.5%
Weighted average diluted shares outstanding (FFO/Adjusted FFO)[2]	72,718	72,800

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Adjusted FFO.
The causes of material changes in the condensed consolidated statements of operations for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the nine months ended September 30, 2024, increased 11.7%, or $18.2 million, to $174.2 million, primarily due to higher revenues from the Land Operations segment's unimproved and other land sales of approximately 420 acres of land holdings on Maui and Kauai, as well as the sale of four development lots at Maui Business Park in the current period compared to none in the prior year period.

Cost of operations for the nine months ended September 30, 2024, increased 11.4% or $9.5 million, to $92.3 million, primarily due to the Land Operations segment's higher cost of sales associated with unimproved and other land sales and the Maui Business Park development lot sales.
Selling, general and administrative for the nine months ended September 30, 2024, decreased 16.3%, or $4.3 million, to $21.9 million, due to lower personnel-related expenses primarily related to the Chief Executive Officer transition in the prior year.
Impairment of assets of $0.6 million during the nine months ended September 30, 2023, related to abandonment of potential CRE development projects.
Gain from disposals, net of $2.1 million for the nine months ended September 30, 2024, is related to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year. Gain from disposals, net of $1.1 million for the nine months ended September 30, 2023, was primarily due to the sale of the Company's ownership interest in a legacy trucking and storage business on Maui.
Income (loss) related to joint ventures for the nine months ended September 30, 2024, increased 104.2%, or $2.0 million, to $3.8 million, due primarily to higher earnings from the Company's unconsolidated investment in a materials company.
Interest and other income (expense), net of $2.7 million for nine months ended September 30, 2024, was due primarily to a gain on the fair value adjustment for two forward interest rate swaps and the collection of interest income related to a note receivable, which was previously reserved, that was collected in the third quarter of 2024, partially offset by a one-time financing charge.
Loss from discontinued operations (net of income taxes) for the nine months ended September 30, 2024, of $3.2 million relates to the resolution of cessation related liabilities associated with the Company's former sugar operations. Income from discontinued operations (net of income taxes) during the nine months ended September 30, 2023, of $3.9 million primarily relates to operations of the Grace Disposal Group, which was sold in November 2023.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - Third quarter of 2024 compared with 2023
Results of operations for the third quarter ended September 30, 2024 and 2023, were as follows:

(amounts in thousands, except percentage data and acres; unaudited)	Three Months Ended September 30,		2024 vs 2023
	2024	2023	$	%
Commercial Real Estate operating revenue	$49,381	$48,232	$1,149	2.4%
Commercial Real Estate operating costs and expenses	(25,292)	(25,078)	(214)	(0.9)%
Selling, general and administrative	(1,292)	(1,703)	411	24.1%
Intersegment operating revenue, net[1]	6	6	—	—%
Impairment of real estate assets	—	(649)	649	100.0%
Interest and other income (expense), net	26	(159)	185	NM
Commercial Real Estate operating profit (loss)	$22,829	$20,649	$2,180	10.6%

Net Operating Income ("NOI")[2]	$32,368	$31,011	$1,357	4.4%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$32,156	$30,879	$1,277	4.1%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	4,014	3,934	80	2%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
Commercial Real Estate operating revenue increased 2.4% or $1.1 million, to $49.4 million for the third quarter ended September 30, 2024, as compared to the third quarter ended September 30, 2023. Operating profit increased 10.6%, or $2.2 million, to $22.8 million for the third quarter ended September 30, 2024, as compared to the third quarter ended September 30, 2023. The increase in operating revenue from the prior year period was primarily driven by higher rental and recovery revenue. The increase in operating profit from the prior year period was due primarily driven by the aforementioned higher revenues, compounded by lower selling, general, and administrative expenses in the current year, as well as lower impairment of real estate assets of $0.6 million for the three months ended September 30, 2023, related to the abandonment of potential CRE development projects, that did not recur in the current year.

Financial results - First Nine Months of 2024 compared with 2023
Operating results for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were as follows:

	Nine Months Ended September 30,		2024 vs 2023
(amounts in thousands, except percentage data; unaudited)	2024	2023	$	%[1]
Commercial Real Estate operating revenue	$147,477	$145,635	$1,842	1.3%
Commercial Real Estate operating costs and expenses	(75,842)	(75,075)	(767)	(1.0)%
Selling, general and administrative	(4,358)	(5,643)	1,285	22.8%
Intersegment operating revenue, net[1]	19	36	(17)	(47.2)%
Impairment of real estate assets	—	(649)	649	100.0%
Interest and other income (expense), net	125	(98)	223	NM
Commercial Real Estate operating profit (loss)	$67,421	$64,206	$3,215	5.0%

Net Operating Income ("NOI")[2]	$95,764	$92,734	$3,030	3.3%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$95,157	$92,363	$2,794	3.0%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
Commercial Real Estate operating revenue increased 1.3% or $1.8 million, to $147.5 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Operating profit increased 5.0%, or $3.2 million, to $67.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in operating revenue from the prior year was primarily driven by higher rental and recovery revenue. The increase in operating profit from the prior year was primarily driven by the aforementioned higher revenues, compounded by lower selling, general, and administrative expenses in the current year.

Commercial Real Estate portfolio additions, transfers, and dispositions
During the three and nine months ended September 30, 2024, the Company's acquisitions of commercial real estate properties were as follows (dollars in millions):

Acquisitions
Property	Location	Date (Month/Year)	Transaction Price	GLA (SF)
Waihona Industrial	Oahu	09/2024	$29.7	81,495
During the three and nine months ended September 30, 2024, the Company had no transfers or dispositions of commercial real estate properties.
Leasing activity
During the third quarter ended September 30, 2024, the Company signed 23 new leases and 48 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 182,100 square feet of GLA. The 23 new leases consist of 35,100 square feet with an average annual base rent of $38.03 per-square-foot. Of the 23 new leases, 13 leases with a total GLA of 24,600 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 13 leases, resulted in an 21.6% average base rent increase over comparable expiring leases. The 48 renewal leases consist of 147,000 square feet with an average annual base rent of $36.33 per square foot. Of the 48 renewal leases, 40 leases with a total GLA of 132,000 square feet were considered comparable and resulted in an 14.3% average base rent increase over comparable expiring leases. The Company signed one new ground lease renewals during the third quarter ended September 30, 2024.
Leasing activity summarized by asset class for the three and nine months ended September 30, 2024, were as follows:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]
Retail	38	83,885	$57.48	18.2%	103	210,993	$47.79	13.0%
Industrial	27	81,848	$17.45	9.9%	50	259,696	$16.50	7.5%
Office	6	16,392	$26.00	3.5%	9	19,754	$27.04	2.4%
Subtotal - Improved properties	71	182,125	$36.66	15.3%	162	490,443	$30.39	11.2%
Ground	1	N/A1	$0.0	28.8%	1	N/A1	$0.0	28.8%
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

	As of	As of	Basis Point Change
	September 30, 2024	September 30, 2023
Leased Occupancy	94.0%	94.6%	(60)
Physical Occupancy	93.5%	93.9%	(40)
Economic Occupancy	93.0%	92.9%	10

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of September 30, 2024 and 2023, were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	September 30, 2024	September 30, 2023
Retail	92.9%	94.0%	(110)
Industrial	97.4%	96.8%	60
Office	80.6%	84.5%	(390)
Total Leased Occupancy	94.0%	94.6%	(60)

Economic Occupancy
	As of	As of	Basis Point Change
	September 30, 2024	September 30, 2023
Retail	91.4%	91.9%	(50)
Industrial	97.2%	95.9%	130
Office	79.3%	83.5%	(420)
Total Economic Occupancy	93.0%	92.9%	10

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	September 30, 2024	September 30, 2023
Retail	94.1%	95.4%	(130)
Industrial	97.2%	96.7%	50
Office	83.9%	88.1%	(420)
Total Same-Store Leased Occupancy	94.8%	95.6%	(80)

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	September 30, 2024	September 30, 2023
Retail	92.6%	93.1%	(50)
Industrial	96.9%	95.8%	110
Office	82.3%	87.0%	(470)
Total Same-Store Economic Occupancy	93.7%	93.8%	(10)
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

Financial results - Third quarter of 2024 compared with 2023
Results of operations for the third quarter ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,
(amounts in thousands; unaudited)	2024	2023
Development sales revenue	$1,853	$—
Unimproved/other property sales revenue	10,557	4,025
Other operating revenue[1]	153	238
Total Land Operations operating revenue	12,563	4,263
Land Operations operating costs and expenses	(7,153)	(2,219)
Selling, general and administrative	(236)	(450)
Intersegment operating charges, net[2]	(6)	45
Earnings (loss) from joint ventures	2,142	950
Interest and other income (expense), net	571	289
Total Land Operations operating profit (loss)	$7,881	$2,878

[1] Other operating revenue includes revenue related to licensing and leasing of non-core legacy agricultural lands during the three months ended September 30, 2024 and 2023.
[2] Intersegment operating charges for Land Operations are primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
Third quarter of 2024: Land Operations operating revenue of $12.6 million and operating costs and expenses of $7.2 million during the third quarter ended September 30, 2024, are primarily related to an unimproved and other land sale on the island of Maui, as well as the sale of one development lot at Maui Business Park.
Land Operations operating profit of $7.9 million for the three months ended September 30, 2024, is primarily composed of the margins from unimproved land and development lot sales, as well as equity earnings from joint ventures of $2.1 million primarily related to the Company's unconsolidated investment in a materials company, and interest and other income (expense), net of $0.6 million primarily due to the collection of interest income related to a note receivable, which was previously reserved, that was collected in the third quarter of 2024.
Third quarter of 2023: Land Operations operating revenue of $4.3 million and operating costs and expenses of $2.2 million during the third quarter ended September 30, 2023, is primarily related to the sale of unimproved land on the island of Maui.
Land Operations operating profit of $2.9 million for the three months ended September 30, 2023, is primarily composed of the margins from unimproved land sales and equity earnings from joint ventures of $1.0 million primarily related to the Company's unconsolidated investment in a materials company.

Financial Results - First Nine Months of 2024 compared with 2023

	Nine Months Ended September 30,
(amounts in thousands; unaudited)	2024	2023
Development sales revenue	$5,989	$—
Unimproved/other property sales revenue	20,182	8,075
Other operating revenue[1]	545	2,291
Total Land Operations operating revenue	26,716	10,366
Land Operations operating costs and expenses	(16,492)	(7,796)
Selling, general and administrative	(874)	(1,380)
Gain (loss) on disposal of assets, net	2,148	1,117
Intersegment operating charges, net[2]	(24)	(100)
Earnings (loss) from joint ventures	3,836	1,879
Interest and other income (expense), net	670	399
Total Land Operations operating profit (loss)	$15,980	$4,485
[1] Other operating revenue includes revenue related to licensing and leasing of non-core legacy agricultural lands during the nine months ended September 30, 2024 and 2023. Other revenue also includes trucking and storage operations during the nine months ended September 30, 2023.

[2] Intersegment operating charges primarily from CRE that are eliminated in the consolidated results of operations.
First Nine Months of 2024: Land Operations operating revenue of $26.7 million and operating costs and expenses of $16.5 million for the nine months ended September 30, 2024, are primarily related to unimproved and other land sales on the islands of Maui and Kauai, as well as the sale of four development lots at Maui Business Park. Operating costs and expenses during the nine months ended September 30, 2024, also includes charges related to increased estimated remediation work for legacy business operations in the amount of $2.2 million.
Land Operations operating profit of $16.0 million during the nine months ended September 30, 2024, is composed of the margins resulting from land sales, equity earnings from joint ventures of $3.8 million primarily related to the Company's unconsolidated investment in a materials company, charges related to legacy business remediation activities noted above, and a gain from disposals of assets of $2.1 million due to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year.
First Nine Months of 2023: Land Operations operating revenue of $10.4 million and operating costs and expenses of $7.8 million for the nine months ended September 30, 2023, are primarily related to the sale of unimproved and other land on the islands of Maui and Kauai. Operating revenue and operating costs and expenses also include the Company's legacy business activities in the Land Operations segment (primarily trucking and storage operations and licensing and leasing of non-core legacy lands).
Land Operations operating profit of $4.5 million for the nine months ended September 30, 2023, is primarily composed of the margins resulting from land sales, equity in earnings from joint ventures of $1.9 million primarily related to the Company's unconsolidated investment in a materials company, and the gain on disposal of the Company's ownership interest in a legacy trucking and storage business on Maui of $1.1 million.

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
The Company has been executing a simplification strategy to focus on the growth and expansion of its commercial real estate portfolio in Hawai‘i by monetizing its legacy assets and operations. The sale of Grace Pacific, LLC and the Company-owned quarry land on Maui in 2023 marked the culmination of the Company’s simplification strategy. Although the Company has some remaining legacy assets to be monetized, investors and analysts now view the Company as a pure-play REIT. In order to enhance comparability to other REITs, the Company provides an additional performance metric, Adjusted FFO, to further adjust FFO to exclude the effects of certain items not related to ongoing property operations. Adjusted FFO is a widely recognized measure of the property operations of REITs and may be more useful than FFO in evaluating the operating performance of the Company’s properties over the long term, as well as enabling investors and analysts to assess performance in comparison to other real estate companies

Adjusted FFO is an additional supplemental non-GAAP measure of REITs' operating performance. It is calculated by adjusting FFO to exclude share-based compensation, straight-line lease adjustments and other non-cash adjustments, such as amortization of market lease adjustments, debt premium or discount and deferred financing cost amortization, maintenance capital expenditures, leasing commissions, provision for current expected credit losses and other non-comparable and non-operating items, including certain gains, losses, income, and expenses related to the Company’s legacy business operations and assets.
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

Reconciliations of net income (loss) available to A&B common shareholders to FFO and Adjusted FFO for the three and nine months ended September 30, 2024 and 2023, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss) available to A&B common shareholders	$18,998	$14,628	$48,076	$33,236
Depreciation and amortization of commercial real estate properties	8,932	9,166	26,797	27,336
(Income) loss from discontinued operations, net of income taxes	300	(3,894)	3,181	(3,902)
Income (loss) attributable to discontinued noncontrolling interest	—	1,250	—	2,883
FFO	$28,230	$21,150	$78,054	$59,553
Add (deduct) Adjusted FFO defined adjustments
Impairment losses - abandoned development costs	—	649	—	649
(Gain)/loss on sale of legacy business[1]	—	—	(2,125)	(1,117)
Non-cash changes to liabilities related to legacy operations[2]	—	200	2,193	795
Provision for current expected credit losses	(628)	—	(628)	—
Legacy joint venture (income)/loss[3]	(2,142)	(950)	(3,836)	(1,879)
(Gain)/loss on fair value adjustments related to interest rate swaps	—	—	(3,675)	—
Non-recurring financing charges	—	—	2,350	—
Amortization of share-based compensation	1,266	1,023	3,654	5,283
Maintenance capital expenditures[4]	(2,503)	(3,463)	(7,745)	(6,434)
Leasing commissions paid	(389)	(293)	(927)	(1,109)
Straight-line lease adjustments	(564)	(849)	(1,868)	(4,217)
Amortization of net debt premiums or discounts and deferred financing costs	247	243	738	724
Amortization of above and below-market leases, net	(103)	(280)	(299)	(828)
Adjusted FFO	$23,414	$17,430	$65,886	$51,420

[1] Amounts in 2024 primarily related to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year. Amounts in 2023 related to gain on disposal of the Company's ownership interest in a legacy trucking and storage business on Maui.

[2] Primarily related to environmental reserves associated with legacy business activities in the Land Operations segment.
[3] Includes joint ventures engaged in legacy business activities within the Land Operations segment.
[4] Includes ongoing maintenance capital expenditures only.

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
To emphasize, the Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies. Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three and nine months ended September 30, 2024 and 2023, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
CRE Operating Profit	$22,829	$20,649	$67,421	$64,206
Depreciation and amortization	8,932	9,166	26,797	27,336
Straight-line lease adjustments	(564)	(849)	(1,868)	(4,217)
Favorable/(unfavorable) lease amortization	(103)	(334)	(299)	(849)
Termination fees and other	8	(132)	(520)	(132)
Interest and other income (expense), net	(26)	159	(125)	98
Impairment losses	—	649	—	649
Selling, general, administrative	1,292	1,703	4,358	5,643
NOI	32,368	31,011	95,764	92,734
Less: NOI from acquisitions, dispositions, and other adjustments	(212)	(132)	(607)	(371)
Same-Store NOI	$32,156	$30,879	$95,157	$92,363

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from September 30, 2024) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures (including recent commercial real estate acquisitions and real estate developments); shareholder distributions; and working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of September 30, 2024, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
As of September 30, 2024, after the effects of interest rate swaps, the Company had $457.5 million of fixed-rate debt and $15.0 million of variable-rate debt with a total weighted average interest rate of 4.58%. Of the total debt amount of $472.5 million, $181.4 million will become due in the next twelve months. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would have little impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; borrowing capacity under its revolving credit facility; and proceeds from debt financings will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from September 30, 2024) and long-term (i.e., beyond the next twelve months).
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
On October 17, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement with Bank of America N.A, as administrative agent, First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, which amended and restated the existing $500.0 million committed revolving credit facility ("A&B Revolver"). The Fourth Amended and Restated Credit Agreement decreased the total revolving commitment to $450.0 million, extended the term of the facility to October 2028 with two six-month extension options, and amended certain covenants.
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
As of September 30, 2024, there were no material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2023, with the exception of the issuance of a $60.0 million unsecured note and the maturity and repayment of the $57.5 million Laulani Village mortgage. Refer to Note 6 – Notes Payable and Other Debt in this report for further discussion.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2023 Form 10-K. As of September 30, 2024, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2023. Refer to Note 8 – Commitments and Contingencies in this report for further discussion.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been operating cash flows from continuing operations. For the nine months ended September 30, 2024, operating cash flows from continuing operations of $75.4 million was primarily driven by cash generated by the Commercial Real Estate segment (the Company's core business) and cash proceeds from unimproved land and development sales in the Land Operations segment. The Company's operating cash flows from continuing operations for the nine months ended September 30, 2024, represents an increase of $19.6 million from $55.8 million for the nine months ended September 30, 2023, due primarily to higher cash proceeds from unimproved land and development sales as well as collections throughout 2024 on note receivables related to prior years land sales. Total cash flows in future periods may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining non-core assets as part of the Company's continued execution on its simplification strategy and development property sales.
The Company's other primary sources of liquidity include its cash on-hand of $17.9 million as of September 30, 2024, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from September 30, 2024), as well as long-term basis. With respect to the $500.0 million A&B Revolver available for general A&B purposes, as of September 30, 2024, the Company had $72.0 million of borrowings outstanding, no letters of credit issued against, and $428.0 million of available capacity. As noted above, on October 17, 2024, the A&B Revolver was amended and the total revolving commitment was decreased to $450.0 million and the term of the facility was extended to October 2028 with two six-month extension options.
On August 13, 2024, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $200.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of September 30, 2024, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash used in investing activities for continuing operations was $40.8 million for the nine months ended September 30, 2024, as compared to $20.0 million for the nine months ended September 30, 2023. Cash used in investing activities for continuing operations during the nine months ended September 30, 2024, was primarily driven by capital expenditures of $41.7 million, including $29.8 million in capital expenditures for commercial real estate property acquisitions. Net cash used in investing activities for continuing operations during the nine months ended September 30, 2023, was primarily driven by capital expenditures of $23.1 million, including $9.5 million in capital expenditures for commercial real estate property acquisitions, partially offset by cash proceeds from the sale of the Company's legacy trucking and storage business in the Land Operations segment.
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

Capital expenditures for the respective periods for all segments were as follows (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capital expenditures for real estate
Ongoing maintenance capital expenditures
Building/area improvements	$1,335	$2,797	$3,851	$4,459
Tenant space improvements	1,168	666	3,894	1,975
Total ongoing maintenance capital expenditures for real estate	2,503	3,463	7,745	6,434
Discretionary capital expenditures
Property acquisitions	29,826	—	29,826	9,464
Development and redevelopment[1]	630	2,362	2,028	5,385
Tenant space improvements - nonrecurring	—	77	—	84
Total discretionary capital expenditures for real estate	30,456	2,439	31,854	14,933
Capitalized indirect costs	701	514	2,016	1,631
Total capital expenditures for real estate[1]	33,660	6,416	41,615	22,998
Corporate and other capital expenditures	33	9	89	61
Total Capital Expenditures[1]	$33,693	$6,425	$41,704	$23,059
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Cash used in financing activities for continuing operations was $43.4 million for the nine months ended September 30, 2024, as compared to $32.5 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company's net cash outlays related to financing activities were primarily due to repayments of secured and unsecured notes payable and other debt of $86.6 million and cash dividend payments totaling $48.8 million, partially offset by cash proceeds of $60.0 million from the Series M Note and net borrowings of $35.0 million on the Company's revolving credit facility. During the nine months ended September 30, 2023, the Company's net cash outlays related to financing activities were due primarily to cash dividend payments totaling $64.2 million and repayments of secured and unsecured notes payable and other debt of $33.7 million, partially offset by net borrowings of $69.0 million on the Company's revolving credit facility.
The Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock between January 1, 2024 and December 31, 2025. During the three and nine months ended September 30, 2024, the Company did not repurchase any shares of its common stock.
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
During the nine months ended September 30, 2024, the Company did not complete any transactions that would give rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code and, over the same period, completed one acquisition utilizing a reverse like-kind exchange structure pursuant to §1031 of the Code. As of September 30, 2024, no funds from tax-deferred sales or involuntary conversions were available for use and had not yet been reinvested under §1031 or §1033 of the Code.

Trends, events and uncertainties
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including market volatility, supply chain and labor constraints, inflationary pressures, travel restrictions, war, natural disasters or effects of climate change, or a prolonged economic downturn could adversely affect our business. The impact of an elevated federal funds rate for a prolonged period, has resulted in a tightening of credit and contributed to volatility in the banking, technology, and housing industries. The ultimate extent of the impact that these trends and events will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and discretionary and non-discretionary spending, all of which are highly uncertain and cannot be reasonably predicted.
Other Matters
Critical accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of the Company's financial statements were described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2023 Form 10-K. Changes to the Company's critical accounting estimates are included herein.
Purchase Price Allocation of Acquired Real Estate
In accordance with Accounting Standard Codification 805, Business Combinations, acquisitions of real estate properties generally do not meet the definition of a business and are treated as asset acquisitions. Upon the acquisition of a property, management assesses the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities on a relative fair value basis. All expenses related to an acquisition are capitalized and allocated among the identified assets. Generally, the most significant portion of the allocation is to building and land, and requires the use of market-based estimates and assumptions.

In estimating the fair value of tangible and intangible assets acquired and liabilities assumed, management uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation, and other available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market and economic conditions. Management determines capitalization rates based on recent transactions and other market data and adjusts, if necessary, based on a property's specific characteristics. The fair value of land is generally based on relevant market data, such as a comparison of a property's site to similar parcels that have recently been sold or are available on the market for sale.

Acquired above-market and below-market leases are recorded at their fair values (using a discount rate that reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Acquired in-place lease values are recorded based on an evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods are included in the estimate, as appropriate. In estimating costs to execute similar leases, leasing commissions, legal and other related expenses are included, as appropriate. Management also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including, but not limited to, the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective.
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
During the quarter ended September 30, 2024, the Company repurchased no shares of its common stock. As of September 30, 2024, $100.0 million remains available under the stock repurchase program.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections

Set forth below are developments regarding trading plan arrangements among the Company's directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the quarter ended September 30, 2024.

•On August 15, 2024, Meredith J. Ching, the Company's Executive Vice President of External Affairs, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the potential sale of up to 10,525 shares of the Company's common stock and will remain in effect until the earlier of (1) January 31, 2026; or (2) the date on which an aggregate of 10,525 shares of common stock have been sold under the trading plan. In no event shall shares of the Company's common stock be sold under the trading plan prior to November 15, 2024. As of the date of this report, none of the shares were sold and no other adjustments were made to the trading plan during the quarterly period covered by this report.

The 10b5-1 trading plan included a representation from the officer to the broker administering the plan that the officer was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company in connection with the adoption of the plan under the Company's insider trading policy. Those representations were made as of the date of adoption of the 10b5-1 plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer was unaware, or with respect to any material non public information acquired by the officer or the Company after the date of the representation.

No other directors or officers of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2024.

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
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

October 25, 2024	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Executive Vice President, Chief Financial Officer and Treasurer

October 25, 2024	By: /s/ Anthony J. Tommasino
Anthony J. Tommasino
Vice President and Controller