Form 10-K
period 2024-12-31
Alexander & Baldwin, Inc.
filed 2025-02-28
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of such Common Stock, as of the last business day of the most recently completed second fiscal quarter June 30, 2024: $1,231,665,338
Number of shares of Common Stock outstanding as of latest practicable date (February 13, 2025): 72,711,414
Documents Incorporated By Reference
Portions of Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders (Part III of Form 10-K)
1

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2024
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
The Company's commercial real estate portfolio consists of 21 retail centers, 14 industrial assets, and four office properties, representing approximately four million square feet of gross leasable area ("GLA"), as well as 142 acres of commercial land in Hawai‘i, of which substantially all is leased pursuant to urban ground leases. As of December 31, 2024, the improved portfolio leased occupancy was at 94.6%, which is leased to a mix of national, regional, and local retailers and businesses.
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
Balance Sheet Management and Financing Strategy Positioned for External Growth - The Company intends to grow its commercial real estate portfolio by pursuing accretive acquisitions in our preferred asset classes and other commercial property investment opportunities when they are strategically consistent with the value creation objectives of the Company and we believe they have attractive risk-adjusted returns relative to the Company’s cost of capital, while maintaining a moderate leverage profile and flexible balance sheet. The Company strives to maintain an appropriate debt profile to include well-laddered debt maturities, favorable leverage ratios, a high proportion of fixed-rate debt, and a general preference for unsecured debt.
Increase Income and Optimize Returns through Internal Growth - The Company strives to be the landlord of choice by providing desirable locations, quality properties, community amenities, and effective leasing and management of our commercial properties; as well as create value through property development and redevelopment in order to increase recurring income streams and optimize returns.
•Development and Redevelopment - The Company employs strong investment, development, and asset management teams to capitalize on embedded internal investment opportunities through the repositioning and redevelopment of existing assets, as well as ground-up development of new commercial properties at an appropriate risk-adjusted return on capital.
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
•Land Operations - This segment includes the Company's legacy landholdings, joint venture investments, and liabilities that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and unimproved land sales and joint venture activity.
Revenue Concentration
As of December 31, 2024, the Company's three largest tenants by annualized base rent (“ABR”) were Safeway, Sam's Club, and Longs Drugs, and no single tenant accounted for more than 10% of total commercial real estate revenue in any of the three years ended December 31, 2024, 2023, and 2022. Pearl Highlands Center accounted for approximately 11.1%, 11.6%, and 10.9% of total Commercial Real Estate segment revenues for the three years ended December 31, 2024, 2023, and 2022, respectively. Kailua Retail accounted for approximately 10.5%, 10.4%, and 10.7% of total Commercial Real Estate segment revenues for the three years ended December 31, 2024, 2023, and 2022, respectively.
Discontinued Operations
In November 2023, the Company completed the sale of its interests in Grace Pacific LLC, a materials and construction company, Company-owned quarry land on Maui, and Grace Pacific’s 50% interest in a paving company (collectively, the “Grace Disposal Group”). Refer to Note 20 – Sale of Business and Note 21 – Held for Sale and Discontinued Operations included within the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Grace Disposal Group, including the assets and liabilities divested and income from discontinued operations.
Compliance with Government Regulations
The Company is subject to a number of federal, state and local laws and regulations. The CRE segment must comply with state and local regulations surrounding the brokering of deals and the management of its commercial real estate portfolio. With respect to land development in both its CRE and Land Operations segments, the Company is subject to laws and regulations that affect the land development process, including zoning and permitted land uses which may impact the Company's development costs. Additionally, the Company is subject to various other regulations such as Occupational Safety and Health Administration regulations, Environmental Protection Agency regulations, and state and county permitting requirements.

The Company is also subject to a number of tax laws and regulations that could materially impact its financial condition and results of operations. For example, the Company utilizes §1031 of the Internal Revenue Code of 1986, as amended (the "Code"), to obtain tax-deferral treatment when it sells qualifying real estate assets and reinvests the resulting proceeds in replacement properties within the required time period. This may occur when the Company sells bulk parcels of land in Hawai‘i or commercial properties in Hawai‘i, many of which may have a low tax basis. Failure to comply with, or a repeal of, or adverse amendment to, §1031 of the Code could impose significant additional costs on the Company in the event of a future transaction with an associated gain.

Sustainability

While recent years have seen intense focus on sustainability topics, these principles have been an integral part of the Company's corporate culture and values since its founding over 150 years ago. The Company's deep Hawai‘i roots offer the obligation and privilege to exceed the baseline of corporate responsibility. The Company believes that doing what is right for its employees and communities is critical in achieving its goal to deliver long-term growth and to create value for shareholders.

Additional information regarding the Company’s sustainability initiatives is available in the Company’s Corporate Responsibility Report (“CRR”), which can be found on the Company’s website. Information on the Company’s website, including its CRR, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.

Environmental Stewardship
The Company understands the importance of environmental stewardship and throughout its history, has worked to protect and preserve Hawai‘i's unique and precious land and water resources. Today, the Company recognizes the risks that climate change poses to Hawai‘i's island communities and businesses, and strives to own, operate, and develop properties in ways that contribute to a more sustainable future. Its employee-led environmental council, which is comprised of a cross-functional team of individuals from all levels of the Company, develops and implements strategies to address sustainability and environmental stewardship, with a focus on energy efficiency, climate change, water conservation, waste management, and sustainable transportation. The Company is committed to addressing climate risks, and mitigating potential risks and vulnerabilities associated with its real estate portfolio. The Company also recognizes the importance of outreach to its tenants to promote sustainability initiatives, as tenant practices are beyond the Company's control and are a significant contributor of utility consumption and greenhouse gas ("GHG") emissions at its properties. The Company’s leases include terms that encourage sustainable practices to align its sustainability priorities with tenant activity,
The Company highlights the following environmental sustainability achievements:

•Implemented a CRE benchmarking program that compiles energy and water data in ENERGY STAR Portfolio Manager. This enables the Company to better track and understand energy and water consumption throughout the CRE portfolio. In addition, the Company collaborated with the City & County of Honolulu and other stakeholders to establish a county-wide energy and water building benchmarking program.
•The Company partnered with Carbon Lighthouse to increase energy efficiency and reduce GHG emissions within the CRE portfolio. Under this partnership, approximately 22% of the Company's portfolio (based on GLA) has undergone performance updates to lighting, heating, and cooling systems, driving energy reductions.
•In 2022, the Company conducted comprehensive American Society of Heating, Refrigeration, and Air-Conditioning Engineers (ASHRAE) Level 2 audits on eight properties, representing 1.1 million square feet of GLA, or nearly 30% of its portfolio based on GLA. These audits provided data identifying feasible short-, mid-, and long-term energy conservation and efficiency opportunities.
•The Company continues to implement sustainable energy and conservation features at its properties, to include installing energy efficient LED lighting, rooftop photovoltaic (“PV”) systems and electric vehicle (“EV”) charging stations, as well as incorporating the use of cool roofs, water efficient fixtures and reclaimed water, pedestrian friendly open spaces, ride and bike share transportation options, and native Hawaiian and environmentally friendly landscaping, among other initiatives. As of December 31, 2024, the Company has converted the common area lighting to LED at 31 properties, and installed EV charging stations at 14 properties.

•As of December 31, 2024, the Company has completed the installation of three PV systems totaling 1.8-megawatts at various Oahu properties, including a 1.3-megawatt rooftop system in 2022 at Pearl Highlands Center, the Company's largest retail asset by GLA, and a 0.5-megawatt rooftop system in 2023 at Kaka‘ako Commerce Center, the Company's second largest industrial asset by GLA.

Social Responsibility - Human Capital Resources
As "Partners for Hawai‘i," the Company is dedicated to its employees, collectively the A&B family, who play a vital role in achieving our mission to serve the communities in which it lives and operates, while creating value for all stakeholders. The Company strives to attract, develop, and retain employees with a wide range of backgrounds and perspectives, and supporting them in their pursuit to advance their careers, provide for their families, enjoy their work, and give back to the community.

The Company does the following to support these efforts:

•Offers a competitive compensation and benefits program;
•Maintains a hybrid onsite/remote work environment with flexible scheduling and incentives for onsite work;
•Utilizes leading industry software and other technology to facilitate communication, document management, collaboration, and other business processes;
•Brings the A&B family together and fosters an inclusive environment by hosting in-person and virtual engagement activities through an employee-led social council, and well-being tools and resources through an employee-led wellness program;
•Invests in learning and development opportunities to support the personal and professional development of employees.

Recruitment, Development, and Retention
The Company had 99 employees (including 3 part-time employees) as of December 31, 2024, compared to 104 employees (including 3 part-time employees) in the prior year. The Company has maintained a hybrid onsite/remote work environment and 93.9% of our employees are based in Hawai'i.
The Company recognizes that employees drive its success and are one of its most valuable resources. To expand its reach for talent, the Company utilizes a variety of resources to recruit employees that embody A&B's core values of integrity, collaboration, respect, decisiveness, adaptability, and accountability. The Company's compensation and benefits program is designed to attract, reward, and retain talented individuals who possess the skills necessary to support its business objectives, assist in the achievement of strategic goals, and create long-term value for shareholders. The Company provides employees with competitive total rewards packages that include, in addition to base compensation, meaningful benefits such as health (medical, dental, drug, and vision), life, long-term disability, and long-term care insurance, paid time off, flexible spending reimbursement accounts, a corporate wellness program, gain sharing opportunities, and a 401(k) plan with a Company contribution and Company match. Certain employees are eligible to receive annual incentive bonuses and long-term equity awards tied to the value of the Company's common stock price. In addition, the Company provides meaningful learning and development opportunities for employees to encourage both personal and professional growth, offering a wide variety of formal and informal training programs and professional development stipends to be used towards qualified workshops, conferences, forums, and classes. The Company also offers a tuition reimbursement program that is available to employees wishing to obtain a qualified higher education degree.
The Company believes that a fair and competitive compensation and benefits program with both short-term and long-term features aligns employee and shareholder interests by incentivizing business and individual performance (i.e., pay for performance), motivating based on long-term company performance, and integrating compensation with its business plans. Our employees have an average tenure of approximately 8.5 years and, for the year ended December 31, 2024, overall voluntary turnover was 8.1% which is lower than the average of 11% for REITs participating in the 2024 National Association of Real Estate Investment Trusts (“Nareit”) Compensation and Benefits Survey.
Engagement, Community, and Culture
The Company strives to keep employees engaged by communicating regularly through various channels, including town halls, learning and development trainings, community and social events, and frequent communication through an employee intranet, employee newsletters, and email updates. In 2023 and 2024, the Company held a collaboration and learning day, an all-day event for employees that provided an opportunity to revitalize A&B’s corporate culture, foster connections with colleagues, and enhance professional development. The Company also conducts a confidential, annual employee survey to better understand employee perspectives on topics including employee experience, workplace culture, employee engagement and the direction and leadership of the Company. In 2024, the Company had a 75% participation rate. Results of the survey are reviewed carefully by senior leadership and have resulted in specific actions, including increased recognition programs and the development of the Company’s vision, mission, and values statements.
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
The Company has an employee-led social council, which is comprised of cross-functional teams of individuals from all levels of the Company and focused on workplace culture and community impact. The Company maintains an employee-led wellness program to support the health and wellness of employees. The program provides support and resources to employees on a variety of topics including mental, physical, and emotional health; sleep, fitness, and nutrition habits; stress and change-management; self-care; financial well-being, and other wellness topics with programs, presentations, and challenges throughout the year. Employees can access tools, activities, and online courses through a Company-sponsored wellness platform, and track their progress toward earning wellness incentives.
Inclusion and Belonging
The Company believes that an inclusive environment fosters more creativity and produces more opportunities to create value through its assets, people, and relationships, and is crucial to its efforts to attract and retain key talent. The Company is focused on building an inclusive culture through a variety of initiatives. This commitment starts at the top, with Board members having a wide range of experiences, skills and backgrounds.
Corporate Governance and Compliance
The Company prioritizes sound principles of corporate governance. The Company's Board of Directors, which is entirely independent, with the exception of the Chief Executive Officer ("CEO"), stand for re-election every year and is comprised of a group of directors with broad and complementary skill sets. The Company has been recognized with a "1" ranking, which is the highest score available, in governance by Institutional Shareholder Services.
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
The Company's leadership team and the Board of Directors are committed to sustainability issues. Sustainability consideration is a meaningful component of the Company's operating and strategic plans and is integrated into its operations and informs how the Company pursues opportunities and manage risks. The Board of Directors provides oversight and receives regular reports on sustainability topics, including climate risk, at both its Nominating and Corporate Governance Committee meetings and Board meetings. The Company also values the views of its shareholders and regularly seeks input from its investors on sustainability and other topics.
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
Summary of risks related to our Business and Operations
•Our business is geographically concentrated in Hawai‘i and is dependent upon regional and local economic conditions, which may cause us to be more susceptible to adverse developments than if we owned a more geographically diverse portfolio.
•Significant inflation and related volatility could adversely affect our business and financial results.
•An increase in fuel prices and energy costs may adversely affect our operating environment and costs.
•Our remaining non-strategic assets that we intend to sell are relatively illiquid, and it may not be possible to dispose of such assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results, cash flows and may result in additional non-cash impairment charges.
Summary of risks related to our Investments in Real Estate
•There are risks relating to investments in real estate that could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and make distributions to our shareholders.
•Commercial real estate investments are relatively illiquid.
•Increases in real estate ownership costs and operating expenses, including property taxes, insurance, and common area maintenance costs, would adversely affect our operating results.
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
•A decline in real estate values could result in impairment of the carrying values of our long-lived assets and have a material and adverse effect on our operating results.
•Instability in the financial industry could negatively impact our ability to sell our real estate holdings.
•We are subject to risks associated with real estate construction and development.
•Real estate development projects are subject to warranty and construction defect claims, in the ordinary course of business, that can be significant.
•We face competition for the acquisition, development, and management and leasing of real estate properties, which may impede our ability to grow our operations or may increase the cost of these activities.
•We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.

Summary of risks related to our Financing
•We may need to incur additional indebtedness, in the future, which could adversely affect our business, financial condition, and ability to make distributions to our stockholders.
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
•Covenants in our loan agreements may restrict our operations and adversely affect our financial condition and ability to make distributions to our stockholders.
•Increasing interest rates would increase our overall interest expense.
•Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect our financial condition, cash flows, and results of operations.
Summary of risks related to our Business Continuity
•Security breaches through cyber attacks or intrusions, or other significant disruptions of the Company's information technology ("IT") networks, communications, and related systems could impair our ability to operate, adversely affect our financial condition, and damage our reputation.
•The Company's business and operations could suffer in the event of system failures or interruptions.
•Weather, natural disasters and the impacts of climate change may adversely affect our business.
•Political crises, public health crises and other events beyond our control may adversely impact our operations and profitability.
Summary of risks related to our REIT Status
•Because qualification as a REIT involves highly technical and complex provisions of the Code, there can be no assurance that we will remain qualified as a REIT for U.S. federal income tax purposes.
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
•The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
•The ability of our Board of Directors to revoke our REIT qualification, without shareholder approval, may cause adverse consequences to our shareholders.
Summary of Regulatory and Legal Risks
•Governmental entities have adopted or may adopt regulatory requirements that may restrict our development activity.
•Governmental entities have adopted or may adopt regulatory requirements related to dams, reservoirs, and other water infrastructure that may adversely affect our operations.
•Changes to federal, state or local law or regulations, including environmental laws and regulations, may adversely affect our business.
•We are subject to, and may in the future be subject to, disputes, legal or other proceedings, or government inquiries or investigations, that could have an adverse effect on us.

•Unsuccessful efforts to secure a long-term lease for delivery of irrigation water related to a 2018 agricultural land sale could materially affect our result of operations, financial condition, and cash flows.
Risks Related to Our Business and Operations
Our business is geographically concentrated in Hawai‘i and is dependent upon regional and local economic conditions, which may cause us to be more susceptible to adverse developments than if we owned a more geographically diverse portfolio.
Our business, including our portfolio of properties and operations, is located exclusively in Hawai‘i, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. As a result, we are particularly susceptible to adverse economic or other conditions and developments (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, trade disputes, such as the imposition of new of increased sanctions or tariffs, changes in the local or global tourism industry, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation, including as a result of executive orders), as well as to natural disasters that occur in this market (such as hurricanes, wildfires, tropical storms, volcanic eruptions, and other events). If there is a downturn in the economy or weakening of economic drivers in Hawai‘i, which include tourism, government, military and consumer spending, public and private construction starts and spending, personal income growth, and employment, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our shareholders, could be materially adversely affected. We cannot assure that this market will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail, industrial, or office properties. Any adverse economic or real estate developments in Hawaii, or any decrease in demand for retail, industrial, or office space resulting from the regulatory environment or business climate could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to shareholders.

Significant inflation and related volatility could adversely affect our business and financial results
High inflation, inflation volatility, and future inflation uncertainty could have a pronounced negative impact on operating expenses, general and administrative costs, our mortgage and debt interest, development and redevelopment construction costs (including tenant improvements and other capital projects), and real estate acquisition costs, as such costs and expenses could increase at a rate higher than our rents. In recent periods, central banks have responded to rapidly rising inflation by tightening monetary policies, which could create headwinds to economic growth. Despite recent rate cuts, previous rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes, such as SOFR. See “Risks Related to Financing”. Most of our leases require tenants to pay an allocable portion of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. While these provisions partially mitigate the impact of inflation, these provisions do not mitigate increases in operating expenses that are not reimbursable. Increased inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our average rents, and in some cases, our percentage rents, where applicable. In addition, renewals of leases or future leases may not be negotiated on current terms, in which event we may recover a smaller percentage of our operating expenses.
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
Our remaining non-strategic assets that we intend to sell are relatively illiquid, and it may not be possible to dispose of such assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results, cash flows and may result in additional non-cash impairment charges.
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
Risks Related to Our Investments in Real Estate
There are risks relating to investments in real estate that could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and make distributions to our shareholders.
Real property investments are subject to multiple risks. Real estate values are affected by several factors, including changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand), the quality and philosophy of management, competition from other available space, and the ability to provide adequate maintenance and insurance and to control variable operating costs. Retail properties, in particular, may be affected by changing perceptions of retailers or shoppers regarding the convenience and attractiveness of the property and by the overall climate for the retail industry. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax, and other laws. The majority of our income is derived from rental income from real property. Our income and cash flow would be adversely affected if (i) a significant number of our tenants are unable to meet their obligations; (ii) we incur increases in non-recoverable operating and ownership costs; (iii) we are unable to lease space at our properties when the space becomes available; (iv) the rental rates upon a renewal or a new lease are significantly lower than prior rents or do not increase sufficiently to cover increases in operating and ownership costs; (v) increased lease concessions, such as free or discounted rents and tenant improvement allowances are offered to tenants to secure deals; and (vi) there is a discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues at the property.
Declines in real estate values, among other factors, could result in a determination that the Company’s assets have been impaired. If the Company determines that an impairment has occurred, the Company would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on its results of operations in the period in which the non-cash impairment charge is recorded.
Increases in real estate ownership costs and operating expenses, including property taxes, insurance, and common area maintenance costs, would adversely affect our operating results.
Our operating expenses include, but are not limited to, property taxes, insurance, utilities, repairs, and the maintenance of the common areas of our commercial real estate. We may experience increases in our operating expenses, some or all of which may be out of our control. Most of our leases require that tenants pay for a share of property taxes, insurance, and common area maintenance and utility costs. However, if any property is not fully occupied, or if recovery income from tenants is not sufficient to cover operating expenses, then we could be required to expend our own funds for operating expenses. In addition, we may be unable to renew leases or negotiate new leases with terms requiring our tenants to pay all the property tax, insurance, and common area maintenance and utility costs that tenants currently pay, which would adversely affect our operating results.
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
A decline in real estate values could result in impairment of the carrying values of our long-lived assets and have a material and adverse effect on our operating results.
We have significant investments in various commercial real estate properties. Declines in real estate values from weakness in the real estate sector, especially in Hawai‘i, difficulty in obtaining or renewing financing, a prolonged economic slowdown or recession, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected profitability, or changes in our investment and redevelopment strategy, among other factors, may affect the fair value of these real estate assets. If the undiscounted cash flows of our commercial properties, or redevelopment projects, were to decline below the carrying value of those assets, we would be required to recognize a non-cash impairment loss if the fair value of those assets were below their carrying value,
Instability in the financial industry could negatively impact our ability to sell our real estate holdings.
Significant instability in the financial industry may result in declining property values and increasing defaults on loans. This, in turn, could lead to increased regulations, tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Fewer loan products and strict loan qualifications make it more difficult for borrowers to finance the purchase of our development lots or unimproved land. Additionally, more stringent requirements to obtain financing for buyers of commercial real estate properties make it significantly more difficult for us to sell commercial real estate properties and may negatively impact the sales prices and other terms of such sales. Deterioration in the credit environment may also impact us in other ways, including the credit or solvency of customers, vendors, tenants, or joint venture partners, the ability of partners to fund their financial obligations to joint ventures and our access to mortgage financing for our own properties.
We are subject to risks associated with real estate construction and development.
Our redevelopment, development-for-hold, and development-for-sale projects are subject to risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include, but are not limited to: (i) our inability to secure sufficient financing or insurance on favorable terms, or at all; (ii) construction delays, defects, or cost overruns, which may increase project development costs; (iii) an increase in commodity or construction costs, including labor costs; (iv) the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues; (v) an inability to obtain, or a significant delay in obtaining, zoning, construction, occupancy and other required governmental permits and authorizations; (vi) difficulty in complying with local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities, and water quality, as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats; (vii) insufficient infrastructure capacity or availability (e.g., water, sewer and roads) to serve the needs of our projects; (viii) an inability to secure tenants necessary to support the project or maintain compliance with debt covenants; (ix) failure to achieve or sustain anticipated occupancy levels; (x) condemnation of all or parts of development or operating properties, which could adversely affect the value or viability of such projects; and (xi) instability in the financial industry could reduce the availability of financing.
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
We face competition for the acquisition, development, and management and leasing of real estate properties, which may impede our ability to grow our operations or may increase the cost of these activities.
There are numerous other developers, buyers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with us for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers of properties, including other REITs, private institutional investors, and other owner-operators of commercial real estate. Larger REITs may enjoy competitive advantages that result from a lower cost of capital. Intense competition may increase the market price we would have to pay to acquire properties or could lead to increased supply of space, which could then increase vacancies, the need for increased tenant incentives, decreased rents, sales prices or sales volume, or lack of development opportunities.

We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.
Our business strategy involves the acquisition of retail, industrial, and other properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria. We evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. We may be unable to acquire properties that we have identified as potential acquisition opportunities due to various factors, including but not limited to, the inability to (i) negotiate terms agreeable to the parties involved, (ii) satisfy conditions to closing, or (iii) finance the acquisition on favorable terms, or at all. In addition, we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently not able to complete. If we are unable to acquire properties on favorable terms, or at all, our financial condition, results of operations, and cash flow, as well as our ability to grow could be adversely affected.
Risks Related to Our Financing
We may need to incur additional indebtedness, in the future, which could adversely affect our business, financial condition, and ability to make distributions to our stockholders.
We have obtained, and may continue to obtain, lines of credit, and other long-term financing that may be secured by our real estate assets. In connection with executing our business strategies, we expect to evaluate additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. We may also incur mortgage debt on real estate assets that we already own as a source of liquidity. In addition, we may borrow as necessary to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we cannot guarantee that we will be able to obtain any such borrowings on satisfactory terms. Additionally, if we have insufficient income to service any recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets.

High debt levels could have material adverse consequences for the Company, including hindering our ability to adjust to changing market, industry, or economic conditions; limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions; requiring the use of a substantial portion of our cash flows for the payment of principal and interest on our debt, thereby limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases, or other uses; making us more vulnerable to economic or industry downturns, including interest rate increases; and placing us at a competitive disadvantage compared to less leveraged competitors.

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
Covenants in our loan agreements may restrict our operations and adversely affect our financial condition and ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect operating policies and our ability to incur additional debt. Our loan agreements may contain covenants that limit our ability to further mortgage a property. In addition, loan agreements may limit our ability to enter into or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, which may adversely affect our financial condition and ability to make distributions to our stockholders.

Increasing interest rates would increase our overall interest expense.
Although a significant amount of our outstanding debt has fixed interest rates, we borrow funds at variable interest rates under our revolving credit facility. Interest expense on our floating-rate debt increases as interest rates rise. Additionally, the interest expense associated with fixed-rate debt could rise in future periods when the debt matures and is refinanced. Furthermore, the value of our commercial real estate portfolio and the market price of our stock could decline if market interest rates increase and investors seek alternative investments with higher distribution rates.
Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect our financial condition, cash flows, and results of operations.
From time to time, we manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, including but not limited to, the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, and that we may be required to pay the counterparty if interest rates decrease in the future below the hedged amount. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there may be significant costs and cash requirements involved to fulfill our obligations under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our financial condition, cash flows, and results of operations.
Risks Related to Our Business Continuity
Security breaches through cyber attacks or intrusions, or other significant disruptions of the Company's information technology ("IT") networks, communications, and related systems could impair our ability to operate, adversely affect our financial condition, and damage our reputation.
We rely extensively on IT and communication systems to process transactions and to operate and manage our business and face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside the Company or persons with access to systems inside the Company. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The Company’s IT networks and related systems are essential to the operation of its business and its ability to perform day-to-day operations. Furthermore, a significant subset of our employees partially operate in a remote work environment, which may exacerbate certain risks to our businesses, including an increased risk of cybersecurity attacks and increased risk of unauthorized dissemination of proprietary or confidential information.
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
The Company’s internal IT systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, telecommunication failures, reliability issues, and integration and compatibility concerns. Further, we may experience failures caused by the intentional or inadvertent acts and errors by our employees or vendors. The Company has implemented policies and procedures around its IT systems, including security measures, employee training, system redundancies, and the existence of a disaster recovery plan. However, any system failure or accident that causes interruptions in the Company’s operations could result in a material disruption to its business. The Company may incur additional costs to remedy damages caused by such disruptions, as well as increased demand for IT resources to support employees operating in a partially remote work environment.
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
Our real estate assets are vulnerable to natural disasters, such as hurricanes, earthquakes, tsunamis, floods, sea level rise, wildfires, tornadoes and unusually heavy or prolonged rain, which could cause personal injury and loss of life. In addition, natural disasters could damage our real estate holdings, including dams and reservoirs within our Land Operations segment, which could result in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, and could have an adverse effect on our ability to develop, lease and sell properties. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of, owning or developing our properties.
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
Risks Related to Our REIT Status
Because qualification as a REIT involves highly technical and complex provisions of the Code, there can be no assurance that we will remain qualified as a REIT for U.S. federal income tax purposes.
We have determined that we operated in compliance with the REIT requirements commencing with the taxable year ended December 31, 2017. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there may be only limited judicial or administrative interpretations, and depends on our ability to meet, on a continuing basis, various requirements concerning, among other things, the sources of our income, the nature of our assets, the diversity of our share ownership and the amounts we distribute to our shareholders. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. The determination of various factual matters and circumstances not entirely within our control can potentially affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that future legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or adversely affect the U.S. federal income tax consequences of such qualification. In addition, our ability to satisfy the requirements to qualify as a REIT depends, in part, on the actions of third parties, over which we have no control or only limited influence. Even a technical or inadvertent violation could jeopardize our REIT qualification.
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
At the state level, the Hawai‘i State legislature has repeatedly considered, and is currently considering, legislation that would (i) eliminate (i.e., repeal) the REIT dividends paid deduction for Hawai‘i State income tax purposes related to income generated in Hawai‘i for a number of years or permanently, and/or (ii) mandate withholding of Hawai‘i State income tax on dividends paid to out-of-state shareholders. These provisions could result in double taxation of REIT income in Hawai‘i under the Hawai‘i tax code, reduce returns to shareholders and make our stock less attractive to investors, which could in turn lower the value of our stock.
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
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20%, exclusive of the 3.8% net investment income tax. Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividends. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, for taxable years that begin before January 1, 2026, shareholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT, subject to certain limitations.

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
Our TRS assets and operations are subject to U.S. federal income taxes at regular corporate rates. We also may be subject to a variety of other taxes, including payroll taxes and state, local, and foreign income, property, transfer and other taxes on assets and operations. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. We also could incur a 100% excise tax on transactions with a TRS, if they are not conducted on an arm’s length basis, or we also could be subject to tax in situations and on transactions not presently contemplated. Any of these taxes would decrease our earnings and our available cash.
The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a REIT's trade or business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.
We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though such sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.
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
Regulatory and Legal Risks
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
Governmental entities have adopted or may adopt regulatory requirements related to dams, reservoirs, and other water infrastructure that may adversely affect our operations.
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
We are subject to federal, state and local laws and regulations, including government rate, land use, environmental, climate-related and tax laws and regulations. Compliance or noncompliance with, or changes to, the laws and regulations governing our business, including as a result of executive orders, could impose significant additional costs on us and adversely affect our financial condition and results of operations. For example, our real estate-related segments are subject to numerous federal, state and local laws and regulations, which, if changed or not complied with, may adversely affect our business.
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
The nature of our business exposes us to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to labor and employment matters, contractual disputes, personal injury and property damage, environmental matters, construction litigation, business practices, and other matters, as discussed in the other risk factors disclosed in this section. These disputes could harm our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings could result in significant expenditures or losses by us. Further, as a real estate developer, we may face warranty and construction defect claims, as described under “Risks Related to Our Investments in Real Estate.”
Unsuccessful efforts to secure a long-term lease for delivery of irrigation water related to a 2018 agricultural land sale could materially affect our result of operations, financial condition, and cash flows.
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

The Company engages a national security firm to improve its cybersecurity posture and keep current with evolving cybersecurity risks. The Company’s cybersecurity program is examined on a regular basis, and new procedures and tools are adopted on an ongoing basis to address the changing cybersecurity landscape. The Company’s technology team gauges the effectiveness of its tools with periodic testing and evaluations.

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

Cybersecurity risks are considered as part of the risk management process across all levels of the organization but are also facilitated through a formal process in which the Company identifies significant risks through regular discussions with management and also develops responses and mitigating actions to address such risks. In conjunction with the Company’s Internal Audit department, management compiles a report of significant, enterprise risks that is shared with the Company’s Board of Directors and its Audit Committee annually or as needed. In addition, cybersecurity and information security risks are among the matters presented by the Chief Technology Officer (“CTO”) for discussion with the Company’s Board of Directors annually and its Audit Committee quarterly or as needed. The CTO, who reports to the Chief Financial Officer, is responsible for leading the assessment and management of cybersecurity risks. The Company's current CTO has more than twenty-five years of experience in IT across diverse industries, and he has designed and led the approach for the modernization of the Company's technology platforms and security posture since 2017.

As many security threats involve social engineering, the Company has a multifaceted security training program for its employees. Mandatory cybersecurity training classes are administered semi-annually, and a security awareness assessment is given annually. Tests of employees’ ability to thwart attacks are run successively throughout the year, and remedial refresher courses are required when employees fail the tests. Compliance reporting on these programs is included in the annual review process.

The Company does not believe that any risks from cybersecurity threats to date, including as a result of any previous cybersecurity incidents of which the Company is aware, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial conditions. Refer to the risk factor captioned, “Security breaches through cyber attacks or intrusions, or other significant disruptions of the Company's IT networks, communications, and related systems could impair our ability to operate, adversely affect our financial condition, and damage our reputation,” in Part I, Item IA. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

ITEM 2. DESCRIPTION OF PROPERTIES BY SEGMENT
Commercial Real Estate

Asset classes
The Company owns and operates a portfolio of improved properties within three asset classes in Hawai‘i (retail, industrial and office). The following table presents a summary of GLA square footage ("SF") by the improved property asset class and location as of December 31, 2024:

	Oahu	Maui	Kauai	Hawai‘i Island	Total
Retail	1,711,300	284,100	228,600	222,000	2,446,000
Industrial	1,050,500	163,600	64,600	86,700	1,365,400
Office	37,100	108,600	—	—	145,700
Total	2,798,900	556,300	293,200	308,700	3,957,100
The Company also owns 142 acres of land in Hawai‘i, primarily on Oahu and Maui, of which substantially all is leased pursuant to urban ground leases as of December 31, 2024.

Improved properties
Most of the Company's improved retail, industrial and office properties are located on Oahu and Maui, with a smaller number of holdings on Hawai‘i (island) and Kauai. The occupancy for the improved properties portfolio (i.e., the percentage of square footage leased and commenced to gross leasable space at the end of the period reported, "Leased Occupancy") was 94.6% as of December 31, 2024, and 94.7% as of December 31, 2023. For properties in the portfolio, the Company presents annualized base rent ("ABR") for each of its improved properties on a total and per-square-foot ("PSF") basis; ABR is calculated by multiplying the current month's contractual base rent by twelve.

As of December 31, 2024, the Company's commercial real estate improved property assets were as follows (dollars in thousands, except PSF data):

	Property	Island	Year Built/ Renovated	Current GLA (SF)	Leased/Economic Occupancy		ABR	ABR PSF
	Retail:
1	Pearl Highlands Center	Oahu	1992-1994	412,200	99.8%	99.7%	$11,381	$27.68
2	Kailua Retail	Oahu	1947-2014	326,200	96.3%	94.6%	12,789	41.87
3	Laulani Village	Oahu	2012	175,300	98.2%	97.5%	7,217	42.21
4	Waianae Mall	Oahu	1975	170,800	95.0%	80.9%	3,612	26.50
5	Manoa Marketplace	Oahu	1977, 2023	142,500	96.7%	94.7%	5,117	38.14
6	Queens' MarketPlace	Hawai‘i Island	2007	133,600	89.1%	81.0%	4,819	52.77
7	Kaneohe Bay Shopping Center (Leasehold)	Oahu	1971	125,500	99.5%	98.0%	3,336	27.13
8	Hokulei Village	Kauai	2015	119,000	100.0%	97.2%	4,354	37.95
9	Pu‘unene Shopping Center	Maui	2017	118,000	78.4%	77.4%	4,811	52.69
10	Waipio Shopping Center	Oahu	1986, 2004	113,800	96.3%	96.3%	3,650	33.37
11	Aikahi Park Shopping Center	Oahu	1971, 2022	97,300	90.4%	90.4%	3,521	40.82
12	Lanihau Marketplace	Hawai‘i Island	1987	88,400	94.3%	94.3%	1,604	19.25
13	The Shops at Kukui`ula	Kauai	2009	86,000	96.7%	90.7%	4,100	53.27
14	Ho‘okele Shopping Center	Maui	2019	71,400	96.1%	96.1%	2,906	42.37
15	Kunia Shopping Center	Oahu	2004	60,600	89.3%	89.3%	2,293	42.38
16	Kahului Shopping Center	Maui	1951	49,100	84.1%	84.1%	783	18.98
17	Lau Hala Shops	Oahu	2018	46,300	98.3%	98.3%	2,661	58.53
18	Napili Plaza	Maui	1991	45,600	100.0%	100.0%	1,464	32.99
19	Gateway Mililani Mauka	Oahu	2008, 2013	34,900	91.7%	88.8%	1,985	64.08
20	Port Allen Marina Center	Kauai	2002	23,600	76.3%	72.5%	563	34.89
21	The Collection	Oahu	2017	5,900	100.0%	100.0%	358	60.68
	Subtotal – Retail			2,446,000	95.2%	92.8%	$83,324	$37.18
	Industrial:
1	Komohana Industrial Park	Oahu	1990	238,300	93.1%	93.2%	$3,450	$15.54
2	Kaka`ako Commerce Center	Oahu	1969	197,900	83.2%	82.1%	2,413	14.95
3	Waipio Industrial	Oahu	1988-1989	158,400	98.0%	98.0%	2,910	18.75
4	Opule Industrial	Oahu	2005-2006, 2018	151,500	100.0%	100.0%	2,706	17.86
5	P&L Warehouse	Maui	1970	104,100	94.2%	94.2%	1,633	16.64
6	Kapolei Enterprise Center	Oahu	2019	93,100	100.0%	100.0%	1,696	18.23
7	Honokohau Industrial	Hawai‘i Island	2004-2006, 2008	86,700	100.0%	100.0%	1,433	16.52
8	Waihona Industrial[1]	Oahu	1981-1988, 2001-2008	81,500	100.0%	100.0%	1,588	19.49
9	Kailua Industrial / Other	Oahu	1951-1974	68,700	97.4%	95.8%	1,258	19.13
10	Port Allen Center	Kauai	1983, 1993	64,600	100.0%	100.0%	863	13.37
11	Harbor Industrial	Maui	1930	51,100	90.6%	90.6%	664	14.35
12	Kaomi Loop Industrial[1]	Oahu	2005	33,200	100.0%	100.0%	543	16.34
13	Kahai Street Industrial	Oahu	1973	27,900	100.0%	100.0%	407	14.60
14	Maui Lani Industrial	Maui	2010	8,400	100.0%	100.0%	160	19.05
	Subtotal – Industrial			1,365,400	95.2%	95.0%	$21,724	$16.77
	Office:
1	Kahului Office Building	Maui	1974	59,100	68.7%	56.3%	$1,070	$32.12
2	Gateway at Mililani Mauka South	Oahu	1992, 2006	37,100	100.0%	100.0%	1,869	50.32
3	Kahului Office Center	Maui	1991	35,800	88.5%	88.5%	1,046	32.95
4	Lono Center[1]	Maui	1973	13,700	49.6%	49.6%	190	33.32
	Subtotal – Office			145,700	79.8%	74.7%	$4,175	$38.69
	Total – Improved Portfolio			3,957,100	94.6%	92.9%	$109,223	$29.97

[1]Property is currently not included in the same-store ("Same-Store") pool. The Same-Store pool excludes properties under development, and properties acquired or sold during either of the comparable reporting periods. The Same-Store pool may also exclude properties that are fully or partially taken out of service for the purpose of redevelopment or repositioning. Management judgment is involved in the classification of properties for exclusion from the same-store pool when they are no longer considered stabilized due to redevelopment or other factors. Properties are moved into the Same-Store pool after one full calendar year of stabilized operation.

Ground leases
The Company's portfolio of commercial ground leases at December 31, 2024, was as follows (dollars in thousands):

	Property Name	Location (City, Island)	Acres	Property Type	Exp. Year	Current ABR
1	Windward City Shopping Center	Kaneohe, Oahu	15.4	Retail	2035	$3,886
2	Owner/Operator	Kapolei, Oahu	36.4	Industrial	2025	3,420
3	Owner/Operator	Honolulu, Oahu	9.0	Retail	2045	2,075
4	Kaimuki Shopping Center	Honolulu, Oahu	2.8	Retail	2040	2,039
5	S&F Industrial	Kahului, Maui	52.0	Industrial	2059	1,433
6	Owner/Operator	Kaneohe, Oahu	3.7	Retail	2048	1,059
7	Pali Palms Plaza	Kailua, Oahu	3.3	Office	2037	992
8	Windward Town and Country Plaza I	Kailua, Oahu	3.4	Retail	2062	963
9	Windward Town and Country Plaza II	Kailua, Oahu	2.2	Retail	2062	621
10	Kailua Post Office	Kailua, Oahu	1.2	Retail	2034	555
11	Owner/Operator	Kailua, Oahu	1.9	Retail	2034	470
12	Owner/Operator	Honolulu, Oahu	0.5	Retail	2028	394
13	Owner/Operator	Honolulu, Oahu	0.5	Retail	2028	370
14	Seven-Eleven Kailua Center	Kailua, Oahu	0.9	Retail	2033	336
15	Owner/Operator	Kahului, Maui	0.8	Retail	2026	280
16	Owner/Operator	Honolulu, Oahu	0.7	Industrial	2027	259
17	Owner/Operator	Kahului, Maui	0.8	Industrial	2025	249
18	Owner/Operator	Kahului, Maui	0.4	Retail	2027	190
19	Owner/Operator	Kailua, Oahu	0.4	Retail	2025	189
20	Owner/Operator	Kahului, Maui	0.9	Retail	2025	151
	Remainder[1]	Various	4.8	Various	Various	938
	Total - Ground Leases		142.0			$20,869

1A portion of these properties are currently not included in the Same-Store pool. The Same-Store pool excludes properties under development, and properties acquired or sold during either of the comparable reporting periods. The Same-Store pool may also exclude properties that are fully or partially taken out of service for the purpose of redevelopment or repositioning. Management judgment is involved in the classification of properties for exclusion from the same-store pool when they are no longer considered stabilized due to redevelopment or other factors. Properties are moved into the Same-Store pool after one full calendar year of stabilized operation.

Land Operations
The Company's Land Operations segment primarily consists of the Company's legacy landholdings and other legacy assets and liabilities.

Real Estate Investments
At December 31, 2024, the Company's real estate investments related to its Land Operations segment were as follows:

(amounts in thousands, except acres data)	Acres	Carrying Value
Real estate investments
Core real estate investments
Maui Business Park II1	44	$15,190
Non-core real estate investments	3,221	32,354
Investments in real estate joint ventures and partnerships	N/A	5,907
Total real estate investments, net	3,265	$53,451
[1] Includes 2.8 acres of existing and planned roads and easements not available for sale, and 12.5 acres under contract.

Core Real Estate Development-for-sale Projects
As of December 31, 2024, the Company's Land Operations segment has one remaining active, core real estate development-for-sale project, Maui Business Park (Phase II) ("MBP II"). MBP II represents the second phase of the Company's Maui Business Park project in Kahului, Maui, and is zoned for light industrial, retail, and office use. A summary of the Company's MBP II project as of December 31, 2024, is as follows:

					(in millions)
Project	Location	Product Type	Remaining Sellable Acres[1]	Acres Under Contract[2]	Estimated Total Project Cost	Total Project Costs Incurred to Date
Maui Business Park II	Kahului, Maui	Light industrial lots	28.7	12.5	$91	$65
[1] Remaining sellable acres may change due to updates in overall development plan that results in modification of planned roads and easements.
[2] Includes 12.5 acres under contract with a delayed closing pending subdivision completion.
Sale of Legacy Businesses
In connection with the Company's simplification efforts, during the quarter ended June 30, 2022, the Company completed the disposal of approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, to an unrelated third party. Additionally, during the quarter ended March 31, 2023, the Company completed the sale of its ownership interest in a legacy trucking and storage business on Maui.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The common stock of Alexander & Baldwin, Inc. ("A&B" or the "Company") is listed on the New York Stock Exchange under the ticker symbol "ALEX". As of February 13, 2025, there were approximately 1,840 shareholders of record. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of the Company's common stock.
Dividends
The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2017. As a REIT, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders (determined without regard to the dividends paid deduction and excluding any net capital gains). The Company has distributed and intends to continue to distribute REIT taxable income, including net capital gains, to its shareholders that will enable the Company to meet the distribution requirements applicable to REITs under the Code. The Company's Board of Directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to the Company's shareholders based on a number of factors including, but not limited to, the Company's results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions, that may impose limitations on cash payments and plans for future acquisitions and divestitures.
Issuer Purchases and Sales of Equity Securities
In October 2023, the Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock beginning on January 1, 2024, and ending on December 31, 2025. During the quarter ended December 31, 2024, the Company did not repurchase any shares of its common stock.
There were no unregistered equity securities sold by the Company during 2024 or 2023.

The graph below compares the cumulative total return on the Company’s common stock with that of the Standard & Poor's 500 Stock Index (“S&P 500”) and two industry peer group indices, FTSE Nareit All Equity REITs and FTSE Nareit Equity Shopping Centers, from December 31, 2019, through December 31, 2024. The stock price performance graph assumes that an investor invested $100 in each of the Company and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company's shares of common stock.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, the evaluation of alternatives by the Company related to its remaining legacy assets, and those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors." The information in this Form 10-K should be evaluated in light of these important risk factors. The Company does not undertake any obligation to update any forward-looking statements.
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
Introduction and Objective
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023; and provides additional material information about the Company's business, recent developments and financial condition; its results of operations at a consolidated and segment level; its liquidity and capital resources including an evaluation of the amounts and certainty of cash flows from operations and from outside sources; and how certain accounting principles, policies, and estimates affect its financial statements. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. MD&A is organized as follows:
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
Amounts in the MD&A section are rounded to the nearest thousand. Accordingly, a recalculation of totals and percentages, if based on the reported data, may be slightly different.

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
•Land Operations - This segment includes the Company's legacy landholdings, joint venture investments, and liabilities that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and unimproved land sales and joint venture activity.
Simplification strategy
As a REIT focused on Hawaii commercial real estate, the Company has pursued the monetization and disposition of legacy assets and landholdings in order to simplify its business and allocate its capital resources to commercial real estate.
In November 2023, the Company completed the sale of its interests in Grace Pacific LLC, a materials and construction company, Company-owned quarry land on Maui, and Grace Pacific's 50% interest in a paving company (collectively, the "Grace Disposal Group"), marking the last major step in the Company's simplification efforts that began in 2016. The financial results associated with the Grace Disposal Group are classified as discontinued operations in the consolidated statements of operations and cash flows for years ended December 31, 2023 and 2022.
Related to the Land Operations segment, during the year ended December 31, 2024, the Company completed sales of approximately 430 acres of legacy land holdings on Maui and Kauai for a total of $20.2 million. During the year ended December 31, 2023, the Company completed sales of approximately 460 acres of legacy land holdings on Maui and Kauai for a total of $12.3 million.

Consolidated Results of Operations
For an understanding of the significant factors that influenced our performance during fiscal 2024 and 2023, the following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

			Favorable (Unfavorable) Change
(amounts in thousands, except percentage data and per share data)	2024	2023	$	%
Operating revenue	$236,641	$208,843	$27,798	13.3%
Cost of operations	(128,995)	(106,532)	(22,463)	(21.1)%
Selling, general and administrative	(29,822)	(34,028)	4,206	12.4%
Impairment of assets	(256)	(4,768)	4,512	94.6%
Gain (loss) from disposals, net	2,199	1,114	1,085	97.4%
Operating income (loss)	79,767	64,629	15,138	23.4%
Income (loss) related to joint ventures	4,556	1,872	2,684	143.4%
Interest and other income (expense), net	3,023	(2,693)	5,716	NM
Interest expense	(23,169)	(22,963)	(206)	(0.9)%
Income tax benefit (expense)	(174)	(35)	(139)	4X
Income (loss) from continuing operations	64,003	40,810	23,193	56.8%
Income (loss) from discontinued operations (net of income taxes)	(3,466)	(7,847)	4,381	55.8%
Net income (loss)	60,537	32,963	27,574	83.7%
(Income) loss attributable to discontinued noncontrolling interest	—	(3,151)	3,151	100.0%
Net income (loss) attributable to A&B	$60,537	$29,812	$30,725	103.1%

Earnings per share:
Basic earnings (loss) per share - continuing operations	$0.88	$0.56	$0.32	57.1%
Basic earnings (loss) per share - discontinued operations	(0.05)	(0.15)	0.10	66.7%
Basic earnings (loss) per share of common stock:	$0.83	$0.41	$0.42	102.4%

Diluted earnings (loss) per share - continuing operations	$0.88	$0.56	$0.32	57.1%
Diluted earnings (loss) per share - discontinued operations	(0.05)	(0.15)	0.10	66.7%
Diluted earnings (loss) per share of common stock:	$0.83	$0.41	$0.42	102.4%

Continuing operations available to A&B common shareholders	$63,980	$40,704	$23,276	57.2%
Discontinued operations available to A&B common shareholders	(3,466)	(10,998)	7,532	68.5%
Net income (loss) available to A&B common shareholders	$60,514	$29,706	$30,808	103.7%

Funds From Operations ("FFO")[1]	$100,006	$79,377	$20,629	26.0%
Adjusted FFO[1]	$80,064	$63,602	$16,462	25.9%

FFO per diluted share	$1.37	$1.09	$0.28	25.7%
Weighted average diluted shares outstanding (FFO)[2]	72,752	72,776

[1] For definitions of capitalized terms and a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 35.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Adjusted FFO.
The causes of material changes in the consolidated statements of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for 2024 increased 13.3%, or $27.8 million, to $236.6 million primarily due to higher revenues from the Land Operations segment's land sales. During the current year, the Company sold approximately 430 acres of legacy land holdings on Maui and Kauai, including an 81-acre residential-zoned parcel on Maui, as well as six development lots at Maui Business Park and two industrial-zoned development lots on Oahu, compared to 460 acres of legacy land holdings on Maui and Kauai and no development lots in the prior year.

Cost of operations for 2024 increased 21.1%, or $22.5 million, to $129.0 million, due primarily to the Land Operations segment's higher cost of sales associated with the current year land sales.

Selling, general and administrative costs for 2024 decreased 12.4%, or $4.2 million, to $29.8 million due primarily to lower personnel-related expenses and professional service fees.
Impairment of assets of $0.3 million during 2024 consisted of the abandonment of potential CRE development projects, and the $4.8 million during 2023 consisted of the abandonment of potential CRE development projects and impairment of a CRE improved property that was triggered by changes in expected holding period assumptions.

Gain (loss) on disposal of assets, net of $2.2 million for 2024 is related to the favorable resolution of contingent liabilities related to a prior year sale of a legacy business and a gain recognized on the sale of one commercial real estate property. Gain (loss) on disposal of assets, net of $1.1 million for 2023 was due to the sale of the Company's ownership interest in a legacy trucking and storage business on Maui. Both of these legacy activities were part of the Land Operations segment.
Income (loss) related to joint ventures for the year ended December 31, 2024, increased 143.4%, or $2.7 million, to $4.6 million, due primarily to higher earnings from the Company's unconsolidated investment in a materials company.
Interest and other income (expense), net of $3.0 million for the year ended December 31, 2024, was due primarily to a gain on the fair value adjustment for two forward interest rate swaps and interest income related to a note receivable that was collected in 2024, partially offset by a one-time financing-related charge. Interest and other income (expense), net of $(2.7) million for the year ended December 31, 2023 primarily reflected the de-designation of hedging relationships for two forward interest rate swaps as of December 31, 2023, which resulted in the reclassification of $2.7 million of losses from Accumulated other comprehensive income (loss).
Loss from discontinued operations (net of income taxes) of $3.5 million for the year ended December 31, 2024, relates to the resolution of certain liabilities related to the Company's former sugar operations. Loss from discontinued operations (net of income taxes) of $7.8 million for the year ended December 31, 2023, consists of the loss on disposal of $13.2 million related to the sale of the Grace Disposal Group in November 2023, partially offset by $5.4 million in income from the Grace Disposal Group operations in 2023 prior to disposal.

Income (loss) attributable to discontinued noncontrolling interest of $3.2 million for the year ended December 31, 2023, was related to the Grace Disposal Group, which was sold in November 2023.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results
Results of operations for the years ended December 31, 2024 and 2023, were as follows:

			Favorable (Unfavorable) Change
(amounts in thousands, except percentage data and acres; unaudited)	2024	2023	$	%
Commercial Real Estate operating revenue	$197,365	$193,971	$3,394	1.7%
Commercial Real Estate operating costs and expenses	(102,535)	(100,972)	(1,563)	(1.5)%
Selling, general and administrative	(5,372)	(7,008)	1,636	23.3%
Intersegment operating revenue[1]	25	61	(36)	(59.0)%
Impairment of assets	(256)	(4,768)	4,512	94.6%
Interest and other income (expense), net	184	(59)	243	NM
Commercial Real Estate operating profit (loss)	$89,411	$81,225	$8,186	10.1%

Net Operating Income ("NOI")[2]	$127,478	$123,292	$4,186	3.4%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$126,359	$122,834	$3,525	2.9%
Gross Leasable Area ("GLA") in square feet ("SF") for improved properties at end of period	3,957	3,934	23	0.6%
Ground leases (acres at end of period)	142.0	142.0	—	—%

[1] Intersegment operating revenue for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 35.
Commercial Real Estate operating revenue increased 1.7% or $3.4 million, to $197.4 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Operating profit increased 10.1%, or $8.2 million, to $89.4 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in operating revenue from the prior year was primarily driven by higher rents and recoveries from tenants, partially offset by lower percentage rent revenue and higher net bad debt expense as compared to the prior year. The increase in operating profit from the prior year was primarily driven by lower impairment of assets, higher revenues, and lower selling, general, and administrative expenses in the current year, partially offset by higher property operating costs. For the year ended December 31, 2024, impairment of assets of $0.3 million related to the abandonment of potential CRE development projects. For the year ended December 31, 2023, impairment of assets of $4.8 million related to the abandonment of potential CRE development projects and changes in the expected holding period assumptions for a CRE improved property.
Commercial Real Estate portfolio acquisitions, transfers, and dispositions

During the year ended December 31, 2024, the Company's acquisitions and dispositions of commercial real estate properties were as follows (dollars in millions):

Acquisitions
Property	Location	Date (Month/Year)	Purchase Price	GLA (SF)
Waihona Industrial	Oahu	09/2024	$29.7	81,500

Dispositions
Property	Location	Date (Month/Year)	Sales Price	GLA (SF)
Waipouli Town Center	Kauai	10/2024	$14.3	56,600

There were no transfers of CRE improved properties or ground lease interests in land during the year ended December 31, 2024.
Leasing activity
During the year ended December 31, 2024, the Company signed 60 new leases and 149 renewal leases for its improved properties across its three asset classes, covering 630,300 square feet of GLA. The 60 new leases consist of 131,500 square feet with an average annual base rent of $27.45 per-square-foot. Of the 60 new leases, 29 leases with a total GLA of 62,300 square feet were considered comparable (i.e., leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 29 leases, resulted in a 11.6% average base rent increase over comparable expiring leases. The 149 renewal leases consist of 498,800 square feet with an average annual base rent of $31.04 per square foot. Of the 149 renewal leases, 126 leases with a total GLA of 375,000 were considered comparable and resulted in a 11.7% average base rent increase over comparable expiring leases. The Company signed three new ground lease renewals during the year ended December 31, 2024, of which one was considered comparable and resulted in a 28.8% base rent increase over the comparable expiring lease.
Leasing activity summarized by asset class for the year ended December 31, 2024, was as follows:

	Year Ended December 31, 2024
	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]
Retail	138	316,869	$42.82	13.5%
Industrial[5]	59	283,060	$16.59	7.4%
Office	12	30,391	$27.31	2.5%
Subtotal - Improved	209	630,320	$30.30	11.7%
Ground	3	N/A1	$0.6	28.8%
[1] Not applicable for ground leases as such leases would not be comparable from a GLA (SF) perspective.
[2]Annualized Base Rent ("ABR") as is relates to new and renewal leases is the first monthly contractual base rent multiplied by 12. Base rent is presented without consideration of percentage rent that may, in some cases, be significant.

[3] Rent spread is calculated for comparable leases, a subset of the total population of leases for the period presented (described above).
[4] Current ABR, in millions, is presented for ground leases.
[5] During the three months ended December 31, 2024, the Company renewed a comparable industrial lease in which the leased premises includes warehouse and yard space. Due to the yard space, GLA, ABR/SF, and rent spread are not comparable and are therefore, not presented.

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
The Company's improved portfolio occupancy metrics as of December 31, 2024 and 2023, were as follows:

	As of		Basis Point Change
	December 31, 2024	December 31, 2023
Leased Occupancy	94.6%	94.7%	(10)
Physical Occupancy	93.7%	94.1%	(40)
Economic Occupancy	92.9%	93.0%	(10)

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of December 31, 2024 and 2023, were as follows:

Leased Occupancy
	As of
	December 31, 2024	December 31, 2023	Basis Point Change
Retail	95.2%	94.3%	90
Industrial	95.2%	96.8%	(160)
Office	79.8%	84.2%	(440)
Total Leased Occupancy	94.6%	94.7%	(10)

Economic Occupancy
	As of
	December 31, 2024	December 31, 2023	Basis Point Change
Retail	92.8%	92.1%	70
Industrial	95.0%	96.0%	(100)
Office	74.7%	82.8%	(810)
Total Economic Occupancy	92.9%	93.0%	(10)

Same-Store Leased Occupancy[1]
	As of
	December 31, 2024	December 31, 2023	Basis Point Change
Retail	95.2%	95.6%	(40)
Industrial	94.8%	96.7%	(190)
Office	82.9%	87.8%	(490)
Total Same-Store Leased Occupancy	94.6%	95.7%	(110)

Same-Store Economic Occupancy[1]
	As of
	December 31, 2024	December 31, 2023	Basis Point Change
Retail	92.8%	93.4%	(60)
Industrial	94.5%	95.9%	(140)
Office	77.3%	86.2%	(890)
Total Same-Store Economic Occupancy	92.8%	94.0%	(120)

[1]The Same-Store pool excludes properties under development, and properties acquired or sold during either of the comparable reporting periods. The Same-Store pool may also exclude properties that are fully or partially taken out of service for the purpose of redevelopment or repositioning. Management judgment is involved in the classification of properties for exclusion from the same-store pool when they are no longer considered stabilized due to redevelopment or other factors. Properties are moved into the Same-Store pool after one full calendar year of stabilized operation.

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
As a result, direct year-over-year comparison of the Land Operations segment results may not provide a consistent, measurable indicator of future performance. Further, Land Operations revenue trends, cash flows from the sales of real estate, and the amount of real estate available for sale on the Company's consolidated balance sheet do not necessarily indicate future profitability trends for this segment.
Financial results
Results of operations for the years ended December 31, 2024 and 2023, were as follows:

(amounts in thousands; unaudited)	2024	2023
Development sales revenue	$18,328	$—
Unimproved/other property sales revenue	20,265	12,325
Other operating revenue	683	2,547
Total Land Operations operating revenue	39,276	14,872
Land Operations operating costs and expenses	(26,460)	(5,560)
Selling, general and administrative	(1,310)	(1,792)
Intersegment operating charges, net[1]	(30)	(25)
Gain (loss) on disposal of assets, net	2,148	1,114
Earnings (loss) from joint ventures	4,556	1,872
Interest and other income (expense), net	742	349
Total Land Operations operating profit (loss)	$18,922	$10,830

[1] Intersegment operating charges for Land Operations is primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.

2024: Land Operations operating revenue of $39.3 million and operating costs and expenses of $26.5 million for the year ended December 31, 2024, are primarily related to the sale of 430 acres of unimproved and other land holdings on Maui and Kauai for $20.2 million, including an 81-acre residential-zoned parcel on Maui, as well as six development lots at Maui Business Park for $10.2 million and two industrial-zoned development lots on Oahu for $8.1 million.
Land Operations operating profit of $18.9 million during the year ended December 31, 2024, is composed of the margins resulting from land sales noted above, equity earnings from joint ventures of $4.6 million primarily related to the Company's unconsolidated investment in a materials company, a gain from disposals of assets of $2.1 million due to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year, and charges related to legacy business environmental remediation activities.
2023: Land Operations operating revenue of $14.9 million and operating costs and expenses of $5.6 million for the year ended December 31, 2023, are primarily related to the sale of approximately 460 acres of unimproved and other land holdings on Maui and Kauai for $12.3 million. Operating revenue and operating costs and expenses also include the Company's legacy business activities in the Land Operations segment (primarily trucking and storage operations, prior to the disposal of the Company's ownership interest in February 2023, and licensing and leasing of legacy lands).
Land Operations operating profit of $10.8 million for the year ended December 31, 2023, is primarily composed of the margins resulting from land sales noted above, equity in earnings from joint ventures of $1.9 million primarily related to the Company's unconsolidated investment in a materials company, and the gain on disposal of the Company's ownership interest in a legacy trucking and storage business on Maui of $1.1 million.

Use of Non-GAAP Financial Measures
The Company uses non-GAAP measures when evaluating operating performance because management believes that they provide additional insight into the Company's and segments' operating results, and/or the underlying business trends affecting performance on a consistent and comparable basis from period to period. These measures generally are provided to investors as an additional means of evaluating the performance of ongoing operations. The non-GAAP financial information presented herein should be considered supplemental to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP.
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
The Company has been executing a simplification strategy to focus on the growth and expansion of its commercial real estate portfolio in Hawai‘i by monetizing its legacy assets and operations. The sale of Grace Pacific, LLC and the Company-owned quarry land on Maui in 2023 marked the culmination of the Company’s simplification strategy. Although the Company has some remaining legacy assets to be monetized, investors and analysts now view the Company as a pure-play REIT. In order to enhance comparability to other REITs, the Company provides an additional performance metric, Adjusted FFO, to further adjust FFO to exclude the effects of certain items not related to ongoing property operations. Adjusted FFO is a widely recognized measure of the property operations of REITs and may be more useful than FFO in evaluating the operating performance of the Company’s properties over the long term, as well as enabling investors and analysts to assess performance in comparison to other real estate companies.

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

The Company presents both non-GAAP measures and reconciles FFO to the most directly-comparable GAAP measure, Net Income (Loss) available to A&B common shareholders, and FFO to Adjusted FFO. The Company's FFO and Adjusted FFO may not be comparable to such metrics reported by other REITs due to possible differences in the interpretation of the current Nareit definition used by such REITs. Reconciliations of net income (loss) available to A&B common shareholders to FFO and Adjusted FFO for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
Net Income (Loss) available to A&B common shareholders	$60,514	$29,706
Depreciation and amortization of commercial real estate properties	36,077	36,490
Gain on the disposal of commercial real estate properties	(51)	—
Impairment losses - commercial real estate properties	—	2,183
(Income) loss from discontinued operations, net of income taxes	3,466	7,847
Income (loss) attributable to discontinued noncontrolling interest	—	3,151
FFO	100,006	79,377
Add (deduct) Adjusted FFO defined adjustments
Impairment losses - abandoned development costs	256	2,585
(Gain) loss on sale of legacy business[1]	(2,125)	(1,114)
Non-cash changes to liabilities related to legacy operations[2]	2,028	(3,965)
Provision for (reversal of) current expected credit losses	(628)	—
Legacy joint venture (income) loss[3]	(4,556)	(1,872)
(Gain) loss on fair value adjustments related to interest rate swaps	(3,675)	2,718
Non-recurring financing-related charges	2,350	—
Amortization of share-based compensation	4,795	6,081
Maintenance capital expenditures[4]	(15,103)	(13,651)
Leasing commissions paid	(1,272)	(1,380)
Straight-line lease adjustments	(2,736)	(5,067)
Amortization of net debt premiums or discounts and deferred financing costs	1,095	967
Favorable (unfavorable) lease amortization	(371)	(1,077)
Adjusted FFO	$80,064	$63,602
[1] Amounts in 2024 are primarily due to the favorable resolution of contingent liabilities related to the prior year sale of a legacy business. Amounts in 2023 are related to gain on disposal of the Company's ownership interest in a legacy trucking and storage business on Maui.

[2] Primarily related to environmental reserves associated with legacy business activities in the Land Operations segment.
[3] Includes joint ventures engaged in legacy business activities within the Land Operations segment.
[4] Includes ongoing maintenance capital expenditures only.

Net Operating Income and Same-Store Net Operating Income

NOI is a non-GAAP measure used internally in evaluating the unlevered performance of the Company's Commercial Real Estate portfolio. Management believes NOI provides useful information to investors regarding the Company's financial condition and results of operations because it reflects only the contract-based income that is realizable (i.e., assuming collectability is deemed probable) and direct property-related expenses paid or payable in cash that are incurred at the property level, as well as trends in occupancy rates, rental rates and operating costs. When compared across periods, NOI can be used to determine trends in earnings of the Company's properties as this measure is not affected by non-contract-based revenue (e.g., straight-line lease adjustments required under GAAP and amortization of lease incentives and favorable/unfavorable lease assets/liabilities); by non-cash expense recognition items (e.g., the impact of depreciation related to capitalized costs for improved properties and building/tenant space improvements, amortization of leasing commissions, or impairments); or by other income, expenses, gains, or losses that do not directly relate to the Company's ownership and operations of the properties (e.g., indirect selling, general, administrative and other expenses, as well as lease termination income and interest and other income (expense), net). Management believes the exclusion of these items from Commercial Real Estate operating profit (loss) is useful because it provides a performance measure of the revenue and expenses directly involved in owning and operation real estate assets. NOI should not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
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
The Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies. Reconciliations of CRE operating profit (loss) to NOI for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
CRE Operating Profit	$89,411	$81,225
Depreciation and amortization	36,093	36,490
Straight-line lease adjustments	(2,736)	(5,067)
Favorable (unfavorable) lease amortization	(371)	(1,077)
Termination fees and other	(347)	(90)
Interest and other (income) expense, net	(184)	59
Impairment of assets	256	4,768
Selling, general and administrative	5,356	6,984
NOI	$127,478	$123,292
Less: NOI from acquisitions, dispositions and other adjustments	(1,119)	(458)
Same-store NOI	$126,359	$122,834

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans, both in the short-term (i.e., the next twelve months from December 31, 2024) and long-term (i.e., beyond the next twelve months), have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been funding shareholder distributions, known contractual obligations, and capital expenditures (including recent commercial real estate acquisitions and real estate developments); and supporting working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of December 31, 2024, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its credit facility will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from December 31, 2024) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
Known contractual obligations
A description of material contractual commitments as of December 31, 2024, is included in Note 8 – Notes Payable and Other Debt, Note 9 – Derivative Instruments, Note 13 – Leases - The Company as a Lessee, and Note 15 – Employee Benefit Plans of the Notes to Consolidated Financial Statements and Part II, Item 8 of this report, and is herein incorporated by reference.
In addition, contractual interest payments for Notes payable and other debt in the short-term (i.e., over the next twelve months from December 31, 2024) and long-term (i.e., beyond the next twelve months) is estimated to be $22.5 million and $68.5 million, respectively (includes amounts based on contractual/fixed swap interest rates applied to future principal balances based on repayment schedules for secured and unsecured debt and also estimated interest on the revolving credit facility based on the outstanding balance and the rates in effect as of December 31, 2024).
The Company expects that its short-term capital expenditures for contractual commitments related to development projects and building and tenant improvements (i.e., over the next twelve months from December 31, 2024) is estimated to be $41.5 million. The largest of such amounts pertain to contracts for one commercial real estate tenant improvement allowance for $19.7 million and one commercial real estate development project for $10.2 million. The Company expects that its long-term capital expenditures for contractual commitments related to development projects and building and tenant improvements (i.e., beyond the next twelve months from December 31, 2024) is not material. Refer to Other capital resource matters below for additional discussion of the Company's total anticipated capital expenditures for 2025.
A description of other commitments, contingencies and off-balance sheet arrangements as of December 31, 2024, is included in Note 10 – Commitments and Contingencies of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, and is herein incorporated by reference.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been operating cash flows from continuing operations, which were $102.1 million for the year ended December 31, 2024, primarily driven by cash generated from CRE operations and monetization of assets within the Land Operations segment. The Company's cash flows from continuing operations provided by operating activities for the year ended December 31, 2024, reflects an increase of $26.6 million from the prior year amount of $75.5 million, due primarily to higher cash proceeds from unimproved and development land sales in 2024 as compared to 2023. Cash proceeds from current year unimproved and development land sales increased by $14.4 million from $7.9 million for the year ended December 31, 2023, to $22.3 million for the year ended December 31, 2024. Additionally, for the year ended December 31, 2024, the Company collected $3.9 million in financing receivables related to unimproved and development land sales that occurred in prior years. Total cash flows in future periods may be subject to variation from the Land Operations segment due to the varying activity in completing development and unimproved/other property sales.
The Company's operating income (loss) and cash flows provided by operating activities is generated by its subsidiaries. There are no material restrictions on the ability of the Company's wholly owned subsidiaries to pay dividends or make other distributions to the Company.
The Company's other primary sources of liquidity include its cash and cash equivalents of $33.4 million as of December 31, 2024, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from December 31, 2024), as well as long-term basis. With respect to the revolving credit facility, as of December 31, 2024, the Company had $150.0 million of borrowings outstanding, no letters of credit issued against, and $300.0 million of available capacity (with a term through October 17, 2028, with two six-month extension options).
On August 13, 2024, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $200.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of December 31, 2024, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell the shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash used in investing activities from continuing operations was $31.1 million for the year ended December 31, 2024, as compared to cash used in investing activities from continuing operations of $27.6 million for the year ended December 31, 2023. The year ended December 31, 2024, included capital expenditures for continuing operations of $50.8 million, which included the purchase of a Commercial Real Estate property for $29.8 million, partially offset by $19.0 million in cash proceeds from the disposal of a Commercial Real Estate property and two development lots. The acquisition was structured as a partial like-kind exchange in accordance with Code §1031. The year ended December 31, 2023, included capital expenditures for continuing operations of $31.2 million, which included the purchase of a Commercial Real Estate property for $9.5 million, partially offset by $3.4 million in cash proceeds from the disposal of assets. The 2023 acquisition was structured as a partial like-kind exchange in accordance with Code §1031 and also utilized involuntary conversion funds in accordance with Code §1033.
The Company primarily uses cash in investing activities for capital expenditures related to its CRE segment. For the year ended December 31, 2024, nearly all of the Company's capital expenditures for property, plant and equipment of $50.8 million related to the CRE segment. The Company further differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
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

Capital expenditures for continuing operations are summarized as follows for the years ended:

(in thousands, unaudited)	2024	2023
Capital expenditures for real estate
Ongoing maintenance capital expenditures
Building/area improvements	$10,193	$10,482
Tenant space improvements	4,910	3,169
Total ongoing maintenance capital expenditures for real estate	15,103	13,651
Discretionary capital expenditures
Property acquisitions	29,826	9,464
Development and redevelopment[1]	2,518	5,840
Tenant space improvements - nonrecurring	449	84
Total discretionary capital expenditures for real estate	32,793	15,388
Capitalized indirect costs	2,784	2,050
Total capital expenditures for real estate[1]	50,680	31,089
Corporate and other capital expenditures	97	61
Total Capital Expenditures[1]	$50,777	$31,150
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the tables above.

The Company regularly evaluates investment opportunities, including development-for-hold projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions, and other strategic transactions to increase shareholder value. In 2025, the Company expects that its capital expenditures, not including potential commercial real estate property acquisitions, will be approximately $60.0 million - $70.0 million. Should investment opportunities in excess of the amounts budgeted arise, the Company believes it has adequate sources of liquidity to fund these investments.
Cash used in financing activities for continuing operations was $62.0 million for the year ended December 31, 2024, a decrease from cash used in financing activities for continuing operations of $79.8 million for the year ended December 31, 2023. Cash used in financing activities is primarily composed of dividend payments and net proceeds from and payments of notes payable and other debt, which totaled $65.0 million and $107.0 million during the year ended December 31, 2024, respectively. Partially offsetting these cash outflows were net borrowings on the Company line-of-credit agreement of $113.0 million during the year ended December 31, 2024.
Cash flows provided by and used in discontinued operations relates primarily to the Grace Disposal Group. As a result of its disposition in the year ended December 31, 2023, cash flows related to the Grace Disposal Group will not recur. For the year ended December 31, 2024, cash used in operating activities for discontinued operations of $4.1 million was composed of cash outflows for the resolution of liabilities from the Company’s former sugar operations. During the same period, cash provided by investing activities from discontinued operations of $15.0 million was from the collection in full of a promissory note issued as part of the consideration for the Grace Disposal Group sale in 2023. During the year ended December 31, 2023, cash used in operating, investing, and financing activities for discontinued operations, excluding the Grace Disposal Group sales proceeds, was $8.4 million, $1.5 million, and $15.1 million, respectively, and were primarily related to funding working capital needs, acquisition of machinery and equipment, and borrowings and payments on line-of credit-agreements.
Other capital resource matters
The Company utilizes §1031 or §1033 of the Code to obtain tax-deferral treatment when qualifying real estate assets are sold or become subject to involuntary conversion and the resulting proceeds are reinvested in replacement properties within the required time period. Proceeds from potential tax-deferred sales under §1031 of the Code are held in escrow (and presented as part of Restricted cash on the consolidated balance sheets) pending future reinvestment or are returned to the Company for general use if eligibility for tax-deferral treatment based on the required time period lapses. The proceeds from involuntary conversions under §1033 of the Code are held by the Company until the funds are redeployed.
During the year ended December 31, 2024, the Company completed three transactions that gave rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code and, over the same period, completed one acquisition utilizing eligible/available proceeds from tax-deferred sales or involuntary conversions.

As of December 31, 2024, the Company has no funds from tax-deferred sales that are available for use and have not been reinvested under §1031 of the Code. In addition, the Company held no funds from tax-deferred involuntary conversions that had not yet been reinvested under §1033 of the Code as of December 31, 2024.
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
Purchase Price Allocation of Acquired Real Estate
In accordance with Accounting Standards Codification 805, Business Combinations, acquisitions of real estate properties generally do not meet the definition of a business and are treated as asset acquisitions. Upon the acquisition of a property, management assesses the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities on a relative fair value basis. All expenses related to an acquisition are capitalized and allocated among the identified assets. Generally, the most significant portion of the allocation is to building and land, and requires the use of market-based estimates and assumptions.

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
During the year ended December 31, 2023, one CRE improved property met the criteria for classification as held for sale. As a result, the Company measured the property held for sale at its fair value less costs to sell and accordingly recorded impairment of $2.2 million in 2023. Also during the years ended December 31, 2024 and 2023, the Company recorded an impairment charge of $0.3 million and $2.6 million, respectively, related to the abandonment of potential development projects.
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
As of December 31, 2024, the Company’s fixed-rate debt (after the effects of interest rate swaps), excluding debt premium or discount and debt issuance costs, consisted of $455.2 million in principal term notes and other instruments. As of December 31, 2024, the Company’s variable-rate debt under its revolving credit facilities was $20.0 million. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
The table below summarizes the Company's estimated exposure to interest rate risk over each of the next five years and thereafter based on the expected remaining principal obligation as of the beginning of each period and the related interest rates based on the Company's debt obligations as of December 31, 2024 (dollars in thousands). The table has limited predictive value as average interest rates for variable-rate debt included in the table represent rates that existed as of December 31, 2024, and are subject to change. Furthermore, the table below incorporates only those exposures that existed as of December 31, 2024, and does not consider exposures or positions that may arise of expire after that date.

							Fair Value at
	Expected Remaining Obligation as of Beginning of Year						December 31,
	2025	2026	2027	2028	2029	Thereafter	2024
Liabilities
Fixed-rate debt	$455,184	$414,734	$345,459	$304,368	$128,062	$60,000	$448,400
Weighted average interest rate on remaining fixed-rate principal	4.63%	4.60%	4.70%	4.70%	4.75%	6.09%
Variable-rate debt[1]	$20,000	$20,000	$20,000	$20,000	$—	$—	$20,000
Weighted average interest rate on remaining variable principal[2]	5.48%	5.48%	5.48%	5.48%	—%	—%

							Fair Value at
	Expected Remaining Notional as of Beginning of Year						December 31,
	2025	2026	2027	2028	2029	Thereafter	2024
Interest rate swap agreements[3]
Variable to fixed remaining notional and fair value of swap asset (liability)	$180,877	$178,989	$177,041	$175,023	$172,942	$130,000	$7,378
Average pay fixed rate	4.37%	4.38%	4.40%	4.41%	4.43%	4.85%
Average receive rate[2]	5.61%	5.61%	5.61%	5.61%	5.60%	5.58%

[1] Estimated variable-rate principal is based on the amounts outstanding and the contractual maturity date of the revolving credit facility as of December 31, 2024. Actual principal outstanding may be greater or less than the amounts indicated.

[2] Estimated interest rates on variable-rate debt are determined based on the rate in effect on December 31, 2024. Actual interest rates may be greater or less than the amounts indicated.
[3] The Company's interest rate derivatives are designated as cash flow hedges with changes in the fair value of the asset or liability recorded to accumulated other comprehensive income. Refer to Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, for further discussion.

As of December 31, 2023, the Company had $427.1 million of fixed-rate debt outstanding and $37.0 million of variable-rate debt outstanding with weighted average interest rates of 4.2% and 6.5%, respectively, and the aggregate fair value of its interest rate derivatives for variable to fixed interest rate swaps, including two forward interest rate swaps, was an asset of $1.4 million.
Also, from time to time, the Company may invest its excess cash in higher yield accounts. Such deposits may be in excess of Federal Deposit Insurance Corporation ("FDIC") limits and are placed with high-quality institutions in order to minimize concentration of counterparty credit risk.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable noncontrolling interest, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate Acquisitions and Dispositions – Acquisition of Real Estate Properties— Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

Acquisitions of real estate properties are evaluated to determine if they should be accounted for as asset acquisitions or business combinations. For asset acquisitions, the Company estimates the fair value of acquired tangible assets (e.g., land, buildings, and tenant improvements), identifiable intangible assets (e.g., in-place leases and favorable leases) and liabilities (e.g., unfavorable leases and assumed debt) based on an evaluation of available information at the date of the acquisition. Based on these estimates, the Company allocates the purchase consideration to the acquired assets and assumed liabilities. In estimating the fair value of the tangible and intangible assets acquired and liabilities assumed, the Company uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates and analyzes market information such as recent comparable sales transactions, estimates of replacement costs net of depreciation, and other available market information. During the year ended December 31, 2024, the Company completed the acquisition of a commercial real estate property for a total purchase price of $29.8 million, which included costs related to the acquisition, and accounted for this acquisition as an asset acquisition. The purchase price for the assets acquired and the liabilities assumed was allocated to them based on the estimated relative fair values.

We identified the acquisition of real estate properties as a critical audit matter because of the significant estimates management makes to determine the fair value of assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s valuation method used, management’s selection of discount rates and capitalization rates, and management’s consideration of recent comparable sales transactions and other available market information.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the acquisition of real estate properties by the Company included the following, among others:

◦We tested the effectiveness of controls over the acquisition of real estate properties, including management’s controls (1) over the valuation method used, (2) over the selection of discount rates and capitalization rates, and (3) over the consideration of recent comparable sales transactions and other available market information used in estimating the fair value of assets acquired and liabilities assumed.

◦With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation method, (2) discount and capitalization rates used in the valuation model, and (3) recent comparable sales transactions and other available market information by comparing them to external market sources and testing the mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 28, 2025

We have served as the Company's auditor since 1950.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2024	2023
ASSETS
Real estate investments
Real estate property	$1,670,879	$1,609,013
Accumulated depreciation	(255,641)	(227,282)
Real estate property, net	1,415,238	1,381,731
Real estate developments	46,423	58,110
Investments in real estate joint ventures and partnerships	5,907	6,850
Real estate intangible assets, net	31,176	36,298
Real estate investments, net	1,498,744	1,482,989
Cash and cash equivalents	33,436	13,517
Restricted cash	236	236
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $1,701 and $2,888 as of December 31, 2024 and 2023, respectively	3,697	4,533
Goodwill	8,729	8,729
Other receivables, net of allowance (credit losses and doubtful accounts) of $2,393 and $3,545 as of December 31, 2024 and 2023, respectively	16,696	23,601
Prepaid expenses and other assets	108,894	98,652
Assets held for sale	—	13,984
Total assets	$1,670,432	$1,646,241

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$474,837	$463,964
Accounts payable	4,529	5,845
Accrued post-retirement benefits	7,582	9,972
Deferred revenue	72,462	70,353
Accrued and other liabilities	107,479	93,096
Total liabilities	666,889	643,230
Commitments and Contingencies (Note 10)
Equity:
Common stock - no par value; authorized, 225,000,000 shares; outstanding 72,633,866 and 72,447,510 shares at December 31, 2024 and 2023, respectively	1,811,582	1,809,095
Accumulated other comprehensive income (loss)	6,134	3,250
Distributions in excess of accumulated earnings	(814,173)	(809,334)
Total shareholders' equity	1,003,543	1,003,011
Total liabilities and equity	$1,670,432	$1,646,241
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Operating Revenue:
Commercial Real Estate	$197,365	$193,971	$187,224
Land Operations	39,276	14,872	43,329
Total operating revenue	236,641	208,843	230,553
Operating Costs and Expenses:
Cost of Commercial Real Estate	102,535	100,972	98,717
Cost of Land Operations	26,460	5,560	34,202
Selling, general and administrative	29,822	34,028	35,869
Impairment of assets	256	4,768	—
Total operating costs and expenses	159,073	145,328	168,788
Gain (loss) on disposal of commercial real estate properties	51	—	—
Gain (loss) on disposal of assets, net	2,148	1,114	53,954
Total gain (loss) on disposal of assets, net	2,199	1,114	53,954
Operating Income (Loss)	79,767	64,629	115,719
Other Income and (Expenses):
Income (loss) related to joint ventures	4,556	1,872	1,592
Pension termination	—	—	(76,907)
Interest and other income (expense), net (Note 2)	3,023	(2,693)	399
Interest expense	(23,169)	(22,963)	(21,991)
Income (Loss) from Continuing Operations Before Income Taxes	64,177	40,845	18,812
Income tax benefit (expense)	(174)	(35)	18,252
Income (Loss) from Continuing Operations	64,003	40,810	37,064
Income (loss) from discontinued operations, net of income taxes	(3,466)	(7,847)	(86,644)
Net Income (Loss)	60,537	32,963	(49,580)
Loss (income) attributable to discontinued noncontrolling interest	—	(3,151)	(1,077)
Net Income (Loss) Attributable to A&B Shareholders	$60,537	$29,812	$(50,657)

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.88	$0.56	$0.51
Discontinued operations available to A&B shareholders	(0.05)	(0.15)	(1.21)
Net income (loss) available to A&B shareholders	$0.83	$0.41	$(0.70)

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.88	$0.56	$0.50
Discontinued operations available to A&B shareholders	(0.05)	(0.15)	(1.20)
Net income (loss) available to A&B shareholders	$0.83	$0.41	$(0.70)

Weighted-Average Number of Shares Outstanding:
Basic	72,606	72,559	72,636
Diluted	72,752	72,776	72,787

Amounts Available to A&B Common Shareholders (Note 17):
Continuing operations available to A&B common shareholders	$63,980	$40,704	$36,875
Discontinued operations available to A&B common shareholders	(3,466)	(10,998)	(87,721)
Net income (loss) available to A&B common shareholders	$60,514	$29,706	$(50,846)
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net Income (Loss)	$60,537	$32,963	$(49,580)
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	4,100	296	4,876
Reclassification of interest rate derivative loss (gain) to interest and other income (expense), net included in Net Income (Loss)	—	2,718	(497)
Reclassification adjustment to interest expense included in Net Income (Loss)	(1,764)	(1,680)	469
Employee benefit plans:
Actuarial gain (loss)	534	109	17,021
Amortization of net loss included in net periodic benefit cost	—	—	1,941
Settlement recognition of net loss (gain)	14	—	—
Amortization of prior service credit included in net periodic benefit cost	—	—	91
Pension termination	—	—	76,907
Income taxes related to other comprehensive income (loss)	—	—	(18,295)
Other comprehensive income (loss), net of tax	2,884	1,443	82,513
Comprehensive Income (Loss)	63,421	34,406	32,933
Comprehensive (income) loss attributable to discontinued noncontrolling interest	—	(3,151)	(1,077)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$63,421	$31,255	$31,856
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$60,537	$32,963	$(49,580)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss (income) from discontinued operations	3,466	7,847	86,644
Depreciation and amortization	36,312	36,791	38,022
Provision for (reversal of) credit losses	(628)	—	—
Deferred income taxes	—	—	(18,091)
Loss (gain) from disposals, net	(2,199)	(1,114)	(53,950)
Impairment of assets	256	4,768	4,966
Loss (gain) on de-designated interest rate swap valuation adjustment	(3,675)	2,718	—
Share-based compensation expense	4,795	6,081	4,913
Loss (income) related to joint ventures, net of operating cash distributions	(1,179)	(1,822)	(883)
Pension termination	—	—	76,907
Changes in operating assets and liabilities:
Trade and other receivables	35	120	(3,858)
Prepaid expenses and other assets	(424)	(894)	(1,749)
Development/other property inventory	6,464	(3,474)	10,489
Accrued post-retirement benefits	(1,841)	(5)	(27,101)
Accounts payable	(1,047)	1,130	778
Accrued and other liabilities	1,239	(9,622)	(333)
Operating cash flows from continuing operations	102,111	75,487	67,174
Operating cash flows from discontinued operations	(4,120)	(8,395)	(33,218)
Net cash provided by (used in) operations	97,991	67,092	33,956
Cash Flows from Investing Activities:
Capital expenditures for acquisitions	(29,826)	(9,464)	—
Capital expenditures for property, plant and equipment	(20,951)	(21,686)	(21,683)
Proceeds from disposal of assets	18,955	3,439	73,089
Payments for purchases of investments in affiliates and other investments	(306)	(342)	(522)
Distributions of capital and other receipts from investments in affiliates and other investments	1,013	451	68
Investing cash flows from continuing operations	(31,115)	(27,602)	50,952
Investing cash flows from discontinued operations	15,000	34,705	(6,396)
Net cash provided by (used in) investing activities	(16,115)	7,103	44,556
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	60,000	—	—
Payments of notes payable and other debt and deferred financing costs	(166,994)	(35,082)	(23,175)
Borrowings (payments) on line-of-credit agreement, net	113,000	25,000	(38,000)
Cash dividends paid	(64,980)	(64,265)	(57,724)
Repurchases of common stock and other payments	(2,983)	(5,403)	(7,264)
Financing cash flows from continuing operations	(61,957)	(79,750)	(126,163)
Financing cash flows from discontinued operations	—	(15,101)	11,011
Net cash provided by (used in) financing activities	(61,957)	(94,851)	(115,152)

Cash, Cash Equivalents, Restricted Cash, and Cash included in Assets Held for Sale
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash included in assets held for sale	19,919	(20,656)	(36,640)
Balance, beginning of period	13,753	34,409	71,049
Balance, end of period	$33,672	$13,753	$34,409

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Other Cash Flow Information:
Interest paid, net of capitalized interest, for continuing operations	$22,125	$22,638	$21,407
Interest paid, net of capitalized interest, for discontinued operations	$—	$553	$210
Income tax (payments)/refunds, net	$31	$(17)	$1,014

Noncash Investing and Financing Activities from continuing operations:
Capital expenditures included in accounts payable and accrued and other liabilities	$21,738	$2,122	$327
Operating lease liabilities arising from obtaining ROU assets	$—	$—	$677
Finance lease liabilities arising from obtaining ROU assets	$152	$1,728	$2,585
Dividends declared but unpaid at end of period	$17,032	$16,758	$16,290
Increase (decrease) in escrow and other receivables from dispositions	$3,250	$15,000	$862

Noncash Investing and Financing Activities from discontinued operations:
Capital expenditures included in liabilities associated with assets held for sale	$—	$—	$112
Operating lease liabilities arising from obtaining ROU assets	$—	$—	$20,211
Finance lease liabilities arising from obtaining ROU assets	$—	$—	$1,079

Reconciliation of cash, cash equivalents, restricted cash, and cash included in assets held for sale:
Beginning of the period:
Cash and cash equivalents	$13,517	$33,262	$65,417
Restricted cash	236	998	1,015
Cash included in assets held for sale	—	149	4,617
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$13,753	$34,409	$71,049

End of the period:
Cash and cash equivalents	$33,436	$13,517	$33,262
Restricted cash	236	236	998
Cash included in assets held for sale	—	—	149
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$33,672	$13,753	$34,409
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(amounts in thousands, except per share data)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2022	72,543	$1,810,542	$(80,706)	$(663,159)	$1,066,677	$6,904
Net income (loss)	—	—	—	(50,657)	(50,657)	1,082
Other comprehensive income (loss), net of tax	—	—	82,513	—	82,513	—
Dividend on common stock ($0.83 per share)	—	—	—	(60,833)	(60,833)	—
Share-based compensation	—	4,913	—	—	4,913	—
Shares issued (repurchased), net	(80)	(7,054)	—	146	(6,908)	—
Balance, December 31, 2022	72,463	$1,808,401	$1,807	$(774,503)	$1,035,705	$7,986

Net income (loss)	—	—	—	29,812	29,812	3,151
Other comprehensive income (loss), net of tax	—	—	1,443	—	1,443	—
Dividend on common stock ($0.8825 per share)	—	—	—	(64,617)	(64,617)	—
Disposal of subsidiary	—	—	—	—	—	(9,952)
Distributions to noncontrolling interest	—	—	—	—	—	(1,185)
Share-based compensation	—	6,081	—	—	6,081	—
Shares issued (repurchased), net	(15)	(5,387)	—	(26)	(5,413)	—
Balance, December 31, 2023	72,448	$1,809,095	$3,250	$(809,334)	$1,003,011	$—

Net income (loss)	—	—	—	60,537	60,537	—
Other comprehensive income (loss), net of tax	—	—	2,884	—	2,884	—
Dividend on common stock ($0.8925 per share)	—	—	—	(65,254)	(65,254)	—
Share-based compensation	—	4,795	—	—	4,795	—
Shares issued (repurchased), net	186	(2,308)	—	(122)	(2,430)	—
Balance, December 31, 2024	72,634	$1,811,582	$6,134	$(814,173)	$1,003,543	$—
See Notes to Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Consolidated Financial Statements
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. As of December 31, 2024, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 21 retail centers, 14 industrial assets and four office properties, representing a total of four million square feet of gross leasable area, as well as 142 acres of commercial land in Hawai‘i, of which substantially all is leased pursuant to urban ground leases.
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
•Land Operations - This segment includes the Company's legacy landholdings, joint venture investments, and liabilities that are subject to the Company's simplification and monetization effort. Financial results from this segment are principally derived from real estate development and unimproved land sales and joint venture activity.
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
A controlling financial interest in an entity may be established (i) through the Company holding a majority voting interest or (ii) if the Company is the primary beneficiary of an entity that qualifies as a variable interest entity ("VIE"), as defined in the Codification. The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a VIE. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company reevaluates whether an entity is a VIE as needed (i.e., when assessing reconsideration events that result in changes in the factors mentioned above) as part of determining if the consolidation or equity method treatment remains appropriate. As of December 31, 2024, the Company had an interest in various unconsolidated joint ventures that the Company accounts for using the equity method. Obligations of the Company's joint ventures do not have recourse to the Company and the Company's maximum exposure is limited to its investment.

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: (i) asset impairments, including intangible assets and goodwill, (ii) purchase price allocations with respect to commercial real estate asset acquisitions, (iii) litigation and contingencies, (iv) postretirement benefits, (v) recoverable amounts of accounts and other receivables, (vi) valuation of derivatives and their effectiveness as hedges, (vii) income taxes, and (viii) valuation of market-based and performance-based restricted stock units. Future results could be materially affected if actual results differ from these estimates and assumptions.
Rounding: Amounts in the consolidated financial statements and notes are rounded to the nearest thousand. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
Discontinued Operations: In November 2023, the Company completed the sale of its interests in Grace Pacific LLC ("Grace Pacific"), a materials and construction company, Company-owned quarry land on Maui, and Grace Pacific's 50% interest in a paving company (collectively, the “Grace Disposal Group”). The financial results associated with the Grace Disposal Group are classified as discontinued operations in the consolidated statements of operations and cash flows for the years ended December 31, 2023 and 2022. Refer to Note 21 – Held for Sale and Discontinued Operations for additional information. All footnotes exclude discontinued operations unless otherwise noted.
Reclassifications: Certain amounts presented in the prior year have been reclassified to conform to the current year presentation (e.g., captions previously presented in the prior years that, in the currently presented periods, are less than five percent of total assets or total liabilities were combined in the current year consolidated balance sheets). Operating lease right-of-use assets, which was previously reported separately on the consolidated balance sheets, is now presented in Prepaid expenses and other assets for all periods presented. Operating lease liabilities and Liabilities associated with assets held for sale, which were previously reported separately on the consolidated balance sheets, are now presented in Accrued and other liabilities for all periods presented.
Segment Reclassifications: The Company continually monitors its reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. Refer to Note 19 – Segment Information for additional information.
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
Values for favorable leases acquired and unfavorable leases assumed are estimated based on the present value (using a discount rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining term of the lease for favorable leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for unfavorable leases. The assets recognized and liabilities assumed are amortized to revenue over the related lease term plus renewal options the lessee is reasonably certain to exercise, as appropriate.
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
Depreciation and Amortization: Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property are as follows:

Classification	Range of Life (in years)
Building and improvements	10 to 40
Leasehold improvements	Lesser of useful life or lease term
Water, power and sewer systems	5 to 50
Machinery and equipment	2 to 35
Other property improvements	3 to 35
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
Restricted Cash: The Company's restricted cash is related to cash held in trust for a self-funded workers compensation policy.
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
The Company's goodwill balance as of December 31, 2024 and 2023, was $8.7 million and is attributable to the CRE reporting unit, which is also a reportable segment.
Assets and Liabilities Held for Sale: Assets and liabilities to be disposed of by sale ("disposal groups") are reclassified as held for sale when all the held for sale criteria have been met and are included in Assets held for sale and Accrued and other liabilities on our consolidated balance sheets, respectively. Generally, disposal groups are classified as held for sale when they are under contract for sale and the applicable due diligence period has expired prior to the end of the reporting period. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value.
Assets and liabilities associated with one CRE improved property were reclassified as held for sale in the consolidated balance sheet as of December 31, 2023. This property was sold in 2024. As of December 31, 2024, the Company had no assets and liabilities classified as held for sale.
Self-Insured Liabilities: The Company is self-insured for certain losses that include, but are not limited to, workers’ compensation, general liability, real and personal property, and real estate construction warranty and defect claims. When feasible, the Company obtains third-party insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, and valuations provided by independent third-parties.
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
Revenue Recognition and Leases - The Company as a Lessor: Sources of revenue for the Company primarily include leasing of commercial real asset assets and sales of real estate development and unimproved land. The Company generates revenue from its two distinct segments:

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
Land Operations: Revenues from the Land Operations segment are principally derived from real estate development and unimproved land sales. Revenues from real estate sales are recognized at the point in time when control of the underlying goods is transferred to the customer and the payment is due (generally on the closing date).
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
Leases - The Company as Lessee: The Company determines if an arrangement is a lease at inception by considering whether that arrangement conveys the right to use an identified asset for a period of time in exchange for consideration. The Company evaluates whether a lease is a finance or operating lease using the criteria established in ASC Topic 842, Leases. Right-of-use assets (ROU assets) and lease liabilities related to operating leases are included in Prepaid expenses and other assets and Accrued and other liabilities, respectively, in the Company's consolidated balance sheets. ROU assets and lease liabilities related to finance leases are included in Real estate property, net and Notes payable and other debt, respectively, in the Company's consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term.

Finance lease ROU assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term or using the useful life of the asset if the financing lease contains a purchase option that is reasonably certain to be exercised. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within Interest expense in the Company’s consolidated statements of operations.
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
Impairment of Investments in Affiliates: The Company reviews its investments in unconsolidated affiliates accounted for under the equity method for impairment whenever there are any indicators that the value may be impaired or that its carrying value may not be recoverable. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss measured as the excess of the carrying value of the investment over the estimated fair value, which is recorded in impairment loss in the consolidated statement of operations. Significant estimates are involved in estimating fair value that are highly subjective and include considerable judgment, including the Company's current and future evaluation of general economic and market conditions, estimates regarding the timing and amount of future cash flows, including revenue, and cost of sales, and appropriate discount rates based on the perceived risks, among others. Changes in these and other assumptions could affect the fair value of the unconsolidated affiliate. The Company classifies these fair value measurements as Level 3.
Share-Based Compensation: The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 14 – Share-based Payment Awards.
Employee Benefit Plans: The Company provides a wide range of benefits to current employees, including a defined contribution plan and health and welfare benefits, as well as post-employment benefits to qualified retired employees. The Company records amounts relating to certain benefit plans based on various actuarial assumptions, including, but not limited to discount rates, assumed rates of return, assumed salary increases, health care cost rate trends, and significant demographic assumptions. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current economic conditions and trends. The Company believes that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 15 – Employee Benefit Plans, are reasonable based on its experience and on advice from its independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations.

Interest and other income (expense), net for the years ended December 31, 2024, 2023, and 2022, included the following (in thousands):

	2024	2023	2022
Post-retirement benefit (expense)	$(426)	$(526)	$(621)
Interest income	2,191	431	280
Gain (loss) on fair value adjustments related to interest rate swaps	3,675	—	—
Financing charges	(2,350)	—	—
Reclassification of interest rate derivative gain (loss) from Accumulated Other Comprehensive Income (Loss)	—	(2,718)	497
Other income (expense), net	(67)	120	243
Interest and other income (expense), net	$3,023	$(2,693)	$399
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
Discontinued Operations: The Company reports disposal groups as discontinued operations in the consolidated statements of operations when the criteria are met. The Company's loss from discontinued operations for the year ended December 31, 2024 primarily relates to the resolution of cessation related claim liabilities associated with the Company's former sugar operations. The Company’s loss from discontinued operations for the years ended December 31, 2023 and 2022, included net loss on disposition, revenues, and expenses associated with the Grace Disposal Group, in addition to expenses associated with the resolution of liabilities from the Company’s former sugar operations. The results of operations are presented as discontinued operations in the consolidated statements of operations. Refer to Note 21 – Held for Sale and Discontinued Operations for additional information.

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

Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 during the fourth quarter of 2024. The adoption of this standard did not have a material impact on the Company's financial position or results of operations and did not have a significant impact on its disclosures (refer to Note 19 – Segment Information).
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
In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provided disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, on either a prospective basis to financial statements issued for reporting periods after the effect date, or on a retrospective basis to any or all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
3.     Real Estate Property, Net
Real estate property, net as of December 31, 2024 and 2023, includes the following (in thousands):

	2024	2023
Land	$787,242	$781,129
Buildings	764,803	736,550
Other property improvements	118,834	91,334
Subtotal	1,670,879	1,609,013
Accumulated depreciation	(255,641)	(227,282)
Real estate property, net	$1,415,238	$1,381,731
As noted in Note 2 – Significant Accounting Policies, the Company may capitalize a portion of interest costs incurred to long-lived assets for developments, major redevelopments and other projects that meet certain criteria. Total interest costs incurred were $23.5 million, $23.5 million, and $22.5 million in 2024, 2023, and 2022, respectively. Capitalized interest costs related to development activities were $0.3 million, $0.5 million, and $0.5 million in 2024, 2023, and 2022, respectively.
Depreciation expense for the years ended December 31, 2024, 2023, and 2022, was $29.9 million, $29.2 million, and $29.4 million, respectively.

4.    Real Estate Acquisitions and Dispositions
Acquisitions
The following table summarizes our real estate acquisition activity for the years ended December 31, 2024 and 2023, which were accounted for as asset acquisitions (dollars in thousands). There was one acquisition for each of the years ended December 31, 2024 and 2023.

	2024	2023
Number of properties acquired[1]	1	1
Contract price	$29,666	$9,475
Total price of acquisitions[2]	$29,826	$9,464
[1] The 2024 acquisition was structured as a partial like-kind exchange in accordance with Code §1031. The 2023 acquisition was structured as a partial like-kind exchange in accordance with Code §1031 and also utilized involuntary conversion funds in accordance with Code §1033.

[2] Total price of acquisition includes transaction costs and closing costs and credits.
The aggregate purchase price of the assets acquired during the years ended December 31, 2024 and 2023, was allocated as follows (in thousands):

Fair value of assets acquired	2024	2023
Assets acquired:
Land	$8,723	$3,032
Property and improvements	20,978	6,058
In-place leases	1,051	374
Total assets acquired	$30,752	$9,464

Liabilities assumed:
Unfavorable leases	$926	$—
Total liabilities assumed	926	—
Net assets acquired	$29,826	$9,464
As of the acquisition dates, the weighted-average amortization periods of in-place leases was approximately 12.8 years and 10.0 years for assets acquired during the years ended December 31, 2024 and 2023, respectively.
Dispositions
There was one disposition for the year ended December 31, 2024, related to the one retail property within the Commercial Real Estate segment that was classified as held for sale as of December 31, 2023. There were no dispositions for the year ended December 31, 2023. The following table summarizes our real estate disposition activity for the year ended December 31, 2024 (dollars in thousands).

2024
Number of properties disposed	1
Contract Price	$14,250
Gain/(loss) on disposal[1]	$51
1As of December 31, 2023, this property met the criteria for classification as held for sale and accordingly, was measured at its fair value less costs to sell, resulting in an impairment charge of $2.2 million for the year ended December 31, 2023. The Company recognized a gain on disposal of $0.1 million when the property was sold during the year ended December 31, 2024.

Intangible assets, net
Real estate intangible assets, net and other intangible assets included in Prepaid expenses and other assets as of December 31, 2024 and 2023, were as follows (in thousands):

	2024	2023
In-place leases	$73,624	$73,786
Favorable leases	14,363	15,049
Accumulated amortization of in-place leases	(47,544)	(43,637)
Accumulated amortization of favorable leases	(9,267)	(8,900)
Real estate intangible assets, net	$31,176	$36,298

Other intangible assets	$594	$594
Accumulated amortization of other intangible assets	(594)	(594)
Other intangible assets, net	$—	$—
Total intangible asset amortization expense was $5.8 million, $7.1 million, and $8.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Estimated amortization expenses related to intangible assets over the next five years are as follows (in thousands):

Estimated Amortization
2025	$5,332
2026	3,776
2027	3,585
2028	2,785
2029	2,486
5.     Investments in Affiliates
The Company has investments in affiliates through its Land Operations segments. The Company's investments in affiliates consist of equity investments in limited liability companies that operate or develop real estate and joint ventures that engage in materials-related activities and renewable energy. The Company does not have a controlling financial interest, but has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. Operating results presented in the Company's consolidated statements of operations include the Company's proportionate share of net income (loss) from its equity method investments.
The Company’s carrying value of investments in affiliates totaled $39.0 million and $38.5 million as of December 31, 2024 and 2023, respectively, which is recorded in Investments in real estate joint ventures and partnerships and within Prepaid expenses and other assets on the Consolidated Balance Sheets. The amounts of the Company’s investment as of December 31, 2024 and 2023, that represent undistributed earnings of investments in affiliates was approximately $9.3 million and $7.9 million, respectively. Dividends and distributions from unconsolidated affiliates totaled $4.4 million in 2024, $0.5 million in 2023, and $0.8 million in 2022. During the three years ended December 31, 2024, 2023, and 2022, Income (loss) related to joint ventures was $4.6 million, $1.9 million and $1.6 million, respectively, and return on investment operating cash distributions was $3.4 million, $0.1 million and $0.7 million, respectively.

A summary of combined assets and liabilities reported by such entities accounted for by the equity method as of December 31, 2024 and 2023, were as follows (in thousands):

	2024	2023
Current assets	$55,793	$63,615
Non-current assets	183,976	259,727
Total assets	$239,769	$323,342

Current liabilities	$29,840	$39,520
Non-current liabilities	95,326	143,686
Total liabilities	$125,166	$183,206
A summary of combined operating results reported by such entities accounted for by the equity method for each of the years ended December 31, 2024, 2023, and 2022, were as follows (in thousands):

	2024	2023	2022
Revenues	$159,656	$154,423	$129,968
Operating costs and expenses	138,747	137,431	118,397
Gross Profit (Loss)	$20,909	$16,992	$11,571
Income (Loss) from Continuing Operations[1]	$12,139	$(1,528)	$1,589
Net Income (Loss)[1]	$12,139	$(1,528)	$1,325
[1]Includes earnings from equity method investments held by the investee.
6.     Other Receivables and Allowances and Other Reserves
Other Receivables
The following table is a summary of the Company's other receivables (in thousands):

	December 31, 2024	December 31, 2023
Financing receivables	$15,859	$24,344
Other receivables[1]	3,230	2,802
Other receivables, gross	19,089	27,146
Less: Allowance for credit losses	(2,393)	(3,545)
Other receivables, net of allowances	$16,696	$23,601
[1] Escrow receivables primarily related to the Land Operations segment.
Allowances and Other Reserves
The Company reduces recorded amounts for accounts receivable and other financial assets included in other receivables by various allowances and reserve accounts. The following table presents the balances and activity (including reclassifications) in the various allowance and reserve accounts related to the Company's accounts receivable and financial assets included in other receivables for the three years ended December 31, 2024, 2023, and 2022, (in thousands):

	Allowance for Credit Losses for Financing Receivables Secured by Real Estate	Allowance for Credit Losses for Tenant Related Financing Receivables	Total Allowance for Credit Losses for Financing Receivables	Allowance for Doubtful Accounts on Accounts Receivable
Balance, January 1, 2022	$2,474	$—	$2,474	$770
Provision (release) - charged against income	178	—	178	234
Write-offs or other - charged against allowance[1]	—	—	—	1,443
Balance, December 31, 2022	$2,652	$—	$2,652	$2,447
Provision (release) - charged against income	262	(218)	44	754
Write-offs or other - charged against allowance[1]	—	849	849	(313)
Balance, December 31, 2023	$2,914	$631	$3,545	$2,888
Provision (release) - charged against income	(1,359)	375	(984)	139
Write-offs or other - charged against allowance[1]	—	(168)	(168)	(1,326)
Balance, December 31, 2024	$1,555	$838	$2,393	$1,701

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
The allowance for credit losses for financing receivables related to collateral-dependent receivables are from the sales of unimproved legacy property, development parcels, or commercial real estate assets that involve a financing component. The collectability of each of the financing receivables is assessed each reporting period using specific information, including among other factors, the credit quality of the counterparties in the transactions, as well as reasonable and supportable forecasts of future conditions that impact the collectability of the receivable.
The allowance for credit losses for financing receivables related to the Commercial Real Estate segment notes receivables from tenants are from to rent relief arrangements with existing tenants and delinquent rent from terminated tenants. The Company evaluates the collectability of the Commercial Real Estate notes receivable each reporting period based on a combination of credit quality indicators, including, but not limited to, payment status, historical loan charge-offs, and financial strength of the borrower and guarantors.
Included below is a summary of the amortized cost basis of our financing receivables, included in other receivables, and credit quality indicator, summarized by year of origination, as well as a summary of our gross write offs by year of origination (in thousands):

	Year of Origination						Balance as of
	2024	2023	2022	2021	2020	Prior	December 31, 2024
Secured	$10,974	$2,483	$—	$—	$—	$1,555	$15,012
Unsecured	453	—	302	30	62	—	847
Total notes receivable	$11,427	$2,483	$302	$30	$62	$1,555	$15,859

Year-to-date gross write-offs	—	—	50	—	118	—	168
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
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of December 31, 2024 and 2023, (in thousands):

		Fair Value Measurements at
		December 31, 2024
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$7,378	$—	$7,378	$—

		Fair Value Measurements at
		December 31, 2023
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$4,142	$—	$4,142	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(2,718)	$—	$(2,718)	$—
Non-Recurring Fair Value
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment is discussed in Note 2 – Significant Accounting Policies.

Impairment of Long-lived Assets Held and Used and Finite-Lived Intangible Assets: During the years ended December 31, 2024 and 2023, the Company did not recognize any impairment of long-lived assets held and used or finite-lived intangible assets. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates, and management assumptions.
Impairment of Assets Held for Sale: As of December 31, 2023, one CRE improved property met the criteria for classification as held for sale and accordingly, was measured at its fair value less costs to sell, resulting in an impairment charge of $2.2 million for the year ended December 31, 2023. The property was sold during the year ended December 31, 2024. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they are determined using significant unobservable inputs such as management assumptions about expected sales proceeds from third parties.
The following tables present quantitative information about the significant unobservable inputs used to determine the fair value of long-lived assets held and used and assets held for sale, net for the year ended December 31, 2023, (in thousands):

			Level 3 Fair Value Measurements
	Total	Total Gains (Losses)	Valuation Technique/ Unobservable Inputs	Weighted Average Discount Rate
December 31, 2023
Assets held for sale, net[1,2]	$14,209	$(2,183)	Contract value	N/A
Total	$14,209	$(2,183)

[1] Assets or liabilities are presented in Assets held for sale or Accrued and other liabilities, respectively, in the Consolidated Balance Sheets. Impairment loss related to the CRE improved property recognized in 2023 is presented in Impairment of Assets in the Consolidated Statements of Operations.

[2] Consists of assets held for sale related to the CRE improved property of $14.0 million, net of liabilities associated with assets held for sale of $0.1 million, and excludes estimated selling costs of $0.3 million.

Abandoned development costs: During the years ended December 31, 2024 and 2023, the Company recorded an impairment charge of $0.3 million and $2.6 million, respectively, related to the abandonment of potential CRE development projects, which is presented in Impairment of assets in the Consolidated Statements of Operations.

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

The fair value of the Company's notes receivable approximated the carrying amount of $13.1 million and $20.8 million as of December 31, 2024 and 2023. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.
At December 31, 2024, the carrying amount of the Company's notes payable and other debt was $474.8 million and the corresponding fair value was $468.4 million. At December 31, 2023, the carrying amount of the Company's notes payable and other debt was $464.0 million and the corresponding fair value was $452.5 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.

8.     Notes Payable and Other Debt
As of December 31, 2024 and 2023, Notes payable and other debt consisted of the following (in thousands):

				Principal Outstanding
Debt	Interest Rate (%)	Maturity Date		December 31, 2024	December 31, 2023
Secured:
Laulani Village	3.93%	2024		$—	$57,798
Pearl Highlands	4.15%	2024		—	75,137
Photovoltaic Financing	(1)	(1)		3,932	4,073
Manoa Marketplace	(2)	2029		50,877	52,705
Subtotal				$54,809	$189,713
Unsecured:
Series A Note	5.53%	2024		—	7,125
Series J Note	4.66%	2025		10,000	10,000
Series B Note	5.55%	2026		18,000	27,000
Series C Note	5.56%	2026		7,000	9,000
Series F Note	4.35%	2026		7,250	9,650
Series H Note	4.04%	2026		50,000	50,000
Series K Note	4.81%	2027		34,500	34,500
Series G Note	3.88%	2027		15,625	22,125
Series L Note	4.89%	2028		18,000	18,000
Series I Note	4.16%	2028		25,000	25,000
Term Loan 5	4.30%	2029		25,000	25,000
Series M Note	6.09%	2032		60,000	—
Subtotal				$270,375	$237,400
Revolving Credit Facilities:
A&B Revolver	(3)	2028	(4)	150,000	37,000
Subtotal				$150,000	$37,000
Total debt (contractual)				$475,184	$464,113
Unamortized debt issuance costs				(347)	(149)
Total debt (carrying value)				$474,837	$463,964

(1) Financing leases have a weighted average discount rate of 4.74% and maturity dates ranging from 2027 to 2029
(2) Loan has a stated interest rate of SOFR plus 1.35%. Loan is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of SOFR plus 1.05% based on pricing grid, plus a SOFR adjustment of 0.10%. Beginning May 1, 2024, $57.0 million is swapped through maturity to a 4.78% fixed rate. Beginning December 9, 2024, $73.0 million is swapped through maturity to a 4.73% fixed rate.

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
Secured Debt
Laulani Village: In connection with asset acquisitions of commercial real estate improved properties made in the year ended December 31, 2018, the Company assumed a $62.0 million mortgage loan secured by Laulani Village that matured on May 1, 2024, and had an interest rate of 3.93%. The loan was paid in full on May 1, 2024.
Pearl Highlands: In connection with the acquisition of Pearl Highlands Center in September 2013, the Company assumed a $59.3 million mortgage loan secured by the property. In December 2014, the loan was refinanced to increase the amount of the loan to $92.0 million (bearing interest at 4.15%). The loan was paid in full on December 9, 2024.
Manoa Marketplace: In 2016, the Company, through wholly-owned subsidiaries, entered into a $60.0 million mortgage loan agreement secured by Manoa Marketplace with First Hawaiian Bank ("FHB"). The loan bears interest at a LIBOR-based rate, plus 1.35% and requires principal and interest payments over the term with a final principal payment of $41.7 million due on August 1, 2029. In 2023, the Company entered into a note modification agreement with FHB which transitioned the interest rate on the Manoa Marketplace mortgage loan from LIBOR to a benchmark based on SOFR effective August 1, 2023. All other terms of the agreement remain substantially unchanged. The Company had previously entered into an interest rate swap agreement with a notional amount equal to the principal amount on the debt to fix the LIBOR-based variable interest rate on the related periodic interest payments at an effective rate of 3.14% (refer to Note 9 – Derivative Instruments). The interest rate swap agreement was also modified concurrently in 2023 to transition the variable interest rate from LIBOR to a benchmark based on SOFR.
Assets Pledged as Collateral: The gross book value of the commercial real estate assets pledged as collateral described above at December 31, 2024, was $89.0 million.
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
On April 15, 2024, the Company entered into an agreement (the "Third Amended Prudential Agreement") with Prudential for an unsecured note purchase and private shelf facility that enables the Company to issue notes in an aggregate amount up to $300.0 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Third Amended Prudential Agreement for a period of three years from execution of the agreement. On December 17, 2024, the Company entered into an agreement with Prudential to further amend certain covenants related to the Prudential Private Shelf Facility. All other terms of this agreement remain substantially unchanged. Borrowings under the uncommitted shelf facility bear interest at rates that were determined at the time of borrowing.
In addition, on April 15, 2024, the Company issued a $60.0 million note (the "Series M Note") under the Third Amended Prudential Agreement, and used proceeds from the note to pay off the debt secured by Laulani Village that matured on May 1, 2024. The Series M Note has a coupon rate of 6.09%, paid semiannually, and matures in full on April 15, 2032.
Term Loan 5: In November 2017, the Company entered into a rate lock commitment to draw $25.0 million under its Note Purchase and Private Shelf Agreement with AIG Asset Management (U.S.), LLC (the "AIG Private Shelf Facility"). Under the commitment, the Company drew $25.0 million in December 2017. The note bears interest at 4.30% and matures on December 20, 2029. Interest only is paid semi-annually and the principal balance is due at maturity. On August 31, 2021, the Company entered into an agreement with AIG Asset Management to amend certain covenants related to the AIG Private Shelf Facility. All other terms of this agreement remain substantially unchanged.
Revolving credit facility
A&B Revolver: On October 17, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement ("A&B Revolver") with Bank of America N.A, as administrative agent, First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, which amended and restated the Company's existing $500.0 million committed revolving credit facility under the Third Amended and Restated Credit Agreement ("2021 A&B Revolver"). The A&B Revolver decreased the total revolving commitments to $450.0 million, extended the term of the facility to October 2028 with two six-month extension options, and amended certain covenants (see below).
At December 31, 2024, the Company had $150.0 million of revolving credit borrowings outstanding with no letters of credit issued against the facility, and $300.0 million remained available.
Covenants under 2024 A&B Revolver, Prudential Series Notes, and Term Loan 5 (subsequent to amendments)
The principal financial covenants are as follows:
•Maximum ratio of secured debt to total adjusted asset value of 0.40:1.00.
•Under the 2024 A&B Revolver and the Prudential Series Notes - Minimum shareholders' equity amount of $751.1 million plus 75% percent of the net proceeds received from equity issuances after June 30, 2024.
•Under the Term Loan 5 - Minimum shareholders' equity amount of $865.6 million plus 75% percent of the net proceeds received from equity issuances after June 30, 2021.
•Minimum unencumbered interest coverage ratio of 1.75:1.00.

Debt principal payments
At December 31, 2024, debt principal payments and maturities during the next five years and thereafter and the corresponding amount of unamortized deferred financing costs or debt discounts or premiums were as follows (in thousands):

	Scheduled Principal Payments
	2025	2026	2027	2028	2029	Thereafter	Total Principal	(Unamortized Debt Issue Cost)/ (Discount) Premium	Total
Secured debt	$2,200	$2,275	$3,966	$3,306	$43,062	$—	$54,809	$(95)	$54,714
Unsecured debt	38,250	67,000	37,125	43,000	25,000	60,000	270,375	(252)	270,123
Revolving credit facilities	—	—	—	150,000	—	—	150,000	—	150,000
Total Notes payable and other debt	$40,450	$69,275	$41,091	$196,306	$68,062	$60,000	$475,184	$(347)	$474,837

9.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed-rate and variable-rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Interest Rate Swaps
As of December 31, 2024, the Company had three interest rate swap agreements, all of which were designated as cash flow hedges. The key terms of the agreements are as follows (dollars in thousands):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	December 31, 2024	December 31, 2024	December 31, 2023
Interest Rate Swap Agreements
4/7/2016	8/1/2029	3.14%	$50,877	$4,310	$4,142
5/1/2024	12/9/2031	4.88%	$57,000	$1,254	$(1,144)
12/9/2024	12/9/2031	4.83%	$73,000	$1,814	$(1,574)

In 2022, the Company entered into two forward starting interest rate swap agreements with notional amounts of $57.0 million and $73.0 million in order to hedge interest rate fluctuations related to $130.0 million of future financing aligned with the effective and maturity dates listed. The Company designated the hedging relationships of these two forward interest swap agreements as cash flow hedges at their inception. In December 2023, the Company de-designated the forward interest swap agreements as it was determined that underlying cash flows related to the designated hedging relationships were no longer probable of occurring. As a result, for the year ended December 31, 2023, the Company reclassified from Accumulated other comprehensive income (loss) and recognized in Interest and other income (expense), net a $2.7 million loss related to the fair value adjustment of the de-designated hedging relationships. Subsequent changes in fair value of the forward interest rate swaps were recorded in earnings until, on February 29, 2024, the Company re-designated the hedging relationships of both forward interest rate swaps in anticipation of future financing. The Company recorded a gain on forward interest rate swap valuation adjustment of $3.7 million during the year ended December 31, 2024, that occurred prior to the date of re-designation. Cash settlements related to the $57.0 million notional amount interest rate swap began on May 1, 2024. Cash settlements related to the $73.0 million notional amount interest rate swap began on December 9, 2024.
Assets related to the interest rate swaps are presented within Prepaid expenses and other assets and liabilities related to interest rate swaps are presented within Accrued and other liabilities in the consolidated balance sheets as of December 31, 2024 and December 31, 2023.
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

Terminated and De-Designated Hedging Instruments
When it is probable that a forecasted hedged transaction will not occur, hedge accounting is discontinued, and amounts deferred in Accumulated Other Comprehensive Income are recognized immediately. For derivatives not designated as hedging instruments, including de-designated hedges, changes in fair value are recorded in Interest and other income (expense), net. During the year ended December 31, 2023, the Company reclassified from Accumulated other comprehensive income (loss) and recognized in Interest and other income (expense), net a $2.7 million loss related to de-designated hedging relationships. During the year ended December 31, 2022, the Company reclassified from Accumulated other comprehensive income (loss) and recognized in Interest and other income (expense), net a $0.5 million gain related to a terminated hedging relationship.
Statement of Comprehensive Income (Loss) Derivative Instruments Impact
The following table represents the pre-tax effect of the derivative instruments in the Company's consolidated statements of comprehensive income (loss) during the three years ended December 31, 2024, 2023, and 2022, (in thousands):

	2024	2023	2022
Information regarding derivatives designated as hedging instruments
Amount of gain (loss) recognized in OCI on derivatives	$4,100	$296	$4,876
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(1,764)	$(1,680)	$469

Information regarding derivatives terminated and de-designated hedging instruments
Reclassification of interest rate derivative loss (gain) to interest and other income (expense), net included in Net Income (Loss)	$—	$2,718	$(497)
As of December 31, 2024, the Company expects to reclassify $2.4 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.
10.    Commitments and Contingencies
Commitments and other financial arrangements
Bonds related to the Company's real estate activities totaled $17.0 million as of December 31, 2024, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds), which are not recorded as liabilities on the Company's consolidated balance sheets as of December 31, 2024. If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.
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
Also on remand, the Carmichael Plaintiffs sought and were granted leave to file an amended complaint asserting a claim for unjust enrichment against A&B/EMI. The plaintiffs assert that they had a superior right to the water diverted by EMI from at least 2015 until September 2021 when BLNR accepted the final environmental impact statement for the long-term water lease, and EMI lacked the authority to divert water during that time period. In December 2023, the Carmichael Plaintiffs filed their amended complaint. On February 11, 2025, the Circuit Court entered its order granting A&B/EMI’s motion for summary judgment as to the plaintiffs’ unjust enrichment claim. A final judgment has not yet been entered.
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
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, the Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against the BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. On February 17, 2022, the Sierra Club filed its notice of appeal challenging the decision on the August 2020 trial. The court separately considered a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny it a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. In that case, on May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated, ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits would be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 to address the continuation of the revocable permits for both calendar years 2021 and 2022 and the BLNR issued a decision on June 30, 2022. On December 27, 2021, while BLNR’s decision in the contested case hearing was pending, the court further modified its ruling to allow the permits to remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court. On April 26, 2022, the court orally granted an extension of the May 1, 2022 deadline to the earlier of June 15, 2022, or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or as may be further ordered by the court. On June 1, 2022, the court granted an extension of the June 15, 2022 deadline to the earlier of July 15, 2022 or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022 or as may be further ordered by the court. On June 30, 2022, the BLNR issued its final decision on the contested case hearing on the permits for calendar years 2021 and 2022, approving the continuation of the permits through the end of calendar year 2022. The Company and the BLNR appealed the court’s determination that the Sierra Club was entitled to a contested case hearing on the 2021 revocable permits. At the request of Sierra Club, the Intermediate Court of Appeals held oral argument on the matter on December 13, 2023. On April 12, 2024, the ICA issued its opinion holding that the Sierra Club was not entitled to a contested case hearing, the circuit court erred by modifying the permits, and the Sierra Club was not entitled to attorneys’ fees and costs. The Sierra Club filed an application with the Supreme Court of Hawai’i for a writ of certiorari challenging the ICA’s opinion. On July 11, 2024, the Supreme Court of Hawai’i entered its order accepting Sierra Club's application for a writ of certiorari. In July 2022, the Sierra Club filed a separate appeal challenging the BLNR’s June 30, 2022 decision on the contested case hearing on the permits for calendar years 2021 and 2022. On March 31, 2023, the court entered its decision on appeal, dismissing the appeal as moot. On January 29, 2024, the court entered final judgment in this case. On February 8, 2024, the Sierra Club filed a notice of appeal with the Hawaii Intermediate Court of Appeals, and on December 24, 2024, the court reversed the dismissal, finding the case not moot and remanding the matter to the Circuit Court for consideration of the merits of the appeal. On February 10, 2025, Sierra Club filed with the Hawaii Supreme Court, an application for a writ of certiorari, arguing that the ICA erred in remanding the matter back to the Circuit Court rather than deciding the merits of the appeal itself. The time to file responses to the application has not yet passed.
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
On December 8, 2023, the BLNR issued a new revocable permit to the Company for calendar year 2024. On that same date, after the BLNR voted to grant the new revocable permit to the Company, Sierra Club made an oral request for a contested case hearing and, on December 18, 2023, filed a written request for the same. On December 13, 2024, the BLNR denied Sierra Club’s requests for a contested case hearing.
On December 13, 2024, the BLNR issued a new revocable permit to the Company for calendar year 2025. On that same date, prior to the BLNR’s vote to grant the new revocable permit to the Company, Sierra Club made an oral and written request for a contested case hearing, and Na Moku Aupuni O Ko‘olau Hui made an oral request for a contested case hearing. The BLNR voted to deny both requests.

On January 9, 2025, Sierra Club filed an appeal of the BLNR’s decision denying its request for a contested case hearing as well as challenging the merits of the BLNR’s decision to issue the new revocable permit for calendar year 2025. On January 10, 2025, Na Moku Aupuni O Ko‘olau Hui filed an appeal of the BLNR’s decision denying its oral request for a contested case hearing as well as challenging the merits of the BLNR’s decision to issue the new revocable permit for calendar year 2025.
In connection with A&B’s obligation to continue the existing process to secure a long-term water lease from the State, A&B and EMI will defend against the remaining claims made by the Sierra Club and/or Na Moku Aupuni O Ko‘olau Hui.
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
11.     Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 12 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the years ended December 31, 2024, 2023, and 2022, was as follows (in thousands):

	2024	2023	2022
Revenues:
Commercial Real Estate	$197,365	$193,971	$187,224
Land Operations:
Development sales revenue	18,328	—	8,084
Unimproved/other property sales revenue	20,265	12,325	19,905
Other operating revenue	683	2,547	15,340
Land Operations	39,276	14,872	43,329
Total revenues	$236,641	$208,843	$230,553
Timing of revenue recognition may differ from the timing of invoicing to customers.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Accounts receivable	$5,398	$7,421
Allowances (credit losses and doubtful accounts)	(1,701)	(2,888)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$3,697	$4,533

Variable consideration[1]	$62,000	$62,000
Prepaid rent	6,077	4,985
Other deferred revenue	4,385	3,368
Deferred revenue	$72,462	$70,353

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the year ended December 31, 2024, the Company recognized $0.1 million related to the Company's variable consideration and other deferred revenue reported as of December 31, 2023. For the year ended December 31, 2023, the Company did not recognize any revenue related to the Company's variable consideration and other deferred revenue reported as of December 31, 2022.
On December 17, 2018, A&B entered into a Purchase and Sale Agreement and Escrow Instructions (the "PSA") with Mahi Pono (the "Buyer") related to the sale of agricultural land on Maui. In connection with the sale, the Company deferred approximately $62.0 million of revenue related to certain performance obligations involving securing adequate water to support the Buyer's agricultural plans for the land, through an agreement with the State of Hawai‘i to provide rights to access state water for agricultural irrigation (“State Water Lease”), as well as ensuring that the Buyer has continued access to water prior to the issuance of the State Water Lease. Under the terms of the PSA, the Company may be required to remit amounts up to $62.0 million to the Buyer to the extent performance obligations are not met (recorded as deferred revenue of $62.0 million as of December 31, 2024 and 2023).
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
The historical cost of, and accumulated depreciation on, leased property as of December 31, 2024 and 2023, was as follows (in thousands):

	2024	2023
Leased property - real estate	$1,638,098	$1,607,919
Less: accumulated depreciation	(255,483)	(228,714)
Property under operating leases - net[1]	$1,382,615	$1,379,205
[1]Property under operating leases as of December 31, 2023 includes leased property included in assets held for sale.
Total rental income (i.e., revenue) under these operating leases relating to lease payments and variable lease payments were as follows (in thousands):

	2024	2023	2022
Lease payments	$135,666	$134,323	$130,849
Variable lease payments	63,376	60,836	58,517
Revenues deemed uncollectible, net	(1,316)	(552)	754
Total rental income	$197,726	$194,607	$190,120
Contractual future lease payments to be received on non-cancelable operating leases as of December 31, 2024, were as follows (in thousands):

2025	$135,064
2026	121,899
2027	108,725
2028	92,133
2029	74,232
Thereafter	560,122
Total future lease payments to be received	$1,092,175

13.    Leases - The Company as a Lessee
Principal non-cancelable operating leases include land that have lease terms that expire through 2031. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. The Company has equipment under finance leases with terms that expire through 2029.

Lease expense for operating leases that provide for future escalations are accounted for on a straight-line basis. For the years ended December 31, 2024, 2023, and 2022, lease expense under operating and finance leases was as follows (in thousands):

	2024	2023	2022
Lease cost - operating and finance leases
Operating lease cost	$1,915	$2,017	$2,692

Finance lease cost:
Amortization of right-of-use assets	292	199	52
Interest on lease liabilities	188	110	27
Total lease cost - operating and finance leases	$2,395	$2,326	$2,771
Other amounts relating to leases segregated between those for finance and operating leases include the following for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,869	$1,990	$2,663
Operating cash outflows from finance leases	$188	$110	$27
Financing cash flows from finance leases	$292	$199	$52
Other details:
Weighted-average remaining lease term (years) - operating leases	6.5	2.5	3.0
Weighted-average remaining lease term (years) - finance leases	3.3	4.2	4.8
Weighted-average discount rate - operating leases	4.4%	4.4%	4.2%
Weighted-average discount rate - finance leases	4.7%	4.8%	4.1%
Future lease payments under non-cancelable operating and finance leases as of December 31, 2024, were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$102	$491
2026	102	491
2027	102	2,085
2028	102	1,296
2029	102	125
Thereafter	151	—
Total lease payments	$661	$4,488
Less: Interest	(538)	(556)
Total lease liabilities	$123	$3,932
Information for operating and finance leases as of the years ended December 31, 2024 and 2023, were as follows (in thousands):

	Consolidated Balance Sheet Location	2024	2023
Assets
ROU assets - operating leases	Prepaid expenses and other assets	$148	$1,702
ROU assets - finance leases	Real estate property, net	$4,202	$4,195
Liabilities
Lease liabilities - operating leases	Accrued and other liabilities	$123	$1,088
Lease liabilities - finance leases	Notes payable and other debt	$3,932	$4,073

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
The 2022 Plan allows for the granting of up to 3.2 million shares in the form of stock options, restricted stock units or common stock, subject to adjustment for shares under the 2022 Plan or 2012 Plan that expire or are forfeited, canceled, or terminated for any reason prior to the issuance of the shares. This includes 2.5 million new shares and 0.7 million shares that carried over from the 2012 Plan. As of December 31, 2024, there were 2.8 million remaining shares available for future grants.
Under the 2022 Plan, shares of common stock or restricted stock units may be granted as time-based awards, market-based awards, or performance-based awards.
At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting. The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2024, (in thousands, except weighted-average grant-date fair value amounts):

	Restricted Stock Units	Weighted-Average Grant-date Fair Value
Outstanding, January 1	624.9	$21.18
Granted	356.5	$17.73
Vested	(324.8)	$19.13
Canceled	(79.8)	$20.53
Outstanding, December 31	576.8	$20.29
The time-based restricted stock units granted to employees vest ratably over a period of three years, except for the time-based restricted stock units granted to the former Chief Executive Officer in 2023, which were issued one year from the award date. The time-based restricted stock units granted to non-employee directors vest over a one-year period. The market-based restricted stock units cliff vest over three years, provided that the total shareholder return of the Company's common stock over the relevant period meets or exceeds pre-defined levels of total shareholder returns relative to indices, as defined. The performance-based restricted stock units cliff vest over three years, based on the probability of achieving certain performance metrics.
As of December 31, 2024, there was $5.9 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2022 Plan and 2012 Plan; that cost is expected to be recognized over a remaining weighted-average period of 1.8 years.
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

	2024 Grants	2023 Grants	2022 Grants
Volatility of A&B common stock	27.4%	31.8% - 49.1%	47.7%
Average volatility of peer companies	29.9%	33.6% - 48.2%	51.1%
Risk-free interest rate	4.0%	3.8% - 4.5%	1.4%
The weighted-average grant date fair value of the restricted stock units granted in 2024, 2023, and 2022, was $17.73, $21.82, and $25.56, respectively. No compensation cost is recognized for actual forfeitures of restricted stock awards if an employee is terminated prior to rendering the requisite service period. The Company recognized no tax benefit upon vesting for the years ended December 31, 2024, 2023, and 2022.
The Company recognizes compensation cost net of actual forfeitures of restricted stock awards. A summary of compensation cost related to share-based payments is as follows for the years ended December 31, 2024, 2023, and 2022, (in thousands):

	2024	2023	2022
Share-based expense:
Restricted stock units	$4,795	$6,081	$4,913
Total share-based expense	4,795	6,081	4,913
Total recognized tax benefit	—	—	—
Share-based expense (net of tax)	$4,795	$6,081	$4,913

Fair value of stock vested	$5,649	$9,120	$5,600
15.     Employee Benefit Plans
The Company provides a wide range of benefits to existing employees, including a defined contribution plan and health and welfare benefits, as well as post-employment benefits to qualified retired employees. The Company does not pre-fund post-employement health care plans and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the post-employment benefit costs.
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

Benefit Obligations, Plan Assets and Funded Status of the Plans: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the unfunded accumulated post-retirement benefit plans as of December 31, 2024 and 2023, and are shown below (in thousands):

	Other Post-retirement Benefits		Non-qualified Plan Benefits
	2024	2023	2024	2023
Change in Benefit Obligation
Benefit obligation at beginning of year	$7,847	$8,061	$2,125	$2,019
Service cost	29	69	—	—
Interest cost	386	420	26	106
Plan participants’ contributions	569	596	—	—
Actuarial (gain) loss	(533)	(113)	(19)	—
Benefits paid	(1,193)	(1,186)	—	—
Settlement	—	—	(1,655)	—
Benefit obligation at end of year	$7,105	$7,847	$477	$2,125

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	624	590	1,655	—
Participant contributions	569	596	—	—
Benefits paid	(1,193)	(1,186)	—	—
Settlement	—	—	(1,655)	—
Fair value of plan assets at end of year	$—	$—	$—	$—

Funded Status (Recognized Liability1)	$(7,105)	$(7,847)	$(477)	$(2,125)

[1] Presented as Accrued pension and post-retirement benefits in the accompanying consolidated balance sheets as of December 31, 2024 and 2023.
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in thousands):

	2025	2026	2027	2028	2029	2030-2034
Estimated Benefit Payments
Post-retirement Benefits	$617	$586	$572	$557	$545	$2,476
Non-qualified Plan Benefits	—	481	—	—	—	—
Total	$617	$1,067	$572	$557	$545	$2,476

Net Benefit Cost Recognized and Amounts Recognized in Other Comprehensive Income: Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during the years ended December 31, 2024, 2023, and 2022, are shown below (in thousands):

	Pension Benefits			Other Post-retirement Benefits			Non-qualified Plan Benefits
Components of Net Periodic Benefit Cost	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$1,384	$29	$69	$74	$—	$—	$—
Interest cost	—	—	739	386	420	400	26	106	99
Expected return on plan assets	—	—	(2,649)	—	—	—	—	—	—
Amortization of net loss	—	—	1,749	—	—	103	—	—	89
Amortization of prior service cost	—	—	91	—	—	—	—	—	—
Settlement loss (gain)	—	—	—	—	—	—	14	—	—
Pension termination	—	—	76,653	—	—	125	—	—	129
Net periodic benefit cost	$—	$—	$77,967	$415	$489	$702	$40	$106	$317

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net gain (loss)	$—		$14,424	$532	$143	$2,170	$2	$(34)	$427
Amortization of net loss[1]	—	—	1,749	—	—	103	—	—	89
Amortization of prior service credit[1]	—	—	91	—	—	—	—	—	—
Settlement recognition of net loss (gain)	—	—	—	—	—	—	14	—	—
Pension termination[1]	—	—	76,653	—	—	125	—	—	129
Income taxes related to other comprehensive income (loss)[1]	—		(18,295)	—	—	(50)	—		50
Total recognized in Other comprehensive income (loss)	—	—	74,622	532	143	2,348	16	(34)	695
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$—	$—	$(3,345)	$117	$(346)	$1,646	$(24)	$(140)	$378

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
Amounts recognized on the consolidated balance sheets in accumulated other comprehensive income (loss) as of December 31, 2024 and 2023, were as follows (in thousands):

	Other Post-retirement Benefits		Non-qualified Plan Benefits
	2024	2023	2024	2023
Net gain (loss), net of taxes	$(382)	$150	$15	$31
Unrecognized prior service credit (cost), net of taxes	—	—	—	—
Total Accumulated other comprehensive income (loss)	$(382)	$150	$15	$31

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
Assumptions in Plan Accounting: The weighted average assumptions used to determine benefit information during the years ended December 31, 2024, 2023, and 2022, were as follows:

	Other Post-retirement Benefits			Non-qualified Plan Benefits
	2024	2023	2022	2024	2023	2022
Weighted Average Assumptions
Discount rate to determine benefit obligations	5.66%	5.15%	5.41%	5.26%	5.19%	5.24%
Discount rate to determine net cost	5.15%	5.41%	3.51%	5.19%	5.24%	1.68%
Rate of compensation increase	0.5%-3.0%	0.5%-3.0%	0.5%-3.0%	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A	N/A	N/A	N/A
Interest crediting rates	N/A	N/A	N/A	2.15%	2.15%	2.15%
Initial health care cost trend rate	6.70%	6.20%	5.90%	N/A	N/A	N/A
Ultimate rate	4.00%	4.00%	4.00%	N/A	N/A	N/A
Year ultimate rate is reached	2048	2045	2045	N/A	N/A	N/A
A&B Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Code and provides matching contributions of up to 3% of eligible compensation. The Company’s matching contributions expensed under these plans totaled $0.5 million, $0.5 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company also provides a non-elective contribution of 3% of the participant's annual eligible compensation made by the Company into the participant's defined contribution plan. The Company's contribution expensed under this non-elective component of the defined contribution plan totaled $0.5 million, $0.7 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Lastly, the Company maintains profit sharing plans and, if a minimum threshold of Company performance is achieved, provides contributions of 1% to 5%, depending upon Company performance above the minimum threshold. There were $0.6 million, $0.5 million and $0.8 million of profit sharing contribution expenses recognized in the years ended December 31, 2024, 2023, and 2022, respectively.
16.    Income Taxes
The Company is organized and operates in a manner that enables it to qualify as a REIT for U.S. federal income tax purposes beginning with the Company's taxable year ended December 31, 2017. The Company's taxable REIT subsidiary ("TRS") files separate income tax returns as a C corporation. The Company also files separate income tax returns in various states.
As a REIT, the Company will generally be allowed a deduction for dividends that it pays, and therefore, will not be subject to U.S. federal corporate income tax on its taxable income that is currently distributed to shareholders. The Company may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned by its TRS.
Distributions with respect to the Company’s common stock can be characterized for U.S. federal income tax purposes as ordinary income, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Taxable distributions paid for the years ended December 31, 2024, 2023, and 2022, were classified as ordinary income.

The income tax expense (benefit) on income (loss) from continuing operations for the years ended December 31, 2024, 2023, and 2022, consisted of the following (in thousands):

	2024	2023	2022
Current:
Federal	$170	$(9)	$(17,963)
State	4	44	(289)
Total Current	$174	$35	$(18,252)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Total Deferred	$—	$—	$—
Income tax expense (benefit)	$174	$35	$(18,252)
Income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022, differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in thousands):

	2024	2023	2022
Computed federal income tax expense (benefit)	$13,477	$8,577	$3,951
State income taxes	485	45	(1,549)
Changes in valuation allowances	(3,523)	986	5,336
REIT rate differential	(10,553)	(9,325)	(7,824)
Nontaxable or nondeductible items	124	(96)	22
Share-based compensation	(4)	(152)	(120)
Effective rate differences between current and deferred taxes	95	—	408
Pension termination	—	—	(18,295)
Other, net	73	—	(181)
Income tax expense (benefit)	$174	$35	$(18,252)
The change in the Company's reconciliation from its statutory rate to effective tax rate for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to changes in the valuation allowance on deferred tax assets due to the sale of the Grace Disposal Group in the year ended December 31, 2023 and an overall increase in pretax book income for the year ended December 31, 2024.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023, were as follows (in thousands):

	2024	2023
Deferred tax assets:
Employee benefits	$4,051	$4,391
Capitalized costs	1,290	1,329
Joint ventures and other investments	5,810	6,020
Impairment and amortization	622	679
Solar investment benefits	14,814	15,212
Insurance and other reserves	6,517	6,002
Disallowed interest expense	9,075	10,509
Net operating losses	53,795	61,089
Property	5,348	610
Other	8,140	3,246
Total deferred tax assets	$109,462	$109,087
Valuation allowance	(108,021)	(109,087)
Total net deferred tax assets	$1,441	$—

Deferred tax liabilities:
Interest rate swap	$1,110	$—
Other	331	—
Total deferred tax liabilities	$1,441	$—

Net deferred tax assets (liabilities)	$—	$—
Federal tax credit carryforwards at December 31, 2024, totaled $8.3 million, of which $8.1 million will expire in 2036 and $0.2 million will expire in 2039. State tax credit carryforwards at December 31, 2024, totaled $6.9 million and may be carried forward indefinitely under state law. As of December 31, 2024, the Company had gross federal net operating loss carryforwards of $193.2 million ($40.6 million tax-effected) that can be carried forward indefinitely under federal law. As of December 31, 2024, the Company had state net operating loss carryforwards of $262.3 million ($13.2 million tax-effected) that can be carried forward indefinitely.
A valuation allowance must be provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities and appropriate tax law.
Due to the recent losses the Company has generated in its TRS, the Company believes that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized as of December 31, 2024. The Company recorded a decrease in the valuation allowance of $1.1 million on its net U.S. federal and state deferred tax assets for the current period. Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets may cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which reversal of a valuation allowance should occur. The net change to the valuation allowance recorded during each of the years ended December 31, 2024, 2023, and 2022, was as follows (in thousands):

	Balance at Beginning of Year	Net Change	Balance at End of Year
2024	$109,087	$(1,066)	$108,021
2023	$109,827	$(740)	$109,087
2022	$109,585	$242	$109,827
The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax-effected. Due to the Company's valuation allowance in the respective periods, there were no net tax benefits recognized from share-based transactions for the years ended December 31, 2024, 2023, and 2022.

The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. As of December 31, 2024, accrued interest and penalties were not material. The Company has not identified any material unrecognized tax positions and as such has no related interest or penalty accruals.
As of December 31, 2024, tax years 2021 and later are open to audit by the tax authorities. The Company does not believe that the result of any potential audits will have a material adverse effect on its results of operations, financial condition or liquidity.
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
The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Income (loss) from continuing operations	$64,003	$40,810	$37,064
Distributions and allocations to participating securities	(23)	(106)	(189)
Income (loss) from continuing operations available to A&B shareholders	63,980	40,704	36,875
Income (loss) from discontinued operations available to A&B shareholders	(3,466)	(7,847)	(86,644)
Exclude: Loss (income) attributable to discontinued noncontrolling interest	—	(3,151)	(1,077)
Net income (loss) available to A&B common shareholders	$60,514	$29,706	$(50,846)
The number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Denominator for basic EPS - weighted average shares outstanding	72,606	72,559	72,636
Effect of dilutive securities:
Restricted stock unit awards	146	217	151
Denominator for diluted EPS - weighted average shares outstanding	72,752	72,776	72,787
The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Number of anti-dilutive securities	2	73	70
18.    Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Employee benefit plans:
Post-retirement plans	$382	$(150)
Non-qualified benefit plans	(15)	(31)
Total employee benefit plans	367	(181)
Interest rate swaps	5,767	3,431
Accumulated other comprehensive income (loss)	$6,134	$3,250

The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2022	$(77,955)	$(2,751)	$(80,706)
Other comprehensive income (loss) before reclassifications, net of taxes of $0	17,021	4,876	21,897
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	78,939	(28)	78,911
Taxes on other comprehensive income (loss)	(18,295)	—	(18,295)
Balance, December 31, 2022	$(290)	$2,097	$1,807
Other comprehensive income (loss) before reclassifications, net of taxes of $0	109	296	405
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	—	1,038	1,038
Balance, December 31, 2023	$(181)	$3,431	$3,250
Other comprehensive income (loss) before reclassifications, net of taxes of $0	534	4,100	4,634
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	14	(1,764)	(1,750)
Balance, December 31, 2024	$367	$5,767	$6,134
The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022, were as follows (in thousands):

	2024	2023	2022
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	$4,100	$296	$4,876
Reclassification adjustment to interest expense included in Net Income (Loss)	(1,764)	(1,680)	469
Reclassification of interest rate derivative loss (gain) to interest and other income (expense), net included in Net Income (Loss)	—	2,718	(497)
Employee benefit plans:
Actuarial gain (loss)	534	109	17,021
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Net loss[1]	—	—	1,941
Settlement recognition of net loss (gain)[1]	14	—	—
Amortization of prior service credit[1]	—	—	91
Pension termination	—	—	76,907
Total before income tax	$2,884	$1,443	$100,808
Income taxes related to other comprehensive income (loss)	—	—	(18,295)
Other comprehensive income (loss), net of tax	$2,884	$1,443	$82,513
1 This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 15 – Employee Benefit Plans).

19.    Segment Information
Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker ("CODM") to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company's CODM is the chief executive officer.
The accounting policies of the operating segments are described in Note 2 – Significant Accounting Policies. The Company measures and evaluates operating segments based on operating profit, exclusive of gain (loss) on disposal of commercial real estate properties, interest expense, general corporate expenses and income taxes. The CODM uses segment operating profit in the annual budgeting and forecasting process and considers budget-to-actual and period-over-period variances on a monthly or quarterly and year-to-date basis when evaluating segment performance and making decisions about allocating resources to the segments. Revenues related to transactions between reportable segments have been eliminated in consolidation. Transactions between reportable segments are accounted for on the same basis as transactions with unrelated third parties.

The Company currently operates and reports on two segments: Commercial Real Estate and Land Operations. The following is a brief description of our operating and reportable segments, including information about each segment's revenues, expenses, operating profit, and cash flows:
•Commercial Real Estate: The CRE segment owns, operates and manages a portfolio of retail, industrial and office properties in Hawai‘i totaling four million square feet of gross leasable area. The Company also owns approximately 142 acres of commercial land in Hawai‘i, of which substantially all is leased pursuant to urban ground leases.
•Land Operations: The Land Operations segment generates its revenues from real estate development and land sales, income/loss from joint ventures, and other legacy business activities in Hawai‘i. Historically, this segment also generated revenues from the sale of hydroelectric energy until the disposal of McBryde Resources Inc. during 2022, and trucking and storage services until the disposal of Kahului Trucking & Storage, Inc. during 2023.
Segment information for the years ended December 31, 2024, 2023, and 2022, is summarized below (in thousands):

	2024	2023	2022
Commercial Real Estate
Revenue from external customers	$197,365	$193,971	$187,224
Intersegment revenue	25	61	279
Total segment revenue	197,390	194,032	187,503
Less:
Operating costs and expenses	51,760	49,635	48,208
Property taxes	14,698	14,871	14,037
Depreciation and amortization	36,093	36,490	36,499
Selling, general, and administrative	5,356	6,984	6,788
Impairment of assets[1]	256	4,768	—
Other segment items[2]	(184)	59	508
Commercial Real Estate segment operating profit	$89,411	$81,225	$81,463

Land Operations
Revenue from external customers	$39,276	$14,872	$43,329
Total segment revenue	39,276	14,872	43,329
Less:[3]
Development cost of sales	12,592	—	3,810
Unimproved/other property land cost of sales	7,323	1,759	2,792
Other operating costs and expenses	4,547	7,791	18,678
Expense (income) from changes to liabilities related to legacy operations	2,028	(3,965)	4,200
Selling, general, and administrative	1,310	1,792	3,532
(Gain) loss from disposals, net	(2,148)	(1,114)	(53,954)
Loss (earnings) from joint ventures	(4,556)	(1,872)	(1,586)
Other segment items[4]	(742)	(349)	67,208
Land Operations segment operating profit	$18,922	$10,830	$(1,351)

Operating Profit (Loss)
Commercial Real Estate	$89,411	$81,225	$81,463
Land Operations	18,922	10,830	(1,351)
Total operating profit (loss)	108,333	92,055	80,112
Gain (loss) on disposal of commercial real estate properties	51	—	—
Interest expense	(23,169)	(22,963)	(21,991)
Corporate and other expense[5]	(21,038)	(28,247)	(39,309)
Income (Loss) from Continuing Operations Before Income Taxes	$64,177	$40,845	$18,812
1 Commercial Real Estate impairment for the year ended December 31, 2024 includes $0.3 million of impairment - abandoned development costs. For the year ended December 31, 2023, it includes $2.2 million of impairment - CRE properties and $2.6 million of impairment - abandoned development costs.
2 Commercial Real Estate other segment items includes interest income and gain (loss) on fixed asset disposals. For the year ended December 31, 2022, Commercial Real Estate other segment items also includes pension termination charges of $0.7 million.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses were immaterial for the years ended December 31, 2024 and 2023 and $0.3 million for the year ended December 31, 2022, and are included within other operating costs and expenses.
4 Land Operations other segment items includes interest income related to seller financing receivables from the sales of unimproved legacy property or development parcels and expenses related to non-qualified plan and other post-retirement benefits related to legacy operations. For the year ended December 31, 2022, Land Operations other segment items also includes pension termination charges of $62.2 million.
5 Corporate and other expense includes pension termination charges of $14.0 million for the year ended December 31, 2022, related to the 2022 termination of the defined benefit plans.

	2024	2023	2022
Identifiable Assets:
Commercial Real Estate	$1,516,058	$1,493,826	$1,499,946
Land Operations[1]	98,751	112,408	112,043
Total reportable segment assets	$1,614,809	$1,606,234	$1,611,989
Corporate and unallocated assets[2]	55,623	40,007	175,315
Total assets	$1,670,432	$1,646,241	$1,787,304

Capital Expenditures:
Commercial Real Estate[3]	$50,680	$31,089	$21,373
Land Operations[4]	28	1	258
Total reportable segment capital expenditures	$50,708	$31,090	$21,631
Corporate	69	60	52
Total capital expenditures	$50,777	$31,150	$21,683

Depreciation and Amortization:
Commercial Real Estate	$36,093	$36,490	$36,499
Land Operations	11	35	1,200
Total reportable segment depreciation and amortization	36,104	36,525	37,699
Corporate	208	266	323
Total depreciation and amortization	$36,312	$36,791	$38,022

Revenue
Commercial Real Estate	$197,390	$194,032	$187,503
Land Operations	39,276	14,872	43,329
Total reportable segment revenue	236,666	208,904	230,832
Corporate	—	—	—
Elimination of intersegment revenue	(25)	(61)	(279)
Total revenue	$236,641	$208,843	$230,553

Interest Income
Commercial Real Estate	$51	$—	$—
Land Operations	1,060	387	280
Total reportable segment interest income	$1,111	$387	$280
Corporate	1,080	44	—
Total interest income	$2,191	$431	$280

Interest Expense
Commercial Real Estate	$5,341	$7,303	$7,462
Land Operations	—	—	—
Total reportable segment interest expense	$5,341	$7,303	$7,462
Corporate	17,828	15,660	14,529
Total interest expense	$23,169	$22,963	$21,991
1 The Land Operations segment includes assets related to the Company's investment in various joint ventures. As a result of the change in the composition of the Land Operations segment in 2022, as noted above, total identifiable assets increased $23.4 million as of December 31, 2022.
2 Unallocated assets includes assets held for sale related to the Grace disposal group as of December 31, 2022. The Company had assets held for sale included in unallocated assets as of as of December 31, 2024 and December 31, 2023.
3 Represents gross capital additions to the commercial real estate portfolio, including real estate acquisitions and gross tax deferred property purchases, but excluding the assumption of debt, that are reflected as non-cash transactions in the consolidated statements of cash flows.
4 Excludes expenditures for real estate developments held for sale, which are classified as cash flows from operating activities within the consolidated statements of cash flows, and excludes investment in joint ventures classified as cash flows from investing activities.

20.    Sale of Business
Grace Disposal Group

On November 15, 2023, the Company sold the Grace Disposal Group to Nan, Inc., an unrelated third party, for total consideration of $57.5 million, which consisted of cash proceeds of $42.5 million and a $15.0 million promissory note. The promissory note had a maturity date of January 5, 2024, and did not accrue interest. The note was paid in full in January 2024. In connection with the sale, the Company recognized a net loss on disposition of $13.2 million for the year ended December 31, 2023, which is presented within Income (loss) from discontinued operations, net of income taxes in the consolidated statements of operations. In addition, the Company was released by Grace Pacific's third-party sureties from all indemnity obligations relating to Grace Pacific's construction bonds (bid, performance and payment bonds). The financial results associated with the Grace Disposal Group are classified as discontinued operations in the consolidated statements of operations and cash flows for the years ended December 31, 2023 and 2022.
McBryde Legacy Business

On June 30, 2022, the Company sold to Brue Baukol Capital Partners, an unrelated third party, approximately 18,900 acres of primarily conservation and agricultural land on the island of Kauai and 100% of the Company's ownership interest in McBryde Resources, Inc., the operator of hydroelectric power facilities on Kauai, in exchange for cash proceeds and escrow receivables of $73.9 million and $0.9 million, respectively. In connection with the sale, the Company recognized a net gain of $54.0 million for the year ended December 31, 2022, which is presented within Gain (loss) on disposal of assets, net in the consolidated statements of operations. The disposal was not considered individually significant and does not qualify for presentation and disclosure as a discontinued operation. The $0.9 million escrow receivable was collected in full during the year ended December 31, 2024.

21.    Held for Sale and Discontinued Operations

In November 2023, the Company entered into a disposition agreement with an unrelated third party for the sale of Waipouli Town Center, a retail property within the Commercial Real Estate segment. In order to allow time for the Company to identify suitable replacement property, the Company had up to one year from the agreement execution date to close the transaction, at its option. The Company determined that the property met the criteria to be classified as held for sale as of the agreement execution date of November 15, 2023, but would not be considered discontinued operations as it neither represented a strategic shift, nor would have a material impact on the Company's operations and financial results. Accordingly, the Company measured the assets and liabilities associated with the property at fair value less any costs to sell as of December 31, 2023, and recorded impairment of $2.2 million in the fourth quarter of 2023. The impairment charge is presented in Impairment of assets in the consolidated statements of operations for the year ended December 31, 2023. As of December 31, 2023, the assets and liabilities associated with Waipouli Town Center are presented in the consolidated balance sheets as Assets held for sale and Accrued and other liabilities, respectively. On October 21, 2024, the Company completed the disposition of Waipouli Town Center.
In December 2022, the Company's Board of Directors authorized Management to complete a sale of the Grace Disposal Group. In conjunction with the Board's authorization, the Company concluded that the Grace Disposal Group met the criteria for classification as held for sale and discontinued operations as of December 31, 2022, as it represented a strategic shift and was expected to have a material impact on the Company's operations and financial results. Accordingly, the results of operations associated with the Grace Disposal Group are presented as discontinued operations in the consolidated statements of operations and cash flows for the years ended December 31, 2023 and 2022. As a result of the Grace Disposal Group's classification as held for sale, the assets and liabilities associated with the Grace Disposal Group were measured at fair value less any costs to sell as of December 31, 2022, and impairment of $89.8 million was recorded in the fourth quarter of 2022.
Refer to Note 7 – Fair Value Measurements for additional discussion of the inputs used to determine the fair value of assets held for sale.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the consolidated balance sheet as of December 31, 2023 (in thousands):

2023

Real estate investments
Real estate property	$17,556
Accumulated depreciation	(1,817)
Real estate property, net	15,739
Real estate intangible assets, net	307
Real estate investments, net	16,046
Prepaid expenses and other assets	121
Less: Impairment recognized on classification as held for sale	(2,183)
Total Assets held for sale	$13,984

Accrued and other liabilities	55
Total Liabilities associated with assets held for sale[1]	$55
[1]Liabilities associated with assets held for sale is presented in Accrued and other liabilities on the Consolidated Balance Sheets as of December 31, 2023.

The following table summarizes income (loss) from discontinued operations included in the Consolidated Statements of Operations for the three years ended December 31, 2024, 2023, and 2022, (in thousands):

	2024[1]	2023	2022

Revenue	$—	$201,162	$171,231
Cost of sales[1]	(62)	(178,115)	(153,547)
Selling, general and administrative[1]	(3,404)	(15,753)	(14,492)
Impairment of assets	—	—	(89,818)
Gain (loss) on disposal of assets, net	—	(13,242)	60
Operating income (loss) from discontinued operations[1]	(3,466)	(5,948)	(86,566)
Income (loss) related to joint ventures	—	(1,465)	(411)
Interest and other income (expense), net	—	77	596
Interest expense	—	(496)	(263)
Income (loss) from discontinued operations before income taxes[1]	(3,466)	(7,832)	(86,644)
Income tax benefit (expense) attributable to discontinued operations	—	(15)	—
Income (loss) from discontinued operations[1]	(3,466)	(7,847)	(86,644)
Loss (income) attributable to discontinued noncontrolling interest	—	(3,151)	(1,077)
Income (loss) from discontinued operations attributable to A&B Shareholders[1]	$(3,466)	$(10,998)	$(87,721)
[1]Includes $3.5 million, $0.1 million, and $0.4 million in costs associated with the resolution of liabilities from the Company’s former sugar operations for the years ended December 31, 2024, 2023, and 2022, respectively.

Related Party Transactions within Discontinued Operations and Held for Sale: The Company entered into contracts in the ordinary course of business, as a supplier, with affiliate entities that required accounting under the equity method due to the Company's financial interests in such entities and also with affiliate parties that are members in entities in which the Company also was a member and held a controlling financial interest. Related to the periods during which such relationships existed, revenues earned from transactions with such affiliates were $13.7 million and $16.9 million for the years ended December 31, 2023 and 2022, respectively. Expenses recognized from transactions with such affiliates were $4.4 million and $4.8 million for the years ended December 31, 2023 and 2022, respectively. These related party relationships were terminated in conjunction with the sale of the Grace disposal group in 2023, and as such, revenues earned and expenses incurred from transactions with previously affiliated entities are not considered related party transactions for the year ended December 31, 2024.
22.    Subsequent Events
On February 25, 2025, the Company's Board of Directors declared a cash dividend of $0.2250 per share of outstanding common stock, payable on April 7, 2025, to shareholders of record as of the close of business on March 14, 2025.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 28, 2025

ITEM 9B. OTHER INFORMATION
Effective as of February 25, 2025, the Company’s Board of Directors amended and restated the Bylaws of Alexander & Baldwin, Inc. to increase the maximum age of eligibility for a director from 72 years to 75 years.
Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2025 Annual Meeting of Shareholders (“A&B’s 2025 Proxy Statement”), which section is incorporated herein by reference.
Executive Officers
As of February 13, 2025, the name of each executive officer of A&B (in alphabetical order), age (in parentheses), and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2025 Proxy Statement, which subsections are incorporated herein by reference.
References within this section to A&B include the Company and Alexander & Baldwin, Inc. prior to the Holding Company Merger, which was completed on November 8, 2017 in order to facilitate the Company's conversion to a REIT. Also, references to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its separation from Matson, Inc. on June 29, 2012.
Meredith J. Ching (68)
Executive Vice President, External Affairs, of A&B, 3/18-present; Senior Vice President, External Affairs, of A&B, 6/12-3/18; Senior Vice President, Government & Community Relations, of A&B Predecessor, 6/07-6/12; first joined A&B Predecessor in 1982.
Clayton K. Y. Chun (47)
Executive Vice President, Chief Financial Officer and Treasurer of A&B, 12/22-present; Senior Vice President of A&B, 2/19-11/22; Chief Accounting Officer of A&B, 1/18-11/22; Vice President of A&B, 3/18-1/19; Controller of A&B, 9/15-11/22.
Derek T. Kanehira (59)
Senior Vice President, Human Resources, of A&B, 5/20-present; Vice President and Director of HR Services, Hawaii Employers Council, 1/17-4/20; Vice President and Director of Human Resources, Hawaii National Bank, 5/13-1/17.
Scott G. Morita (56)
Vice President and Corporate Counsel of A&B, 11/21-present; Associate General Counsel of A&B, 7/18-10/21; Partner, Schlack Ito, 3/13-6/18.
Lance K. Parker (51)
Chief Executive Officer of A&B, 7/23-present; President of A&B, 1/23-present; Chief Operating Officer of A&B, 11/21-6/23; President of A&B Properties Hawai‘i, LLC ("ABP"), 9/15-present; Executive Vice President of A&B, 3/18-1/23; Chief Real Estate Officer of A&B, 10/17-11/21; Senior Vice President of ABP, 6/13-8/15; first joined A&B Predecessor in 2004.
Anthony J. Tommasino (41)

Vice President and Controller of A&B, 10/22-present; Director, Financial Reporting and Technical Accounting, 6/21-9/22; Director, Corporate Accounting, The Gas Company, LLC, 3/20-6/21; Senior Manager, Deloitte & Touche LLP, 9/13-3/20.

Corporate Governance
For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Board of Directors Information” in A&B’s 2025 Proxy Statement, which section is incorporated herein by reference.
Code of Ethics
For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2025 Proxy Statement, which subsection is incorporated herein by reference.
Insider Trading Policy
For information about A&B’s Insider Trading Policy, see the subsection captioned “Insider Trading Policy” in A&B’s 2025 Proxy Statement, which subsection is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2025 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the section captioned “Shareholders' Security Ownership” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2025 Proxy Statement, which section and subsection are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
Securities authorized for issuance under equity compensation plans at December 31, 2024, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)[1]
Equity compensation plans approved by security holders	—	$0.00	2,776,091
1 Under the 2022 Incentive Compensation Plan, 2,776,091 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the section captioned “Election of Directors” and the subsection captioned “Relationships and Transactions” in A&B’s 2025 Proxy Statement, which section and subsection are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2025 Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The financial statements are set forth in Item 8 of Part II above.

Financial Statement Schedules

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Alexander & Baldwin, Inc.
December 31, 2024

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Commercial Real Estate Segment
Retail :
Pearl Highlands Center (HI)	$2.2	$43.4	$96.2	$38.2	$—	$43.6	$134.2	$177.8	$(38.4)	1992-1994	2013
Kailua Retail Other (HI)	0.1	85.1	73.8	23.8	—	88.2	94.5	182.7	(31.3)	Various	2013
Laulani Village (HI)	—	43.4	64.3	3.8	—	43.5	68.0	111.5	(13.9)	2012	2018
Waianae Mall (HI)	—	17.4	10.1	11.3	—	18.2	20.6	38.8	(7.2)	1975	2013
Manoa Marketplace (HI)	50.9	43.3	35.9	24.3	—	45.2	58.3	103.5	(11.8)	1977	2016
Queens' Marketplace (HI)	—	20.4	58.9	3.4	—	20.7	62.0	82.7	(10.0)	2007	2019
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	5.2	—	1.6	17.0	18.6	(10.0)	1971	2001
Hokulei Street (HI)	—	16.9	36.5	3.2	—	17.0	39.6	56.6	(8.6)	2015	2018
Puunene Shopping Center (HI)	—	24.8	28.6	9.6	—	26.1	36.9	63.0	(10.1)	2017	2018
Waipio Shopping Center (HI)	—	24.0	7.6	2.5	—	24.5	9.6	34.1	(3.9)	1986, 2004	2009
Aikahi Park Shopping Center (HI)	—	23.5	6.7	21.2	—	26.1	25.3	51.4	(7.8)	1971	2015
Lanihau Marketplace (HI)	—	9.4	13.2	4.6	—	11.3	15.9	27.2	(6.7)	1987	2010
The Shops at Kukui'ula (HI)	—	8.9	30.1	9.2	—	9.5	38.7	48.2	(12.3)	2009	2013
Ho'okele (HI)	—	—	—	31.5	—	13.5	18.0	31.5	(5.1)	2017	2019
Kunia Shopping Center (HI)	—	2.7	10.6	3.0	—	3.0	13.3	16.3	(6.9)	2004	2002
Kahului Shopping Center (HI)	—	—	—	3.4	—	0.6	2.8	3.4	(2.1)	1951	1951
Lau Hala Shops (HI)	—	—	—	41.5	—	15.2	26.3	41.5	(7.0)	2018	2018
Napili Plaza (HI)	—	9.4	8.0	3.6	—	10.0	11.0	21.0	(3.7)	1991	2003, 2013
Gateway at Mililani Mauka (HI)	—	7.3	4.7	7.1	—	7.8	11.3	19.1	(3.6)	2008, 2013	2011
Port Allen Marina Ctr. (HI)	—	—	3.4	1.2	—	—	4.6	4.6	(2.9)	2002	1971
The Collection (HI)	—	0.4	2.2	0.9	—	0.4	3.1	3.5	(0.8)	2017	2018

Industrial :
Komohana Industrial Park (HI)	—	25.2	10.8	2.4	—	25.4	13.0	38.4	(5.1)	1990	2010
Kaka`ako Commerce Center (HI)	1.6	16.9	20.6	5.9	—	16.9	26.5	43.4	(5.9)	1969	2014
Waipio Industrial (HI)	—	19.6	7.7	1.7	—	19.7	9.3	29.0	(3.6)	1988-1989	2009
Opule Industrial (HI)	—	10.9	27.1	—	—	10.9	27.1	38.0	(4.3)	2005-2006, 2018	2018
P&L Warehouse (HI)	—	—	—	1.8	—	0.1	1.7	1.8	(1.0)	1970	1970
Kapolei Enterprise Center (HI)	—	7.9	16.8	0.7	—	7.9	17.5	25.4	(3.3)	2019	2019
Honokohau Industrial (HI)	—	5.0	4.8	0.2	—	5.0	5.0	10.0	(1.1)	Various	2017
Waihona Industrial (HI)	—	9.0	20.7	—	—	9.0	20.7	29.7	(0.2)	1981, 1988	2024
Kailua Industrial / Other (HI)	—	10.5	2.0	1.1	—	10.6	3.0	13.6	(1.0)	Various	2013
Port Allen (HI)	—	—	0.7	2.8	—	0.1	3.4	3.5	(2.5)	1983, 1993	1983-1993
Harbor Industrial (HI)	—	0.1	—	1.3	—	0.1	1.3	1.4	(1.2)	1930	2018
Kaomi Loop (HI)	—	3.3	5.8	—	—	3.3	5.8	9.1	(0.3)	2005	2023
Kahai Street Industrial (HI)	—	4.4	2.0	—	—	4.4	2.0	6.4	(0.1)	1973	2021
Maui Lani Industrial (HI)	—	0.2	0.3	—	—	0.2	0.3	0.5	—	2010	2011-2014

Office :
Kahului Office Building (HI)	—	1.0	0.4	8.5	—	1.2	8.7	9.9	(7.8)	1974	1989
Gateway at Mililani Mauka South (HI)	—	7.0	3.5	7.5	—	7.0	11.0	18.0	(3.3)	1992, 2006	2012
Kahului Office Center (HI)	—	—	—	4.9	—	—	4.9	4.9	(4.2)	1991	1991
Lono Center (HI)	—	—	1.4	1.6	—	—	3.0	3.0	(2.0)	1973	1991

Other :
Oahu Ground Leases (HI)	—	235.5	0.1	0.7	—	235.7	0.6	236.3	(0.1)	—	—
Other miscellaneous investments	—	2.5	0.1	7.7	—	2.5	7.8	10.3	(4.3)	—	—
Total	$54.8	$739.3	$629.0	$301.3	$—	$786.0	$883.6	$1,669.6	$(255.4)

Description (amounts in millions)	Encumbrances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)
Land Operations Segment
Maui Business Park II	$—	$—	$—	$15.2	$—	$—	$15.2	$15.2	$—
Wailea	—	24.5	—	9.5	(3.1)	21.9	9.0	30.9	—
Other non-core landholdings	—	5.9	—	0.7	(5.2)	1.2	0.4	1.6	(0.2)
Total	$—	$30.4	$—	$25.4	$(8.3)	$23.1	$24.6	$47.7	$(0.2)

(1)    See Note 8 – Notes Payable and Other Debt to the consolidated financial statements.
(2)    The aggregate tax basis, at December 31, 2024, for the Commercial Real Estate segment and Land Operations segment assets was approximately $704.3 million.
(3)    Depreciation is computed based upon the following estimated useful lives:
    Building and improvements:    10 – 40 years
    Leasehold improvements:    lesser of useful life or lease term
    Other property improvements:    3 – 35 years

Reconciliation of Real Estate (in thousands)	2024	2023	2022
Balance at beginning of year	$1,667,123	$1,658,791	$1,653,165
Additions and improvements	70,609	32,953	24,534
Dispositions, retirements and other adjustments	(20,174)	(19,853)	(13,948)
Impairment of assets	(256)	(4,768)	(4,960)
Balance at end of year	$1,717,302	$1,667,123	$1,658,791

Reconciliation of Accumulated Depreciation (in thousands)	2024	2023	2022
Balance at beginning of year	$227,282	$202,264	$180,528
Depreciation expense	29,715	28,847	28,580
Dispositions, retirements and other adjustments	(1,356)	(3,829)	(6,844)
Balance at end of year	$255,641	$227,282	$202,264

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
3.b. Amended and Restated Bylaws of Alexander & Baldwin, Inc., effective as of February 25, 2025 (Exhibit 3.b to Form 10-K for the year ended December 31, 2024).
4.    Instruments defining the rights of security holders.
4.a.  Description of Capital Stock (Exhibit 4.1 to Form 8-K, dated November 8, 2017).
4.b.  Form of Company Common Stock Certificate (Exhibit 4.2 to Form 8-K, dated November 8, 2017).
4.c. Description of Registrant's Securities (Exhibit 4.c. to Form 10-K for the year ended December 31, 2019).
10.    Material contracts.
10.a.
(i) Third Amended and Restated Credit Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin Investments, LLC, A&B II, LLC, Grace Pacific LLC, Bank of America N.A., First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, dated August 31, 2021 (Exhibit 10.1 to Form 8-K, dated August 31, 2021).
(ii) First Amendment to Third Amended and Restated Credit Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin Investments, LLC, A&B II, LLC, Grace Pacific LLC, Bank of America N.A., First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto dated April 28, 2023 (Exhibit 10.a.(v) to Form 10-Q for the quarter ended March 31, 2023).
(iii) Fourth Amended and Restated Credit Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin Investments, LLC, Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America N.A., First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, dated October 17, 2024 (Exhibit 10.1 to Form 8-K, dated October 21, 2024).

(iv)  Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated December 10, 2015 (Exhibit 10.a.(xx) to Form 10-K for the year ended December 31, 2015).
(v)  Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated September 15, 2017 (Exhibit 10.2 to Form 8-K, dated September 19, 2017)
(vi)  Joinder Agreement, by Alexander & Baldwin, Inc. (formerly Alexander & Baldwin REIT Holdings, Inc.), dated November 8, 2017, to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated December 10, 2015, as amended, between Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., and the other Guarantors party thereto, on the one hand, and the Purchasers party thereto, on the other hand (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2017).
(vii)  Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement, by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated January 8, 2018 (Exhibit 10.a.(xviii) to Form 10‑K for the year ended December 31, 2017).
(viii)  Series J Senior Notes (No. J-1 through No. J-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xix) to Form 10-Q for the quarter ended March 31, 2018).
(ix)  Series K Senior Notes (No. K-1 through No. K-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xx) to Form 10-Q for the quarter ended March 31, 2018).
(x)  Series L Senior Notes (No. L-1 through No. L-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xxi) to Form 10-Q for the quarter ended March 31, 2018).
(xi) Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated August 31, 2021 (Exhibit 10.2 to Form 8-K, dated August 31, 2021).

(xii) Third Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, PGIM, Inc., and certain affiliates of PGIM, Inc., dated April 15, 2024 (Exhibit 10.a.(xvii) to Form 10-Q for the quarter ended March 31, 2024).
(xiii) First Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, PGIM, Inc., and certain affiliates of PGIM, Inc., dated December 17, 2024 (Exhibit 10.a.(xiii) to Form 10-K for the year ended December 31, 2024).
(xiv) Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated December 20, 2017 (Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2021).
(xv) First Amendment to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated March 5, 2018 (Exhibit 10.a.(xxviii) to Form 10-K for the year ended December 31, 2021).
(xvi) Second Amendment to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated August 31, 2021 (Exhibit 10.3 to Form 8-K, dated August 31, 2021).

(xvii)  Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013 (Exhibit 10.a.(xxii) to Form 10-Q for the quarter ended September 30, 2013).
(xviii)  Promissory Note between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.1 to Form 8-K, dated December 1, 2014).
(xix)  Mortgage and Security Agreement between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.2 to Form 8-K, dated December 1, 2014).

(xx)  Promissory Note by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended September 30, 2016).
(xxi)  Mortgage, Security Agreement and Fixture Filing by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended September 30, 2016).
(xxii)  Limited Liability Company Agreement of Alexander & Baldwin Investments, LLC, dated as of November 8, 2017 (Exhibit 10.1 to Form 8-K, dated November 8, 2017).
(xxiii)  Promissory Note by TRC Laulani Village, LLC in favor of The Northwestern Mutual Life Insurance Company, dated April 10, 2014 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended March 31, 2018).
(xxiv)  Loan Assumption and Amendment to Loan Documents, among TRC Laulani Village, LLC, ABP E1 LLC, ABP ER1 LLC, and The Northwestern Mutual Life Insurance Company, dated February 23, 2018 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended March 31, 2018).
(xxv)  Purchase and Sale Agreement and Escrow Instructions by Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and A & B Properties Hawaii, LLC, Series R, and Mahi Pono Holdings, LLC, dated December 17, 2018 (Exhibit 10.1 to Form 8-K, dated December 20, 2018).
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
(xi)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 99.8 to Form S-8 filed on June 29, 2012).
(xii)  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferral Election) (Exhibit 99.9 to Form S-8 filed on June 29, 2012).
(xiii)  Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 99.10 to Form S-8 filed on June 29, 2012).
(xiv)  Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 99.12 to Form S-8 filed on June 29, 2012).

(xv) Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(xv) to Form 10-K for the year ended December 31, 2024).
(xvi)  Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xix) to Form 10-K for the year ended December 31, 2014).
(xvii) Form of Notice of Award of Performance Share Units (Exhibit 10.b.1.(xxv) to Form 10-K for the year ended December 31, 2021).
(xviii)  Form of Performance Share Unit Award Agreement (Exhibit 10.b.1.(xx) to Form 10-K for the year ended December 31, 2014).
(xix)  Form of Letter Agreement (Exhibit 10.1 to Form 8-K, dated June 28, 2012).
(xx) Form of Letter Agreement (current participants) (Exhibit 10.b.1(xxviii) to Form 10-Q for the quarter ended March 31, 2022).
(xxi) Form of Letter Agreement (prospective participants) (Exhibit 10.b.1(xxix) to Form 10-Q for the quarter ended March 31, 2022).
(xxii) Alexander & Baldwin, Inc. Executive Severance Plan, amended and restated as of January 1, 2024 (Exhibit 10.b.1(xxxi) to Form 10-K for the year ended December 31, 2023).

(xxiii)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).
(xxiv)  Amendment No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014 (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended September 30, 2014).
(xxv) Amendment No. 2 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, effective January 1, 2018 (Exhibit 10.b.1(xxx) to Form 10-Q for the quarter ended March 31, 2021).

(xxvi) Alexander & Baldwin, Inc. Excess Benefits Plan, amended and restated effective November 1, 2023 (Exhibit 10.b.1(xxxix) to Form 10-K, for the year ended December 31, 2023).

(xxvii) Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors, effective November 1, 2023 (Exhibit 10.b.1(xli) to Form 10-K for the year ended December 31, 2023).
(xxviii)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10‑Q for the quarter ended June 30, 2012).
(xxix)  Amendment No. 1 to the Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013 (Exhibit 10.b.1(xxvi) to Form 10‑Q for the quarter ended March 31, 2013).
(xxx) 2023 Alexander & Baldwin Nonqualified Defined Contribution Plan Adoption Agreement (Exhibit 10.b.1(xlvii) to Form 10-K for the year ended December 31, 2023).
(xxxi) Alexander & Baldwin 2024 Amended and Restated Deferred Compensation Plan (Exhibit 10.b.1(xlix) to Form 10-K for the year ended December 31, 2023).
(xxxii) Alexander & Baldwin, Inc. 2021 Executive Simplification Incentive Program, effective February 22, 2021 (Exhibit 10.b.1(xl) to Form 10-Q for the quarter ended March 31, 2021).

(xxxiii) Alexander & Baldwin, Inc. 2022 Omnibus Incentive Plan (Appendix A to Proxy Statement filed on March 15, 2022).

(xxxiv) Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 10.b.1(xlvii) to Form 10-Q for the quarter ended March 31, 2022).

(xxxv) Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1(xlviii) to Form 10-Q for the quarter ended September 30, 2022).

(xxxvi) Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(xlix) to Form 10-Q for the quarter ended September 30, 2022).

(xxxvii) Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 10.b.1.(l) to Form 10-Q for the quarter ended September 30, 2022).

(xxxviii) Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(li) to Form 10-Q for the quarter ended September 30, 2022).

    *All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.
19. Alexander & Baldwin, Inc. General Policy Bulletin: Insider Trading, Speculative Transactions and Hedging.
21.1  Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2025.
23.1 Consent of Deloitte & Touche LLP dated February 28, 2025.
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
97. Policy relating to recovery of erroneously awarded compensation.

97.1 Alexander & Baldwin, Inc. Amended and Restated Policy Regarding Recoupment of Certain Compensation, adopted October 24, 2023 and effective October 2, 2023 (Exhibit 97.1 to Form 10-K for the year ended December 31, 2023).
101. The following information from Alexander & Baldwin, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104. Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

February 28, 2025	By: /s/ Lance K. Parker
Lance K. Parker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric K. Yeaman	Chairman of the Board	February 28, 2025
Eric K. Yeaman

/s/ Lance K. Parker	President, Chief Executive Officer	February 28, 2025
Lance K. Parker	and Director

/s/ Clayton K.Y. Chun	Executive Vice President,	February 28, 2025
Clayton K.Y. Chun	Chief Financial Officer and Treasurer

/s/ Anthony J. Tommasino	Vice President and Controller	February 28, 2025
Anthony J. Tommasino

/s/ Shelee Kimura	Director	February 28, 2025
Shelee Kimura

/s/ Diana M. Laing	Director	February 28, 2025
Diana M. Laing

/s/ John T. Leong	Director	February 28, 2025
John T. Leong

/s/ Thomas A. Lewis, Jr.	Director	February 28, 2025
Thomas A. Lewis, Jr.

/s/ Douglas M. Pasquale	Lead Independent	February 28, 2025
Douglas M. Pasquale	Director