Form 10-Q
period 2025-03-31
Alexander & Baldwin, Inc.
filed 2025-04-25
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of March 31, 2025: 72,711,539

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands; unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Real estate investments
Real estate property	$1,676,343	$1,670,879
Accumulated depreciation	(263,283)	(255,641)
Real estate property, net	1,413,060	1,415,238
Real estate developments	41,466	46,423
Investments in sales-type leases, net of allowances (credit losses) of $17 as of March 31, 2025	9,216	—
Investments in real estate joint ventures and partnerships	5,907	5,907
Real estate intangible assets, net	29,795	31,176
Real estate investments, net	1,499,444	1,498,744
Cash and cash equivalents	16,855	33,436
Restricted cash	697	236
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $1,728 and $1,701 as of March 31, 2025 and December 31, 2024, respectively	4,942	3,697
Goodwill	8,729	8,729
Other receivables, net of allowances (credit losses) of $2,299 and $2,393 as of March 31, 2025 and December 31, 2024, respectively	11,185	16,696
Prepaid expenses and other assets	106,762	108,894
Total assets	$1,648,614	$1,670,432

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$452,843	$474,837
Accounts payable	4,490	4,529
Accrued post-retirement benefits	7,535	7,582
Deferred revenue	75,085	72,462
Accrued and other liabilities	103,518	107,479
Total liabilities	643,471	666,889
Commitments and Contingencies (Note 7)
Equity:
Common stock - no par value; authorized, 225,000,000 shares; outstanding 72,711,539 and 72,633,866 shares at March 31, 2025 and December 31, 2024, respectively	1,811,826	1,811,582
Accumulated other comprehensive income (loss)	2,506	6,134
Distributions in excess of accumulated earnings	(809,189)	(814,173)
Total shareholders' equity	1,005,143	1,003,543
Total liabilities and equity	$1,648,614	$1,670,432
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Revenue:
Commercial Real Estate	$51,043	$48,888
Land Operations	2,695	12,314
Total operating revenue	53,738	61,202
Operating Costs and Expenses:
Cost of Commercial Real Estate	26,169	25,416
Cost of Land Operations	894	4,787
Selling, general and administrative	6,990	7,239
Total operating costs and expenses	34,053	37,442
Gain (loss) on commercial real estate transactions	4,103	—
Gain (loss) on disposal of assets, net	193	23
Total gain (loss) on commercial real estate transactions and other disposal of assets, net	4,296	23
Operating Income (Loss)	23,981	23,783
Other Income and (Expenses):
Income (loss) related to joint ventures	3,025	698
Interest and other income (expense), net	51	1,267
Interest expense	(5,802)	(5,510)
Income (Loss) from Continuing Operations Before Income Taxes	21,255	20,238
Income tax benefit (expense)	39	—
Income (Loss) from Continuing Operations	21,294	20,238
Income (loss) from discontinued operations, net of income taxes	139	(256)
Net Income (Loss)	$21,433	$19,982

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.29	$0.28
Discontinued operations available to A&B shareholders	—	—
Net income (loss) available to A&B shareholders	$0.29	$0.28

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.29	$0.28
Discontinued operations available to A&B shareholders	—	—
Net income (loss) available to A&B shareholders	$0.29	$0.28

Weighted-Average Number of Shares Outstanding:
Basic	72,683	72,545
Diluted	72,820	72,666

Amounts Available to A&B Common Shareholders:
Continuing operations available to A&B common shareholders	$21,294	$20,230
Discontinued operations available to A&B common shareholders	139	(256)
Net income (loss) available to A&B common shareholders	$21,433	$19,974

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands; unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income (Loss)	$21,433	$19,982
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	(3,083)	1,202
Reclassification adjustment to interest expense included in Net Income (Loss)	(545)	(473)
Other comprehensive income (loss), net of tax	(3,628)	729
Comprehensive Income (Loss)	$17,805	$20,711
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands; unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$21,433	$19,982
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss (income) from discontinued operations	(139)	256
Depreciation and amortization	9,207	9,034
Provision for (reversal of) credit losses	17	—
(Gain) loss on commercial real estate transactions and other disposals, net	(4,296)	(23)
(Gain) loss on de-designated interest rate swap valuation adjustment	—	(3,675)
Share-based compensation expense	1,370	1,126
Loss (income) related to joint ventures, net of operating cash distributions	(1,025)	50
Changes in operating assets and liabilities:
Trade and other receivables	(1,524)	(486)
Prepaid expenses and other assets	(2,471)	(3,435)
Development/other property inventory	4,564	(2,925)
Accrued post-retirement benefits	(47)	(1,697)
Accounts payable	(58)	(1,242)
Accrued and other liabilities	(1,149)	(501)
Operating cash flows from continuing operations	25,882	16,464
Operating cash flows from discontinued operations	115	(403)
Net cash provided by (used in) operations	25,997	16,061
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(4,169)	(3,746)
Proceeds from disposal of assets	3,468	184
Payments for purchases of investments in affiliates and other investments	(92)	(113)
Investing cash flows from continuing operations	(793)	(3,675)
Investing cash flows from discontinued operations	—	15,000
Net cash provided by (used in) investing activities	(793)	11,325
Cash Flows from Financing Activities:
Payments of notes payable and other debt and deferred financing costs	(16,560)	(15,441)
Borrowings (payments) on line-of-credit agreement, net	(7,000)	9,000
Cash dividends paid	(16,524)	(16,447)
Repurchases of common stock and other payments	(1,240)	(2,332)
Financing cash flows from continuing operations	(41,324)	(25,220)
Financing cash flows from discontinued operations	—	—
Net cash provided by (used in) financing activities	(41,324)	(25,220)

Cash, Cash Equivalents, and Restricted Cash
Net increase (decrease) in cash, cash equivalents, and restricted cash	(16,120)	2,166
Balance, beginning of period	33,672	13,753
Balance, end of period	$17,552	$15,919

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands; unaudited)

	Three Months Ended March 31,
	2025	2024
Other Cash Flow Information:
Interest paid, net of capitalized interest, for continuing operations	$3,026	$4,470
Income tax payments/(refunds), net	$6	$—

Noncash Investing and Financing Activities from continuing operations:
Capital expenditures included in accounts payable and accrued and other liabilities	$1,988	$1,907
Finance lease liabilities arising from obtaining ROU assets	$1,547	$—
Dividends declared but unpaid at end of period	$16,946	$16,501
Increase (decrease) in other receivables from investments in affiliates	$2,084	$—

Reconciliation of cash, cash equivalents, and restricted cash
Beginning of the period:
Cash and cash equivalents	$33,436	$13,517
Restricted cash	236	236
Cash, cash equivalents, and restricted cash	$33,672	$13,753

End of the period:
Cash and cash equivalents	$16,855	$15,683
Restricted cash	697	236
Cash, cash equivalents, and restricted cash	$17,552	$15,919

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2025 and 2024
(amounts in thousands, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total

	Shares	Stated Value
Balance, January 1, 2024	72,448	$1,809,095	$3,250	$(809,334)	$1,003,011
Net income (loss)	—	—	—	19,982	19,982
Other comprehensive income (loss), net of tax	—	—	729	—	729
Dividend on common stock ($0.2225 per share)	—	—	—	(16,190)	(16,190)
Share-based compensation	—	1,126	—	—	1,126
Shares issued (repurchased), net	144	(2,212)	—	(120)	(2,332)
Balance, March 31, 2024	72,592	$1,808,009	$3,979	$(805,662)	$1,006,326

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total

	Shares	Stated Value
Balance, January 1, 2025	72,634	$1,811,582	$6,134	$(814,173)	$1,003,543
Net income (loss)	—	—	—	21,433	21,433
Other comprehensive income (loss), net of tax	—	—	(3,628)	—	(3,628)
Dividend on common stock ($0.2250 per share)	—	—	—	(16,438)	(16,438)
Share-based compensation	—	1,370	—	—	1,370
Shares issued (repurchased), net	78	(1,126)	—	(11)	(1,137)
Balance, March 31, 2025	72,712	$1,811,826	$2,506	$(809,189)	$1,005,143
See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. The Company operates in two segments: Commercial Real Estate ("CRE") and Land Operations. As of March 31, 2025, the Company's commercial real estate portfolio resides entirely in Hawai‘i and consists of 21 retail centers, 14 industrial assets and four office properties, representing a total of four million square feet of gross leasable area ("GLA"), as well as 146 acres of commercial land, of which substantially all is leased pursuant to urban ground leases. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Basis of Presentation: The interim condensed consolidated financial statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated balance sheets as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity and redeemable noncontrolling interest for each of the three years ended December 31, 2024, 2023, and 2022, respectively, and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"), and other subsequent filings with the U.S. Securities and Exchange Commission ("SEC").
Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: (i) asset impairments, including intangible assets and goodwill, (ii) purchase price allocations with respect to commercial real estate asset acquisitions, (iii) the determination of fair value of sales-type leases, (iv) litigation and contingencies, (v) postretirement benefits, (vi) recoverable amounts of accounts and other receivables, (vii) valuation of derivatives and their effectiveness as hedges, (viii) income taxes, and (ix) valuation of market-based and performance-based restricted stock units. Future results could be materially affected if actual results differ from these estimates and assumptions.
Rounding: Amounts in the condensed consolidated financial statements and notes are rounded to the nearest thousand. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
2.    Significant Accounting Policies
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2024 Form 10-K. Updates to the Company's significant accounting policies are included herein as a result of the Company's investments in sales-type leases during the three months ended March 31, 2025.
Sales-type Leases: Lease classification for leases under which the Company is the lessor are evaluated under ASC Topic 842, Leases ("ASC 842") at lease commencement or lease modification. Leases qualify as sales-type leases if the contract includes either transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee equals substantially all of the fair value of the asset. If a lease is determined to be a sales-type lease, the Company records a net investment in the lease which is equal to the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease.
ASC 842 requires a lessor to derecognize the underlying asset and recognize any selling profit or loss on a sales-type lease at lease commencement, assuming that collectibility of both lease payments and any residual value guarantee provided by the lessee is probable. The difference between the net investment in the lease and the carrying value of the underlying asset is recognized as selling profit or loss upon execution of the lease within Gain (loss) on commercial real estate transactions in the Company's condensed consolidated statements of operations. Initial direct costs are recognized as an expense if, at the commencement date, the fair value of the underlying asset is different from its carrying amount. If the fair value of the underlying asset equals its carrying amount, initial direct costs are deferred at the commencement date and included in the measurement of the net investment in the lease.
Interest income from sales-type leases is measured using the rate implicit in the lease and is recorded in Operating Revenue - Commercial Real Estate in the Company’s condensed consolidated statements of operations over the lease term to produce a constant periodic rate of return on the Company’s net investment in the lease. Rent payments that are not fixed and determinable at lease inception, such as tenant reimbursed property operating costs, percentage rent and market rent adjustments, are not included in the effective interest method calculation and are accounted for as variable payments in the period earned.
The Company evaluates its net investment in sales-type leases for impairment under the current expected credit loss ("CECL") standard.
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
In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, on either a prospective basis to financial statements issued for reporting periods after the effect date, or on a retrospective basis to any or all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
Interest and other income (expense), net
Interest and other income (expense), net for the three months ended March 31, 2025 and 2024, included the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$151	$231
Post-retirement benefit (expense)	(102)	(107)
Gain (loss) on fair value adjustments related to interest rate swaps	—	3,675
Financing charges	—	(2,350)
Other income (expense), net	2	(182)
Interest and other income (expense), net	$51	$1,267

3.    Investments in Affiliates
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three months ended March 31, 2025 and 2024, is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$42,122	$39,370
Operating costs and expenses	37,069	35,399
Gross Profit (Loss)	$5,053	$3,971
Income (Loss) from Continuing Operations[1]	$1,452	$(700)
Net Income (Loss)[1]	$1,452	$(700)

[1] Includes earnings from equity method investments held by the investee.
During the three months ended March 31, 2025 and 2024, Income (loss) related to joint ventures was $3.0 million and $0.7 million, respectively, and return on investment operating cash distributions was $2.0 million and $0.7 million, respectively.

4.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of March 31, 2025 and December 31, 2024, (in thousands):

		Fair Value Measurements at
		March 31, 2025
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$3,719	$—	$3,719	$—

		Fair Value Measurements at
		December 31, 2024
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$7,378	$—	$7,378	$—
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
Non-Recurring Fair Value
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment is discussed in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2024 Form 10-K.
Investments in sales-type leases, net: During the three months ended March 31, 2025, the Company entered into a ground lease agreement for a 4.7-acre land parcel located within Maui Business Park, which met the criteria for classification as a sales-type lease. The net investment in sales-type lease asset was recorded at the estimated fair value at the lease commencement date. The fair value of sales-type leases are generally estimated utilizing Level 3 inputs to discount the estimated future cash flows of the lease, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, using the rate implicit in the lease.
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
The fair value of the Company's notes receivable approximated the carrying amount of $5.3 million and $13.1 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.

At March 31, 2025, the carrying amount of the Company's notes payable and other debt was $452.8 million and the corresponding fair value was $449.2 million. At December 31, 2024, the carrying amount of the Company's notes payable and other debt was $474.8 million and the corresponding fair value was $468.4 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.
5.    Notes Payable and Other Debt
As of March 31, 2025 and December 31, 2024, notes payable and other debt consisted of the following (dollars in thousands):

	Interest Rate (%)	Maturity Date		Principal Outstanding
				March 31, 2025	December 31, 2024
Secured:
Photovoltaic Financing	(1)	(1)		$5,386	$3,932
Manoa Marketplace	(2)	2029		50,409	50,877
Subtotal				$55,795	$54,809
Unsecured:
Series J Note	4.66%	2025		$10,000	$10,000
Series B Note	5.55%	2026		2,000	18,000
Series C Note	5.56%	2026		7,000	7,000
Series F Note	4.35%	2026		7,250	7,250
Series H Note	4.04%	2026		50,000	50,000
Series K Note	4.81%	2027		34,500	34,500
Series G Note	3.88%	2027		15,625	15,625
Series L Note	4.89%	2028		18,000	18,000
Series I Note	4.16%	2028		25,000	25,000
Term Loan 5	4.30%	2029		25,000	25,000
Series M Note	6.09%	2032		60,000	60,000
Subtotal				$254,375	$270,375
Revolving Credit Facilities:
A&B Revolver	(3)	2028	(4)	143,000	150,000
Total debt (contractual)				$453,170	$475,184
Unamortized debt issuance costs				(327)	(347)
Total debt (carrying value)				$452,843	$474,837

(1) Financing leases have a weighted average discount rate of 4.75% and maturity dates ranging from 2027 to 2030
(2) Loan has a stated interest rate of SOFR plus 1.35%. Loan is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of SOFR plus 1.05% based on a pricing grid, plus a SOFR adjustment of 0.10%. As of March 31, 2025 and December 31, 2024, $130.0 million is swapped through maturity to a 4.76% weighted average fixed rate.

(4) A&B Revolver has two six-month optional term extensions.

6.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate interest debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
As of March 31, 2025, the Company had three interest rate swap agreements, all three of which were designated as cash flow hedges. The key terms are as follows (dollars in thousands):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	March 31, 2025	March 31, 2025	December 31, 2024
Interest Rate Swap Agreements
4/7/2016	8/1/2029	3.14%	$50,409	$3,427	$4,310
5/1/2024	12/9/2031	4.88%	$57,000	$31	$1,254
12/9/2024	12/9/2031	4.83%	$73,000	$261	$1,814
The assets related to the interest rate swaps as of March 31, 2025 and December 31, 2024, are presented within Prepaid expenses and other assets in the condensed consolidated balance sheets. Changes in fair value of designated cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt. Changes in fair value of undesignated cash flow hedges, including de-designated hedges, are recorded in Interest and other income (expense), net.
Statement of Comprehensive Income (Loss) Derivative Instruments Impact
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2025	2024
Information regarding derivatives designated as hedging instruments
Amount of gain (loss) recognized in OCI on derivatives	$(3,083)	$1,202
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(545)	$(473)

As of March 31, 2025, the Company expects to reclassify $1.6 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.

7.    Commitments and Contingencies
Commitments and other financial arrangements
Bonds related to the Company's real estate activities totaled $17.0 million as of March 31, 2025, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.
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
Also on remand, the Carmichael Plaintiffs sought and were granted leave to file an amended complaint asserting a claim for unjust enrichment against A&B/EMI. The plaintiffs assert that they had a superior right to the water diverted by EMI from at least 2015 until September 2021 when BLNR accepted the final environmental impact statement for the long-term water lease, and EMI lacked the authority to divert water during that time period. In December 2023, the Carmichael Plaintiffs filed their amended complaint. On February 11, 2025, the Circuit Court entered its order granting A&B/EMI’s motion for summary judgment as to the plaintiffs’ unjust enrichment claim. Final judgment was entered on February 26, 2025. On March 5, 2025, the Carmichael Plaintiffs filed a notice of appeal with the ICA challenging the grant of summary judgment as to the unjust enrichment claim.
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
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, the Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against the BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. On February 17, 2022, the Sierra Club filed its notice of appeal challenging the decision on the August 2020 trial. The court separately considered a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny it a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. In that case, on May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated, ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits would be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 to address the continuation of the revocable permits for both calendar years 2021 and 2022 and the BLNR issued a decision on June 30, 2022. On December 27, 2021, while BLNR’s decision in the contested case hearing was pending, the court further modified its ruling to allow the permits to remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court. On April 26, 2022, the court orally granted an extension of the May 1, 2022 deadline to the earlier of June 15, 2022, or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or as may be further ordered by the court. On June 1, 2022, the court granted an extension of the June 15, 2022 deadline to the earlier of July 15, 2022 or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022 or as may be further ordered by the court. On June 30, 2022, the BLNR issued its final decision on the contested case hearing on the permits for calendar years 2021 and 2022, approving the continuation of the permits through the end of calendar year 2022. The Company and the BLNR appealed the court’s determination that the Sierra Club was entitled to a contested case hearing on the 2021 revocable permits. At the request of Sierra Club, the Intermediate Court of Appeals held oral argument on the matter on December 13, 2023. On April 12, 2024, the ICA issued its opinion holding that the Sierra Club was not entitled to a contested case hearing, the circuit court erred by modifying the permits, and the Sierra Club was not entitled to attorneys’ fees and costs. The Sierra Club filed an application with the Supreme Court of Hawai’i for a writ of certiorari challenging the ICA’s opinion. On July 11, 2024, the Supreme Court of Hawai’i entered its order accepting Sierra Club's application for a writ of certiorari. The Hawaii Supreme Court held oral argument on November 21, 2024. The case is still pending. In July 2022, the Sierra Club filed a separate appeal challenging the BLNR’s June 30, 2022 decision on the contested case hearing on the permits for calendar years 2021 and 2022. On March 31, 2023, the court entered its decision on appeal, dismissing the appeal as moot. On January 29, 2024, the court entered final judgment in this case. On February 8, 2024, the Sierra Club filed a notice of appeal with the Hawaii Intermediate Court of Appeals, and on December 24, 2024, the court reversed the dismissal, finding the case not moot and remanding the matter to the Circuit Court for consideration of the merits of the appeal. On February 10, 2025, the Sierra Club filed with the Hawaii Supreme Court, an application for a writ of certiorari, arguing that the ICA erred in remanding the matter back to the Circuit Court rather than deciding the merits of the appeal itself. On March 28, 2025, the Hawaii Supreme Court rejected the Sierra Club’s application.
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

8.    Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 9 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Commercial Real Estate	$51,043	$48,888
Land Operations:
Development sales revenue	—	2,455
Unimproved/other property sales revenue	2,533	9,625
Other operating revenue	162	234
Land Operations	2,695	12,314
Total revenues	$53,738	$61,202

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable	$6,670	$5,398
Allowances (credit losses and doubtful accounts)	(1,728)	(1,701)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$4,942	$3,697

Variable consideration[1]	$62,000	$62,000
Prepaid rent	8,754	6,077
Other deferred revenue	4,331	4,385
Deferred revenue	$75,085	$72,462

[1] Variable consideration deferred as of the end of the periods related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the three months ended March 31, 2025, the Company recognized less than $0.1 million in revenue related to the Company's variable consideration and other deferred revenue reported as of December 31, 2024.

9.    Leases - The Company as a Lessor
The Company leases real estate property to tenants under operating leases and sales-type leases. Such activity is primarily composed of operating leases within its CRE segment.
The historical cost of, and accumulated depreciation on, leased property under operating leases as of March 31, 2025, and December 31, 2024, were as follows (in thousands):

	March 31, 2025	December 31, 2024
Leased property - real estate	$1,643,135	$1,638,098
Less: accumulated depreciation	(263,125)	(255,483)
Property under operating leases - net	$1,380,010	$1,382,615
During the three months ended March 31, 2025, the Company entered into a ground lease agreement for a 4.7-acre land parcel located within Maui Business Park. Management evaluated the agreement in accordance with ASC 842 and determined that it met the criteria for classification as a sales-type lease. Accordingly, $5.0 million of land was derecognized and the present value of the future lease payments and the unguaranteed residual value of $9.2 million was recorded as Investments in sales-type leases, net in the Company's condensed consolidated balance sheets as of March 31, 2025. As a result, the Company recognized $4.1 million in selling profit from sales-type leases within Gain (loss) on commercial real estate transactions in the Company's condensed consolidated statements of operations during the three months ended March 31, 2025.
The components of the Company's investments in sales-type leases, net as of March 31, 2025 was as follows (in thousands):

March 31, 2025
Present value of lease payments	$9,219
Unguaranteed residual assets	14
Investment in sales-type leases	9,233
Less: CECL sales-type leases	(17)
Investments in sales-type leases, net	$9,216
Rental income (i.e., revenue) under operating leases and sales-type leases during the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating leases:
Lease payments	$34,398	$33,612
Variable lease payments	17,006	15,649
Revenues deemed uncollectible, net	(341)	(216)
Total rental income from operating leases	$51,063	$49,045

Sales-type leases:
Interest income	$67	$—
Provision for credit losses on sales-type leases	(17)	—
Total rental income from sales-type leases	$50	$—
Contractual future lease payments to be received on non-cancelable operating leases as of March 31, 2025, were as follows (in thousands):

Operating
2025	$103,902
2026	128,240
2027	114,900
2028	96,698
2029	78,324
2030	64,836
Thereafter	506,255
Total future lease payments to be received	$1,093,155

Minimum undiscounted lease payments to be received under our sales-type leases as of March 31, 2025, were as follows (in thousands):

Sales-Type
2025	$—
2026	—
2027	417
2028	725
2029	743
2030	762
Thereafter	141,291
Total future undiscounted lease payments to be received	$143,938
Less: imputed interest	(134,719)
Total present value of lease payments	$9,219
Unguaranteed residual assets	14
Total investment in sales-type leases	$9,233
10.    Leases - The Company as a Lessee
There have been no material changes from the Company's leasing activities as a lessee described in Note 13 to the consolidated financial statements included in Item 8 of the Company's 2024 Form 10-K. The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three months ended March 31, 2025 and 2024, (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$623	$477
Finance lease cost:
Amortization of right-of-use assets	92	71
Interest on lease liabilities	56	48
Total lease cost - operating and finance leases	$771	$596

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
During the three months ended March 31, 2025, the Company granted approximately 271,900 of restricted stock unit awards with a weighted average grant date fair value of $19.21. During the three months ended March 31, 2024, the Company granted approximately 310,100 of restricted stock unit awards with a weighted average grant date fair value of $17.91.
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

	2025 Grants	2024 Grants
Volatility of A&B common stock	24.4%	27.4%
Average volatility of peer companies	29.8%	29.9%
Risk-free interest rate	4.3%	4.0%
The Company recognizes compensation cost net of actual forfeitures of time-based or market-based awards. A summary of compensation cost related to share-based payments is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Share-based expense:
Time-based and market-based restricted stock units	$1,370	$1,126
12.    Income Taxes
The Company has been organized and operates in a manner that enables it to qualify, and management believes it will continue to qualify, as a REIT for federal income tax purposes.

As of March 31, 2025, tax years 2021 and later are open to audit by the tax authorities. Management believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
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

The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in thousands):

	Three Months Ended March 31,
	2025	2024
Income (loss) from continuing operations	$21,294	$20,238
Distributions and allocations to participating securities	—	(8)
Income (loss) from continuing operations available to A&B shareholders	21,294	20,230
Income (loss) from discontinued operations	139	(256)
Net income (loss) available to A&B common shareholders	$21,433	$19,974
The number of shares used to compute basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Denominator for basic EPS - weighted average shares outstanding	72,683	72,545
Effect of dilutive securities:
Restricted stock unit awards	137	121
Denominator for diluted EPS - weighted average shares outstanding	72,820	72,666

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Number of anti-dilutive securities	66	100

14.    Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2025, other comprehensive income (loss) principally includes unrealized interest rate hedging gains and losses and associated reclassification adjustments to interest expense. The components of Accumulated other comprehensive income (loss), net of taxes, were as follows as of March 31, 2025, and December 31, 2024, (in thousands):

	March 31, 2025	December 31, 2024
Post-retirement plans	$382	$382
Non-qualified benefit plans	(15)	(15)
Interest rate swaps	2,139	5,767
Accumulated other comprehensive income (loss)	$2,506	$6,134

The changes in Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025, were as follows (in thousands, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2025	$367	$5,767	$6,134
Other comprehensive income (loss) before reclassifications, net of taxes of $0	—	(3,083)	(3,083)
Amounts reclassified from accumulated other comprehensive income (loss)[1]	—	(545)	(545)
Other comprehensive income (loss), net of taxes	—	(3,628)	(3,628)
Balance, March 31, 2025	$367	$2,139	$2,506
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
Reportable segment information for the three months ended March 31, 2025 and 2024, is summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024
Commercial Real Estate
Revenue from external customers	$51,043	$48,888
Intersegment revenue	—	6
Total segment revenue	51,043	48,894
Less:
Operating costs and expenses	13,375	12,582
Property taxes	3,639	3,863
Depreciation and amortization	9,158	8,975
Selling, general, and administrative	1,453	1,552
Other segment items[1]	(8)	(59)
Commercial Real Estate segment operating profit	$23,426	$21,981

Land Operations
Revenue from external customers	$2,695	$12,314
Total segment revenue	2,695	12,314
Less:
Development cost of sales	—	1,489
Unimproved/other property land cost of sales	293	1,646
Other operating costs and expenses[2]	601	1,664
Selling, general, and administrative	227	320
(Gain) loss from disposals, net	(218)	(23)
(Income) loss related to joint ventures	(3,025)	(698)
Other segment items[3]	(33)	(15)
Land Operations segment operating profit	$4,850	$7,931

Operating Profit (Loss)
Commercial Real Estate	$23,426	$21,981
Land Operations	4,850	7,931
Total operating profit (loss)	28,276	29,912
Gain (loss) on commercial real estate transactions	4,103	—
Interest expense	(5,802)	(5,510)
Corporate and other expense	(5,322)	(4,164)
Income (Loss) from Continuing Operations Before Income Taxes	$21,255	$20,238
1 Commercial Real Estate other segment items includes interest income and gain (loss) on fixed asset disposals.
2 Intersegment expenses were immaterial for the three months ended March 31, 2025 and 2024, and are included within other operating costs and expenses.
3 Land Operations other segment items includes interest income related to seller financing receivables from the sales of unimproved legacy property or development parcels and expenses related to non-qualified plan and other post-retirement benefits related to legacy operations.

16.    Subsequent Events

On April 22, 2025, the Company's Board of Directors declared a cash dividend of $0.225 per share on outstanding common stock, payable on July 9, 2025, to shareholders of record as of the close of business on June 13, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. ("A&B" or the "Company") and its subsidiaries should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2024, ("2024 Form 10-K") filed with the U.S. Securities and Exchange Commission ("SEC").
Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
Forward-Looking Statements
Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, the evaluation of alternatives by the Company related to its remaining legacy assets, and the risk factors discussed in Part I, Item 1A of the Company's most recent Form 10-K under the heading "Risk Factors", Form 10-Q, and other filings with the SEC. The information in this Form 10-Q should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three months ended March 31, 2025, as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three months ended March 31, 2025, as compared to the corresponding period of the preceding fiscal year.
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
•Liquidity and Capital Resources: This section provides a discussion of any material changes in the Company's liquidity, financial condition and cash flows, including a discussion of any material changes in the Company's ability to fund its future commitments and ongoing operating activities in the short-term (i.e., over the next twelve months from the most recent fiscal period end) and in the long-term (i.e., beyond the next twelve months) through internal and external sources of capital, as compared to the end of preceding fiscal year ended December 31, 2024. It includes an evaluation of the amounts and certainty of cash flows from operations and from outside sources.

•Other Matters: This section identifies and summarizes other matters to be discussed in Item 2 of this report including any changes in the significant judgments or critical accounting estimates on the part of management in preparing the Company's consolidated financial statements that may materially impact the Company's reported results of operations and financial condition from the end of the preceding fiscal year ended December 31, 2024, the potential impact of recently issued accounting pronouncements and other miscellaneous matters as needed.
Amounts in the MD&A are rounded to the nearest thousand. Accordingly, a recalculation of totals and percentages, if based on the reported data, may be slightly different.
Business Overview
Reportable segments
The Company operates two segments: Commercial Real Estate and Land Operations. A description of each of the Company's reporting segments is as follows:
•Commercial Real Estate ("CRE") - This segment functions as a vertically integrated real estate investment company with core competencies in property management and in-house leasing (i.e., executing new and renegotiating renewal lease arrangements, managing its properties' day-to-day operations and maintaining positive tenant relationships); investments and acquisitions (i.e., identifying opportunities and acquiring properties); and construction and development (i.e., designing and ground-up development of new properties or repositioning and redevelopment of existing properties). The Company's preferred asset classes include improved properties in retail and industrial spaces, and also urban ground leases. Its focus within improved retail properties, in particular, is on grocery-anchored neighborhood shopping centers that meet the daily needs of Hawai‘i communities. Through its core competencies and with its experience and relationships in Hawai‘i, the Company seeks to create places that enhance the lives of Hawai‘i residents and to provide venues and opportunities that enable its tenants to thrive. Income from this segment is principally generated by owning, operating, and leasing real estate assets.
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
Financial results - First quarter of 2025 compared with 2024

(amounts in thousands, except percentage and per share data; unaudited)	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$	%
Operating revenue	$53,738	$61,202	$(7,464)	(12.2)%
Cost of operations	(27,063)	(30,203)	3,140	10.4%
Selling, general, and administrative	(6,990)	(7,239)	249	3.4%
Gain (loss) on commercial real estate transactions	4,103	—	4,103	NM
Gain (loss) on disposal of assets, net	193	23	170	7X
Operating income (loss)	23,981	23,783	198	0.8%
Income (loss) related to joint ventures	3,025	698	2,327	3X
Interest and other income (expense), net	51	1,267	(1,216)	(96.0)%
Interest expense	(5,802)	(5,510)	(292)	(5.3)%
Income tax benefit (expense)	39	—	39	NM
Income (loss) from continuing operations	21,294	20,238	1,056	5.2%
Income (loss) from discontinued operations (net of income taxes)	139	(256)	395	NM
Net income (loss)	$21,433	$19,982	1,451	7.3%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.29	$0.28	$0.01	3.6%
Basic earnings (loss) per share - discontinued operations	—	—	—	—%
	$0.29	$0.28	$0.01	3.6%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.29	$0.28	$0.01	3.6%
Diluted earnings (loss) per share - discontinued operations	—	—	—	—%
	$0.29	$0.28	$0.01	3.6%

Continuing operations available to A&B common shareholders	$21,294	$20,230	$1,064	5.3%
Discontinued operations available to A&B common shareholders	139	(256)	395	NM
Net income (loss) available to A&B common shareholders	$21,433	$19,974	$1,459	7.3%

Funds From Operations ("FFO")[1]	$26,346	$29,205	$(2,859)	(9.8)%
Adjusted FFO[1]	$22,286	$25,530	$(3,244)	(12.7)%

FFO per diluted share	$0.36	$0.40	$(0.04)	(10.0)%
Weighted average diluted shares outstanding (FFO/Adjusted FFO)[2]	72,820	72,666

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 30.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Adjusted FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue during the first quarter ended March 31, 2025, decreased 12.2%, or $7.5 million, to $53.7 million, due primarily to lower revenues from the Land Operations segment's land sales, partially offset by higher revenue from the Commercial Real Estate segment.

Cost of operations during the first quarter ended March 31, 2025, decreased 10.4%, or $3.1 million, to $27.1 million, due primarily to the Land Operations segment's lower cost of sales associated with land sales.
Gain (loss) on commercial real estate transactions of $4.1 million during the first quarter ended March 31, 2025, is related to a ground lease agreement that the Company entered into during the current quarter for a 4.7-acre land parcel located within Maui Business Park, which met the criteria for classification as a sales-type lease. Accordingly, the Company derecognized the land and recognized $4.1 million in selling profit from sales-type leases.
Income (loss) related to joint ventures during the first quarter ended March 31, 2025, increased $2.3 million, to $3.0 million, due primarily to income from a legacy real estate joint venture related to a release of reserves held at the joint venture and higher earnings from the Company's unconsolidated investment in a materials company.
Interest and other income (expense), net during the first quarter ended March 31, 2025, decreased $1.2 million, to $0.1 million due primarily to a gain on the fair value adjustment for two forward interest rate swaps, partially offset by a one-time financing charge, in the first quarter of 2024.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - First quarter of 2025 compared with 2024
Results of operations for the first quarter ended March 31, 2025 and 2024, were as follows:

(amounts in thousands, except percentage data; unaudited)	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$	%
Commercial Real Estate operating revenue	$51,043	$48,888	$2,155	4.4%
Commercial Real Estate operating costs and expenses	(26,169)	(25,416)	(753)	(3.0)%
Selling, general, and administrative	(1,456)	(1,556)	100	6.4%
Intersegment operating revenue[1]	—	6	(6)	(100.0)%
Interest and other income (expense), net	8	59	(51)	(86.4)%
Commercial Real Estate operating profit (loss)	$23,426	$21,981	$1,445	6.6%

Net Operating Income ("NOI")[2]	$33,228	$31,764	$1,464	4.6%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$32,389	$31,090	$1,299	4.2%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3,974	3,932	42	1%

[1] Intersegment operating revenue for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 30.
Commercial Real Estate operating revenue increased 4.4% or $2.2 million, to $51.0 million for the first quarter ended March 31, 2025, as compared to the first quarter ended March 31, 2024. Operating profit increased 6.6%, or $1.4 million, to $23.4 million for the first quarter ended March 31, 2025, as compared to the first quarter ended March 31, 2024. The increase in operating revenue and operating profit from the prior year period was primarily driven by higher rental and recovery revenue, partially offset by higher property operating costs.
Commercial Real Estate portfolio additions, transfers, and dispositions
During the three months ended March 31, 2025, the Company's transfers of commercial real estate properties were as follows (dollars in millions):

Transfers In
Property	Location	Date (Month/Year)	Purchase Price	GLA (SF)
Maui Business Park - 4.7-acre parcel subject to ground lease	Maui	03/2025	N/A1	N/A2
[1] Represents an intercompany transaction. Land and land improvements transferred from Land Operations segment. During the three months ended March 31, 2025, the Company entered into a ground lease agreement for the transferred land, and the agreement was determined to meet the classification as a sales-type lease.

[2] Transfer of land and land improvements only.
The Company made no acquisitions nor dispositions of CRE improved properties or ground lease interests in land during the three months ended March 31, 2025.

Leasing activity
During the first quarter ended March 31, 2025, the Company signed 10 new leases and 32 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 236,800 square feet of GLA. The 10 new leases consist of 78,200 square feet with an average annual base rent of $16.34 per-square-foot. Of the 10 new leases, 6 leases with a total GLA of 14,500 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 6 leases, resulted in an 34.6% average base rent increase over comparable expiring leases. The 32 renewal leases consist of 158,600 square feet with an average annual base rent of $27.58 per square foot. Of the 32 renewal leases, 27 leases with a total GLA of 87,900 square feet were considered comparable and resulted in an 6.4% average base rent increase over comparable expiring leases. The Company signed one new ground lease during the first quarter ended March 31, 2025, which met the criteria for classification as a sales-type lease.
Leasing activity summarized by asset class for the three months ended March 31, 2025, were as follows:

	Three Months Ended March 31, 2025
	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]
Retail	27	58,435	$45.80	11.1%
Industrial	12	174,698	$16.36	9.5%
Office	3	3,645	$32.12	—%
Subtotal - Improved properties	42	236,778	$23.86	10.2%
Ground[5]	1	N/A1	$0.7	N/A
[1] Not applicable for ground leases as such leases would not be comparable from a GLA (SF) perspective
[2]Annualized Base Rent ("ABR") is the first month's contractual base rent multiplied by 12. Base rent is presented without consideration of percentage rent that may, in some cases, be significant.
[3] Rent spread is calculated for comparable leases, a subset of the total population of leases for the period presented (described above).
4 ABR, in millions, is presented for ground leases.
[5] During the three months ended March 31, 2025, the Company entered into a non-comparable ground lease for a 4.7-acre land parcel located within Maui Business Park. As rent has not yet commenced for the lease, the ABR presented is the expected economic ABR.

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

	As of	As of	Basis Point Change
	March 31, 2025	March 31, 2024
Leased Occupancy	95.4%	94.0%	140
Physical Occupancy	95.2%	93.5%	170
Economic Occupancy	93.9%	92.3%	160

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of March 31, 2025 and 2024, were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	March 31, 2025	March 31, 2024
Retail	95.2%	93.2%	200
Industrial	97.3%	96.8%	50
Office	79.5%	83.9%	(440)
Total Leased Occupancy	95.4%	94.0%	140

Economic Occupancy
	As of	As of	Basis Point Change
	March 31, 2025	March 31, 2024
Retail	93.2%	91.2%	200
Industrial	97.1%	95.7%	140
Office	76.2%	83.3%	(710)
Total Economic Occupancy	93.9%	92.3%	160

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	March 31, 2025	March 31, 2024
Retail	95.4%	94.7%	70
Industrial	97.5%	96.9%	60
Office	96.2%	94.4%	180
Total Same-Store Leased Occupancy	96.1%	95.4%	70

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	March 31, 2025	March 31, 2024
Retail	93.4%	92.6%	80
Industrial	97.2%	95.7%	150
Office	96.2%	94.4%	180
Total Same-Store Economic Occupancy	94.7%	93.7%	100
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

Financial results - First quarter of 2025 compared with 2024
Results of operations for the first quarter ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
(amounts in thousands; unaudited)	2025	2024
Development sales revenue	$—	$2,455
Unimproved/other property sales revenue	2,533	9,625
Other operating revenue[1]	162	234
Total Land Operations operating revenue	2,695	12,314
Land Operations operating costs and expenses[2]	(894)	(4,799)
Selling, general, and administrative	(227)	(320)
Gain (loss) from disposals, net	218	23
Earnings (loss) from joint ventures	3,025	698
Interest and other income (expense), net	33	15
Total Land Operations operating profit (loss)	$4,850	$7,931

[1] Other operating revenue includes revenue related to licensing and leasing of legacy agricultural lands during the three months ended March 31, 2025 and 2024.
[2] Includes intersegment operating charges for Land Operations that are primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
First quarter of 2025: Land Operations operating revenue of $2.7 million and operating costs and expenses of $0.9 million during the first quarter ended March 31, 2025, are primarily related to unimproved and other land sales on the island of Maui.
Land Operations operating profit of $4.9 million for the three months ended March 31, 2025, is primarily composed of the margins from unimproved land sales, as well as equity earnings from joint ventures of $3.0 million primarily related to income from a legacy real estate joint venture related to a release of reserves held at the joint venture and higher earnings from the Company's unconsolidated investment in a materials company.
First quarter of 2024: Land Operations operating revenue of $12.3 million and operating costs and expenses of $4.8 million during the first quarter ended March 31, 2024, is primarily related to the sales of unimproved land on the islands of Maui and Kauai, as well as the sales of two development parcels at Maui Business Park.
Land Operations operating profit of $7.9 million for the three months ended March 31, 2024, is primarily composed of the margins from unimproved and development land sales and equity earnings from joint ventures of $0.7 million primarily related to the Company's unconsolidated investment in a materials company.
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

Funds from Operations and Adjusted Funds From Operations

Funds from operations (“FFO”) is a widely used supplemental non-GAAP financial measure of REITs' operating performance. FFO is computed in accordance with standards established by the National Association of Real Estate Investment Trusts (“Nareit”) and is calculated as follows: net income (loss) available to A&B common shareholders (calculated in accordance with GAAP), excluding (1) depreciation and amortization related to real estate, (2) gains and losses from the sale of certain real estate assets and selling profit or loss recognized on sales-type leases, (3) gains and losses from change in control, (4) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and (5) income (loss) from discontinued operations related to legacy business operations.

FFO serves as a supplemental measure to net income calculated in accordance with GAAP and management believes is useful for comparing the Company’s performance and operations to those of other REITs because it excludes items included in net income that do not relate to or are not indicative of its operating and financial performance, such as depreciation and amortization related to real estate, which assumes that the value of real estate assets diminishes predictably over time instead of fluctuating with market conditions, and items that can make periodic or peer analysis more difficult, such as gains and losses from the sale of CRE properties, impairment losses related to CRE properties, and income (loss) from discontinued operations. Management believes that FFO more accurately provides an investor an indication of the Company’s ability to incur and service debt, make capital expenditures and fund other needs.
Adjusted FFO is a widely recognized supplemental non-GAAP measure of REIT’s operating performance. Adjusted FFO is calculated by excluding from FFO certain items not related to ongoing property operations including share-based compensation, straight-line lease adjustments and other non-cash adjustments, such as amortization of market lease adjustments, non-cash income related to sales-type leases, debt premium or discount and deferred financing cost amortization, maintenance capital expenditures, leasing commissions, provision for current expected credit losses and other non-comparable and non-operating items, including certain gains, losses, income, and expenses related to the Company’s legacy business operations and assets.

Adjusted FFO serves as a supplemental measure to net income calculated in accordance with GAAP and management believes may be more useful than FFO in evaluating the operating performance of the Company’s properties over the long term because it excludes from FFO the effects of certain items that do not relate to or are not indicative of the Company’s ongoing property operations, and by enhancing comparability to other REITs by enabling investors and analysts to assess property operating performance in comparison to other real estate companies.

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

The Company reconciles FFO and Adjusted FFO to the most directly-comparable GAAP measure, Net Income (Loss) available to A&B common shareholders. The Company's FFO and Adjusted FFO may not be comparable to such metrics reported by other REITs due to possible differences in the interpretation of the current Nareit definition used by such REITs.

Reconciliations of net income (loss) available to A&B common shareholders to FFO and Adjusted FFO for the three months ended March 31, 2025 and 2024, are as follows (in thousands):

	2025	2024
Net income (loss) available to A&B common shareholders	$21,433	$19,974
Depreciation and amortization of commercial real estate properties	9,155	8,975
Gain on commercial real estate transactions[1]	(4,103)	—
(Income) loss from discontinued operations, net of income taxes	(139)	256
FFO	26,346	29,205
Add (deduct) Adjusted FFO defined adjustments
Provision for (reversal of) current expected credit losses	17	—
Legacy joint venture (income) loss[2]	(3,243)	(698)
(Gain) loss on fair value adjustments related to interest rate swaps	—	(3,675)
Non-recurring financing-related charges	—	2,350
Amortization of share-based compensation	1,370	1,126
Maintenance capital expenditures[3]	(2,076)	(2,018)
Leasing commissions paid	(216)	(315)
Sales-type lease adjustments	(67)	—
Straight-line lease adjustments	(226)	(592)
Amortization of net debt premiums or discounts and deferred financing costs	424	243
Favorable (unfavorable) lease amortization	(43)	(96)
Adjusted FFO	$22,286	$25,530

[1] Includes selling profits from a sales-type lease.
[2] Includes joint ventures engaged in legacy business activities within the Land Operations segment.
[3] Includes ongoing maintenance capital expenditures only.

Net Operating Income and Same-Store Net Operating Income

NOI is a non-GAAP measure used internally in evaluating the unlevered performance of the Company's Commercial Real Estate portfolio. Management believes NOI provides useful information to investors regarding the Company's financial condition and results of operations because it reflects only the contract-based income that is realizable (i.e., assuming collectability is deemed probable) and direct property-related expenses paid or payable in cash that are incurred at the property level, as well as trends in occupancy rates, rental rates and operating costs. When compared across periods, NOI can be used to determine trends in earnings of the Company's properties as this measure is not affected by non-contract-based revenue (e.g., straight-line lease adjustments required under GAAP and amortization of lease incentives and favorable/unfavorable lease assets/liabilities); by non-cash expense recognition items (e.g., the impact of depreciation related to capitalized costs for improved properties and building/tenant space improvements, amortization of leasing commissions, or impairments); by non-cash income related to sales-type leases; or by other income, expenses, gains, or losses that do not directly relate to the Company's ownership and operations of the properties (e.g., indirect selling, general, administrative and other expenses, as well as lease termination income and interest and other income (expense), net). Management believes the exclusion of these items from Commercial Real Estate operating profit (loss) is useful because it provides a performance measure of the revenue and expenses directly involved in owning and operation real estate assets. NOI should not be viewed as a substitute for, or superior to, financial measures calculated in accordance with GAAP.
NOI represents total Commercial Real Estate contract-based operating revenue that is realizable (i.e., assuming collectability is deemed probable) less the direct property-related operating expenses paid or payable in cash. The calculation of NOI excludes the impact of depreciation and amortization (e.g., depreciation related to capitalized costs for improved properties, other capital expenditures for building/area improvements and tenant space improvements, as well as amortization of leasing commissions); straight-line lease adjustments (including amortization of lease incentives); non-cash income related to sales-type leases; amortization of favorable/unfavorable lease assets/liabilities; lease termination income; interest and other income (expense), net; selling, general, administrative and other income and expenses (not directly associated with the property); and impairment of commercial real estate assets.
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
To emphasize, the Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies. Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three months ended March 31, 2025 and 2024, are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
CRE Operating Profit	$23,426	$21,981
Depreciation and amortization	9,158	8,975
Straight-line lease adjustments	(226)	(592)
Favorable/(unfavorable) lease amortization	(43)	(96)
Sales-type lease adjustments	(50)	—
Termination fees and other	(482)	(1)
Interest and other income (expense), net	(8)	(59)
Selling, general, and administrative	1,453	1,556
NOI	33,228	31,764
Less: NOI from acquisitions, dispositions, and other adjustments	(839)	(674)
Same-Store NOI	$32,389	$31,090

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from March 31, 2025) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures (including recent commercial real estate acquisitions and real estate developments); shareholder distributions; and working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of March 31, 2025, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
As of March 31, 2025, after the effects of interest rate swaps, the Company had $440.2 million of fixed-rate debt and $13.0 million of variable-rate debt with a total weighted average interest rate of 4.62%. Of the total debt amount of $453.2 million, $26.5 million will become due in the next twelve months. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would have little impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; borrowing capacity under its revolving credit facility; and proceeds from debt financings will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from March 31, 2025) and long-term (i.e., beyond the next twelve months).
Known contractual obligations
A description of material contractual commitments is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2024 Form 10-K, and relates to the Company's Notes payable and other debt and Accrued post-retirement benefits. In addition, a description of other material cash requirements, including capital expenditures, is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of the 2024 Form 10-K, and includes contractual interest payments for Notes payable and other debt as well as amounts to be spent on contractual commitments related to development projects and building and tenant improvements.
As of March 31, 2025, there were no material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2024. Refer to Note 5 – Notes Payable and Other Debt in this report for further discussion.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2024 Form 10-K. As of March 31, 2025, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2024. Refer to Note 7 – Commitments and Contingencies in this report for further discussion.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been operating cash flows from continuing operations. For the three months ended March 31, 2025, operating cash flows from continuing operations of $25.9 million was primarily driven by cash generated by the Commercial Real Estate segment (the Company's core business) and cash proceeds from unimproved land sales in the Land Operations segment. The Company's operating cash flows from continuing operations for the three months ended March 31, 2025, represents an increase of $9.4 million from $16.5 million for the three months ended March 31, 2024, due primarily to an increase in cash generated by the Company's Commercial Real Estate operations and operating cash distributions from joint ventures during the three months ended March 31, 2025, compounded by higher cash paid for interest and the payment of a one-time financing charge and certain post retirement benefits during the three months ended March 31, 2024. Total cash flows in future periods may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining legacy assets as part of the Company's continued execution on its simplification strategy and development property sales.
The Company's other primary sources of liquidity include its cash on-hand of $16.9 million as of March 31, 2025, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from March 31, 2025), as well as long-term basis. With respect to the $450.0 million A&B Revolver available for general A&B purposes, as of March 31, 2025, the Company had $143.0 million of borrowings outstanding, no letters of credit issued against, and $307.0 million of available capacity.
On August 13, 2024, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $200.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of March 31, 2025, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash used in investing activities for continuing operations was $0.8 million for the three months ended March 31, 2025, as compared to $3.7 million for the three months ended March 31, 2024. Cash used in investing activities for continuing operations during the three months ended March 31, 2025, was primarily driven by capital expenditures of $4.2 million partially offset by the collection of a note receivables related to a prior year commercial real estate property disposal. Net cash used in investing activities for continuing operations during the three months ended March 31, 2024, was primarily driven by capital expenditures of $3.7 million.
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

Capital expenditures for the respective periods for all segments were as follows (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2025	2024
Capital expenditures for real estate
Ongoing maintenance capital expenditures
Building/area improvements	$819	$1,164
Tenant space improvements	1,257	854
Total ongoing maintenance capital expenditures for real estate	2,076	2,018
Discretionary capital expenditures
Development and redevelopment[1]	1,048	1,022
Tenant space improvements - nonrecurring	111	—
Total discretionary capital expenditures for real estate	1,159	1,022
Capitalized indirect costs	818	666
Total capital expenditures for real estate[1]	4,053	3,706
Corporate and other capital expenditures	116	40
Total Capital Expenditures[1]	$4,169	$3,746
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Cash used in financing activities for continuing operations was $41.3 million for the three months ended March 31, 2025, as compared to $25.2 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company's net cash outlays related to financing activities were primarily due to cash dividend payments totaling $16.5 million, repayments of secured and unsecured notes payable and other debt of $16.6 million, and net repayment of $7.0 million on the Company's revolving credit facility. During the three months ended March 31, 2024, the Company's net cash outlays related to financing activities were due primarily to cash dividend payments totaling $16.4 million and repayments of secured and unsecured notes payable and other debt of $15.4 million, partially offset by net borrowings of $9.0 million on the Company's revolving credit facility.
The Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock between January 1, 2024 and December 31, 2025. During the three months ended March 31, 2025, the Company did not repurchase any shares of its common stock.
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
During the three months ended March 31, 2025, the Company completed one transaction that gave rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. As of March 31, 2025, $0.5 million from tax-deferred sales or involuntary conversions were available for use and had not yet been reinvested under §1031 or §1033 of the Code.

Trends, events and uncertainties
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including market volatility, supply chain and labor constraints, inflationary pressures, trade disputes, such as the imposition of new or increased sanctions or tariffs, changes in the local or global tourism industry, war, natural disasters or effects of climate change, or a prolonged economic downturn could adversely affect our business. The impact of an elevated federal funds rate for a prolonged period, has resulted in a tightening of credit and contributed to volatility in the banking, technology, and housing industries. The ultimate extent of the impact that these trends and events will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and discretionary and non-discretionary spending, all of which are highly uncertain and cannot be reasonably predicted.
Other Matters
Critical accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of the Company's financial statements were described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2024 Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes in the quantitative and qualitative disclosures about market risk since December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.
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
During the quarter ended March 31, 2025, the Company repurchased no shares of its common stock. As of March 31, 2025, $100 million remains available under the stock repurchase program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the quarter ended March 31, 2025.

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
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interest for the three months ended March 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

April 25, 2025	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Executive Vice President, Chief Financial Officer and Treasurer

April 25, 2025	By: /s/ Anthony J. Tommasino
Anthony J. Tommasino
Vice President and Controller