Form 10-Q
period 2025-06-30
Alexander & Baldwin, Inc.
filed 2025-07-25
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of June 30, 2025: 72,753,270

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands; unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Real estate investments
Real estate property	$1,682,017	$1,670,879
Accumulated depreciation	(271,006)	(255,641)
Real estate property, net	1,411,011	1,415,238
Real estate developments	41,506	46,423
Investments in sales-type leases, net of allowances (credit losses) of $18 as of June 30, 2025	9,421	—
Investments in real estate joint ventures and partnerships	5,907	5,907
Real estate intangible assets, net	28,427	31,176
Real estate investments, net	1,496,272	1,498,744
Cash and cash equivalents	8,579	33,436
Restricted cash	1,518	236
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $1,727 and $1,701 as of June 30, 2025 and December 31, 2024, respectively	4,097	3,697
Goodwill	8,729	8,729
Other receivables, net of allowances (credit losses) of $2,208 and $2,393 as of June 30, 2025 and December 31, 2024, respectively	8,725	16,696
Prepaid expenses and other assets	114,453	108,894
Total assets	$1,642,373	$1,670,432

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$450,297	$474,837
Accounts payable	6,600	4,529
Accrued post-retirement benefits	7,482	7,582
Refund liability	45,300	—
Deferred revenue	10,245	72,462
Accrued and other liabilities	109,417	107,479
Total liabilities	629,341	666,889
Commitments and Contingencies (Note 7)
Equity:
Common stock - no par value; authorized, 225,000,000 shares; outstanding 72,753,270 and 72,633,866 shares at June 30, 2025 and December 31, 2024, respectively	1,813,100	1,811,582
Accumulated other comprehensive income (loss)	504	6,134
Distributions in excess of accumulated earnings	(800,572)	(814,173)
Total shareholders' equity	1,013,032	1,003,543
Total liabilities and equity	$1,642,373	$1,670,432
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenue:
Commercial Real Estate	$50,731	$49,208	$101,774	$98,096
Land Operations	971	1,839	3,666	14,153
Total operating revenue	51,702	51,047	105,440	112,249
Operating Costs and Expenses:
Cost of Commercial Real Estate	26,932	25,134	53,101	50,550
Cost of Land Operations	1,181	4,552	2,075	9,339
Selling, general and administrative	7,014	7,252	14,004	14,491
Total operating costs and expenses	35,127	36,938	69,180	74,380
Gain (loss) on commercial real estate transactions	—	—	4,103	—
Gain (loss) on disposal of assets and settlements, net	11,563	2,125	11,756	2,148
Total gain (loss) on commercial real estate transactions and disposal of assets and settlements, net	11,563	2,125	15,859	2,148
Operating Income (Loss)	28,138	16,234	52,119	40,017
Other Income and (Expenses):
Income (loss) related to joint ventures	2,589	996	5,614	1,694
Interest and other income (expense), net	220	531	271	1,798
Interest expense	(5,856)	(5,929)	(11,658)	(11,439)
Income (Loss) from Continuing Operations Before Income Taxes	25,091	11,832	46,346	32,070
Income tax benefit (expense)	60	(99)	99	(99)
Income (Loss) from Continuing Operations	25,151	11,733	46,445	31,971
Income (loss) from discontinued operations, net of income taxes	(23)	(2,625)	116	(2,881)
Net Income (Loss)	$25,128	$9,108	$46,561	$29,090

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.35	$0.16	$0.64	$0.44
Discontinued operations available to A&B shareholders	—	(0.03)	—	(0.04)
Net income (loss) available to A&B shareholders	$0.35	$0.13	$0.64	$0.40

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.35	$0.16	$0.64	$0.44
Discontinued operations available to A&B shareholders	—	(0.03)	—	(0.04)
Net income (loss) available to A&B shareholders	$0.35	$0.13	$0.64	$0.40

Weighted-Average Number of Shares Outstanding:
Basic	72,743	72,615	72,713	72,580
Diluted	72,868	72,692	72,842	72,674

Amounts Available to A&B Common Shareholders:
Continuing operations available to A&B common shareholders	$25,151	$11,729	$46,445	$31,959
Discontinued operations available to A&B common shareholders	(23)	(2,625)	116	(2,881)
Net income (loss) available to A&B common shareholders	$25,128	$9,104	$46,561	$29,078

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss)	$25,128	$9,108	$46,561	$29,090
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	(1,472)	1,698	(4,555)	2,900
Reclassification adjustment to interest expense included in Net Income (Loss)	(530)	(469)	(1,075)	(942)
Other comprehensive income (loss), net of tax	(2,002)	1,229	(5,630)	1,958
Comprehensive Income (Loss)	$23,126	$10,337	$40,931	$31,048
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands; unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$46,561	$29,090
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss (income) from discontinued operations	(116)	2,881
Depreciation and amortization	19,268	17,979
Provision for (reversal of) credit losses	18	—
(Gain) loss on commercial real estate transactions	(4,103)	—
(Gain) loss on disposal of assets and settlements, net	(11,756)	(2,148)
(Gain) loss on de-designated interest rate swap valuation adjustment	—	(3,675)
Share-based compensation expense	2,737	2,388
Loss (income) related to joint ventures, net of operating cash distributions	(3,614)	(934)
Changes in operating assets and liabilities:
Trade and other receivables	393	(834)
Prepaid expenses and other assets	2,629	1,299
Development/other property inventory	6,890	(675)
Accrued post-retirement benefits	(100)	(1,756)
Accounts payable	458	(983)
Refund liability	(10,000)	—
Accrued and other liabilities	(6,770)	(3,023)
Operating cash flows from continuing operations	42,495	39,609
Operating cash flows from discontinued operations	(3)	(1,244)
Net cash provided by (used in) operations	42,492	38,365
Cash Flows from Investing Activities:
Capital expenditures for property, plant and equipment	(8,883)	(8,011)
Proceeds from disposal of assets	3,404	41
Payments for purchases of investments in affiliates and other investments	(149)	(124)
Distributions of capital and other receipts from investments in affiliates and other investments	—	1
Investing cash flows from continuing operations	(5,628)	(8,093)
Investing cash flows from discontinued operations	—	15,000
Net cash provided by (used in) investing activities	(5,628)	6,907
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	—	60,000
Payments of notes payable and other debt and deferred financing costs	(27,122)	(74,303)
Borrowings (payments) on line-of-credit agreement, net	1,000	20,000
Cash dividends paid	(32,941)	(32,631)
Repurchases of common stock and other payments	(1,376)	(2,332)
Financing cash flows from continuing operations	(60,439)	(29,266)
Net cash provided by (used in) financing activities	(60,439)	(29,266)

Cash, Cash Equivalents, and Restricted Cash
Net increase (decrease) in cash, cash equivalents, and restricted cash	(23,575)	16,006
Balance, beginning of period	33,672	13,753
Balance, end of period	$10,097	$29,759

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands; unaudited)

	Six Months Ended June 30,
	2025	2024
Other Cash Flow Information:
Interest paid, net of capitalized interest, for continuing operations	$11,125	$10,447
Income tax payments/(refunds), net	$24	$4

Noncash Investing and Financing Activities from continuing operations:
Capital expenditures included in accounts payable and accrued and other liabilities	$3,746	$2,555
Operating lease liabilities arising from obtaining ROU assets	$15,202	$—
Finance lease liabilities arising from obtaining ROU assets	$1,547	$—
Dividends declared but unpaid at end of period	$17,040	$16,670
Increase (decrease) in other receivables from investments in affiliates	$3,368	$—

Reconciliation of cash, cash equivalents, and restricted cash
Beginning of the period:
Cash and cash equivalents	$33,436	$13,517
Restricted cash	236	236
Cash, cash equivalents, and restricted cash	$33,672	$13,753

End of the period:
Cash and cash equivalents	$8,579	$29,523
Restricted cash	1,518	236
Cash, cash equivalents, and restricted cash	$10,097	$29,759

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2025 and 2024
(amounts in thousands, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total

	Shares	Stated Value
Balance, April 1, 2024	72,592	$1,808,009	$3,979	$(805,662)	$1,006,326
Net income (loss)	—	—	—	9,108	9,108
Other comprehensive income (loss), net of tax	—	—	1,229	—	1,229
Dividend on common stock ($0.2225 per share)	—	—	—	(16,353)	(16,353)
Share-based compensation	—	1,262	—	—	1,262
Shares issued (repurchased), net	30	—	—	—	—
Balance, June 30, 2024	72,622	$1,809,271	$5,208	$(812,907)	$1,001,572

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total

	Shares	Stated Value
Balance, April 1, 2025	72,712	$1,811,826	$2,506	$(809,189)	$1,005,143
Net income (loss)	—	—	—	25,128	25,128
Other comprehensive income (loss), net of tax	—	—	(2,002)	—	(2,002)
Dividend on common stock ($0.2250 per share)	—	—	—	(16,511)	(16,511)
Share-based compensation	—	1,367	—	—	1,367
Shares issued (repurchased), net	41	(93)	—	—	(93)
Balance, June 30, 2025	72,753	$1,813,100	$504	$(800,572)	$1,013,032
See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2025 and 2024
(amounts in thousands, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total

	Shares	Stated Value
Balance, January 1, 2024	72,448	$1,809,095	$3,250	$(809,334)	$1,003,011
Net income (loss)	—	—	—	29,090	29,090
Other comprehensive income (loss), net of tax	—	—	1,958	—	1,958
Dividend on common stock ($0.445 per share)	—	—	—	(32,543)	(32,543)
Share-based compensation	—	2,388	—	—	2,388
Shares issued (repurchased), net	174	(2,212)	—	(120)	(2,332)
Balance, June 30, 2024	72,622	$1,809,271	$5,208	$(812,907)	$1,001,572

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total

	Shares	Stated Value
Balance, January 1, 2025	72,634	$1,811,582	$6,134	$(814,173)	$1,003,543
Net income (loss)	—	—	—	46,561	46,561
Other comprehensive income (loss), net of tax	—	—	(5,630)	—	(5,630)
Dividend on common stock ($0.450 per share)	—	—	—	(32,949)	(32,949)
Share-based compensation	—	2,737	—	—	2,737
Shares issued (repurchased), net	119	(1,219)	—	(11)	(1,230)
Balance, June 30, 2025	72,753	$1,813,100	$504	$(800,572)	$1,013,032
See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. The Company operates in two segments: Commercial Real Estate ("CRE") and Land Operations. As of June 30, 2025, the Company's commercial real estate portfolio resides entirely in Hawai‘i and consists of 21 retail centers, 14 industrial assets and four office properties, representing a total of four million square feet of gross leasable area ("GLA"), as well as 146 acres of commercial land, of which substantially all is leased pursuant to urban ground leases. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
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
2.    Significant Accounting Policies
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2024 Form 10-K. Updates to the Company's significant accounting policies are included herein as a result of the Company's investments in sales-type leases during the six months ended June 30, 2025.
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
Interest and other income (expense), net
Interest and other income (expense), net for the three and six months ended June 30, 2025 and 2024, included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$315	$512	$466	$743
Post-retirement benefit (expense)	(103)	(106)	(205)	(213)
Gain (loss) on fair value adjustments related to interest rate swaps	—	—	—	3,675
Financing charges	—	—	—	(2,350)
Other income (expense), net	8	125	10	(57)
Interest and other income (expense), net	$220	$531	$271	$1,798

3.    Investments in Affiliates
The Company's investments in affiliates principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.
Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three and six months ended June 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$38,746	$45,666	$80,868	$85,036
Operating costs and expenses	33,069	39,288	70,138	74,687
Gross Profit (Loss)	$5,677	$6,378	$10,730	$10,349
Income (Loss) from Continuing Operations[1]	$2,689	$1,751	$4,141	$1,051
Net Income (Loss)[1]	$2,689	$1,751	$4,141	$1,051

[1] Includes earnings from equity method investments held by the investee.
During the six months ended June 30, 2025 and 2024, Income (loss) related to joint ventures was $5.6 million and $1.7 million, respectively, and return on investment operating cash distributions was $2.0 million and $0.8 million, respectively.

4.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of June 30, 2025 and December 31, 2024, (in thousands):

		Fair Value Measurements at
		June 30, 2025
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$2,785	$—	$2,785	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(1,102)	$—	$(1,102)	$—

		Fair Value Measurements at
		December 31, 2024
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$7,378	$—	$7,378	$—
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
Investments in sales-type leases, net: During the six months ended June 30, 2025, the Company entered into a ground lease agreement for a 4.7-acre land parcel located within Maui Business Park, which met the criteria for classification as a sales-type lease. The net investment in sales-type lease asset was recorded at the estimated fair value at the lease commencement date. The fair value of sales-type leases are generally estimated utilizing Level 3 inputs to discount the estimated future cash flows of the lease, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, using the rate implicit in the lease.
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
The fair value of the Company's notes receivable approximated the carrying amount of $2.8 million and $13.1 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.
At June 30, 2025, the carrying amount of the Company's notes payable and other debt was $450.3 million and the corresponding fair value was $448.9 million. At December 31, 2024, the carrying amount of the Company's notes payable and other debt was $474.8 million and the corresponding fair value was $468.4 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.
5.    Notes Payable and Other Debt
As of June 30, 2025 and December 31, 2024, notes payable and other debt consisted of the following (dollars in thousands):

	Interest Rate (%)	Maturity Date		Principal Outstanding
				June 30, 2025	December 31, 2024
Secured:
Photovoltaic Financing	(1)	(1)		$5,292	$3,932
Manoa Marketplace	(2)	2029		49,942	50,877
Subtotal				$55,234	$54,809
Unsecured:
Series J Note	4.66%	2025		$—	$10,000
Series B Note	5.55%	2026		2,000	18,000
Series C Note	5.56%	2026		7,000	7,000
Series F Note	4.35%	2026		7,250	7,250
Series H Note	4.04%	2026		50,000	50,000
Series K Note	4.81%	2027		34,500	34,500
Series G Note	3.88%	2027		15,625	15,625
Series L Note	4.89%	2028		18,000	18,000
Series I Note	4.16%	2028		25,000	25,000
Term Loan 5	4.30%	2029		25,000	25,000
Series M Note	6.09%	2032		60,000	60,000
Subtotal				$244,375	$270,375
Revolving Credit Facilities:
A&B Revolver	(3)	2028	(4)	151,000	150,000
Total debt (contractual)				$450,609	$475,184
Unamortized debt issuance costs				(312)	(347)
Total debt (carrying value)				$450,297	$474,837

(1) Financing leases have a weighted average discount rate of 4.75% and maturity dates ranging from 2027 to 2030
(2) Loan has a stated interest rate of SOFR plus 1.35%. Loan is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of SOFR plus 1.05% based on a pricing grid, plus a SOFR adjustment of 0.10%. As of June 30, 2025 and December 31, 2024, $130.0 million is swapped through maturity to a 4.76% weighted average fixed rate.

(4) A&B Revolver has two six-month optional term extensions.

6.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate interest debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
As of June 30, 2025, the Company had three interest rate swap agreements, all three of which were designated as cash flow hedges. The key terms are as follows (dollars in thousands):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	June 30, 2025	June 30, 2025	December 31, 2024
Interest Rate Swap Agreements
4/7/2016	8/1/2029	3.14%	$49,942	$2,785	$4,310
5/1/2024	12/9/2031	4.88%	$57,000	$(578)	$1,254
12/9/2024	12/9/2031	4.83%	$73,000	$(524)	$1,814
The asset and liabilities related to the interest rate swaps as of June 30, 2025, are presented within Prepaid expenses and other assets and Accrued and other liabilities, respectively, in the condensed consolidated balance sheets. The assets related to the interest rate swaps as of December 31, 2024, are presented within Prepaid expenses and other assets in the condensed consolidated balance sheets. Changes in fair value of designated cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt. Changes in fair value of undesignated cash flow hedges, including de-designated hedges, are recorded in Interest and other income (expense), net.
Statement of Comprehensive Income (Loss) Derivative Instruments Impact
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Information regarding derivatives designated as hedging instruments
Amount of gain (loss) recognized in OCI on derivatives	$(1,472)	$1,698	$(4,555)	$2,900
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(530)	$(469)	$(1,075)	$(942)

As of June 30, 2025, the Company expects to reclassify $0.1 million of gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.

7.    Commitments and Contingencies
Commitments and other financial arrangements
Bonds related to the Company's real estate activities totaled $17.0 million as of June 30, 2025, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.
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
Also on remand, the Carmichael Plaintiffs sought and were granted leave to file an amended complaint asserting a claim for unjust enrichment against A&B/EMI. The plaintiffs assert that they had a superior right to the water diverted by EMI from at least 2015 until September 2021 when BLNR accepted the final environmental impact statement for the long-term water lease, and EMI lacked the authority to divert water during that time period. In December 2023, the Carmichael Plaintiffs filed their amended complaint. On February 11, 2025, the Circuit Court entered its order granting A&B/EMI’s motion for summary judgment as to the plaintiffs’ unjust enrichment claim. Final judgment was entered on February 26, 2025. On March 5, 2025, the Carmichael Plaintiffs filed a notice of appeal with the ICA challenging the grant of summary judgment as to the unjust enrichment claim. On March 28, 2025, A&B/EMI filed a notice of cross-appeal challenging the Circuit Court’s determination that the unjust enrichment claim related back to the date of the filing of the original complaint.

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
In a separate matter, on December 7, 2018, a contested case request filed by the Sierra Club (contesting the BLNR's November 2018 approval of the 2019 revocable permits) was denied by the BLNR. On January 7, 2019, the Sierra Club filed a lawsuit in the circuit court of the first circuit in Hawai‘i against the BLNR, A&B and EMI, seeking to invalidate the 2019 and 2020 holdovers of the revocable permits for, among other things, failure to perform an EA. The lawsuit also sought to enjoin A&B/EMI from diverting more than 25 million gallons a day until a permit or lease is properly issued by the BLNR, and for the imposition of certain conditions on the revocable permits by the BLNR. The count seeking to invalidate the revocable permits based on the failure to perform an EA was dismissed by the court, based on the ICA Ruling in the Initial Lawsuit. The Sierra Club’s lawsuit was amended to include a challenge to the BLNR’s renewal of the revocable permits for calendar year 2020. After a full trial on the merits held beginning in August of 2020, the court ruled, on April 6, 2021, against the Sierra Club on its lawsuit challenging the 2019 and 2020 revocable permits. On February 17, 2022, the Sierra Club filed its notice of appeal challenging the decision on the August 2020 trial. The court separately considered a lawsuit filed by the Sierra Club appealing the BLNR’s decision to deny it a contested case hearing on the 2021 revocable permits, which were granted by the BLNR on or about November 13, 2020. In that case, on May 28, 2021, the court issued an interim decision that the Sierra Club’s due process rights were violated, ordered the BLNR to hold a contested case hearing on the 2021 permits, and that the permits would be vacated. On July 30, 2021, the court modified its ruling to say that the permits would not be invalidated, but left in place pending the outcome of the contested case hearing. The contested case hearing was held by the BLNR in December 2021 to address the continuation of the revocable permits for both calendar years 2021 and 2022 and the BLNR issued a decision on June 30, 2022. On December 27, 2021, while BLNR’s decision in the contested case hearing was pending, the court further modified its ruling to allow the permits to remain in place until the earlier of May 1, 2022, the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or further order of the court. On April 26, 2022, the court orally granted an extension of the May 1, 2022 deadline to the earlier of June 15, 2022, or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022, or as may be further ordered by the court. On June 1, 2022, the court granted an extension of the June 15, 2022 deadline to the earlier of July 15, 2022 or the date on which the BLNR renders a substantive decision on the continuation of the permits for calendar year 2022 or as may be further ordered by the court. On June 30, 2022, the BLNR issued its final decision on the contested case hearing on the permits for calendar years 2021 and 2022, approving the continuation of the permits through the end of calendar year 2022. The Company and the BLNR appealed the court’s determination that the Sierra Club was entitled to a contested case hearing on the 2021 revocable permits. At the request of Sierra Club, the ICA held oral argument on the matter on December 13, 2023. On April 12, 2024, the ICA issued its opinion holding that the Sierra Club was not entitled to a contested case hearing, the circuit court erred by modifying the permits, and the Sierra Club was not entitled to attorneys’ fees and costs. The Sierra Club filed an application with the Supreme Court of Hawai’i for a writ of certiorari challenging the ICA’s opinion. On July 11, 2024, the Supreme Court of Hawai’i entered its order accepting Sierra Club's application for a writ of certiorari. The Hawaii Supreme Court held oral argument on November 21, 2024. The case is still pending. In July 2022, the Sierra Club filed a separate appeal challenging the BLNR’s June 30, 2022 decision on the contested case hearing on the permits for calendar years 2021 and 2022. On March 31, 2023, the court entered its decision on appeal, dismissing the appeal as moot. On January 29, 2024, the court entered final judgment in this case. On February 8, 2024, the Sierra Club filed a notice of appeal with the Hawaii ICA, and on December 24, 2024, the court reversed the dismissal, finding the case not moot and remanding the matter to the Circuit Court for consideration of the merits of the appeal. On February 10, 2025, the Sierra Club filed with the Hawaii Supreme Court, an application for a writ of certiorari, arguing that the ICA erred in remanding the matter back to the Circuit Court rather than deciding the merits of the appeal itself. On March 28, 2025, the Hawaii Supreme Court rejected the Sierra Club’s application.
On November 10, 2022, the BLNR voted to continue the revocable permits for calendar year 2023 and, at that same meeting, denied the Sierra Club’s oral request for a contested case hearing. The Sierra Club subsequently submitted a written request to the BLNR for a contested case hearing on the continuation of the revocable permits, which the BLNR denied on December 9, 2022. On November 29, 2022, the Sierra Club filed an appeal of the BLNR’s decisions to deny its oral request for a contested case hearing and to continue the revocable permits for 2023 and on December 15, 2022, the Sierra Club amended its appeal to also challenge the BLNR’s denial of its written request for a contested case hearing. On June 16, 2023, the Circuit Court entered its Decision on Appeal; and Interim Modification of Permits Pursuant to HRS 91-14(g) in which the court concluded that the Sierra Club was again entitled to a contested case hearing on the continuation of the revocable permits for calendar year 2023. The court also modified the BLNR’s decision to continue the revocable permits by reducing the cap to 31.5 million gallons per day. A&B/EMI filed motions to increase the modified cap and for leave to take an immediate appeal. On August 11, 2023, the court entered its order denying A&B/EMI’s motion for leave to take an immediate appeal. On September 8, 2023, the court entered its ruling denying without prejudice A&B/EMI’s motion to increase the modified cap. On August 17, 2023, Sierra Club filed its First Motion to Modify Permits, asking the court to impose conditions on the revocable permits requiring A&B/

EMI to determine the water needs of the County of Maui Fire Department and to line one reservoir, which the court granted in part, ordering the parties to meet with the County of Maui Fire Department to discuss the Department’s water needs. In January 2024, the court entered final judgment in this case. In February 2024, A&B/EMI and BLNR filed separate notices of appeal with the Hawaii Intermediate Court of Appeals. On April 30, 2025, the ICA entered its order holding that the Sierra Club was not entitled to a contested case hearing, the circuit court erred by modifying the permits, and the Sierra Club was not entitled to attorneys’ fees and costs. On June 26, 2025, the Sierra Club filed its application for a writ of certiorari with the Hawaii Supreme Court. The application is still pending.

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
In June 2025, the Company and certain of its subsidiaries entered into a termination agreement with Mahi Pono ("the Termination Agreement") and certain of its related entities that transferred the Company’s remaining 50% interest in EMI to Mahi Pono. As a result, while A&B will continue to defend against the remaining claims in the Initial Lawsuit, the Company will no longer be responsible for defending the remaining claims in the other ongoing cases identified above.
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

8.    Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 9 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Commercial Real Estate	$50,731	$49,208	$101,774	$98,096
Land Operations:
Development sales revenue	—	1,681	—	4,136
Unimproved/other property sales revenue	825	—	3,358	9,625
Other operating revenue	146	158	308	392
Land Operations	971	1,839	3,666	14,153
Total revenues	$51,702	$51,047	$105,440	$112,249

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable	$5,824	$5,398
Allowances (credit losses and doubtful accounts)	(1,727)	(1,701)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$4,097	$3,697

Variable consideration[1]	$—	$62,000
Prepaid rent	5,988	6,077
Other deferred revenue	4,257	4,385
Deferred revenue	$10,245	$72,462

[1] Variable consideration deferred as of December 31, 2024, related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

On June 17, 2025, the Company and Mahi Pono entered into the Termination Agreement in which both parties mutually agreed to generally terminate the remaining rights and performance obligations related to a 2018 sale of approximately 41,000 acres of agricultural land on Maui, including $62.0 million in variable consideration related to certain performance obligations involving water leases with the State of Hawai`i (refer to Note 7 – Commitments and Contingencies for further discussion) and $7.7 million in other liabilities. Additionally, under the Termination Agreement, the Company transferred its 50% ownership interest in East Maui Irrigation Company, LLC and forwent the receipt of payment of $2.7 million. As a result, the Company became obligated to pay $55.3 million to Mahi Pono in installments over a period of four years with $10.0 million paid upon execution of the Agreement, $12.65 million payable on each of the first and second anniversaries of the Agreement, and $10.0 million payable on each of the third and fourth anniversaries of the Agreement.
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, the Agreement reflects a contract modification that reduced the scope of the original 2018 contract but did not result in the addition of any distinct goods or services. As there were no remaining goods or services to be provided subsequent to the termination and the variable consideration was refundable, the Company derecognized the $62.0 million variable consideration in Deferred revenue, $7.7 million in Accrued and other liabilities and $2.7 million in Prepaid expenses and other assets, and established a refund liability of $55.3 million. As of June 30, 2025, the remaining refund liability was $45.3 million.

For the three and six months ended June 30, 2025, the Company recognized less than $0.1 million in revenue related to the Company's other deferred revenue reported as of December 31, 2024.

9.    Leases - The Company as a Lessor
The Company leases real estate property to tenants under operating leases and sales-type leases. Such activity is primarily composed of operating leases within its CRE segment.
The historical cost of, and accumulated depreciation on, leased property under operating leases as of June 30, 2025, and December 31, 2024, were as follows (in thousands):

	June 30, 2025	December 31, 2024
Leased property - real estate	$1,664,085	$1,638,098
Less: accumulated depreciation	(270,848)	(255,483)
Property under operating leases - net	$1,393,237	$1,382,615
During the six months ended June 30, 2025, the Company entered into a ground lease agreement for a 4.7-acre land parcel located within Maui Business Park. Management evaluated the agreement in accordance with ASC 842 and determined that it met the criteria for classification as a sales-type lease. Accordingly, $5.0 million of land was derecognized and the present value of the future lease payments and the initial unguaranteed residual value of $9.2 million was established as Investments in sales-type leases, net in the Company's condensed consolidated balance sheets. As a result, the Company recognized $4.1 million in selling profit from sales-type leases within Gain (loss) on commercial real estate transactions in the Company's condensed consolidated statements of operations during the six months ended June 30, 2025.
The components of the Company's investments in sales-type leases, net as of June 30, 2025 was as follows (in thousands):

June 30, 2025
Present value of lease payments	$9,425
Unguaranteed residual assets	14
Investment in sales-type leases	9,439
Less: CECL sales-type leases	(18)
Investments in sales-type leases, net	$9,421
Rental income (i.e., revenue) under operating leases and sales-type leases during the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating leases:
Lease payments	$34,105	$33,565	$68,503	$67,177
Variable lease payments	16,593	16,102	33,599	31,751
Revenues deemed uncollectible, net	(108)	(385)	(449)	(597)
Total rental income from operating leases	$50,590	$49,282	$101,653	$98,331

Sales-type leases:
Interest income	$205	$—	$272	$—
Provision for credit losses on sales-type leases	(1)	—	(18)	—
Total rental income from sales-type leases	$204	$—	$254	$—

Contractual future lease payments to be received on non-cancelable operating leases as of June 30, 2025, were as follows (in thousands):

Operating
2025	$70,100
2026	131,339
2027	121,530
2028	103,473
2029	85,375
2030	71,286
Thereafter	535,254
Total future lease payments to be received	$1,118,357
Minimum undiscounted lease payments to be received under our sales-type leases as of June 30, 2025, were as follows (in thousands):

Sales-Type
2025	$—
2026	—
2027	417
2028	725
2029	743
2030	762
Thereafter	141,291
Total future undiscounted lease payments to be received	$143,938
Less: imputed interest	(134,513)
Total present value of lease payments	$9,425
Unguaranteed residual assets	14
Total investment in sales-type leases	$9,439
10.    Leases - The Company as a Lessee
The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three and six months ended June 30, 2025 and 2024, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$568	$471	$1,191	$948
Finance lease cost:
Amortization of right-of-use assets	95	73	187	144
Interest on lease liabilities	63	47	119	95
Total lease cost - operating and finance leases	$726	$591	$1,497	$1,187

During the three months ended June 30, 2025, the Company finalized negotiations related to an existing operating ground lease involving a 10-year renewal option and a fair market rent reset effective November 1, 2024. In conjunction with the renewal, the Company recognized a right-of-use asset of $15.9 million and lease liability of $15.2 million based on the present value of lease payments over the lease term using a discount rate of 4.6% and adjusted by the amount of any prepaid or accrued lease payments to the lease. The right-of-use asset and lease liability are included within Prepaid expenses and other assets and Accrued and other liabilities, respectively, in the Company's condensed consolidated balance sheets.

11.    Share-based Payment Awards
The 2022 Omnibus Incentive Plan ("2022 Plan") allows for the granting of stock options, stock appreciation rights, stock awards, restricted stock units, dividend equivalent rights, and other awards. The shares of common stock authorized to be issued under the 2022 Plan are to be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquired, including shares purchased on the open market or private transactions.
During the six months ended June 30, 2025, the Company granted approximately 307,600 of restricted stock unit awards with a weighted average grant date fair value of $18.93. During the six months ended June 30, 2024, the Company granted approximately 353,700 of restricted stock unit awards with a weighted average grant date fair value of $17.71.
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
The Company recognizes compensation cost net of actual forfeitures of restricted stock units. A summary of compensation cost related to share-based payments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share-based expense:
Restricted stock units	$1,367	$1,262	$2,737	$2,388
12.    Income Taxes
The Company has been organized and operates in a manner that enables it to qualify, and management believes it will continue to qualify, as a REIT for federal income tax purposes.

As of June 30, 2025, tax years 2021 and later are open to audit by the tax authorities. Management believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
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

The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) from continuing operations	$25,151	$11,733	$46,445	$31,971
Distributions and allocations to participating securities	—	(4)	—	(12)
Income (loss) from continuing operations available to A&B shareholders	25,151	11,729	46,445	31,959
Income (loss) from discontinued operations	(23)	(2,625)	116	(2,881)
Net income (loss) available to A&B common shareholders	$25,128	$9,104	$46,561	$29,078
The number of shares used to compute basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Denominator for basic EPS - weighted average shares outstanding	72,743	72,615	72,713	72,580
Effect of dilutive securities:
Restricted stock unit awards	125	77	129	94
Denominator for diluted EPS - weighted average shares outstanding	72,868	72,692	72,842	72,674

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of anti-dilutive securities	100	190	83	202

14.    Accumulated Other Comprehensive Income (Loss)
For the six months ended June 30, 2025, other comprehensive income (loss) principally includes unrealized interest rate hedging gains and losses and associated reclassification adjustments to interest expense. The components of Accumulated other comprehensive income (loss), net of taxes, were as follows as of June 30, 2025, and December 31, 2024, (in thousands):

	June 30, 2025	December 31, 2024
Post-retirement plans	$382	$382
Non-qualified benefit plans	(15)	(15)
Interest rate swaps	137	5,767
Accumulated other comprehensive income (loss)	$504	$6,134

The changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2025, were as follows (in thousands, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2025	$367	$5,767	$6,134
Other comprehensive income (loss) before reclassifications, net of taxes of $0	—	(4,555)	(4,555)
Amounts reclassified from accumulated other comprehensive income (loss)[1]	—	(1,075)	(1,075)
Other comprehensive income (loss), net of taxes	—	(5,630)	(5,630)
Balance, June 30, 2025	$367	$137	$504
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
Reportable segment information for the three and six months ended June 30, 2025 and 2024, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial Real Estate
Revenue from external customers	$50,731	$49,208	$101,774	$98,096
Intersegment revenue	—	7	—	13
Total Segment revenue	50,731	49,215	101,774	98,109
Less:
Operating costs and expenses	13,082	12,766	26,457	25,348
Property taxes	3,846	3,483	7,485	7,346
Depreciation and amortization	10,007	8,890	19,165	17,865
Selling, general, and administrative	1,614	1,505	3,067	3,057
Other segment items[1]	(23)	(40)	(31)	(99)
Commercial Real Estate Segment Operating Profit	$22,205	$22,611	$45,631	$44,592

Land Operations
Revenue from external customers	$971	$1,839	$3,666	$14,153
Total Segment Revenue	971	1,839	3,666	14,153
Less:
Development cost of sales	—	1,037	—	2,526
Unimproved/other property land cost of sales	160	211	453	1,857
Other operating costs and expenses[2]	1,021	1,117	1,622	2,781
Expense (income) from changes to liabilities related to legacy operations	—	2,193	—	2,193
Selling, general, and administrative	48	318	275	638
(Gain) loss on disposal of assets and settlements, net	(11,563)	(2,125)	(11,781)	(2,148)
(Income) loss from joint ventures	(2,589)	(996)	(5,614)	(1,694)
Other segment items[3]	(12)	(84)	(45)	(99)
Land Operations Segment Operating Profit	$13,906	$168	$18,756	$8,099

Operating Profit (Loss)
Commercial Real Estate	$22,205	$22,611	$45,631	$44,592
Land Operations	13,906	168	18,756	8,099
Total Operating Profit (loss)	36,111	22,779	64,387	52,691
Gain (loss) on commercial real estate transactions	—	—	4,103	—
Interest expense	(5,856)	(5,929)	(11,658)	(11,439)
Corporate and other expense	(5,164)	(5,018)	(10,486)	(9,182)
Income (Loss) from Continuing Operations Before Income Taxes	$25,091	$11,832	$46,346	$32,070
1 Commercial Real Estate other segment items includes interest income and gain (loss) on fixed asset disposals.
2 Intersegment expenses were immaterial for the three and six months ended June 30, 2025 and 2024, and are included within other operating costs and expenses.
3 Land Operations other segment items includes interest income related to seller financing receivables from the sales of unimproved legacy property or development parcels and expenses related to non-qualified plan and other post-retirement benefits related to legacy operations.

16.    Subsequent Events

On July 22, 2025, the Company's Board of Directors declared a cash dividend of $0.225 per share on outstanding common stock, payable on October 7, 2025, to shareholders of record as of the close of business on September 12, 2025.

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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three and six months ended June 30, 2025, as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three and six months ended June 30, 2025, as compared to the corresponding period of the preceding fiscal year.
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
Financial results - Second quarter of 2025 compared with 2024

(amounts in thousands, except percentage and per share data; unaudited)	Three Months Ended June 30,		2025 vs 2024
	2025	2024	$	%
Operating revenue	$51,702	$51,047	$655	1.3%
Cost of operations	(28,113)	(29,686)	1,573	5.3%
Selling, general, and administrative	(7,014)	(7,252)	238	3.3%
Gain (loss) on disposal of assets and settlements, net	11,563	2,125	9,438	4X
Operating income (loss)	28,138	16,234	11,904	73.3%
Income (loss) related to joint ventures	2,589	996	1,593	159.9%
Interest and other income (expense), net	220	531	(311)	(58.6)%
Interest expense	(5,856)	(5,929)	73	1.2%
Income tax benefit (expense)	60	(99)	159	NM
Income (loss) from continuing operations	25,151	11,733	13,418	114.4%
Income (loss) from discontinued operations (net of income taxes)	(23)	(2,625)	2,602	99.1%
Net income (loss)	$25,128	$9,108	16,020	175.9%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.35	$0.16	$0.19	118.8%
Basic earnings (loss) per share - discontinued operations	—	(0.03)	0.03	100.0%
	$0.35	$0.13	$0.22	169.2%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.35	$0.16	$0.19	118.8%
Diluted earnings (loss) per share - discontinued operations	—	(0.03)	0.03	100.0%
	$0.35	$0.13	$0.22	169.2%

Continuing operations available to A&B common shareholders	$25,151	$11,729	$13,422	114.4%
Discontinued operations available to A&B common shareholders	(23)	(2,625)	2,602	99.1%
Net income (loss) available to A&B common shareholders	$25,128	$9,104	$16,024	176.0%

Funds From Operations ("FFO")[1]	$35,155	$20,619	$14,536	70.5%
Adjusted FFO[1]	$20,478	$16,942	$3,536	20.9%

FFO per diluted share	$0.48	$0.28	$0.20	71.4%
Weighted average diluted shares outstanding (FFO/Adjusted FFO)[2]	72,868	72,692

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Adjusted FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue during the second quarter ended June 30, 2025, increased 1.3%, or $0.7 million, to $51.7 million, due to higher revenue from the Commercial Real Estate segment, partially offset by lower revenues from the Land Operations segment's land sales.

Cost of operations during the second quarter ended June 30, 2025, decreased 5.3%, or $1.6 million, to $28.1 million, due primarily to the Land Operations segment's lower expenses related to post-close remediation work for legacy business operations and lower cost of sales associated with development and unimproved land sales, partially offset by the Commercial Real Estate segment's higher depreciation expense, mainly from accelerated depreciation that resulted from a revised economic life, and higher property taxes due to a favorable real property tax assessment in the second quarter of 2024 in the Commercial Real Estate segment.
Gain (loss) on disposal of assets and settlements, net of $11.6 million during the second quarter ended June 30, 2025, is primarily related to a contract modification that resulted in the favorable resolution of remaining rights and obligations from a prior year land sale. Gain (loss) on disposal of assets and settlements, net of $2.1 million in the second quarter of 2024 was due to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year.
Income (loss) related to joint ventures during the second quarter ended June 30, 2025, increased $1.6 million, to $2.6 million, due primarily to higher income from legacy real estate joint ventures that was driven by the release of reserves held at one of the joint ventures.
Income (loss) from discontinued operations (net of income taxes) during the three months ended June 30, 2024, of $(2.6) million primarily relates to the resolution of cessation related liabilities associated with the Company's former sugar operations that did not reoccur in the current year.

Financial results - First six months of 2025 compared with 2024

(amounts in thousands, except percentage data and per share data; unaudited)	Six Months Ended June 30,		2025 vs 2024
	2025	2024	$	%
Operating revenue	$105,440	$112,249	$(6,809)	(6.1)%
Cost of operations	(55,176)	(59,889)	4,713	7.9%
Selling, general, and administrative	(14,004)	(14,491)	487	3.4%
Gain (loss) on commercial real estate transactions	4,103	—	4,103	NM
Gain (loss) on disposal of assets and settlements, net	11,756	2,148	9,608	4X
Operating income (loss)	52,119	40,017	12,102	30.2%
Income (loss) related to joint ventures	5,614	1,694	3,920	2X
Interest and other income (expense), net	271	1,798	(1,527)	(84.9)%
Interest expense	(11,658)	(11,439)	(219)	(1.9)%
Income tax benefit (expense)	99	(99)	198	NM
Income (loss) from continuing operations	46,445	31,971	14,474	45.3%
Income (loss) from discontinued operations (net of income taxes)	116	(2,881)	2,997	NM
Net income (loss)	$46,561	$29,090	17,471	60.1%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.64	$0.44	$0.20	45.5%
Basic earnings (loss) per share - discontinued operations	—	(0.04)	0.04	100.0%
	$0.64	$0.40	$0.24	60.0%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.64	$0.44	$0.20	45.5%
Diluted earnings (loss) per share - discontinued operations	—	(0.04)	0.04	100.0%
	$0.64	$0.40	$0.24	60.0%

Continuing operations available to A&B common shareholders	$46,445	$31,959	$14,486	45.3%
Discontinued operations available to A&B common shareholders	116	(2,881)	2,997	NM
Net income (loss) available to A&B common shareholders	$46,561	$29,078	$17,483	60.1%

Funds From Operations ("FFO")[1]	$61,501	$49,824	$11,677	23.4%
Adjusted FFO[1]	$42,764	$42,472	$292	0.7%

FFO per diluted share	$0.84	$0.69	$0.15	21.7%
Weighted average diluted shares outstanding (FFO/Adjusted FFO)[2]	72,842	72,674

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Adjusted FFO.
The causes of material changes in the condensed consolidated statements of operations for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the six months ended June 30, 2025, decreased 6.1%, or $6.8 million, to $105.4 million, primarily due to lower revenues from the Land Operations segment's unimproved and development land sales, partially offset by higher revenue from the Commercial Real Estate segment.
Cost of operations for the six months ended June 30, 2025, decreased 7.9% or $4.7 million, to $55.2 million, primarily due to the Land Operations segment's lower cost of sales associated with development and unimproved land sales and lower expenses related to post-close remediation work for legacy business operations, partially offset by the Commercial Real Estate segment's higher depreciation expense, mainly from accelerated depreciation that resulted from a revised economic life, and higher property operating costs incurred in the Commercial Real Estate segment.
Gain (loss) on commercial real estate transactions of $4.1 million during the six months ended June 30, 2025, is related to a ground lease agreement that the Company entered into during the first quarter of 2025 for a 4.7-acre land parcel located within Maui Business Park, which met the criteria for classification as a sales-type lease. Accordingly, the Company derecognized the land and recognized $4.1 million in selling profit from sales-type leases.
Gain (loss) on disposal of assets and settlements, net of $11.8 million for the six months ended June 30, 2025, is primarily related to a contract modification and favorable resolution of the remaining rights and obligations from a land sale in a prior year. Gain (loss) on disposal of assets and settlements, net of $2.1 million for the six months ended June 30, 2024, was primarily related to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year.
Income (loss) related to joint ventures for the six months ended June 30, 2025, increased 2X, or $3.9 million, to $5.6 million, due primarily to higher income from legacy real estate joint ventures that was driven by the release of reserves held at one of the joint ventures and higher earnings from the Company's unconsolidated investment in a materials company.
Interest and other income (expense), net of $1.8 million for the six months ended June 30, 2024, was due primarily to a gain on the fair value adjustment for two forward interest rate swaps, partially offset by a one-time financing charge in the first quarter of 2024.
Income (loss) from discontinued operations (net of income taxes) during the six months ended June 30, 2024, of $(2.9) million primarily relates to the resolution of cessation related liabilities associated with the Company's former sugar operations that did not reoccur in the current year.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - Second quarter of 2025 compared with 2024
Results of operations for the second quarter ended June 30, 2025 and 2024, were as follows:

(amounts in thousands, except percentage data; unaudited)	Three Months Ended June 30,		2025 vs 2024
	2025	2024	$	%
Commercial Real Estate operating revenue	$50,731	$49,208	$1,523	3.1%
Commercial Real Estate operating costs and expenses	(26,932)	(25,134)	(1,798)	(7.2)%
Selling, general, and administrative	(1,617)	(1,510)	(107)	(7.1)%
Intersegment operating revenue[1]	—	7	(7)	(100.0)%
Interest and other income (expense), net	23	40	(17)	(42.5)%
Commercial Real Estate operating profit (loss)	$22,205	$22,611	$(406)	(1.8)%

Net Operating Income ("NOI")[2]	$33,620	$31,632	$1,988	6.3%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$32,732	$31,088	$1,644	5.3%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3,957	3,933	24	1%

[1] Intersegment operating revenue for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
Commercial Real Estate operating revenue increased 3.1% or $1.5 million, to $50.7 million for the second quarter ended June 30, 2025, as compared to the second quarter ended June 30, 2024. Operating profit decreased 1.8%, or $0.4 million, to $22.2 million for the second quarter ended June 30, 2025, as compared to the second quarter ended June 30, 2024. The increase in operating revenue from the prior year period was primarily related to higher rental and recovery revenue, largely driven by the acquisition of Waihona Industrial during the third quarter of 2024. The decrease in operating profit from the prior year period was primarily driven by higher depreciation expense from accelerated depreciation that resulted from a revised economic life and depreciation related to the Waihona Industrial acquisition noted above and higher property taxes due to a favorable real property tax assessment in the second quarter of 2024, partially offset by the increase in rental and recovery revenue.

Financial results - First six months of 2025 compared with 2024
Operating results for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were as follows:

	Six Months Ended June 30,		2025 vs 2024
(amounts in thousands, except percentage data; unaudited)	2025	2024	$	%
Commercial Real Estate operating revenue	$101,774	$98,096	$3,678	3.7%
Commercial Real Estate operating costs and expenses	(53,101)	(50,550)	(2,551)	(5.0)%
Selling, general, and administrative	(3,073)	(3,066)	(7)	(0.2)%
Intersegment operating revenue, net[1]	—	13	(13)	(100.0)%
Interest and other income (expense), net	31	99	(68)	(68.7)%
Commercial Real Estate operating profit (loss)	$45,631	$44,592	$1,039	2.3%

Net Operating Income ("NOI")[2]	$66,848	$63,396	$3,452	5.4%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$65,121	$62,178	$2,943	4.7%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
Commercial Real Estate operating revenue increased 3.7% or $3.7 million, to $101.8 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Operating profit increased 2.3%, or $1.0 million, to $45.6 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase in operating revenue and operating profit from the prior year was primarily due to higher rental and recovery revenue, largely driven by the acquisition of Waihona Industrial during the third quarter of 2024, partially offset by higher depreciation expense due to the acquisition of Waihona Industrial and accelerated depreciation that resulted from a revised economic life, and higher property operating costs.

Commercial Real Estate portfolio additions, transfers, and dispositions
During the six months ended June 30, 2025, the Company's transfers of commercial real estate properties were as follows (dollars in millions):

Transfers In
Property	Location	Date (Month/Year)	Purchase Price	GLA (SF)
Maui Business Park - 4.7-acre parcel subject to ground lease	Maui	03/2025	N/A1	N/A2
[1] Represents an intercompany transaction. Land and land improvements transferred from the Land Operations segment. During the six months ended June 30, 2025, the Company entered into a ground lease agreement for the transferred land, and the agreement was determined to meet the classification as a sales-type lease.

[2] Transfer of land and land improvements only.
The Company made no acquisitions nor dispositions of CRE improved properties or ground lease interests in land during the three and six months ended June 30, 2025.
Leasing activity
During the second quarter ended June 30, 2025, the Company signed 14 new leases and 38 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 183,800 square feet of GLA. The 14 new leases consist of 112,500 square feet with an average annual base rent of $27.93 per-square-foot. Of the 14 new leases, 6 leases with a total GLA of 10,400 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 6 leases, resulted in an 0.2% average base rent decrease over comparable expiring leases. The 38 renewal leases consist of 71,300 square feet with an average annual base rent of $42.03 per square foot. Of the 38 renewal leases, 32 leases with a total GLA of 62,600 square feet were considered comparable and resulted in an 7.9% average base rent increase over comparable expiring leases. The Company signed one new ground lease and one renewal ground lease during the second quarter ended June 30, 2025.
Leasing activity summarized by asset class for the three and six months ended June 30, 2025, were as follows:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]
Retail	36	56,000	$58.78	7.4%	63	114,400	$52.15	9.1%
Industrial	14	124,700	$21.76	4.7%	26	299,400	$18.61	7.9%
Office	2	3,100	$42.73	4.0%	5	6,800	$37.03	2.5%
Subtotal - Improved properties	52	183,800	$33.39	6.8%	94	420,600	$28.03	8.5%
Ground[5]	2	N/A1	$0.4	3.0%	3	N/A1	$1.1	3.0%
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
[5] During the six months ended June 30, 2025, the Company entered into a non-comparable ground lease for a 4.7-acre land parcel located within Maui Business Park. As rent has not yet commenced for the lease, the ABR presented is the expected economic ABR.

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

	As of	As of	Basis Point Change
	June 30, 2025	June 30, 2024
Leased Occupancy	95.8%	93.9%	190
Physical Occupancy	95.4%	93.4%	200
Economic Occupancy	94.8%	92.8%	200

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of June 30, 2025 and 2024, were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	June 30, 2025	June 30, 2024
Retail	95.4%	92.8%	260
Industrial	98.2%	97.1%	110
Office	79.9%	84.2%	(430)
Total Leased Occupancy	95.8%	93.9%	190

Economic Occupancy
	As of	As of	Basis Point Change
	June 30, 2025	June 30, 2024
Retail	93.8%	91.2%	260
Industrial	98.2%	97.1%	110
Office	79.8%	82.8%	(300)
Total Economic Occupancy	94.8%	92.8%	200

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	June 30, 2025	June 30, 2024
Retail	95.6%	94.2%	140
Industrial	98.8%	97.2%	160
Office	96.2%	94.4%	180
Total Same-Store Leased Occupancy	96.7%	95.2%	150

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	June 30, 2025	June 30, 2024
Retail	94.0%	92.6%	140
Industrial	98.8%	97.2%	160
Office	96.2%	94.4%	180
Total Same-Store Economic Occupancy	95.6%	94.2%	140
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

Financial results - Second quarter of 2025 compared with 2024
Results of operations for the second quarter ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,
(amounts in thousands; unaudited)	2025	2024
Development sales revenue	$—	$1,681
Unimproved/other property sales revenue	825	—
Other operating revenue[1]	146	158
Total Land Operations operating revenue	971	1,839
Land Operations operating costs and expenses[2]	(1,181)	(4,558)
Selling, general, and administrative	(48)	(318)
Gain (loss) on disposal of assets and settlements, net	11,563	2,125
Earnings (loss) from joint ventures	2,589	996
Interest and other income (expense), net	12	84
Total Land Operations operating profit (loss)	$13,906	$168

[1] Other operating revenue includes revenue related to licensing and leasing of legacy agricultural lands during the three months ended June 30, 2025 and 2024.
[2] Includes intersegment operating charges for Land Operations that are from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
Second quarter of 2025: Land Operations operating revenue of $1.0 million during the second quarter ended June 30, 2025 is primarily related to one unimproved land sale on the island of Maui.
Land Operations operating profit of $13.9 million for the three months ended June 30, 2025, is primarily composed of a gain related to a contract modification and favorable resolution of remaining rights and obligations from a land sale in a prior year. Land Operations operating profit also includes equity earnings from joint ventures of $2.6 million driven by earnings from the Company's unconsolidated investment in a materials company and a release of reserves held at a legacy joint venture, and the margin resulting from an unimproved land sales.
Second quarter of 2024: Land Operations operating revenue of $1.8 million during the second quarter ended June 30, 2024, was primarily related to the sale of one development parcel at Maui Business Park.
Operating costs and expenses of $4.6 million during the second quarter ended June 30, 2024, were primarily composed of charges related to estimated remediation work for legacy business operations and cost of sales associated with development land sales. The gain from disposals is due to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year.

Financial Results - First six months of 2025 compared with 2024

	Six Months Ended June 30,
(amounts in thousands; unaudited)	2025	2024
Development sales revenue	$—	$4,136
Unimproved/other property sales revenue	3,358	9,625
Other operating revenue[1]	308	392
Total Land Operations operating revenue	3,666	14,153
Land Operations operating costs and expenses[2]	(2,075)	(9,357)
Selling, general, and administrative	(275)	(638)
Gain (loss) on disposal of assets and settlements, net	11,781	2,148
Earnings (loss) from joint ventures	5,614	1,694
Interest and other income (expense), net	45	99
Total Land Operations operating profit (loss)	$18,756	$8,099
[1] Other operating revenue includes revenue related to licensing and leasing of legacy agricultural lands during the six months ended June 30, 2025 and 2024.
[2] Includes intersegment operating charges for Land Operations that are primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
First six months of 2025: Land Operations operating revenue of $3.7 million for the six months ended June 30, 2025, is primarily related to unimproved land sales on the island of Maui.
Land Operations operating profit of $18.8 million for the six months ended June 30, 2025, is primarily composed of the gain related to a contract modification and favorable resolution of remaining rights and obligations from a land sale in a prior year, equity earnings from joint ventures driven by a release of reserves held at a legacy real estate joint venture and higher earnings from the Company's unconsolidated investment in a materials company, and the margins resulting from unimproved land sales in the current year.
First six months of 2024: Land Operations operating revenue of $14.2 million for the six months ended June 30, 2024, included revenue from the sales of unimproved land on the islands of Maui and Kauai and three development lots at Maui Business Park.
Land Operations operating profit of $8.1 million for the six months ended June 30, 2024, is primarily composed of the margins resulting from the unimproved land and development sales, a gain related to the favorable resolution of contingent liabilities associated with the sale of a legacy business, and equity earnings from the Company's unconsolidated investment in a materials company, partially offset by charges related to increased estimated remediation work for legacy business operations.

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

Reconciliations of net income (loss) available to A&B common shareholders to FFO and Adjusted FFO for the three and six months ended June 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) available to A&B common shareholders	$25,128	$9,104	$46,561	$29,078
Depreciation and amortization of commercial real estate properties	10,004	8,890	19,159	17,865
Gain on commercial real estate transactions[1]	—	—	(4,103)	—
(Income) loss from discontinued operations, net of income taxes	23	2,625	(116)	2,881
FFO	35,155	20,619	61,501	49,824
Add (deduct) Adjusted FFO defined adjustments
(Gain) loss on sale of legacy business[2]	—	(2,125)	—	(2,125)
Non-cash changes to liabilities related to legacy operations[3]	(11,657)	2,193	(11,657)	2,193
Provision for (reversal of) current expected credit losses	1	—	18	—
Legacy joint venture (income) loss[4]	(2,589)	(996)	(5,832)	(1,694)
(Gain) loss on fair value adjustments related to interest rate swaps	—	—	—	(3,675)
Non-recurring financing-related charges	—	—	—	2,350
Amortization of share-based compensation	1,367	1,262	2,737	2,388
Maintenance capital expenditures[5]	(1,512)	(3,224)	(3,588)	(5,242)
Leasing commissions paid	(528)	(223)	(744)	(538)
Sales-type lease interest income adjustments	(205)	—	(272)	—
Straight-line lease adjustments	71	(712)	(155)	(1,304)
Amortization of net debt premiums or discounts and deferred financing costs	422	248	846	491
Favorable (unfavorable) lease amortization	(47)	(100)	(90)	(196)
Adjusted FFO	$20,478	$16,942	$42,764	$42,472

[1] Includes selling profits from a sales-type lease.
[2] Amounts in 2024 are primarily due to the favorable resolution of contingent liabilities related to the prior year sale of a legacy business.
[3] Amounts in 2025 are related to favorable resolution of rights and obligations from a land sale in a prior year, partially offset by transfer of the Company's interest in a joint venture of $2.7 million. Amounts in 2024 are primarily related to environmental reserves associated with legacy business activities in the Land Operations segment.

[4] Includes joint ventures engaged in legacy business activities within the Land Operations segment.
[5] Includes ongoing maintenance capital expenditures only.

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
To emphasize, the Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies. Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three and six months ended June 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
CRE Operating Profit	$22,205	$22,611	$45,631	$44,592
Depreciation and amortization	10,007	8,890	19,165	17,865
Straight-line lease adjustments	71	(712)	(155)	(1,304)
Favorable/(unfavorable) lease amortization	(47)	(100)	(90)	(196)
Sales-type lease adjustments	(204)	—	(254)	—
Termination fees and other	(3)	(527)	(485)	(528)
Interest and other income (expense), net	(23)	(40)	(31)	(99)
Selling, general, and administrative	1,614	1,510	3,067	3,066
NOI	33,620	31,632	66,848	63,396
Less: NOI from acquisitions, dispositions, and other adjustments	(888)	(544)	(1,727)	(1,218)
Same-Store NOI	$32,732	$31,088	$65,121	$62,178

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from June 30, 2025) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures (including recent commercial real estate acquisitions and real estate developments); shareholder distributions; and working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of June 30, 2025, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
As of June 30, 2025, after the effects of interest rate swaps, the Company had $429.6 million of fixed-rate debt and $21.0 million of variable-rate debt with a total weighted average interest rate of 4.64%. Of the total debt amount of $450.6 million, $16.6 million will become due in the next twelve months. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would have little impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; borrowing capacity under its revolving credit facility; and proceeds from debt financings will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from June 30, 2025) and long-term (i.e., beyond the next twelve months).
Known contractual obligations
A description of material contractual commitments is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2024 Form 10-K, and relates to the Company's Notes payable and other debt, Derivative instruments, Leases for which the Company is the Lessee, and Accrued post-retirement benefits. In addition, a description of other material cash requirements, including capital expenditures, is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of the 2024 Form 10-K, and includes contractual interest payments for Notes payable and other debt as well as amounts to be spent on contractual commitments related to development projects and building and tenant improvements.

In June 2025, the Company and certain of its subsidiaries entered into a termination agreement with Mahi Pono Holdings, LLC ("Mahi Pono") and certain of its related entities ("the Termination Agreement") in which both parties mutually agreed to generally terminate the remaining rights and performance obligations related to a 2018 sale of approximately 41,000 acres of agricultural land on Maui. Under the Termination Agreement, the Company became obligated to pay $55.3 million to Mahi Pono in installments over a period of four years with $10.0 million paid upon execution of the Termination Agreement, $12.65 million payable on each of the first and second anniversaries of the Termination Agreement, and $10.0 million payable on each of the third and fourth anniversaries of the Termination Agreement. As of June 30, 2025, the remaining $45.3 million payable under the Termination Agreement is included in Refund liability in the condensed consolidated balance sheets.
Also in June 2025, the Company finalized negotiations related to an existing operating ground lease involving a 10-year renewal option and a fair market rent reset effective November 1, 2024. In conjunction with the renewal, the Company recognized a right-of-use asset of $15.9 million and lease liability of $15.2 million based on the present value of lease payments over the lease term and adjusted by the amount of any prepaid or accrued lease payments to the lease. The right-of-use asset and lease liability are included within Prepaid expenses and other assets and Accrued and other liabilities, respectively, in the Company's condensed consolidated balance sheets.
Other than as noted above, as of June 30, 2025, there were no other material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2024. Refer to Note 5 – Notes Payable and Other Debt, Note 6 – Derivative Instruments, and Note 10 – Leases - The Company as a Lessee in this report for further discussion.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2024 Form 10-K. As of June 30, 2025, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2024. Refer to Note 7 – Commitments and Contingencies in this report for further discussion.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been operating cash flows from continuing operations. For the six months ended June 30, 2025, operating cash flows from continuing operations of $42.5 million was primarily driven by cash generated by the Commercial Real Estate segment (the Company's core business) and cash proceeds from unimproved land sales in the Land Operations segment. The Company's operating cash flows from continuing operations for the six months ended June 30, 2025, represents an increase of $2.9 million from $39.6 million for the six months ended June 30, 2024, due primarily to an increase in cash generated by the Company's Commercial Real Estate operations, operating cash distributions from joint ventures, and cash received from unimproved land sales in the Land Operations segment during the six months ended June 30, 2025, compounded by higher cash paid for interest and the payment of a one-time financing charge and certain post retirement benefits during the six months ended June 30, 2024. These factors were partially offset by a $10.0 million refund liability payment during the six months ended June 30, 2025. Total cash flows in future periods may be subject to variation from the Land Operations segment due to the varying activity in completing sales on remaining legacy assets as part of the Company's continued execution on its simplification strategy and development property sales.
The Company's other primary sources of liquidity include its cash on-hand of $8.6 million as of June 30, 2025, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from June 30, 2025), as well as long-term basis. With respect to the $450.0 million A&B Revolver available for general A&B purposes, as of June 30, 2025, the Company had $151.0 million of borrowings outstanding, no letters of credit issued against, and $299.0 million of available capacity.
On August 13, 2024, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $200.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of June 30, 2025, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash used in investing activities for continuing operations was $5.6 million for the six months ended June 30, 2025, as compared to $8.1 million for the six months ended June 30, 2024. Cash used in investing activities for continuing operations during the six months ended June 30, 2025, was primarily driven by capital expenditures of $8.9 million partially offset by the collection of a seller financing receivable related to a prior year commercial real estate property disposal. Net cash used in investing activities for continuing operations during the six months ended June 30, 2024, was primarily driven by capital expenditures of $8.0 million.
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

Capital expenditures for the respective periods for all segments were as follows (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures for real estate
Ongoing maintenance capital expenditures
Building/area improvements	$868	$1,352	$1,687	$2,516
Tenant space improvements	644	1,872	1,901	2,726
Total ongoing maintenance capital expenditures for real estate	1,512	3,224	3,588	5,242
Discretionary capital expenditures
Development and redevelopment[1]	2,319	376	3,367	1,398
Tenant space improvements - nonrecurring	23	—	134	—
Total discretionary capital expenditures for real estate	2,342	376	3,501	1,398
Capitalized indirect costs	816	649	1,634	1,315
Total capital expenditures for real estate[1]	4,670	4,249	8,723	7,955
Corporate and other capital expenditures	44	16	160	56
Total Capital Expenditures[1]	$4,714	$4,265	$8,883	$8,011
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
Cash used in financing activities for continuing operations was $60.4 million for the six months ended June 30, 2025, as compared to $29.3 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company's net cash outlays related to financing activities were primarily due to cash dividend payments totaling $32.9 million, repayments of secured and unsecured notes payable and other debt of $27.1 million, and net borrowing of $1.0 million on the Company's revolving credit facility. During the six months ended June 30, 2024, the Company's net cash outlays related to financing activities were due primarily to cash dividend payments totaling $32.6 million and repayments of secured and unsecured notes payable and other debt of $74.0 million, partially offset by cash proceeds of $60.0 million from the Series M Note and net borrowings of $20.0 million on the Company's revolving credit facility.

The Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock between January 1, 2024 and December 31, 2025. During the three and six months ended June 30, 2025, the Company repurchased 5,830 shares of its common stock in the open market for an aggregate purchase price, including commissions, of $0.1 million. As of June 30, 2025, $99.9 million remains available under the stock repurchase program.
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
During the six months ended June 30, 2025, the Company completed two transactions that gave rise to cash proceeds from sales or involuntary conversion activity that qualified under §1031 or §1033 of the Code. As of June 30, 2025, $1.3 million from tax-deferred sales or involuntary conversions were available for use and had not yet been reinvested under §1031 or §1033 of the Code.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.
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
During the quarter ended June 30, 2025, the Company repurchased 5,830 shares of its common stock in the open market for an aggregate purchase price, including commissions, of $0.1 million. As of June 30, 2025, $99.9 million remains available under the stock repurchase program.

Issuer Purchases of Equity Securities
Execution Date	Total Number of Shares Purchased	Average Price Paid per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1-30, 2025	5,830	$15.78	5,830	$99,908
May 1-31, 2025	—	$—	5,830	$99,908
June 1-30, 2025	—	$—	5,830	$99,908
[1] The average price paid per share includes $0.03 commission fee per share.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2025.

ITEM 6. EXHIBITS
EXHIBIT INDEX
10.        Material Contracts
10.a.(xxvi)    Termination Agreement by Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and A & B Properties Hawaii, LLC, Series T, A & B Properties Hawaii, LLC, Series R, Alexander & Baldwin, Inc., Mahi Pono Holdings, LLC, MP EMI, LLC, MP Central A, LLC, MP Central B, LLC, MP CPR, LLC, MP East A, LLC, MP East B, LLC, MP West, LLC, MP CMF, LLC, and MP Kulolio Ranch, LLC, dated June 17, 2025.
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
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interest for the three and six months ended June 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

July 25, 2025	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Executive Vice President, Chief Financial Officer and Treasurer

July 25, 2025	By: /s/ Anthony J. Tommasino
Anthony J. Tommasino
Vice President and Controller