Form 10-Q
period 2025-09-30
Alexander & Baldwin, Inc.
filed 2025-10-31
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of September 30, 2025: 72,758,460

1

ALEXANDER & BALDWIN, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands; unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Real estate investments
Real estate property	$1,671,663	$1,670,879
Accumulated depreciation	(275,799)	(255,641)
Real estate property, net	1,395,864	1,415,238
Real estate developments	41,556	46,423
Investments in sales-type leases, net of allowances (credit losses) of $44 as of September 30, 2025	23,694	—
Investments in real estate joint ventures and partnerships	5,907	5,907
Real estate intangible assets, net	26,917	31,176
Real estate investments, net	1,493,938	1,498,744
Cash and cash equivalents	17,294	33,436
Restricted cash	1,057	236
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $1,479 and $1,701 as of September 30, 2025 and December 31, 2024, respectively	3,758	3,697
Operating lease right-of-use assets	15,436	148
Goodwill	8,729	8,729
Other receivables, net of allowances (credit losses) of $2,398 and $2,393 as of September 30, 2025 and December 31, 2024, respectively	6,983	16,696
Straight-line rent receivable	44,960	44,547
Investments in other joint ventures and partnerships	29,932	33,126
Prepaid expenses and other assets	27,708	31,073
Assets held for sale	7,424	—
Total assets	$1,657,219	$1,670,432

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$475,231	$474,837
Accounts payable	8,944	4,529
Operating lease liabilities	15,262	123
Accrued post-retirement benefits	7,435	7,582
Refund liability	45,300	—
Deferred revenue	12,622	72,462
Accrued dividends	17,135	17,032
Real estate intangible liabilities, net	14,211	15,278
Accrued and other liabilities	49,516	75,046
Total liabilities	645,656	666,889
Commitments and Contingencies (Note 8)
Equity:
Common stock - no par value; authorized, 225,000,000 shares; outstanding 72,758,460 and 72,633,866 shares at September 30, 2025 and December 31, 2024, respectively	1,814,385	1,811,582
Accumulated other comprehensive income (loss)	(102)	6,134
Distributions in excess of accumulated earnings	(802,720)	(814,173)
Total shareholders' equity	1,011,563	1,003,543
Total liabilities and equity	$1,657,219	$1,670,432
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenue:
Commercial Real Estate	$50,213	$49,381	$151,987	$147,477
Land Operations	35	12,563	3,701	26,716
Total operating revenue	50,248	61,944	155,688	174,193
Operating Costs and Expenses:
Cost of Commercial Real Estate	26,239	25,292	79,340	75,842
Cost of Land Operations	1,312	7,153	3,387	16,492
Selling, general and administrative	6,083	7,436	20,087	21,927
Total operating costs and expenses	33,634	39,881	102,814	114,261
Gain (loss) on commercial real estate transactions	2,556	—	6,659	—
Gain (loss) on disposal of assets and settlements, net	7	—	11,763	2,148
Total gain (loss) on commercial real estate transactions and disposal of assets and settlements, net	2,563	—	18,422	2,148
Operating Income (Loss)	19,177	22,063	71,296	62,080
Other Income and (Expenses):
Income (loss) related to joint ventures and partnerships	1,592	2,142	7,206	3,836
Impairment of equity method investment	(406)	—	(406)	—
Interest and other income (expense), net	47	854	318	2,652
Interest expense	(5,959)	(5,680)	(17,617)	(17,119)
Income (Loss) from Continuing Operations Before Income Taxes	14,451	19,379	60,797	51,449
Income tax benefit (expense)	(75)	(75)	24	(174)
Income (Loss) from Continuing Operations	14,376	19,304	60,821	51,275
Income (loss) from discontinued operations, net of income taxes	(39)	(300)	77	(3,181)
Net Income (Loss)	$14,337	$19,004	$60,898	$48,094

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.20	$0.27	$0.84	$0.71
Discontinued operations available to A&B shareholders	—	(0.01)	—	(0.05)
Net income (loss) available to A&B shareholders	$0.20	$0.26	$0.84	$0.66

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.20	$0.27	$0.84	$0.70
Discontinued operations available to A&B shareholders	—	(0.01)	—	(0.04)
Net income (loss) available to A&B shareholders	$0.20	$0.26	$0.84	$0.66

Weighted-Average Number of Shares Outstanding:
Basic	72,757	72,630	72,728	72,597
Diluted	72,947	72,817	72,871	72,718

Amounts Available to A&B Common Shareholders:
Continuing operations available to A&B common shareholders	$14,376	$19,298	$60,821	$51,257
Discontinued operations available to A&B common shareholders	(39)	(300)	77	(3,181)
Net income (loss) available to A&B common shareholders	$14,337	$18,998	$60,898	$48,076

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss)	$14,337	$19,004	$60,898	$48,094
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	(70)	(6,818)	(4,625)	(3,918)
Reclassification adjustment to interest expense included in Net Income (Loss)	(536)	(449)	(1,611)	(1,391)
Other comprehensive income (loss), net of tax	(606)	(7,267)	(6,236)	(5,309)
Comprehensive Income (Loss)	$13,731	$11,737	$54,662	$42,785
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands; unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$60,898	$48,094
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
(Income) loss from discontinued operations	(77)	3,181
Depreciation and amortization	28,912	26,979
Provision for (reversal of) credit losses	44	(628)
(Gain) loss on commercial real estate transactions	(6,659)	—
(Gain) loss on disposal of assets and settlements, net	(11,763)	(2,148)
Impairment of assets and equity method investment	406	—
(Gain) loss on de-designated interest rate swap valuation adjustment	—	(3,675)
Share-based compensation expense	4,096	3,654
(Income) loss related to joint ventures, net of operating cash distributions	(3,206)	(3,062)
Changes in operating assets and liabilities:
Trade and other receivables	(358)	(611)
Prepaid expenses and other assets	(2,293)	(3,649)
Development/other property inventory	6,824	8,018
Accrued post-retirement benefits	(147)	(1,798)
Accounts payable	637	(1,188)
Refund liability	(10,000)	—
Accrued and other liabilities	(267)	2,225
Operating cash flows from continuing operations	67,047	75,392
Operating cash flows from discontinued operations	(91)	(1,718)
Net cash provided by (used in) operations	66,956	73,674
Cash Flows from Investing Activities:
Capital expenditures for acquisitions	—	(29,826)
Capital expenditures for property, plant and equipment	(37,068)	(11,878)
Proceeds from disposal of assets	3,412	41
Contributions to investments in joint ventures and partnerships	(155)	(158)
Distributions of capital and other receipts from investments in affiliates and other investments	3,383	974
Investing cash flows from continuing operations	(30,428)	(40,847)
Investing cash flows from discontinued operations	—	15,000
Net cash provided by (used in) investing activities	(30,428)	(25,847)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt	—	60,000
Payments of notes payable and other debt and deferred financing costs	(33,933)	(86,785)
Borrowings (payments) on line-of-credit agreement, net	33,000	35,000
Cash dividends paid	(49,327)	(48,822)
Repurchases of common stock and other payments	(1,589)	(2,818)
Financing cash flows from continuing operations	(51,849)	(43,425)
Net cash provided by (used in) financing activities	(51,849)	(43,425)

Cash, Cash Equivalents, and Restricted Cash
Net increase (decrease) in cash, cash equivalents, and restricted cash	(15,321)	4,402
Balance, beginning of period	33,672	13,753
Balance, end of period	$18,351	$18,155

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands; unaudited)

	Nine Months Ended September 30,
	2025	2024
Other Cash Flow Information:
Interest paid, net of capitalized interest, for continuing operations	$14,007	$14,014
Income tax payments/(refunds), net	$60	$28

Noncash Investing and Financing Activities from continuing operations:
Capital expenditures included in accounts payable and accrued and other liabilities	$5,948	$2,557
Operating lease liabilities arising from obtaining right-of-use assets	$15,202	$—
Finance lease liabilities arising from obtaining right-of-use assets	$1,275	$—
Dividends declared but unpaid at end of period	$17,135	$16,776

Reconciliation of cash, cash equivalents, and restricted cash
Beginning of the period:
Cash and cash equivalents	$33,436	$13,517
Restricted cash	236	236
Cash, cash equivalents, and restricted cash	$33,672	$13,753

End of the period:
Cash and cash equivalents	$17,294	$17,919
Restricted cash	1,057	236
Cash, cash equivalents, and restricted cash	$18,351	$18,155

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2025 and 2024
(amounts in thousands, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total

	Shares	Stated Value
Balance, July 1, 2024	72,622	$1,809,271	$5,208	$(812,907)	$1,001,572
Net income (loss)	—	—	—	19,004	19,004
Other comprehensive income (loss), net of tax	—	—	(7,267)	—	(7,267)
Dividend on common stock ($0.2225 per share)	—	—	—	(16,297)	(16,297)
Share-based compensation	—	1,266	—	—	1,266
Shares issued (repurchased), net	11	(94)	—	(2)	(96)
Balance, September 30, 2024	72,633	$1,810,443	$(2,059)	$(810,202)	$998,182

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total

	Shares	Stated Value
Balance, July 1, 2025	72,753	$1,813,100	$504	$(800,572)	$1,013,032
Net income (loss)	—	—	—	14,337	14,337
Other comprehensive income (loss), net of tax	—	—	(606)	—	(606)
Dividend on common stock ($0.2250 per share)	—	—	—	(16,485)	(16,485)
Share-based compensation	—	1,359	—	—	1,359
Shares issued (repurchased), net	5	(74)	—	—	(74)
Balance, September 30, 2025	72,758	$1,814,385	$(102)	$(802,720)	$1,011,563
See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(amounts in thousands, except per share data; unaudited)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total

	Shares	Stated Value
Balance, January 1, 2024	72,448	$1,809,095	$3,250	$(809,334)	$1,003,011
Net income (loss)	—	—	—	48,094	48,094
Other comprehensive income (loss), net of tax	—	—	(5,309)	—	(5,309)
Dividend on common stock ($0.668 per share)	—	—	—	(48,840)	(48,840)
Share-based compensation	—	3,654	—	—	3,654
Shares issued (repurchased), net	185	(2,306)	—	(122)	(2,428)
Balance, September 30, 2024	72,633	$1,810,443	$(2,059)	$(810,202)	$998,182

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total

	Shares	Stated Value
Balance, January 1, 2025	72,634	$1,811,582	$6,134	$(814,173)	$1,003,543
Net income (loss)	—	—	—	60,898	60,898
Other comprehensive income (loss), net of tax	—	—	(6,236)	—	(6,236)
Dividend on common stock ($0.675 per share)	—	—	—	(49,434)	(49,434)
Share-based compensation	—	4,096	—	—	4,096
Shares issued (repurchased), net	124	(1,293)	—	(11)	(1,304)
Balance, September 30, 2025	72,758	$1,814,385	$(102)	$(802,720)	$1,011,563
See Notes to Condensed Consolidated Financial Statements

Alexander & Baldwin, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. The Company operates in two segments: Commercial Real Estate ("CRE") and Land Operations. As of September 30, 2025, the Company's commercial real estate portfolio resides entirely in Hawai‘i and consists of 21 retail centers, 14 industrial assets, and four office properties, representing a total of four million square feet of gross leasable area ("GLA"), as well as 146 acres of commercial land, of which substantially all is leased pursuant to urban ground leases. Throughout this quarterly report on Form 10-Q, references to "we," "our," "us" and "our Company" refer to Alexander & Baldwin, Inc., together with its consolidated subsidiaries.
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
Reclassifications: Certain amounts presented in the prior year have been reclassified to conform to the current year presentation. Operating lease right-of-use assets, Straight-line rent receivable, and Investments in other joint ventures and partnerships, which were previously presented in Prepaid expenses and other assets on the condensed consolidated balance sheets, are now presented separately for all periods presented. Operating lease liabilities, Accrued dividends, and Real estate intangible liabilities, net, which were previously presented in Accrued and other liabilities on the condensed consolidated balance sheets, are now presented separately for all periods presented.
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
2.    Significant Accounting Policies
The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company's 2024 Form 10-K. Updates to the Company's significant accounting policies are included herein as a result of the Company's investments in sales-type leases during the nine months ended September 30, 2025, and as a result of changes to amounts now presented separately on the condensed consolidated balance sheets.
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
The Company evaluates its net investment in sales-type leases for impairment under ASC Topic 326, Credit Losses.
Intangible Assets and Liabilities: Real estate intangible assets and real estate intangible liabilities are included in Real estate intangible assets, net and Real estate intangible liabilities, net, respectively, in the accompanying condensed consolidated balance sheets and are generally related to the acquisition of commercial real estate properties. In the event a lease or leases with a tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets of the associated assets and liabilities related to the lease terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may accelerate the depreciation and amortization of such associated assets and liabilities.
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
In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, on either a prospective basis to financial statements issued for reporting periods after the effective date, or on a retrospective basis to any or all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

Interest and other income (expense), net
Interest and other income (expense), net for the three and nine months ended September 30, 2025 and 2024, included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$145	$965	$611	$1,708
Post-retirement benefit (expense)	(102)	(107)	(307)	(320)
Gain (loss) on fair value adjustments related to interest rate swaps	—	—	—	3,675
Financing charges	—	—	—	(2,350)
Other income (expense), net	4	(4)	14	(61)
Interest and other income (expense), net	$47	$854	$318	$2,652
3.    Real Estate Transactions
In September 2025, a tenant ("Buyer") exercised its purchase option for subdivided units of Kaka'ako Commerce Center, a six-story industrial property within the Commercial Real Estate segment. In conjunction with the transaction, the Company subdivided the building into six units, with each of the six floors representing a separate unit. The transaction is structured to qualify as a like-kind exchange under section §1031 of the Internal Revenue Code and is expected to close in the first quarter of 2026.
At the time of exercise, the Buyer was leasing two of the three subdivided units it committed to purchase. Upon the Buyer's exercise of the purchase option, the lease for the two subdivided units was modified and classified as a sales-type lease. Accordingly, $10.3 million of real estate property, net and $1.2 million of real estate intangible assets, net were derecognized and the present value of the future lease payments and the initial unguaranteed residual value of $14.1 million was established as Investments in sales-type leases, net in the Company's condensed consolidated balance sheets. Additionally, the Company recognized $2.6 million in selling profit from sales-type leases within Gain (loss) on commercial real estate transactions in the Company's condensed consolidated statements of operations during the three and nine months ended September 30, 2025. Refer to Note 10 – Leases - The Company as a Lessor for additional discussion of the components of the Company's investments in sales-type leases.
The Buyer's exercise of the purchase option for the one subdivided unit not leased by the Buyer at the time of exercise, met the criteria for classification as held for sale and accordingly, was measured at its fair value less costs to sell. The fair value was in excess of the carrying value and accordingly, no fair value adjustment related to assets and liabilities held for sale was required. Refer to Note 5 – Fair Value Measurements for additional discussion of the Company's classification of the fair value measurement in the fair value hierarchy and inputs used in determining the fair value. Refer to Note 17 – Held for Sale for additional discussion of the information related to the major classes of assets and liabilities that were classified as held for sale as of the balance sheet date.
4.    Investments in Joint Ventures and Partnerships
The Company's investments in real estate and other joint ventures and partnerships principally consist of equity investments in limited liability companies in which the Company has the ability to exercise significant influence over the operating and financial policies of these investments. Accordingly, the Company accounts for its investments using the equity method of accounting.

Operating results presented in the Company's condensed consolidated financial statements include the Company's proportionate share of net income (loss) from its equity method investments. Summarized financial information of entities accounted for by the equity method on a combined basis for the three and nine months ended September 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$37,628	$38,967	$118,496	$124,003
Operating costs and expenses	31,403	32,439	101,541	107,126
Gross Profit (Loss)	$6,225	$6,528	$16,955	$16,877
Income (Loss) from Continuing Operations[1]	$3,758	$10,664	$7,899	$11,715
Net Income (Loss)[1]	$3,758	$10,664	$7,899	$11,715

[1] Includes earnings from equity method investments held by the investee.
During the nine months ended September 30, 2025 and 2024, Income (loss) related to joint ventures and partnerships was $7.2 million and $3.8 million, respectively, and return on investment operating cash distributions was $4.0 million and $0.8 million, respectively.
5.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of September 30, 2025 and December 31, 2024, (in thousands):

		Fair Value Measurements at
		September 30, 2025
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$2,521	$—	$2,521	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(1,476)	$—	$(1,476)	$—

		Fair Value Measurements at
		December 31, 2024
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$7,378	$—	$7,378	$—
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
Investments in sales-type leases, net: The Company's net investment in sales-type lease assets are recorded at the estimated fair value as of the respective lease commencement dates. The fair value of sales-type leases is generally estimated utilizing Level 3 inputs to discount the estimated future cash flows of the lease, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, using the rate implicit in the lease. Refer to Note 10 – Leases - The Company as a Lessor for additional discussion of the Company's investment in sales-type leases.
Assets held for sale, net: As of September 30, 2025, one subdivided unit at a CRE improved property met the criteria for classification as held for sale and accordingly, was measured at its fair value less costs to sell. The fair value was in excess of the carrying value and accordingly, no fair value adjustment related to assets and liabilities held for sale was required. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they are determined using significant unobservable inputs such as management assumptions about expected sales proceeds from third parties. Refer to Note 3 – Real Estate Transactions for discussion of the transaction giving rise to the subdivided unit's classification as held for sale. Refer to Note 17 – Held for Sale for information related to the major classes of assets and liabilities that were classified as held for sale as of the balance sheet date.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our condensed consolidated balance sheets include cash and cash equivalents, restricted cash, accounts and notes receivable, other receivables, notes payable and other debt, accounts payable, refund liability, and accrued dividends. The fair value of the Company's cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, and accrued dividends approximate their carrying values due to the short-term nature of the instruments, and are classified as Level 1 measurement in the fair value hierarchy.
The fair value of the Company's notes receivable approximated the carrying amount of $2.8 million and $13.1 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.
At September 30, 2025, the carrying amount of the Company's notes payable and other debt was $475.2 million and the corresponding fair value was $480.1 million. At December 31, 2024, the carrying amount of the Company's notes payable and other debt was $474.8 million and the corresponding fair value was $468.4 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.
At September 30, 2025, the carrying amount of the Company's refund liability was $45.3 million and the corresponding fair value was $41.3 million. The fair value of the refund liability is calculated by discounting the future cash flows of the refund liability at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.

6.    Notes Payable and Other Debt
As of September 30, 2025 and December 31, 2024, notes payable and other debt consisted of the following (dollars in thousands):

	Interest Rate (%)	Maturity Date		Principal Outstanding
				September 30, 2025	December 31, 2024
Secured:
Photovoltaic Financing	(1)	(1)		$4,932	$3,932
Manoa Marketplace	(2)	2029		49,470	50,877
Subtotal				$54,402	$54,809
Unsecured:
Series J Note	4.66%	2025		$—	$10,000
Series B Note	5.55%	2026		2,000	18,000
Series C Note	5.56%	2026		4,000	7,000
Series F Note	4.35%	2026		4,000	7,250
Series H Note	4.04%	2026		50,000	50,000
Series K Note	4.81%	2027		34,500	34,500
Series G Note	3.88%	2027		15,625	15,625
Series L Note	4.89%	2028		18,000	18,000
Series I Note	4.16%	2028		25,000	25,000
Term Loan 5	4.30%	2029		25,000	25,000
Series M Note	6.09%	2032		60,000	60,000
Subtotal				$238,125	$270,375
Revolving Credit Facilities:
A&B Revolver	(3)	2028	(4)	183,000	150,000
Total debt (contractual)				$475,527	$475,184
Unamortized debt issuance costs				(296)	(347)
Total debt (carrying value)				$475,231	$474,837

(1) Financing leases have a weighted average discount rate of 4.76% and maturity dates ranging from 2027 to 2030
(2) Loan has a stated interest rate of SOFR plus 1.35%. Loan is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of SOFR plus 1.05% based on a pricing grid, plus a SOFR adjustment of 0.10%. As of September 30, 2025 and December 31, 2024, $130.0 million is swapped through maturity to a 4.76% weighted average fixed rate.

(4) A&B Revolver has two six-month optional term extensions.

7.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate interest debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Cash Flow Hedges of Interest Rate Risk
As of September 30, 2025 and December 31, 2024, the Company had three interest rate swap agreements, all three of which were designated as cash flow hedges. The key terms are as follows (dollars in thousands):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	September 30, 2025	September 30, 2025	December 31, 2024
Interest Rate Swap Agreements
4/7/2016	8/1/2029	3.14%	$49,470	$2,521	$4,310
5/1/2024	12/9/2031	4.88%	$57,000	$(739)	$1,254
12/9/2024	12/9/2031	4.83%	$73,000	$(737)	$1,814
The asset and liabilities related to the interest rate swaps as of September 30, 2025, are presented within Prepaid expenses and other assets and Accrued and other liabilities, respectively, in the condensed consolidated balance sheets. The assets related to the interest rate swaps as of December 31, 2024, are presented within Prepaid expenses and other assets in the condensed consolidated balance sheets. Changes in fair value of designated cash flow hedges are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense as interest is incurred on the related variable-rate debt. Changes in fair value of undesignated cash flow hedges, including de-designated hedges, are recorded in Interest and other income (expense), net.
Statement of Comprehensive Income (Loss) Derivative Instruments Impact
The following table represents the pre-tax effect of the derivative instruments in the Company's condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Information regarding derivatives designated as hedging instruments
Amount of gain (loss) recognized in OCI on derivatives	$(70)	$(6,818)	$(4,625)	$(3,918)
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(536)	$(449)	$(1,611)	$(1,391)

As of September 30, 2025, the Company expects to reclassify $0.5 million of losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months.

8.    Commitments and Contingencies
Commitments and other financial arrangements
Bonds related to the Company's real estate activities totaled $17.0 million as of September 30, 2025, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds). If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.
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

In June 2025, the Company and certain of its subsidiaries entered into a termination agreement with Mahi Pono ("the Termination Agreement") and certain of its related entities that transferred the Company’s remaining 50% interest in EMI to Mahi Pono. As a result, while A&B continues to defend against the remaining claims in the Initial Lawsuit, including the allegations in the amended complaint, the Company is no longer responsible for defending the remaining claims in the other cases identified in Note 10 to the consolidated financial statements included in Item 8 of the Company's 2024 Form 10-K.

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
9.    Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 10 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Commercial Real Estate	$50,213	$49,381	$151,987	$147,477
Land Operations:
Development sales revenue	—	1,853	—	5,989
Unimproved/other property sales revenue	—	10,557	3,358	20,182
Other operating revenue	35	153	343	545
Land Operations	35	12,563	3,701	26,716
Total revenues	$50,248	$61,944	$155,688	$174,193

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable	$5,237	$5,398
Allowances (credit losses and doubtful accounts)	(1,479)	(1,701)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$3,758	$3,697

Variable consideration[1]	$—	$62,000
Prepaid rent	8,413	6,077
Other deferred revenue	4,209	4,385
Deferred revenue	$12,622	$72,462

[1] Variable consideration deferred as of December 31, 2024, related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

On June 17, 2025, the Company and Mahi Pono entered into the Termination Agreement in which both parties mutually agreed to generally terminate the remaining rights and performance obligations related to a 2018 sale of approximately 41,000 acres of agricultural land on Maui, including $62.0 million in variable consideration related to certain performance obligations involving water leases with the State of Hawai`i (refer to Note 8 – Commitments and Contingencies for further discussion) and $7.7 million in other liabilities. Additionally, under the Termination Agreement, the Company transferred its 50% ownership interest in East Maui Irrigation Company, LLC and forwent the receipt of payment of $2.7 million. As a result, the Company became obligated to pay $55.3 million to Mahi Pono in installments over a period of four years with $10.0 million paid upon execution of the Termination Agreement, $12.65 million payable on each of the first and second anniversaries of the Termination Agreement, and $10.0 million payable on each of the third and fourth anniversaries of the Termination Agreement.
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, the Agreement reflects a contract modification that reduced the scope of the original 2018 contract but did not result in the addition of any distinct goods or services. As there were no remaining goods or services to be provided subsequent to the termination and the variable consideration was refundable, the Company derecognized the $62.0 million variable consideration in Deferred revenue, $7.7 million in Accrued and other liabilities and $2.7 million in Investment in other joint ventures and partnerships, and established a refund liability of $55.3 million. As of September 30, 2025, the remaining refund liability was $45.3 million.
For the three and nine months ended September 30, 2025, the Company recognized $0.1 million in revenue related to the Company's other deferred revenue reported as of December 31, 2024.

10.    Leases - The Company as a Lessor
The Company leases real estate property to tenants under operating leases and sales-type leases. Such activity is primarily composed of operating leases within its CRE segment.
The historical cost of, and accumulated depreciation on, leased property under operating leases as of September 30, 2025, and December 31, 2024, were as follows (in thousands):

	September 30, 2025	December 31, 2024
Leased property - real estate	$1,654,302	$1,638,098
Less: accumulated depreciation	(276,885)	(255,483)
Property under operating leases - net	$1,377,417	$1,382,615
In March 2025, the Company entered into a ground lease agreement for a 4.7-acre land parcel located within Maui Business Park. Management evaluated the agreement in accordance with ASC 842 and determined that it met the criteria for classification as a sales-type lease. Accordingly, $5.0 million of land was derecognized and the present value of the future lease payments and the initial unguaranteed residual value of $9.2 million was established as Investments in sales-type leases, net in the Company's condensed consolidated balance sheets. As a result, the Company recognized $4.1 million in selling profit from sales-type leases within Gain (loss) on commercial real estate transactions in the Company's condensed consolidated statements of operations during the nine months ended September 30, 2025.
As discussed in Note 3 – Real Estate Transactions, in September 2025, the lease of two subdivided units at one CRE industrial property met the criteria for classification as a sales-type lease after the lessee exercised its option to purchase the units and the modified lease classification was re-evaluated. Accordingly, $10.3 million of real estate property, net and $1.2 million of real estate intangible assets, net were derecognized and the present value of the future lease payments and the initial unguaranteed residual value of $14.1 million was established as Investments in sales-type leases, net in the Company's condensed consolidated balance sheets. Additionally, the Company recognized $2.6 million in selling profit from sales-type leases within Gain (loss) on commercial real estate transactions in the Company's condensed consolidated statements of operations during the three and nine months ended September 30, 2025.
Refer to Note 5 – Fair Value Measurements for additional discussion of the inputs used to determine the fair value of net investment in sales-type lease assets.

The components of the Company's investments in sales-type leases, net as of September 30, 2025 was as follows (in thousands):

September 30, 2025
Present value of lease payments	$9,967
Unguaranteed residual assets	13,771
Investment in sales-type leases	23,738
Less: CECL sales-type leases	(44)
Investments in sales-type leases, net of allowances (credit losses)	$23,694
Rental income (i.e., revenue) under operating leases and sales-type leases during the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating leases:
Lease payments	$34,675	$33,941	$103,178	$101,118
Variable lease payments	16,106	15,875	49,705	47,626
Revenues deemed uncollectible, net	(744)	(363)	(1,193)	(960)
Total rental income from operating leases	$50,037	$49,453	$151,690	$147,784

Sales-type leases:
Interest income	$266	$—	$538	$—
Provision for credit losses on sales-type leases	(26)	—	(44)	—
Total rental income from sales-type leases	$240	$—	$494	$—
Contractual future lease payments to be received on non-cancelable operating leases as of September 30, 2025, were as follows (in thousands):

Operating
2025	$35,132
2026	132,402
2027	123,557
2028	106,436
2029	88,535
2030	73,885
Thereafter	544,031
Total future lease payments to be received	$1,103,978

Minimum undiscounted lease payments to be received under our sales-type leases as of September 30, 2025, were as follows (in thousands):

Sales-Type
2025	$168
2026	112
2027	417
2028	725
2029	743
2030	762
Thereafter	141,291
Total future undiscounted lease payments to be received	$144,218
Less: imputed interest	(134,251)
Total present value of lease payments	$9,967
Unguaranteed residual assets	13,771
Total investment in sales-type leases	$23,738
11.    Leases - The Company as a Lessee
The following table provides information about the Company's operating lease costs and finance lease costs recognized during the three and nine months ended September 30, 2025 and 2024, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$569	$483	$1,760	$1,431
Finance lease cost:
Amortization of right-of-use assets	88	73	275	217
Interest on lease liabilities	57	47	176	142
Total lease cost - operating and finance leases	$714	$603	$2,211	$1,790

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

12.    Share-based Payment Awards
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
During the nine months ended September 30, 2025, the Company granted approximately 312,400 of restricted stock unit awards with a weighted average grant date fair value of $18.92. During the nine months ended September 30, 2024, the Company granted approximately 356,500 of restricted stock unit awards with a weighted average grant date fair value of $17.73.
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
The Company recognizes compensation cost net of actual forfeitures of restricted stock units. A summary of compensation cost related to share-based payments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share-based expense:
Restricted stock units	$1,359	$1,266	$4,096	$3,654
13.    Income Taxes
The Company has been organized and operates in a manner that enables it to qualify, and management believes it will continue to qualify, as a REIT for federal income tax purposes.

As of September 30, 2025, tax years 2021 and later are open to audit by the tax authorities. Management believes the result of any potential audits will not have a material adverse effect on its results of operations, financial condition, or liquidity.
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

The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) from continuing operations available to A&B common shareholders and net income (loss) available to A&B common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) from continuing operations	$14,376	$19,304	$60,821	$51,275
Distributions and allocations to participating securities	—	(6)	—	(18)
Income (loss) from continuing operations available to A&B shareholders	14,376	19,298	60,821	51,257
Income (loss) from discontinued operations	(39)	(300)	77	(3,181)
Net income (loss) available to A&B common shareholders	$14,337	$18,998	$60,898	$48,076
The number of shares used to compute basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Denominator for basic EPS - weighted average shares outstanding	72,757	72,630	72,728	72,597
Effect of dilutive securities:
Restricted stock unit awards	190	187	143	121
Denominator for diluted EPS - weighted average shares outstanding	72,947	72,817	72,871	72,718

The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of anti-dilutive securities	—	2	91	2

15.    Accumulated Other Comprehensive Income (Loss)
For the nine months ended September 30, 2025, other comprehensive income (loss) principally includes unrealized interest rate hedging gains and losses and associated reclassification adjustments to interest expense. The components of Accumulated other comprehensive income (loss), net of taxes, were as follows as of September 30, 2025, and December 31, 2024, (in thousands):

	September 30, 2025	December 31, 2024
Post-retirement plans	$382	$382
Non-qualified benefit plans	(15)	(15)
Interest rate swaps	(469)	5,767
Accumulated other comprehensive income (loss)	$(102)	$6,134

The changes in Accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2025, were as follows (in thousands, net of taxes):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2025	$367	$5,767	$6,134
Other comprehensive income (loss) before reclassifications, net of taxes of $0	—	(4,625)	(4,625)
Amounts reclassified from accumulated other comprehensive income (loss)[1]	—	(1,611)	(1,611)
Other comprehensive income (loss), net of taxes	—	(6,236)	(6,236)
Balance, September 30, 2025	$367	$(469)	$(102)
1 Amounts reclassified from Accumulated other comprehensive income (loss) related to interest rate swap settlements are presented as an adjustment to Interest expense in the Condensed Consolidated Statements of Operations.

16.    Segment Information
Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company's Chief Operating Decision Maker ("CODM") is the chief executive officer. The Company operates and reports on two segments: Commercial Real Estate and Land Operations.
Reportable segment information for the three and nine months ended September 30, 2025 and 2024, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial Real Estate
Revenue from external customers	$50,213	$49,381	$151,987	$147,477
Intersegment revenue	—	6	—	19
Total Segment revenue	50,213	49,387	151,987	147,496
Less:
Operating costs and expenses	12,767	12,830	39,224	38,178
Property taxes	3,883	3,521	11,368	10,867
Depreciation and amortization	9,592	8,932	28,757	26,797
Selling, general, and administrative	1,279	1,301	4,346	4,358
Other segment items[1]	(27)	(26)	(58)	(125)
Commercial Real Estate Segment Operating Profit	$22,719	$22,829	$68,350	$67,421

Land Operations
Revenue from external customers	$35	$12,563	$3,701	$26,716
Total Segment Revenue	35	12,563	3,701	26,716
Less:
Development cost of sales	—	1,089	—	3,615
Unimproved/other property land cost of sales	57	5,357	510	7,214
Other operating costs and expenses[2]	1,004	713	2,626	3,494
Expense (income) from changes to liabilities related to legacy operations	250	—	250	2,193
Selling, general, and administrative	181	236	456	874
(Gain) loss on disposal of assets and settlements, net	(7)	—	(11,788)	(2,148)
(Income) loss from joint ventures and partnerships	(1,592)	(2,142)	(7,206)	(3,836)
Impairment of equity method investment	406	—	406	—
Other segment items[3]	34	(571)	(11)	(670)
Land Operations Segment Operating Profit (Loss)	$(298)	$7,881	$18,458	$15,980

Operating Profit (Loss)
Commercial Real Estate	$22,719	$22,829	$68,350	$67,421
Land Operations	(298)	7,881	18,458	15,980
Total Operating Profit (Loss)	22,421	30,710	86,808	83,401
Gain (loss) on commercial real estate transactions	2,556	—	6,659	—
Interest expense	(5,959)	(5,680)	(17,617)	(17,119)
Corporate and other expense	(4,567)	(5,651)	(15,053)	(14,833)
Income (Loss) from Continuing Operations Before Income Taxes	$14,451	$19,379	$60,797	$51,449
1 Commercial Real Estate other segment items includes interest income and gain (loss) on fixed asset disposals.
2 Intersegment expenses were immaterial for the three and nine months ended September 30, 2025 and 2024, and are included within other operating costs and expenses.
3 Land Operations other segment items includes interest income related to seller financing receivables from the sales of unimproved legacy property or development parcels and expenses related to non-qualified plan and other post-retirement benefits related to legacy operations.

17.    Held for Sale
As discussed in Note 3 – Real Estate Transactions, one subdivided unit at a CRE industrial property met the criteria for classification as held for sale as of September 30, 2025. The planned disposition of the subdivided unit represents neither a strategic shift nor will it have a material impact on the Company's operations and financial results and therefore, will continue to be accounted for as continuing operations. Assets and liabilities associated with the subdivided unit were measured at fair value less any costs to sell and found to be in excess of the carrying value. Those assets and liabilities are presented in the Company's condensed consolidated balance sheets in Assets held for sale and Accrued and other liabilities, respectively, as of September 30, 2025. Refer to Note 5 – Fair Value Measurements for additional discussion of the inputs used to determine their fair value.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2025, (in thousands):

September 30, 2025

Real estate investments
Real estate property	$8,592
Accumulated depreciation	(1,244)
Real estate property, net	7,348
Real estate intangible assets, net	42
Real estate investments, net	7,390
Straight-line rent receivable	34
Total Assets held for sale	$7,424

Accrued and other liabilities	49
Total Liabilities associated with assets held for sale[1]	$49
[1]Liabilities associated with assets held for sale is presented in Accrued and other liabilities on the Company's condensed consolidated balance sheets for all periods presented.

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
Forward-Looking Statements
Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, and the risk factors discussed in Part I, Item 1A of the Company's most recent Form 10-K under the heading "Risk Factors", Form 10-Q, and other filings with the SEC. The information in this Form 10-Q should be evaluated in light of these important risk factors. We do not undertake any obligation to update the Company's forward-looking statements.
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
•Consolidated Results of Operations: This section provides an analysis of the Company's consolidated results of operations for the three and nine months ended September 30, 2025, as compared to the corresponding period of the preceding fiscal year.
•Analysis of Operating Revenue and Profit by Segment: This section provides an analysis of the Company's results of operations by business segment for the three and nine months ended September 30, 2025, as compared to the corresponding period of the preceding fiscal year.
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
Financial results - Third quarter of 2025 compared with 2024

(amounts in thousands, except percentage and per share data; unaudited)	Three Months Ended September 30,		2025 vs 2024
	2025	2024	$	%
Operating revenue	$50,248	$61,944	$(11,696)	(18.9)%
Cost of operations	(27,551)	(32,445)	4,894	15.1%
Selling, general, and administrative	(6,083)	(7,436)	1,353	18.2%
Gain (loss) on commercial real estate transactions	2,556	—	2,556	NM
Gain (loss) on disposal of assets and settlements, net	7	—	7	NM
Operating income (loss)	19,177	22,063	(2,886)	(13.1)%
Income (loss) related to joint ventures and partnerships	1,592	2,142	(550)	(25.7)%
Impairment of equity method investment	(406)	—	(406)	NM
Interest and other income (expense), net	47	854	(807)	(94.5)%
Interest expense	(5,959)	(5,680)	(279)	(4.9)%
Income tax benefit (expense)	(75)	(75)	—	—%
Income (loss) from continuing operations	14,376	19,304	(4,928)	(25.5)%
Income (loss) from discontinued operations (net of income taxes)	(39)	(300)	261	87.0%
Net income (loss)	$14,337	$19,004	(4,667)	(24.6)%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.20	$0.27	$(0.07)	(25.9)%
Basic earnings (loss) per share - discontinued operations	—	(0.01)	0.01	100.0%
	$0.20	$0.26	$(0.06)	(23.1)%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.20	$0.27	$(0.07)	(25.9)%
Diluted earnings (loss) per share - discontinued operations	—	(0.01)	0.01	100.0%
	$0.20	$0.26	$(0.06)	(23.1)%

Continuing operations available to A&B common shareholders	$14,376	$19,298	$(4,922)	(25.5)%
Discontinued operations available to A&B common shareholders	(39)	(300)	261	87.0%
Net income (loss) available to A&B common shareholders	$14,337	$18,998	$(4,661)	(24.5)%

Funds From Operations ("FFO")[1]	$21,409	$28,230	$(6,821)	(24.2)%
Adjusted FFO[1]	$19,112	$23,414	$(4,302)	(18.4)%

FFO per diluted share	$0.29	$0.39	$(0.10)	(25.6)%
Weighted average diluted shares outstanding (FFO/Adjusted FFO)[2]	72,947	72,817

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Adjusted FFO.
The causes of material changes in the condensed consolidated statements of operations for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue during the third quarter ended September 30, 2025, decreased 18.9%, or $11.7 million, to $50.2 million, due to lower revenues from the Land Operations segment's unimproved and development land sales.

Cost of operations during the third quarter ended September 30, 2025, decreased 15.1%, or $4.9 million, to $27.6 million, due primarily to the Land Operations segment's lower expenses related to lower cost of sales associated with unimproved and development land sales.
Selling, general and administrative expense during the third quarter ended September 30, 2025, decreased 18.2%, or $1.4 million, to $6.1 million, due primarily to lower professional services and personnel-related expenses.
Gain (loss) on commercial real estate transactions of $2.6 million during the third quarter ended September 30, 2025, is related to a tenant's exercise of its purchase option in which the modified lease met the criteria for classification as a sales-type lease. Accordingly, the Company derecognized the associated real estate property and recognized $2.6 million in selling profit from sales-type leases.

Income (loss) related to joint ventures and partnerships during the third quarter ended September 30, 2025, decreased $0.6 million, to $1.6 million, due primarily to lower earnings from the Company's unconsolidated investment in a materials company.
Interest and other income (expense), net during the third quarter ended September 30, 2025, decreased 94.5%, or $0.8 million, to less than $0.1 million, due primarily to the collection of interest income related to a note receivable, which was previously reserved, in the third quarter of 2024.

Financial results - First Nine Months of 2025 compared with 2024

(amounts in thousands, except percentage data and per share data; unaudited)	Nine Months Ended September 30,		2025 vs 2024
	2025	2024	$	%
Operating revenue	$155,688	$174,193	$(18,505)	(10.6)%
Cost of operations	(82,727)	(92,334)	9,607	10.4%
Selling, general, and administrative	(20,087)	(21,927)	1,840	8.4%
Gain (loss) on commercial real estate transactions	6,659	—	6,659	NM
Gain (loss) on disposal of assets and settlements, net	11,763	2,148	9,615	4X
Operating income (loss)	71,296	62,080	9,216	14.8%
Income (loss) related to joint ventures and partnerships	7,206	3,836	3,370	87.9%
Impairment of equity method investment	(406)	—	(406)	NM
Interest and other income (expense), net	318	2,652	(2,334)	(88.0)%
Interest expense	(17,617)	(17,119)	(498)	(2.9)%
Income tax benefit (expense)	24	(174)	198	NM
Income (loss) from continuing operations	60,821	51,275	9,546	18.6%
Income (loss) from discontinued operations (net of income taxes)	77	(3,181)	3,258	NM
Net income (loss)	$60,898	$48,094	12,804	26.6%

Basic Earnings (Loss) Per Share of Common Stock:
Basic earnings (loss) per share - continuing operations	$0.84	$0.71	$0.13	18.3%
Basic earnings (loss) per share - discontinued operations	—	(0.05)	0.05	100.0%
	$0.84	$0.66	$0.18	27.3%
Diluted Earnings (Loss) Per Share of Common Stock:
Diluted earnings (loss) per share - continuing operations	$0.84	$0.70	$0.14	20.0%
Diluted earnings (loss) per share - discontinued operations	—	(0.04)	0.04	100.0%
	$0.84	$0.66	$0.18	27.3%

Continuing operations available to A&B common shareholders	$60,821	$51,257	$9,564	18.7%
Discontinued operations available to A&B common shareholders	77	(3,181)	3,258	NM
Net income (loss) available to A&B common shareholders	$60,898	$48,076	$12,822	26.7%

Funds From Operations ("FFO")[1]	$82,910	$78,054	$4,856	6.2%
Adjusted FFO[1]	$61,876	$65,886	$(4,010)	(6.1)%

FFO per diluted share	$1.14	$1.07	$0.07	6.5%
Weighted average diluted shares outstanding (FFO/Adjusted FFO)[2]	72,871	72,718

[1] For definitions of capitalized terms and a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO/Adjusted FFO.
The causes of material changes in the condensed consolidated statements of operations for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for the nine months ended September 30, 2025, decreased 10.6%, or $18.5 million, to $155.7 million, primarily due to lower revenues from the Land Operations segment's unimproved and development land sales, partially offset by higher revenue from the Commercial Real Estate segment.
Cost of operations for the nine months ended September 30, 2025, decreased 10.4% or $9.6 million, to $82.7 million, primarily due to the Land Operations segment's lower cost of sales associated with unimproved and development land sales and lower expenses related to post-close remediation work for legacy business operations, partially offset by the Commercial Real Estate segment's higher depreciation expense, mainly from the acquisition of Waihona Industrial during September 2024 and accelerated depreciation that resulted from revised economic life, and higher property operating costs incurred in the Commercial Real Estate segment.
Selling, general and administrative expense during the third quarter ended September 30, 2025, decreased 8.4%, or $1.8 million, to $20.1 million, due primarily to lower software and technology, personnel-related, and professional services expenses.
Gain (loss) on commercial real estate transactions of $6.7 million during the nine months ended September 30, 2025, is related to two leases that met the criteria for classification as sales-type leases during the first and third quarters of 2025. Accordingly, the Company derecognized the associated real estate property and recognized $6.7 million in selling profit from sales-type leases.
Gain (loss) on disposal of assets and settlements, net of $11.8 million for the nine months ended September 30, 2025, is primarily related to a contract modification and favorable resolution of the remaining rights and obligations from a land sale in a prior year. Gain (loss) on disposal of assets and settlements, net of $2.1 million for the nine months ended September 30, 2024, was primarily related to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year.
Income (loss) related to joint ventures and partnerships for the nine months ended September 30, 2025, increased 87.9%, or $3.4 million, to $7.2 million, due primarily to higher income from a legacy real estate joint venture that was driven by the release of reserves.
Interest and other income (expense), net of $2.7 million for the nine months ended September 30, 2024, was due primarily to a gain on the fair value adjustment for two forward interest rate swaps and the collection of interest income related to a note receivable, which was previously reserved, partially offset by a one-time financing charge.
Income (loss) from discontinued operations (net of income taxes) during the nine months ended September 30, 2024, of $(3.2) million primarily relates to the resolution of cessation related liabilities associated with the Company's former sugar operations that did not reoccur in the current year.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results - Third quarter of 2025 compared with 2024
Results of operations for the third quarter ended September 30, 2025 and 2024, were as follows:

(amounts in thousands, except percentage data; unaudited)	Three Months Ended September 30,		2025 vs 2024
	2025	2024	$	%
Commercial Real Estate operating revenue	$50,213	$49,381	$832	1.7%
Commercial Real Estate operating costs and expenses	(26,239)	(25,292)	(947)	(3.7)%
Selling, general, and administrative	(1,282)	(1,292)	10	0.8%
Intersegment operating revenue[1]	—	6	(6)	(100.0)%
Interest and other income (expense), net	27	26	1	3.8%
Commercial Real Estate operating profit (loss)	$22,719	$22,829	$(110)	(0.5)%

Net Operating Income ("NOI")[2]	$32,760	$32,368	$392	1.2%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$31,916	$31,731	$185	0.6%
Gross leasable area ("GLA") in square feet ("SF") for improved properties at end of period	3,957	4,014	(57)	(1)%

[1] Intersegment operating revenue for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
Commercial Real Estate operating revenue increased 1.7% or $0.8 million, to $50.2 million for the third quarter ended September 30, 2025, as compared to the third quarter ended September 30, 2024. Operating profit decreased 0.5%, or $0.1 million, to $22.7 million for the third quarter ended September 30, 2025, as compared to the third quarter ended September 30, 2024. The increase in operating revenue from the prior year period was primarily related to higher rental and recovery revenue, largely driven by the acquisition of Waihona Industrial during September 2024 and the sales-type lease entered into in the first quarter of 2025. The decrease in operating profit from the prior year period was primarily driven by higher depreciation expense, mainly related to the Waihona Industrial acquisition noted above, coupled with higher bad debt reserves and partially offset by the increase in rental and recovery revenue.

Financial results - First Nine Months of 2025 compared with 2024
Operating results for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were as follows:

	Nine Months Ended September 30,		2025 vs 2024
(amounts in thousands, except percentage data; unaudited)	2025	2024	$	%
Commercial Real Estate operating revenue	$151,987	$147,477	$4,510	3.1%
Commercial Real Estate operating costs and expenses	(79,340)	(75,842)	(3,498)	(4.6)%
Selling, general, and administrative	(4,355)	(4,358)	3	0.1%
Intersegment operating revenue, net[1]	—	19	(19)	(100.0)%
Interest and other income (expense), net	58	125	(67)	(53.6)%
Commercial Real Estate operating profit (loss)	$68,350	$67,421	$929	1.4%

Net Operating Income ("NOI")[2]	$99,608	$95,764	$3,844	4.0%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$97,037	$93,909	$3,128	3.3%

[1] Intersegment operating revenue, net for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of a non-GAAP financial measure and the required reconciliation of non-GAAP measures to GAAP measures, refer to page 36.
Commercial Real Estate operating revenue increased 3.1% or $4.5 million, to $152.0 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Operating profit increased 1.4%, or $0.9 million, to $68.4 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase in operating revenue and operating profit from the prior year was primarily due to higher rental revenue, largely driven by the acquisition of Waihona Industrial in September 2024 and the sales-type lease entered into in the first quarter of 2025, partially offset by higher depreciation expense due to the Waihona Industrial acquisition and accelerated depreciation that resulted from a revised economic life.

Commercial Real Estate portfolio additions, transfers, and dispositions
During the nine months ended September 30, 2025, the Company's transfers of commercial real estate properties were as follows (dollars in millions):

Transfers In
Property	Location	Date (Month/Year)	Purchase Price	GLA (SF)
Maui Business Park - 4.7-acre parcel subject to ground lease	Maui	03/2025	N/A1	N/A2
[1] Represents an intercompany transaction. Land and land improvements transferred from the Land Operations segment. During the nine months ended September 30, 2025, the Company entered into a ground lease agreement for the transferred land, and the agreement was determined to meet the classification as a sales-type lease.

[2] Transfer of land and land improvements only.
The Company made no acquisitions nor dispositions of CRE improved properties or ground lease interests in land during the three and nine months ended September 30, 2025.

Leasing activity
During the third quarter ended September 30, 2025, the Company signed 22 new leases and 27 renewal leases for its improved properties across its retail, industrial, and office asset classes, covering 163,800 square feet of GLA. The 22 new leases consist of 36,900 square feet with an average annual base rent of $41.73 per-square-foot. Of the 22 new leases, 6 leases with a total GLA of 10,100 square feet were considered comparable (i.e., renewals, for the same units, or new leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 6 leases, resulted in a 2.8% average base rent decrease over comparable expiring leases. This decrease was caused by 1 of the 6 leases. The 27 renewal leases consist of 126,800 square feet with an average annual base rent of $14.02 per square foot. Of the 27 renewal leases, 19 leases with a total GLA of 64,600 square feet were considered comparable and resulted in a 7.4% average base rent increase over comparable expiring leases. The Company signed no new or renewal ground leases during the third quarter ended September 30, 2025.
Leasing activity summarized by asset class for the three and nine months ended September 30, 2025, were as follows:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]
Retail	34	93,300	$24.11	2.4%	97	207,800	$39.55	8.0%
Industrial	14	69,800	$15.09	6.0%	40	369,100	$17.94	7.3%
Office	1	700	$25.80	N/A	6	7,500	$36.00	2.5%
Subtotal - Improved properties	49	163,800	$20.27	4.4%	143	584,400	$25.86	7.6%
Ground[5]	—	N/A1	N/A	N/A	3	N/A1	$1.1	3.0%
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
[5] During the nine months ended September 30, 2025, the Company entered into a non-comparable ground lease for a 4.7-acre land parcel located within Maui Business Park. As rent has not yet commenced for the lease, the ABR presented is the expected economic ABR.

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

	As of	As of	Basis Point Change
	September 30, 2025	September 30, 2024
Leased Occupancy	95.6%	94.0%	160
Physical Occupancy	95.2%	93.5%	170
Economic Occupancy	94.3%	93.0%	130

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of September 30, 2025 and 2024, were as follows:

Leased Occupancy
	As of	As of	Basis Point Change
	September 30, 2025	September 30, 2024
Retail	95.5%	92.9%	260
Industrial	97.5%	97.4%	10
Office	80.4%	80.6%	(20)
Total Leased Occupancy	95.6%	94.0%	160

Economic Occupancy
	As of	As of	Basis Point Change
	September 30, 2025	September 30, 2024
Retail	93.5%	91.4%	210
Industrial	97.5%	97.2%	30
Office	79.2%	79.3%	(10)
Total Economic Occupancy	94.3%	93.0%	130

Same-Store Leased Occupancy
	As of	As of	Basis Point Change
	September 30, 2025	September 30, 2024
Retail	95.7%	94.4%	130
Industrial	98.5%	97.4%	110
Office	97.1%	94.4%	270
Total Same-Store Leased Occupancy	96.7%	95.4%	130

Same-Store Economic Occupancy
	As of	As of	Basis Point Change
	September 30, 2025	September 30, 2024
Retail	93.7%	92.8%	90
Industrial	98.5%	97.1%	140
Office	96.2%	94.4%	180
Total Same-Store Economic Occupancy	95.3%	94.3%	100
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

Financial results - Third quarter of 2025 compared with 2024
Results of operations for the third quarter ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,
(amounts in thousands; unaudited)	2025	2024
Development sales revenue	$—	$1,853
Unimproved/other property sales revenue	—	10,557
Other operating revenue[1]	35	153
Total Land Operations operating revenue	35	12,563
Land Operations operating costs and expenses[2]	(1,311)	(7,159)
Selling, general, and administrative	(181)	(236)
Gain (loss) on disposal of assets and settlements, net	7	—
Impairment of equity method investment	(406)	—
Income (loss) related to joint ventures and partnerships	1,592	2,142
Interest and other income (expense), net	(34)	571
Total Land Operations operating profit (loss)	$(298)	$7,881

[1] Other operating revenue includes revenue related to licensing and leasing of legacy agricultural lands during the three months ended September 30, 2025 and 2024.
[2] Includes intersegment operating charges for Land Operations that are from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
Third quarter of 2025: Land Operations operating loss of $0.3 million for the three months ended September 30, 2025, is primarily composed of legacy lands carrying costs, partially offset by equity earnings from joint ventures of $1.6 million driven by earnings from the Company's unconsolidated investment in a materials company.
Third quarter of 2024: Land Operations operating revenue of $12.6 million and operating costs and expenses of $7.2 million during the third quarter ended September 30, 2024, were primarily related to an unimproved and other land sale on the island of Maui, as well as the sale of one development parcel at Maui Business Park.
Land Operations operating profit of $7.9 million for the third quarter ended September 30, 2024, was primarily composed of the margins from unimproved land and development land sales, as well as equity earnings from joint ventures of $2.1 million primarily related to the Company's unconsolidated investment in a materials company, and interest and other income (expense), net of $0.6 million primarily due to the collection of interest income related to a note receivable, which was previously reserved.

Financial Results - First Nine Months of 2025 compared with 2024

	Nine Months Ended September 30,
(amounts in thousands; unaudited)	2025	2024
Development sales revenue	$—	$5,989
Unimproved/other property sales revenue	3,358	20,182
Other operating revenue[1]	343	545
Total Land Operations operating revenue	3,701	26,716
Land Operations operating costs and expenses[2]	(3,386)	(16,516)
Selling, general, and administrative	(456)	(874)
Gain (loss) on disposal of assets and settlements, net	11,788	2,148
Impairment of equity method investment	(406)	—
Income (loss) related to joint ventures and partnerships	7,206	3,836
Interest and other income (expense), net	11	670
Total Land Operations operating profit (loss)	$18,458	$15,980
[1] Other operating revenue includes revenue related to licensing and leasing of legacy agricultural lands during the nine months ended September 30, 2025 and 2024.
[2] Includes intersegment operating charges for Land Operations that are primarily from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.
First Nine Months of 2025: Land Operations operating revenue of $3.7 million for the nine months ended September 30, 2025, is primarily related to unimproved and other land sales on the island of Maui.
Land Operations operating profit of $18.5 million for the nine months ended September 30, 2025, is primarily composed of the gain related to a contract modification and favorable resolution of remaining rights and obligations from a land sale in a prior year, equity earnings from joint ventures driven by a release of reserves held at a legacy real estate joint venture and earnings from the Company's unconsolidated investment in a materials company, and the margins resulting from unimproved land sales in the current year.
First Nine Months of 2024: Land Operations operating revenue of $26.7 million and operating costs and expenses of $16.5 million for the nine months ended September 30, 2024, were primarily related to unimproved and other land sales on the islands of Maui and Kauai, as well as the sale of four development parcels at Maui Business Park. Operating costs and expenses during the nine months ended September 30, 2024, also includes charges related to increased estimated remediation work for legacy business operations in the amount of $2.2 million.
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

Reconciliations of net income (loss) available to A&B common shareholders to FFO and Adjusted FFO for the three and nine months ended September 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) available to A&B common shareholders	$14,337	$18,998	$60,898	$48,076
Depreciation and amortization of commercial real estate properties	9,589	8,932	28,748	26,797
Gain on commercial real estate transactions[1]	(2,556)	—	(6,659)	—
(Income) loss from discontinued operations, net of income taxes	39	300	(77)	3,181
FFO	21,409	28,230	82,910	78,054
Add (deduct) Adjusted FFO defined adjustments
(Gain) loss on sale of legacy business[2]	—	—	—	(2,125)
Non-cash changes to liabilities related to legacy operations[3]	250	—	(11,407)	2,193
Provision for (reversal of) current expected credit losses	26	(628)	44	(628)
Impairment of equity method investment	406	—	406	—
Legacy joint venture (income) loss[4]	(1,592)	(2,142)	(7,424)	(3,836)
(Gain) loss on fair value adjustments related to interest rate swaps	—	—	—	(3,675)
Non-recurring financing-related charges	—	—	—	2,350
Amortization of share-based compensation	1,359	1,266	4,096	3,654
Maintenance capital expenditures[5]	(2,056)	(2,503)	(5,644)	(7,745)
Leasing commissions paid	(382)	(389)	(1,126)	(927)
Sales-type lease interest income adjustments	(210)	—	(482)	—
Straight-line lease adjustments	(292)	(564)	(447)	(1,868)
Amortization of net debt premiums or discounts and deferred financing costs	422	247	1,268	738
Favorable (unfavorable) lease amortization	(228)	(103)	(318)	(299)
Adjusted FFO	$19,112	$23,414	$61,876	$65,886

[1] Includes selling profits from sales-type leases.
[2] Amounts in 2024 are primarily due to the favorable resolution of contingent liabilities related to the prior year sale of a legacy business.
[3] Amounts in 2025 are mainly related to the favorable resolution of rights and obligations from a land sale in a prior year, partially offset by transfer of the Company's interest in a joint venture of $2.7 million. Amounts in 2024 are primarily related to environmental reserves associated with legacy business activities in the Land Operations segment.

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
NOI represents total Commercial Real Estate contract-based operating revenue that is realizable (i.e., assuming collectability is deemed probable) less the direct property-related operating expenses paid or payable in cash. The calculation of NOI excludes the impact of depreciation and amortization (e.g., depreciation related to capitalized costs for improved properties, other capital expenditures for building/area improvements and tenant space improvements, as well as amortization of leasing commissions); straight-line lease adjustments; non-cash income related to sales-type leases; amortization of favorable/unfavorable lease assets/liabilities; lease termination income; interest and other income (expense), net; selling, general, administrative and other income and expenses (not directly associated with the property); and impairment of commercial real estate assets.
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
To emphasize, the Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies. Reconciliations of Commercial Real Estate operating profit to Commercial Real Estate NOI for the three and nine months ended September 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
CRE Operating Profit	$22,719	$22,829	$68,350	$67,421
Depreciation and amortization	9,592	8,932	28,757	26,797
Straight-line lease adjustments	(292)	(564)	(447)	(1,868)
Favorable/(unfavorable) lease amortization	(228)	(103)	(318)	(299)
Sales-type lease adjustments	(184)	—	(438)	—
Termination fees and other	(99)	8	(584)	(520)
Interest and other income (expense), net	(27)	(26)	(58)	(125)
Selling, general, and administrative	1,279	1,292	4,346	4,358
NOI	32,760	32,368	99,608	95,764
Less: NOI from acquisitions, dispositions, and other adjustments	(844)	(637)	(2,571)	(1,855)
Same-Store NOI	$31,916	$31,731	$97,037	$93,909

Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans both in the short-term (i.e., the next twelve months from September 30, 2025) and long-term (i.e., beyond the next twelve months) have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been supporting its known contractual obligations and also funding capital expenditures (including recent commercial real estate acquisitions and real estate developments); shareholder distributions; and working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of September 30, 2025, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
As of September 30, 2025, after the effects of interest rate swaps, the Company had $422.5 million of fixed-rate debt and $53.0 million of variable-rate debt with a total weighted average interest rate of 4.67%. Of the total debt amount of $475.5 million, $18.3 million will become due in the next twelve months. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would have little impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; borrowing capacity under its revolving credit facility; and proceeds from debt financings will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from September 30, 2025) and long-term (i.e., beyond the next twelve months).
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

In June 2025, the Company and certain of its subsidiaries entered into a termination agreement with Mahi Pono Holdings, LLC ("Mahi Pono") and certain of its related entities ("the Termination Agreement") in which both parties mutually agreed to generally terminate the remaining rights and performance obligations related to a 2018 sale of approximately 41,000 acres of agricultural land on Maui. Under the Termination Agreement, the Company became obligated to pay $55.3 million to Mahi Pono in installments over a period of four years with $10.0 million paid upon execution of the Termination Agreement, $12.65 million payable on each of the first and second anniversaries of the Termination Agreement, and $10.0 million payable on each of the third and fourth anniversaries of the Termination Agreement. As of September 30, 2025, the remaining $45.3 million payable under the Termination Agreement is included in Refund liability in the condensed consolidated balance sheets.
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
The Company began pre-construction of a commercial real estate development project during the second quarter of 2025, and the long-term capital expenditures for contractual commitments related to the development project is estimated to be in the range of $38.8 million to $39.6 million.
Other than as noted above, as of September 30, 2025, there were no other material changes in the Company's known contractual obligations from the end of the preceding fiscal year ended December 31, 2024. Refer to Note 6 – Notes Payable and Other Debt, Note 7 – Derivative Instruments, and Note 11 – Leases - The Company as a Lessee in this report for further discussion.
Further, a description of other commitments, contingencies and off-balance sheet arrangements is contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2024 Form 10-K. As of September 30, 2025, there have been no material changes in the Company's other commitments, contingencies and off-balance sheet arrangements from the end of the preceding fiscal year ended December 31, 2024. Refer to Note 8 – Commitments and Contingencies in this report for further discussion.
Sources of liquidity
As noted above, one of the Company's principal sources of liquidity has been operating cash flows from continuing operations. For the nine months ended September 30, 2025, operating cash flows from continuing operations of $67.0 million was primarily driven by cash generated by the Commercial Real Estate segment (the Company's core business) and cash proceeds from unimproved land sales in the Land Operations segment. The Company's operating cash flows from continuing operations for the nine months ended September 30, 2025, represents an decrease of $8.3 million from $75.4 million for the nine months ended September 30, 2024, due primarily to lower cash proceeds from unimproved land sales in the Land Operations segment, and a $10.0 million refund liability payment during the nine months ended September 30, 2025, partially offset by higher operating cash distributions from joint ventures and lower carrying costs associated with legacy landholdings for the nine months ended September 30, 2025, and higher cash paid for the payment of a one-time financing charge, certain post retirement benefits, and prepaid expenses during the nine months ended September 30, 2024.
The Company's other primary sources of liquidity include its cash on-hand of $17.3 million as of September 30, 2025, and the Company's revolving credit and term facilities, which provide liquidity and flexibility on a short-term (i.e., the next twelve months from September 30, 2025), as well as long-term basis. With respect to the $450.0 million A&B Revolver available for general A&B purposes, as of September 30, 2025, the Company had $183.0 million of borrowings outstanding, no letters of credit issued against, and $267.0 million of available capacity.
On August 13, 2024, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $200.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of September 30, 2025, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash used in investing activities for continuing operations was $30.4 million for the nine months ended September 30, 2025, as compared to $40.8 million for the nine months ended September 30, 2024. Cash used in investing activities for continuing operations during the nine months ended September 30, 2025, was primarily driven by capital expenditures of $37.1 million partially offset by the collection of a seller financing receivable related to a prior year commercial real estate property disposal and distributions from investments in joint ventures and partnerships. Net cash used in investing activities for continuing operations during the nine months ended September 30, 2024, was primarily driven by capital expenditures of $41.7 million, including $29.8 million in capital expenditures for a commercial real estate property acquisition.
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

Capital expenditures for the respective periods for all segments were as follows (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures for real estate
Ongoing maintenance capital expenditures
Building/area improvements	$1,382	$1,335	$3,069	$3,851
Tenant space improvements	674	1,168	2,575	3,894
Total ongoing maintenance capital expenditures for real estate	2,056	2,503	5,644	7,745
Discretionary capital expenditures
Property acquisitions	—	29,826	—	29,826
Development and redevelopment[1]	3,950	630	7,317	2,028
Tenant space improvements - nonrecurring[2]	21,368	—	21,502	—
Total discretionary capital expenditures for real estate	25,318	30,456	28,819	31,854
Capitalized indirect costs	811	701	2,445	2,016
Total capital expenditures for real estate[1]	28,185	33,660	36,908	41,615
Corporate and other capital expenditures	—	33	160	89
Total Capital Expenditures[1]	$28,185	$33,693	$37,068	$41,704
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the condensed consolidated statement of cash flows as operating activities and are excluded from the tables above.
2 Includes non-recurring major renovations and first-time space build outs.
Cash used in financing activities for continuing operations was $51.8 million for the nine months ended September 30, 2025, as compared to $43.4 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company's net cash outlays related to financing activities were primarily due to cash dividend payments totaling $49.3 million, repayments of secured and unsecured notes payable and other debt of $33.9 million, and net borrowing of $33.0 million on the Company's revolving credit facility. During the nine months ended September 30, 2024, the Company's net cash outlays related to financing activities were primarily due to repayments of secured and unsecured notes payable and other debt of $86.6 million and cash dividend payments totaling $48.8 million, partially offset by cash proceeds of $60.0 million from the Series M Note and net borrowings of $35.0 million on the Company's revolving credit facility.

The Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock between January 1, 2024 and December 31, 2025. The Company did not repurchase any shares during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased 5,830 shares of its common stock in the open market for an aggregate purchase price, including commissions, of $0.1 million. As of September 30, 2025, $99.9 million remains available under the stock repurchase program.
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
During the nine months ended September 30, 2025, the Company completed two transactions that gave rise to tax-deferred proceeds from sales that qualified under §1031 of the Code. $0.5 million of tax-deferred proceeds from the first transaction were not reinvested under the Code resulting in their distribution to the Company in September 2025. $0.8 million of tax-deferred proceeds from the second transaction were available for use and had not yet been reinvested under the Code as of September 30, 2025. These funds were ultimately not reinvested under the Code resulting in their distribution to the Company in October 2025.
Trends, events and uncertainties
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including market volatility, supply chain and labor constraints, inflationary pressures, trade disputes, such as the imposition of new or increased sanctions or tariffs, changes in the local or global tourism industry, war, natural disasters or effects of climate change, government shutdowns, or a prolonged economic downturn could adversely affect our business. The impact of an elevated federal funds rate for a prolonged period resulted in a tightening of credit and contributed to volatility in the banking, technology, and housing industries. In an effort to improve the labor market and price stability, the Federal Reserve lowered the federal funds target rate range by 0.25% in September 2025, and is considering additional adjustments to the target rate range. The ultimate extent of the impact that these trends and events will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and discretionary and non-discretionary spending, all of which are highly uncertain and cannot be reasonably predicted.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.
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
In October 2023, the Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock beginning on January 1, 2024, and ending on December 31, 2025. In October 2025, the Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock beginning on January 1, 2026, and ending on December 31, 2027.
During the quarter ended September 30, 2025, the Company repurchased no shares of its common stock. As of September 30, 2025, $99.9 million remains available under the stock repurchase program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2025.

ITEM 6. EXHIBITS
EXHIBIT INDEX
10.        Material Contracts
10.b.1.(xxii)    Alexander & Baldwin, Inc. Annual Incentive Plan, effective January 1, 2013
10.b.1.(xxiii)    Amendment No.1 to Alexander & Baldwin, Inc. Annual Incentive Plan, effective January 1, 2014
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
101    The following information from Alexander & Baldwin, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; (v) Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.

October 31, 2025	By: /s/ Clayton K.Y. Chun
Clayton K.Y. Chun
Executive Vice President, Chief Financial Officer and Treasurer

October 31, 2025	By: /s/ Anthony J. Tommasino
Anthony J. Tommasino
Vice President and Controller