Form 10-K
period 2025-12-31
Alexander & Baldwin, Inc.
filed 2026-02-27
CIK 1545654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold, or the average bid and asked price of such Common Stock, as of the last business day of the most recently completed second fiscal quarter June 30, 2025: $1,297,190,804
Number of shares of Common Stock outstanding as of latest practicable date (February 13, 2026): 72,875,492

1

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ALEXANDER & BALDWIN, INC.
FORM 10-K
Annual Report for the Fiscal Year
Ended December 31, 2025
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
The Company's commercial real estate portfolio consists of 22 retail centers, 14 industrial assets, and four office properties, representing approximately four million square feet of gross leasable area ("GLA"), as well as 145 acres of commercial land in Hawai‘i, of which substantially all is leased pursuant to urban ground leases. As of December 31, 2025, the improved portfolio leased occupancy was at 95.6%, which is leased to a mix of national, regional, and local retailers and businesses.
Agreement and Plan of Merger
On December 8, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Tropic Purchaser LLC, a Delaware limited liability company ("Parent"), and Tropic Merger Sub LLC, a Hawaii limited liability company and wholly owned subsidiary of Parent ("Merger Sub"). Parent is a joint venture formed by MW Group and funds affiliated with Blackstone Real Estate and DivcoWest. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Sub (the "Merger") and the separate existence of the Company will cease and Merger Sub will survive as a wholly owned subsidiary of Parent. The Merger is expected to close in the first quarter of 2026, subject to customary closing conditions, including approval of the Company's shareholders. For additional information regarding the Merger and the terms of the Merger Agreement, see (i) Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, (ii) the Current Report on Form 8-K that the Company filed with the SEC on December 8, 2025, and (iii) the definitive proxy statement on Schedule 14A that the Company filed with the SEC on January, 23, 2026 (as it may be amended or supplemented from time to time).

Business Objectives and Strategies
The Company's business objective is to create long-term shareholder value and sustainable income by strategically acquiring, managing, and enhancing a premier portfolio of commercial real estate properties in Hawai‘i. The Company intends to achieve its objective through the following strategies:

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

•Market Knowledge and Deep Local Roots - A&B’s management team is physically in the islands which provides direct insight into the needs of the communities the Company serves. Being geographically focused allows A&B to create and cultivate unique relationships that lead to value creating opportunities in leasing, vendor relationships, and growth.
Balance Sheet Management and Financing Strategy Positioned for External Growth - The Company intends to grow its commercial real estate portfolio by pursuing accretive acquisitions in its preferred asset classes and other commercial property investment opportunities when they are strategically consistent with the value creation objectives of the Company and have attractive risk-adjusted returns relative to the Company’s cost of capital, while maintaining a moderate leverage profile and flexible balance sheet. The Company strives to maintain an appropriate debt profile to include well-laddered debt maturities, favorable leverage ratios, a high proportion of fixed-rate debt, and a general preference for unsecured debt.
Increase Income and Optimize Returns through Internal Growth - The Company strives to be the landlord of choice by providing desirable locations, quality properties, community amenities, and effective leasing and management of commercial properties; as well as create value through property development and redevelopment in order to increase recurring income streams and optimize returns.
•Development and Redevelopment - The Company employs strong investment, development, and asset management teams to capitalize on embedded internal investment opportunities through the repositioning and redevelopment of existing assets, as well as ground-up development of new commercial properties at an appropriate risk-adjusted return on capital.
•Leasing - With the Company’s in-house leasing capabilities and tenant demand in submarkets in which A&B operates, the Company is positioned to achieve internal growth through increased rental rates on the renewal of expiring leases or the leasing of space to new tenants at higher rental rates while limiting vacancy and down-time. Additionally, the Company is able to drive incremental growth and enhance portfolio returns through attracting high-quality tenants and managing the merchandising mix of the tenant base.
•Property Management - The Company oversees all aspects of asset and property management including execution of effective marketing and leasing strategies to attract quality tenants, and increase occupancy and the effective and efficient management of property operations focused on reducing operating expenses and maximizing property cash flows over the long term, thereby enhancing the value of the Company’s properties.
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
Revenue Concentration
As of December 31, 2025, the Company's three largest tenants by annualized base rent (“ABR”) were Albertsons Companies (Safeway), Windward City Shopping Center, and City and County of Honolulu, with no single tenant accounting for more than 10% of total commercial real estate revenue in any of the three years ended December 31, 2025, 2024, and 2023. Pearl Highlands Center accounted for approximately 10.9%, 11.1%, and 11.6% of total Commercial Real Estate segment revenues for the three years ended December 31, 2025, 2024, and 2023, respectively. Kailua Retail accounted for approximately 11.1%, 10.5%, and 10.4% of total Commercial Real Estate segment revenues for the three years ended December 31, 2025, 2024, and 2023, respectively.
Discontinued Operations
In November 2023, the Company completed the sale of its interests in Grace Pacific LLC, a materials and construction company, Company-owned quarry land on Maui, and Grace Pacific’s 50% interest in a paving company (collectively, the

“Grace Disposal Group”). Refer to Note 20 – Sale of Business and Note 21 – Held for Sale and Discontinued Operations included within the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Grace Disposal Group, including income from discontinued operations.
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

Sustainability

While recent years have seen intense focus on sustainability topics, these principles have been an integral part of the Company's corporate culture and values since its founding over 155 years ago. The Company's deep Hawai‘i roots offer the obligation and privilege to exceed the baseline of corporate responsibility. The Company believes that doing what is right for its employees and communities is critical in achieving its goal to deliver long-term growth and to create value for shareholders.

Additional information regarding the Company’s sustainability initiatives is available in the Company’s Corporate Responsibility Report (“CRR”), which can be found on the Company’s website. Information on the Company’s website, including its CRR, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.

Environmental Stewardship
The Company understands the importance of environmental stewardship and throughout its history, has worked to protect and preserve Hawai‘i's unique and precious land and water resources. Today, the Company recognizes the risks that climate change poses to Hawai‘i's island communities and businesses, and strives to own, operate, and develop properties in ways that contribute to a more sustainable future. Its employee-led environmental council, which is comprised of a cross-functional team of individuals from all levels of the Company, develops and implements strategies to address sustainability and environmental stewardship, with a focus on energy efficiency, climate change, water conservation, waste management, and sustainable transportation. The Company is committed to addressing climate risks, and mitigating potential risks and vulnerabilities associated with its real estate portfolio. The Company also recognizes the importance of outreach to its tenants to promote sustainability initiatives, as tenant practices are beyond the Company's control and are a significant contributor of utility consumption and greenhouse gas ("GHG") emissions at its properties. The Company’s leases include terms that encourage sustainable practices in order to align tenant activity with the Company’s sustainability priorities.
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

•The Company continues to implement sustainable energy and conservation features at its properties, including installing energy efficient LED lighting, rooftop photovoltaic (“PV”) systems and electric vehicle (“EV”) charging stations, as well as incorporating the use of cool roofs, water efficient fixtures and reclaimed water, pedestrian friendly open spaces, ride and bike share transportation options, and native Hawaiian and environmentally friendly landscaping, among other initiatives.
•As of December 31, 2025, the Company has completed the installation of five PV systems totaling 2.5-megawatts, including a 1.3-megawatt rooftop system in 2022 at Pearl Highlands Center, the Company's largest retail asset by GLA, and a 0.5-megawatt rooftop system in 2023 at Kaka‘ako Commerce Center, the Company's second largest industrial asset by GLA, and three PV systems totaling 0.7-megawatts at various Oahu retail properties in 2024 and 2025. Additionally, the Company has three PV systems under construction on Oahu and Hawai‘i Island that are scheduled for completion in early 2026 and are expected to increase capacity by 0.5-megawatts.

Social Responsibility - Human Capital Resources
As "Partners for Hawai‘i," the Company is dedicated to its employees, collectively the A&B family, who play a vital role in achieving our mission to serve the communities in which it lives and operates, while creating value for all stakeholders. The Company strives to attract, develop, and retain employees with a wide range of backgrounds and perspectives, and support them in their pursuit to advance their careers, provide for their families, enjoy their work, and give back to the community.
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

Recruitment, Development, and Retention
The Company had 91 employees (including 3 part-time employees) as of December 31, 2025, compared to 99 employees (including 3 part-time employees) in the prior year. The Company has maintained a hybrid onsite/remote work environment and 94.5% of our employees are based in Hawai'i.
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
The Company believes that a fair and competitive compensation and benefits program with both short-term and long-term features aligns employee and shareholder interests by incentivizing business and individual performance (i.e., pay for performance), motivating based on long-term company performance, and integrating compensation with its business plans. Our employees have an average tenure of approximately 10 years and, for the year ended December 31, 2025, overall voluntary turnover was 10.7% which is lower than the average of 12% for REITs participating in the 2025 National Association of Real Estate Investment Trusts (“Nareit”) Compensation and Benefits Survey.
Engagement, Community, and Culture
The Company strives to keep employees engaged by communicating regularly through various channels, including town halls, learning and development trainings, community and social events, and frequent communication through an employee intranet, employee newsletters, and email updates. Since 2023, the Company has held an annual collaboration and learning day, an all-day event for employees that provided an opportunity to revitalize A&B’s corporate culture, foster connections with colleagues, and enhance professional development. The Company also conducts a confidential, annual employee survey to better understand employee perspectives on topics including employee experience, workplace culture, employee engagement and the direction and leadership of the Company. In 2025, the Company had an 81% participation rate. Results of the survey are reviewed carefully by senior leadership and have resulted in specific actions, including increased recognition programs and the development of the Company’s vision, mission, and values statements.
The Company has a long-standing commitment to giving back to the communities it serves and where its employees live, and it believes this dedication supports its ability to attract and retain talent. The Company also facilitates employee engagement in their communities through its matching gifts program, which supplements employees' contributions with Company donations to eligible community non-profit organizations; through volunteer initiatives that provide employees paid time off for community service and cash grants to qualifying organizations; and through corporate sponsorship of charities supported by its employees.
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
Summary of risks related to the Merger
•The Merger is subject to approval of our shareholders as well as the satisfaction of other closing conditions, some or all of which may not be satisfied (or waived, if applicable) within the expected timeframe, if at all.
•We may not complete the Merger within the timeframe anticipated or at all, which could have an adverse effect on our business, financial results and/or operations.

•We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships, including but not limited to relationships with existing and prospective employees, tenants, and other third-party business partners.
•In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.
•Pending litigation related to the Merger could result in substantial costs and may delay or prevent the Merger from being completed.
•If the Merger is completed, our shareholders will forgo potential future appreciation in the Company's value.
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
Summary of risks related to our Financing
•We may need to incur additional indebtedness, in the future, which could adversely affect our business, financial condition, and ability to make distributions to our shareholders.
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

•Covenants in our loan agreements may restrict our operations and adversely affect our financial condition and ability to make distributions to our shareholders.
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
Risks Related to the Merger
The Merger is subject to approval of our shareholders as well as the satisfaction of other closing conditions, some or all of which may not be satisfied (or waived, if applicable) within the expected timeframe, if at all.
Completion of the Merger is subject to a number of closing conditions, including, among others, (i) approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of the Company's common stock entitled to vote on the Merger Agreement, (ii) the absence of a law or order restraining, enjoining, rendering illegal or otherwise prohibiting the consummation of the Merger and (iii) the absence of a Company Material Adverse Effect (as defined in the

Merger Agreement). We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions, and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to the Company, covenants to conduct its business in the ordinary course and to not engage in certain kinds of material transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our shareholders approve the Merger Agreement, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We may not complete the Merger within the timeframe anticipated or at all, which could have an adverse effect on our business, financial results and/or operations.
The Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our shareholders failing to approve the Merger Agreement, our shareholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on the New York Stock Exchange (the "NYSE") and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on stock price, and it is uncertain when, if ever, the price of the shares would return to the price at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees and those with whom we do business;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a cash termination fee to Parent of $50.5 million, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, including, subject to certain exceptions, acquiring other properties or disposing of currently owned properties, making capital expenditures, incurring indebtedness, and declaring and paying regular quarterly cash dividends on common stock, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations, and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to the Company; and
•our exclusive remedy against the counterparties to the Merger Agreement with respect to any breach of the Merger Agreement is to seek payment by Parent of the parent termination fee in the amount of $155.3 million, which may not be adequate to cover our damages.

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results, and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships, including but not limited to relationships with existing and prospective employees, tenants, and other third-party business partners.

The Company’s efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, the business, which may materially adversely affect results of operation and the business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to the future could adversely affect our business and our relationships with tenants and potential tenants. For example, tenants and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings, and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.
Under the terms of the Merger Agreement, the Company may be required to pay a termination fee to Parent of $50.5 million if the Merger Agreement is terminated under specific circumstances set forth in the Merger Agreement. This payment could affect the structure, pricing, and terms proposed by a third party considering an acquisition of the Company and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our shareholders than the Merger. For these and other reasons, termination of the Merger Agreement could materially and adversely affect business operations and financial results, which in turn would materially and adversely affect the price of our common stock.

Pending litigation related to the Merger could result in substantial costs and may delay or prevent the Merger from being completed.
Lawsuits are often brought against public companies that have entered into merger agreements. Purported shareholders of the Company have filed, and may file in the future, lawsuits against the Company and/or our Board of Directors in connection with the Merger. Even if the lawsuits are without merit, defending against these claims can result in substantial costs to us and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed.

If the Merger is completed, our shareholders will forgo potential future appreciation in the Company's value.
If the Merger is consummated, the Company will no longer exist as an independent public company and our existing shareholders will not participate in any potential future appreciation in the value of the Company’s common stock. Such potential future appreciation depends on the Company’s future performance, and that the Company’s business plan is based, in part, on projections for a number of variables that are difficult to project and subject to a high level of uncertainty and volatility, including real estate values, interest rates, ongoing operating costs and necessary capital expenditures. Additionally, the receipt of the cash consideration in the Merger would (i) be taxable to our U.S. shareholders for U.S. federal income tax purposes and (ii) generally not be taxable to our non-U.S. shareholders for U.S. federal income tax purposes unless they have certain connections to the U.S.
Risks Related to Our Business and Operations
Our business is geographically concentrated in Hawai‘i and is dependent upon regional and local economic conditions, which may cause us to be more susceptible to adverse developments than if we owned a more geographically diverse portfolio.
Our business, including our portfolio of properties and operations, is located exclusively in Hawai‘i. While we believe this geographic focus provides a foundation for strong financial and operational performance, future growth, and resilience during economic down cycles, we may be more exposed to certain economic risks than if we owned a more geographically diverse portfolio. We may be particularly susceptible to adverse economic or other conditions and developments impacting Hawai‘i (such as periods of state-wide economic slowdown, businesses downsizing or exiting the Hawai‘i market, industry slowdowns, trade disputes, such as the imposition of new of increased sanctions or tariffs, changes in the local or global tourism industry, reductions or other changes in government spending or strategic defense priorities, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation, including as a result of executive orders), as well as to natural disasters that occur in this market (such as hurricanes, wildfires, tropical storms, volcanic eruptions, and other events). If there is a downturn in the economy or weakening of economic drivers in Hawai‘i, which include tourism, government, military and consumer spending, public and private construction starts and spending, personal income growth, and employment, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our shareholders, could be materially adversely affected. We cannot assure that this market will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail, industrial, or office properties. Any adverse economic or real estate developments in Hawaii, or any decrease in demand for retail, industrial, or office space resulting from the regulatory environment or business climate could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to shareholders.

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
There are numerous other developers, buyers, managers and owners of commercial real estate and undeveloped land that compete or may compete with us for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers of properties, including other REITs, private institutional investors, and other owner-operators of commercial real estate. Larger REITs may enjoy competitive advantages that result from a lower cost of capital. Intense competition may increase the market price we would have to pay to acquire properties or could lead to increased supply of space, which could then increase vacancies, the need for increased tenant incentives, decreased rents, sales prices or sales volume, or lack of development opportunities.
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
Risks Related to Our Financing
We may need to incur additional indebtedness, in the future, which could adversely affect our business, financial condition, and ability to make distributions to our shareholders.
We have obtained, and may continue to obtain, lines of credit, and other long-term financing that may be secured by our real estate assets. In connection with executing our business strategies, we expect to evaluate additional acquisitions and strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. We may also incur mortgage debt on real estate assets that we already own as a source of liquidity. In addition, we may borrow as necessary to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our shareholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we cannot guarantee that we will be able to obtain any such borrowings on satisfactory terms. Additionally, if we have insufficient income to service any recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets.

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

Covenants in our loan agreements may restrict our operations and adversely affect our financial condition and ability to make distributions to our shareholders.
When providing financing, a lender may impose restrictions on us that affect operating policies and our ability to incur additional debt. Our loan agreements may contain covenants that limit our ability to further mortgage a property. In addition, loan agreements may limit our ability to enter into or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, which may adversely affect our financial condition and ability to make distributions to our shareholders.

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

As many security threats involve social engineering, the Company maintains a security awareness and training program for all employees. The program provides continuous, adaptive security simulations and education, including brief quarterly training modules focused on emerging and relevant threats. The Company monitors participation and progress to help ensure ongoing preparedness and awareness across the organization.

The Company does not believe that any risks from cybersecurity threats to date, including as a result of any previous cybersecurity incidents of which the Company is aware, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial conditions. Refer to the risk factor captioned, “Security breaches through cyber attacks or intrusions, or other significant disruptions of the Company's information technology ("IT") networks, communications, and related systems could impair our ability to operate, adversely affect our financial condition, and damage our reputation.,” in Part I, Item IA. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

ITEM 2. DESCRIPTION OF PROPERTIES BY SEGMENT
Commercial Real Estate

Asset classes
The Company owns and operates a portfolio of improved properties within three asset classes in Hawai‘i (retail, industrial and office). The following table presents a summary of GLA square footage ("SF") by the improved property asset class and location as of December 31, 2025:

	Oahu	Maui	Kauai	Hawai‘i Island	Total
Retail	1,723,300	288,600	228,600	222,100	2,462,600
Industrial	1,037,600	163,600	64,600	86,700	1,352,500
Office	37,100	108,500	—	—	145,600
Total	2,798,000	560,700	293,200	308,800	3,960,700
The Company also owns 145 acres of land in Hawai‘i, primarily on Oahu and Maui, of which substantially all is leased pursuant to urban ground leases as of December 31, 2025.

Improved properties
Most of the Company's improved retail, industrial and office properties are located on Oahu and Maui, with a smaller number of holdings on Hawai‘i (island) and Kauai. The occupancy for the improved properties portfolio (i.e., the percentage of square footage leased and commenced to gross leasable space at the end of the period reported, "Leased Occupancy") was 95.6% as of December 31, 2025, and 94.6% as of December 31, 2024. For properties in the portfolio, the Company presents annualized base rent ("ABR") for each of its improved properties on a total and per-square-foot ("PSF") basis; ABR is calculated by multiplying the current month's contractual base rent by twelve.

As of December 31, 2025, the Company's commercial real estate improved property assets were as follows (dollars in thousands, except PSF data):

	Property	Island	Year Built/ Renovated	Current GLA (SF)	Leased/Economic Occupancy		ABR	ABR PSF
	Retail:
1	Pearl Highlands Center	Oahu	1992-1994	412,200	99.8%	99.7%	$11,571	$28.14
2	Kailua Retail	Oahu	1947-2014	338,200	97.0%	96.0%	13,897	43.12
3	Laulani Village	Oahu	2012	175,300	97.8%	97.8%	7,356	42.92
4	Waianae Mall	Oahu	1975	170,800	96.2%	96.2%	4,078	25.02
5	Manoa Marketplace	Oahu	1977, 2023	142,500	95.4%	92.1%	5,091	39.29
6	Queens' MarketPlace	Hawai‘i Island	2007	133,700	86.3%	79.3%	5,091	57.05
7	Kaneohe Bay Shopping Center (Leasehold)	Oahu	1971	125,500	99.5%	99.5%	3,549	28.42
8	Hokulei Village	Kauai	2015	119,000	100.0%	100.0%	4,830	40.59
9	Pu‘unene Shopping Center	Maui	2017	118,000	78.4%	78.4%	4,941	53.41
10	Waipio Shopping Center	Oahu	1986, 2004	113,800	98.6%	98.6%	3,914	34.98
11	Aikahi Park Shopping Center	Oahu	1971, 2022	97,300	92.2%	89.1%	3,522	41.48
12	Lanihau Marketplace	Hawai‘i Island	1987	88,400	95.5%	94.3%	1,649	19.79
13	The Shops at Kukui`ula	Kauai	2009	86,000	96.7%	92.3%	4,161	54.92
14	Ho‘okele Shopping Center	Maui	2019	71,400	98.7%	96.1%	2,908	42.40
15	Kunia Shopping Center	Oahu	2004	60,600	86.5%	84.8%	2,187	43.65
16	Kahului Shopping Center[1]	Maui	1951	49,100	84.1%	84.1%	800	19.39
17	Lau Hala Shops	Oahu	2018	46,300	100.0%	100.0%	2,756	59.57
18	Napili Plaza	Maui	1991	45,600	100.0%	89.9%	1,460	36.71
19	Gateway Mililani Mauka	Oahu	2008, 2013	34,900	96.8%	91.7%	2,098	65.61
20	Port Allen Marina Center	Kauai	2002	23,600	76.3%	76.3%	650	36.08
21	The Collection	Oahu	2017	5,900	100.0%	100.0%	369	62.54
22	22 Hana Highway[1]	Maui	1999	4,500	100.0%	100.0%	151	33.50
	Subtotal – Retail			2,462,600	95.4%	94.0%	$87,029	$38.08
	Industrial:
1	Komohana Industrial Park	Oahu	1990	222,000	100.0%	100.0%	$3,614	$16.28
2	Kaka`ako Commerce Center	Oahu	1969	201,100	96.9%	96.9%	2,720	14.09
3	Waipio Industrial	Oahu	1988-1989	158,400	99.4%	99.4%	3,043	19.33
4	Opule Industrial	Oahu	2005-2006, 2018	151,500	100.0%	100.0%	2,787	18.40
5	P&L Warehouse	Maui	1970	104,100	100.0%	100.0%	1,788	17.17
6	Kapolei Enterprise Center	Oahu	2019	93,100	100.0%	100.0%	1,799	19.33
7	Honokohau Industrial	Hawai‘i Island	2004-2006, 2008	86,700	96.0%	96.0%	1,421	17.08
8	Waihona Industrial[1]	Oahu	1981,1988,2001,2008	81,500	100.0%	100.0%	1,620	19.88
9	Kailua Industrial / Other	Oahu	1951-1974	68,900	97.8%	95.2%	1,281	19.54
10	Port Allen Center	Kauai	1983, 1993	64,600	97.8%	97.8%	870	13.77
11	Harbor Industrial[1]	Maui	1930	51,100	62.0%	62.0%	482	15.19
12	Kaomi Loop Industrial	Oahu	2005	33,200	100.0%	100.0%	559	16.82
13	Kahai Street Industrial	Oahu	1973	27,900	100.0%	100.0%	435	15.60
14	Maui Lani Industrial	Maui	2010	8,400	100.0%	100.0%	165	19.64
	Subtotal – Industrial			1,352,500	97.6%	97.4%	$22,584	$17.16
	Office:
1	Kahului Office Building[1]	Maui	1974	59,000	70.7%	69.2%	$1,264	$31.00
2	Gateway at Mililani Mauka South	Oahu	1992, 2006	37,100	100.0%	100.0%	1,925	51.82
3	Kahului Office Center	Maui	1991	35,800	94.1%	92.2%	1,103	33.43
4	Lono Center[1]	Maui	1973	13,700	37.2%	37.2%	129	32.23
	Subtotal – Office			145,600	80.8%	79.7%	$4,421	$38.47
	Total – Improved Portfolio			3,960,700	95.6%	94.7%	$114,034	$30.69

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

Ground leases
The Company's portfolio of commercial ground leases at December 31, 2025, was as follows (dollars in thousands):

	Property Name	Location (City, Island)	Acres	Property Type	Exp. Year	Current ABR
1	Windward City Shopping Center	Kaneohe, Oahu	15.4	Retail	2035	$3,886
2	Owner/Operator	Kapolei, Oahu	36.4	Industrial	2025	3,540
3	Owner/Operator	Honolulu, Oahu	9.0	Retail	2045	2,283
4	Kaimuki Shopping Center	Honolulu, Oahu	2.8	Retail	2040	2,039
5	S&F Industrial	Kahului, Maui	52.0	Industrial	2059	1,433
6	Owner/Operator	Kaneohe, Oahu	3.7	Retail	2048	1,059
7	Pali Palms Plaza	Kailua, Oahu	3.3	Office	2037	992
8	Windward Town and Country Plaza I	Kailua, Oahu	3.4	Retail	2062	963
9	Windward Town and Country Plaza II	Kailua, Oahu	2.2	Retail	2062	621
10	Owner/Operator	Kailua, Oahu	1.9	Retail	2034	470
11	Owner/Operator	Honolulu, Oahu	0.5	Retail	2028	404
12	Owner/Operator	Honolulu, Oahu	0.5	Retail	2028	381
13	Seven-Eleven Kailua Center	Kailua, Oahu	0.9	Retail	2033	344
14	Owner/Operator	Kahului, Maui	0.8	Retail	2026	289
15	Owner/Operator	Honolulu, Oahu	0.7	Industrial	2030	275
16	Owner/Operator	Kahului, Maui	0.8	Industrial	MTM[2]	249
17	Owner/Operator	Kahului, Maui	0.4	Retail	2027	195
18	Owner/Operator	Kailua, Oahu	0.4	Retail	2030	194
19	Owner/Operator	Kahului, Maui	0.9	Retail	2030	155
20	Wendy's	Kailua, Oahu	0.5	Retail	2046	142
	Remainder[1]	Various	8.5	Various	Various	674
	Total - Ground Leases		145.0			$20,588

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

[2]Lease is currently month-to-month.
Land Operations
The Company's Land Operations segment primarily consists of the Company's legacy landholdings and other legacy assets and liabilities.

Real Estate Investments
At December 31, 2025, the Company's real estate investments related to its Land Operations segment were as follows (amounts in thousands):

Carrying Value
ASSETS
Real estate investments
Real estate property	$1,278
Accumulated depreciation	(158)
Real estate property, net	1,120
Real estate developments	41,566
Investments in real estate joint ventures and partnerships	5,907
Real estate investments, net	$48,593

Core Real Estate Development Projects
As of December 31, 2025, the Company's Land Operations segment has one remaining active, core real estate development-for-sale project, Maui Business Park (Phase II) ("Maui Business Park"). Maui Business Park represents the second phase of the Company's Maui Business Park project in Kahului, Maui, Hawai‘i and is zoned for light industrial, retail, and office use. A summary of the project as of December 31, 2025, is as follows:

					(in millions)
Project	Location	Product Type	Remaining Sellable Acres[1]	Acres Under Contract[2]	Estimated Total Project Cost	Total Project Costs Incurred to Date
Maui Business Park	Kahului, Maui	Light industrial lots	24.0	12.5	$92.1	$65.5
[1] Remaining sellable acres may change due to updates in overall development plan that results in modification of planned roads and easements. The remaining sellable acres provide potential to add up to 520,000 sq. ft. of industrial GLA to the improved portfolio if developed.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The common stock of Alexander & Baldwin, Inc. ("A&B" or the "Company") is listed on the New York Stock Exchange under the ticker symbol "ALEX". As of February 13, 2026, there were approximately 1,636 shareholders of record. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of the Company's common stock.
Dividends
The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2017. As a REIT, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders (determined without regard to the dividends paid deduction and excluding any net capital gains). The Company has distributed and intends to continue to distribute REIT taxable income, including net capital gains, to its shareholders that will enable the Company to meet the distribution requirements applicable to REITs under the Code. The Company's Board of Directors, in its sole discretion, determines on a quarterly basis the amount of cash to be distributed to the Company's shareholders based on a number of factors including, but not limited to, the Company's results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions, that may impose limitations on cash payments and plans for future acquisitions and divestitures. Notwithstanding, during the term of the Merger Agreement, the Company may not pay dividends, except as reasonably necessary to avoid incurring entity-level income or excise taxes or to maintain its tax status as a real estate investment trust, and any such dividends would result in an offsetting decrease to the per-share merger consideration paid to our shareholders under the Merger Agreement at the closing of the Merger.
Issuer Purchases and Sales of Equity Securities
In October 2023, the Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock beginning on January 1, 2024, and ending on December 31, 2025. During the quarter ended December 31, 2025, the Company purchased 120,041 shares of its common stock. In October 2025, the Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock beginning on January 1, 2026, and ending on December 31, 2027.
The following summarizes the Company's purchases of equity securities and use of proceeds for the fourth quarter of fiscal year 2025.

Issuer Purchases of Equity Securities
Execution Date	Total Number of Shares Purchased	Average Price Paid per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1-31, 2025	—	$—	5,830	$99,908
November 1-30, 2025	120,041	$15.72	125,871	$98,021
December 1-31, 2025	—	$—	125,871	$98,021
1The average price paid per share includes $0.03 commission fee per share.

There were no unregistered equity securities sold by the Company during 2025 or 2024.

The graph below compares the cumulative total return on the Company’s common stock with that of the Standard & Poor's 500 Stock Index (“S&P 500”) and two industry peer group indices, FTSE Nareit All Equity REITs and FTSE Nareit Equity Shopping Centers, from December 31, 2020, through December 31, 2025. The stock price performance graph assumes that an investor invested $100 in each of the Company and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company's shares of common stock.

TOTAL RETURN PERFORMANCE

Alexander & Baldwin, Inc.
S&P 500
FTSE Nareit All Equity REITs
FTSE Nareit Equity Shopping Centers
$225
$200
$175
$150
$125
$100
$75
$50
12/20
12/21
12/22
12/23
12/24
12/25

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. These forward-looking statements include, but are not limited to, statements that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. “Business” and Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K, regarding the pending merger (the “Merger”) of Alexander & Baldwin, Inc. ("A&B" or the "Company") with and into a wholly owned subsidiary of a joint venture formed by MW Group and funds affiliated with Blackstone Real Estate and DivcoWest (the “Merger”); the likelihood of the satisfaction of the conditions to the completion of the Merger and whether and when the Merger will be consummated; any anticipated effects of the announcement or pendency of the Merger on the Company’s business, expenses related to the Merger and any potential future costs; and statements regarding possible or assumed future results of operations, business strategies, growth opportunities and competitive positions. In addition, words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “forecasts,” and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” as well as any other statement that necessarily depends on future events, are intended to identify forward-looking statements. Such forward-looking statements speak only as of the date the statements were made and are not guarantees of future performance. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from those expressed in or implied by the forward-looking statements. These factors include, but are not limited to, prevailing market conditions and other factors related to the Company's REIT status and the Company's business, and those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors." The information in this Form 10-K should be evaluated in light of these important risk factors. The Company does not undertake any obligation to update any forward-looking statements.
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
Introduction and Objective
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024; and provides additional material information about the Company's business, recent developments and financial condition; its results of operations at a consolidated and segment level; its liquidity and capital resources including an evaluation of the amounts and certainty of cash flows from operations and from outside sources; and how certain accounting principles, policies, and estimates affect its financial statements. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. MD&A is organized as follows:
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
Agreement and Plan of Merger
On December 8, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Tropic Purchaser LLC, a Delaware limited liability company ("Parent"), and Tropic Merger Sub LLC, a Hawaii limited liability company and wholly owned subsidiary of Parent ("Merger Sub"). Parent is a joint venture formed by MW Group and funds affiliated with Blackstone Real Estate and DivcoWest. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Sub (the "Merger") and the separate existence of the Company will cease and Merger Sub will survive as a wholly owned subsidiary of Parent. The Merger is expected to close in the first quarter of 2026, subject to customary closing conditions, including approval of the Company's shareholders.

At the effective time of the Merger (the "Effective Time"), each share of common stock, without par value, of the Company that is issued and outstanding immediately prior to the Effective Time (other than (i) shares of common stock held by the Company or any subsidiary of the Company or by Parent or Merger Sub immediately prior to the Effective Time and (ii) shares of common stock with respect to which dissenters’ rights have been properly exercised in accordance with Part XIV of the Hawaii Business Corporation Act and perfected and not withdrawn) will be automatically cancelled and converted into the right to receive $21.20 in cash, without interest and less any applicable withholding taxes and our fourth quarter 2025 dividend of $0.35 per share (resulting in a net payment at closing of $20.85 less any applicable withholding taxes).
If the Merger is consummated, the shares of the Company's common stock currently listed on the New York Stock Exchange (the "NYSE") will be delisted from the NYSE and will subsequently be deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The consummation of the Merger is subject to certain customary closing conditions, including, among others, (i) approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of the Company common stock entitled to vote on the Merger Agreement, (ii) the absence of a law or order restraining, enjoining, rendering illegal or otherwise prohibiting the consummation of the Merger, and (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). The Merger is expected to close in the first quarter of 2026.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to the Current Report on Form 8-K that the Company filed with the SEC on December 8, 2025. For additional information regarding the Merger and the terms of the Merger Agreement, see also the definitive proxy statement on Schedule 14A that the Company filed with the SEC on January 23, 2026 (as it may be amended or supplemented from time to time).

Consolidated Results of Operations
For an understanding of the significant factors that influenced our performance during fiscal 2025 and 2024, the following analysis of the consolidated financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

			Favorable (Unfavorable) Change
(amounts in thousands, except percentage data and per share data)	2025	2024	$		%
Operating revenue	$206,673	$236,641	$(29,968)		(12.7)%
Cost of operations	(110,566)	(128,995)	18,429		14.3%
Selling, general, and administrative	(28,126)	(29,822)	1,696		5.7%
Merger transaction costs	(7,101)	—	(7,101)	0	NM
Impairment of assets	—	(256)	256	0	100.0%
Gain (loss) on commercial real estate transactions	7,454	51	7,403		145X
Gain (loss) on disposal of assets and settlements, net	11,685	2,148	9,537		4X
Operating income (loss)	80,019	79,767	252		0.3%
Income (loss) related to joint ventures and partnerships	8,288	4,556	3,732		81.9%
Impairment of equity method investment	(406)	—	(406)		NM
Interest and other income (expense), net	416	3,023	(2,607)		(86.2)%
Interest expense	(23,801)	(23,169)	(632)		(2.7)%
Income tax benefit (expense)	69	(174)	243		NM
Income (loss) from continuing operations	64,585	64,003	582		0.9%
Income (loss) from discontinued operations (net of income taxes)	89	(3,466)	3,555		NM
Net income (loss)	64,674	60,537	4,137		6.8%

Earnings per share:
Basic earnings (loss) per share - continuing operations	$0.89	$0.88	$0.01		1.1%
Basic earnings (loss) per share - discontinued operations	—	(0.05)	0.05		100.0%
Basic earnings (loss) per share of common stock:	$0.89	$0.83	$0.06		7.2%

Diluted earnings (loss) per share - continuing operations	$0.89	$0.88	$0.01		1.1%
Diluted earnings (loss) per share - discontinued operations	—	(0.05)	0.05		100.0%
Diluted earnings (loss) per share of common stock:	$0.89	$0.83	$0.06		7.2%

Continuing operations available to A&B common shareholders	$64,585	$63,980	$605		0.9%
Discontinued operations available to A&B common shareholders	89	(3,466)	3,555		NM
Net income (loss) available to A&B common shareholders	$64,674	$60,514	$4,160		6.9%

Funds From Operations ("FFO")[1]	$95,251	$100,006	$(4,755)		(4.8)%
Adjusted FFO[1]	$75,129	$80,064	$(4,935)		(6.2)%

FFO per diluted share	$1.30	$1.37	$(0.07)		(5.1)%
Weighted average diluted shares outstanding (FFO)[2]	73,047	72,752

[1] For definitions of capitalized terms and a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 39.
[2] May differ from figure used in the consolidated statements of operations based on differing dilutive effects for net income (loss) versus FFO.
The causes of material changes in the consolidated statements of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024, are described below or in the Analysis of Operating Revenue and Profit by Segment sections below.
Operating revenue for 2025 decreased 12.7%, or $30.0 million, to $206.7 million primarily due to lower revenues from the Land Operations segment's land sales, partially offset by increases in rental and recovery revenues from the Commercial Real Estate segment. During the current year, the Company sold approximately 130 acres of legacy land holdings on Maui, and no development lots at Maui Business Park, compared to approximately 430 acres of legacy land holdings on Maui and Kauai, including an 81-acre residential-zoned parcel on Maui, as well as six development lots at Maui Business Park and two industrial-zoned development lots on Oahu in the prior year.

Cost of operations for 2025 decreased 14.3%, or $18.4 million, to $110.6 million, due primarily to the Land Operations segment's lower cost of sales associated with the reduced land sales activity in the current year.

Selling, general, and administrative costs for 2025 decreased 5.7%, or $1.7 million, to $28.1 million due primarily to lower software and technology costs, charitable giving, personnel-related expenses, insurance and professional service fees.
Merger transaction costs of $7.1 million for the year ended December 31, 2025, relates to the Merger and consists primarily of legal consulting and financial advisory fees.
Gain (loss) on commercial real estate transactions of $7.5 million for the year ended December 31, 2025, is due primarily to two leases that met the criteria for classification as sales-type leases during the first and third quarters of 2025. Accordingly, the Company derecognized the associated real estate property and recognized $6.7 million in selling profit from sales-type leases. In addition, the Company recognized a gain of $0.8 million from the repossession of a CRE property located in Maui.
Gain (loss) on disposal of assets and settlements, net of $11.7 million for 2025 is primarily related to a contract modification and favorable resolution of the remaining rights and obligations from a land sale in a prior year. Gain (loss) on disposal of assets and settlements, net of $2.1 million for 2024 was related to the favorable resolution of contingent liabilities related to a prior year sale of a legacy business.
Income (loss) related to joint ventures and partnerships of $8.3 million for the year ended December 31, 2025, is primarily composed of earnings from the Company's unconsolidated investment in a materials company and a release of reserves held at a legacy real estate joint venture. The increase of $3.7 million from $4.6 million for the year ended December 31, 2024, is due primarily to the release of reserves.
Interest and other income (expense), net of $3.0 million for the year ended December 31, 2024, was due primarily to a gain on the fair value adjustment for two forward interest rate swaps and interest income related to a note receivable that was collected in 2024, partially offset by a one-time financing-related charge.
Loss from discontinued operations (net of income taxes) of $3.5 million for the year ended December 31, 2024, primarily relates to the resolution of cessation related liabilities associated with the Company's former sugar operations that did not reoccur in the current year.

Analysis of Operating Revenue and Profit by Segment
The following analysis should be read in conjunction with the consolidated financial statements and related notes thereto.
Commercial Real Estate
Financial results
Results of operations for the years ended December 31, 2025 and 2024, were as follows:

			Favorable (Unfavorable) Change
(amounts in thousands, except percentage data and acres; unaudited)	2025	2024	$	%
Commercial Real Estate operating revenue	$202,861	$197,365	$5,496	2.8%
Commercial Real Estate operating costs and expenses	(106,030)	(102,535)	(3,495)	(3.4)%
Selling, general and administrative	(5,997)	(5,372)	(625)	(11.6)%
Intersegment operating revenue[1]	—	25	(25)	(100.0)%
Impairment of assets	—	(256)	256	100.0%
Interest and other income (expense), net	95	184	(89)	(48.4)%
Commercial Real Estate operating profit (loss)	$90,929	$89,411	$1,518	1.7%

Net Operating Income ("NOI")[2]	$132,529	$127,478	$5,051	4.0%

Same-Store Net Operating Income ("Same-Store NOI")[2]	$129,183	$124,707	$4,476	3.6%
Gross Leasable Area ("GLA") in square feet ("SF") for improved properties at end of period	3,961	3,957	4	0.1%
Ground leases (acres at end of period)	145.0	142.0	3.0	2.1%

[1] Intersegment operating revenue for Commercial Real Estate is primarily from the Land Operations segment and is eliminated in the consolidated results of operations.
[2] For a discussion of management's use of non-GAAP financial measures and the required reconciliations of non-GAAP measures to GAAP measures, refer to page 39.
Commercial Real Estate operating revenue increased 2.8% or $5.5 million, to $202.9 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Operating profit increased 1.7%, or $1.5 million, to $90.9 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in operating revenue from the prior year was due primarily to higher rental revenue, largely driven by the acquisition of Waihona Industrial in September 2024, the sales-type leases entered into in the first and third quarters of 2025 and increased overall occupancy, partially offset by higher depreciation expense primarily due to the Waihona Industrial acquisition, a $19.7 million anchor tenant improvement that was placed in service in first quarter of 2025, and accelerated depreciation that resulted from a revised economic life for an industrial asset identified for redevelopment.
Commercial Real Estate portfolio transactions

During the year ended December 31, 2025, the Company's commercial real estate transactions were as follows (dollars in millions):

Transactions
Property	Location	Transaction Type	Date (Month/Year)	Purchase Price	GLA (SF)
Maui Business Park - 4.7-acre parcel subject to ground lease	Maui	Transfer-in	3/25	N/A1	N/A2
22 Hana Highway[3]	Maui	Repossession	12/25	N/A3	4,500
[1] Represents an intercompany transaction. Land and land improvements transferred from the Land Operations segment. During the year ended December 31, 2025, the Company entered into a ground lease agreement for the transferred land, and the agreement was determined to meet the classification as a sales-type lease.

[2] Transfer of land and land improvements only.
3 In December 2025, the Company took possession of a 4,500 square foot retail building for which the ground lease tenant was in default. In conjunction with the repossession, the Company recognized a gain on commercial real estate transactions equal to the fair value of the building of $0.8 million. Additionally, the ground asset was moved from the ground lease portfolio to the retail asset class within the Company's improved portfolio.

The Company made no acquisitions or dispositions of CRE improved properties or ground lease interests in land during the year ended December 31, 2025.
Leasing activity
During the year ended December 31, 2025, the Company signed 64 new leases and 136 renewal leases for its improved properties across its three asset classes, covering 722,700 square feet of GLA. The 64 new leases consist of 249,300 square feet with an average annual base rent of $27.16 per-square-foot. Of the 64 new leases, 28 leases with a total GLA of 45,600 square feet were considered comparable (i.e., leases executed for units that have been vacated in the previous 12 months for comparable space and comparable lease terms) and, for these 28 leases, resulted in a 10.2% average base rent increase over comparable expiring leases. The 136 renewal leases consist of 473,400 square feet with an average annual base rent of $29.29 per square foot. Of the 136 renewal leases, 115 leases with a total GLA of 329,600 were considered comparable and resulted in a 6.3% average base rent increase over comparable expiring leases. The Company signed three new ground lease renewals during the year ended December 31, 2025, of which two were considered comparable and resulted in a 3.4% base rent increase over the comparable expiring lease.
Leasing activity summarized by asset class for the year ended December 31, 2025, was as follows:

	Year Ended December 31, 2025
	Leases	GLA (SF)	ABR2,4/SF	Rent Spread[3]
Retail	133	295,419	$40.69	7.6%
Industrial	55	397,130	$17.98	7.1%
Office	12	30,176	$48.90	2.1%
Subtotal - Improved	200	722,725	$28.55	6.8%
Ground[4,5]	3	N/A1	$637	3.4%
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
[4] Current ABR, in thousands, is presented for ground leases.
[5] During the year ended December 31, 2025, the Company entered into a non-comparable ground lease for a 4.7 acre land parcel located within Maui Business Park. As rent has not yet commenced for the lease, the ABR presented is the expected economic ABR.

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
The Company's improved portfolio occupancy metrics as of December 31, 2025 and 2024, were as follows:

	As of		Basis Point Change
	December 31, 2025	December 31, 2024
Leased Occupancy	95.6%	94.6%	100
Physical Occupancy	95.2%	93.7%	150
Economic Occupancy	94.7%	92.9%	180

For further context, the Company's Leased Occupancy and Economic Occupancy metrics for its improved portfolio summarized by asset class – and the corresponding occupancy metrics for a category of properties that were owned and operated for the entirety of the prior calendar year and current period, to date ("Same-Store" as more fully described below) – as of December 31, 2025 and 2024, were as follows:

Leased Occupancy
	As of
	December 31, 2025	December 31, 2024	Basis Point Change
Retail	95.4%	95.2%	20
Industrial	97.6%	95.2%	240
Office	80.8%	79.8%	100
Total Leased Occupancy	95.6%	94.6%	100

Economic Occupancy
	As of
	December 31, 2025	December 31, 2024	Basis Point Change
Retail	94.0%	92.8%	120
Industrial	97.4%	95.0%	240
Office	79.7%	74.7%	500
Total Economic Occupancy	94.7%	92.9%	180

Same-Store Leased Occupancy[1]
	As of
	December 31, 2025	December 31, 2024	Basis Point Change
Retail	95.7%	95.4%	30
Industrial	98.9%	95.1%	380
Office	97.1%	94.4%	270
Total Same-Store Leased Occupancy	96.8%	95.3%	150

Same-Store Economic Occupancy[1]
	As of
	December 31, 2025	December 31, 2024	Basis Point Change
Retail	94.2%	93.0%	120
Industrial	98.7%	94.8%	390
Office	96.2%	94.4%	180
Total Same-Store Economic Occupancy	95.8%	93.6%	220

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
Financial results
Results of operations for the years ended December 31, 2025 and 2024, were as follows:

(amounts in thousands; unaudited)	2025	2024
Development sales revenue	$—	$18,328
Unimproved/other property sales revenue	3,362	20,265
Other operating revenue[1]	450	683
Total Land Operations operating revenue	3,812	39,276
Land Operations operating costs and expenses[2]	(4,536)	(26,490)
Selling, general, and administrative	(1,056)	(1,310)
Gain (loss) on disposal of assets and settlements, net	11,748	2,148
Impairment of equity method investment	(406)	—
Income (loss) related to joint ventures and partnerships	8,288	4,556
Interest and other income (expense), net	(23)	742
Total Land Operations operating profit (loss)	$17,827	$18,922

[1] Other operating revenue primarily includes revenue related to licensing and leasing of legacy agricultural lands during the twelve months ended December 31, 2025 and 2024.
[2] Includes intersegment operating charges for Land Operations that are from the Commercial Real Estate segment and are eliminated in the consolidated results of operations.

2025: Land Operations operating revenue of $3.8 million for the year ended December 31, 2025, is primarily related to the sale of unimproved and other land holdings on the island of Maui.
Land Operations operating profit of $17.8 million during the year ended December 31, 2025, is primarily composed of the gain related to a contract modification and favorable resolution of remaining rights and obligations from a land sale in a prior year, equity earnings from joint ventures driven by earnings from the Company's unconsolidated investment in a materials company and a release of reserves held at a legacy real estate joint venture, and the margins resulting from unimproved land sales in the current year.
2024: Land Operations operating revenue of $39.3 million and related costs of sales of $26.5 million for the year ended December 31, 2024, are primarily related to the sale of approximately 430 acres of unimproved and other land holdings on Maui and Kauai for $20.3 million, including an 81-acre residential-zoned parcel on Maui, as well as six development lots at Maui Business Park for $10.2 million and two industrial-zoned development lots on Oahu for $8.1 million.
Land Operations operating profit of $18.9 million for the year ended December 31, 2024, is primarily composed of the margins resulting from land sales noted above, equity in earnings from joint ventures of $4.6 million primarily related to the Company's unconsolidated investment in a materials company, and the gain from disposals of assets of $2.1 million due to the favorable resolution of contingent liabilities related to the sale of a legacy business in a prior year, and charges related to legacy business environmental remediation activities.

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
FFO related to CRE and Corporate is a supplemental non-GAAP measure that refines FFO to reflect the operating performance of the Company's commercial real estate business. FFO related to CRE and Corporate is calculated by adjusting FFO to exclude the operating performance of the Company’s Land Operations segment. The Company also provides a reconciliation from CRE Operating Profit to FFO related to CRE and Corporate by including corporate, interest, and income tax expenses attributable to its commercial real estate business, and by excluding gains or losses on and depreciation and amortization of CRE properties, as well as distributions to participating securities. Management believes that FFO related to CRE and Corporate provides an additional measure to compare the Company’s performance by excluding legacy items from the Land Operations segment.
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

Adjusted FFO is calculated by excluding from FFO certain items not related to ongoing property operations including share-based compensation, Merger transaction costs, straight-line lease adjustments and other non-cash adjustments, such as amortization of market lease adjustments, non-cash income related to sales-type leases, debt premium or discount and deferred financing cost amortization, maintenance capital expenditures, leasing commissions, provision for current expected credit losses and other non-comparable and non-operating items, including certain gains, losses, income, and expenses related to the Company’s legacy business operations and assets.
FFO, FFO related to CRE and Corporate, and Adjusted FFO do not represent alternatives to net income calculated in accordance with GAAP and should not be viewed as more prominent measures of performance than net income (loss) or cash flows from operations prepared in accordance with GAAP. In addition, FFO, FFO related to CRE and Corporate, and Adjusted FFO do not represent and should not be considered alternatives to cash generated from operating activities determined in accordance with GAAP, nor should they be used as measures of the Company’s liquidity, or cash available to fund the Company’s needs or pay distributions. FFO, FFO related to CRE and Corporate, and Adjusted FFO should be considered only as supplements to net income as a measure of the Company’s performance.

The Company reconciles FFO, FFO related to CRE and Corporate and Adjusted FFO to the most directly-comparable GAAP measure, Net Income (Loss) available to A&B common shareholders. The Company's FFO, FFO related to CRE and Corporate and Adjusted FFO may not be comparable to such metrics reported by other REITs due to possible differences in the interpretation of the current Nareit definition used by such REITs. Reconciliations of net income (loss) available to A&B common shareholders to FFO, FFO related to CRE and Corporate, and Adjusted FFO for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	2025	2024
Net Income (Loss) available to A&B common shareholders	$64,674	$60,514
Depreciation and amortization of commercial real estate properties	38,120	36,077
(Gain) loss on commercial real estate transactions[1]	(7,454)	(51)
(Income) loss from discontinued operations, net of income taxes	(89)	3,466
FFO	95,251	100,006
Add (deduct) Adjusted FFO defined adjustments
Impairment losses - abandoned development costs	—	256
(Gain) loss on sale of legacy business[2]	—	(2,125)
Non-cash changes to liabilities related to legacy operations[3]	(10,957)	2,028
Provision for (reversal of) current expected credit losses	45	(628)
Impairment of equity method investment	406	—
Legacy joint venture (income) loss[4]	(8,466)	(4,556)
(Gain) loss on fair value adjustments related to interest rate swaps	—	(3,675)
Non-recurring financing and Merger transaction-related charges	7,101	2,350
Amortization of share-based compensation	5,912	4,795
Maintenance capital expenditures[5]	(12,716)	(15,103)
Leasing commissions paid	(1,328)	(1,272)
Sales-type lease interest income adjustments	(701)	—
Straight-line lease adjustments	(757)	(2,736)
Amortization of net debt premiums or discounts and deferred financing costs	1,694	1,095
Favorable (unfavorable) lease amortization	(355)	(371)
Adjusted FFO	$75,129	$80,064
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

[4] Includes joint ventures engaged in legacy business activities within the Land Operations segment.
[5] Includes ongoing maintenance capital expenditures only.

	2025	2024
Net Income (Loss) available to A&B common shareholders	$64,674	$60,514
Depreciation and amortization of commercial real estate properties	38,120	36,077
(Gain) loss on commercial real estate transactions[1]	(7,454)	(51)
(Income) loss from discontinued operations, net of income taxes	(89)	3,466
Land Operations operating (profit) loss	(17,827)	(18,922)
FFO related to CRE and Corporate	$77,424	$81,084
[1] Includes selling profits from sales-type leases.

	2025	2024
CRE Operating Profit	$90,929	$89,411
Corporate and other expense	(27,893)	(21,038)
CRE properties depreciation and amortization	38,120	36,077
Interest expense	(23,801)	(23,169)
Income tax benefit (expense)	69	(174)
Distributions to participating securities	—	(23)
FFO related to CRE and Corporate	$77,424	$81,084
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
The Company's methods of calculating non-GAAP measures may differ from methods employed by other companies and thus may not be comparable to such other companies. Reconciliations of CRE operating profit (loss) to NOI for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	2025	2024
CRE Operating Profit	$90,929	$89,411
Depreciation and amortization	38,133	36,093
Straight-line lease adjustments	(757)	(2,736)
Favorable (unfavorable) lease amortization	(355)	(371)
Sales-type lease adjustments	(656)	—
Termination fees and other	(654)	(347)
Interest and other (income) expense, net	(95)	(184)
Impairment of assets	—	256
Selling, general and administrative	5,984	5,356
NOI	$132,529	$127,478
Less: NOI from acquisitions, dispositions and other adjustments	(3,346)	(2,771)
Same-store NOI	$129,183	$124,707
Liquidity and Capital Resources
Overview
The Company's principal sources of liquidity to meet its business requirements and plans, both in the short-term (i.e., the next twelve months from December 31, 2025) and long-term (i.e., beyond the next twelve months), have generally been cash provided by operating activities; available cash and cash equivalents; and borrowing capacity under its credit facility. The Company's primary liquidity needs for its business requirements and plans have generally been funding shareholder distributions, known contractual obligations, and capital expenditures (including recent commercial real estate acquisitions and real estate developments); and supporting working capital needs.
The Company's ability to retain outstanding borrowings and utilize remaining amounts available under its revolving credit facility will depend on its continued compliance with the applicable financial covenants and other terms of the Company's notes payable and other debt arrangements. The Company was in compliance with its financial covenants for all outstanding balances as of December 31, 2025, and intends to operate in compliance with these covenants or seek to obtain waivers or modifications to these financial covenants to enable the Company to maintain compliance in the future. However, due to various uncertainties and factors outside of Management's control, the Company may be unable to continue to maintain compliance with certain of its financial covenants. Failure to maintain compliance with its financial covenants or obtain waivers or agree to modifications with its lenders would have a material adverse impact on the Company's financial condition.
Based on its current outlook, the Company believes that funds generated from cash provided by operating activities; available cash and cash equivalent balances; and borrowing capacity under its credit facility will be sufficient to meet the needs of the Company's business requirements and plans both in the short-term (i.e., the next twelve months from December 31, 2025) and long-term (i.e., beyond the next twelve months). There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities. As the circumstances underlying its current outlook may change, the Company will continue to actively monitor the situation and may take further actions that it determines is in the best interest of its business, financial condition and liquidity and capital resources.
Known contractual obligations
A description of material contractual commitments as of December 31, 2025, is included in Note 8 – Notes Payable and Other Debt, Note 9 – Derivative Instruments, Note 11 – Revenue and Contract Balances, Note 13 – Leases - The Company as a Lessee, and Note 15 – Employee Benefit Plans of the Notes to Consolidated Financial Statements and Part II, Item 8 of this report, and is herein incorporated by reference.
In addition, contractual interest payments for Notes payable and other debt in the short-term (i.e., over the next twelve months from December 31, 2025) and long-term (i.e., beyond the next twelve months) is estimated to be $22.8 million and $69.8 million, respectively (includes amounts based on contractual/fixed swap interest rates applied to future principal balances based on repayment schedules for secured and unsecured debt and also estimated interest on the revolving credit facility based on the outstanding balance and the rates in effect as of December 31, 2025).

In June 2025, the Company and certain of its subsidiaries entered into a termination agreement with Mahi Pono Holdings, LLC ("Mahi Pono") and certain of its related entities ("the Termination Agreement") in which both parties mutually agreed to generally terminate the remaining rights and performance obligations related to a 2018 sale of approximately 41,000 acres of agricultural land on Maui. Under the Termination Agreement, the Company became obligated to pay $55.3 million to Mahi Pono in installments over a period of four years with $10.0 million paid upon execution of the Termination Agreement, $12.7 million payable on each of the first and second anniversaries of the Termination Agreement, and $10.0 million payable on each of the third and fourth anniversaries of the Termination Agreement. As of December 31, 2025, the remaining $45.3 million payable under the Termination Agreement is included in Refund liability in the consolidated balance sheets.
The Company expects that its short-term capital expenditures for contractual commitments related to development projects and building and tenant improvements (i.e., over the next twelve months from December 31, 2025) is estimated to be $37.1 million. The largest of such amounts pertain to contracts for two commercial real estate development and redevelopment projects for $26.6 million. The Company expects that its long-term capital expenditures for contractual commitments related to development projects and building and tenant improvements (i.e., beyond the next twelve months from December 31, 2025) is not material. Refer to Other uses (or sources) of liquidity below for additional discussion of the Company's total anticipated capital expenditures for 2026.
A description of other commitments, contingencies and off-balance sheet arrangements as of December 31, 2025, is included in Note 10 – Commitments and Contingencies of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, and is herein incorporated by reference.
Sources of liquidity
As noted above, the Company's principal sources of liquidity are operating cash flows from continuing operations, which were $79.6 million for the year ended December 31, 2025, primarily driven by cash generated from CRE operations. The Company's cash flows from continuing operations provided by operating activities for the year ended December 31, 2025, reflects an decrease of $22.5 million from the prior year amount of $102.1 million, due primarily to lower cash proceeds of $19.1 million from unimproved and development land sales in 2025 as compared to 2024, compounded by a $10.0 million refund liability payment during the year ended December 31, 2025. These were partially offset by $6.3 million more cash collections of financing receivables related to prior years' unimproved and development land sales, higher operating cash distributions from joint ventures, and lower carrying costs associated with legacy landholdings for the year ended December 31, 2025. Total cash flows in future periods may be subject to variation from the Land Operations segment due to, among other factors, the varying activity in completing development and unimproved/other property sales.
During the term of the Merger Agreement, the Company may not pay dividends, except as reasonably necessary to avoid incurring entity-level income or excise taxes or to maintain its tax status as a real estate investment trust, and any such dividends would result in an offsetting decrease to the per-share merger consideration paid to our shareholders under the Merger Agreement at the closing of the Merger.
The Company's other primary sources of liquidity include its cash and cash equivalents of $11.3 million as of December 31, 2025, and the Company's revolving credit facility, which provides liquidity and flexibility on a short-term (i.e., the next twelve months from December 31, 2025), as well as long-term basis. With respect to the revolving credit facility, as of December 31, 2025, the Company had $8.0 million of borrowings outstanding, no letters of credit issued against, and $442.0 million of available capacity (with a term through October 17, 2028, and two six-month extension options).
On August 13, 2024, the Company entered into an at-the-market equity distribution agreement, or ATM Agreement, pursuant to which it may sell common stock up to an aggregate sales price of $200.0 million. Sales of common stock, if any, made pursuant to the ATM Agreement may be sold in negotiated transactions or transactions that are deemed to be “at the market” offerings, as defined in Rule 415 of the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of the Company's common stock, capital needs, and the Company's determination of the appropriate sources of funding to meet such needs. As of December 31, 2025, the Company has not sold any shares under the at-the-market offering program, nor has any obligation to sell the shares under the at-the-market offering program.
Other uses (or sources) of liquidity
The Company may use (or, in some periods, generate) cash through various investing activities or financing activities. Cash used in investing activities from continuing operations was $45.5 million for the year ended December 31, 2025, as compared to cash used in investing activities from continuing operations of $31.1 million for the year ended December 31, 2024. The year ended December 31, 2025, included capital expenditures for continuing operations of $52.2 million, which included non-recurring major renovations and charges for initial build-outs of previously unoccupied shell space of $21.5 million, partially offset by $3.4 million in cash proceeds from the collection of a note related to the disposal of an improved Commercial Real Estate property in 2024. The year ended December 31, 2024, included capital expenditures for continuing operations of $50.8 million, which included the purchase of a Commercial Real Estate property for $29.8 million, partially offset by $19.0 million in cash proceeds from the disposal of assets. The 2024 acquisition was structured as a partial like-kind exchange in accordance with Code §1031.
The Company primarily uses cash in investing activities for capital expenditures related to its CRE segment. For the year ended December 31, 2025, nearly all of the Company's capital expenditures for property, plant and equipment of $52.2 million related to the CRE segment. The Company further differentiates capital expenditures as follows (based on management's perspective on discretionary versus non-discretionary areas of spending for its CRE business):
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

Capital expenditures for continuing operations are summarized as follows for the years ended:

(in thousands, unaudited)	2025	2024
Capital expenditures for real estate
Ongoing maintenance capital expenditures
Building/area improvements	$9,633	$10,193
Tenant space improvements	3,083	4,910
Total ongoing maintenance capital expenditures for real estate	12,716	15,103
Discretionary capital expenditures
Property acquisitions	—	29,826
Development and redevelopment[1]	14,413	2,518
Tenant space improvements - nonrecurring[2]	21,541	449
Total discretionary capital expenditures for real estate	35,954	32,793
Capitalized indirect costs	3,359	2,784
Total capital expenditures for real estate[1]	52,029	50,680
Corporate and other capital expenditures	201	97
Total Capital Expenditures[1]	$52,230	$50,777
1 Excludes capital expenditures for real estate developments to be held and sold as real estate development inventory, which are classified in the consolidated statement of cash flows as operating activities and are excluded from the tables above.
2 Includes non-recurring major renovations and first-time space build outs.

The Company regularly evaluates investment opportunities, including development-for-hold projects, commercial real estate acquisitions, joint venture investments, share repurchases, business acquisitions, and other strategic transactions to increase shareholder value. In 2026, the Company expects that its capital expenditures, not including potential commercial real estate property acquisitions, will be approximately $75.0 million - $85.0 million. The projected increase in capital expenditures for 2026 from the actual capital expenditures for the years ended December 31, 2025 and 2024, is primarily related to two development and redevelopment projects currently under construction and that are expected to be completed in 2026 and 2027. Should investment opportunities in excess of the amounts budgeted arise, the Company believes it has adequate sources of liquidity to fund these investments.
Cash used in financing activities for continuing operations was $56.1 million for the year ended December 31, 2025, a decrease from cash used in financing activities for continuing operations of $62.0 million for the year ended December 31, 2024. Cash used in financing activities is primarily composed of cash dividends paid, net payments on the Company line-of-credit agreement, and payments of notes payable and other debt which totaled $65.7 million, $142.0 million, and $40.5 million, respectively, during the year ended December 31, 2025. Partially offsetting these cash outflows were proceeds from issuance of notes payable and other debt of $198.0 million during the year ended December 31, 2025.

Other capital resource matters
The Company utilizes §1031 or §1033 of the Code to obtain tax-deferral treatment when qualifying real estate assets are sold or become subject to involuntary conversion and the resulting proceeds are reinvested in replacement properties within the required time period. Proceeds from potential tax-deferred sales under §1031 of the Code are held in escrow (and presented as part of Restricted cash on the consolidated balance sheets) pending future reinvestment or are returned to the Company for general use if eligibility for tax-deferral treatment based on the required time period lapses. The proceeds from involuntary conversions under §1033 of the Code are held by the Company until the funds are redeployed. As of December 31, 2025, the Company has no funds from tax-deferred sales or involuntary conversions that are available for use and have not been reinvested under §1031 or §1033 of the Code.
Trends, events and uncertainties
General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties, including market volatility, supply chain and labor constraints, inflationary pressures, travel restrictions, war, natural disasters or effects of climate change, or a prolonged economic downturn could adversely affect our business. The impact of an elevated federal funds rate for a prolonged period resulted in a tightening of credit and contributed to volatility in the banking, technology, and housing industries. In an effort to improve the labor market and price stability, the Federal Reserve lowered the federal funds target rate range by 0.25% in December 2025 to a range of 3.5% to 3.75%, and is considering additional adjustments to the target rate range. The ultimate extent of the impact that these trends and events will have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including the resulting impact on economic growth/recession, the impact on travel and tourism behavior and the impact on consumer confidence and discretionary and non-discretionary spending, all of which are highly uncertain and cannot be reasonably predicted.
There are a number of uncertainties related to the Merger, including that it may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond management's control. The Company has incurred and expects to incur non-recurring costs associated with the Merger that are payable by the Company regardless of whether or not the Merger is completed and for which it will receive little or no benefit if the Merger is not completed. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs, and other related costs. In addition, if the Merger is not completed, the Company may be required to pay a cash termination fee of $50.5 million, as required under the Merger Agreement under certain circumstances. The ultimate extent of the impact that this uncertainty could have on the Company's business, financial condition, results of operations and liquidity and capital resources will largely depend on future developments, including obtaining shareholder approvals and satisfying all other required closing conditions, which cannot be reasonably predicted.
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
As of December 31, 2025, one subdivided unit at a CRE improved property and an office building that houses the Company’s regional office on Maui met the criteria to be classified as held for sale. Management measured the assets at their fair values less costs to sell and found them to be in excess of their carrying values. Consequently, no fair value adjustment related to the assets held for sale was required. During the year ended December 31, 2024, the Company recorded an impairment charge of $0.3 million related to the abandonment of potential CRE development projects.
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
As of December 31, 2025, the Company’s fixed-rate debt (after the effects of interest rate swaps), excluding debt premium or discount and debt issuance costs, consisted of $486.0 million in principal term notes and other instruments. As of December 31, 2025, the Company’s variable-rate debt under its revolving credit facilities was $8.0 million. Other than in default, the Company does not have an obligation, nor the option in some cases, to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.
The table below summarizes the Company's estimated exposure to interest rate risk over each of the next five years and thereafter based on the expected remaining principal obligation as of the beginning of each period and the related interest rates based on the Company's debt obligations as of December 31, 2025 (dollars in thousands). The table has limited predictive value as average interest rates for variable-rate debt included in the table represent rates that existed as of December 31, 2025, and are subject to change. Furthermore, the table below incorporates only those exposures that existed as of December 31, 2025, and does not consider exposures or positions that may arise of expire after that date.

							Fair Value at
	Expected Remaining Obligation as of Beginning of Year						December 31,
	2026	2027	2028	2029	2030	Thereafter	2025
Liabilities
Fixed-rate debt	$485,952	$416,616	$375,461	$329,087	$260,954	$60,000	$483,700
Weighted average interest rate on remaining fixed-rate principal	5.87%	6.16%	6.32%	6.59%	5.01%	6.09%
Variable-rate debt[1]	$8,000	$8,000	$8,000	$—	$—	$—	$8,000
Weighted average interest rate on remaining variable principal[2]	4.71%	4.71%	4.71%	—%	—%	—%

							Fair Value at
	Expected Remaining Notional as of Beginning of Year						December 31,
	2026	2027	2028	2029	2030	Thereafter	2025
Interest rate swap agreements[3]
Variable to fixed remaining notional and fair value of swap asset (liability)	$248,989	$247,041	$245,023	$242,942	$200,000	$130,000	$1,504
Average pay fixed rate	4.44%	4.45%	4.46%	4.47%	4.75%	4.85%
Average receive rate[2]	4.91%	4.91%	4.91%	4.91%	4.87%	4.87%

[1] Estimated variable-rate principal is based on the amounts outstanding and the contractual maturity date of the revolving credit facility as of December 31, 2025. Actual principal outstanding may be greater or less than the amounts indicated.

[2] Estimated interest rates on variable-rate debt are determined based on the rate in effect on December 31, 2025. Actual interest rates may be greater or less than the amounts indicated.
[3] The Company's interest rate derivatives are designated as cash flow hedges with changes in the fair value of the asset or liability recorded to accumulated other comprehensive income. Refer to Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, for further discussion.

As of December 31, 2024, the Company had $455.2 million of fixed-rate debt outstanding and $20.0 million of variable-rate debt outstanding (after the effects of interest rate swaps), with weighted average interest rates of 4.6% and 5.5%, respectively, and the aggregate fair value of its interest rate derivatives for variable to fixed interest rate swaps was an asset of $7.4 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable noncontrolling interest, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Deloitte & Touche LLP

Honolulu, Hawai‘i
February 27, 2026
We have served as the Company's auditor since 1950.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2025	2024
ASSETS
Real estate investments
Real estate property	$1,687,619	$1,670,879
Accumulated depreciation	(281,510)	(255,641)
Real estate property, net	1,406,109	1,415,238
Real estate developments	41,566	46,423
Investments in sales-type leases, net of allowances (credit losses) of $45 as of December 31, 2025	23,913	—
Investments in real estate joint ventures and partnerships	5,907	5,907
Real estate intangible assets, net	25,684	31,176
Real estate investments, net	1,503,179	1,498,744
Cash and cash equivalents	11,303	33,436
Restricted cash	236	236
Accounts receivable, net of allowances (credit losses and doubtful accounts) of $1,219 and $1,701 as of December 31, 2025 and 2024, respectively	5,101	3,697
Operating lease right-of-use assets	15,067	148
Goodwill	8,729	8,729
Other receivables, net of allowance (credit losses) of $2,336 and $2,393 as of December 31, 2025 and 2024, respectively	6,477	16,696
Straight-line rent receivable	45,268	44,547
Investments in other joint ventures and partnerships	30,883	33,126
Prepaid expenses and other assets	25,021	31,073
Assets held for sale	8,273	—
Total assets	$1,659,537	$1,670,432

LIABILITIES AND EQUITY
Liabilities:
Notes payable and other debt	$491,585	$474,837
Accounts payable	12,419	4,529
Operating lease liabilities	14,345	123
Accrued post-retirement benefits	7,757	7,582
Refund liability	45,300	—
Deferred revenue	12,356	72,462
Accrued dividends	26,753	17,032
Real estate intangible liabilities, net	13,939	15,278
Accrued and other liabilities	47,881	75,046
Total liabilities	672,335	666,889
Commitments and Contingencies (Note 10)
Equity:
Common stock - no par value; authorized, 225,000,000 shares; outstanding 72,820,075 and 72,633,866 shares at December 31, 2025 and 2024, respectively	1,812,619	1,811,582
Accumulated other comprehensive income (loss)	18	6,134
Distributions in excess of accumulated earnings	(825,435)	(814,173)
Total shareholders' equity	987,202	1,003,543
Total liabilities and equity	$1,659,537	$1,670,432
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Operating Revenue:
Commercial Real Estate	$202,861	$197,365	$193,971
Land Operations	3,812	39,276	14,872
Total operating revenue	206,673	236,641	208,843
Operating Costs and Expenses:
Cost of Commercial Real Estate	106,030	102,535	100,972
Cost of Land Operations	4,536	26,460	5,560
Selling, general and administrative	28,126	29,822	34,028
Merger transaction costs	7,101	—	—
Impairment of assets	—	256	4,768
Total operating costs and expenses	145,793	159,073	145,328
Gain (loss) on commercial real estate transactions	7,454	51	—
Gain (loss) on disposal of assets and settlements, net	11,685	2,148	1,114
Total gain (loss) on commercial real estate transactions and disposal of assets and settlements, net	19,139	2,199	1,114
Operating Income (Loss)	80,019	79,767	64,629
Other Income and (Expenses):
Income (loss) related to joint ventures and partnerships	8,288	4,556	1,872
Impairment of equity method investment	(406)	—	—
Interest and other income (expense), net (Note 2)	416	3,023	(2,693)
Interest expense	(23,801)	(23,169)	(22,963)
Income (Loss) from Continuing Operations Before Income Taxes	64,516	64,177	40,845
Income tax benefit (expense)	69	(174)	(35)
Income (Loss) from Continuing Operations	64,585	64,003	40,810
Income (loss) from discontinued operations, net of income taxes	89	(3,466)	(7,847)
Net Income (Loss)	64,674	60,537	32,963
Loss (income) attributable to discontinued noncontrolling interest	—	—	(3,151)
Net Income (Loss) Attributable to A&B Shareholders	$64,674	$60,537	$29,812

Earnings (Loss) Per Share Available to A&B Shareholders:
Basic Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.89	$0.88	$0.56
Discontinued operations available to A&B shareholders	—	(0.05)	(0.15)
Net income (loss) per share available to A&B shareholders	$0.89	$0.83	$0.41

Diluted Earnings (Loss) Per Share of Common Stock:
Continuing operations available to A&B shareholders	$0.89	$0.88	$0.56
Discontinued operations available to A&B shareholders	—	(0.05)	(0.15)
Net income (loss) per share available to A&B shareholders	$0.89	$0.83	$0.41

Weighted-Average Number of Shares Outstanding:
Basic	72,717	72,606	72,559
Diluted	73,047	72,752	72,776

Amounts Available to A&B Common Shareholders (Note 17):
Continuing operations available to A&B common shareholders	$64,585	$63,980	$40,704
Discontinued operations available to A&B common shareholders	89	(3,466)	(10,998)
Net income (loss) available to A&B common shareholders	$64,674	$60,514	$29,706
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net Income (Loss)	$64,674	$60,537	$32,963
Other Comprehensive Income (Loss), net of tax:
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	(3,672)	4,100	296
Reclassification of interest rate derivative loss (gain) to interest and other income (expense), net included in Net Income (Loss)	—	—	2,718
Reclassification adjustment to interest expense included in Net Income (Loss)	(2,074)	(1,764)	(1,680)
Employee benefit plans:
Actuarial gain (loss)	(370)	534	109
Settlement recognition of net loss (gain)	—	14	—
Other comprehensive income (loss), net of tax	(6,116)	2,884	1,443
Comprehensive Income (Loss)	58,558	63,421	34,406
Comprehensive (income) loss attributable to discontinued noncontrolling interest	—	—	(3,151)
Comprehensive Income (Loss) Attributable to A&B Shareholders	$58,558	$63,421	$31,255
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$64,674	$60,537	$32,963
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
(Income) loss from discontinued operations	(89)	3,466	7,847
Depreciation and amortization	38,338	36,312	36,791
Provision for (reversal of) credit losses	45	(628)	—
(Gain) loss on commercial real estate transactions	(7,454)	(51)	—
(Gain) loss on disposal of assets and settlements, net	(11,685)	(2,148)	(1,114)
Impairment of assets and equity method investment	406	256	4,768
(Gain) loss on de-designated interest rate swap valuation adjustment	—	(3,675)	2,718
Share-based compensation expense	5,912	4,795	6,081
(Income) loss related to joint ventures, net of operating cash distributions	(4,288)	(1,179)	(1,822)
Changes in operating assets and liabilities:
Trade and other receivables	(1,570)	35	120
Prepaid expenses and other assets	194	(424)	(894)
Development/other property inventory	6,842	6,464	(3,474)
Accrued post-retirement benefits	(194)	(1,841)	(5)
Accounts payable	966	(1,047)	1,130
Refund liability	(10,000)	—	—
Accrued and other liabilities	(2,486)	1,239	(9,622)
Operating cash flows from continuing operations	79,611	102,111	75,487
Operating cash flows from discontinued operations	(100)	(4,120)	(8,395)
Net cash provided by (used in) operations	79,511	97,991	67,092
Cash Flows from Investing Activities:
Capital expenditures for acquisitions	—	(29,826)	(9,464)
Capital expenditures for property, plant and equipment	(52,230)	(20,951)	(21,686)
Proceeds from disposal of assets	3,410	18,955	3,439
Contributions to investments in joint ventures and partnerships	(208)	(306)	(342)
Distributions of capital and other receipts from investments in joint ventures and partnerships	3,523	1,013	451
Investing cash flows from continuing operations	(45,505)	(31,115)	(27,602)
Investing cash flows from discontinued operations	—	15,000	34,705
Net cash provided by (used in) investing activities	(45,505)	(16,115)	7,103
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and other debt, net	198,000	60,000	—
Payments of notes payable and other debt and deferred financing costs	(40,683)	(166,994)	(35,082)
Borrowings (payments) on line-of-credit agreement, net	(142,000)	113,000	25,000
Cash dividends paid	(65,710)	(64,980)	(64,265)
Repurchases of common stock and other payments	(5,746)	(2,983)	(5,403)
Financing cash flows from continuing operations	(56,139)	(61,957)	(79,750)
Financing cash flows from discontinued operations	—	—	(15,101)
Net cash provided by (used in) financing activities	(56,139)	(61,957)	(94,851)

Cash, Cash Equivalents, Restricted Cash, and Cash included in Assets Held for Sale
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash included in assets held for sale	(22,133)	19,919	(20,656)
Balance, beginning of period	33,672	13,753	34,409
Balance, end of period	$11,539	$33,672	$13,753

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Other Cash Flow Information:
Interest paid, net of capitalized interest, for continuing operations	$22,150	$22,125	$22,638
Interest paid, net of capitalized interest, for discontinued operations	$—	$—	$553
Income tax payments/(refunds), net	$72	$(31)	$17

Noncash Investing and Financing Activities from continuing operations:
Capital expenditures included in accounts payable and accrued and other liabilities	$9,044	$21,738	$2,122
Operating lease liabilities arising from obtaining right-of-use assets	$15,202	$—	$—
Finance lease liabilities arising from obtaining right-of-use assets	$1,275	$152	$1,728
Dividends declared but unpaid at end of period	$26,753	$17,032	$16,758
Increase (decrease) in escrow and other receivables from dispositions	$—	$3,250	$15,000

Reconciliation of cash, cash equivalents, restricted cash, and cash included in assets held for sale
Beginning of the period:
Cash and cash equivalents	$33,436	$13,517	$33,262
Restricted cash	236	236	998
Cash included in assets held for sale	—	—	149
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$33,672	$13,753	$34,409

End of the period:
Cash and cash equivalents	$11,303	$33,436	$13,517
Restricted cash	236	236	236
Cash, cash equivalents, restricted cash, and cash included in assets held for sale	$11,539	$33,672	$13,753
See Notes to Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(amounts in thousands, except per share data)

	Total Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss)	(Distribution in Excess of Accumulated Earnings) Earnings Surplus	Total	Redeemable Non- Controlling Interest

	Shares	Stated Value
Balance, January 1, 2023	72,463	$1,808,401	$1,807	$(774,503)	$1,035,705	$7,986
Net income (loss)	—	—	—	29,812	29,812	3,151
Other comprehensive income (loss), net of tax	—	—	1,443	—	1,443	—
Dividend on common stock ($0.8825 per share)	—	—	—	(64,617)	(64,617)	—
Disposal of subsidiary	—	—	—	—	—	(9,952)
Distributions to noncontrolling interest	—	—	—	—	—	(1,185)
Share-based compensation	—	6,081	—	—	6,081	—
Shares issued (repurchased), net	(15)	(5,387)	—	(26)	(5,413)	—
Balance, December 31, 2023	72,448	$1,809,095	$3,250	$(809,334)	$1,003,011	$—

Net income (loss)	—	—	—	60,537	60,537	—
Other comprehensive income (loss), net of tax	—	—	2,884	—	2,884	—
Dividend on common stock ($0.8925 per share)	—	—	—	(65,254)	(65,254)	—
Disposal of subsidiary	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—
Share-based compensation	—	4,795	—	—	4,795	—
Shares issued (repurchased), net	186	(2,308)	—	(122)	(2,430)	—
Balance, December 31, 2024	72,634	$1,811,582	$6,134	$(814,173)	$1,003,543	$—

Net income (loss)	—	—	—	64,674	64,674	—
Other comprehensive income (loss), net of tax	—	—	(6,116)	—	(6,116)	—
Dividend on common stock ($1.0250 per share)	—	—	—	(75,432)	(75,432)	—
Share-based compensation	—	5,912	—	—	5,912	—
Shares issued (repurchased), net	186	(4,875)	—	(504)	(5,379)	—
Balance, December 31, 2025	72,820	$1,812,619	$18	$(825,435)	$987,202	$—
See Notes to Consolidated Financial Statements.

Alexander & Baldwin, Inc.
Notes to Consolidated Financial Statements
1.    Background and Basis of Presentation
Description of Business: Alexander & Baldwin, Inc. ("A&B" or the "Company") is a fully integrated real estate investment trust ("REIT") headquartered in Honolulu, Hawai‘i, whose history in Hawai‘i dates back to 1870. Over time, the Company has evolved from a 571-acre sugar plantation on Maui to become one of Hawai‘i's premier commercial real estate companies and the owner of the largest grocery-anchored, neighborhood shopping center portfolio in the state. As of December 31, 2025, the Company owns a portfolio of commercial real estate improved properties in Hawai‘i consisting of 22 retail centers, 14 industrial assets and four office properties, representing a total of four million square feet of gross leasable area, as well as 145 acres of commercial land in Hawai‘i, of which substantially all is leased pursuant to urban ground leases.
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
Agreement and Plan of Merger: On December 8, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Tropic Purchaser LLC, a Delaware limited liability company ("Parent"), and Tropic Merger Sub LLC, a Hawaii limited liability company and wholly owned subsidiary of Parent ("Merger Sub"). Parent is a joint venture formed by MW Group and funds affiliated with Blackstone Real Estate and DivcoWest. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Merger Sub (the "Merger") and the separate existence of the Company will cease and Merger Sub will survive as a wholly owned subsidiary of Parent. The Merger is expected to close in the first quarter of 2026, subject to customary closing conditions, including approval of the Company's shareholders.
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
A controlling financial interest in an entity may be established (i) through the Company holding a majority voting interest or (ii) if the Company is the primary beneficiary of an entity that qualifies as a variable interest entity ("VIE"), as defined in the Codification. The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a VIE. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company reevaluates whether an entity is a VIE as needed (i.e., when assessing reconsideration events that result in changes in the factors mentioned above) as part of determining if the consolidation or equity method treatment remains appropriate. As of December 31, 2025, the Company had an interest in various unconsolidated joint ventures that the Company accounts for using the equity method. Obligations of the Company's joint ventures do not have recourse to the Company and the Company's maximum exposure is limited to its investment.
Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: (i) asset impairments, including intangible assets and liabilities, and goodwill, (ii) purchase price allocations with respect to commercial real estate asset acquisitions, (iii) the determination of the term and fair value of sales-type leases, (iv) litigation and contingencies, (v) postretirement benefits, (vi) recoverable amounts of accounts and other receivables, (vii) valuation of derivatives and their effectiveness as hedges, (viii) income taxes, and (ix) valuation of market-based and performance-based restricted stock units. Future results could be materially affected if actual results differ from these estimates and assumptions.
Rounding: Amounts in the consolidated financial statements and notes are rounded to the nearest thousand. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may result in differences.
Discontinued Operations: In November 2023, the Company completed the sale of its interests in Grace Pacific LLC ("Grace Pacific"), a materials and construction company, Company-owned quarry land on Maui, and Grace Pacific's 50% interest in a paving company (collectively, the “Grace Disposal Group”). The financial results associated with the Grace Disposal Group are classified as discontinued operations in the consolidated statements of operations for the year ended December 31, 2023, and in the consolidated statements of cash flows for the years ended December 31, 2024 and 2023. Refer to Note 21 – Held for Sale and Discontinued Operations for additional information. All footnotes exclude discontinued operations unless otherwise noted.
Reclassifications: Certain amounts presented in the prior year have been reclassified to conform to the current year presentation (e.g., captions previously presented in the prior years that, in the currently presented periods, are less than five percent of total assets or total liabilities were combined in the current year consolidated balance sheets). Operating lease right-of-use assets, Straight-line rent receivable, and Investments in other joint ventures and partnerships, which were previously presented in Prepaid expenses and other assets on the consolidated balance sheets, are now presented separately for all periods presented. Operating lease liabilities, Accrued dividends, and Real estate intangible liabilities, net, which were previously presented in Accrued and other liabilities on the consolidated balance sheets, are now presented separately for all periods presented.
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
Investments in sales-type leases, net: Investments in sales-type leases are recognized when the Company’s leases qualify as sales-type leases under ASC Topic 842, Leases ("ASC 842"). Leases qualify as sales-type leases if the contract includes either transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee exceeds substantially all of the fair value of the asset. The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. Acquisition-related costs are capitalized and recorded in Investments in sales-type leases, net on the Company’s consolidated balance sheets. For newly originated or acquired leases, the Company’s estimate of residual value equals the fair value of the asset at lease commencement. The investment in a sales-type lease balance is increased every period to reflect income on the net investment in the lease and reduced by the amount of lease payments collected during the period.
Real estate developments: Real estate developments represent certain costs capitalized and presented in the Land Operations segment that relate to (i) active real estate development projects and other land intended for sale or (ii) potential future real estate development projects intended for lease that would be part of future CRE segment operations. For potential future real estate development projects intended for lease, when management with the relevant authority has approved expenditures for activities clearly associated with the development and construction of a CRE segment project, the capitalized costs associated with such project (e.g., historical cost of land and any land improvement) will be included in Real estate property, net in the accompanying consolidated balance sheets and transferred to the CRE segment.
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
For development projects, capitalized costs are allocated using the direct method for expenditures that are specifically associated with the unit being sold and the relative-sales-value method for expenditures that benefit the entire project. Direct overhead costs incurred after the development project is substantially complete and ready to be marketed are charged to expense as incurred. All indirect overhead costs are charged to expense as incurred.
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
In the event a lease or leases with a tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of any associated depreciable or amortizable assets or liabilities related to the lease terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may accelerate the depreciation and amortization of such associated assets and liabilities.
Intangible Assets and Liabilities: Real estate intangible assets and real estate intangible liabilities are included in Real estate intangible assets, net and Real estate intangible liabilities, net, respectively, in the accompanying consolidated balance sheets and are generally related to the acquisition of commercial real estate properties.
Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value.
Restricted Cash: The Company's restricted cash is related to cash held in trust for a self-funded workers compensation policy.
Allowance for Credit Losses: The Company estimates its allowance for credit losses for financial assets, primarily accounts receivable and notes receivable, which are included in accounts receivable and other receivables on the consolidated balance sheets, as well as its non-financial assets, including net investment in sales-type leases, within the scope of ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"). The allowance for credit losses are deducted from the respective financial asset's amortized cost basis on the consolidated balance sheets.
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
Other receivables, net: Other receivables, net are primarily composed of notes receivable recorded at cost less allowance for credit losses.
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
The Company's goodwill balance as of December 31, 2025 and 2024, was $8.7 million and is attributable to the CRE reporting unit, which is also a reportable segment.
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
Assets and liabilities associated with two CRE properties were reclassified as held for sale in the consolidated balance sheet as of December 31, 2025. See Note 4 – Real Estate Transactions and Note 21 – Held for Sale and Discontinued Operations for further discussion.
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
Commercial Real Estate: The Commercial Real Estate segment owns, operates, leases, and manages a portfolio of retail, industrial, and office properties in Hawai‘i; it also leases urban land in Hawai‘i to third-party lessees. Commercial Real Estate revenue is recognized under lease accounting guidance with the Company as lessor.
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
For sales-type leases, the Company records any selling profit of loss arising from the lease at inception within Gain (loss) on disposal of commercial real estate properties in the Company's consolidated statements of operations, as well as any initial direct costs recorded as an expense if, at commencement, the fair value of the underlying asset differs from its carrying amount, otherwise they are deferred and included in the net investment in the lease. Interest income from sales-type leases is measured using the rate implicit in the lease and is recorded in Operating Revenue - Commercial Real Estate in the Company’s consolidated statements of operations over the lease term to produce a constant periodic rate of return on the Company’s net investment in the lease. Rent payments that are not fixed and determinable at lease inception, such as tenant reimbursed property operating costs, are not included in the effective interest method calculation and are accounted for as variable payments in the period earned.
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
Leases - The Company as Lessee: The Company determines if an arrangement is a lease at inception by considering whether that arrangement conveys the right to use an identified asset for a period of time in exchange for consideration. The Company evaluates whether a lease is a finance or operating lease using the criteria established in ASC Topic 842, Leases. Right-of-use assets (ROU assets) and lease liabilities related to operating leases are included in Operating lease right-of-use assets and Operating lease liabilities, respectively, in the Company's consolidated balance sheets. ROU assets and lease liabilities related to finance leases are included in Real estate property, net and Notes payable and other debt, respectively, in the Company's consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease ROU assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term or using the useful life of the asset if the financing lease contains a purchase option that is reasonably certain to be exercised. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within Interest expense in the Company’s consolidated statements of operations.
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
Impairment of Investments in Joint Ventures and Partnerships: The Company reviews its investments in unconsolidated joint ventures and partnerships accounted for under the equity method for impairment whenever there are any indicators that the value may be impaired or that its carrying value may not be recoverable. To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss measured as the excess of the carrying value of the investment over the estimated fair value, which is recorded in impairment loss in the consolidated statement of operations. Significant estimates are involved in estimating fair value that are highly subjective and include considerable judgment, including the Company's current and future evaluation of general economic and market conditions, estimates regarding the timing and amount of future cash flows, including revenue, and cost of sales, and appropriate discount rates based on the perceived risks, among others. Changes in these and other assumptions could affect the fair value of the unconsolidated joint ventures and partnerships. The Company classifies these fair value measurements as Level 3. See Note 7 – Fair Value Measurements for further discussions.
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
Interest and other income (expense), net for the years ended December 31, 2025, 2024, and 2023, included the following (in thousands):

	2025	2024	2023
Post-retirement benefit (expense)	$(410)	$(426)	$(526)
Interest income	792	2,191	431
Gain (loss) on fair value adjustments related to interest rate swaps	—	3,675	—
Financing charges	—	(2,350)	—
Reclassification of interest rate derivative gain (loss) from Accumulated Other Comprehensive Income (Loss)	—	—	(2,718)
Other income (expense), net	34	(67)	120
Interest and other income (expense), net	$416	$3,023	$(2,693)
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
Discontinued Operations: The Company reports disposal groups as discontinued operations in the consolidated statements of operations when the criteria are met. The Company's loss from discontinued operations for the years ended December 31, 2025 and 2024 primarily relates to the resolution of cessation related claim liabilities associated with the Company's former sugar operations. The Company’s loss from discontinued operations for the year ended December 31, 2023, included net loss on disposition, revenues, and expenses associated with the Grace Disposal Group, in addition to expenses associated with the resolution of liabilities from the Company’s former sugar operations. The results of operations are presented as discontinued operations in the consolidated statements of operations. Refer to Note 21 – Held for Sale and Discontinued Operations for additional information.

Earnings Per Share (“EPS”): Basic and diluted earnings per share are computed and disclosed in accordance with ASC Topic 260, Earnings Per Share, which requires the classification of the Company’s unvested shares of restricted Common Stock, which contain rights to receive non-forfeitable dividends as participating securities requiring the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of Common Stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the two-class method, the Company's calculation of earnings per share excludes the income attributable to unvested shares of restricted Common Stock from the numerator of the calculation and the weighted average shares of Common Stock and potentially dilutive securities in accordance with the treasury stock method and /or if converted method. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of share-based awards. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the periods presented do not include anti-dilutive unvested restricted stock units. The Company utilizes the treasury stock method in 2025 and the two-class method in 2024 and 2023 to compute earnings available to common shareholders. For 2023, under the two-class method, earnings are also adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent in-substance dividend distributions to the noncontrolling interest holder as the holder has a contractual right to receive a specified amount upon redemption. As a result, earnings are adjusted to reflect this in-substance distribution that is different from other common shareholders.
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. The Company adopted ASU 2023-09 during the fourth quarter of 2025 on a retrospective basis. The adoption of this standard did not have a material impact on the Company's financial position or results of operations and did not have a significant impact on its disclosures (refer to Note 16 – Income Taxes).
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

3.     Real Estate Property, Net
Real estate property, net as of December 31, 2025 and 2024, includes the following (in thousands):

	2025	2024
Land	$781,367	$787,242
Buildings	759,872	764,803
Other property improvements	146,380	118,834
Subtotal	$1,687,619	$1,670,879
Accumulated depreciation	(281,510)	(255,641)
Real estate property, net	$1,406,109	$1,415,238
As noted in Note 2 – Significant Accounting Policies, the Company may capitalize a portion of interest costs incurred to long-lived assets for developments, major redevelopments and other projects that meet certain criteria. Total interest costs incurred were $24.6 million, $23.5 million, and $23.5 million in 2025, 2024, and 2023, respectively. Capitalized interest costs related to development activities were $0.8 million, $0.3 million, and $0.5 million in 2025, 2024, and 2023, respectively.
Depreciation expense for the years ended December 31, 2025, 2024, and 2023, was $32.1 million, $29.9 million, and $29.2 million, respectively.
4.    Real Estate Transactions
Acquisitions
The Company made no acquisitions for the year ended December 31, 2025, and one acquisition for the year ended December 31, 2024. The following table summarizes the Company's real estate acquisition activity for the year ended December 31, 2024, which was accounted for as asset acquisitions (dollars in thousands).

2024
Number of properties acquired[1]	1
Contract price	$29,666
Total price of acquisitions[2]	$29,826
[1] The 2024 acquisition was structured as a partial like-kind exchange in accordance with Code §1031.
[3] Total price of acquisition includes transaction costs and closing costs and credits.
The aggregate purchase price of the assets acquired during the year ended December 31, 2024, was allocated as follows (in thousands):

Fair value of assets acquired	2024
Assets acquired:
Land	$8,723
Property and improvements	20,978
In-place leases	1,051
Total assets acquired	$30,752

Liabilities assumed:
Unfavorable leases	$926
Total liabilities assumed	$926
Net assets acquired	$29,826
As of the acquisition date, the weighted-average amortization periods of in-place leases was approximately 12.8 years for assets acquired during the year ended December 31, 2024.
Dispositions
There were no dispositions for the year ended December 31, 2025. There was one disposition for the year ended December 31, 2024, related to a retail property within the Commercial Real Estate segment. The following table summarizes the real estate disposition activity for the year ended December 31, 2024 (dollars in thousands).

2024
Number of properties disposed	1
Contract Price	$14,250
Gain/(loss) on disposal[1]	$51
1 As of December 31, 2023, this property met the criteria for classification as held for sale and accordingly, was measured at its fair value less costs to sell, resulting in an impairment charge of $2.2 million for the year ended December 31, 2023. The Company recognized a gain on disposal of $0.1 million when the property was sold during the year ended December 31, 2024.

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
At the time of exercise, the Buyer was leasing two of the three subdivided units it committed to purchase. Upon the Buyer's exercise of the purchase option, the lease for the two subdivided units was modified and classified as a sales-type lease. Accordingly, $10.3 million of real estate property, net and $1.2 million of real estate intangible assets, net were derecognized and the present value of the future lease payments and the initial unguaranteed residual value of $14.1 million was established as Investments in sales-type leases, net in the Company's consolidated balance sheets. Additionally, the Company recognized $2.6 million in selling profit from sales-type leases within Gain (loss) on commercial real estate transactions in the Company's consolidated statements of operations during the twelve months ended December 31, 2025. Refer to Note 12 – Leases - The Company as a Lessor for additional discussion of the components of the Company's investments in sales-type leases.
The Buyer's exercise of the purchase option for the one subdivided unit not leased by the Buyer at the time of exercise, met the criteria for classification as held for sale and accordingly, was measured at its fair value less costs to sell. The fair value was in excess of the carrying value and accordingly, no fair value adjustment related to assets and liabilities held for sale was required. Refer to Note 7 – Fair Value Measurements for additional discussion of the Company's classification of the fair value measurement in the fair value hierarchy and inputs used in determining the fair value. Refer to Note 21 – Held for Sale and Discontinued Operations for additional discussion of the information related to the major classes of assets and liabilities that were classified as held for sale as of the balance sheet date.
Intangible assets, net
Real estate intangible assets, net and other intangible assets included in Prepaid expenses and other assets as of December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
In-place leases	$72,064	$73,624
Favorable leases	14,314	14,363
Accumulated amortization of in-place leases	(50,493)	(47,544)
Accumulated amortization of favorable leases	(10,201)	(9,267)
Real estate intangible assets, net	$25,684	$31,176

Other intangible assets	$594	$594
Accumulated amortization of other intangible assets	(594)	(594)
Other intangible assets, net	$—	$—

Total intangible asset amortization expense was $5.5 million, $5.8 million, and $7.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Estimated amortization expenses related to intangible assets over the next five years are as follows (in thousands):

Estimated Amortization
2026	$3,697
2027	3,506
2028	2,782
2029	2,486
2030	2,448
5.     Investments in Joint Ventures and Partnerships
The Company has investments in joint ventures and partnerships through its Land Operations segment. The Company's investments in joint ventures and partnerships consist of equity investments in limited liability companies that operate or develop real estate and joint ventures that engage in materials-related activities and renewable energy. The Company does not have a controlling financial interest, but has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. Operating results presented in the Company's consolidated statements of operations include the Company's proportionate share of net income (loss) from its equity method investments.
The Company’s carrying value of investments in joint ventures and partnerships totaled $36.8 million and $39.0 million as of December 31, 2025 and 2024, respectively, which is recorded in Investments in real estate joint ventures and partnerships and Investments in other joint ventures and partnerships on the Consolidated Balance Sheets. The amounts of the Company’s investment as of December 31, 2025 and 2024, that represent undistributed earnings of investments in joint ventures and partnerships was approximately $10.3 million and $9.3 million, respectively. Dividends and distributions from unconsolidated joint ventures and partnerships totaled $7.5 million in 2025, $4.4 million in 2024, and $0.5 million in 2023. During the three years ended December 31, 2025, 2024, and 2023, Income (loss) related to joint ventures was $8.3 million, $4.6 million and $1.9 million, respectively, and return on investment operating cash distributions was $4.0 million, $3.4 million and $0.1 million, respectively.
A summary of combined assets and liabilities reported by such entities accounted for by the equity method as of December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Current assets	$43,009	$55,793
Non-current assets	116,570	183,976
Total assets	$159,579	$239,769

Current liabilities	$16,941	$29,840
Non-current liabilities	69,259	95,326
Total liabilities	$86,200	$125,166
A summary of combined operating results reported by such entities accounted for by the equity method for each of the years ended December 31, 2025, 2024, and 2023, were as follows (in thousands):

	2025	2024	2023
Revenues	$153,428	$159,656	$154,423
Operating costs and expenses	131,522	138,747	137,431
Gross Profit (Loss)	$21,906	$20,909	$16,992
Income (Loss) from Continuing Operations[1]	$10,494	$12,139	$(1,528)
Net Income (Loss)[1]	$10,494	$12,139	$(1,528)
[1]Includes earnings from equity method investments held by the investee.

6.     Other Receivables and Allowances and Other Reserves
Other Receivables
The following table is a summary of the Company's other receivables (in thousands):

	December 31, 2025	December 31, 2024
Financing receivables	$5,124	$15,859
Other receivables[1]	3,689	3,230
Other receivables, gross	$8,813	$19,089
Less: Allowance for credit losses	(2,336)	(2,393)
Other receivables, net of allowances	$6,477	$16,696
[1] Primarily consists of unbilled revenue related to the Commercial Real Estate segment and escrow receivables related to the Land Operations segment.
Allowances and Other Reserves
The Company reduces recorded amounts for accounts receivable and other financial assets included in other receivables by various allowances and reserve accounts. The following table presents the balances and activity (including reclassifications) in the various allowance and reserve accounts related to the Company's accounts receivable and financial assets included in other receivables for the three years ended December 31, 2025, 2024, and 2023, (in thousands):

	Allowance for Credit Losses for Financing Receivables Secured by Real Estate	Allowance for Credit Losses for Tenant Related Financing Receivables	Total Allowance for Credit Losses for Financing Receivables	Allowance for Doubtful Accounts on Accounts Receivable
Balance, January 1, 2023	$2,652	$—	$2,652	$2,447
Provision (release) - charged against income	262	(218)	44	754
Write-offs or other - charged against allowance[1]	—	849	849	(313)
Balance, December 31, 2023	$2,914	$631	$3,545	$2,888
Provision (release) - charged against income	(1,359)	375	(984)	139
Write-offs or other - charged against allowance[1]	—	(168)	(168)	(1,326)
Balance, December 31, 2024	$1,555	$838	$2,393	$1,701
Provision (release) - charged against income	75	(132)	(57)	(82)
Write-offs or other - charged against allowance[1]	—	—	—	(400)
Balance, December 31, 2025	$1,630	$706	$2,336	$1,219

[1] Write-offs or other activity (e.g., reclassifications of fully reserved balances from cash basis treatment).
Refer to Note 12 – Leases - The Company as a Lessor for current period charges related to the Company's assessment of collectability on amounts due under leases, including sales-type leases. Note that under ASC Topic 842, Leases, such charges and reserve activity reflect a reversal of the revenue and receivable balance originally recorded.
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
The allowance for credit losses for financing receivables related to the Commercial Real Estate segment notes receivables are from rent relief arrangements with existing tenants and delinquent rent from terminated tenants. The Company evaluates the collectability of the Commercial Real Estate notes receivable each reporting period based on a combination of credit quality indicators, including, but not limited to, payment status, historical loan charge-offs, and financial strength of the borrower and guarantors.
Included below is a summary of the amortized cost basis of our financing receivables, included in other receivables, and credit quality indicator, summarized by year of origination(in thousands). There were no write-offs during year ended December 31, 2025.

	Year of Origination						Balance as of
	2025	2024	2023	2022	2021	Prior	December 31, 2025
Secured	$—	$2,863	$—	$—	$—	$1,555	$4,418
Unsecured	280	337	—	60	29	—	706
Total notes receivable	$280	$3,200	$—	$60	$29	$1,555	$5,124

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
The following tables present the fair value of those assets and (liabilities) measured on a recurring basis as of December 31, 2025 and 2024, (in thousands):

		Fair Value Measurements at
		December 31, 2025
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$2,385	$—	$2,385	$—
Liabilities
Derivative financial instruments - interest rate swaps	Accrued and other liabilities	$(881)	$—	$(881)	$—

		Fair Value Measurements at
		December 31, 2024
	Consolidated Balance Sheet Location	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments - interest rate swaps	Prepaid expenses and other assets	$7,378	$—	$7,378	$—
Non-Recurring Fair Value
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment is discussed in Note 2 – Significant Accounting Policies.

Investments in sales-type leases, net: The Company's net investment in sales-type lease assets are recorded at the estimated fair value as of the respective lease commencement dates. The fair value of sales-type leases is generally estimated utilizing Level 3 inputs to discount the estimated future cash flows of the lease, including any guaranteed or unguaranteed estimated residual value of the asset at the end of the lease, using the rate implicit in the lease. Refer to Note 12 – Leases - The Company as a Lessor for additional discussion of the Company's investment in sales-type leases.
Impairment of long-lived assets held and used and finite-lived intangible assets: During the years ended December 31, 2025 and 2024, the Company did not recognize any impairment of long-lived assets held and used or finite-lived intangible assets. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they involve significant unobservable inputs such as cash flow projections, discount rates, and management assumptions.

Impairment of assets held for sale: As of December 31, 2025, one subdivided unit at a CRE improved property and one Company-occupied building met the criteria for classification as held for sale and accordingly, were measured at fair value less costs to sell. The fair values were found to be in excess of the carrying values and accordingly, no fair value adjustment related to assets and liabilities held for sale was required. The Company classifies these fair value measurements as Level 3 in the fair value hierarchy because they are determined using significant unobservable inputs such as management assumptions about expected sales proceeds from third parties. Refer to Note 4 – Real Estate Transactions for discussion of the transaction giving rise to the subdivided unit's classification as held for sale. Refer to Note 21 – Held for Sale and Discontinued Operations for information related to the major classes of assets and liabilities that were classified as held for sale as of the balance sheet date.
Impairment of equity method investment: During the year ended December 31, 2025, the Company recorded an impairment charge of $0.4 million related to the disposal of an equity method investment in a joint venture, which is presented in Impairment of equity method investment in the consolidated statements of operations.
Abandoned development costs: During the year ended December 31, 2024, the Company recorded an impairment charge of $0.3 million related to the abandonment of potential CRE development projects, which is presented in Impairment of assets in the consolidated statements of operations.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts and notes receivable, net and notes payable and other debt. The fair value of the Company's cash and cash equivalents, restricted cash, and accounts receivable, net approximate their carrying values due to the short-term nature of the instruments, which is classified as Level 1 measurement in the fair value hierarchy.

The fair value of the Company's notes receivable approximated the carrying amount of $2.8 million and $13.1 million as of December 31, 2025 and 2024. The fair value of these notes is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan-to-value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made, and is classified as a Level 3 measurement in the fair value hierarchy.
At December 31, 2025, the carrying amount of the Company's notes payable and other debt was $491.6 million and the corresponding fair value was $491.7 million. At December 31, 2024, the carrying amount of the Company's notes payable and other debt was $474.8 million and the corresponding fair value was $468.4 million. The fair value of debt is calculated by discounting the future cash flows of the debt at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.
At December 31, 2025, the carrying amount of the Company's refund liability was $45.3 million and the corresponding fair value was $41.8 million. The fair value of the refund liability is calculated by discounting the future cash flows of the refund liability at rates based on instruments with similar risk, terms and maturities as compared to the Company's existing debt arrangements, and is classified as a Level 3 measurement in the fair value hierarchy.

8.     Notes Payable and Other Debt
As of December 31, 2025 and 2024, Notes payable and other debt consisted of the following (in thousands):

				Principal Outstanding
Debt	Interest Rate (%)	Maturity Date		December 31, 2025	December 31, 2024
Secured:
Photovoltaic Financing	(1)	(1)		4,838	3,932
Manoa Marketplace	(2)	2029		48,989	50,877
Subtotal				$53,827	$54,809
Unsecured:
Series J Note	4.66%	2025		—	10,000
Series B Note	5.55%	2026		2,000	18,000
Series C Note	5.56%	2026		4,000	7,000
Series F Note	4.35%	2026		4,000	7,250
Series H Note	4.04%	2026		50,000	50,000
Series K Note	4.81%	2027		34,500	34,500
Series G Note	3.88%	2027		9,625	15,625
Series L Note	4.89%	2028		18,000	18,000
Series I Note	4.16%	2028		25,000	25,000
Term Loan 5	4.30%	2029		25,000	25,000
Syndicated Term Loan	(3)	2030		200,000	—
Series M Note	6.09%	2032		60,000	60,000
Subtotal				$432,125	$270,375
Revolving Credit Facility:
A&B Revolver	(4)	2028	(5)	8,000	150,000
Subtotal				$8,000	$150,000
Total debt (contractual)				$493,952	$475,184
Unamortized debt premium (discount)				(1,917)	—
Unamortized debt issuance costs				(450)	(347)
Total debt (carrying value)				$491,585	$474,837

(1) Financing leases have a weighted average discount rate of 4.76% and maturity dates ranging from 2027 to 2030
(2) Loan has a stated interest rate of SOFR plus 1.35%. Loan is swapped through maturity to a 3.14% fixed rate.
(3) Loan has a stated interest rate of SOFR plus 1.15% based on a pricing grid. Loan is swapped through maturity to a 4.69% weighted-average fixed rate.
(4) Loan has a stated interest rate of SOFR plus 1.05% based on a pricing grid.
(5) A&B Revolver has two six-month optional term extensions.
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
Assets Pledged as Collateral: The gross book value of the commercial real estate assets pledged as collateral described above at December 31, 2025, was $101.3 million.

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
On April 15, 2024, the Company entered into an agreement (the "Third Amended Prudential Agreement") with Prudential for an unsecured note purchase and private shelf facility that enables the Company to issue notes in an aggregate amount up to $300.0 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the Third Amended Prudential Agreement for a period of three years from execution of the agreement. On December 17, 2024, the Company entered into an agreement with Prudential to further amend certain covenants related to the Prudential Private Shelf Facility. All other terms of this agreement remain substantially unchanged. Borrowings under the uncommitted shelf facility bear interest at rates that are determined at the time of borrowing.
In addition, on April 15, 2024, the Company issued a $60.0 million note (the "Series M Note") under the Third Amended Prudential Agreement. The Series M Note has a coupon rate of 6.09%, paid semiannually, and matures in full on April 15, 2032.
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
Syndicated Term Loan: The Company could draw up to $200.0 million under its First Amendment to a Fourth Amended and Restated Credit Agreement ("A&B Revolver") with Bank of America N.A, as administrative agent ("the Agent"), First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto ("the Lenders") entered into November, 2025. On November 3, 2025, the Company drew the entire $200.0 million available under the commitment and used the proceeds to repay the outstanding balance on the A&B Revolver of $191.0 million as of that date plus accrued interest. The note bears interest at a rate of 1-month Term SOFR plus 1.15% based on a pricing grid and matures on November 3, 2030. Interest only is paid monthly with the principal balance due at maturity.
Also on November 3, 2025, the Company entered into a $70.0 million 1-month Term SOFR interest rate swap that fixes the rate through maturity at 4.57% (inclusive of the financials-based applicable rate of 1.15%). The Company previously entered into two interest rate swaps with notional amounts of $73.0 million and $57.0 million that, prior to November 3, 2025, hedged $130 million of borrowings under the revolving credit facility at a weighted average fixed rate of 4.76%. Beginning November 3, 2025, the three interest rate swaps with a notional amount totaling $200.0 million hedge the $200.0 million borrowings under the Term Loan Facility through maturity to a 4.69% weighted average fixed rate.

Revolving credit facility
A&B Revolver: On October 17, 2024, the Company entered into the Fourth Amended and Restated Credit Agreement ("2024 A&B Revolver") with the Agent and the Lenders, which amended and restated the Company's existing $500.0 million committed revolving credit facility under the Third Amended and Restated Credit Agreement ("2021 A&B Revolver"). The 2024 A&B Revolver decreased the total revolving commitments to $450.0 million, extended the term of the facility to October 2028 with two six-month extension options, and amended certain covenants (see below). On November 3, 2025, the Company entered into the First Amendment to the 2024 A&B Revolver with the Agent and the Lenders. The terms of the A&B Revolver remained substantially unchanged, with the exception of the creation of a new term loan facility permitting the Company to request up to three borrowings through May 3, 2026 with a total available commitment of up to $200 million, and removal of the SOFR Adjustment of 0.10%.
At December 31, 2025, the Company had $8.0 million of revolving credit borrowings outstanding with no letters of credit issued against the facility, and $442.0 million remained available.
Covenants under the A&B Revolver, Prudential Series Notes (subsequent to amendments), Term Loan 5 (subsequent to amendments), and Syndicated Term Loan
The principal financial covenants are as follows:
•Maximum ratio of secured debt to total adjusted asset value of 0.40:1.00.
•Under the A&B Revolver and the Prudential Series Notes - Minimum shareholders' equity amount of $751.1 million plus 75% percent of the net proceeds received from equity issuances after June 30, 2024.
•Under the Term Loan 5 - Minimum shareholders' equity amount of $865.6 million plus 75% percent of the net proceeds received from equity issuances after June 30, 2021.
•Minimum unencumbered interest coverage ratio of 1.75:1.00.

Debt principal payments
At December 31, 2025, debt principal payments and maturities during the next five years and thereafter and the corresponding amount of unamortized deferred financing costs or debt discounts or premiums were as follows (in thousands):

	Scheduled Principal Payments

	Secured debt	Unsecured debt	Revolving credit facility	Total Notes payable and other debt
2026	$2,336	$67,000	$—	$69,336
2027	4,030	37,125	—	41,155
2028	3,374	43,000	8,000	54,374
2029	43,133	25,000	—	68,133
2030	954	200,000	—	200,954
Thereafter	—	60,000	—	60,000
Total Principal	$53,827	$432,125	$8,000	$493,952
(Unamortized Debt Issue Cost)/ (Discount) Premium	(74)	(2,293)	—	(2,367)
Total	$53,753	$429,832	$8,000	$491,585
9.    Derivative Instruments
The Company is exposed to interest rate risk related to its variable-rate debt. The Company balances its cost of debt and exposure to interest rates primarily through its mix of fixed-rate and variable-rate debt. From time to time, the Company may use interest rate swaps to manage its exposure to interest rate risk.
Interest Rate Swaps
As of December 31, 2025, the Company had four interest rate swap agreements, all of which were designated as cash flow hedges. The key terms of the agreements are as follows (dollars in thousands):

Effective	Maturity	Fixed Interest	Notional Amount at	Asset (Liability) Fair Value at
Date	Date	Rate	December 31, 2025	December 31, 2025	December 31, 2024
Interest Rate Swap Agreements
4/7/2016	8/1/2029	3.14%	$48,989	$2,385	$4,310
11/3/2025	11/3/2030	4.57%	$70,000	$(9)	$—
5/1/2024	12/9/2031	4.88%	$57,000	$(471)	$1,254
12/9/2024	12/9/2031	4.83%	$73,000	$(401)	$1,814

In 2022, the Company entered into two forward starting interest rate swap agreements with notional amounts of $57.0 million and $73.0 million. The Company designated the hedging relationships of these two forward interest swap agreements as cash flow hedges at their inception. In December 2023, the Company de-designated the forward interest swap agreements as it was determined that underlying cash flows related to the designated hedging relationships were no longer probable of occurring. As a result, for the year ended December 31, 2023, the Company reclassified from Accumulated other comprehensive income (loss) and recognized in Interest and other income (expense), net a $2.7 million loss related to the fair value adjustment of the de-designated hedging relationships. Subsequent changes in fair value of the forward interest rate swaps were recorded in earnings until, on February 29, 2024, the Company re-designated the hedging relationships of both forward interest rate swaps in anticipation of future financing. The Company recorded a gain on forward interest rate swap valuation adjustment of $3.7 million during the year ended December 31, 2024, that occurred prior to the date of re-designation. Cash settlements related to the $57.0 million notional amount interest rate swap began on May 1, 2024. Cash settlements related to the $73.0 million notional amount interest rate swap began on December 9, 2024.
In November 2025, the Company entered into a $70.0 million 1-month Term SOFR interest rate swap that fixes the rate through November 3, 2030, at 4.57% (inclusive of a financials-based applicable rate of 1.15%). Together with the two forward interest rate swaps re-designated in 2024, the three interest rate swaps with a notional amount totaling $200.0 million are hedging the $200.0 million borrowings under the Syndicated Term Loan through maturity to a 4.69% weighted average fixed rate.
Assets related to the interest rate swaps are presented within Prepaid expenses and other assets and liabilities related to interest rate swaps are presented within Accrued and other liabilities in the consolidated balance sheets as of December 31, 2025 and December 31, 2024.
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
Statement of Comprehensive Income (Loss) Derivative Instruments Impact
The following table represents the pre-tax effect of the derivative instruments in the Company's consolidated statements of comprehensive income (loss) during the three years ended December 31, 2025, 2024, and 2023, (in thousands):

	2025	2024	2023
Information regarding derivatives designated as hedging instruments
Amount of gain (loss) recognized in OCI on derivatives	$(3,672)	$4,100	$296
Impact of reclassification adjustment to interest expense included in Net Income (Loss)	$(2,074)	$(1,764)	$(1,680)

Information regarding derivatives terminated and de-designated hedging instruments
Reclassification of interest rate derivative loss (gain) to interest and other income (expense), net included in Net Income (Loss)	$—	$—	$2,718
As of December 31, 2025, the Company expects to reclassify $0.8 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months.
10.    Commitments and Contingencies
Commitments and other financial arrangements
Bonds related to the Company's real estate activities totaled $17.0 million as of December 31, 2025, and represent commercial bonds issued by third party sureties (permit, subdivision, license and notary bonds), which are not recorded as liabilities on the Company's consolidated balance sheets as of December 31, 2025. If drawn upon, the Company would be obligated to reimburse the surety that issued the bond for the amount of the bond, reduced for the work completed to date.
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
Also on remand, the Carmichael Plaintiffs sought and were granted leave to file an amended complaint asserting a claim for unjust enrichment against A&B/EMI. The plaintiffs assert that they had a superior right to the water diverted by EMI from at least 2015 until September 2021 when BLNR accepted the final environmental impact statement for the long-term water lease, and EMI lacked the authority to divert water during that time period. In December 2023, the Carmichael Plaintiffs filed their amended complaint. On February 11, 2025, the Circuit Court entered its order granting A&B/EMI’s motion for summary judgment as to the plaintiffs’ unjust enrichment claim. Final judgment was entered on February 26, 2025. On March 5, 2025, the Carmichael Plaintiffs filed a notice of appeal with the ICA challenging the grant of summary judgment as to the unjust enrichment claim. On March 28, 2025, A&B/EMI filed a notice of cross-appeal challenging the Circuit Court’s determination that the unjust enrichment claim related back to the date of the filing of the original complaint. On December 5, 2025, the Hawaii Supreme Court granted the plaintiffs’ request to transfer the case to the Hawaii Supreme Court.
In June 2025, the Company and certain of its subsidiaries entered into a termination agreement with Mahi Pono ("the Termination Agreement") and certain of its related entities that transferred the Company’s remaining 50% interest in EMI to Mahi Pono. A&B will continue to defend against the remaining claims in the Initial Lawsuit, including the allegations in the amended complaint.
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
11.     Revenue and Contract Balances
The Company generates revenue through its Commercial Real Estate and Land Operations segments. Through its Commercial Real Estate segment, the Company owns and operates a portfolio of commercial real estate properties and generates income (i.e., revenue) as a lessor through leases of such assets. Refer to Note 12 – Leases - The Company as a Lessor for further discussion of lessor income recognition. The Land Operations segment generates revenue from contracts with customers. The Company further disaggregates revenue from contracts with customers by revenue type when appropriate if the Company believes disaggregation best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Revenue by type for the years ended December 31, 2025, 2024, and 2023, was as follows (in thousands):

	2025	2024	2023
Revenues:
Commercial Real Estate	$202,861	$197,365	$193,971
Land Operations:
Development sales revenue	$—	$18,328	$—
Unimproved/other property sales revenue	3,362	20,265	12,325
Other operating revenue	450	683	2,547
Land Operations	$3,812	$39,276	$14,872
Total revenues	$206,673	$236,641	$208,843
Timing of revenue recognition may differ from the timing of invoicing to customers.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Accounts receivable	$6,320	$5,398
Allowances (credit losses and doubtful accounts)	(1,219)	(1,701)
Accounts receivable, net of allowance for credit losses and allowance for doubtful accounts	$5,101	$3,697

Variable consideration[1]	$—	$62,000
Prepaid rent	7,182	6,077
Other deferred revenue	5,174	4,385
Deferred revenue	$12,356	$72,462

[1] Variable consideration deferred as of December 31, 2024, related to amounts received in the sale of agricultural land on Maui in 2018 that, under revenue recognition guidance, could not be included in the transaction price.

For the year ended December 31, 2025, the Company recognized $0.2 million related to the Company's other deferred revenue reported as of December 31, 2024. For the year ended December 31, 2024, the Company recognized $0.1 million related to the Company's variable consideration and other deferred revenue reported as of December 31, 2023.
On December 17, 2018, A&B entered into a Purchase and Sale Agreement and Escrow Instructions (the "PSA") with Mahi Pono (the "Buyer") related to the sale of agricultural land on Maui. In connection with the sale, the Company deferred approximately $62.0 million of revenue related to certain performance obligations involving securing adequate water to support the Buyer's agricultural plans for the land, through an agreement with the State of Hawai‘i to provide rights to access state water for agricultural irrigation (“State Water Lease”), as well as ensuring that the Buyer has continued access to water prior to the issuance of the State Water Lease. Under the terms of the PSA, the Company may be required to remit amounts up to $62.0 million to the Buyer to the extent performance obligations are not met (recorded as deferred revenue of $62.0 million as of December 31, 2024).
On June 17, 2025, the Company and Mahi Pono entered into the Termination Agreement in which both parties mutually agreed to generally terminate the remaining rights and performance obligations related to a 2018 sale of approximately 41,000 acres of agricultural land on Maui, including $62.0 million in variable consideration related to certain performance obligations involving water leases with the State of Hawai`i (refer to Note 10 – Commitments and Contingencies for further discussion) and $7.7 million in other liabilities. Additionally, under the Termination Agreement, the Company transferred its 50% ownership interest in East Maui Irrigation Company, LLC and forwent the receipt of payment of $2.7 million. As a result, the Company became obligated to pay $55.3 million to Mahi Pono in installments over a period of four years with $10.0 million paid upon execution of the Termination Agreement, $12.65 million payable on each of the first and second anniversaries of the Termination Agreement, and $10.0 million payable on each of the third and fourth anniversaries of the Termination Agreement.
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, the Agreement reflects a contract modification that reduced the scope of the original 2018 contract but did not result in the addition of any distinct goods or services. As there were no remaining goods or services to be provided subsequent to the termination and the variable consideration was refundable, the Company derecognized the $62.0 million variable consideration in Deferred revenue, $7.7 million in Accrued and other liabilities and $2.7 million in Investment in other joint ventures and partnerships, and established a refund liability of $55.3 million. As of December 31, 2025, the remaining refund liability was $45.3 million.

Regarding other information related to the Company's contracts with customers, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not material in any of the periods presented.
12.     Leases - The Company as a Lessor
The Company leases real estate property to tenants under operating and sales-type leases. Such activity is primarily composed of operating leases within its CRE segment.
In March 2025, the Company entered into a ground lease agreement for a 4.7-acre land parcel located within Maui Business Park. Management evaluated the agreement in accordance with ASC 842 and determined that it met the criteria for classification as a sales-type lease. Accordingly, $5.0 million of land was derecognized and the present value of the future lease payments and the initial unguaranteed residual value of $9.2 million was established as Investments in sales-type leases, net in the Company's consolidated balance sheets. As a result, the Company recognized $4.1 million in selling profit from sales-type leases within Gain (loss) on commercial real estate transactions in the Company's consolidated statements of operations during the year ended December 31, 2025.
As discussed in Note 4 – Real Estate Transactions, in September 2025, the lease of two subdivided units at one CRE industrial property met the criteria for classification as a sales-type lease after the lessee exercised its option to purchase the units and the modified lease classification was re-evaluated. Accordingly, $10.3 million of real estate property, net and $1.2 million of real estate intangible assets, net were derecognized and the present value of the future lease payments and the initial unguaranteed residual value of $14.1 million was established as Investments in sales-type leases, net in the Company's consolidated balance sheets. As a result, the Company recognized $2.6 million in selling profit from sales-type leases within Gain (loss) on commercial real estate transactions in the Company's consolidated statements of operations during the year ended December 31, 2025.

The historical cost of, and accumulated depreciation on, leased property as of December 31, 2025 and 2024, was as follows (in thousands):

	2025	2024
Leased property - real estate	$1,673,837	$1,638,098
Less: accumulated depreciation	(285,456)	(255,483)
Property under operating leases - net[1]	$1,388,381	$1,382,615
[1]Property under operating leases as of December 31, 2025 includes leased property included in assets held for sale.
Rental income from operating and sales-type leases are included in Operating Revenue in the consolidated statements of operations. Rental income from operating leases is composed of lease payments and variable lease payments. Rental income from sales-type leases is composed of interest income. In accordance with ASC Topic 842, Leases, charges related to the Company's assessment of collectability on amounts due under leases and reserve activity reflect a reversal of the revenue and receivable balance originally recorded. Total rental income (i.e., revenue) under these operating leases and sales-type leases, including revenues deemed uncollectible, net and provision for credit losses on sales-type leases, were as follows (in thousands):

	2025	2024	2023
Operating leases:
Lease payments	$138,075	$135,666	$134,323
Variable lease payments	65,634	63,376	60,836
Revenues deemed uncollectible, net	(1,470)	(1,316)	(552)
Total rental income from operating leases	$202,239	$197,726	$194,607

Sales-type leases:
Interest income	$925	$—	$—
Provision for credit losses on sales-type leases	(45)	—	—
Total rental income from sales-type leases	$880	$—	$—
Contractual future lease payments to be received on non-cancelable operating and interest income recognized on sales-type leases as of December 31, 2025, were as follows (in thousands):

	Operating	Sales-Type
2026	$136,304	$112
2027	128,546	417
2028	111,532	725
2029	93,375	743
2030	78,680	762
Thereafter	551,973	141,291
Total future lease payments and interest income recognized on sales-type leases to be received	$1,100,410	$144,050
Less: imputed interest		(133,863)
Total present value of lease payments		$10,187
Unguaranteed residual assets		13,771
Total investment in sales-type leases		$23,958
13.    Leases - The Company as a Lessee
Principal non-cancelable operating leases include land that have lease terms that expire through 2034. Management expects that in the normal course of business, most operating leases will be renewed or replaced by other similar leases. The Company has equipment under finance leases with terms that expire through 2030.

Lease expense for operating leases that provide for future escalations are accounted for on a straight-line basis. For the years ended December 31, 2025, 2024, and 2023, lease expense under operating and finance leases was as follows (in thousands):

	2025	2024	2023
Lease cost - operating and finance leases
Operating lease cost	$2,353	$1,915	$2,017

Finance lease cost:
Amortization of right-of-use assets	370	292	199
Interest on lease liabilities	234	188	110
Total lease cost - operating and finance leases	$2,957	$2,395	$2,326
Other amounts relating to leases segregated between those for finance and operating leases include the following for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,245	$1,869	$1,990
Operating cash outflows from finance leases	$234	$188	$110
Financing cash flows from finance leases	$370	$292	$199
Other details:
Weighted-average remaining lease term (years) - operating leases	8.8	6.5	2.5
Weighted-average remaining lease term (years) - finance leases	2.8	3.3	4.2
Weighted-average discount rate - operating leases	4.6%	4.4%	4.4%
Weighted-average discount rate - finance leases	4.8%	4.7%	4.8%
Future lease payments under non-cancelable operating and finance leases as of December 31, 2025, were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$2,192	$610
2027	2,192	2,204
2028	2,192	1,414
2029	2,192	243
2030	2,192	963
Thereafter	8,062	—
Total lease payments	$19,022	$5,434
Less: Interest	(4,677)	(596)
Total lease liabilities	$14,345	$4,838
Information for operating and finance leases as of the years ended December 31, 2025 and 2024, were as follows (in thousands):

	Consolidated Balance Sheet Location	2025	2024
Assets
ROU assets - operating leases	Operating lease right-of-use assets	$15,067	$148
ROU assets - finance leases	Real estate property, net	$5,284	$4,202
Liabilities
Lease liabilities - operating leases	Operating lease liabilities	$14,345	$123
Lease liabilities - finance leases	Notes payable and other debt	$4,838	$3,932

14.    Share-based Payment Awards
On April 26, 2022, shareholders approved the Alexander & Baldwin, Inc. 2022 Omnibus Incentive Plan ("2022 Plan"). The 2022 Plan allows for the granting of stock options, stock appreciation rights, stock awards, restricted stock units, dividend equivalent rights, and other awards. The shares of common stock authorized to be issued under the 2022 Plan are to be drawn from the shares of the Company's authorized but unissued common stock or from shares of its common stock that the Company acquired, including shares purchased on the open market or private transactions.
The 2022 Plan allows for the granting of up to 3.2 million shares in the form of stock options, restricted stock units or common stock, subject to adjustment for shares under the 2022 Plan that expire or are forfeited, canceled, or terminated for any reason prior to the issuance of the shares. As of December 31, 2025, there were 2.5 million remaining shares available for future grants.
Under the 2022 Plan, shares of common stock or restricted stock units may be granted as time-based awards, market-based awards, or performance-based awards.
At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting. The following table summarizes non-vested restricted stock unit activity for the year ended December 31, 2025, (in thousands, except weighted-average grant-date fair value amounts):

	Restricted Stock Units	Weighted-Average Grant-date Fair Value
Outstanding, January 1	576.8	$20.29
Granted	421.0	$19.37
Vested	(562.8)	$20.07
Canceled	(76.6)	$22.33
Outstanding, December 31	358.4	$19.12
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
As of December 31, 2025, there was $4.2 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2022 Plan and 2012 Plan; that cost is expected to be recognized over a remaining weighted-average period of 1.8 years.
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

	2025 Grants	2024 Grants		2023 Grants
Volatility of A&B common stock	24.4%	27.4%	.	31.8% - 49.1%
Average volatility of peer companies	29.8%	29.9%		33.6% - 48.2%
Risk-free interest rate	4.3%	4.0%		3.8% - 4.5%
The weighted-average grant date fair value of the restricted stock units granted in 2025, 2024, and 2023, was $19.37, $17.73, and $21.82, respectively. No compensation cost is recognized for actual forfeitures of restricted stock awards if an employee is terminated prior to rendering the requisite service period. The Company recognized no tax benefit upon vesting for the years ended December 31, 2025, 2024, and 2023.

The Company recognizes compensation cost net of actual forfeitures of restricted stock awards. A summary of compensation cost related to share-based payments is as follows for the years ended December 31, 2025, 2024, and 2023, (in thousands):

	2025	2024	2023
Share-based expense:
Restricted stock units	$5,912	$4,795	$6,081
Total share-based expense	5,912	4,795	6,081
Total recognized tax benefit	—	—	—
Share-based expense (net of tax)	$5,912	$4,795	$6,081

Fair value of stock vested	$11,155	$5,649	$9,120
15.     Employee Benefit Plans
The Company provides a wide range of benefits to existing employees, including a defined contribution plan and health and welfare benefits, as well as post-employment benefits to qualified retired employees. The Company does not pre-fund post-employment health care plans and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the post-employment benefit costs.
Benefit Obligations, Plan Assets and Funded Status of the Plans: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the unfunded accumulated post-retirement benefit plans as of December 31, 2025 and 2024, and are shown below (in thousands):

	Other Post-retirement Benefits		Non-qualified Plan Benefits
	2025	2024	2025	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$7,105	$7,847	$477	$2,125
Service cost	18	29	—	—
Interest cost	383	386	27	26
Plan participants’ contributions	530	569	—	—
Actuarial (gain) loss	321	(533)	44	(19)
Benefits paid	(1,148)	(1,193)	—	—
Settlement	—	—	—	(1,655)
Benefit obligation at end of year	$7,209	$7,105	$548	$477

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	618	624	—	1,655
Participant contributions	530	569	—	—
Benefits paid	(1,148)	(1,193)	—	—
Settlement	—	—	—	(1,655)
Fair value of plan assets at end of year	$—	$—	$—	$—

Funded Status (Recognized Liability1)	$(7,209)	$(7,105)	$(548)	$(477)

[1] Presented as Accrued post-retirement benefits in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.
Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in thousands):

	2026	2027	2028	2029	2030	2031-2035
Estimated Benefit Payments
Post-retirement Benefits	$585	$573	$562	$554	$549	$2,500
Non-qualified Plan Benefits	491	—	—	—	—	106
Total	$1,076	$573	$562	$554	$549	$2,606

Net Benefit Cost Recognized and Amounts Recognized in Other Comprehensive Income: Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during the years ended December 31, 2025, 2024, and 2023, are shown below (in thousands):

	Other Post-retirement Benefits			Non-qualified Plan Benefits
Components of Net Periodic Benefit Cost	2025	2024	2023	2025	2024	2023
Service cost	$18	$29	$69	$—	$—	$—
Interest cost	383	386	420	27	26	106
Settlement loss (gain)	—	—	—	—	14	—
Net periodic benefit cost	$401	$415	$489	$27	$40	$106

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net gain (loss)	$(366)	$532	$143	$(4)	$2	$(34)
Settlement recognition of net loss (gain)	—	—	—	—	14	—
Total recognized in Other comprehensive income (loss)	(366)	532	143	(4)	16	(34)
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$(767)	$117	$(346)	$(31)	$(24)	$(140)

Other components of net periodic benefit costs (other than the service cost component) are recorded in Interest and other income (expense), net in the consolidated statements of operations.
Amounts recognized on the consolidated balance sheets in accumulated other comprehensive income (loss) as of December 31, 2025 and 2024, were as follows (in thousands):

	Other Post-retirement Benefits		Non-qualified Plan Benefits
	2025	2024	2025	2024
Net gain (loss), net of taxes	$16	$382	$(19)	$(15)
Unrecognized prior service credit (cost), net of taxes	—	—	—	—
Total Accumulated other comprehensive income (loss)	$16	$382	$(19)	$(15)
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
Assumptions in Plan Accounting: The weighted average assumptions used to determine benefit information during the years ended December 31, 2025, 2024, and 2023, were as follows:

	Other Post-retirement Benefits			Non-qualified Plan Benefits
	2025	2024	2023	2025	2024	2023
Weighted Average Assumptions
Discount rate to determine benefit obligations	5.50%	5.66%	5.15%	4.78%	5.26%	5.19%
Discount rate to determine net cost	5.66%	5.15%	5.41%	5.26%	5.19%	5.24%
Rate of compensation increase	0.5%-3.0%	0.5%-3.0%	0.5%-3.0%	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A	N/A	N/A	N/A
Interest crediting rates	N/A	N/A	N/A	2.15%	2.15%	2.15%
Initial health care cost trend rate	7.50%	6.70%	6.20%	N/A	N/A	N/A
Ultimate rate	4.00%	4.00%	4.00%	N/A	N/A	N/A
Year ultimate rate is reached	2049	2048	2045	N/A	N/A	N/A
A&B Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Code and provides matching contributions of up to 3% of eligible compensation. The Company’s matching contributions expensed under these plans totaled $0.5 million, $0.5 million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company also provides a non-elective contribution of 3% of the participant's annual eligible compensation made by the Company into the participant's defined contribution plan. The Company's contribution expensed under this non-elective component of the defined contribution plan totaled $0.6 million, $0.5 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Lastly, the Company maintains profit sharing plans and, if a minimum threshold of Company performance is achieved, provides contributions of 1% to 5%, depending upon Company performance above the minimum threshold. There were $0.5 million, $0.6 million and $0.5 million of profit sharing contribution expenses recognized in the years ended December 31, 2025, 2024, and 2023, respectively.
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
Distributions with respect to the Company’s common stock can be characterized for U.S. federal income tax purposes as ordinary income, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Taxable distributions paid for the years ended December 31, 2025, 2024, and 2023, were classified as ordinary income.
The income tax expense (benefit) on income (loss) from continuing operations for the years ended December 31, 2025, 2024, and 2023, consisted of the following (in thousands):

	2025	2024	2023
Current:
Federal	$47	$170	$(9)
State	(116)	4	44
Total Current	$(69)	$174	$35
Deferred:
Federal	$—	$—	$—
State	—	—	—
Total Deferred	$—	$—	$—
Income tax expense (benefit)	$(69)	$174	$35
Income tax expense (benefit) for the years ended December 31, 2025, 2024, and 2023, differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in thousands):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Computed federal income tax expense (benefit)	$13,548	21%	$13,477	21%	$8,577	21%
State and local income tax, net of federal income tax effect[1]	3	—%	485	1%	45	—%
Changes in valuation allowances	(1,943)	(3)%	(3,523)	(6)%	986	2%
REIT rate differential	(14,689)	(23)%	(10,553)	(16)%	(9,325)	(23)%
Nontaxable or nondeductible items	3,008	5%	124	—%	(96)	—%
Other, net	4	—%	164	—%	(152)	—%
Income tax expense (benefit)	$(69)	—%	$174	—%	$35	—%
[1] State income taxes in Hawaii and California made up the majority (greater than 50 percent) of the tax effect in this category.
The change in the Company's reconciliation from its statutory rate to effective tax rate for the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily due to non-deductible expenses for tax purposes at the REIT subsidiary.

The income taxes paid (net of refunds) for the years ended December 31, 2025, 2024, and 2023, consisted of the following (in thousands):

	2025	2024	2023
Federal	$68	$30	$178
State	4	(61)	(161)
Total income taxes paid (net of refunds)	$72	$(31)	$17
State:
Hawaii	$—	$(67)	$(167)
California	4	6	6
Total state income taxes paid (net of refunds)	$4	$(61)	$(161)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Deferred tax assets:
Employee benefits	$4,202	$4,051
Capitalized costs	1,290	1,290
Joint ventures and other investments	6,952	5,810
Impairment and amortization	621	622
Solar investment benefits	14,659	14,814
Insurance and other reserves	5,056	6,517
Disallowed interest expense	8,684	9,075
Net operating losses	52,872	53,795
Property	7,047	5,348
Other	5,730	8,140
Total deferred tax assets	$107,113	$109,462
Valuation allowance	(106,344)	(108,021)
Total net deferred tax assets	$769	$1,441

Deferred tax liabilities:
Interest rate swap	$433	$1,110
Other	336	331
Total deferred tax liabilities	$769	$1,441

Net deferred tax assets (liabilities)	$—	$—
Federal tax credit carryforwards at December 31, 2025, totaled $7.8 million, of which $7.6 million will expire in 2036 and $0.2 million will expire in 2039. State tax credit carryforwards at December 31, 2025, totaled $6.9 million and may be carried forward indefinitely under state law. As of December 31, 2025, the Company had gross federal net operating loss carryforwards of $190.3 million ($40.0 million tax-effected) that can be carried forward indefinitely under federal law. As of December 31, 2025, the Company had state net operating loss carryforwards of $257.0 million ($12.9 million tax-effected) that can be carried forward indefinitely.
A valuation allowance must be provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized, based upon consideration of all positive and negative evidence. Sources of evidence include, among other things, a history of pretax earnings or losses, expectations of future results, tax planning opportunities and appropriate tax law.
Due to the recent losses the Company has generated in its TRS, the Company believes that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized as of December 31, 2025. The Company recorded a decrease in the valuation allowance of $1.7 million on its net U.S. federal and state deferred tax assets for the current period. Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets may cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which reversal of a valuation allowance should occur. The net change to the valuation allowance recorded during each of the years ended December 31, 2025, 2024, and 2023, was as follows (in thousands):

	Balance at Beginning of Year	Net Change	Balance at End of Year
2025	$108,021	$(1,677)	$106,344
2024	$109,087	$(1,066)	$108,021
2023	$109,827	$(740)	$109,087
The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected. The Company also receives an income tax benefit for restricted stock units when they vest, measured as the fair market value of the stock issued at the time of vesting, tax-effected. Due to the Company's valuation allowance in the respective periods, there were no net tax benefits recognized from share-based transactions for the years ended December 31, 2025, 2024, and 2023.
The Company recognizes accrued interest and penalties on income taxes as a component of income tax expense. As of December 31, 2025, accrued interest and penalties were not material. The Company has not identified any material unrecognized tax positions and as such has no related interest or penalty accruals.
As of December 31, 2025, tax years 2022 and later are open to audit by the tax authorities. The Company does not believe that the result of any potential audits will have a material adverse effect on its results of operations, financial condition or liquidity.
17.    Earnings Per Share ("EPS")
Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of share-based awards, as well as adjusted by the number of additional shares, if any, that would have been outstanding had the potentially dilutive common shares been issued.
The following table provides a reconciliation of income (loss) from continuing operations to net income (loss) for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Income (loss) from continuing operations	$64,585	$64,003	$40,810
Distributions and allocations to participating securities	—	(23)	(106)
Income (loss) from continuing operations available to A&B shareholders	64,585	63,980	40,704
Income (loss) from discontinued operations available to A&B shareholders	89	(3,466)	(7,847)
Exclude: Loss (income) attributable to discontinued noncontrolling interest	—	—	(3,151)
Net income (loss) available to A&B common shareholders	$64,674	$60,514	$29,706
The number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Denominator for basic EPS - weighted average shares outstanding	72,717	72,606	72,559
Effect of dilutive securities:
Restricted stock unit awards	330	146	217
Denominator for diluted EPS - weighted average shares outstanding	73,047	72,752	72,776
The number of anti-dilutive securities, excluded from the calculation of diluted earnings per common share, during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Number of anti-dilutive securities	83	2	73

18.    Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Employee benefit plans:
Post-retirement plans	$16	$382
Non-qualified benefit plans	(19)	(15)
Total employee benefit plans	(3)	367
Interest rate swaps	21	5,767
Accumulated other comprehensive income (loss)	$18	$6,134
The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands, net of tax):

	Employee Benefit Plans	Interest Rate Swap	Total
Balance, January 1, 2023	$(290)	$2,097	$1,807
Other comprehensive income (loss) before reclassifications, net of taxes of $0	109	296	405
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	—	1,038	1,038
Balance, December 31, 2023	$(181)	$3,431	$3,250
Other comprehensive income (loss) before reclassifications, net of taxes of $0	534	4,100	4,634
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	14	(1,764)	(1,750)
Balance, December 31, 2024	$367	$5,767	$6,134
Other comprehensive income (loss) before reclassifications, net of taxes of $0	(370)	(3,672)	(4,042)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes of $0	—	(2,074)	(2,074)
Balance, December 31, 2025	$(3)	$21	$18
The reclassifications of other comprehensive income (loss) components out of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023, were as follows (in thousands):

	2025	2024	2023
Cash flow hedges:
Unrealized interest rate derivative gain (loss)	$(3,672)	$4,100	$296
Reclassification adjustment to interest expense included in Net Income (Loss)	(2,074)	(1,764)	(1,680)
Reclassification of interest rate derivative loss (gain) to interest and other income (expense), net included in Net Income (Loss)	—	—	2,718
Employee benefit plans:
Actuarial gain (loss)	(370)	534	109
Amortization of defined benefit pension items reclassified to net periodic pension cost:
Settlement recognition of net loss (gain)[1]	—	14	—
Total before income tax	$(6,116)	$2,884	$1,443
Income taxes related to other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	$(6,116)	$2,884	$1,443
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

The Company currently operates and reports on two segments: Commercial Real Estate and Land Operations. The following is a brief description of our operating and reportable segments, including information about each segment's revenues, expenses, operating profit, and cash flows:
•Commercial Real Estate: The CRE segment owns, operates and manages a portfolio of retail, industrial and office properties in Hawai‘i totaling four million square feet of gross leasable area. The Company also owns approximately 145 acres of commercial land in Hawai‘i, of which substantially all is leased pursuant to urban ground leases.
•Land Operations: The Land Operations segment generates its revenues from real estate development and unimproved land sales, income/loss from joint ventures, and other legacy business activities in Hawai‘i. Historically, this segment also generated revenues from trucking and storage services until the disposal of Kahului Trucking & Storage, Inc. in 2023.
Segment information for the years ended December 31, 2025, 2024, and 2023, is summarized below (in thousands):

	2025	2024	2023
Commercial Real Estate
Revenue from external customers	$202,861	$197,365	$193,971
Intersegment revenue	—	25	61
Total segment revenue	202,861	197,390	194,032
Less:[3]
Operating costs and expenses	52,668	51,760	49,635
Property taxes	15,242	14,698	14,871
Depreciation and amortization	38,133	36,093	36,490
Selling, general, and administrative	5,984	5,356	6,984
Impairment of assets[1]	—	256	4,768
Other segment items[2]	(95)	(184)	59
Commercial Real Estate segment operating profit	$90,929	$89,411	$81,225

Land Operations
Revenue from external customers	$3,812	$39,276	$14,872
Total segment revenue	3,812	39,276	14,872
Less:[3]
Development cost of sales	—	12,592	—
Unimproved/other property land cost of sales	668	7,323	1,759
Other operating costs and expenses	3,168	4,547	7,791
Expense (income) from changes to liabilities related to legacy operations	700	2,028	(3,965)
Selling, general, and administrative	1,056	1,310	1,792
(Gain) loss from disposals, net	(11,748)	(2,148)	(1,114)
(Earnings) loss from joint ventures	(8,288)	(4,556)	(1,872)
Impairment of equity method investment	406	—	—
Other segment items[4]	23	(742)	(349)
Land Operations segment operating profit	$17,827	$18,922	$10,830

Operating Profit (Loss)
Commercial Real Estate	$90,929	$89,411	$81,225
Land Operations	17,827	18,922	10,830
Total operating profit (loss)	108,756	108,333	92,055
Gain (loss) on commercial real estate transactions	7,454	51	—
Interest expense	(23,801)	(23,169)	(22,963)
Corporate and other expense	(27,893)	(21,038)	(28,247)
Income (Loss) from Continuing Operations Before Income Taxes	$64,516	$64,177	$40,845
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
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses were immaterial for the years ended December 31, 2025, 2024, and 2023, and are included within other operating costs and expenses.
4 Land Operations other segment items includes interest income related to seller financing receivables from the sales of unimproved legacy property or development parcels and expenses related to non-qualified plan and other post-retirement benefits related to legacy operations.

	2025	2024	2023
Identifiable Assets:
Commercial Real Estate	$1,540,718	$1,516,058	$1,493,826
Land Operations[1]	83,944	98,751	112,408
Total reportable segment assets	1,624,662	1,614,809	1,606,234
Corporate and unallocated assets[2]	34,875	55,623	40,007
Total assets	$1,659,537	$1,670,432	$1,646,241

Capital Expenditures:
Commercial Real Estate[3]	$52,029	$50,680	$31,089
Land Operations[4]	—	28	1
Total reportable segment capital expenditures	52,029	50,708	31,090
Corporate	201	69	60
Total capital expenditures	$52,230	$50,777	$31,150

Depreciation and Amortization:
Commercial Real Estate	$38,133	$36,093	$36,490
Land Operations	9	11	35
Total reportable segment depreciation and amortization	38,142	36,104	36,525
Corporate	196	208	266
Total depreciation and amortization	$38,338	$36,312	$36,791

Revenue
Commercial Real Estate	$202,861	$197,390	$194,032
Land Operations	3,812	39,276	14,872
Total reportable segment revenue	206,673	236,666	208,904
Corporate	—	—	—
Elimination of intersegment revenue	—	(25)	(61)
Total revenue	$206,673	$236,641	$208,843

Interest Income
Commercial Real Estate	$5	$51	$—
Land Operations	304	1,060	387
Total reportable segment interest income	309	1,111	387
Corporate	483	1,080	44
Total interest income	$792	$2,191	$431

Interest Expense
Commercial Real Estate	$1,843	$5,341	$7,303
Land Operations	—	—	—
Total reportable segment interest expense	1,843	5,341	7,303
Corporate	21,958	17,828	15,660
Total interest expense	$23,801	$23,169	$22,963
1 The Land Operations segment includes assets related to the Company's investment in various joint ventures.
2 The Company had assets held for sale included in unallocated assets as of December 31, 2025 and December 31, 2023.
3 Represents gross capital additions to the commercial real estate portfolio, including real estate acquisitions, but excluding the assumption of debt, that are reflected as non-cash transactions in the consolidated statements of cash flows.
4 Excludes expenditures for real estate developments held for sale, which are classified as cash flows from operating activities within the consolidated statements of cash flows, and excludes investment in joint ventures classified as cash flows from investing activities.

20.    Sale of Business
Grace Disposal Group

On November 15, 2023, the Company sold the Grace Disposal Group to Nan, Inc., an unrelated third party, for total consideration of $57.5 million, which consisted of cash proceeds of $42.5 million and a $15.0 million promissory note. The promissory note had a maturity date of January 5, 2024, and did not accrue interest. The note was paid in full in January 2024. In connection with the sale, the Company recognized a net loss on disposition of $13.2 million for the year ended December 31, 2023, which is presented within Income (loss) from discontinued operations, net of income taxes in the consolidated statements of operations. In addition, the Company was released by Grace Pacific's third-party sureties from all indemnity obligations relating to Grace Pacific's construction bonds (bid, performance and payment bonds). The financial results associated with the Grace Disposal Group are classified as discontinued operations in the consolidated statements of operations and cash flows for the year ended December 31, 2023.

21.    Held for Sale and Discontinued Operations

As discussed in Note 4 – Real Estate Transactions, one subdivided unit at a CRE industrial property met the criteria for classification as held for sale as of December 31, 2025. In addition, the Company entered into a disposition agreement with an unrelated third party for the sale of one Company-occupied office building on Maui that houses the Company’s regional office. The Company determined that the property met the criteria to be classified as held for sale. Both transactions are structured to qualify under section §1031 of the Code. In order to allow time for the Company to identify suitable replacement properties, the Company has up to one year from the agreement execution dates to close the transactions, at its option.
The planned dispositions of the subdivided unit and the office building represent neither a strategic shift nor will they have material impact on the Company's operations and financial results and therefore, will continue to be accounted for as continuing operations. Assets and liabilities associated with the subdivided unit and the office building were measured at fair value less any costs to sell and found to be in excess of the carrying value. Those assets and liabilities are presented in the Company's consolidated balance sheets in Assets held for sale and Accrued and other liabilities, respectively, as of December 31, 2025. Refer to Note 7 – Fair Value Measurements for additional discussion of the inputs used to determine their fair value.
In November 2023, the Company entered into a disposition agreement with an unrelated third party for the sale of Waipouli Town Center, a retail property within the Commercial Real Estate segment. The Company determined that the property met the criteria to be classified as held for sale as of the agreement execution date of November 15, 2023, but would not be considered discontinued operations as it neither represented a strategic shift, nor would have a material impact on the Company's operations and financial results. The disposition was completed in October 2024. Accordingly, the Company measured the assets and liabilities associated with the property at fair value less any costs to sell as of December 31, 2023, and recorded impairment of $2.2 million in the fourth quarter of 2023. The impairment charge is presented in Impairment of assets in the consolidated statements of operations for the year ended December 31, 2023.
In December 2022, the Company's Board of Directors authorized Management to complete a sale of the Grace Disposal Group. In conjunction with the Board's authorization, the Company concluded that the Grace Disposal Group met the criteria for classification as held for sale and discontinued operations as of December 31, 2022, as it represented a strategic shift and was expected to have a material impact on the Company's operations and financial results. Accordingly, the results of operations associated with the Grace Disposal Group are presented as discontinued operations in the consolidated statements of operations and cash flows for the year ended December 31, 2023.
Refer to Note 7 – Fair Value Measurements for additional discussion of the inputs used to determine the fair value of assets held for sale.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the consolidated balance sheet as of December 31, 2025 (in thousands):

2025
Assets:
Real estate investments
Real estate property	$11,026
Accumulated depreciation	(2,860)
Real estate property, net	8,166
Real estate investments, net	8,166
Straight-line rent receivable	35
Prepaid expenses and other assets	72
Total Assets held for sale	$8,273

Liabilities:
Accrued and other liabilities	$49
Total Liabilities associated with assets held for sale[1]	$49
1Liabilities associated with assets held for sale is presented in Accrued and other liabilities on the Consolidated Balance Sheets as of December 31, 2025.

The following table summarizes income (loss) from discontinued operations included in the Consolidated Statements of Operations for the three years ended December 31, 2025, 2024, and 2023, (in thousands):

	2025	2024	2023

Revenue	$—	$—	$201,162
Cost of sales[1]	—	(62)	(178,115)
Selling, general, and administrative[1]	(44)	(3,404)	(15,753)
Gain (loss) on disposal of assets, net	—	—	(13,242)
Operating income (loss) from discontinued operations[1]	(44)	(3,466)	(5,948)
Income (loss) related to joint ventures	—	—	(1,465)
Interest and other income (expense), net	—	—	77
Interest expense	—	—	(496)
Income (loss) from discontinued operations before income taxes[1]	(44)	(3,466)	(7,832)
Income tax benefit (expense) attributable to discontinued operations	129	—	(15)
Income (loss) from discontinued operations[1]	85	(3,466)	(7,847)
Loss (income) attributable to discontinued noncontrolling interest	—	—	(3,151)
Income (loss) from discontinued operations attributable to A&B Shareholders[1]	$85	$(3,466)	$(10,998)
[1]Includes zero, $3.5 million, and $0.1 million in costs associated with the resolution of liabilities from the Company’s former sugar operations for the years ended December 31, 2025, 2024, and 2023, respectively.

Related Party Transactions within Discontinued Operations and Held for Sale: The Company entered into contracts in the ordinary course of business, as a supplier, with affiliate entities that required accounting under the equity method due to the Company's financial interests in such entities and also with affiliate parties that are members in entities in which the Company also was a member and held a controlling financial interest. Related to the periods during which such relationships existed, revenues earned from transactions with such affiliates was $13.7 million for the year ended December 31, 2023. Expenses recognized from transactions with such affiliates was $4.4 million for the year ended December 31, 2023. These related party relationships were terminated in conjunction with the sale of the Grace disposal group in 2023, and as such, revenues earned and expenses incurred from transactions with previously affiliated entities are not considered related party transactions for the years ended December 31, 2025 and 2024.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Alexander & Baldwin, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alexander & Baldwin, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Honolulu, Hawai`i
February 27, 2026
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The name of each director of A&B (in alphabetical order), their ages as of February 13, 2026 (shown in parentheses), their principal occupations, their business experience during at least the last five years, the year each first was elected or appointed to the Board, and their qualifications are given below.
Shelee M. T. Kimura (52)
Director since 2023
•President, Chief Executive Officer and Director of Hawaiian Electric Company, Inc. ("HECO") since January 2022
•Senior Vice President of Customer Service and Public Affairs of HECO from March 2021 through December 2021
•Senior Vice President of Customer Service of HECO from February 2019 through March 2021
•Senior Vice President of Business Development and Strategic Planning of HECO from January 2017 through February 2019
•Vice President, Corporate Planning & Business Development of HECO from May 2014 through January 2017
•Manager, Investor Relations and Strategic Planning of Hawaiian Electric Industries, Inc. ("HEI") (NYSE:HE) from November 2009 through May 2014
Director Qualifications: As President and Chief Executive Officer of HECO, which serves the energy needs of 95% of Hawaii's population, Ms. Kimura brings to the Board experience in managing a complex business organization. She also has financial and accounting expertise, with a background as a consulting manager at Arthur Andersen LLP and its successor firm. Ms. Kimura also has board experience, including her service on various corporate and non-profit boards, and is knowledgeable about Hawaii and A&B’s operating markets through her involvement in the Hawaii business community and local community organizations.
Diana M. Laing (71)
Director since 2019
•Interim Chief Financial Officer of A&B from November 2018 through May 2019 and Interim Executive Vice President of A&B from October 2018 through May 2019
•Chief Financial Officer of American Homes 4 Rent (NYSE:AMH) from May 2014 through June 2018
•Chief Financial Officer of Thomas Properties Group, Inc. from May 2004 through December 2013
•Director of CareTrust REIT, Inc. (Nasdaq:CTRE) since January 2019
•Director of Host Hotels (Nasdaq:HST) since October 2022
•Director of The Macerich Company (NYSE:MAC) from October 2003 through December 2022 and since July 2024
•Director of Spirit Realty Capital, Inc. (NYSE:SRC) from August 2018 through January 2024
Director Qualifications: As former Chief Financial Officer of American Homes 4 Rent, a REIT focused on the acquisition, renovation, leasing and operation of single-family homes as rental properties, as well as the former Chief Financial Officer of a number of other publicly-traded REITs, Ms. Laing contributes in-depth REIT experience, as well as experience in finance, accounting and managing a complex business organization. She has been designated by the Board of Directors as an Audit Committee Financial Expert. She also has board experience, including her service on the boards of other publicly traded companies.
John T. Leong (48)
Director since 2020
•Co-Founder and Chief Executive Officer of Kupu (a non-profit entity focused on conservation and youth education) since January 2007
•Co-Founder and Chief Executive Officer of Pono Pacific Land Management, LLC (“Pono Pacific”) since August 2000
Director Qualifications: As Co-Founder and Chief Executive Officer of both Kupu and Pono Pacific, Mr. Leong brings to the Board experience in non-profit, environmental and community matters. In addition, he has commercial real estate experience and expertise through his family’s real estate holdings. Mr. Leong also has board experience, including his service on various corporate and non-profit boards, and is knowledgeable about Hawaii and A&B’s operating markets through his involvement in the Hawaii business community and local community organizations.

Lance K. Parker (52)
Director since 2023
•Chief Executive Officer and Director of A&B since July 2023
•President of A&B since January 2023
•Chief Operating Officer of A&B from November 2021 through June 2023
•President of A & B Properties Hawaii, LLC ("ABP") since September 2015
•Executive Vice President of A&B from March 2018 through December 2022
•Chief Real Estate Officer of A&B, October 2017 through October 2021
•Senior Vice President of ABP from June 2013 through August 2015
Director Qualifications: As a member of A&B’s senior management team for over a decade, Mr. Parker, who is the President and Chief Executive Officer of A&B, brings to the Board an in-depth knowledge of all aspects of the Company’s real estate operations, including commercial real estate and real estate development. He is knowledgeable about Hawaii and A&B’s operating markets through his involvement in the Hawaii business community and local community organizations.
Douglas M. Pasquale (71)
Director since 2012
Lead Independent Director since 2018
•Founder and Chief Executive Officer of Capstone Enterprises Corporation (investment and consulting firm) since January 2012
•Interim Chief Executive Officer of Sunstone Hotel Investors, Inc. (NYSE:SHO) (“Sunstone”) from September 2021 to March 2022; Executive Chairman of the Board of Sunstone from March 2022 through September 2022; director of Sunstone since November 2011
•Senior Advisor to HCP, Inc. (healthcare REIT) from June 2017 through December 2019
•Director of Ventas, Inc. (NYSE:VTR) (“Ventas”) (healthcare REIT) from July 2011 through May 2017
•Senior Advisor to the Chief Executive Officer of Ventas from July 2011 through December 2011, upon Ventas’s acquisition of Nationwide Health Properties, Inc. (formerly NYSE:NHP) (“NHP”) in July 2011
•Chairman of the Board, President and Chief Executive Officer of NHP (healthcare REIT) from May 2009 to July 2011; President and Chief Executive Officer of NHP from April 2004 to July 2011; Executive Vice President and Chief Operating Officer of NHP from November 2003 to April 2004
•Director of NHP from November 2003 through July 2011
•Director of Terreno Realty Corporation (NYSE:TRNO) since February 2010
•Director of Dine Brands Global, Inc. (NYSE:DIN) since March 2013
Director Qualifications: As Chief Executive Officer of Capstone Enterprises and as former President, Chief Executive Officer and Chairman of the Board of Nationwide Health Properties, Inc., Mr. Pasquale contributes in-depth REIT experience, as well as experience in finance, accounting and managing a complex business organization. This experience has provided Mr. Pasquale with financial expertise, and he has been designated by the Board of Directors as an Audit Committee Financial Expert. He also has board experience, including his service on the boards of other publicly traded companies.
Eric K. Yeaman (58)
Director since 2012
Chairman of the Board since 2020
•Founder and Managing Partner, Hoku Capital LLC (strategic advisory services) since August 2019
•President and Chief Operating Officer of First Hawaiian, Inc. (Nasdaq:FHB) from August 2016 through August 2019
•President, Chief Operating Officer and Director of First Hawaiian Bank from June 2015 through August 2019
•President and Chief Executive Officer of Hawaiian Telcom Holdco, Inc. (Nasdaq:HCOM) (“Hawaiian Telcom”) (telecommunications) from June 2008 to June 2015
•Director of Hawaiian Telcom from June 2008 to July 2018
•Chief Operating Officer of HECO from January 2008 through June 2008
•Financial Vice President, Treasurer and Chief Financial Officer of HEI (NYSE:HE) from January 2003 through January 2008
•Chief Operating Officer and Chief Financial Officer of The Kamehameha Schools from 2000 to January 2003
•Director of Alaska Air Group, Inc., (NYSE:ALK) since November 2012
•Director of Par Pacific Holdings, Inc. (NYSE:PARR) since April 2024

Director Qualifications: As former President and Chief Operating Officer of FHB and former Chief Executive Officer of Hawaiian Telecom, the state’s leading integrated communications company, Mr. Yeaman brings to the Board experience in managing complex business organizations. He also has financial and accounting expertise and has been designated by the Board of Directors as an Audit Committee Financial Expert. Mr. Yeaman has board experience, including his service on the boards of other publicly traded companies. He is knowledgeable about Hawaii and A&B’s operating markets through his involvement in the Hawaii business community and local community organizations.
Executive Officers
The name of each executive officer of A&B (in alphabetical order), age as of February 13, 2026 (in parentheses), and present and prior positions with A&B and business experience for the past five years are given below.
Generally, the term of office of executive officers is at the pleasure of the Board of Directors. See below for a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan.
References within this section to A&B include the Company and Alexander & Baldwin, Inc. prior to the Holding Company Merger, which was completed on November 8, 2017 in order to facilitate the Company's conversion to a REIT. Also, references to “A&B Predecessor” are to Alexander & Baldwin, Inc. prior to its separation from Matson, Inc. on June 29, 2012.

Clayton K. Y. Chun (48)
Executive Vice President, Chief Financial Officer and Treasurer of A&B, 12/22-present; Senior Vice President of A&B, 2/19-11/22; Chief Accounting Officer of A&B, 1/18-11/22; Vice President of A&B, 3/18-1/19; Controller of A&B, 9/15-11/22.
Derek T. Kanehira (60)
Senior Vice President, Human Resources, of A&B, 5/20-present; Vice President and Director of HR Services, Hawaii Employers Council, 1/17-4/20; Vice President and Director of Human Resources, Hawaii National Bank, 5/13-1/17.
Scott G. Morita (57)
Senior Vice President of A&B, 9/25-present, Corporate Counsel of A&B, 11/21-present; Vice President of A&B, 11/21-8/25; Associate General Counsel of A&B, 7/18-10/21.
Lance K. Parker (52)
Chief Executive Officer of A&B, 7/23-present; President of A&B, 1/23-present; Chief Operating Officer of A&B, 11/21-6/23; President of A&B Properties Hawai‘i, LLC ("ABP"), 9/15-present; Executive Vice President of A&B, 3/18-1/23; Chief Real Estate Officer of A&B, 10/17-11/21; Senior Vice President of ABP, 6/13-8/15; first joined A&B Predecessor in 2004.
Anthony J. Tommasino (42)

Vice President and Controller of A&B, 10/22-present; Director, Financial Reporting and Technical Accounting, 6/21-9/22; Director, Corporate Accounting, The Gas Company, LLC, 3/20-6/21; Senior Manager, Deloitte & Touche LLP, 9/13-3/20.

Corporate Governance
Corporate Governance Profile: Sound principles of corporate governance are a priority for A&B’s Board of Directors. Governance highlights include:
•All directors, other than the Chief Executive Officer, are independent
•Independent leadership, consisting of an independent, non-executive chair, a lead independent director and a chief executive officer
•Multiple skill sets represented on the board
•Annual election of directors
•A majority voting standard in uncontested director elections
•Shareholders can amend the bylaws with a majority vote

•Shareholders can call special meetings with a 10% vote
•No poison pill
•Meaningful director share ownership guidelines
•Annual board evaluations
•An Audit Committee composed of a majority of Audit Committee Financial Experts
•Mandatory retirement age of 75
•Average tenure of less than seven years
•Robust shareholder engagement program
•The Board consists of 33% women and 66% people of color
The current members of the Audit Committee are:
•Mr. Pasquale, Chair
•Ms. Laing
•Mr. Leong
•Mr. Yeaman
The Board has determined that each member is independent under the applicable NYSE listing standards and SEC rules. In addition, the Board has determined that Mr. Pasquale, Mr. Yeaman and Ms. Laing are “audit committee financial experts” under SEC rules. The duties and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board of Directors. The Audit Committee met four times during 2025.
The current members of the Compensation Committee are:

•Ms. Laing, Chair
•Ms. Kimura
•Mr. Yeaman
The Board has determined that each member is independent under the applicable NYSE listing standards. The Compensation Committee has general responsibility for management and other salaried employee compensation and benefits, including incentive compensation and stock incentive plans, and for making recommendations to the Board on director compensation. The Compensation Committee may form subcommittees and delegate such authority as the Committee deems appropriate, subject to any restrictions by law or listing standard. For further information on the processes and procedures for consideration of executive compensation, see the “Compensation Discussion and Analysis” section below. The Compensation Committee met five times during 2025.

Copies of the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on the corporate governance page of A&B's corporate website, www.alexanderbaldwin.com.

Corporate Governance Guidelines: The Board of Directors has adopted Corporate Governance Guidelines to assist the Board in the exercise of its responsibilities and to promote the more effective functioning of the Board and its committees. The guidelines provide details on matters such as:
Select Corporate Governance Guideline Topics
•Goals and responsibilities of the Board
•Selection of directors, including the Chairman of the Board
•Board membership criteria, director retirement age and limits on board seats
•Stock ownership guidelines
•Director independence, and executive sessions of non-management directors
•Board self-evaluation
•Board compensation
•Board access to management and outside advisors
•Board orientation and continuing education
•Leadership development, including annual evaluations of the CEO and management succession plans
The full text of the A&B Corporate Governance Guidelines is available on the corporate governance page of A&B’s corporate website, www.alexanderbaldwin.com.

Code of Ethics
A&B has adopted a Code of Ethics (the “Code”) that applies to the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code is posted on the corporate governance page of A&B’s corporate website, www.alexanderbaldwin.com. A&B intends to disclose any changes in or waivers from its Code by posting such information on its website.
Code of Conduct
A&B has adopted a Code of Conduct, which is applicable to all directors, officers and employees, and is posted on the corporate governance page of A&B’s corporate website, www.alexanderbaldwin.com.

Insider Trading Policy
A&B has adopted an Insider Trading Policy that applies to members of the Board, its officers and all other employees, which the Company believes is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and listing standards. A copy of A&B's Insider Trading Policy is filed in the Exhibit Index as Exhibit 19.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis (“CD&A”)
The CD&A addresses A&B’s compensation practices for 2025 for the following current and former executive officers of A&B (collectively, the “Named Executive Officers” or “NEOs”):
•Lance K. Parker, President and Chief Executive Officer
•Clayton K. Y. Chun, Executive Vice President, Chief Financial Officer and Treasurer
•Derek T. Kanehira, Senior Vice President, Human Resources
•Scott G. Morita, Senior Vice President and Corporate Counsel
•Meredith J. Ching, former Executive Vice President, External Affairs*
*Ms. Ching retired from A&B. Her last day of employment was December 31, 2025.
Approach to Compensation Governance: The Compensation Committee consistently evaluates the Company’s executive compensation practices and modifies or adopts programs or practices to provide an appropriate balance of risk and reward. A&B firmly believes in pay for performance and alignment with shareholder interests. Thus, a majority of NEO compensation is tied to performance to ensure alignment with shareholders. 81% of our CEO's and 52% of other NEOs' target total direct compensation (“TDC”) is variable based on performance and risk. A&B adheres to good governance practices, as listed below, to ensure that it adopts best practices to the extent that they are best aligned to the business goals and strategy of the Company as well as shareholder interests.
How We Promote Good Pay Practices:
•Direct components of pay generally targeted at the 50th percentile of market pay data
•TDC consisting substantially of performance-based compensation that aligns with shareholder interests
•Multiple relevant performance metrics to determine incentive payments
•Multi-year performance periods on performance-based equity awards
•Multi-year vesting periods on other equity awards
•Robust stock ownership guidelines for senior executives
•Review of realizable pay of NEOs
•Reasonable severance or change-in control provisions
•Double trigger change-in-control severance that requires both a change-in-control and qualifying termination of employment before any entitlement to payment
•Robust compensation recoupment (“clawback”) policies established for executives
•NEOs generally participate in the same health and welfare benefit plans as other salaried employees
•Shareholder outreach to solicit input and gain investor perspectives on our compensation programs
•Anti-hedging policies established
•No repricing or replacing of underwater stock options without prior shareholder approval

•Pay risk assessments
Compensation Overview
The Company’s executive compensation programs are administered by its Compensation Committee. The Compensation Committee has retained WTW, an independent compensation consultant, to provide advice and analysis on the design, structure and level of executive compensation for A&B.
Compensation Philosophy and Objectives: The Company seeks to align its objectives with shareholder interests through a compensation program that attracts, motivates and retains qualified and effective executives and rewards for performance and results. To achieve this, the Company uses the following pay elements, which are described more fully under the Pay Elements section of the CD&A:

Pay Element	Composition	Performance Metrics	Rationale
Base Salary	Cash	—	•Provides a fixed rate of pay based upon an executive’s responsibilities
Annual Cash Incentives	Cash	•70% A&B Performance Grid Metrics •30% Individual Goals
•Rewards achievement of annual Company, business unit and individual performance
•Reinforces pay-for-performance principles
•Rewards both immediately measurable accomplishments and actions that create longer-term value

Long-Term Incentives*	Equity
•Performance Share Units ("PSUs")
◦75% Relative 3-year total shareholder return ("TSR") (Selected Peer Group)
◦25% Net debt to trailing 12 months consolidated adjusted EBITDA
•Restricted Stock Units ("RSUs")
◦3-year vesting period
•Aligns executives’ long-term interests with those of A&B’s shareholders and motivates long-term performance •Aids in attracting and retaining employees •Reinforces pay-for-performance principles
Health and Welfare Benefits		—	•Aids in attracting and retaining employees while supporting their wellbeing
Retirement Benefits		—	•Assists employees with retirement income savings and attracts and retains employees
Severance Benefits		—	•Retains talent during transitions due to a Change in Control or other covered events
* Mr. Parker, Mr. Chun, and Ms. Ching: 50% PSUs, 50% RSUs; Mr. Kanehira and Mr. Morita: 30% PSUs, 70% RSUs

Pay for Performance. The Company’s overall performance in 2025 was reflected in elements of compensation earned by NEOs for 2025. For the pay elements listed above, A&B targets pay at around the 50th percentile.
Pay Mix. The Company’s combination of pay elements is designed to place greater emphasis on performance-based compensation, while at the same time focusing on long-term talent retention and ensuring an appropriate balance between pay and risk. The Committee believes this is consistent with one of its key compensation objectives, which is to align management and shareholder interests. For 2025, the TDC mix was generally within the same range as competitive practices based on survey data for each element of pay, as shown by the following table.

Percentage of Target Total Direct Compensation
Provided by Each Core Pay Element for 2025
Mr. Morita was promoted to Senior Vice President and Corporate Counsel in September 2025. Mr. Morita's percentage was calculated using his annualized cash compensation as Senior Vice President and Corporate Counsel.
Assessment of Total Compensation: In evaluating and making pay decisions, the Compensation Committee utilizes the following tools, resources and information:

•Company and individual performance
•Say-on-Pay vote results
•Competitive market data
•Economic environment
•Job responsibilities and experience
•Positioning within the executive’s salary range
•Positioning in relation to the pay philosophy
•Investor feedback

•Projected market salary increases
•Value of the total pay package
•Alignment to pay-for-performance principles
•Reasonableness and balance of pay risk
•NEO’s current and expected future contributions to Company performance and shareholder value
•Size of recent awards

Pay Elements
The Company provides the following pay elements to its NEOs in varying combinations to accomplish its compensation objectives.
Base Salary: Base salary is intended to provide a competitive fixed rate of pay based upon an executive’s responsibilities. Base salary is reviewed annually by the Compensation Committee and is adjusted based on factors such as the executive's role, experience, individual performance, internal equity, and market data.
Generally, the Board of Directors determines the CEO’s annual salary change based on factors listed previously in the Assessment of Total Compensation section. The Board has a formal performance review process for the CEO that includes categories such as, but not limited to: Company goals, financial results, strategic leadership and business management. Each Board member has an opportunity to provide specific input on the CEO’s performance across key categories. The results of this process are carefully considered by the Board and the Compensation Committee in determining the CEO’s annual salary and incentive award.
The CEO recommends annual salary changes for the other NEOs. Salary adjustments for NEOs were considered by the Compensation Committee in February 2025 for implementation on March 1, 2025.

NEO	Base Salary as of 12/31/24	% Change	Base Salary as of 12/31/25
Mr. Parker	$710,000	3.0%	$731,300
Mr. Chun	$412,000	3.0%	$424,360
Ms. Ching	$353,068	3.0%	$363,660
Mr. Kanehira	$254,870	3.0%	$262,517
Mr. Morita*	$289,224	12.4%	$325,000
*Mr. Morita was promoted to Senior Vice President and Corporate Counsel in September 2025.
Annual Cash Incentives: For 2025, annual incentives for NEOs were provided through the Alexander & Baldwin, Inc. Performance Improvement Incentive Plan (“PIIP”) and Alexander & Baldwin, Inc. Annual Incentive Plan ("AIP") to motivate and reward executives for achievement of pre-established corporate performance metrics and individual goals, as applicable. The Company believes that the annual incentive structure drives the following objectives:

•Aligning compensation with key goals/objectives and shareholder interests
•Rewarding for achievement of company performance
•Emphasizing pay for performance
•Fostering a team environment while allowing for flexibility in individual recognition
PIIP and AIP Performance Goal Categories: Each plan year, awards for all plan participants are determined based on the attainment level of goals for that year, as determined by the Compensation Committee. Performance grid metrics and individual goals were established in February 2025. Awards can range from 0% to 200% of target for PIIP and from 0% to 150% for AIP.
•A&B Performance Grid Metrics (weighted 70%) – Designed to reward the achievement of financial metrics related to A&B and to ensure that executives are held accountable for the financial health and discipline of the Company. Target performance goals are based on the Company’s Board-approved operating plan and adjusted in certain instances to exclude the effect of certain items. When establishing the operating plan, management and the Board of Directors consider the historical performance of the Company, external elements such as economic conditions and competitive factors, Company capabilities, performance objectives, and the Company’s strategic plan. Maximum and threshold performance goals are determined based on the level of difficulty in achieving the objective and are intended to ensure an enduring standard of performance. Performance Grid Metrics best reflect the results of business execution and achievement of financial metrics of respective operations and align with performance measures used by REITs. Senior management provides input on business actions and outcomes in support of the Company's strategic direction, and the Compensation Committee reviews management's recommendations and approves Performance Grid Metrics and goals.
•Individual Goals (weighted 30%) – Rewards an individual executive's contributions and accomplishments and the executive’s success in fulfilling their duties and responsibilities, some of which are not necessarily reflected in annual financial results.
PIIP and AIP Company Performance and Payout Determination: Determination of award levels in 2025 was based on the Company’s operating performance as compared to Performance Grid Metrics set at the beginning of the year and Individual Goal ratings.
•For Performance Grid Metrics, the level of achievement was determined based upon a combination of actual results from January 1, 2025 through August 31, 2025 and projected budgeted results from September 1, 2025 through December 31, 2025, which is in accordance with the Agreement and Plan of Merger that the Company entered into on December 8, 2025.
•For Individual Goals, each is rated on a scale from 0 to 3, as follows: 0 for below threshold performance, 1.0 for threshold performance, 2.0 for target performance and to 3.0 for maximum performance. The CEO recommends Individual Goals ratings for the non-CEO NEOs, and the Compensation Committee separately determines the CEO's Individual Goals rating.
Individual award levels are determined by multiplying each NEO’s incentive target by the weighting of each element (A&B Performance Grid Metrics and Individual Goals) and by performance ratings for the applicable measures at below threshold (0%), threshold (50%), target (100%) or maximum (150% for AIP and 200% for PIIP) levels, with proration between these levels, as determined by the Compensation Committee.

The table below presents A&B Performance Grid Metrics; performance goals at threshold, target and maximum; actual performance results and PIIP and AIP resulting payout multiples as percentages of target; and weighting for each Performance Grid Metric.

A&B Performance Grid Metrics	Threshold	Target	Maximum	Performance Grid Earnout (2)	PIIP (Resulting Multiple as a % of Target)	AIP (Resulting Multiple as a % of Target)	Weighting
CRE Same-Store NOI Growth (1)	2.40%	3.00%	4.00%	3.66%	166.0%	133.0%	35%
FFO per Diluted Share related to CRE and Corporate (1)	$1.11	$1.14	$1.17	$1.15	133.3%	116.7%	35%
FFO per Diluted Share (1)	$1.13	$1.18	$1.22	$1.21	175.0%	137.5%	30%
Combined % of Target After Weighting					157.3%	128.6%

1.Refer to the Use of Non-GAAP Measures section for a discussion of the use of non-GAAP financial measures, the factors considered in calculating the non-GAAP financial measures and the required reconciliations of GAAP to non-GAAP measures as of December 31, 2025.
2.Due to the Agreement and Plan of Merger dated December 8, 2025, the earnout related to the Performance Grid for 2025 will not agree to the actual results as of December 31, 2025, as the earnout percentage was calculated in accordance with the Agreement and Plan of Merger based upon the accruals performed by the Company as of September 30, 2025, which used actual performance from January 1, 2025 through August 31, 2025 and estimates for the period September 1, 2025 through December 31, 2025.
The table below presents Individual Goals that were applied for each NEO.

NEO	Individual Goals
Mr. Parker
•Increase transactional activity to grow the Company and execute the Hawaii-focused investment thesis, with growth measured by accretive FFO per share.
•Resolve contingent liabilities in Land Operations, focusing on obligations to advance simplification.
•Develop and present a Strategic Plan to drive NAV growth and improve shareholder value.

Mr. Chun
•Lead efforts to improve the Company’s cost of capital through enhancing the balance sheet strength and flexibility and lowering its cost of debt.
• Implement the Company’s overhead and cost optimization objectives, including effectively manage Finance departmental spending through optimizing resource allocation, process improvements, and/or automation.
• Enhance investor understanding of the Company’s strategy, performance, and long term value proposition through consistent, transparent communication and disclosures.

Ms. Ching
•Support portfolio performance and growth by providing government and community relations outreach to facilitate due diligence, secure approvals, build support, and manage issues impacting projects.
•Monitor and manage legislative and regulatory developments to mitigate risks that could impact REIT compliance and protect shareholder value.
•Advance simplification efforts by resolving outstanding liabilities and obligations to significantly reduce the Land Operations segment.

NEO	Individual Goals
Mr. Kanehira
•Ensure transparent, equitable, and compliant executive compensation practices while reinforcing ethical HR standards.
•Manage human capital effectively through analysis of key metrics, succession planning, and learning & development initiatives.
•Foster an inclusive and supportive workplace culture to enhance employee satisfaction, retention, and productivity.
•Optimize resource allocation and identify cost-saving opportunities to enhance financial efficiency without compromising operational effectiveness.

Mr. Morita
•Enhance the leasing process by implementing an automated lease drafting tool to improve efficiency and accuracy.
•Lead lease review initiatives, including updates to master lease forms, merging of landlord entities to reduce administrative work, refine photovoltaic energy provisions, and update company form contracts.
•Oversee litigation matters, including management of premises liability and construction defect cases, oversee simplification obligations, assist with financing matters and tax appeals, and support strategic projects.
•Manage departmental budget, optimize resource allocation, and identify cost-saving opportunities.

Individual Goals performance ratings for 2025 for Mr. Chun, Ms. Ching, Mr. Kanehira, and Mr. Morita were determined to be between target and maximum.

Each plan year, the Compensation Committee determines the CEO’s annual incentive separately from other plan participants. The Compensation Committee and the Board of Directors evaluated the CEO’s Individual Goals performance based on criteria established in February 2025, including advancement of strategic corporate priorities, leading Company cost optimization objectives, and advancement of simplification and organizational effectiveness efforts. Based on that evaluation, Mr. Parker’s Individual Goals performance rating was between target and maximum.
Actual awards earned in total by the NEOs were based on performance against the goals as described above and were as follows:

2025 PIIP and AIP Annual Incentive Award Information

	Target PIIP and AIP Award		Actual as a % of	Actual PIIP and AIP Award
NEO	% of Base Salary	$	Target	% of Base Salary	$
Mr. Parker	115%	$840,995	165.6%	190%	$1,392,576
Mr. Chun	70%	$297,052	165.6%	116%	$491,879
Ms. Ching	55%	$200,013	165.6%	91%	$331,194
Mr. Kanehira	45%	$118,132	132.0%	59%	$155,897
Mr. Morita*	40%	$112,844	132.0%	46%	$149,002
* Mr. Morita's target AIP percentage and award is based on his salary ($297,901) and AIP target percentage (35%) as of August 31, 2025 for 8 months and his salary ($325,000) and AIP target percentage (40%) for 4 months that includes an increase for his promotion to Senior Vice President and Corporate Counsel.

Long-Term Incentives ("LTI")
Executives' LTI compensation comprises equity grants, which are generally approved by the Compensation Committee at its January meeting. Based on current market data provided by WTW, the CEO makes recommendations for each executive officer other than himself to the Compensation Committee, which retains full authority to set the actual grant amount. In determining the type and size of a grant to an executive officer, the Compensation Committee generally considers, among other things, the items mentioned above in the Assessment of Total Compensation section.

The table below presents target LTI values and weightings of PSUs and RSUs.

	Target 2025	LTI Vehicle Mix
NEO	LTI Value	PSUs	RSUs
Mr. Parker	$2,200,000	50%	50%
Mr. Chun	$600,000	50%	50%
Ms. Ching	$250,000	50%	50%
Mr. Kanehira	$110,000	30%	70%
Mr. Morita	$75,000	30%	70%
•RSUs are awards that are settled in shares of the Company's common stock and vest in thirds over a three-year period based on service. RSUs are intended to focus behaviors on improving long-term stock price performance on an absolute basis (as a complement to the relative-performance nature of PSUs), increase share ownership and strengthen retention of participants. Under the service-vesting requirement, participants must remain employed until the end of each vesting period to earn any shares that become issuable. Pro-rata vesting will apply to the extent employment ceases with the Company during the restricted period by reason of death, disability or retirement during the vesting period. RSU awards granted to NEOs prior to July 31, 2022, received quarterly dividend equivalents for the full amount of RSUs granted. RSU awards granted to NEOs on or after July 31, 2022, received dividend equivalents only upon vesting.
•PSUs are awards that are settled in shares of the Company's common stock and have both a performance-based requirement and a service-vesting requirement. The performance-based requirement is weighted 75% on A&B’s TSR results relative to the TSR of a select group of peer REITs (listed below in The Role of Compensation Survey Data section) focused on shopping center and diversified portfolios, with market capitalization between approximately $600 million and $4.5 billion and weighted 25% on the Company's Net Debt to Trailing Twelve Months Consolidated Adjusted EBITDA. PSUs have concurrent three-year performance and vesting horizons. Under the service-vesting requirement, recipients must remain employed until the end of the performance and vesting period to earn any shares that become issuable. PSUs are intended to motivate recipients to focus on A&B shareholder returns relative to the share performance of other U.S.-based REITs with commercial real estate focus and/or market capitalization similar to the Company's. The service requirement provides that PSUs cliff vest after a three-year period (concurrent with the performance period), as defined by the award. Pro-rata vesting will apply to the extent employment ceases with the Company during the performance period by reason of death, disability or retirement, with proration to be applied to the number of shares resulting from the actual level of attainment of the two performance metrics, TSR in Relation to Selected Peer Group and Net Debt to Trailing Twelve Months Consolidated Adjusted EBITDA over the performance period (i.e., actual performance). Payment of accrued dividend equivalents on PSUs will be made upon attainment of the applicable performance goals and will be paid solely according to the number of actual shares earned.
The table below presents 2025 performance metrics, weighting for each metric, and performance goals at threshold, target and maximum (for which payouts would be 35%, 100 and 200% respectively, of each executive's target award).
Performance Ranges for 2025 PSUs

2025 PSU Performance Metrics	Weighting	Threshold (35% of Target Payout)*	Target (100% of Target Payout)*	Maximum (200% of Target Payout)*
TSR in Relation to Selected Peer Group	75%	35th Percentile of Peer Group	50th Percentile of Peer Group	75th Percentile of Peer Group
Net Debt to TTM Consolidated Adjusted EBITDA	25%	6.0x	5.5x	5.0x
*    Linear interpolation is used if performance falls between the specified percentile levels. No performance shares are earned if performance is below threshold.
2023 PSU Payouts: The performance requirement for 2023 PSUs was based on A&B’s total shareholder return (TSR) results relative to the TSR of companies that comprise a Selected Peer Group index and a payout matrix for the trailing twelve quarters net debt to trailing twelve months consolidated adjusted earnings before interest, taxes, depreciation and amortization ("Net Debt to TTM Consolidated Adjusted EBITDA"). With TSR at the 57th percentile for the Selected Peer Group index and a multiple of 3.8x for Net Debt to TTM Consolidated Adjusted EBITDA, 145.7% of the PSUs granted in 2023 were earned.

Target Total Direct Compensation for 2025:

The table below presents each NEO’s 2025 target total direct compensation, which includes base salary as of December 31, 2025, target PIIP or AIP award and 2025 LTI grant.
Target Total Direct Compensation for 2025

NEO	Base Salary as of 12/31/25	Target PIIP or AIP Award	2025 LTI Grant	Target Total Direct Compensation
Mr. Parker	$731,300	$840,995	$2,200,000	$3,772,295
Mr. Chun	$424,360	$297,052	$600,000	$1,321,412
Ms. Ching	$363,660	$200,013	$250,000	$813,673
Mr. Kanehira	$262,517	$118,132	$110,000	$490,649
Mr. Morita*	$325,000	$112,844	$75,000	$512,844
* Mr. Morita's target total direct compensation is based on annualized base salary as of 12/31/2025 in his new role as Senior Vice President & Corporate Counsel, his target AIP award is based on his salary and AIP target percentage as of August 31, 2025 for 8 months and his salary and AIP target percentage for 4 months that includes an increase for his promotion to Senior Vice President and Corporate Counsel.
Retirement Plans: The Company provides retirement plans to assist its employees with retirement income savings and to attract and retain its employees. The Committee periodically reviews the value of benefits from the retirement plans in conjunction with all other forms of pay in making compensation decisions.
A&B Individual Deferred Compensation and Profit-Sharing Plan: The Company has a tax-qualified defined contribution retirement plan (the “IDC Plan”) available to all salaried non-bargaining unit employees. Beginning in 2020, the IDC Plan provided for a match of up to 3% of the eligible compensation deferred by a participant during the fiscal year, subject to IRS maximum compensation limitations and a non-elective Company contribution equal to 3% of eligible compensation.
The Company has a profit-sharing plan which provides for performance-based discretionary contributions to participants based on the degree of achievement of goals similar to the 2025 AIP goals as determined by the Compensation Committee. Employees are immediately eligible for up to 5% of annual base compensation, based on achievement of goals. There was a 4.15% profit-sharing contribution for 2025.
A&B Excess Benefits Plan: This non-qualified benefit plan (the “Excess Benefits Plan”) for executives is designed to meet the retirement plan objectives described above. Certain executives, including Mr. Parker and Ms. Ching, are eligible to participate in the Excess Benefits Plan. It complements the IDC Plan and a former tax-qualified defined benefit pension plan by providing benefits and contributions in amounts that could not be provided by the respective plan’s formula due to the limits imposed by tax law. Effective January 1, 2020, the Company froze benefit accruals under the A&B Excess Benefits Plan and replaced the benefit with a Non-Qualified Defined Contribution Plan. The 2024 Amended and Restated Deferred Compensation Plan amends and restates the Non-Qualified Defined Contribution Plan. The Pension Benefits table in Part III, Item 11 provides further information regarding the A&B Excess Benefits Plan.
2024 Amended and Restated Deferred Compensation Plan: Under this nonqualified plan, Mr. Parker, Mr. Chun, and Ms. Ching are eligible to receive 3% of their annual eligible compensation in excess of the applicable IRS compensation limit, a discretionary gain sharing contribution up to 5% of base salary in excess of the applicable IRS compensation limit, based on achievement of goals, and the lesser of 3% of eligible compensation or the applicable IRS deferral limit minus the maximum allowable match, including the match on catch-up contributions, under the IDC Plan. All NEOs may elect to defer their base salary and bonus earned during the year pursuant to the Amended and Restated Deferred Compensation Plan.
Employment and Other Agreements: The Company does not provide employment or similar agreements for any of the NEOs. The Company believes in a policy of “at will” employment.

Executive Severance Plan and Change in Control Agreements: The Company provides severance benefits pursuant to the Executive Severance Plan and Change in Control agreements to reinforce and encourage the continued attention and dedication of members of the Company’s top management, including NEOs, to their assigned duties without possible distraction and disruption arising from a change in control or other covered event. Severance arrangements also are provided to maintain a competitive pay package. The Compensation Committee designed the change in control agreement to provide a competitively structured program, and yet be conservative overall in the amounts of potential award payouts. The Compensation Committee’s decisions regarding other compensation elements are affected by the potential payouts under these arrangements, as the Committee considers how the terms of these arrangements and the other pay components interrelate. These arrangements are described in further detail in the Other Potential Post-Employment Payments section in Part III, Item 11.
Retiree Health and Medical Plan, Life and Disability Insurance: The Company provides eligible NEOs with the same retiree medical and life insurance benefits as are provided in general to all salaried non-bargaining unit employees who joined A&B Predecessor prior to January 1, 2008. The Company’s contribution towards the monthly medical premium is based on the employee’s age and years of service and is capped at $136 per month. The Company pays the cost of premiums for retiree life coverage which is reduced to $10,000. The benefits from these plans are reflected in the “Other Potential Post-Employment Payments” section in Part III, Item 11. NEOs receive the same life insurance coverage maximum of two times base salary as is provided in general to all salaried non-bargaining unit employees, with maximum amounts of $1,000,000 for NEOs and $400,000 for other employees. NEOs also receive company-paid disability insurance through a group disability program available to all salaried non-bargaining unit employees, plus up to an additional $17,500 a month under an individual disability insurance program based on total base salary and annual incentive target.
The Role of Compensation Market Data
The Company uses published compensation survey data as a reference but does not benchmark against specific companies within such surveys. We also utilize REIT pay peer group data as disclosed in proxy statements. The Compensation Committee references compensation market data as just one factor when assessing appropriate pay levels. Other factors considered include Internal equity, Company performance, business unit performance, compensation philosophy, performance consistency, historical pay movement, pay mix, pay risk, economic environment and individual performance.
Compensation market data used for the assessment of total direct compensation include:
•WTW General Industry Executive Compensation Survey
•WTW Long-Term Incentive Policies and Practices Survey
•National Association of Real Estate Investment Trusts (Nareit) 2025 Compensation Survey
•Pay peer group (proxy-disclosed pay data) listed in the table below:

Ticker	Company Name	Sector
AKR	Acadia Realty Trust	Retail
AAT	American Assets Trust, Inc.	Retail, Office, Residential
AHH	Armada Hoffler Properties, Inc.	Retail, Office, Residential
CURB	Curbline Properties Corp.	Retail
IVT	InvenTrust Properties Corp.	Retail
JBGS	JBG SMITH Properties	Office, Residential
OLP	One Liberty Properties, Inc.	Retail, Industrial
PECO	Phillips Edison & Company, Inc.	Retail
PLYM	Plymouth Industrial REIT, Inc.	Industrial
ROIC	Retail Opportunity Investments Corp.	Retail
SAFE	Safehold Inc.	Specialty
BFS	Saul Centers, Inc.	Retail
SITC	SITE Centers Corp.	Retail
UE	Urban Edge Properties	Retail
WSR	Whitestone REIT	Retail

The Role of the Compensation Consultant
The Compensation Committee retained WTW, an independent executive compensation consulting firm, to assist the Committee in:
•Evaluating salary and incentive compensation levels
•Reviewing and suggesting executive pay plan design modifications
•Understanding current executive compensation trends and legislative reform initiatives
•Assessing appropriate outside Board of Director pay levels and structuring
WTW reports directly to and takes instructions from the Compensation Committee. The Committee approves all WTW engagements, including the nature, scope and fees of assignments. The Compensation Committee has reviewed WTW’s work, policies and procedures and determined that no conflicts of interest exist. In accordance with the New York Stock Exchange (“NYSE”) requirements, the Compensation Committee annually assesses the independence of its compensation consultant, outside legal counsel, and other advisers who will provide services with respect to executive compensation matters.
The Role of Management
Management assists the Compensation Committee in its role of determining executive compensation in a number of ways:
•Provides management’s perspective on compensation plan structure and implementation.
•Identifies appropriate performance measures and suggests company, unit and individual performance goals that are consistent with the Board-approved operating plans.
•The CEO conducts an annual performance evaluation of NEOs, excluding himself, against pre-approved Company and individual goals.
•The CEO combines performance evaluations with market data provided by WTW and makes compensation recommendations to the Compensation Committee.
Stock Ownership Guidelines
All NEOs and directors are in compliance with, or on track to meet, the stock ownership guidelines. The guidelines require stock ownership of 5x annual base salary for our CEO and 3x annual base salary for other NEOs. Executives and directors have 5 years from the date of appointment or promotion to meet the guidelines. The guidelines require share ownership for our directors of 5x the annual Board retainer, and for our Chairman of the Board 5x the annual Chairman of the Board annual retainer.
Stock eligible under the guidelines includes vested common stock owned/controlled by the executive or director; common stock in the name of immediate family members/trust; vested and unvested time-based RSUs (provided that any unvested equity awards counted must be full value awards subject only to time-based vesting and must in no way be contingent upon the achievement of any performance requirement); vested performance-based restricted stock; and shares in the former Alexander & Baldwin, Inc. Tax Credit Employee Stock Ownership Plan ("TCESOP").
Equity Granting Policy
Equity awards are expected to be granted for current employees at the January Compensation Committee meeting each year with a grant date of February 1. Equity grants for non-Section 16 officers, new hires or promoted employees are approved by the CEO and reported to the Compensation Committee. The timing of these grants is made without regard to anticipated earnings or other major announcements by the Company. No stock options have been granted by A&B or by A&B Predecessor since 2012 and the Company has no plans to grant stock options.
Policy Regarding Speculative Transactions and Hedging
The Company has adopted a formal policy prohibiting directors, officers and employees from (i) entering into speculative transactions, such as trading in options, warrants, puts and calls or similar instruments, involving A&B stock, or (ii) hedging or monetization transactions, such as zero-cost collars and forward sale contracts, involving A&B stock. The Company does not prohibit investments in exchange funds.

Policy Regarding Recoupment of Certain Compensation
In October 2023, the Board adopted the A&B Amended and Restated Policy Regarding Recoupment of Certain Compensation (the “Recoupment Policy”) in accordance with SEC rules and NYSE listing standards, which mandate the recovery of certain erroneously paid performance-based incentive compensation that may be received by our current and former Section 16 officers on or after October 2, 2023, if A&B has a required accounting restatement during the three completed fiscal years immediately prior to the fiscal year in which a financial restatement determination is made, subject to limited exceptions. In addition, the Recoupment Policy retains our pre-existing recoupment policy which first became effective in June 2012, and which covers cash bonuses based on achievement of financial performance metrics and equity-based compensation (e.g., stock, RSUs or PSUs) earned, vested or paid prior to October 2, 2023. Each of our NEO's is subject to the Recoupment Policy.
Tax and Accounting Considerations
In evaluating the Company’s executive compensation structure, the Compensation Committee considers tax and accounting treatment, including the provisions of Section 409A of the Code regarding nonqualified deferred compensation and the "golden parachute" provisions of Section 280G of the Code, balancing the effects on the individual and the Company. In addition, Section 162(m) of the Code generally limits to $1.0 million the amount of remuneration that the Company may deduct in any calendar year for certain executive officers. The Compensation Committee believes that the potential deductibility of the compensation payable under the executive compensation programs should be only one of a number of relevant factors taken into consideration, and not the sole or primary factor, in establishing the cash and equity compensation programs for the executive officers. The Compensation Committee believes that cash and equity incentive compensation must be maintained at competitive levels to attract and retain the executive officers essential to the Company’s financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.
280G Mitigation Actions
Pursuant to the Agreement and Plan of Merger dated December 8, 2025, the Company may for any executive officer that is determined to be a “disqualified individual” within the meaning of Section 280G of the Code who may be subject to adverse tax treatment under Section 280G of the Code as the result of “excess parachute payments” within the meaning of Section 280G of the Code, pay the 2025 bonus amounts prior to December 31, 2025, which would otherwise be payable in the first quarter of 2026, in order to mitigate the potential for such adverse tax treatment under Section 280G of the Code, and may take other mitigation steps with the consent of Parent. To mitigate the potential impact of Sections 280G and 4999 of the Code on A&B and its executive officers, our board, with the advice of A&B’s Section 280G consultant and with prior consultation and consent, as applicable, from Parent, approved the following actions (such actions, the “Section 280G Mitigation Actions”). A&B also entered into a 280G Mitigation Acknowledgement Agreement (which we refer to as a “clawback agreement”) with each of Mr. Parker and Mr. Chun on December 29, 2025 as a condition to certain of such actions:
•for each of Mr. Parker, Mr. Chun and Mr. Morita, the acceleration of vesting and payment of such executive officer’s 2025 bonus amount, based on performance at 133% of target for AIP and at 165.6% of target for PIIP;
•for Mr. Parker and Mr. Chun, the acceleration of vesting and settlement of (a) company RSU awards that would have otherwise vested in 2026 and (b) 90% of company PSU awards granted in 2023 that would otherwise have vested in 2026 (with respect to such 2023 company PSU awards, assuming payout at the expected payout percentage of 144%);
•for Mr. Parker, the acceleration of vesting and settlement of company RSU awards that would have otherwise vested in 2027 and 90% of company PSU awards granted in 2024 that would have otherwise vested in 2027 (with respect to such 2024 company PSU awards, assuming payout at the expected payout percentage of 200%), subject to the clawback agreement; and
•for Mr. Chun, the acceleration of vesting and settlement of 90% of company PSU awards granted in 2024 that would have otherwise vested in 2027 and 90% of company PSU awards granted in 2025 that would have otherwise vested in 2028 (with respect to each of such 2024 and 2025 company PSU awards, assuming payout at the expected payout percentage of 200%), subject to the clawback agreement.
Specifically, our board approved for Mr. Parker, Mr. Chun and Mr. Morita the following accelerated payments of 2025 bonus amounts, and accelerated vesting, settlement and payment of company equity awards:
•For Mr. Parker: (a) Mr. Parker’s 2025 bonus in the amount of $1,392,576, (b) 54,338 shares subject to company RSU awards that would have otherwise vested in 2026 and 49,612 shares subject to company PSU awards, representing 90% of the 55,124 shares subject to company PSU awards granted in 2023 that would otherwise have vested in 2026 and (c) 41,578 shares subject to company RSU awards that would have otherwise vested in 2027 and 113,596 shares subject to company PSU awards, representing 90% of the 126,218 shares subject to company PSU awards granted in 2024 that would have otherwise vested in 2027. The estimated aggregate value of Mr. Parker’s accelerated company equity awards is $5,402,735, assuming a per share price of $21.20 less the fourth quarter 2025 dividend of $0.35 per share, which was paid on January 8, 2026, to shareholders of record as of the close of business on December 19, 2025 (the "January Dividend").
•For Mr. Chun: (a) Mr. Chun’s 2025 bonus in the amount of $491,879, (b) 16,339 shares subject to company RSU awards that would have otherwise vested in 2026 and 19,440 shares subject to company PSU awards, representing 90% of the 21,600 shares subject to company PSU awards granted in 2023 that would otherwise have vested in 2026 and (c) 30,980 shares subject to company PSU awards, representing 90% of the 34,422 shares subject to company PSU awards granted in 2024 that would have otherwise vested in 2027 and 30,251 shares subject to company PSU awards, representing 90% of the 33,612 shares subject to company PSU awards granted in 2025 that would have otherwise vested in 2028. The estimated value of Mr. Chun’s accelerated company equity awards is $2,022,659, assuming a per share price of $21.20 less the January Dividend.
•For Mr. Morita: Mr. Morita’s 2025 bonus in the amount of $149,002.
The annual bonus amounts were calculated as discussed in the sections above entitled “PIIP and AIP Company Performance and Payout Determination” and “2025 PIIP and AIP Annual Incentive Award Information.” The acceleration of 90% of the LTI awards (as opposed to 100%) is intended to allow for true up based on the final determination of performance results and to protect the Company’s interests in addition to the clawback obligations discussed immediately below.

The clawback agreements with Mr. Parker and Mr. Chun, respectively, provide that, with respect to (a) Mr. Parker’s accelerated company RSU awards that would have otherwise vested in 2027 and company PSU awards granted in 2024 that would have otherwise vested in 2027 and (b) Mr. Chun’s accelerated company PSU awards granted in 2024 that would have otherwise vested in 2027 and company PSU awards granted in 2025 that would have otherwise vested in 2028:
•if the applicable executive’s employment is terminated by A&B for “cause” or by the executive without “good reason” (as such terms are defined in the executive’s Change in Control Agreement), prior to the original vesting dates of the awards subject to the clawback agreement (such that such awards would have been forfeited by the executive upon such termination of employment had they remained outstanding), the executive will repay such excess amount to A&B on an after-tax basis within 15 business days following the termination date;
•with respect to the company PSU awards subject to the clawback agreement, in the event that the executive’s employment terminates due to the executive’s death or “permanent disability” (as defined in the company stock plan) prior to the original vesting date of such awards, the executive or the executive’s estate, as the case may be, will repay to A&B the pro rata amount that would have forfeited upon such termination on an after-tax basis within 60 days following the termination date.
As additional protection for the Company, the clawback agreements also provide our board with the right to require repayment of the excess amount received by the executive with respect to the company PSU awards subject to the clawback agreement, to the extent that the level of performance determined in the ordinary course at the end of the applicable three-year performance period is finally determined to be below the maximum percentile of 200% (such that a portion of such company PSU awards would have been forfeited by the executive) in the event that the merger does not close for any reason.
These actions were intended to mitigate the potential impacts of Sections 280G and 4999 of the Code on A&B and Mr. Parker, Mr. Chun and Mr. Morita, including to preserve potential compensation-related corporate income tax deductions for the Company that might otherwise be disallowed through the operation of Section 280G of the Code and to mitigate or eliminate the amount of excise tax that may be payable by an executive officer pursuant to Section 4999 of the Code. After giving effect to the Section 280G Mitigation Actions, Mr. Chun and Mr. Morita are not expected to incur any excise tax under Section 4999 of the Code, and Mr. Parker’s potential to incur any such excise tax is reduced.
Pay Risk Assessment.
The Compensation Committee reviews compensation policies, plans and structure for the Company’s executive group, to ascertain whether any of the compensation programs and practices create excessive risks or motivate risky behaviors that are reasonably likely to have a material adverse effect on the Company. Management has worked with the Compensation Committee to review the NEOs’ incentive plans and related policies and practices, and the overall structure and positioning of total pay, pay mix, the risk management process and related internal controls.

Based on its formal review process, the Compensation Committee concluded that there continues to be no material adverse effects due to pay risk. Management and the Compensation Committee concluded that A&B’s NEO compensation programs represent an appropriate balance of fixed and variable pay, cash and equity, short-term and long-term compensation, financial and non-financial performance, and an appropriate level of enterprise-wide risk oversight. The Company periodically reviews the compensation policies, plans and structure for the Company’s employees and, based on such review, our compensation programs do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the CD&A section in Part III, Item 11 with management and based on these discussions and review, it has recommended to the Board of Directors that the CD&A disclosure be included in Part III, Item 11 of the Form 10-K.
The foregoing report is submitted by Ms. Laing (Chair), Ms. Kimura and Mr. Yeaman.
Compensation Committee Interlocks and Insider Participation
There were no Compensation Committee Interlocks or Insider Participation in 2025.

Summary Compensation Table: The following table summarizes the compensation paid by A&B to its NEOs in 2025, 2024 and 2023.
2025 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(3) (d)	Stock Awards ($)(4) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($)(5) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6) (h)		All Other Compensation ($)(7) (i)	Total ($) (j)
Lance K. Parker President and Chief Executive Officer (1)	2025	727,747	466,556	2,426,753	N/A	926,020	6,114		156,382	4,709,572
	2024	701,247	132,273	2,282,653	N/A	1,109,327	2,576		108,505	4,336,581
	2023	618,998	283,712	1,684,810	N/A	661,996	3,198		85,253	3,337,967
Clayton K. Y. Chun Executive Vice President, Chief Financial Officer and Treasurer	2025	422,298	164,795	661,820	N/A	327,084	0		85,397	1,661,394
	2024	408,998	156,601	622,522	N/A	391,831	0		68,189	1,648,141
	2023	399,998	125,878	692,700	N/A	293,716	0		53,280	1,565,572
Meredith J. Ching Former Executive Vice President, External Affairs	2025	338,116	110,960	275,739	N/A	220,234	0	(8)	66,478	1,011,527
	2024	342,348	90,880	259,375	N/A	263,830	7,548		55,095	1,019,076
	2023	331,576	83,060	288,625	N/A	193,807	0	(9)	52,413	949,481
Derek T. Kanehira Senior Vice President, Human Resources (2)	2025	261,241	49,554	169,846	N/A	106,343	0		31,828	618,812
	2024	253,014	48,687	112,463	N/A	118,054	0		33,032	565,250
Scott G. Morita Senior Vice President and Corporate Counsel (2)	2025	305,486	47,420	79,625	N/A	101,582	0		33,760	567,873
	2024	287,117	41,909	76,674	N/A	104,196	0		34,874	544,770
1.Mr. Parker was appointed President and CEO effective July 1, 2023.
2.Mr. Kanehira and Mr. Morita first became NEOs as of fiscal year 2024.
3.Represents the NEO’s awards attributable to individual goals under the PIIP or AIP program for the fiscal year identified in column (b) payable in cash in February of the following year. As part of the Company's planned merger that was announced on December 8, 2025, to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code of 1986 on A&B and its executive officers, A&B's board, with the advice of A&B’s Section 280G consultant, approved the payment of bonuses in December 2025 related to fiscal year 2025 listed in column (b) for Mr. Parker, Mr. Chun and Mr. Morita.
4.Represents the grant-date fair value of time-based RSUs and the grant-date fair value of PSUs for the fiscal year identified in column (b) granted in 2025. PSUs awarded in 2025 vest in February 2027 if performance goals are attained at target. Assuming that maximum performance goals applicable to the PSUs were to be achieved, the values in this column with respect to 2025 would be as follows: Mr. Parker, $3,299,965; Mr. Chun, $899,960; Ms. Ching, $374,957; Mr. Kanehira. $230,961; and Mr. Morita, $97,479. If performance goals are not attained at threshold, all PSUs will be forfeited. See Note 14 of the consolidated financial statements in Part II. Item 8. regarding the assumptions underlying the valuation of equity awards.
5.Represents the NEO’s award attributable to financial goals under the PIIP or AIP program for the fiscal year identified in column (b). See also the Section entitled "280G Mitigation Actions" in the CD&A.
6.All amounts are attributable to the aggregate change in the actuarial present value of the NEO’s accumulated benefit under all defined benefit pension plans.
7.Represents amounts contributed by A&B to the NEO’s account under the A&B Individual Deferred Compensation and Profit Sharing Plan and 2024 Amended and Restated Deferred Compensation Plan.
8.The change in pension value was a decrease of $28,035. Under SEC rules, such a decrease is shown in the table as $0.
9.The change in pension value was a decrease of $31,607. Under SEC rules, such a decrease is shown in the table as $0.

Grants of Plan-Based Awards: The following table contains information concerning the non-equity and equity grants under A&B’s incentive plans during 2025 to the NEOs.
2025 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3) (i)	All Other Option Awards: Number of Securities Underlying Options (#)(4) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($)(5) (l)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Lance K. Parker		$294,348	$588,697	$1,177,393
	2/1/25				21,568	61,624	123,248	61,624	N/A	N/A	$2,426,753
Clayton K. Y. Chun		$103,968	$207,936	$415,873
	2/1/25				5,882	16,806	33,612	16,806	N/A	N/A	$661,820
Meredith J. Ching		$70,005	$140,009	$280,018
	2/1/25				2,451	7,002	14,004	7,002	N/A	N/A	$275,739
Derek T. Kanehira		$41,346	$82,693	$124,039
	2/1/25				1,510	4,313	8,626	4,313	N/A	N/A	$169,846
Scott G. Morita		$39,495	$78,990	$118,486
	2/1/25				441	1,260	2,520	2,941	N/A	N/A	$79,625
1.Amounts reflected in this section relate to estimated payouts under the non-equity incentive portion of the PIIP/AIP. The value of the actual payouts is included in column (g) of the Summary Compensation Table.
2.Amounts in this section reflect PSU grants. PSUs awarded in February 2025 vest in February 2027 if performance goals are attained during the performance period.
3.Amounts in this section reflect time-based RSUs.
4.No options were granted in 2025.
5.Represents the grant-date fair value of the equity awards granted in 2025. See Note 14 of the consolidated financial statements in Part II, Item 8 regarding the assumptions underlying the valuation of equity awards.
The PIIP/AIP is based on financial, operating, and individual goals for the Company. Performance measures, weighting of goals and target opportunities are discussed in the CD&A section in Part III, Item 11. Information on equity grants is provided in the CD&A section in Part III, Item 11.

Outstanding Equity Awards at Fiscal Year-End: The following table contains information concerning the outstanding equity awards held by the NEOs.
2025 Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (#) (g)		Market Value of Shares or Units of Stock that Have Not Vested ($)(5) (h)	Equity In- centive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(6) (i)		Equity In- centive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(5) (j)
Lance K. Parker	—	—	—	—	—	20,542	(1)	$423,987	71,764	(7)	$1,481,209
Clayton K. Y. Chun	—	—	—	—	—	16,941	(2)	$349,662	4,903	(8)	$101,198
Meredith J. Ching	—	—	—	—	—	—		$—	12,796	(9)	$264,109
Derek T. Kanehira	—	—	—	—	—	8,542	(3)	$176,307	5,391	(10)	$111,270
Scott G. Morita	—	—	—	—	—	5,824	(4)	$120,207	3,675	(11)	$75,852
1.Vesting date of unvested RSUs –  20,542 shares on 2/1/28.
2.Vesting date of unvested RSUs – 5,737 shares on 2/1/27; 5,602 shares each on 2/1/27 and 2/1/28.
3.Vesting date of unvested RSUs – 1,284 shares on 2/1/26; 1,472 shares on 2/1/26 and 1,473 shares on 2/1/27; 1,437 shares on 2/1/26 and 1,438 shares each on 2/1/27 and 2/1/28.
4.Vesting date of unvested RSUs – 875 shares on 2/1/26; 1,004 shares each on 2/1/26 and 2/1/27; 980 shares each on 2/1/26 and 2/1/27 and 981 shares on 2/1/28.
5.Market value of stock not vested, shown at target performance, based on the closing stock price as of December 31, 2025 of $20.64.
6.These PSUs are shown at the target amount (100% of the target number of shares awarded).
7.Vesting date of PSUs – 1,875 shares on 2/1/26; 1,954 shares on 7/31/26; 6,311 shares on 2/1/27; 61,624 shares on 2/1/28.
8.Vesting date of PSUs – 1,500 shares on 2/1/26; 1,722 shares on 2/1/27; 1,681 shares on 2/1/28.
9.Vesting date of PSUs – 6,076 shares on 2/1/26; 4,581 shares on 2/1/27; 2,139 shares on 2/1/28.
10.Vesting date of PSUs – 1,650 shares on 2/1/26; 1,893 shares on 2/1/27; 1,848 shares on 2/1/28.
11.Vesting date of PSUs – 1,125 shares on 2/1/26; 1,290 shares on 2/1/27; 1,260 shares on 2/1/28.

Option Exercises and Stock Vested: The following table contains information concerning option exercises and the vesting of stock awards for the NEOs during 2025.
2025 Option Exercises and Stock Vested

	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Lance K. Parker*	—	—	306,143	$6,209,185
Clayton K. Y. Chun*	—	—	111,033	$2,260,358
Meredith J. Ching	—	—	15,119	$287,281
Derek T. Kanehira	—	—	4,562	$81,432
Scott G. Morita	—	—	2,700	$48,195
* See the 280G Mitigation Actions section within the CD&A for further discussions on the stock awards shares acquired and value realized on vesting for further discussion of actions taken by the Company in 2025.
There were no outstanding options in 2025.
The value realized in column (e) was calculated based on the market value of A&B common stock on the vesting date. No amounts realized upon the vesting of stock have been deferred.

Pension Benefits: The following table contains information concerning pension benefits for the NEOs under the A&B Excess Benefits Plan as of the end of 2025.
2025 Pension Benefits

Name (a)	Plan Name (b)	Number of Years Credited Service(1) (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Lance K. Parker	A&B Excess Benefits Plan	15.3	$66,709	$—
Clayton K. Y. Chun	A&B Excess Benefits Plan	—	$—	$—
Meredith J. Ching	A&B Excess Benefits Plan	37.6	$481,893	$—
Derek T. Kanehira	A&B Excess Benefits Plan	—	$—	$—
Scott G. Morita	A&B Excess Benefits Plan	—	$—	$—
1.Years shown is based on all credited service years under the plan through the plan freeze date as of January 1, 2020.
Actuarial assumptions used to determine the present values of the pension benefits include: Discount rate for the non-qualified retirement plan is 4.78% as of December 31, 2025. Age 62 (or current age, if greater) is the assumed retirement age. As a result of plan termination, qualified plan benefits under the A&B Retirement Plan for Salaried Employees were paid to participants or transferred to an insurance company in 2022 and no further benefits are due from the plan.
The Excess Benefits Plan benefits are paid as a lump sum equal to the present value of the traditional defined benefit assumed to be paid on a life annuity basis plus the cash balance account. The present value was determined based on interest rates (with 39% marginal tax rate adjustment) and mortality used in our financial disclosures, i.e., 2.48% (for the first 5 years), 3.12% (next 15 years) and 3.62% (years in excess of 20) applied on a rolling basis, and the Applicable Mortality Table, as defined for lump sum calculations under Section 417(e) of the Internal Revenue Code. The cash balance accounts are projected to the assumed retirement age using 2.15% interest per year (the rate in effect for May 31, 2021 onward) with no future pay credits.
A&B Excess Benefits Plan: The A&B Excess Benefits Plan is discussed in the CD&A section in Part III, Item 11. Under the pension portion of the Excess Benefits Plan associated with a former tax-qualified defined benefit pension plan, benefits under the traditional defined benefit formula are payable after the executive’s separation from service in a lump sum that is actuarially equivalent to single life annuity form of payment, and the cash balance account is paid as a lump sum. Under the profit sharing portion of the Excess Benefits Plan associated with the former tax-qualified defined benefit pension plan, amounts are credited to executives’ accounts based on achievement of goals, to be payable after the executive’s separation from service.

Two NEOs are eligible to participate in the Excess Benefits Plan as shown in the Pension Benefits table. Effective January 1, 2020, the Company froze benefit accruals under the plan and replaced the benefit under the 2024 Amended and Restated Deferred Compensation Plan as described below.
2024 Amended and Restated Deferred Compensation Plan: Under the 2024 Amended and Restated Deferred Compensation Plan ("NQDC Plan"), certain eligible participants, consisting of Mr. Parker, Mr. Chun, and Ms. Ching, receive 3% of their annual eligible compensation in excess of the applicable IRS compensation limit, a discretionary gain sharing contribution up to 5% of base salary in excess of the applicable IRS compensation limit based on achievement of goals, and the lesser of 3% of eligible compensation or the applicable IRS deferral limit plan minus the maximum allowable match, including the match on catch-up contributions, under the 401(k) plan. Beginning in 2024, eligible participants, which includes all NEOs, have the option to voluntarily defer salary and bonus on a pretax basis, in excess of the applicable IRS deferral limit.
Account balances under the NQDC Plan will be credited with income, gains and losses based on the performance of investment funds selected by the participant from a selection of funds that are generally the same investment funds available to participants in our 401(k) plan. The amounts credited to participants' deferred accounts and Company excess company contribution accounts are held in a rabbi trust and are at all times 100% vested. During initial enrollment, participants can elect to receive their distribution either in a lump sum or in two to ten year annual installments upon termination. The NQDC Plan allows for future date elections and subject to 409(A) restrictions, participants may change their initial distribution election.

Non-Qualified Deferred Compensation: The following table contains information concerning non-qualified deferred compensation for the NEOs pursuant to the 2024 Amended and Restated Deferred Compensation Plan.
2025 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($)(1) (c)	Aggregate Earnings/Loss in Last FY ($)(2) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($)(1) (f)
Lance K. Parker	$—	$120,857	$50,343	$—	$448,405
Clayton K. Y. Chun	$73,105	$49,872	$25,948	$—	$270,216
Meredith J. Ching	$—	$23,498	$13,082	$—	$131,525
Derek T. Kanehira	$16,165	$—	$2,727	$—	$26,641
Scott G. Morita	$—	$—	$—	$—	$—
1.Represents contributions under the 2024 Amended and Restated Deferred Compensation Plan earned in the last fiscal year and accrued in the aggregate balance at last FYE and also included in the column (i) All Other Compensation in the 2025 Summary Compensation Table and in prior years to the extent of registrant contributions.
2.Represents interest and gains earned on the prior year’s cash account balance.
Potential Payments Upon Termination or Change in Control
Change in Control Agreements: A&B has entered into Change in Control Agreements with each of the NEOs that are intended to encourage their continued employment with A&B by providing them with greater security in the event of termination of their employment following a change in control of A&B and certain terminations prior to a change in control. The Company has adopted a participation policy that extends these agreements to those senior level executives whose employment would be most likely at risk upon a change in control. Each Change in Control Agreement has an initial one-year term and is automatically extended at the end of each term for a successive one-year period, unless terminated by A&B. The Change in Control Agreements provide for certain severance benefits if the executive’s employment is terminated by A&B without “cause” or by the executive for “good reason” within a specified period following (or prior to) a “Change in Control Event” of A&B, in each case as defined in the agreement, as follows: Upon a termination of employment under the above circumstances, the executive will be entitled to receive (i) a lump-sum severance payment equal to two times the sum of the executive’s base salary and target bonus, (ii) pro rata payment at target with respect to outstanding contingent awards for uncompleted performance periods, (iii) a lump sum payment of amounts due the executive under deferred compensation plans, and (iv) an amount equal to the positive spread between the exercise price of outstanding options held by the executive and the fair market value of the underlying shares at the time of termination. In addition, A&B will maintain all (or provide similar) life, health and dental insurance benefit plans for the executive’s continued benefit for a period of two years after termination or pay a taxable cash payment equal to the employer cost of providing such benefits. A&B will also reimburse executives for individual outplacement counseling services up to $10,000. These are “double trigger” agreements under which no payments are made and long-term incentives do not accelerate unless both a change in control and a qualifying termination of employment occurs.
In the event that any amount payable to the executive is deemed under the Internal Revenue Code to be made in connection with a change in control of the Company, and such payments would result in the excise tax imposed on “excess parachute payments” under the Internal Revenue Code, the Change in Control Agreements provide that the executive’s payments will be reduced to an amount that would not result in the imposition of the excise tax, to the extent that such reduction would result in a greater after-tax benefit to the executive. No tax gross-up payments are provided by the Change in Control Agreements.
Executive Severance Plan: The Company also maintains the Executive Severance Plan (“Severance Plan”) that covers the NEOs. The Severance Plan continues from year to year, subject to a periodic review by the Compensation Committee. The Severance Plan provides certain severance benefits if a designated executive is involuntarily terminated without “cause,” as defined in the Severance Plan, or laid off from employment as part of a job elimination/restructuring or reduction in force. Upon such termination of employment and execution of a release agreement acceptable to the Company, the executive will be entitled to receive an amount equal to twelve months’ base salary, payable in equal installments over a period of one year, continued payment by the Company of life and disability insurance premiums and COBRA premiums for continued group health plan coverage for a maximum of twelve months, reimbursement for outplacement counseling services and a prorated share of incentive plan awards at target levels under the PIIP/AIP that would have been payable to the executive had he or she remained employed until the end of the applicable performance period. Benefits under the Executive Severance Plan are not available in the event of a termination that results in severance benefits under a Change in Control Agreement.

Voluntary Resignation: If the executive voluntarily resigns from the Company, no amounts are payable under the Severance Plan or the PIIP/AIP. The executive may be entitled to receive retirement and retiree health and welfare benefits to the extent those benefits have been earned or vested under the provisions of the plans. The executive may have up to three to six months after termination to exercise vested stock options at the time of termination. In addition, the executive would be entitled to any amounts voluntarily deferred (and the earnings accrued) under the tax-qualified A&B IDC Plan.
Other benefits, as described in the CD&A section of this Proxy Statement, may include accrued, vested benefits under the Qualified Retirement Plan, the Excess Benefits Plan, the Non-Qualified Defined Contribution Plan, and 2024 Amended and Restated Deferred Compensation Plan. See also the Pension Benefits for 2025 table and the 2025 Nonqualified Deferred Compensation Table and accompanying narrative thereunder.
The following tables show the potential value to each executive under various termination-related scenarios, assuming that the termination of employment or other circumstances resulting in payment occurred on December 31, 2025. The amounts in the table do not include amounts that our NEOs were already entitled to receive, or were vested in, as of December 31, 2025, and take into account the implementation of the Section 280G Mitigation Actions (and thus exclude the accelerated company equity awards resulting from the implementation of the Section 280G Mitigation Actions). The amounts accelerated in connection with the 280G Mitigation Actions are neither “single-trigger” nor “double-trigger” benefits because the actions are neither contingent upon the occurrence of a change in control nor a subsequent termination of employment.
Executive Termination Scenarios

Lance K. Parker
Components	Change in Control w/Qualifying Termination	Termination w/o Cause(1)	Termination w/Cause	Voluntary Resignation	Death	Disability(2)	Retirement(3)
Cash Severance	$1,967,197	$731,300	---	---	---	---	---
Retirement Benefits(4)	$18,947	$18,947	$18,947	$18,947	$18,947	---	Not Yet Eligible
Health & Welfare Benefits	$59,150	$29,575	---	---	---	---	---
Outplacement Counseling	$10,000	$10,000	---	---	---	---	---
Long-Term Incentives(5)	$2,493,892	---	---	---	$541,924	$541,924	$541,924
Total	$4,549,186	$789,822	$18,947	$18,947	$560,871	$541,924	$541,924

Clayton K. Y. Chun
Components	Change in Control w/Qualifying Termination	Termination w/o Cause(1)	Termination w/Cause	Voluntary Resignation	Death	Disability(2)	Retirement(3)
Cash Severance	$1,026,951	$424,360	---	---	---	---	---
Retirement Benefits(4)	---	---	---	---	---	---	Not Yet Eligible
Health & Welfare Benefits	$45,833	$22,917	---	---	---	---	---
Outplacement Counseling	$10,000	$10,000	---	---	---	---	---
Long-Term Incentives(5)	$658,797	---	---	---	$63,385	$63,385	$63,385
Total	$1,741,581	$457,277	$—	$—	$63,385	$63,385	$63,385

Meredith J. Ching (6)
Components	Change in Control w/Qualifying Termination	Termination w/o Cause(1)	Termination w/Cause	Voluntary Resignation	Death	Disability(2)	Retirement(3)
Cash Severance	---	---	---	---	---	---	---
Retirement Benefits(4)	---	---	---	---	---	---	---
Health & Welfare Benefits	---	---	---	---	---	---	---
Outplacement Counseling	---	---	---	---	---	---	---
Long-Term Incentives(5)	---	---	---	---	$264,109	$264,109	$264,109
Total	$—	$—	$—	$—	$264,109	$264,109	$264,109

Derek T. Kanehira
Components	Change in Control w/Qualifying Termination	Termination w/o Cause(1)	Termination w/Cause	Voluntary Resignation	Death	Disability(2)	Retirement(3)
Cash Severance	$595,913	$262,517	---	---	---	---	---
Retirement Benefits(4)	---	---	---	---	---	---	---
Health & Welfare Benefits	$15,777	$7,889	---	---	---	---	---
Outplacement Counseling	$10,000	$10,000	---	---	---	---	---
Long-Term Incentives(5)	$378,577	---	---	---	$149,021	$149,021	$149,021
Total	$1,000,267	$280,405	$—	$—	$149,021	$149,021	$149,021

Scott G. Morita
Components	Change in Control w/Qualifying Termination	Termination w/o Cause(1)	Termination w/Cause	Voluntary Resignation	Death	Disability(2)	Retirement(3)
Cash Severance	$728,000	$325,000	---	---	---	---	---
Retirement Benefits(4)	---	---	---	---	---	---	---
Health & Welfare Benefits	$205	$103	---	---	---	---	---
Outplacement Counseling	$10,000	$10,000	---	---	---	---	---
Long-Term Incentives(5)	$278,752	---	---	---	$101,590	$101,590	$101,590
Total	$1,016,957	$335,103	$—	$—	$101,590	$101,590	$101,590

1.Assumes execution of an acceptable release agreement as provided by the Severance Plan.
2.If an NEO is disabled, the executive will continue to accrue credited vesting service as long as he/she is continuously receiving disability benefits under A&B’s sickness benefits plan or long-term disability benefit plan. Should the NEO stop receiving disability benefits, the accrual of credited vesting service will cease. Upon the later of attainment of age 65 or the date at which the executive is no longer eligible for disability benefits, the NEO will be entitled to receive a pension benefit based on years of credited benefit service and compensation prior to becoming disabled. Credited benefit service shall not include any periods of disability after December 31, 2011.
3.Normal retirement is at age 65. An executive with 5 years of service may retire at age 62 with unreduced traditional defined benefit pension benefits. Employees may elect early retirement after attaining age 55 and completing 5 years of service.
4.Retirement Benefits figures are incremental to the values shown in the Pension Benefits Table, which uses a different set of assumptions for timing of termination as described in the related narrative.
5.Includes the gain on accelerated stock options, if any, and the value of accelerated restricted stock and PSUs. The value of stock awards was determined based on the closing price of A&B common stock on December 31, 2025 of $20.64. Pro-rata vesting will apply upon death, disability and retirement.
6.Ms. Ching retired on December 31, 2025.
All amounts shown are lump-sum payments, unless otherwise noted. Assumptions used in the tables above are set forth in the Pension Benefits section, with the exception of non-qualified Change in Control benefits, which were calculated based on lump sum assumptions as of December 31, 2025 (2.48% (for the first 5 years), 3.12% (next 15 years) and 3.62% (years in excess of 20)).
The Excess Benefits Plan benefits are paid, upon termination, as a lump sum equal to the present value of the traditional defined benefit assumed to be paid on a life annuity basis plus the cash balance account. The lump sum conversion was based on interest rates (with 39% marginal tax rate adjustment) and mortality used in our financial disclosures and included in the Pension Benefits section.

CEO to Median Employee Pay Ratio Information
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
In determining the summary compensation table amount of pay for our CEO and the median employee, management employed the same methodology used for NEOs as set forth in the 2025 Summary Compensation Table, except that the Company’s contribution to employee health plans was also included. As illustrated below, using the Total Pay amounts, A&B’s 2025 CEO to median employee pay ratio is 25:1.
CEO to Median Pay Ratio

	Summary Compensation Table Amount	+	Company Contribution to Health Plans	=	Total Pay
CEO	$4,709,572		$22,340		$4,731,912
Median Employee	$167,374		$22,890		$190,264
As permitted by Item 402(u) of Regulation S-K, for fiscal year 2025 we used the same median employee for the pay ratio as was used for the pay ratio in the Proxy Statement for fiscal year 2023. Our workforce has remained stable since December 2023 and we determined that there are no changes to the employee population or compensation arrangements that would result in a significant change in the pay ratio disclosure.
The median employee was identified using the following steps:
1.We selected December 31, 2023, as the determination date and collected pay data for those employees who were employed by the Company on this date. We determined that, as of December 31, 2023, our employee population consisted of 104 full-time and part-time employees, with all of these individuals located in the United States.
2.To identify the "median employee," we selected a consistently applied compensation measure of base salary plus target bonus plus the grant date fair value of long-term incentives granted, as reflected in our payroll records through December 31, 2023. When determining the "median employee," we used annualized values of base salary for all employees who were employed for a partial year.
3.Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $163,333.
4.With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column (column (j)) of our 2025 Summary Compensation Table included in Part III, Item 11 plus the Company contribution to health plans.
The pay ratio is a reasonable estimate calculated based on rules and guidance provided by the SEC. The SEC rules allow for varying methodologies for companies to identify their median employee; and other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Consequently, the pay ratios reported by other companies are unlikely to be relevant or meaningful for purposes of comparison to our pay ratio as reported here.

Executive Compensation – Pay Versus Performance
As described in the CD&A beginning on page 99, our executive compensation programs aim to be competitive with our peers and aligned with our business strategy and corporate objectives. Our compensation philosophy emphasizes a pay for performance culture focused on the long-term interests of our shareholders. We believe that this alignment between executive compensation and shareholder interests will drive corporate performance over time. Additionally, the Company maintains strong governance and pay practices, including meaningful share ownership guidelines for directors and executive officers, clawback policies that apply to short-term cash awards and long-term equity awards, “double trigger” change in control benefits and performance of an annual compensation risk assessment by our Compensation Committee.
For purposes of the following executive compensation disclosures, the individuals listed below are referred to collectively as our "Named Executive Officers" for 2025.

•Lance K. Parker, President and Chief Executive Officer
•Clayton K. Y. Chun, Executive Vice President, Chief Financial Officer and Treasurer
•Meredith J. Ching, Executive Vice President, External Affairs
•Derek T. Kanehira, Senior Vice President, Human Resources
•Scott G. Morita, Senior Vice President and Corporate Counsel

Pay Versus Performance
(dollars in thousands, except as indicated)

	Current PEO		Former PEO		Average to Non-PEO Named Executive Officers		Value of Initial Fixed $100 Investment based on:
Year	Summary Comp. Table Total (2)	Comp. Actually Paid (1)	Summary Comp. Table Total (2)	Comp. Actually Paid (1)	Summary Comp. Table Total (2)	Comp. Actually Paid (1)	Total Shareholder Return (3)	Peer Group Total Shareholder Return (3)	Net Income (millions)	CRE Same- Store NOI Growth (4)
(a)	(b)	(c)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2025	$4,369.6	$7,409.7	N/A	N/A	$923.6	$1,249.6	$151.65	$182.07	$64.7	3.6%
2024	$4,336.6	$4,060.9	N/A	N/A	$937.5	$804.4	$101.19	$136.97	$60.5	2.9%
2023	$3,338.0	$2,944.2	$4,845.5	$3,003.7	$1,377.1	$1,227.5	$104.80	$117.03	$33.0	4.3%
2022	N/A	N/A	$4,244.9	$3,329.4	$1,314.9	$658.4	$98.33	$104.46	$-49.5	6.0%
2021	N/A	N/A	$4,136.6	$6,610.6	$1,462.3	$2,117.7	$126.12	$119.43	$35.8	17.3%

1.The following tables set forth the adjustments made to the Summary Compensation Table ("SCT") total compensation during each year represented in the PVP Table to arrive at compensation “actually paid” to our NEOs during each of the years specified in the PVP Table:

(dollars in thousands)
Adjustments to Determining Compensation "Actually Paid" for Current PEO - Lance K. Parker	2025	2024	2023	2022	2021
Deduction for Change in the Actuarial Present Values reported under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” Column of the SCT	$(6.1)	$(2.6)	$(3.2)	N/A	N/A
Deduction for Amounts Reported under the “Stock Awards” Column in the SCT	(2,426.8)	(2,282.7)	(1,684.8)	N/A	N/A
Increase for Fair Value of Awards Granted during year that Remain Unvested as of Year end	2,756.7	2,375.7	1,503.3	N/A	N/A
Increase for Fair Value of Awards Granted during year that Vest during year	851.2	-	(291.4)	N/A	N/A
Increase/deduction for Change in Fair Value from prior Year-end to current Year-end of Awards Granted Prior to year that were Outstanding and Unvested as of Year-end	173.7	(381.2)	-	N/A	N/A
Increase/deduction for Change in Fair Value from Prior Year-end to Vesting Date of Awards Granted Prior to year that Vested during year	1,575.8	(57.7)	22.3	N/A	N/A
Increase based on Dividends or Other Earnings Paid during year prior to Vesting Date of Award	115.6	72.8	60.0	N/A	N/A
Total Adjustments	$3,040.1	$(275.7)	$(393.8)	N/A	N/A

(dollars in thousands)
Adjustments to Determining Compensation "Actually Paid" for Former PEO - Christopher J. Benjamin	2025	2024	2023	2022	2021
Deduction for Change in the Actuarial Present Values reported under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” Column of the SCT	N/A	N/A	$(204.1)	$-	$-
Deduction for Amounts Reported under the “Stock Awards” Column in the SCT	N/A	N/A	(1,700.0)	(1,912.9)	(1,834.7)
Increase for Fair Value of Awards Granted during year that Remain Unvested as of Year end	N/A	N/A	1,700.0	1,602.4	3,044.6
Increase/deduction for Change in Fair Value from prior Year-end to current Year-end of Awards Granted Prior to year that were Outstanding and Unvested as of Year-end	N/A	N/A	(514.0)	(307.2)	466.9
Increase/deduction for Change in Fair Value from Prior Year-end to Vesting Date of Awards Granted Prior to year that Vested during year	N/A	N/A	55.4	(369.7)	735.3
Deduction of Fair Value of Awards Granted Prior to year that were Forfeited during year	N/A	N/A	(1,330.2)	-	-
Increase based on Dividends or Other Earnings Paid during year prior to Vesting Date of Award	N/A	N/A	151.1	71.9	61.9
Total Adjustments	N/A	N/A	$(1,841.8)	$(915.5)	$2,474.0

(dollars in thousands)
Adjustments to Determining Compensation "Actually Paid" for Non-PEO NEOs	2025	2024	2023	2022	2021
Deduction for Change in the Actuarial Present Values reported under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” Column of the SCT	$-	$(1.5)	$-	$-	$(2.6)
Deduction for Amounts Reported under the “Stock Awards” Column in the SCT	(296.8)	(307.6)	(415.8)	(462.7)	(512.6)
Increase for Fair Value of Awards Granted during year that Remain Unvested as of Year end	206.8	319.8	360.8	255.4	850.7
Increase for Fair Value of Awards Granted during year that Vest during year	183.2	-	-	-	-
Increase/deduction for Change in Fair Value from prior Year-end to current Year-end of Awards Granted Prior to year that were Outstanding and Unvested as of Year-end	102.9	(47.8)	(45.0)	(52.8)	129.5
Increase/deduction for Change in Fair Value from Prior Year-end to Vesting Date of Awards Granted Prior to year that Vested during year	121.2	(13.6)	6.8	(53.6)	173.4
Deduction of Fair Value of Awards Granted Prior to year that were Forfeited during year	(12.3)	(94.5)	(73.1)	(358.7)	-
Increase based on Dividends or Other Earnings Paid during year prior to Vesting Date of Award	21.0	12.1	16.7	15.9	17.0
Total Adjustments	$326.0	$(133.1)	$(149.6)	$(656.5)	$655.4

2.For fiscal years 2021 through 2022, Christopher J. Benjamin is included as the PEO. For fiscal year 2023, Lance K. Parker and Christopher J. Benjamin are included as the Current PEO and Former PEO, respectively. For fiscal years 2024 through 2025, Lance K. Parker is included as the PEO. For fiscal year 2021, Lance K. Parker, Meredith J. Ching, Brett A. Brown and Nelson N. S. Chun are included as other NEOs. For fiscal year 2022, Clayton K. Y. Chun, Lance K. Parker, Meredith J. Ching, Jerrod M. Schreck and Brett A. Brown are included as other NEOs. For fiscal year 2023, Clayton K. Y. Chun, Jeffrey W. Pauker, Meredith J. Ching and Jerrod M. Schreck are included as other NEOs. For fiscal year 2024, Clayton K. Y. Chun, Meredith J. Ching, Derek T. Kanehira, Scott G. Morita and Jeffrey W. Pauker are included as other NEOs. For fiscal year 2025, Clayton K. Y. Chun, Meredith J. Ching, Derek T. Kanehira, and Scott G. Morita are included as other NEOs.
3.TSR is determined based on an initial fixed investment of $100 on December 31, 2019. The peer group TSR is represented by the FTSE Nareit Equity Shopping Centers index.
4.CRE Same-Store NOI Growth is a non-GAAP measure defined as Commercial Real Estate contractually-based operating revenue that is realizable (i.e., assuming collectability is deemed probable) less the direct property-related operating expenses paid or payable in cash. The calculation of NOI excludes the impact of depreciation and amortization (e.g., depreciation related to capitalized costs for improved properties, other capital expenditures for building/area improvements and tenant space improvements, as well as amortization of leasing commissions); straight-line lease adjustments (including amortization of lease incentives); amortization of favorable/unfavorable lease assets/liabilities; lease termination income; interest and other income (expense), net; selling, general, administrative and other expenses (not directly associated with the property); and impairment of commercial real estate assets. Refer to the Use of Non-GAAP Financial Measures section in Part III, Item 11 for additional information.

The PVP table shows the relationship between Compensation Actually Paid and our performance as measured by TSR (both on an absolute basis and in relation to the FTSE Nareit Equity Shopping Centers index), Net Income and CRE Same-Store NOI Growth. The following charts describe the link between performance of each of these metrics and compensation actually paid for the years ending in 2021 through 2025.

Most Important Company Performance Measures for Determining NEO Compensation
CRE Same-Store NOI Growth
FFO per Diluted Share related to CRE and Corporate
FFO per Diluted Share
Relative Total Shareholder Return
Net Debt to Trailing Twelve Months Consolidated Adjusted EBITDA
Use of Non-GAAP Financial Measures

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
The Company also reports NOI on a Same-Store basis, which includes the results of properties that were owned, operated, and stabilized for the entirety of the prior calendar year and current reporting period, year-to-date. The Same-Store pool excludes properties under development, and properties acquired or sold during either of the comparable reporting periods. The Same-Store pool may also exclude properties that are fully or partially taken out of service for the purpose of redevelopment or repositioning. Management judgment is involved in the classification of properties for exclusion from the same-store pool when they are no longer considered stabilized due to redevelopment or other factors. Properties are moved into the Same-Store pool after one full calendar year of stabilized operation.
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
A reconciliation of Commercial Real Estate operating profit to NOI, Same-Store NOI and Non-Same Store NOI follows:

	Year Ended
(In thousands)	2025	2024
Commercial Real Estate Operating Profit	$90,929	$89,411
Adjustments:
Depreciation and amortization	38,133	36,093
Straight-line lease adjustments	(757)	(2,736)
Favorable/(unfavorable) lease amortization	(355)	(371)
Sales-type lease adjustments	(656)	—
Termination fees and other	(654)	(347)
Interest and other income (expense), net	(95)	(184)
Impairment of assets	—	256
Selling, general and administrative	5,984	5,356
NOI	$132,529	$127,478
Less: NOI from acquisitions, dispositions and other adjustments	(3,346)	(2,771)
Same-store NOI	$129,183	$124,707
Same-store NOI Growth	3.6%
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

FFO per diluted share:

(In thousands, except per share amounts)	2025
Net Income (Loss) available to A&B common shareholders	$64,674
Adjustments:
Depreciation and amortization of commercial real estate properties	38,120
Gain on the disposal of commercial real estate properties, net	(7,454)
(Income) loss from discontinued operations, net of income taxes	(89)
FFO	$95,251

Weighted average diluted shares outstanding	73,047
FFO per diluted share	$1.30

FFO per diluted share related to CRE and Corporate:

(In thousands, except per share amounts)	2025
Net Income (Loss) available to A&B common shareholders	$64.7
Adjustments:
Depreciation and amortization of commercial real estate properties	38.1
Gain on the disposal of commercial real estate properties, net	(7.5)
(Income) loss from discontinued operations, net of income taxes	(0.1)
Land Operations Segment Operating Profit	(17.8)
FFO related to CRE and Corporate	$77.4

Weighted average diluted shares outstanding	73.0
FFO per diluted share related to CRE and Corporate	$1.06

Net Debt is calculated by adjusting the Company's total debt to its notional amount (by excluding unamortized premium, discount and capitalized loan fees) and by subtracting cash and cash equivalents recorded in the Company's consolidated balance sheets.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is calculated on a consolidated basis ("Consolidated EBITDA") by adjusting the Company’s consolidated net income (loss) to exclude the impact of interest expense, income taxes and depreciation and amortization. Consolidated Adjusted EBITDA is calculated by adjusting Consolidated EBITDA for items identified as non-recurring, infrequent or unusual that are not expected to recur in the Company’s core business.

Net Debt to Trailing Twelve Months ("TTM") Consolidated Adjusted EBITDA:

Year to Date
(In thousands)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022	2023	2023	2023	2023
Total debt	N/A	N/A	N/A	N/A	$479,250	$506,939	$507,614	$463,964
Net unamortized deferred financing cost / discount (premium)	N/A	N/A	N/A	N/A	201	187	172	149
Cash and cash equivalents	N/A	N/A	N/A	N/A	(10,729)	(8,150)	(11,841)	(13,517)
Net debt	N/A	N/A	N/A	N/A	$468,722	$498,976	$495,945	$450,596

Net Income (Loss)	$11,068	$15,365	$22,243	$(49,581)	$5,308	$20,302	$36,201	$32,963
Adjustments:
Depreciation and amortization	9,871	19,682	28,870	38,022	9,181	18,334	27,572	36,791
Interest expense	5,713	11,331	16,796	22,254	5,041	10,898	16,975	22,963
Income tax expense (benefit)	—	(18,131)	(18,136)	(18,252)	5	7	7	35
Depreciation and amortization related to discontinued operations	1,479	2,978	4,270	5,764	—	—	—	—
Interest expense related to discontinued operations	13	30	101	263	196	391	484	496
Consolidated EBITDA	28,144	31,255	54,144	(1,530)	19,731	49,932	81,239	93,248
Asset impairments	—	—	—	5,083	—	—	649	4,768
Pension termination	3,188	76,907	76,907	76,907	—	—	—	—
(Gain) loss on fair value adjustments related to interest rate swaps	—	—	—	—	—	—	—	2,718
(Income) loss from discontinued operations, net of income taxes and excluding depreciation, amortization and interest expense	(2,855)	(3,434)	(5,684)	80,617	4,002	(399)	(4,386)	7,351
Consolidated Adjusted EBITDA	28,477	104,728	125,367	161,077	23,733	49,533	77,502	108,085

Year to Date
(In thousands)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2024	2024	2024	2024	2025	2025	2025	2025
Total debt	$457,574	$469,804	$472,179	$474,837	$452,843	$450,297	$475,231	$491,585
Net unamortized deferred financing cost / discount (premium)	142	306	329	347	327	312	296	2,367
Cash and cash equivalents	(15,683)	(29,523)	(17,919)	(33,436)	(16,855)	(8,579)	(17,294)	(11,303)
Net debt	$442,033	$440,587	$454,589	$441,748	$436,315	$442,030	$458,233	$482,649

Net Income (Loss)	$19,982	$29,090	$48,094	$60,537	$21,433	$46,561	$60,898	$64,674
Adjustments:
Depreciation and amortization	9,034	17,979	26,979	36,312	9,207	19,268	28,912	38,338
Interest expense	5,510	11,439	17,119	23,169	5,802	11,658	17,617	23,801
Income tax expense (benefit)	—	99	174	174	(39)	(99)	(24)	(69)
Consolidated EBITDA	$34,526	$58,607	$92,366	$120,192	$36,403	$77,388	$107,403	$126,744
Asset impairments	—	—	—	256	—	—	406	406
(Gain) loss on commercial real estate transactions	—	—	—	—	(4,103)	(4,103)	(6,659)	(7,454)
(Gain) loss on fair value adjustments related to interest rate swaps	(3,675)	(3,675)	(3,675)	(3,675)	—	—	—	—
Non-recurring financing and Merger transaction-related charges	2,350	2,350	2,350	2,350	—	—	—	7,101
(Income) loss from discontinued operations, net of income taxes and excluding depreciation, amortization and interest expense	256	2,881	3,181	3,466	(139)	(116)	(77)	(89)
Consolidated Adjusted EBITDA	$33,457	$60,163	$94,222	$122,589	$32,161	$73,169	$101,073	$126,708

(In thousands, except Net Debt to TTM Consolidated Adjusted EBITDA)	TTM Consolidated Adjusted EBITDA	Quarter End Net Debt	Net Debt to TTM Consolidated Adjusted EBITDA	Twelve Quarter Average Net Debt to TTM Consolidated Adjusted EBITDA

December 31, 2022	$161,077
Less: March 31, 2022	28,477
Add: March 31, 2023	23,733
TTM March 31, 2023	$156,333	$468,722	3.0

December 31, 2022	$161,077
Less: June 30, 2022	104,728
Add: June 30, 2023	49,533
TTM June 30, 2023	$105,882	$498,976	4.7

December 31, 2022	$161,077
Less: September 30, 2022	125,367
Add: September 30, 2023	77,502
TTM September 30, 2023	$113,212	$495,945	4.4

December 31, 2023	$108,085	$450,596	4.2

December 31, 2023	$108,085
Less: March 31, 2023	23,733
Add: March 31, 2024	33,457
TTM March 31, 2024	$117,809	$442,033	3.8

December 31, 2023	$108,085
Less: June 30, 2023	49,533
Add: June 30, 2024	60,163
TTM June 30, 2024	$118,715	$440,587	3.7

December 31, 2023	$108,085
Less: September 30, 2023	77,502
Add: September 30, 2024	94,222
TTM September 30, 2024	$124,805	$454,589	3.6

December 31, 2024	$122,589	$441,748	3.6

December 31, 2024	$122,589
Less: March 31, 2024	33,457
Add: March 31, 2025	32,161
TTM March 31, 2025	$121,293	$436,315	3.6

December 31, 2024	$122,589
Less: June 30, 2024	60,163
Add: June 30, 2025	73,169
TTM June 30, 2025	$135,595	$442,030	3.3

December 31, 2024	$122,589
Less: September 30, 2024	94,222
Add: September 30, 2025	101,073
TTM September 30, 2025	$129,440	$458,233	3.5

December 31, 2025	$126,708	$482,649	3.8	3.8

Compensation of Directors: The following table summarizes the compensation earned by or paid to our directors (other than Mr. Parker, A&B's CEO, whose compensation is included in the Summary Compensation Table and who received no compensation for serving on the Board) for services as a member of our Board of Directors for the period from January 1, 2025 through December 31, 2025.

2025 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Shelee M. T. Kimura	73,750	110,003	N/A	N/A	N/A	0		183,753
Diana M. Laing	103,750	110,003	N/A	N/A	N/A	0		213,753
John T. Leong	76,250	110,003	N/A	N/A	N/A	2,000	(3)	188,253
Thomas A. Lewis, Jr. (4)	21,731	N/A	N/A	N/A	N/A	0		21,731
Douglas M. Pasquale (5)	122,750	110,003	N/A	N/A	N/A	2,000	(3)	234,753
Eric K. Yeaman (6)	138,173	160,009	N/A	N/A	N/A	0		298,182
1.Represents the aggregate grant-date fair value of the annual automatic grant of Restricted Stock Unit (“RSU”) awards made in 2025. For a discussion of the assumptions underlying the valuation of equity awards, see Note 14 of the Company’s consolidated financial statements, included in the Company’s 2025 Annual Report on Form 10-K. At the end of 2025, Ms. Kimura, Ms. Laing, Mr. Leong and Mr. Pasquale each held 6,540 RSUs and Mr. Yeaman held 9,513 RSUs.
2.No director holds any outstanding stock options and no stock options have been granted to directors by A&B or by A&B Predecessor since 2007.
3.Represents charitable contributions under the matching gifts program described in the Matching Gift Program section below.
4.Mr. Lewis retired from the Board of Directors at the end of his term on April 22, 2025.
5.Includes compensation paid to Mr. Pasquale for his service as Lead Independent Director.
6.Includes compensation paid to Mr. Yeaman for his service as non-executive Chairman of the Board.

Our Board of Directors approved the following non-employee director compensation schedule of annual fees in 2025, which was developed with the assistance of WTW. The compensation program was unchanged from 2024.

Pay Elements		Amount
Board Cash Retainer		$60,000
Chairman of the Board Cash Retainer		$100,000
Lead Director Cash Retainer		$85,000
Committee Member Cash Retainers (in addition to Board Cash Retainer)	•Audit	$12,500
	•Compensation	$10,000
	•Nominating and Corporate Governance	$7,500
Committee Chair Cash Retainers (in addition to Committee Member Cash Retainer)	•Audit	$14,000
	•Compensation	$10,000
	•Nominating and Corporate Governance	$7,500
Equity Award		$110,000
Chairman of the Board Equity Award		$160,000
Directors are provided an additional per meeting fee of $750 if the number of board or committee meetings they attend exceeds an annual predefined number, which is currently set at:

•Board – 7 meetings
•Audit – 6 meetings
•Compensation – 5 meetings
•Nominating and Corporate Governance – 4 meetings
Under the terms of A&B's 2022 Omnibus Incentive Plan (our "2022 Plan"), an annual grant of RSUs is made to each director at each Annual Meeting of Shareholders. A prorated grant is made upon appointment as a director at any time between Annual Meetings. Awards vest in their entirety on the earlier of their one-year grant date anniversary or immediately prior to the first regular annual meeting of stockholders that occurs in the year following the year of the award date. Accelerated vesting occurs upon cessation of service by reason of death, permanent disability or retirement during the vesting period. Directors who are management employees of A&B or its subsidiaries do not receive compensation for serving as directors.
Director Business Travel Accident Coverage: Non-employee directors have coverage of $250,000 for themselves and $50,000 for their accompanying spouse while traveling on A&B business.
Matching Gift Program: Directors may participate in A&B’s matching gifts program for employees, in which A&B matches contributions to any non-profit organization serving Hawaii communities or any educational institution in the United States up to an aggregate maximum of $2,000 annually.
Director Share Ownership Guidelines: The Board has adopted guidelines that encourage each non-employee director to own A&B common stock (including RSUs) with a value of $300,000 for a Board member and $500,000 for the Chairman of the Board, which is five times the current annual board retainer of $60,000 and $100,000 for the Chairman, within five years of becoming a director. All current directors have met or are on track to meet the established guidelines within the required timeframe.
Communications with Directors: Shareholders and other interested parties may contact any of the directors by mailing correspondence “c/o A&B Law Department” to A&B’s headquarters at 822 Bishop Street, Honolulu, Hawaii 96813. The Law Department will forward such correspondence to the appropriate director(s). However, the Law Department reserves the right not to forward any offensive or otherwise inappropriate materials.
In addition, A&B’s directors are encouraged to attend the Annual Meeting of Shareholders. All of our directors attended our 2025 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Shareholders' Security Ownership
The following table lists the names and addresses of the only shareholders known by A&B on February 12, 2026 to have owned beneficially more than five percent of A&B’s common stock outstanding, the number of shares they beneficially own, and the percentage of outstanding shares such ownership represents, based upon the most recent reports filed with the SEC. Except as indicated in the footnotes, such shareholders have sole voting and dispositive power over shares they beneficially own.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	12,707,692	[1]	17.4%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	11,653,433	[2]	16.0%
State Street Corporation One Lincoln Street Boston, MA 02111	4,200,166	[3]	5.8%
1As reported in Amendment No. 3 to Schedule 13G dated March 31, 2025 (the "BlackRock 13G") filed with the SEC. According to the BlackRock 13G, as of March 31, 2025, BlackRock, Inc. has no shared voting or shared dispositive power over any shares, and has sole voting power over 12,465,123 shares and sole dispositive power over 12,707,692 shares.
2As reported in Amendment No. 13 to Schedule 13G dated February 13, 2024 (the "Vanguard 13G") filed with the SEC. According to the Vanguard 13G, as of December 31, 2023, The Vanguard Group has no sole voting power over any shares and sole dispositive power over 11,471,270 shares, has shared voting power over 105,729 shares and has shared dispositive power over 182,163 shares.
3As reported in Amended Schedule 13G filed January 30, 2024 (the "State Street 13G") with the SEC. According to the State Street 13G, as of December 31, 2023, State Street Corporation has no sole voting or sole dispositive power over any shares, and has shared voting power over 3,285,035 shares and shared dispositive power over 4,193,066 shares.
Security Ownership of Directors and Executive Officers
The following table shows the number of shares of A&B common stock beneficially owned as of February 12, 2026 by each director and nominee, by each executive officer named in the “Summary Compensation Table” below, and by directors and executive officers as a group and, if at least one-tenth of one percent, the percentage of outstanding shares such ownership represents. Except as indicated in the footnotes, directors, nominees and executive officers have sole voting and dispositive power over shares they beneficially own.

Name or Number in Group	Number of Shares Beneficially Owned [1,2,3]	Percent of Class
Shelee M.T. Kimura	11,159	—%
Diana M. Laing	32,572	—%
John T. Leong	26,262	—%
Douglas M. Pasquale	107,797	0.1%
Eric K. Yeaman	72,014	0.1%
Lance K. Parker	235,910	0.3%
Clayton K.Y. Chun	85,656	0.1%
Meredith J. Ching	139,648	0.2%
Derek T. Kanehira	16,652	—%
Scott G. Morita	5,756	—%
11 Directors and Executive Officers as a Group	739,540	1.0%
1Amounts include 213 shares held by the spouse of Ms. Ching.
2Amounts include shares as to which certain persons have (i) shared voting and dispositive power, as follows: Mr. Pasquale –107,797 shares, Ms. Ching – 3,976 shares, and directors, nominees and executive officers as a group – 111,773 shares and (ii) sole voting power only: Ms. Ching – 826 shares, Mr. Parker – 637 shares, Mr. Kanehira - 95 shares, and directors and executive officers as a group – 1,558 shares.
3Amounts do not include 171,553 RSUs or Performance Share Units (“PSUs”) that have been granted to the directors and executive officers as a group that may not be acquired prior to February 27, 2026. No director or executive officer holds any outstanding stock options and no stock options have been granted by A&B or by A&B Predecessor since 2012.

Securities Authorized for Issuance Under Equity Compensation Plans
Securities authorized for issuance under equity compensation plans at December 31, 2025, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)[1]
Equity compensation plans approved by security holders	—	$0.00	2,511,726
1 Under the 2022 Incentive Compensation Plan, 2,511,726 shares may be issued either as restricted stock grants, restricted stock unit grants, or stock option grants.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence: The Board has reviewed each of its current directors and nominees and has determined that Ms. Kimura, Ms. Laing, Mr. Leong, Mr. Pasquale and Mr. Yeaman are independent under New York Stock Exchange (“NYSE”) rules. The Board also previously determined that Thomas A. Lewis, Jr., who served as a director until April 22, 2025, satisfied the independence requirements of the NYSE listing standards.

Certain Relationships and Transactions A&B has adopted a written policy under which the Audit Committee must pre-approve all related person transactions that are disclosable under Item 404(a) of SEC Regulation S-K. Prior to entering into a transaction with A&B, directors and executive officers (and their family members) must make full disclosure of all facts and circumstances to the Law Department. The Law Department then determines whether such transaction requires the approval of the Audit Committee. The Audit Committee considers all of the relevant facts available, including (if applicable) but not limited to: the benefits to the Company; the impact on a director’s or executive’s independence, including with respect to an immediate family member of a director or executive or an entity in which a director or executive is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The Audit Committee will approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders. If a related person transaction involves a member of the Audit Committee, that member recuses himself or herself from the process of review and approval.
The Audit Committee has established written procedures to address situations when approvals need to be sought between meetings. Whenever possible, proposed related person transactions will be included as an agenda item at the next scheduled Audit Committee meeting for review and approval. However, if it appears that a proposed related person transaction will occur prior to the next scheduled Audit Committee meeting, approval will be sought from Audit Committee members between meetings. Approval by a majority of the Committee members will be sufficient to approve the related person transaction. If a related person transaction is approved in this manner, the action will be reported at the next Audit Committee meeting.
There have been no related person transactions since the beginning of fiscal year 2025 that were required to be reported under SEC rules.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of the Board of Directors is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The Audit Committee also conducts an annual evaluation of the independent registered public accounting firm.
In compliance with the Sarbanes-Oxley Act of 2002 and applicable SEC rules, the Audit Committee has adopted policies and procedures for Audit Committee approval of audit and non-audit services. Under such policies and procedures, the Audit Committee pre-approves or has delegated to the Chairman of the Audit Committee authority to pre-approve all audit and non-prohibited, non-audit services performed by the independent registered public accounting firm in order to assure that such services do not impair the auditor’s independence. Any additional proposed services or costs exceeding pre-approved cost levels require additional pre-approval as described above. The Audit Committee may delegate pre-approval authority to one or more of its members for services not to exceed a specific dollar amount per engagement. Requests for pre-approval include a description of the services to be performed, the fees to be charged and the expected dates that the services will be performed. All services provided by Deloitte & Touche LLP during 2025 were pre-approved in accordance with these policies.
For the years ended December 31, 2025 and 2024, professional services were performed by Deloitte & Touche LLP (including affiliates) for A&B as follows:
Audit Fees. The aggregate fees billed for the audit of the Company’s annual consolidated financial statements, including Sarbanes-Oxley Section 404 attestation-related work, for the fiscal years ended December 31, 2025 and 2024, the reviews of the interim financial statements included in the Company’s Quarterly Reports on Form 10-Q and consents for SEC registration statements were approximately $1,315,000 and $1,239,200, respectively.
Audit-Related Fees. The aggregate fees billed for Audit-Related services, including comfort letters, for the fiscal years ended December 31, 2025 and 2024 were approximately $123,750 and $150,000, respectively.
Tax Fees. The aggregate fees billed for professional tax services for fiscal years ended December 31, 2025 and 2024 were approximately $0.
All Other Fees. The aggregate fees billed for other services for fiscal years ended December 31, 2025 and 2024 were approximately $0.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The financial statements are set forth in Item 8 of Part II above.

Financial Statement Schedules

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Alexander & Baldwin, Inc.
December 31, 2025

(in millions)		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction	Date Acquired/ Completed
Commercial Real Estate Segment
Retail :
Pearl Highlands Center (HI)	$2.0	$43.4	$96.2	$39.7	$—	$43.6	$135.7	$179.3	$(42.6)	1992-1994	2013
Kailua Retail Other (HI)	0.4	89.6	73.9	26.0	—	93.1	96.4	189.5	(35.1)	Various	2013
Laulani Village (HI)	—	43.4	64.3	3.9	—	43.5	68.1	111.6	(15.8)	2012	2018
Waianae Mall (HI)	0.8	17.4	10.1	12.5	—	18.2	21.8	40.0	(8.3)	1975	2013
Manoa Marketplace (HI)	49.0	43.3	35.9	24.9	—	45.6	58.5	104.1	(13.9)	1977	2016
Queens' Marketplace (HI)	—	20.4	58.9	8.6	—	20.7	67.2	87.9	(11.8)	2007	2019
Kaneohe Bay Shopping Ctr. (HI)	—	—	13.4	5.6	—	1.7	17.3	19.0	(10.7)	1971	2001
Hokulei Street (HI)	—	16.9	36.5	3.3	—	17.0	39.7	56.7	(9.9)	2015	2018
Puunene Shopping Center (HI)	—	24.8	28.6	9.9	—	26.1	37.2	63.3	(11.8)	2017	2018
Waipio Shopping Center (HI)	—	24.0	7.6	4.3	—	24.5	11.4	35.9	(4.3)	1986, 2004	2009
Aikahi Park Shopping Center (HI)	—	23.5	6.7	21.7	—	26.1	25.8	51.9	(9.5)	1971	2015
Lanihau Marketplace (HI)	—	9.4	13.2	4.8	—	11.3	16.1	27.4	(7.2)	1987	2010
The Shops at Kukui'ula (HI)	—	8.9	30.1	11.3	—	10.8	39.5	50.3	(13.4)	2009	2013
Ho'okele (HI)	—	—	—	31.5	—	13.5	18.0	31.5	(6.1)	2017	2019
Kunia Shopping Center (HI)	—	2.7	10.6	3.4	—	3.0	13.7	16.7	(7.4)	2004	2002
Kahului Shopping Center (HI)	—	—	—	3.4	—	0.6	2.8	3.4	(2.2)	1951	1951
Lau Hala Shops (HI)	—	—	—	41.8	—	15.3	26.5	41.8	(8.3)	2018	2018
Napili Plaza (HI)	—	9.4	8.0	3.7	—	10.0	11.1	21.1	(4.1)	1991	2003, 2013
Gateway at Mililani Mauka (HI)	—	7.3	4.7	7.2	—	7.8	11.4	19.2	(4.1)	2008, 2013	2011
Port Allen Marina Ctr. (HI)	—	—	3.4	1.2	—	—	4.6	4.6	(2.9)	2002	1971
The Collection (HI)	—	0.4	2.2	0.9	—	0.4	3.1	3.5	(0.9)	2017	2018
22 Hana Highway	—	—	0.8	—	—	—	0.8	0.8	—	1999	2025

Industrial :
Komohana Industrial Park (HI)	—	25.2	10.1	13.8	—	25.4	23.7	49.1	(5.2)	1990	2010
Kaka`ako Commerce Center (HI)	1.5	8.5	10.3	4.6	—	8.5	14.9	23.4	(3.4)	1969	2014
Waipio Industrial (HI)	—	19.6	7.7	1.9	—	19.8	9.4	29.2	(4.0)	1988-1989	2009
Opule Industrial (HI)	—	10.9	27.1	0.1	—	10.9	27.2	38.1	(5.0)	2005-2006, 2018	2018
P&L Warehouse (HI)	—	—	—	1.8	—	0.1	1.7	1.8	(1.1)	1970	1970
Kapolei Enterprise Center (HI)	—	7.9	16.8	0.7	—	7.9	17.5	25.4	(3.8)	2019	2019
Honokohau Industrial (HI)	—	5.0	4.8	0.2	—	5.0	5.0	10.0	(1.2)	Various	2017
Waihona Industrial (HI)	—	9.0	20.7	—	—	9.0	20.7	29.7	(1.1)	1981, 1988	2024
Kailua Industrial / Other (HI)	—	10.5	2.0	1.3	—	10.6	3.2	13.8	(1.1)	Various	2013
Port Allen (HI)	—	—	0.7	2.7	—	0.1	3.3	3.4	(2.5)	1983, 1993	1983-1993
Harbor Industrial (HI)	—	0.1	—	1.4	—	0.1	1.4	1.5	(1.2)	1930	2018
Kaomi Loop (HI)	—	3.3	5.8	—	—	3.3	5.8	9.1	(0.4)	2005	2023
Kahai Street Industrial (HI)	—	4.4	2.0	(0.1)	—	4.4	1.9	6.3	(0.2)	1973	2021
Maui Lani Industrial (HI)	—	0.2	0.3	—	—	0.2	0.3	0.5	—	2010	2011-2014

Office :
Kahului Office Building (HI)	—	1.0	0.4	8.6	—	1.2	8.8	10.0	(7.9)	1974	1989
Gateway at Mililani Mauka South (HI)	—	7.0	3.5	8.0	—	7.5	11.0	18.5	(3.7)	1992, 2006	2012
Kahului Office Center (HI)	—	—	—	5.0	—	0.1	4.9	5.0	(4.3)	1991	1991
Lono Center (HI)	—	—	1.4	1.6	—	—	3.0	3.0	(2.1)	1973	1991

Other :
Oahu Ground Leases (HI)	—	231.0	—	1.9	—	231.3	1.6	232.9	(0.1)	—	—
Other miscellaneous investments	—	2.0	0.1	14.1	—	2.0	14.2	16.2	(2.8)	—	—
Total	$53.7	$730.4	$618.8	$337.2	$—	$780.2	$906.2	$1,686.4	$(281.4)

Description (amounts in millions)	Encumbrances (1)	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total (2)	Accumulated Depreciation (3)
Land Operations Segment
Maui Business Park	$—	$—	$—	$10.4	$—	$—	$10.4	$10.4	$—
Wailea	—	24.5	—	9.5	(3.1)	21.9	9.0	30.9	—
Other non-core landholdings	—	5.9	—	0.6	(5.2)	1.2	0.3	1.5	(0.1)
Total	$—	$30.4	$—	$20.5	$(8.3)	$23.1	$19.7	$42.8	$(0.1)

(1)    See Note 8 – Notes Payable and Other Debt to the consolidated financial statements.
(2)    The aggregate tax basis, at December 31, 2025, for the Commercial Real Estate segment and Land Operations segment assets was approximately $732.4 million.
(3)    Depreciation is computed based upon the following estimated useful lives:
    Building and improvements:    10 – 40 years
    Leasehold improvements:    lesser of useful life or lease term
    Other property improvements:    3 – 35 years

Reconciliation of Real Estate (in thousands)	2025	2024	2023
Balance at beginning of year	$1,717,302	$1,667,123	$1,658,791
Additions and improvements	41,672	70,609	32,953
Dispositions, retirements and other adjustments	(29,789)	(20,174)	(19,853)
Impairment of assets	—	(256)	(4,768)
Balance at end of year	$1,729,185	$1,717,302	$1,667,123

Reconciliation of Accumulated Depreciation (in thousands)	2025	2024	2023
Balance at beginning of year	$255,641	$227,282	$202,264
Depreciation expense	31,908	29,715	28,847
Dispositions, retirements and other adjustments	(6,039)	(1,356)	(3,829)
Balance at end of year	$281,510	$255,641	$227,282

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
2.b. Agreement and Plan of Merger, dated as of December 8, 2025, by and among Alexander & Baldwin, Inc., Tropic Purchase LLC, and Tropic Merger Sub LLC (Exhibit 2.1 to Form 8-K, dated December 8, 2025).
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

(iv) First Amendment to the Fourth Amended and Restated Credit Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin Investments, LLC, Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Bank of America N.A., First Hawaiian Bank, KeyBank National Association, Wells Fargo Bank, National Association, and other lenders party thereto, dated November 3, 2025 (Exhibit 10.1 to Form 8-K, dated November 6, 2025).

(v)  Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated December 10, 2015 (Exhibit 10.a.(xx) to Form 10-K for the year ended December 31, 2015).

(vi)  Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated September 15, 2017 (Exhibit 10.2 to Form 8-K, dated September 19, 2017)
(vii)  Joinder Agreement, by Alexander & Baldwin, Inc. (formerly Alexander & Baldwin REIT Holdings, Inc.), dated November 8, 2017, to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated December 10, 2015, as amended, between Alexander & Baldwin, LLC, Alexander & Baldwin, Inc., and the other Guarantors party thereto, on the one hand, and the Purchasers party thereto, on the other hand (Exhibit 10.a.(xvii) to Form 10-K for the year ended December 31, 2017).
(viii)  Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement, by and among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, Alexander & Baldwin, LLC, Series M, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated January 8, 2018 (Exhibit 10.a.(xviii) to Form 10‑K for the year ended December 31, 2017).
(ix)  Series J Senior Notes (No. J-1 through No. J-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xix) to Form 10-Q for the quarter ended March 31, 2018).
(x)  Series K Senior Notes (No. K-1 through No. K-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xx) to Form 10-Q for the quarter ended March 31, 2018).
(xi)  Series L Senior Notes (No. L-1 through No. L-8) by Alexander & Baldwin, LLC, Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and Alexander & Baldwin, LLC, Series M in favor of The Prudential Insurance Company of America, dated April 18, 2018 (Exhibit 10.a.(xxi) to Form 10-Q for the quarter ended March 31, 2018).
(xii) Third Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, Prudential Investment Management, Inc., and certain affiliates of Prudential Investment Management, Inc., dated August 31, 2021 (Exhibit 10.2 to Form 8-K, dated August 31, 2021).

(xiii) Third Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, PGIM, Inc., and certain affiliates of PGIM, Inc., dated April 15, 2024 (Exhibit 10.a.(xvii) to Form 10-Q for the quarter ended March 31, 2024).
(xiv) First Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, PGIM, Inc., and certain affiliates of PGIM, Inc., dated December 17, 2024 (Exhibit 10.a.(xiii) to Form 10-K for the year ended December 31, 2024).
(xv) Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated December 20, 2017 (Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2021).
(xvi) First Amendment to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated March 5, 2018 (Exhibit 10.a.(xxviii) to Form 10-K for the year ended December 31, 2021).
(xvii) Second Amendment to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Alexander & Baldwin, LLC, AIG Asset Management (U.S.), LLC, and certain affiliates of AIG Asset Management (U.S.), LLC, dated August 31, 2021 (Exhibit 10.3 to Form 8-K, dated August 31, 2021).

(xviii)  Loan Assumption and Amendment to Loan Documents, among PHSC Holdings, LLC, ABP Pearl Highlands LLC, Pearl Highlands LLC, and The Northwestern Mutual Life Insurance Company, dated September 17, 2013 (Exhibit 10.a.(xxii) to Form 10-Q for the quarter ended September 30, 2013).

(xix)  Promissory Note between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.1 to Form 8-K, dated December 1, 2014).
(xx)  Mortgage and Security Agreement between ABP Pearl Highlands LLC and The Northwestern Mutual Life Insurance Company, dated November 20, 2014 (Exhibit 10.2 to Form 8-K, dated December 1, 2014).
(xxi)  Promissory Note by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended September 30, 2016).
(xxii)  Mortgage, Security Agreement and Fixture Filing by ABL Manoa Marketplace LF LLC, A&B Manoa LLC, ABL Manoa Marketplace LH LLC, and ABP Manoa Marketplace LH LLC to First Hawaiian Bank, dated August 1, 2016 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended September 30, 2016).
(xxiii)  Limited Liability Company Agreement of Alexander & Baldwin Investments, LLC, dated as of November 8, 2017 (Exhibit 10.1 to Form 8-K, dated November 8, 2017).
(xxiv)  Promissory Note by TRC Laulani Village, LLC in favor of The Northwestern Mutual Life Insurance Company, dated April 10, 2014 (Exhibit 10.a.(xxxiv) to Form 10-Q for the quarter ended March 31, 2018).
(xxv)  Loan Assumption and Amendment to Loan Documents, among TRC Laulani Village, LLC, ABP E1 LLC, ABP ER1 LLC, and The Northwestern Mutual Life Insurance Company, dated February 23, 2018 (Exhibit 10.a.(xxxv) to Form 10-Q for the quarter ended March 31, 2018).
(xxvi)  Purchase and Sale Agreement and Escrow Instructions by Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and A & B Properties Hawaii, LLC, Series R, and Mahi Pono Holdings, LLC, dated December 17, 2018 (Exhibit 10.1 to Form 8-K, dated December 20, 2018).
(xxvii) Termination Agreement by Alexander & Baldwin, LLC, Series R, Alexander & Baldwin, LLC, Series T, and A & B Properties Hawaii, LLC, Series T, A & B Properties Hawaii, LLC, Series R, Alexander & Baldwin, Inc., Mahi Pono Holdings, LLC, MP EMI, LLC, MP Central A, LLC, MP Central B, LLC, MP CPR, LLC, MP East A, LLC, MP East B, LLC, MP West, LLC, MP CMF, LLC, and MP Kulolio Ranch, LLC, dated June 17, 2025 (Exhibit 10.a.(xxxvi) to Form 10-Q for the quarter ended June 30, 2025).
*10.b.1. (i) Form of Letter Agreement (current participants) (Exhibit 10.b.1(xxviii) to Form 10-Q for the quarter ended March 31, 2022)
(ii) Form of Amendment to Letter Agreement (current participants version) (Exhibit 10.b.1(ii) to Form 10-K for the year ended December 31, 2025).

(iii) Form of Letter Agreement (prospective participants) (Exhibit 10.b.1(xxix) to Form 10-Q for the quarter ended March 31, 2022).
(iv) Form of Amendment to Letter Agreement (prospective participants version) (Exhibit 10.b.1(iv) to Form 10-K for the year ended December 31, 2025).
(v) Alexander & Baldwin, Inc. Executive Severance Plan, amended and restated as of January 1, 2024 (Exhibit 10.b.1(xxxi) to Form 10-K for the year ended December 31, 2023).
(vi)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan (Exhibit 10.3 to Form 8-K, dated January 28, 2013).
(vii)  Amendment No. 1 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated July 29, 2014 (Exhibit 10.b.1(xxii) to Form 10-Q for the quarter ended September 30, 2014).
(viii) Amendment No. 2 to Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, effective January 1, 2018 (Exhibit 10.b.1(xxx) to Form 10-Q for the quarter ended March 31, 2021).

(ix) Alexander & Baldwin, Inc. Excess Benefits Plan, amended and restated effective November 1, 2023 (Exhibit 10.b.1(xxxix) to Form 10-K, for the year ended December 31, 2023).

(x)  Amendment No. 1 to the Alexander & Baldwin, Inc. Excess Benefits Plan, effective January 1, 2026 (Exhibit 10.b.1(x) to Form 10-K, for the year ended December 31, 2025).

(xi) Alexander & Baldwin, Inc. Deferred Compensation Plan for Outside Directors, effective November 1, 2023 (Exhibit 10.b.1(xli) to Form 10-K for the year ended December 31, 2023).
(xii)  Alexander & Baldwin, Inc. Retirement Plan for Outside Directors (Exhibit 10.b.1(xxiii) to Form 10‑Q for the quarter ended June 30, 2012).
(xiii)  Amendment No. 1 to the Alexander & Baldwin, Inc. Retirement Plan for Outside Directors, effective as of March 1, 2013 (Exhibit 10.b.1(xxvi) to Form 10‑Q for the quarter ended March 31, 2013).
(xiv) 2023 Alexander & Baldwin Nonqualified Defined Contribution Plan Adoption Agreement (Exhibit 10.b.1(xlvii) to Form 10-K for the year ended December 31, 2023).
(xv) Alexander & Baldwin 2024 Amended and Restated Deferred Compensation Plan (Exhibit 10.b.1(xlix) to Form 10-K for the year ended December 31, 2023).
(xvi) Alexander & Baldwin, Inc. 2022 Omnibus Incentive Plan (Appendix A to Proxy Statement filed on March 15, 2022).

(xvii) Form of Restricted Stock Unit Agreement for Non-Employee Directors (Exhibit 10.b.1(xlvii) to Form 10-Q for the quarter ended March 31, 2022).

(xviii) Form of Notice of Time-Based Restricted Stock Unit Grant (Exhibit 10.b.1(xlviii) to Form 10-Q for the quarter ended September 30, 2022).

(xix) Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(xlix) to Form 10-Q for the quarter ended September 30, 2022).

(xx) Form of Notice of Performance-Based Restricted Stock Unit Grant (Exhibit 10.b.1.(l) to Form 10-Q for the quarter ended September 30, 2022).

(xxi) Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(li) to Form 10-Q for the quarter ended September 30, 2022).

(xxii) Form of Performance-Based Restricted Stock Unit Agreement for Executive Employees (Exhibit 10.b.1.(xv) to Form 10-K for the year ended December 31, 2024).
(xxiii) Alexander & Baldwin, Inc. Annual Incentive Plan, effective January 1, 2013 (Exhibit 10.b.1.(xxii) to Form 10-Q for the quarter ended September 30, 2025).
(xxiv) Amendment No.1 to Alexander & Baldwin, Inc. Annual Incentive Plan, effective January 1, 2014 (Exhibit 10.b.1.(xxii) to Form 10-Q for the quarter ended September 30, 2025).

    *All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.
19. Alexander & Baldwin, Inc. General Policy Bulletin: Insider Trading, Speculative Transactions and Hedging.
21.1  Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2026.
23.1 Consent of Deloitte & Touche LLP dated February 27, 2026.
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

101. The following information from Alexander & Baldwin, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements.
104. Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

February 27, 2026	By: /s/ Lance K. Parker
Lance K. Parker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric K. Yeaman	Chairman of the Board	February 27, 2026
Eric K. Yeaman

/s/ Lance K. Parker	President, Chief Executive Officer	February 27, 2026
Lance K. Parker	and Director

/s/ Clayton K.Y. Chun	Executive Vice President,	February 27, 2026
Clayton K.Y. Chun	Chief Financial Officer and Treasurer

/s/ Anthony J. Tommasino	Vice President and Controller	February 27, 2026
Anthony J. Tommasino

/s/ Shelee Kimura	Director	February 27, 2026
Shelee Kimura

/s/ Diana M. Laing	Director	February 27, 2026
Diana M. Laing

/s/ John T. Leong	Director	February 27, 2026
John T. Leong

/s/ Douglas M. Pasquale	Lead Independent	February 27, 2026
Douglas M. Pasquale	Director